Form 10QSB
period 2000-04-30
MARWICH II LTD
filed 2004-12-03
CIK 738214

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended April 30, 2000


                       Commission File Number: 2-98191-D


                               Marwich II, Ltd.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Colorado                                     84-0925128
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


               12773 Forest Hill Boulevard, West Palm Beach, FL 33414
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                             (561) 798-2907
                        --------------------------
                        (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes              No__X_


As of November 15, 2004, the Registrant had 4,732,077 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X








                                    INDEX

                                                            Page
                                                           Number

Part I.  Financial Information

     Item 1. Financial Statements

             Balance Sheets as of April 30, 2000
             (unaudited) and January 31, 2000                 3

             Statements of Operations, Three Months
             Ended April 30, 2000 and 1999 (unaudited)        4

             Statements of Cash Flows, Three Months
             Ended April 30, 2000 and 1999 (unaudited)        5

             Notes to Financial Statements                    6-7

     Item 2. Management's Discussion and Analysis of
             Financial Conditions and Results of
             Operations                                       8

Part II.  Other Information                                   9

          Signatures                                         10

                              Marwich II, Ltd.
                       (A Development Stage Company)
                               BALANCE SHEETS

                                  ASSETS

                                                 April 30,      January 31,
                                                   2000            2000
                                                (Unaudited)     (See Note 1)
                                                ------------     -----------

Current Assets                                            -               -
                                                -----------      ----------
  Total Assets                                  $         -      $        -
                                                ===========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                      -               -
                                                -----------      ----------
  Total Current Liabilities                               -               -
                                                -----------      ----------

Stockholders' Equity:
Common Stock, no par value,
  20,000,000 shares authorized
  2,332,077 shares issued and
  outstanding                                       303,567         303,567
Accumulated (deficit)                              (303,567)       (303,567)
                                                -----------      ----------
Total Stockholders' Equity                             -               -
                                                -----------      ----------

Total Liabilities and Stockholders' Equity      $         -      $        -
                                                ===========      ==========




















The accompanying notes are an integral part of the financial statements.

                               Marwich II, Ltd.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                       Three Months Ended
                                                   April 30,       April 30,
                                                      2000           1999
                                                   ---------       ---------

Revenues                                          $          -   $         -
                                                  ------------   -----------

Operating Expenses:                                          -             -
                                                  ------------   -----------
Net (Loss)                                        $          -             -
                                                  ------------   -----------

Per Share                                         $        nil   $       nil
                                                  ============   ===========

Weighted Average Number of Shares Outstanding        2,332,077     2,332,077
                                                  ============   ===========
































The accompanying notes are an integral part of the financial statements.

                               Marwich II, Ltd.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   Three Months Ended
                                                April 30,       April 30,
                                                  2000             1999
                                                -----------    -----------



Cash Flows from Operating Activities:
  Net (loss)                                     $        -    $         -
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
                                                          -              -
                                                 ----------     ----------
Net Cash Provided by Operating Activities                 -              -
                                                 ----------     ----------

Cash Flows from Investing Activities                      -              -
                                                 ----------     ----------

Cash Flows from Financing Activities                      -              -
                                                 ----------     ----------

Increase in Cash                                          -              -

Cash, Beginning of Period                                 -              -
                                                 ----------     ----------
Cash, End of Period                              $        -     $        -
                                                 ==========     ==========
Interest Paid                                    $        -     $        -
                                                 ==========     ==========

Income Taxes Paid                                $        -     $        -
                                                 ==========     ==========
















The accompanying notes are an integral part of the financial statements.

                               Marwich II, Ltd.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                          April 30, 2000 (Unaudited)

(1)  Unaudited Financial Statements

The balance sheet as of April 30, 2000, the statements of operations and the statements of cash flows for the three month periods ended April 30, 2000 and 1999, have been prepared by Marwich II, Ltd.. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at April 30, 2000 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the January 31, 2000 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)  Basis of Presentation - Going Concern

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

(3)  Subsequent Events

Effective October 13, 2004, the Company commenced activities to become currently reporting with the SEC with the intention to become a publicly trading company.

On November 15, 2004, the Company issued 2,400,000 shares of its common stock, representing 50.717% of its common stock outstanding at November 15, 2004. In consideration of the issuance of the 2,400,000 shares of common stock, the receiving company, Pride, contributed $30,000 to the Company and has agreed to provide further consultation services valued at $30,000 to assist the Company in locating a business combination candidate, and to assist in preparation of documents necessary to resume filing of reporting documentation with the SEC. This transaction resulted in a change in control of the Company.

The Company has announced a shareholders meeting to be held on November 30, 2004 principally for the purpose of increasing the authorized common stock to 100,000,000 shares and to reverse split its common stock on a one for five basis.

                                   ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Marwich II, LTD., (the "registrant" or "Company") was incorporated under the laws of the state of Colorado on August 16, 1983. The registrant was organized to engage in the acquisition of assets and properties which management believes has good business potential and the company acquired a number of real estate and promissory note properties. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities.

The Company generated no revenues during the quarter ended April 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At April 30, 2000, the Company had no material commitments for capital expenditures.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         31.1   Certification of Chief Executive      Filed herewith
                Officer pursuant to Section 302 of    electronically
                the Sarbanes-Oxley Act of 2002

         31. 2  Certification of Chief Financial      Filed herewith
                Officer pursuant to Section 302 of    electronically
                the Sarbanes-Oxley Act of 2002

         32.1   Certification of Chief Executive      Filed herewith
                Officer pursuant to 18 U.S.C.         electronically
                Section 1350

         32.2   Certification of Chief Financial      Filed herewith
                Officer pursuant to 18 U.S.C.         electronically
                Section 1350

         (b) Reports on Form 8-K.  None.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

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