Form 10QSB
period 2000-10-31
MARWICH II LTD
filed 2004-12-03
CIK 738214

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended October 31, 2000


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









                                     INDEX



                                                                  Page
                                                                 Number

Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of October 31, 2000
              (unudited) and January 31, 2000                       3

              Statements of Operations, Three Months
              Ended October 3, 2000 and 1999 (unaudited)            4

              Statements of Operations, Nine Months
              Ended October 3, 2000 and 1999 (unaudited)            5

              Statements of Cash Flows, Nine Months
              Ended October 31, 2000 and 1999 (unaudited)           6

              Notes to Financial Statements                         7-8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                            9

Part II.  Other Information                                        10

          Signatures                                               11

                              Marwich II, Ltd.
                       (A Development Stage Company)
                              BALANCE SHEETS

                                 ASSETS

                                                 October 31,      January 31,
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

                               Marwich II, Ltd.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                       Three Months Ended
                                                  October 31,     October 31,
                                                      2000          1999
                                                 -------------   ------------

Revenues                                          $          -   $         -
                                                  ------------   -----------

Operating Expenses:                                          -             -
                                                  ------------   -----------
Net (Loss)                                        $          -             -
                                                  ------------   -----------

Per Share                                         $        nil   $       nil
                                                  ============   ===========

Weighted Average Number of Shares Outstanding        2,332,077     2,332,077
                                                  ============   ===========
































The accompanying notes are an integral part of the financial statements.

                               Marwich II, Ltd.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                       Nine Months Ended
                                                  October 31,    October 31,
                                                      2000          1999
                                                  -----------    -----------

Revenues                                          $          -   $         -
                                                  ------------   -----------

Operating Expenses:                                          -             -
                                                  ------------   -----------
Net (Loss)                                        $          -             -
                                                  ------------   -----------

Per Share                                         $        nil   $       nil
                                                  ============   ===========

Weighted Average Number of Shares Outstanding        2,332,077     2,332,077
                                                  ============   ===========
































The accompanying notes are an integral part of the financial statements.

                               Marwich II, Ltd.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Nine Months Ended
                                                 October 31,    October 31,
                                                    2000           1999
                                                 -----------   ------------


Cash Flows from Operating Activities:
  Net (loss)                                      $        -   $         -
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
                                                           -             -
                                                  ----------    ----------
Net Cash Provided by Operating Activities                  -             -
                                                  ----------    ----------

Cash Flows from Investing Activities                       -             -
                                                  ----------    ----------

Cash Flows from Financing Activities                       -             -
                                                  ----------    ----------

Increase in Cash                                           -             -

Cash, Beginning of Period                                  -             -
                                                  ----------    ----------
Cash, End of Period                               $        -    $        -
                                                  ==========    ==========
Interest Paid                                     $        -    $        -
                                                  ==========    ==========
Income Taxes Paid                                 $        -    $        -
                                                  ==========    ==========



















The accompanying notes are an integral part of the financial statements.

                               Marwich II, Ltd.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                         October 31, 2000 (Unaudited)


(1)  Unaudited Financial Statements

The balance sheet as of October 31, 2000, the statements of operations and the statements of cash flows for the three month periods ended October 31, 2000 and 1999, have been prepared by Marwich II, Ltd. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at October 31, 2000 and for all periods presented, have been made.

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

The Company generated no revenues during the quarter ended October 31, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At October 31, 2000, the Company had no material commitments for capital expenditures.

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

                                    Marwich II, Ltd.


Date: November 15, 2004             By: /s/ Michael Schumacher
                                        Michael Schumacher
                                        President, Treasurer, Chief Financial
                                        Officer


                                    By: /s/ Peter Porath
                                        Peter Porath
                                        Vice-President