Form 10KSB
period 2001-01-31
MARWICH II LTD
filed 2004-12-03
CIK 738214

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended   January 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] YES NO [ ]

State issuer's revenues for its most recent fiscal year. $ -0-

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

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

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

                         INDEX TO FINANCIAL STATEMENTS

                                 Marwich II, Ltd.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                      with
                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Report of Independent Certified Public Accountants               F-2

Financial Statements:

     Balance Sheet ...........................................   F-3

     Statements of Operations ................................   F-4

     Statement of Changes in Stockholders' Equity ............   F-5

     Statements of Cash Flows ................................   F-6

     Notes to Financial Statements ...........................   F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Marwich II, Ltd.
Denver, CO

We have audited the accompanying balance sheet of Marwich II, Ltd. as of January 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 2001 and 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Marwich II, Ltd. (a development-stage company) as of January 31, 2001, and the results of its operations, changes in its stockholders' equity and its cash flows for the years ended January 31, 2001and 2000 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Miller and McCollom

Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

November 15, 2004

                               Marwich II, Ltd.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                January 31, 2001

     ASSETS

Current Assets:                                       $       -
                                                      -----------

TOTAL ASSETS                                          $       -
                                                      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                  $       -
                                                      -----------

   Total Current Liabilities                                  -
                                                      -----------

   TOTAL LIABILITIES                                  $       -
                                                      -----------

Stockholders' Equity:
 Common stock, no par value
  20,000,000 shares authorized, 2,332,077
   issued and outstanding                                 303,567
  Accumulated (Deficit)                                  (303,567)
                                                      -----------
TOTAL STOCKHOLDERS' EQUITY                                   -
                                                      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $      -
                                                      ===========


The accompanying notes are an integral part of the financial statements.

                               MARWICH II, LTD.
                        (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                  For the Year Ended
                                                      January 31,
                                                2001              2000
                                              ---------        ---------

Revenue                                       $     -          $     -
                                              ---------        ---------
Expenses:                                           -                -
                                              ---------        ---------
                                                    -                -
                                              ---------        ---------

Net (Loss)                                    $     -          $     -
                                              ---------        ---------

Per Share                                     $     -          $     -
                                              =========        =========
Weighted Average Shares Outstanding           2,332,077        2,332,077
                                              =========        =========


The accompanying notes are an integral part of the financial statements.

                               MARWICH II, LTD.
                        (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from February 1, 1999 through January 31, 2001

                    Preferred    Stock     Common      Stock    Accumulated
                    No./Shares   Amount   No./Shares   Amount   (Deficit)     Total
                    ----------   ------   ----------   ------   -----------   -----
Balance at
February 1, 1999        -        $   -    2,332,077   $303,567  $(303,567)    $  -

Net loss-year Ended
January 31, 2000        -            -         -          -          -           -
                      -----      ------   ---------   --------  ---------     -----
Balance at
January 31, 2000        -            -    2,332,077    303,567   (303,567)       -

Net loss-year ended
January 31, 2001        -            -         -          -          -           -
                      -----      ------   ---------   --------  ---------     -----
Balance at
January 31, 2001        -        $   -    2,332,077   $303,567  $(303,567)    $  -



The accompanying notes are an integral part of the financial statements.

                               MARWICH II, LTD.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                  For the Year Ended
                                                      January 31,
                                                2001              2000
                                              ---------        ---------

Cash Flows from Operating Activities:
 Net (Loss)                                   $     -          $     -
 Adjustment to reconcile net (loss)
  to net cash provided by operating
   activities:                                      -                -
                                              ----------       ----------

  Net Cash Provided by (Used in)
   Operating Activities                             -                -
                                              ----------       ----------

Cash Flows from Investing Activities                -                -
                                              ----------       ----------

Cash Flows from Financing Activities:               -                -
                                              ----------       ----------

Increase (decrease) in Cash                         -                -

Cash, Beginning of Period                           -                -
                                              ----------       ----------
Cash, End of Period                           $     -          $     -
                                              ==========       ==========
Interest Paid                                 $     -          $     -
                                              ==========       ==========
Income Taxes Paid                             $     -          $     -
                                              ==========       ==========


The accompanying notes are an integral part of the financial statements.

                               MARWICH II, LTD.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               January 31, 2001

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

                                MARWICH II, LTD.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               January 31, 2001

(1)  Summary of Accounting Policies, Continued

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted this statement for the year ending January 31, 2001. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

                               MARWICH II, LTD.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                               January 31, 2001

(1)  Summary of Accounting Policies, Continued

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

     (e)  Recent Accounting Pronouncements, Continued

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

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

                               MARWICH II, LTD.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                               January 31, 2001

(1)  Summary of Accounting Policies, Continued

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

(2)  Income Taxes

As of January 31, 2001, the Company's net operating loss carry forward had expired or were restricted due to a change in ownership.

                               MARWICH II, LTD.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              January 31, 2001

(3)  Common Stock Issued

On October 3, 1983, the date of inception, the Company issued 2,200,000 shares of common stock to two officers of the Company. Prior to January 31, 1984, an additional 130,537shares of common stock were issued. During February, 1984, an additional 1,540 shares of common stock were issued.

As of January 31, 2001, the Company's Articles of Incorporation, as amended, authorized the issuance of up to 20,000,000 shares of no par value common stock and up to 1,000,000 shares of $0.01 par value preferred stock. As of January 31, 2001, there were 2,332,077 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding.

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





















