Form 10QSB
period 2002-07-31
MARWICH II LTD
filed 2004-12-06
CIK 738214

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended July 31, 2002


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






                                    INDEX

                                                              Page
                                                             Number

Part I.   Financial Information

     Item I. Financial Statements

             Balance Sheets as of July 31, 2002
             (unaudited) and January 31, 2002                    3

             Statements of Operations, Three Months
             Ended July 3, 2002 and 2001 (unaudited)             4

             Statements of Operations, Six Months
             Ended July 3, 2002 and 2001 (unaudited)             5

             Statements of Cash Flows, Six Months
             Ended July 31, 2002 and 2001 (unaudited)            6

             Notes to Financial Statements                       7

     Item 2. Management's Discussion and Analysis of
             Financial Conditions and Results of
             Operations                                          9

Part II.  Other Information                                     10

          Signatures                                            11

                              Marwich II, Ltd.
                        (A Development Stage Company)
                               BALANCE SHEETS

                                  ASSETS

                                                 July 31,      January 31,
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

                               Marwich II, Ltd.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     Three Months Ended
                                                    July 31,       July 31,
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

                               Marwich II, Ltd.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                       Six Months Ended
                                                   July 31,       July 31,
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

                               Marwich II, Ltd.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                      Six Months Ended
                                                   July 31,      July 31,
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

                                Marwich II, Ltd.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           July 31, 2002 (Unaudited)

(1)  Unaudited Financial Statements

The balance sheet as of July 31, 2002, the statements of operations and the statements of cash flows for the three month periods ended July 31, 2002 and 2001, have been prepared by Marwich II, Ltd.. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at July 31, 2001 and for all periods presented, have been made.

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

The Company generated no revenues during the quarter ended July 31, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At July 31, 2002, the Company had no material commitments for capital expenditures.

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