Form 10QSB
period 2003-04-30
MARWICH II LTD
filed 2004-12-07
CIK 738214

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended April 30, 2003


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







                                    INDEX

                                                                 Page
                                                                Number

Part I.   Financial Information

     Item 1.   Financial Statements

               Balance Sheets as of April 30, 2003
               (unaudited) and January 31, 2003                    3

               Statements of Operations, Three Months
               Ended April 30, 2003 and 2002 (unaudited)           4

               Statements of Cash Flows, Three Months
               Ended April 30, 2003 and 2002 (unaudited)           5

               Notes to Financial Statements                       6

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                          8

Part II.  Other Information                                        9

          Signatures                                              10

                              Marwich II, Ltd.
                       (A Development Stage Company)
                               BALANCE SHEETS

                                 ASSETS

                                                 April 30,      January 31,
                                                     2003          2003
                                                 (Unaudited)    (See Note 1)
                                                ------------     -----------

Current Assets                                            -               -
                                                -----------      ----------
  Total Assets                                  $         -      $        -
                                                ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                      -               -
                                                -----------      ----------
  Total Current Liabilities                               -               -
                                                -----------      ----------

Stockholders' Equity:
Common Stock, no par value,
     20,000,000 shares authorized
     2,332,077 shares issued and
     outstanding                                    303,567         303,567
Accumulated (deficit)                              (303,567)       (303,567)
                                                -----------      ----------
Total Stockholders' Equity                             -               -
                                                -----------      ----------

Total Liabilities and Stockholders' Equity      $         -      $        -
                                                ===========      ==========


















The accompanying notes are an integral part of the financial statements.

                             Marwich II, Ltd.
                      (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                       Three Months Ended
                                                   April 30,       April 30,
                                                     2003            2002
                                                  ------------   -----------

Revenues                                          $          -   $         -
                                                  ------------   -----------

Operating Expenses:                                          -             -
                                                  ------------   -----------
Net (Loss)                                        $          -             -
                                                  ------------   -----------

Per Share                                         $        nil   $       nil
                                                  ============   ===========

Weighted Average Number of Shares Outstanding        2,332,077     2,332,077
                                                  ============   ===========
































The accompanying notes are an integral part of the financial statements.

                               Marwich II, Ltd.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Three Months Ended
                                                   April 30,    April 30,
                                                     2003         2002
                                                  ----------   -----------
Cash Flows from Operating Activities:
  Net (loss)                                      $        -   $         -
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
                                                           -             -
                                                  ----------    ----------
Net Cash Provided by Operating Activities                  -             -
                                                  ----------    ----------

Cash Flows from Investing Activities                       -             -
                                                  ----------    ----------

Cash Flows from Financing Activities                       -             -
                                                  ----------    ----------

Increase in Cash                                           -             -

Cash, Beginning of Period                                  -             -
                                                  ----------    ----------
Cash, End of Period                               $        -    $        -
                                                  ==========    ==========
Interest Paid                                     $        -    $        -
                                                  ==========    ==========
Income Taxes Paid                                 $        -    $        -
                                                  ==========    ==========



















The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                          April 30, 2003 (Unaudited)

(1)  Unaudited Financial Statements

The balance sheet as of April 30, 2003, the statements of operations and the statements of cash flows for the three month periods ended April 30, 2003 and 2002, have been prepared by Marwich II, Ltd.. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at April 30, 2003 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the January 31, 2003 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

The Company generated no revenues during the quarter ended April 30, 2003, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At April 30, 2003, the Company had no material commitments for capital expenditures.

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