Form 10KSB
period 2004-01-31
MARWICH II LTD
filed 2004-12-07
CIK 738214

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 2004

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $ -0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable.

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

     Statements of Cash Flows ................................   F-6

     Notes to Financial Statements ...........................   F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Marwich II, Ltd.
Denver, CO

We have audited the accompanying balance sheet of Marwich II, Ltd. as of January 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 2004 and 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Marwich II, Ltd. (a development-stage company) as of January 31, 2004, and the results of its operations, changes in its stockholders' equity and its cash flows for the years ended January 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                               BALANCE SHEET
                             January 31, 2004

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

                               MARWICH II, LTD.
                        (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                  For the Year Ended
                                                      January 31,
                                                2004              2003
                                              ---------        ---------

Revenue                                       $     -          $     -
                                              ---------        ---------
Expenses:                                           -                -
                                              ---------        ---------
                                                    -                -
                                              ---------        ---------

Net (Loss)                                    $     -          $     -
                                              ---------        ---------

Per Share                                     $     -          $     -
                                              =========        =========
Weighted Average Shares Outstanding           2,332,077        2,332,077
                                              =========        =========


The accompanying notes are an integral part of the financial statements.

                               MARWICH II, LTD.
                       (A Development Stage Company)


                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       For the Period from February 1, 2001 through January 31, 2004


                    Preferred    Stock     Common      Stock    Accumulated
                    No./Shares   Amount   No./Shares   Amount   (Deficit)     Total
                    ----------   ------   ----------   ------   -----------   -----
Balance at
February 1, 2002        -        $   -    2,332,077   $303,567  $(303,567)    $  -

Net loss-year Ended
January 31, 2004        -            -         -          -          -           -
                      -----      ------   ---------   --------  ---------     -----
Balance at
January 31, 2004        -            -    2,332,077    303,567   (303,567)       -

Net loss-year ended
January 31, 2004        -            -         -          -          -           -
                      -----      ------   ---------   --------  ---------     -----
Balance at
January 31, 2003        -        $   -    2,332,077   $303,567  $(303,567)    $  -



The accompanying notes are an integral part of the financial statements.

                               MARWICH II, LTD.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                  For the Year Ended
                                                      January 31,
                                                2004             2003
                                              ---------        ---------

Cash Flows from Operating Activities:
 Net (Loss)                                   $     -          $     -
 Adjustment to reconcile net (loss)
  to net cash provided by operating
   activities:                                      -                -
                                              ----------       ----------

  Net Cash Provided by (Used in)
   Operating Activities                             -                -
                                              ----------       ----------

Cash Flows from Investing Activities                -                -
                                              ----------       ----------

Cash Flows from Financing Activities:               -                -
                                              ----------       ----------

Increase (decrease) in Cash                         -                -

Cash, Beginning of Period                           -                -
                                              ----------       ----------
Cash, End of Period                           $     -          $     -
                                              ==========       ==========
Interest Paid                                 $     -          $     -
                                              ==========       ==========
Income Taxes Paid                             $     -          $     -
                                              ==========       ==========


The accompanying notes are an integral part of the financial statements.

                              MARWICH II, LTD.
                       (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              January 31, 2004

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

                              MARWICH II, LTD.
                      (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                              January 31, 2004

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company adopted this statement for the year ending January 31, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

                      NOTES TO FINANCIAL STATEMENTS
                             January 31, 2004

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

                              MARWICH II, LTD.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
                             January 31, 2004

(1)  Summary of Accounting Policies, Continued

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

(2)  Income Taxes

As of January 31, 2004, the Company's net operating loss carry forward had expired or were restricted due to a change in ownership.

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

                              MARWICH II, LTD.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
                             January 31, 2004

(3)  Common Stock Issued, Continued

As of January 31, 2004, the Company's Articles of Incorporation, as amended, authorized the issuance of up to 20,000,000 shares of no par value common stock and up to 1,000,000 shares of $0.01 par value preferred stock. As of January 31, 2004, there were 2,332,077 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding.

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

    10.1    Memo of Understanding between        Filed herewith
            Pride Equities, Inc. and Marwich     electronically
            II, Ltd.

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





















