Form 10QSB
period 2004-10-31
MARWICH II LTD
filed 2004-12-07
CIK 738214

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended October 31, 2004


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









                                    INDEX

                                                              Page
                                                             Number

Part I.   Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of October 31, 2004
              (unaudited) and January 31, 2004                  3

              Statements of Operations, Three Months
              Ended October 3, 2004 and 2003 (unaudited)        4

              Statements of Cash Flows, Three Months
              Ended October 31, 2004 and 2003 (unaudited)       5

              Notes to Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                        8

Part II.  Other Information                                     9

          Signatures                                           10

                               Marwich II, Ltd.
                        (A Development Stage Company)
                               BALANCE SHEETS

                                   ASSETS

                                                 October 31,    January 31,
                                                    2004           2004
                                                 (Unaudited)    (See Note 1)
                                                 -----------    -----------

Current Assets                                             -              -
                                                 -----------     ----------
   Total Assets                                  $         -     $        -
                                                 ===========     ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                       -              -
                                                 -----------     ----------
   Total Current Liabilities                               -              -
                                                 -----------     ----------

Stockholders' Equity:
Common Stock, no par value,
   20,000,000 shares authorized
   2,332,077 shares issued and
   outstanding                                       303,567        303,567
Accumulated (deficit)                               (303,567)      (303,567)
                                                 -----------     ----------
Total Stockholders' Equity                                 -              -
                                                 -----------     ----------

Total Liabilities and Stockholders' Equity       $         -     $        -
                                                 ===========     ==========


















The accompanying notes are an integral part of the financial statements.

                               Marwich II, Ltd.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                       Three Months Ended
                                                  October 31,     October 31,
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

                                Marwich II, Ltd.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Three Months Ended
                                                  October 31,  October 31,
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

                                 Marwich II, Ltd.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           October 31, 2004 (Unaudited)

(1)  Unaudited Financial Statements

The balance sheet as of October 31, 2004, the statements of operations and the statements of cash flows for the three month periods ended October 31, 2004 and 2003, have been prepared by Marwich II, Ltd.. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at October 31, 2004 and for all periods presented, have been made.

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

The Company generated no revenues during the quarter ended October 31,2004, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At October 31, 2004, the Company had no material commitments for capital expenditures.

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