Form 10KSB
period 2005-01-31
MARWICH II LTD
filed 2005-05-04
CIK 738214

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 2005

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:

                    Commission file number: 2-98191- D

                               Marwich II, Ltd.
                (Name of Small Business Issuer in its charter)

           Colorado                                    84-0925128
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   YES [ ] NO [X]

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

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 946,416 as of May 4, 2005.

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

In October 2004, the Board, appointed three new members and officers, Michael Schumacher, George A. Powell and Peter Porath, all of whom are shareholders of the firm Pride Equities, Inc. (Pride). Management then secured the services of Pride, a consulting firm that is expected to assist the Company in its efforts to salvage value for the benefit of its shareholders. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pride contributed $30,000 as paid in capital to the Company to pay for the costs of current accounting and filings with the Securities and Exchange Commission, so as to reactivate the Company as a reporting company. The Company issued Pride 2,400,000 shares (pre reverse split), of its common stock representing approximately 50.717% of its common stock outstanding as of November 30, 2004, in exchange for $30,000 cash. Pride has also agreed to advise the Company as to potential business combinations.

Pursuant to the Articles of Incorporation, the Company was authorized to issue 20,000,000 shares of common stock with no par value and 1,000,000 shares of $0.01 par value Preferred Stock. The Company had a shareholder meeting on November 30, 2004 to amend the Articles of Incorporation to increase the authorized common stock to 100,000,000 shares of no par value common stock.

In addition, at the shareholders meeting held November 30, 2004, the shareholders voted to authorize a reverse stock split of all 4,732,077 shares on a one for five basis, with any fractional shares rounded up to the next whole share. After the reverse split there are outstanding a total of 946,416 shares.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following items were submitted to a vote of the security holders of the company and approved effective as of November 30, 2004.

  *   Increasing the authorized common stock to 100,000,000 shares
  *   A one for five reverse stock split-with fractional shares rounded up
  * The ratification of the issuance of 2,400,000, pre-split, shares to Pride Equities, Inc.
  * To authorize the filing of Restated Articles of Incorporation, if desired by the Board of Directors
  * To reduce all time periods, either in the Articles or By-laws, to the minimum time period allowed by state law, as enacted from time to time.



                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

There is not a market for the Company's securities.

(b) Holders.

As of May 4, 2005, there are approximately 35 holders of the Company's Common Stock.

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

Liquidity and Capital Resources.

From the Company's date of incorporation until November 30, 2004, the Company had issued and outstanding an aggregate of 2,337,077 (pre-split) shares of its common stock. On November 30, 2004, the Company issued 2,400,000 shares (which amount is included in the aggregate 4,732,077 issued and outstanding, prior to the one for five reverse stock split which would effectively reduce the outstanding shares to 946,416) for $30,000 cash. Pride has also agreed to advise the Company as to potential business combinations.

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

          Statements of Cash Flows                               F-6

          Notes to Financial Statements                          F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Marwich II, Ltd.
Denver, CO

We have audited the accompanying balance sheet of Marwich II, Ltd.. as of January 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 2005 and 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Marwich II, Ltd. (a development-stage company) as of January 31, 2005, and the results of its operations, changes in its stockholders' equity and its cash flows for the years ended January 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Miller and McCollom

Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

April 26, 2005

                               MARWICH II, LTD.
                        (A Development Stage Company)

                                BALANCE SHEET
                               January 31, 2005

                                    ASSETS


Current Assets:
   Cash                                                    $  19,931
                                                           ---------
   Total Current Assets                                       19,931

TOTAL ASSETS                                               $  19,931
                                                           =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                       $     648
                                                           ---------
     Total Current Liabilities
                                                                 648
                                                           ---------
TOTAL LIABILITIES                                                648
                                                           ---------

Stockholders' Equity:
  Common stock, no par value
   100,000,000 shares authorized,
   946,416 issued and outstanding                            333,567
  Accumulated (Deficit)                                     (314,284)
                                                           ---------
TOTAL STOCKHOLDERS' EQUITY                                    19,283
                                                           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  19,931
                                                           =========



The accompanying notes are an integral part of the financial statements.

                              MARWICH II, LTD.
                       (A Development Stage Company)

                          STATEMENTS OF OPERATIONS

                                                           For the Period
                                                           from October 13,
                                                            2004 (date of
                                                             development
                              For the Year Ended            stage through
                                  January 31,                January 31,
                              2005          2004                 2004
                            --------      --------         ----------------

Revenue                     $   -         $   -                $   -

Expenses:
  Accounting and legal         9,710          -                   9,710
  Other                        1,007          -                   1,007
                            --------      --------             --------
                              10,717          -                  10,717
                            --------      --------             --------
Net (Loss)                  $(10,717)     $   -                $(10,717)
                            --------      --------             --------

Per Share                   $   (.02)     $   nil              $   (.01)
                            ========      ========             ========

Weighted Average Shares
 Outstanding                 566,416       466,416              809,273
                            ========      ========             ========





The accompanying notes are an integral part of the financial statements.

                              MARWICH II, LTD.
                       (A Development Stage Company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        For the Period from February 1, 2003 through January 31, 2005


                     Preferred   Stock     Common      Stock      Accumulated
                     No./Shares  Amount   No./Shares   Amount      (Deficit)      Total
                     ----------  ------   ----------   --------   ------------  --------
Balance at
February 1, 2003              -  $    -     466,416    $303,567    $(303,567)   $      -

Net loss-year
ended January 31,
2004                          -       -           -           -            -           -
                         ------  ------     -------    --------    ---------    --------
Balance at
January 31, 2004              -       -     466,416     303,567     (303,567)          -

Stock issued
for cash                      -       -     480,000      30,000            -      30,000

Net loss-year
ended January 31,
2005                          -       -           -           -      (10,717)    (10,717)
                         ------  ------     -------    --------    ---------    --------
Balance at
January 31, 2005              -       -     946,416    $333,567    $(314,284)   $ 19,283
                         ======  ======     =======    ========    =========    ========



The accompanying notes are an integral part of the financial statements.

                               MARWICH II, LTD.
                        (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

                                                           For the Period
                                                           from October 13,
                                                            2004 (date of
                                                             development
                                     For the Year Ended     stage through
                                         January 31,         January 31,
                                     2005          2004          2004
                                   ---------    ---------  ----------------

Cash Flows from Operating
 Activities:
  Net Loss                         $(10,717)    $    -         $(10,717)
  Adjustment to reconcile
   net (loss) to net cash
   provided by operating
   activities:
    Increase in accounts payable        648          -              648
                                   --------     --------       --------
  Net Cash (Used in) Operating
   Activities                       (10,069)         -          (10,069)
                                   --------     --------       --------
Cash Flows from Investing
 Activities                            -             -             -
                                   ========     ========       ========

Cash Flows from Financing
 Activities:
  Issuance of stock for cash         30,000          -           30,000
                                   --------     --------       --------
 Net Cash Provided by Financing
  Activities                         30,000          -           30,000
                                   --------     --------       --------
Increase in Cash                     19,931          -           19,931

Cash, Beginning of Period              -             -             -
                                   --------     --------       --------

Cash, End of Period                $ 19,931     $    -         $ 19,931
                                   ========     ========       ========

Interest Paid                      $   -        $    -         $   -
                                   ========     ========       ========

Income Taxes Paid                  $   -        $    -         $   -
                                   ========     ========       ========

The accompanying notes are an integral part of the financial statements.

                              MARWICH II, LTD.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                              January 31, 2005

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

                               MARWICH II, LTD.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              January 31, 2005

(1)  Summary of Accounting Policies, Continued

     (d)  Basis of Presentation - Going Concern

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination. (See Note 5) Management believes that this plan provides an opportunity for the Company to continue as a going concern.

     (e)  Recently Enacted Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs
- an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real
Estate Time-Sharing Transactions   an amendment of FASB Statements No. 66 and
67", SFAS No. 153, "Exchanges of Nonmonetary Assets   an amendment of APB
Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-based Payment", were recently issued. These standards have no current applicability to the Company or their effect on the financial statements would have been insignificant.

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

                              MARWICH II, LTD.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                              January 31, 2005

(1)  Summary of Accounting Policies, Continued

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

     (k)  Development Stage Enterprise

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

     (l)  Other

The Company has selected January 31 as its fiscal year end.

The company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

(2)  Income Taxes

The Company has an estimated net operating loss carry forward of approximately $41,000 at January 31, 2005 to offset future taxable income. Net operating losses prior to 2004 had expired or were restricted due to a change in ownership. The net operating loss carry forward, if not used, will expire in the year ending January 31, 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

                              MARWICH II, LTD.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                              January 31, 2005

(2)  Income Taxes, Continued

Significant components of the Company's net deferred income tax asset are as follows:

                                                January 31,   January 31,
                                                   2005          2004
                                                -----------   -----------
Net operating losses carry forward               $  7,500       $   -
Deferred income tax allowance                      (7,500)         (-)
                                                 --------       -----
Net deferred income tax asset                    $   -          $   -
                                                 ========       =====

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) at January 31, 2005 is as follows:

Tax (benefit) at Federal statutory rate                 (15.00)%
State tax (benefit) net of Federal benefit               (3.50)
Valuation allowance                                      18.50
                                                        ------
Tax provision (benefit)                                    -
                                                        ======

(3)  Common Stock Issued

On October 3, 1983, the date of inception, the Company issued 2,200,000 shares of common stock to two officers of the Company. Prior to January 31, 1984, an additional 130,537shares of common stock were issued. During February, 1984, an additional 1,540 shares of common stock were issued.

On November 30, 2004, the Company issued 2,400,000 (pre reverse split) shares of its common stock to Pride Equities, Inc. (Pride), representing 50.717% of its common stock outstanding at November 30, 2004, in exchange for $30,000 cash. Pride has also agreed to advise the Company as to potential business combinations. This transaction resulted in a change in control of the Company.

As of January 31, 2005, the Company's Articles of Incorporation, as amended, authorized the issuance of up to 100,000,000 shares of no par value common stock and up to 1,000,000 shares of $0.01 par value preferred stock. As of January 31, 2005, there were 946,416 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding.

(4)     Reverse Split

Effective November 30, 2004, the Company effected a reverse split of its common stock on a one for five basis. All references to common stock in the financial statements have been retroactively given effect for this split.

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

Peter Porath has been Vice-President and a director of the Company since October 2004. Since January 2003, Mr. Porath has been President and a Director of Federal Mortgage Corporation of Puerto Rico, an inactive public company. He is also, since June 2003, a President and Director of National Superstars, Inc, an inactive pubic company. Mr. Porath was a director of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), a public company, and was President from November 2000 until February 2001. Mr. Porath was a director and president of Vacation Ownership Marketing, Inc., (a public company) from May 2000 until August 2001. Mr. Porath was a director for Plants For Tomorrow, an environmental mitigation concern through the years from 1989-1991. From 1990 through 2001, Mr. Porath, semi-retired operated a retail magic supply store in Fort Lauderdale, Florida, Merlin's Festival of

Magic. From 1978 to 1979, Mr. Porath was executive vice-president and director of International Resort Properties, Inc., a timesharing company in Hillsboro Beach, Florida where he was responsible for the development of a 20-unit project. Prior to 1978, Mr. Porath was Vice President of Investment Corporation of Florida, a public company on the American Stock Exchange, and developer of Wellington and Palm Beach Polo, now a city of 40,000 people. Prior to this, Mr. Porath was President of San Andros, Inc., doing real estate workouts for the Bank of Virginia; Vice-President of Magnuson Corp., a real estate developer; Supervisor of Customer Service for General Development Corp., a New York Stock Exchange Company; and Assistant to the Vice-President of Moody's Investors Service, Chicago, now a New York Stock Exchange Company. Mr. Porath attended Syracuse University in the U.S. Air Force Security Service and holds a Bachelor of the Arts Degree in English from Ripon College and a Juris Doctor from De Paul University in Chicago.

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

                                       NUMBER OF           PERCENTAGE
                                      SHARES OWNED         OF SHARES
NAME AND ADDRESS                      OR CONTROLLED          OWNED
----------------                      -------------        -----------

Michael Schumacher, beneficially
Through Pride Equities, Inc.             2,400,000           50.717%
Denver, Colorado

George A Powell                              1,000             -0-

All Officers and Directors as a Group    2,401,000           50.717%

Marq J. Warner                             889,500            18.79%

Michael R. Deans                           889,500            18.79%

All Officers, Directors, and more than
5% owners, as a group                    4,180,000            88.33%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In October 2004, The Board, appointed three new members and officers, Michael Schumacher, George A. Powell and Peter Porath, shareholders of the firm.
Pride Equities, Inc. (Pride) and management likewise secured the services of Pride, a consulting firm, which is expected to assist the company in its efforts to salvage value for the benefit of its shareholders. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pride contributed $30,000.00 as paid in capital to the Company to pay costs of current accounting and filings with the Securities and Exchange Commission so as to reactivate the Company as a reporting company. Pride has also agreed to advise the Company as to potential business combinations. In consideration for these services and the capital contribution(s), the Company issued Pride 2,400,000, pre reverse split shares of its common stock, representing 50.717% of its common stock outstanding as of November 30, 2004.

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

10.1    Memo of Understanding between         Previously filed
        Pride Equities, Inc. and Marwich      electronically
        II, Ltd.

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

Date May 4, 2005



By: /s/ Michael Schumacher
    Michael Schumacher
    President, Treasurer, Chief
    Financial Officer



By: /s/ Peter Porath
    Peter Porath
    Vice-President, Chief Executive
    Officer