Form 10QSB
period 2005-04-30
MARWICH II LTD
filed 2005-09-19
CIK 738214

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended April 30, 2005


                        Commission File Number: 2-98191-D


                                Marwich II, Ltd.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                       84-0925128
-------------------------------                ---------------------------------
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

                            Yes              No__X_


As of August 16, 2005, the Registrant had 946,416 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.       Financial Information

         Item I.  Financial Statements

                  Balance Sheets as of April 30, 2005
                   (unaudited) and January 31, 2005                         2

                  Statements of Operations, Three Months
                    Ended April 30, 2005 and 2004 (unaudited)               3

                  Statements of Cash Flows, Three Months
                    Ended April 30, 2005 and 2004 (unaudited)               4

                  Notes to Financial Statements                             5

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                              6

Part II.      Other Information                                             7

                                Marwich II, Ltd.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                  April 30,    January 31,
                                                    2005           2005
                                                (Unaudited)    (See Note 1)
                                                -----------    -----------

Current Assets                                       19,931         19,931
                                                -----------    -----------
  Total Assets                                  $    19,931    $    19,931
                                                ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    5,575            648
                                                -----------    -----------
  Total Current Liabilities                           5,575            648
                                                -----------    -----------

Stockholders' Equity:
 Preferred stock, $.01 par value;
  1,000,000 shares authorized, none
  issued and outstanding                               --             --
 Common Stock, no par value,
  100,000,000 shares authorized
  946,416 shares issued and
  outstanding                                       333,567        333,567
 Accumulated (deficit)                             (303,567)      (303,567)
 Accumulated (deficit) during the
  development stage                                 (15,644)       (10,717)
                                                -----------    -----------
Total Stockholders' Equity                           14,356         19,283
                                                -----------    -----------

Total Liabilities and Stockholders' Equity      $    19,931    $    19,931
                                                ===========    ===========






The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the
                                                               period from
                                                               October 13,
                                                              2004 (date of
                                                               development
                                    Three Months Ended        stage)through
                                April 30,        April 30,       April 30,
                                  2005             2004            2005
                             -------------    -------------   -------------

Revenues                     $        --      $        --     $        --
                             -------------    -------------   -------------

Operating Expenses:
 Professional fees                   3,930             --            13,640
 Administrative and other              997             --             2,004
                             -------------    -------------   -------------
                                     4,927             --            15,644
                             -------------    -------------   -------------
Net (Loss)                   $      (4,927)   $        --           (15,644)
                             -------------    -------------   -------------

Per Share                    $        (.01)   $         nil   $        (.02)
                             =============    =============   =============

Weighted Average Number of
 Shares Outstanding                946,416          466,416         877,845
                             =============    =============   =============






The accompanying notes are an integral part of the financial statements.


                                Marwich II, Ltd.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the
                                                                    period from
                                                                    October 13,
                                                                   2004 (date of
                                                                    development
                                         Three Months Ended        stage)through
                                     April 30,        April 30,       April 30,
                                       2005             2004            2005
                                  -------------    -------------   -------------
Cash Flows from Operating
 Activities:
  Net (loss)                      $      (4,927)   $        --     $     (15,644)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
   Increase in accounts payable
    and accrued expenses                  4,927             --             5,575
                                  -------------    -------------   -------------
Net Cash (Used in) Operating
 Activities                                --               --           (10,069)
                                  -------------    -------------   -------------

Cash Flows from Investing
 Activities                                --               --              --
                                  -------------    -------------   -------------

Cash Flows from Financing
 Activities
  Common stock issued for cash             --               --            30,000
                                  -------------    -------------   -------------
Net cash provided by financing
 Activities                                --               --            30,000
                                  -------------    -------------   -------------

Increase in Cash                           --               --            19,931

Cash, Beginning of Period                19,931             --              --
                                  -------------    -------------   -------------
Cash, End of Period               $      19,931    $        --     $      19,931
                                  =============    =============   =============
Interest Paid                     $        --      $        --     $        --
                                  =============    =============   =============
Income Taxes Paid                 $        --      $        --     $        --
                                  =============    =============   =============



The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           April 30, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of April 30, 2005, the statements of operations and the statements of cash flows for the three month periods ended April 30, 2005 and 2004, have been prepared by Marwich II, Ltd. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at April 30, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the January 31, 2005 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

The Company generated no revenues during the quarter ended April 30, 2005, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At April 30, 2005, the Company had no material commitments for capital expenditures.

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

Marwich II, Ltd.

Date: August 16, 2005

By:


 /s/ Michael Schumacher
----------------------------------------------
Michael Schumacher
President, Treasurer, Chief Financial Officer



By:


  /s/ Peter Porath
----------------------------------------------
Peter Porath
Vice-President, Chief Executive Officer