Form 10QSB
period 2005-07-31
MARWICH II LTD
filed 2005-09-19
CIK 738214

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended July 31, 2005


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

                            Yes              No__X_


As of September 19, 2005, the Registrant had 946,416 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.        Financial Information

         Item I.  Financial Statements

                  Balance Sheets as of July 31, 2005
                   (unaudited) and January 31, 2005                         2

                  Statements of Operations, Three Months
                    Ended July 31, 2005 and 2004 (unaudited)                3

                  Statements of Operations, Six Months
                    Ended July 31, 2005 and 2004 (unaudited)                4

                  Statements of Cash Flows, Six Months
                    Ended July 31, 2005 and 2004 (unaudited)                5

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                              7

Part II.  Other Information                                                 8

                                Marwich II, Ltd.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                  July 31,      January 31,
                                                   2005            2005
                                                (Unaudited)    (See Note 1)
                                               ------------    ------------

Current Assets                                       11,566          19,931
                                               ------------    ------------
  Total Assets                                 $     11,566    $     19,931
                                               ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                     --               648
                                               ------------    ------------
  Total Current Liabilities                            --               648
                                               ------------    ------------

Stockholders' Equity:
 Preferred stock, $.01 par value;
  1,000,000 shares authorized, none
  issued and outstanding
 Common Stock, no par value,
  20,000,000 shares authorized
  946,416 shares issued and
  outstanding                                       333,567         333,567
 Accumulated (deficit)                             (303,567)       (303,567)
 Accumulated (deficit) during the
  development stage                                 (18,434)        (10,717)
                                               ------------    ------------
Total Stockholders' Equity                           11,566          19,283
                                               ------------    ------------

Total Liabilities and Stockholders' Equity     $     11,566    $     19,931
                                               ============    ============




The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                  July 31,        July 31,
                                                    2005            2004
                                                ------------    ------------

Revenues                                        $       --      $       --
                                                ------------    ------------

Operating Expenses:
 Professional fees                                     2,790            --
                                                ------------    ------------
                                                       2,790            --
                                                ------------    ------------
Net (Loss)                                      $     (2,790)           --
                                                ------------    ------------

Per Share                                       $        nil    $        nil
                                                ============    ============

Weighted Average Number of Shares Outstanding        946,416         466,416
                                                ============    ============








The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the
                                                              Period from
                                                              October 13,
                                                             2004 (date of
                                                              development
                                   Six Months Ended         stage (through
                               July 31,        July 31,        July 31,
                                 2005            2004            2005
                             ------------    ------------   --------------


Revenues                     $       --      $       --     $         --
                             ------------    ------------   --------------

Operating Expenses:
 Professional fees                  6,720            --             16,430
 Administrative and other             997            --              2,004
                             ------------    ------------   --------------
                                    7,717            --             18,434
                             ------------    ------------   --------------
Net (Loss)                   $     (7,717)           --            (18,434)
                             ------------    ------------   --------------

Per Share                    $       (.01)   $        nil   $         (.02)
                             ============    ============   ==============

Weighted Average Number of
 Shares Outstanding               946,416         466,416          923,559
                             ============    ============   ==============







The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                  Period from
                                                                  October 13,
                                                                 2004 (date of
                                                                  development
                                        Six Months Ended        stage (through
                                     July 31,       July 31,        July 31,
                                       2005           2004            2005
                                   -----------    -----------   --------------

Cash Flows from Operating
 Activities:
  Net (loss)                       $    (7,717)   $      --     $      (18,434)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
  (Decrease) in accounts payable          (648)          --               --
                                   -----------    -----------   --------------
Net Cash Provided by Operating
 Activities                             (8,365)          --            (18,434)
                                   -----------    -----------   --------------

Cash Flows from Investing
 Activities                               --             --               --
                                   -----------    -----------   --------------

Cash Flows from Financing
 Activities
  Common stock issued for cash            --             --             30,000
                                   -----------    -----------   --------------
Net cash provided by financing
 Activities                               --             --             30,000
                                   -----------    -----------   --------------

Increase (decrease) in Cash             (8,365)          --             11,566

Cash, Beginning of Period               19,931           --               --
                                   -----------    -----------   --------------
Cash, End of Period                     11,566    $      --     $       11,566
                                   ===========    ===========   ==============
Interest Paid                      $      --      $      --     $         --
                                   ===========    ===========   ==============
Income Taxes Paid                  $      --      $      --     $         --
                                   ===========    ===========   ==============





The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            July 31, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of July 31, 2005, the statements of operations for the three month and six month periods ended July 31, 2005 and 2004, and the statements of cash flows for the six month periods ended July 31, 2005 and 2004, have been prepared by Marwich II, Ltd. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at July 31, 2005 and for all periods presented, have been made.

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

The Company generated no revenues during the quarter ended July 31, 2005, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At July 31, 2005, the Company had no material commitments for capital expenditures.

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

Marwich II, Ltd.

Date: September 19, 2005

By:


 /s/ Michael Schumacher
---------------------------------------------
Michael Schumacher
President, Treasurer, Chief Financial Officer



By:


  /s/ Peter Porath
---------------------------------------------
Peter Porath
Vice-President, Chief Executive Officer