Form 10QSB
period 2005-10-31
MARWICH II LTD
filed 2006-02-15
CIK 738214

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 2005


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

                            Yes              No X
                               ---             ---

As of February 14, 2006, the Registrant had 946,416 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No X
                                                              ---     ---

                                      INDEX
                                      -----

                                                                     Page
                                                                    Number
                                                                    ------

Part I.           Financial Information

   Item I.  Financial Statements

            Balance Sheets as of October 31, 2005
             (unaudited) and January 31, 2005                         2

            Statements of Operations, Three Months
              Ended October 31, 2005 and 2004 (unaudited)             3

            Statements of Operations, Nine Months
              Ended October 31, 2005 and 2004 (unaudited              4

            Statements of Cash Flows, Nine Months
              Ended October 31, 2005 and 2004 (unaudited)             5

            Notes to Financial Statements                             6

   Item 2.  Management's Discussion and Analysis of
                       Financial Conditions and Results of
                       Operations                                     7

Part II.  Other Information                                           8

                                Marwich II, Ltd.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                October 31,    January 31,
                                                    2005           2005
                                                (Unaudited)    (See Note 1)
                                                -----------    -----------

Current Assets:
   Cash                                              11,566         19,931
                                                -----------    -----------
  Total Current Assets                               11,566         19,931
                                                -----------    -----------
  Total Assets                                  $    11,566    $    19,931
                                                ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                      610            648
                                                -----------    -----------
  Total Current Liabilities                             610            648
                                                -----------    -----------

Stockholders' Equity:
 Preferred stock, $.01 par value;
  1,000,000 shares authorized, none
  issued and outstanding                               --             --
 Common Stock, no par value,
  20,000,000 shares authorized
  946,416 shares issued and
  outstanding                                       333,567        333,567
 Accumulated (deficit)                             (303,567)      (303,567)
 Accumulated (deficit) during the
  development stage                                 (19,044)       (10,717)
                                                -----------    -----------
Total Stockholders' Equity                           10,956         19,283
                                                -----------    -----------

Total Liabilities and Stockholders' Equity      $    11,566    $    19,931
                                                ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                  October 31,   October 31,
                                                      2005          2004
                                                  -----------   -----------

Revenues                                          $      --     $      --
                                                  -----------   -----------

Operating Expenses:
  Professional fees                                       300          --
  Administrative and other                                310          --
                                                  -----------   -----------
Net (Loss)                                        $       610          --
                                                  -----------   -----------

Per Share                                         $       nil   $       nil
                                                  ===========   ===========

Weighted Average Number of Shares Outstanding         946,416       946,416
                                                  ===========   ===========






The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the
                                                             Period from
                                                             October 13,
                                                            2004 (date of
                                                             development
                                   Nine Months Ended       stage) through
                              October 31,     October 31,    October 31,
                                 2005            2004           2005
                             ------------    ------------   ------------

Revenues                     $       --      $       --     $       --
                             ------------    ------------   ------------

Operating Expenses:
 Professional fees                  7,020            --           16,730
 Administrative and other           1,307            --            2,314
                             ------------    ------------   ------------
                                    8,327            --           19,044
                             ------------    ------------   ------------
Net (Loss)                   $     (8,327)           --          (19,044)
                             ------------    ------------   ------------

Per Share                    $       (.01)   $        nil   $       (.02)
                             ============    ============   ============

Weighted Average Number of
 Shares Outstanding               946,416         946,416        943,151
                             ============    ============   ============




The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the
                                                                    Period from
                                                                    October 13,
                                                                   2004 (date of
                                                                    development
                                          Nine Months Ended       stage) through
                                     October 31,     October 31,    October 31,
                                        2005            2004           2005
                                    ------------    ------------   ------------

Cash Flows from Operating
 Activities:
  Net (loss)                        $     (8,327)   $       --     $    (19,044)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
  Increase (decrease) in accounts
    payable                                  (38)           --              610
                                    ------------    ------------   ------------
Net Cash Provided by Operating
 Activities                               (8,365)           --          (18,434)
                                    ------------    ------------   ------------

Cash Flows from Investing
 Activities                                 --              --             --
                                    ------------    ------------   ------------

Cash Flows from Financing
 Activities
  Common stock issued for cash              --              --           30,000
                                    ------------    ------------   ------------
Net cash provided by financing
 Activities                                 --              --           30,000
                                    ------------    ------------   ------------

Increase (decrease) in Cash               (8,365)           --           11,566

Cash, Beginning of Period                 19,931            --             --
                                    ------------    ------------   ------------
Cash, End of Period                       11,566    $       --     $     11,566
                                    ============    ============   ============
Interest Paid                       $       --      $       --     $       --
                                    ============    ============   ============
Income Taxes Paid                   $       --      $       --     $       --
                                    ============    ============   ============



The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          October 31, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of October 31, 2005, the statements of operations and the statements of cash flows for the three month and nine month periods ended October 31, 2005 and 2004, have been prepared by Marwich II, Ltd.. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at October 31, 2005 and for all periods presented, have been made.

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

The Company generated no revenues during the quarter ended October 31, 2005, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At October 31, 2005, the Company had no material commitments for capital expenditures.

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

Date: February 14, 2006

By:


  /s/ Michael Schumacher
---------------------------------------------
Michael Schumacher
President, Treasurer, Chief Financial Officer



By:


  /s/ Peter Porath
---------------------------------------------
Peter Porath
Vice-President, Chief Executive Officer