Form 10KSB
period 2006-01-31
MARWICH II LTD
filed 2006-05-08
CIK 738214

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended - January 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For thetransition period from:

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                           946,416 as of May 5, 2006.

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

     o    Increasing the authorized common stock to 100,000,000 shares
     o    A one for five reverse stock split-with fractional shares rounded up
     o The ratification of the issuance of 2,400,000, pre-split, shares to Pride Equities, Inc.
     o To authorize the filing of Restated Articles of Incorporation, if desired by the Board of Directors
     o To reduce all time periods, either in the Articles or By-laws, to the minimum time period allowed by state law, as enacted from time to time.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

The common stock of the Company began trading on the Over the Counter Bulletin Board system under the symbol "MWII" during May 2006. There is no assurance that the common stock will continue to be quoted or that any liquidity exists for the Company's stockholders.

(b) Options, Warrants, Convertible Securities

There are no options or warrants outstanding.

(c) Holders.

As of April 30, 2006, there are approximately 35 holders of the Company's Common Stock.

(d) Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors, as the Board of Directors deems relevant.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          INDEX TO FINANCIAL STATEMENTS

                                Marwich II, Ltd.
                                ----------------
                          (A Development Stage Company)



                              FINANCIAL STATEMENTS

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


   Report of Independent Registered Public Accounting Firm              F-2

   Financial Statements:

            Balance Sheet                                               F-3

            Statements of Operations                                    F-4

            Statement of Changes in Stockholders' Equity                F-5

            Statements of Cash Flows                                    F-6

            Notes to Financial Statements                               F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Marwich II, Ltd.
Denver, CO

We have audited the accompanying balance sheet of Marwich II, Ltd. as of January 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 2006 and 2005, and the period from October 13, 2004 (date of development stage) through January 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Marwich II, Ltd. (a development-stage company) as of January 31, 2006, and the results of its operations, changes in its stockholders' equity and its cash flows for the years ended January 31, 2006 and 2005, and the period from October 13, 2004 (date of development stage) through January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

May 5, 2006

                                MARWICH II, LTD.
                                ----------------
                          (A Development Stage Company)

                                  BALANCE SHEET
                                January 31, 2006

                                     ASSETS


Current Assets:

Cash                                                         $  10,794
                                                             ---------
   Total Current Assets                                         10,794

TOTAL ASSETS                                                 $  10,794
                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, related party                            $   1,200
                                                             ---------
Total Current Liabilities                                        1,200
                                                             ---------
TOTAL LIABILITIES                                                1,200
                                                             ---------

Stockholders' Equity:
  Common stock, no par value
   100,000,000 shares authorized,
   946,416 issued and outstanding                              333,567
   Accumulated (deficit)                                      (303,567)
   Accumulated (deficit) during the development stage           20,406)
                                                             ---------

TOTAL STOCKHOLDERS' EQUITY                                       9,594
                                                             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  10,794
                                                             =========



The accompanying notes are an integral part of the financial statements.



                                MARWICH II, LTD.
                                ----------------
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                          For the Period
                                                                         from October 13,
                                                                           2004 (date of
                                                                            development
                                              For the Year Ended           stage through
                                                 January 31,                January 31,
                                            2006             2005              2006
                                      --------------    --------------    --------------

Revenue                               $         --      $         --      $         --
                                      --------------    --------------    --------------



Expenses:
   Professional fees                           8,655             9,710            18,365
   Administrative and other                    1,034             1,007             2,041
                                      --------------    --------------    --------------
                                               9,689            10,717            20,406
                                      --------------    --------------    --------------

Net (Loss)                            $       (9,689)   $      (10,717)   $      (20,406)
                                      --------------    --------------    --------------

Per Share                             $         (.01)   $         (.02)   $         (.02)
                                      ==============    ==============    ==============

Weighted Average Shares Outstanding          946,416           566,416           915,448
                                      ==============    ==============    ==============








The accompanying notes are an integral part of the financial statements.


                                MARWICH II, LTD.
                                ----------------
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Period from February 1, 2004 through January 31, 2006

                                                                                                          Accumulated
                                                                                                           (Deficit)
                                                                                                          during the
                                       Preferred       Stock       Common       Stock      Accumulated    development
                                       No./Shares     Amount     No./Shares     Amount      (Deficit)        stage         Total
                                       ----------   ----------   ----------   ----------   -----------    -----------   -----------
Balance at February 1, 2004                  --     $     --        466,416   $  303,567      (303,567)   $      --     $      --

Stock issued for cash at $0.06               --           --        480,000       30,000          --             --          30,000

Net loss-year ended January 31, 2005         --           --           --           --            --          (10,717)      (10,717)
                                       ----------   ----------   ----------   ----------   -----------    -----------   -----------

Balance at January 31, 2005                  --           --        946,416      333,567      (303,567)       (10,717)       19,283

Net loss-year ended January 31, 2006         --           --           --           --            --           (9,689)       (9,689)
                                       ----------   ----------   ----------   ----------   -----------    -----------   -----------

Balance at January 31, 2006                  --     $     --        946,416   $  333,567   $  (303,567)   $   (20,406)  $     9,594
                                       ==========   ==========   ==========   ==========   ===========    ===========   ===========



The accompanying notes are an integral part of the financial statements.



                                MARWICH II, LTD.
                                ----------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                For the Period
                                                                               from October 13,
                                                                                 2004 (date of
                                                                                  development
                                                    For the Year Ended           stage through
                                                       January 31,                January 31,
                                                  2006             2005              2006
                                            --------------    --------------    --------------
Cash Flows from Operating Activities:
 Net (Loss)                                 $       (9,689)   $      (10,717)   $      (20,406)
 Adjustment to reconcile net (loss)
 to net cash provided by operating
  activities:
    Increase in accounts payable                       552               648             1,200
                                            --------------    --------------    --------------

  Net Cash (Used in) Operating Activities           (9,137)          (10,069)          (19,206)
                                            --------------    --------------    --------------


Cash Flows from Investing Activities                  --                --                --
                                            --------------    --------------    --------------


Cash Flows from Financing Activities:
   Issuance of stock for cash                         --              30,000            30,000
                                            --------------    --------------    --------------
Net Cash Provided by Financing Activities             --              30,000            30,000
                                            --------------    --------------    --------------

Increase (decrease)  in Cash                        (9,137)           19,931            10,794

Cash, Beginning of Period                           19,931              --                --
                                            --------------    --------------    --------------

Cash, End of Period                         $       10,794    $       19,931    $       10,794
                                            ==============    ==============    ==============


Interest Paid                               $         --      $         --      $         --
                                            ==============    ==============    ==============



Income Taxes Paid                           $         --      $         --      $         --
                                            ==============    ==============    ==============



The accompanying notes are an integral part of the financial statements.

                                MARWICH II, LTD.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2006

(1)      Summary of Accounting Policies, and Description of Business
         -----------------------------------------------------------

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

         (a)      Organization and Description of Business
                  ----------------------------------------

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

         (b)      Use of Estimates in the Preparation of Financial Statements
                  -----------------------------------------------------------

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

         (c)      Per Share Information
                  ---------------------

         The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

         (d)      Basis of Presentation - Going Concern
                  -------------------------------------

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

                                MARWICH II, LTD.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2006

(1)      Summary of Accounting Policies, Continued
         -----------------------------------------

         (e)      Recently Enacted Accounting Standards
                  ------------------------------------

         Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-based Payment", were recently issued. These standards have no current applicability to the Company or their effect on the financial statements would have been insignificant.

         (f)      Risks and Uncertainties
                  -----------------------

         The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

         (g)      Revenue Recognition
                  -------------------

         The Company has had no revenue to date.

         (h)      Cash and Cash Equivalents
                  -------------------------

         The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

         (i)      Fair Value of Financial Instruments
                  -----------------------------------

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

         (j)      Income taxes
                  ------------

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

         (k)      Development Stage Enterprise
                  ----------------------------

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


                                MARWICH II, LTD.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2006

(1)     Summary of Accounting Policies, Continued
        -----------------------------------------

        (l)      Other
                 -----

        The Company has selected January 31 as its fiscal year end.

        The company has paid no dividends.

        No advertising expense has been incurred.

        The Company consists of one reportable business segment.

        The Company has not entered into any leases.

(2)     Income Taxes
        ------------

The Company has an estimated net operating loss carry forward of approximately
$8,900 and $0 at December 31, 2005 and 2004, respectively, to offset future taxable income. The net operating loss carry forward if not used, will expire in various years through 2025. The net operating loss carry forward prior to the year ended December 31, 2005 has expired or is restricted due to the change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                    Estimated              Estimated                Change in
                   NOL Carry-     NOL     Tax Benefit   Valuation   Valuation   Net Tax
  Period Ending     forward     Expires     from NOL    Allowance   Allowance   Benefit
January 31, 2006     20,400       2026       3,800       (3,800)     (1,800)      --
January 31, 2005     10,700       2025       2,000       (2,000)     (2,000)      --

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from
        net operating loss carry forward                                (15%)
        State tax benefit, net of federal benefit                      (3.5%)
        Deferred income tax valuation allowance                        18.5%
                                                                     ----------
        Actual tax rate                                                   0%
                                                                     ==========

(3)      Common Stock Issued
         -------------------

In October 1983, at inception, the Company issued 2,200,000 shares of common stock to two officers of the Company. Prior to January 31, 1984, an additional 130,537shares of common stock were issued. During February 1984, an additional 1,540 shares of common stock were issued.

On November 30, 2004, the Company issued 2,400,000 (pre reverse split) shares of its common stock to Pride Equities, Inc. (Pride), representing 50.717% of its common stock outstanding at November 30, 2004, in exchange for $30,000 cash. Pride has also agreed to advise the Company as to potential business combinations. This transaction resulted in a change in control of the Company.

                                MARWICH II, LTD.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2006

(3)      Common Stock Issued, continued
         ------------------------------

As of January 31, 2006, the Company's Articles of Incorporation, as amended, authorized the issuance of up to 100,000,000 shares of no par value common stock and up to 1,000,000 shares of $0.01 par value preferred stock. As of January 31, 2006, there were 946,416 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding.

(4)      Reverse Split
         -------------

Effective November 30, 2004, the Company effected a reverse split of its common stock on a one for five basis. All references to common stock in the financial statements have been retroactively given effect for this split.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                            AGE             POSITION

Michael Schumacher              56          President, Treasurer, Director and
                                              Chief Financial Officer

Peter Porath                    73          Vice-President and Director


George Powell                   80          Secretary and Director


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

NAME AND ADDRESS                                NUMBER OF       PERCENTAGE
                                              SHARES OWNED      OF SHARES
                                             OR CONTROLLED        OWNED

Michael Schumacher, beneficially
Through Pride Equities, Inc.                    480,000          50.717%
Denver, Colorado


George A Powell                                   1,000           0.105%

All Officers and Directors as a Group           481,000          50.823%

Marq J. Warner                                  177,900           18.79%

Michael R. Deans                                177,900           18.79%

All Officers, Directors, and more than
5% owners, as a group                           836,800           88.42%

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

Date May 5, 2006

By:


 /s/ Michael Schumacher
---------------------------------------------
Michael Schumacher
President, Treasurer, Chief Financial Officer



By:


  /s/ Peter Porath
---------------------------------------------
Peter Porath
Vice-President, Chief Executive Officer