Form 10QSB
period 2006-04-30
MARWICH II LTD
filed 2006-05-15
CIK 738214

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended April 30, 2006


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

                            Yes_X_           No___


As of May 8, 2006, the Registrant had 946,416 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes___      No_X_

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

         Item I.  Financial Statements

                  Balance Sheets as of April 30, 2006
                   (unaudited) and January 31, 2006                         2

                  Statements of Operations, Three Months
                    Ended April 30, 2006 and 2005 (unaudited)               3

                  Statements of Cash Flows, Three Months
                    Ended April 30, 2006 and 2005 (unaudited)               4

                  Notes to Financial Statements                             5

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations          6

Part II.  Other Information                                                 7

                                Marwich II, Ltd.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                 April 30,     January 31,
                                                    2006           2006
                                                (Unaudited)    (See Note 1)
                                                -----------    -----------

Current Assets                                       10,794         10,794
                                                -----------    -----------
  Total Assets                                  $    10,794    $    10,794
                                                ===========    ===========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, related party                     2,410          1,200
  Accrued expenses                                    2,500           --
                                                -----------    -----------
  Total Current Liabilities                           4,910          1,200
                                                -----------    -----------

Stockholders' Equity:
 Preferred stock, $.01 par value;
  1,000,000 shares authorized, none
  issued and outstanding                               --             --
 Common Stock, no par value,
  100,000,000 shares authorized
  946,416 shares issued and
  outstanding                                       333,567        333,567
 Accumulated (deficit)                             (303,567)      (303,567)
 Accumulated (deficit) during the
  development stage                                 (24,116)       (20,406)
                                                -----------    -----------
Total Stockholders' Equity                            5,884          9,594
                                                -----------    -----------

Total Liabilities and Stockholders' Equity      $    10,794    $    10,794
                                                ===========    ===========





The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For the
                                                                 period from
                                                                 October 13,
                                                                2004 (date of
                                                                 development
                                        Three Months Ended      stage)through
                                     April 30,      April 30,      April 30,
                                       2006           2005           2006
                                   ------------   ------------   ------------

Revenues                           $          -   $          -   $          -
                                   ------------   ------------   ------------

Operating Expenses:
 Professional fees                        3,560          3,930         21,925
 Administrative and other                   150            997          2,191
                                   ------------   ------------   ------------
                                          3,710          4,927         24,116
                                   ------------   ------------   ------------
Net (Loss)                         $     (3,710)  $     (4,927)       (24,116)
                                   ------------   ------------   ------------

Per Share                          $        nil   $       (.01)  $       (.03)
                                   ============   ============   ============

Weighted Average Number of
 Shares Outstanding                     946,416        946,416        920,470
                                   ============   ============   ============








The accompanying notes are an integral part of the financial statements.

                               Marwich II, Ltd.
                          (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                  For the
                                                                period from
                                                                October 13,
                                                               2004 (date of
                                                                development
                                       Three Months Ended      stage)through
                                    April 30,      April 30,      April 30,
                                      2006           2005           2006
                                  ------------   ------------   ------------


Cash Flows from Operating
 Activities:
  Net (loss)                      $     (3,710)  $     (4,927)   $    (24,116)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
   Increase in accounts payable
    and accrued expenses                 3,710          4,927           4,910
                                  ------------   ------------    ------------
Net Cash (Used in) Operating
 Activities                               --             --           (19,206)
                                  ------------   ------------    ------------

Cash Flows from Investing
 Activities                               --             --              --
                                  ------------   ------------    ------------

Cash Flows from Financing
 Activities
  Common stock issued for cash            --             --            30,000
                                  ------------   ------------    ------------
Net cash provided by financing
 Activities                               --             --            30,000
                                  ------------   ------------    ------------

Increase in Cash                          --             --            10,794

Cash, Beginning of Period               10,794         19,931            --
                                  ------------   ------------    ------------
Cash, End of Period               $     10,794   $     19,931    $     10,794
                                  ============   ============    ============
Interest Paid                     $       --     $       --      $       --
                                  ============   ============    ============
Income Taxes Paid                 $       --     $       --      $       --
                                  ============   ============    ============




The accompanying notes are an integral part of the financial statements.

                                Marwich II, Ltd.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           April 30, 2006 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of April 30, 2006, the statements of operations and the statements of cash flows for the three month periods ended April 30, 2006 and 2005, have been prepared by Marwich II, Ltd. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at April 30, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the January 31, 2006 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

The Company generated no revenues during the quarter ended April 30, 2006, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At April 30, 2006, the Company had no material commitments for capital expenditures.

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

Date: May 8, 2006

By:


 /s/ Michael Schumacher
---------------------------------------------
Michael Schumacher
President, Treasurer, Chief Financial Officer



By:


  /s/ Peter Porath
---------------------------------------------
Peter Porath
Vice-President, Chief Executive Officer