Form 10KSB/A
period 2006-01-31
MARWICH II LTD
filed 2006-08-22
CIK 738214

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

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

ITEM 8A. CONTROLS AND PROCEDURES

      Marwich II, Ltd. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rules 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission reports.

      There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

(c) Exhibits.

*3.1    Articles of Incorporation
*3.2    Bylaws of the Company
*10.1   Memo of Understanding between Pride Equities, Inc. and Marwich II, Ltd.

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

31.1        Certification of Chief Executive         Filed herewith
            Officer pursuant to Section 302 of       electronically
            the Sarbanes-Oxley Act of 2002

31.2        Certification of Chief Financial         Filed herewith
            Officer pursuant to Section 302 of       electronically
            the Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive         Filed herewith
            Officer pursuant to 18 U.S.C.            electronically
            Section 1350

32.2        Certification of Chief Financial         Filed herewith
            Officer pursuant to 18 U.S.C.            electronically
            Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report of Form 10-KSB/A, Amendment No. 1, to be signed on its behalf by the undersigned, thereunto duly authorized.

Marwich II, Ltd.

Date August 22, 2006

By:


                                    MARWICH II, LTD.


                                    By: /s/ Timothy Morris
                                    --------------------------------------------
                                    Timothy Morris
                                    Chief Executive Officer



Each person whose signature appears below appoints Timothy Morris his or her attorney-in-fact, with full power of substitution and resubstitution, to sign any and all amendments to this report on Form 10-KSB/A, Amendment No. 1, of Marwich II, Ltd., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:


Name                     Title                                                  Date
-----------------------
/s/ Timothy Morris       Director and Chief Executive Officer                   August 22, 2006
-----------------------
Timothy Morris

/s/ William J. Maender   Director, Chief Financial Officer and Secretary        August 22, 2006
-----------------------
William J. Maender