Form 10QSB/A
period 2006-04-30
MARWICH II LTD
filed 2006-08-22
CIK 738214

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A

                                 Amendment No. 1

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

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of April 30, 2006
                   (unaudited) and January 31, 2006                         2

                  Statements of Operations, Three Months
                    Ended April 30, 2006 and 2005 (unaudited)               3

                  Statements of Cash Flows, Three Months
                    Ended April 30, 2006 and 2005 (unaudited)               4

                  Notes to Financial Statements                             5

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations          6

         Item 3.  Controls and Procedures                                   6

Part II.  Other Information                                                 7

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

                                     ITEM 3

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

         31.1    Certification of Chief Executive      Filed herewith
                 Officer pursuant to Section 302 of    electronically
                 the Sarbanes-Oxley Act of 2002

         31.2    Certification of Chief Financial      Filed herewith
                 Officer pursuant to Section 302 of    electronically
                 the Sarbanes-Oxley Act of 2002

         32.1    Certification of Chief Executive      Filed herewith
                 Officer pursuant to 18 U.S.C.         electronically
                 Section 1350

         32.2    Certification of Chief Financial      Filed herewith
                 Officer pursuant to 18 U.S.C.         electronically
                 Section 1350

         (b) Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-QSB/A, Amendment No. 1, to be signed on its behalf by the undersigned, thereunto duly authorized.

Marwich II, Ltd.

Date: August 22, 2006

By:


 /s/ Timothy Morris
---------------------------------------------
Timothy Morris
Chief Executive Officer



By:


  /s/ William J. Maender
---------------------------------------------
William J. Maender
Chief Financial Officer, Secretary