Form 10QSB
period 2006-07-31
MARWICH II LTD
filed 2006-09-14
CIK 738214

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-QSB
                                 ---------------



|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                        Commission file number: 00-51354


                                MARWICH II, LTD.
        (Exact name of small business issuer as specified in its charter)


             Colorado                                 84-0925128
  (State or other jurisdiction of          (IRS Employer identification No.)
  incorporation or organization)


                        203 N. LaSalle Street, Suite 2100
                                Chicago, IL 60601
                    (Address of principal executive offices)


                                 (312) 264 -2682
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Number of shares of common stock outstanding as of July 31, 2006: 3,785,664

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                MARWICH II, LTD.

                                   FORM 10-QSB

                                      INDEX


                                                                           PAGE
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS........................     2
PART I. FINANCIAL INFORMATION............................................     4
Item 1.   Financial Statements...........................................     4
          Unaudited Condensed Balance Sheets as of July 31, 2006 and
            January 31, 2006.............................................     4
          Unaudited Condensed Statements of Operations for the Three
            Months ended July 31, 2006 and 2005..........................     5
          Unaudited Condensed Statements of Operations for the Six Months
            ended July 31, 2006 and 2005 and for the period from
            October 13, 2004 (date of development stage inception)
            through July 31, 2006........................................     6
          Unaudited Condensed Statements of Cash Flows for the Six Months
             ended July 31, 2006 and 2005 and for the period from
             October 13, 2004 (date of development stage inception)
             through July 31, 2006.......................................     7
          Notes to the Unaudited Condensed Financial Statements..........     8
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................    10
Item 3.   Controls and Procedures........................................    14
PART II. OTHER INFORMATION...............................................    15
Item 1.       Legal proceedings..........................................    15
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds    15
Item 3.       Defaults Upon Senior Securities............................    15
Item 4.       Submission of Matters to a Vote of Security Holders........    15
Item 5.       Other Information..........................................    15
Item 6.       Exhibits...................................................    15
SIGNATURES...............................................................    16

               SPECIAL NOTE REGARDING FORWARD--LOOKING STATEMENTS

On one or  more  occasions,  we may  make  forward-looking  statements  in  this
Quarterly Report on Form 10-QSB regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as "anticipates," "may," "will," "should," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue" or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business and results of operations are subject to the uncertainties described under the caption "Risk Factors" which is a part of the disclosure included in Item 2 of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-KSB, 10-QSB and 8-K, Proxy Statements on Schedule
14A, press releases, analyst and investor conference calls, and other communications released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this quarterly report on Form 10-QSB, our reports on Forms 10-KSB and 8-K, our Proxy Statements on Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-QSB, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-QSB or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-KSB, 10-QSB and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to "we," "us," "our," the "Company" and "the Company" refer specifically to Marwich II, Ltd.

PART I - FINANCIAL INFORMATION

(1)      ITEM 1 - FINANCIAL STATEMENTS

                                MARWICH II, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED CONDENSED BALANCE SHEETS
                    AS OF JULY 31, 2006 AND JANUARY 31, 2006

                                                  ASSETS

                                                                    July 31,      January 31,
                                                                      2006           2006
                                                                   -----------    -----------

Current Assets, cash                                               $        --    $    10,794
                                                                   -----------    -----------

  Total Assets                                                     $        --    $    10,794
                                                                   ===========    ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, related parties                                $        --    $     1,200
                                                                   -----------    -----------

  Total Current Liabilities                                                 --          1,200
                                                                   -----------    -----------

Stockholders' Equity:
  Preferred stock, $.01 par value;
    1,000,000 shares authorized, none
    issued and outstanding                                                  --             --
  Common stock, no par value,
    100,000,000 shares authorized,
    3,785,464 shares issued and
    outstanding                                                        333,567        333,567
  Additional paid in capital                                             3,000             --
  Accumulated (deficit)                                               (303,567)      (303,567)
  Accumulated (deficit)
    during the development stage                                       (33,000)       (20,406)
                                                                   -----------    -----------
                                                                            --          9,594
                                                                   -----------    -----------
Total Liabilities and Stockholders'
Equity                                                             $        --    $    10,794
                                                                   ===========    ===========


The accompanying notes are an integral part of the unaudited condensed financial statements

                                MARWICH II, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005

                                                   Three months ended
                                                 July 31,       July 31,
                                                   2006           2005
                                                -----------    -----------

Revenues                                        $        --    $        --
                                                -----------    -----------

Operating expenses:
  Professional fees                                   6,200          2,790
  Administrative and other                            2,609             --
                                                -----------    -----------
                                                      8,809          2,790
                                                -----------    -----------
Income tax expense                                       --             --
                                                -----------    -----------

Net (loss)                                      $    (8,809)   $    (2,790)
                                                ===========    ===========

Loss per share                                  $     (0.00)   $     (0.00)
                                                ===========    ===========

Weighted average number of shares outstanding     3,785,664        946,616
                                                ===========    ===========

The accompanying notes are an integral part of the unaudited condensed financial statements

                                MARWICH II, LTD.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JULY 31, 2006 AND 2005 AND
                      FOR THE PERIOD FROM OCTOBER 13, 2004
                     (DATE OF DEVELOPMENT STAGE INCEPTION)
                              THROUGH JULY 31, 2006

                                                                                 For the period from
                                                                                  October 13, 2004
                                                                                (date of development
                                                    Six months ended          stage inception) through
                                                 July 31,       July 31,               July 31,
                                                   2006           2005                  2006
                                                -----------    -----------    -------------------------

Revenues                                        $        --    $        --    $                      --
                                                -----------    -----------    -------------------------

Operating expenses:
  Professional fees                                   9,760          6,720                       28,200
  Administrative and other                            2,834            997                        4,800
                                                -----------    -----------    -------------------------
                                                     12,594          7,717                       33,000
                                                -----------    -----------    -------------------------

Income tax expense                                       --             --                           --
                                                -----------    -----------    -------------------------

Net (loss)                                      $   (12,594)   $    (7,717)   $                 (33,000)
                                                ===========    ===========    =========================

Loss per share                                  $     (0.00)   $     (0.01)   $                   (0.02)
                                                ===========    ===========    =========================

Weighted average number of shares outstanding     3,785,664        946,616                    1,707,383
                                                ===========    ===========    =========================

The accompanying notes are an integral part of the unaudited condensed financial statements

                                MARWICH II, LTD.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JULY 31, 2006 AND 2005 AND
                      FOR THE PERIOD FROM OCTOBER 13, 2004
                     (DATE OF DEVELOPMENT STAGE INCEPTION)
                              THROUGH JULY 31, 2006

                                                                            For the period from
                                                                              October 13, 2004
                                                                            (date of development
                                                Six months ended          stage inception) through
                                             July 31,       July 31,              July 31,
                                               2006           2005                 2006
                                            -----------    -----------    ------------------------

Cash Flows from Operating  Activities:
         Net (loss)                         $   (12,594)   $    (7,717)   $                (33,000)
         Adjustments to reconcile net
           (loss) to net cash used by
           operating activities:

         (Decrease) in accounts payable          (1,200)          (648)                         --
                                            -----------    -----------    ------------------------


Net cash used by operating activities           (13,794)        (8,365)                    (33,000)
                                            -----------    -----------    ------------------------


Cash flows from investing activities                 --             --                          --
                                            -----------    -----------    ------------------------

Cash flows from financing activities

         Common stock issued for cash                --             --                      30,000

         Contributions of capital                 3,000             --                       3,000
                                            -----------    -----------    ------------------------


Net cash provided by financing activities         3,000             --                      33,000
                                            -----------    -----------    ------------------------


Increase (decrease) in cash                     (10,794)        (8,365)                         --


Cash, Beginning of period                        10,794         19,931                          --
                                            -----------    -----------    ------------------------


Cash, End of period                         $        --    $    11,566    $                     --
                                            ===========    ===========    ========================


Interest paid                               $        --    $        --    $                     --
                                            ===========    ===========    ========================


Income taxes paid                           $        --    $        --    $                     --
                                            ===========    ===========    ========================

The accompanying notes are an integral part of the unaudited condensed financial statements

                                MARWICH II, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)   UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of July 31, 2006, the statements of operations and the statements of cash flows for the three and six month periods ended July 31, 2006 and 2005 and the period from October 13, 2004 (date of development stage inception) through July 31, 2006, have been prepared by Marwich II, Ltd. (the "Company") without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at July 31, 2006 and for all periods presented, have been made.

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

On June 23, 2006 American Ethanol, Inc. ("American") acquired approximately 88.3% of the outstanding common stock of the Company from three principal shareholders and directors of the Company for $675,000. In connection with this transaction, the three directors of the Company resigned from the board and two members of American's management, Timothy Morris, its Chief Executive Officer, and William Maender, its Chief Financial Officer, were named to the Company's Board of Directors.

Effective as of June 23, 2006, the Company and American entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which (i) American has agreed to merge with and into the Company, with the Company being the surviving company and (ii) effective upon the Merger, the Company will change its name to American Ethanol, Inc. Pursuant to the Merger, (i) each issued and outstanding share of American Common Stock (including Common Stock issued upon conversion of American Series A Preferred Stock, which will automatically convert into Common Stock immediately prior to the closing of the Merger) will be converted into the right to receive one share of Common Stock of the Company, and (ii) each issued and outstanding warrant exercisable for common stock of American will be assumed and converted into a warrant exercisable for common stock of the Company, in a transaction to be accounted for as a "reverse merger." The exercise prices and other terms of the outstanding warrants will remain unchanged.

Prior to the consummation of the Merger, the Company intends to adopt a new management and employee incentive equity/stock option plan pursuant to which the Company will be entitled to grant options to purchase shares of its common stock.

The Company currently has 3,785,664 shares of common stock issued and outstanding, of which American owns 88.3% or 3,343,200 shares. Assuming no shareholder of either American or the Company elects dissenters' rights and that the capitalization of either company does not change prior to the closing of the Merger, in the Merger (i) all of the shares of the Company held by American will be cancelled, and (ii) the Company will issue to the shareholders of American in the aggregate approximately 84.6 million shares of common stock in exchange for all the currently issued and outstanding shares of American common stock (including common stock issued upon conversion of the American Series A Preferred Stock, which will automatically convert into common stock immediately prior to the closing of the Merger) and the Company will assume warrants exercisable for an additional 970,000 shares of common stock. As a result, immediately following the Merger, on a fully-diluted basis the Company will have approximately 86 million shares of common stock outstanding. After the Merger, the original shareholders of the Company will hold less than 0.5% of the issued and outstanding shares of the Company's common stock on a fully diluted basis.

The Merger Agreement has been approved by the boards of directors of each of the Company and American and must be submitted to the shareholders of each of American and the Company for their approval. American currently owns 88.3% of the outstanding voting shares of the Company, a sufficient number to ensure approval of the Merger. However, the Merger closing is still subject to the satisfaction of the normal closing conditions in transactions of this kind, and the SEC must still approve the form and content of the proxy or information statement to be mailed by the Company to its shareholders. No assurance can be given that the Merger will be consummated, or if consummated, that the terms will not change from those currently contained in the Merger Agreement.

In addition, immediately prior to the Merger, the Company currently intends to reincorporate from the State of Colorado to the State of Nevada.

Effective Date

The Merger will become effective upon the satisfaction of various conditions, including the approval of the Merger by the shareholders of both the Company and American.

Conditions to the Merger

The Company and American have each agreed to continue to operate their respective businesses in the ordinary course prior to the Merger. Under the Merger Agreement, each of American and the Company agreed to do certain things, some of which are conditions to the Merger transaction. Each company is obligated to (a) obtain all necessary approvals for various aspects of the transaction, (b) give the other access to the records and personnel to complete due diligence review, and (c) proceed expeditiously to undertake all actions so as to be able to consummate the Merger. Consummation of the Merger is also contingent upon (i) preparation, filing and distribution to the Company's shareholders of a proxy or information statement related to the approval of the Merger by the Company's shareholders, and (ii) continued quotation of the Company's common stock on the OTC Bulletin Board. The representations and warranties of the parties to the Merger Agreement generally do not survive the closing of the Merger.

Accounting Treatment

The Merger is expected to be accounted for as a "reverse merger." As a result of the reverse merger, for accounting purposes, Amercian will be considered the accounting acquirer and will be treated as the successor to the historical operations of the Company. Accordingly, the historical finanacial statements of American will be treated as the financial statements of the Company.

Regulatory Approval

No specific federal or state regulatory approvals must be obtained by the Company or American in order to consummate the Merger, other than general compliance with applicable corporation laws and state and federal securities laws and obtaining the SEC's approval of the proxy or information statement if the SEC elects to review the proxy or information statement.

Termination

At any time prior to the Merger closing, notwithstanding the approval of the Merger Agreement by the shareholders of both the Company and American, the Merger Agreement may be terminated and the Merger abandoned by (i) the mutual consent of the boards of directors of the Company and American, (ii) by either party if the Merger is prohibited by issuance of an order, decree or ruling, or
(iii) by either party if the other is in material breach of any representation, warranty, covenant or agreement. Neither the Company nor American presently knows of any reason why the Merger might be abandoned.

Change of Domicile/corporate Name

Immediately prior to the Merger, the Company currently intends to reincorporate from the State of Colorado to the State of Nevada and upon consummation of the Merger change its name to American Ethanol, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company was incorporated under the laws of the state of Colorado on August 16, 1983 and was organized to engage in the acquisition of assets and properties which management believed had good business potential. On January 1, 1991, the Company was dissolved by administrative action of the Colorado Secretary of State as a result of the failure to file required documents with the State of Colorado and at that time became dormant.

Effective October 13, 2004, the Company was reinstated as an active company by the Colorado Secretary of State and over the next few months became current with respect to its SEC reporting requirements as a publicly traded company. The Company's stated purpose was to identify, evaluate and investigate various companies with the intent that, if such investigation warranted, a reverse merger transaction be negotiated and completed pursuant to which the Company would acquire a target company with an operating business with the intent of continuing the acquired company's business as a publicly held entity.

The Company generated no revenues during the quarter ended July 31, 2006 or during the period from October 13, 2004 through July 31, 2006, and management does not anticipate that the Company will generate any revenues until the Merger is consummated.

The Company has no capital. The Company anticipates operational costs will be limited until such time as the Merger is consummated.

At July 31, 2006, the Company had no material commitments for capital expenditures.

Merger With American Ethanol, Inc.

On June 23, 2006, American acquired approximately 88.3% of the Company's outstanding common stock from three principal shareholders for $675,000 in cash. In connection with this transaction, the Company's three directors resigned from the Company's Board of Directors and two members of American's management, Timothy Morris, its Chief Executive Officer, and William Maender, its Chief Financial Officer, were named to the Company's Board of Directors.

Effective as of June 23, 2006, the Company and American entered into an Agreement and Plan of Merger pursuant to which American agreed to merge with the Company, with the Company being the surviving entity. After consummation of the Merger, the Company will change its name to American Ethanol, Inc. Pursuant to the Merger, (i) the shares of the Company's common stock held by American will be cancelled, (ii) each issued and outstanding share of American common stock (including common stock issued upon conversion of outstanding American Series A Preferred Stock, which will automatically convert into common stock immediately prior to the closing of the Merger) will be converted into the right to receive one share of the Company's common stock, and (iii) each issued and outstanding warrant and option exercisable for common stock of American will be assumed and converted into a warrant and option exercisable for the Company's common stock. The exercise prices and other terms of the outstanding options and warrants will remain unchanged.

The Company currently has 3,785,664 shares of common stock outstanding, of which American owns 88.3% or 3,343,200 shares. Pursuant to the Merger Agreement, assuming no shareholder of either the Company or American elects dissenters' rights and that the capitalization of either company does not change prior to the closing of the Merger, (i) all of the shares of the Company held by American will be cancelled, and (ii) the Company will issue to the shareholders of American in the aggregate approximately 84.6 million shares of common stock in exchange for all the currently issued and outstanding shares of American common stock (including common stock issued upon conversion of the American Series A Preferred Stock, which will automatically convert into common stock immediately prior to the closing of the Merger) and the Company will assume options and warrants exercisable for an additional 970,000 shares of common stock. As a result, immediately following the Merger, on a fully-diluted basis the Company will have approximately 86 million shares of common stock outstanding. Assuming the foregoing, after the Merger, the original shareholders of the Company will hold less than 0.5% of the issued and outstanding shares of the combined company's common stock on a fully diluted basis.

The Merger Agreement has been approved by the boards of directors of each of the Company and American and must be submitted to the shareholders of each of the Company and American for their approval. American currently owns 88.3% of the Company's outstanding voting shares, a sufficient number to ensure approval of the Merger. However, the Merger closing is still subject to the satisfaction of the normal closing conditions in transactions of this kind, and the SEC must still approve the form and content of the proxy or information statement to be mailed by the Company to its shareholders. No assurance can be given that the Merger will be consummated, or if consummated, that the terms will not change from those currently contained in the Merger Agreement.

In  addition,   immediately  prior  to  the  Merger,   the  Company  intends  to
reincorporate from the State of Colorado to the State of Nevada.

RISK FACTORS

Risks Related to the Merger With American

We may not consummate the Merger in the near future, or at all.

It is our intention to effect the Merger; however no assurance can be given that the Merger will occur, or that if it does occur that it will occur in the near future. Under Colorado state corporate law, the Company will have to obtain shareholder approval for the Merger, which will require us to mail a proxy or information statement to our shareholders. As a public company, the proxy or information statement must be filed with the SEC before it can be mailed to our shareholders. The proxy or information statement may not be mailed to our shareholders until (i) ten days after it has been filed if the SEC elects not to review the proxy or information statement, or (ii) if the SEC elects to review the proxy or information statement, until the SEC has approved of its use. The proxy or information statement is a lengthy document that is currently being prepared, but that has not yet been filed. Accordingly, it is not known when the proxy or information statement will be filed, whether the SEC will review the proxy or information statement, and if it does what effect the review will have on the timing and outcome of the Company's shareholder meeting and on the Merger. If the SEC does review the proxy or information statement, depending on the SEC's comments and the Company's ability to satisfactorily address all of the SEC's comments, the review process could delay the mailing of the proxy or information statement for a lengthy period of time, which period could last several months or more. In addition, the SEC's comments may require that we and American make changes to the terms and structure of the Merger. For example, the SEC or certain state securities agencies may require that the shares issued by the Company in the Merger be registered in accordance with the Securities Act or that additional steps be taken by either the Company or American before the Merger can be completed, any of which could make the Merger impractical or undesirable. In addition, our ability to complete the Merger, or the desirability of completing the Merger, may be affected by other regulatory issues related to our business, by future business conditions, by the state of the stock market, or by other events that we cannot currently predict. Accordingly, no assurance can be given that the Merger will occur.

The Merger may fail to enhance shareholder value.

While our goal is to maximize shareholder value, there can be no guarantees that the Merger will not impair shareholder value. If the Merger is effected, our business will be that of American. Moreover, the Merger may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

There may be possible litigation in connection with the Merger.

The Merger may also be challenged in court by various parties, including our existing shareholders. Our board did not seek or obtain an independent evaluation or opinion of the fairness of the Merger to our shareholders. Since American currently owns approximately 88.3% of our voting stock, and the officers and directors of the Company are affiliates of American, the Merger could be challenged on the grounds, among others, that the transaction is not being completed on arms' length terms and conditions. Any such legal challenge to the Merger could delay the Merger or make the consummation of the Merger undesirable. Conversely, if the Merger is not consummated for any reason, including due to no fault of our own, lawsuits may be filed against us by third parties, for a variety of reasons, including, but not limited to, for failing to consummate the Merger. Such litigation, if it occurs, could harm our business, our prospects and our reputation.

Our current and future shareholders will be diluted by the Merger.

Our current and future shareholders will be diluted as a result of the issuance of our shares to the American shareholders in the Merger. In addition, our shareholders may be diluted by future issuances of shares to satisfy our working capital needs. We anticipate that our current shareholders will own less than 0.5% of the outstanding shares of the combined entity, if the Merger is consummated under the current terms.

There can be no assurance that a liquid public market for our common stock will exist after the Merger.

Although the Company's shares of common stock are eligible for quotation on the OTC Bulletin Board electronic over-the-counter trading system, a very limited number of shares trade on a regular basis and there may not be a significant market in such stock after the Merger. In addition, there can be no assurance that a regular and established market will be developed and maintained for the securities upon completion of the Merger. There can also be no assurance as to the strength or liquidity of any market for the Company's common stock or the prices at which holders may be able to sell the shares.

It is likely that there will be significant volatility in the trading price.

In the event that a public market for our common stock is created or maintained after the Merger, market prices for the common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in operating results of American and other factors. Factors that could affect our future stock price, and create volatility in our stock price, include the price and demand for ethanol, the price and availability of oil and gasoline, the political situation in the Middle East, U.S. energy policies, federal and state regulatory changes that affect the price of ethanol, the existence or discontinuation of legislative incentives for renewable fuels, the trading price of the stock of our competitors, investor perceptions of American, interest rates, general economic conditions and those specific to the industry, developments with regard to American's operations and activities, our future financial condition, and changes in our management.

Risks relating to low priced stocks.

Although the Company's common stock currently is quoted and traded on the OTC Bulletin Board, the price at which the stock will trade after the consummation of the Merger cannot currently be estimated. If the Company's common stock trades below $5.00 per share, trading in the common stock may be subject to the requirements of certain rules promulgated under the Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price share of less than $5.00 per share, subject to certain exceptions) and a two business day "cooling off period" before broker and dealers can effect transactions in penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in the common stock which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell it.

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rules 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

2.1* Agreement and Plan of Merger by and between Marwich II, Ltd. and American Ethanol, Inc. dated June 23, 2006.

31.1  Certifications   pursuant  to  Rule  13a-14(a)  or  15d-14(a)   under  the
      Securities  Exchange  Act of 1934,  as  amended,  as adopted  pursuant  to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certifications   pursuant  to  Rule  13a-14(a)  or  15d-14(a)   under  the
      Securities  Exchange  Act of 1934,  as  amended,  as adopted  pursuant  to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certifications  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certifications  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------
* Incorporated by reference from the Company's Report on Form 8-K filed with the SEC on June 26, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARWICH II, LTD.
                                            (Registrant)




Date: September 14, 2006                    By:  /s/ William J. Maender
                                                 ------------------------
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)