Form 10KSB
period 2007-01-31
MARWICH II LTD
filed 2007-04-10
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007  Commission file number: 000-51354

Marwich II, Ltd.
(Name of Small Business Issuer in its charter)

Colorado	84-0925128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

203 North LaSalle Street, Suite 2100, Chicago, IL 60601
(Address of principal executive offices)

Issuer's telephone number: (312) 264-2682

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The issuer’s revenues for fiscal year end January 31, 2007 were $0.

Aggregate Market Value as of February 28, 2007: $ 6,305,126

Common Stock outstanding at February 28, 2007: 3,785,664

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-KSB regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-KSB, 10-QSB and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to Marwich II, Ltd.

Item 1. Description of Business

Marwich II, Ltd. (the "registrant" or "Company") was incorporated under the laws of the state of Colorado on August 16, 1983.

The Company ceased active business operations and was administratively dissolved by the Colorado Secretary of State effective January 1, 1991. The Company was reinstated by the Colorado Secretary of State effective October 13, 2004.

Marwich has an authorized capitalization of 100,000,000 shares of common stock, no par value per share and 1,000,000 shares of preferred stock, $.01 par value per share. On November 30, 2004, the Company effected a one-for-five reverse stock split of its outstanding common stock and on June 2, 2006, the Company effected a three-for-one common stock dividend on the Company's common stock. All references to share numbers reflect these splits.

In October 2004, the Company’s Board of Directors, appointed three new directors and three new officers, all of whom were shareholders of the firm Pride Equities, Inc. (Pride). Management then secured the services of Pride, a consulting firm to assist the Company in its efforts to salvage value for the benefit of its shareholders. Pride contributed $30,000 as paid in capital to the Company and the Company issued Pride 1,920,000 shares of its common stock. The paid-in capital was used to pay for professional services, including accounting services in order to enable the Company to make all necessary filings with the Securities and Exchange Commission.

The Company is a "shell" company, whose sole purpose, at this time, is to consummate the merger with American Ethanol, Inc. described below.

Proposed Merger

On June 23, 2006, American Ethanol, Inc., a Nevada corporation (“American Ethanol”), a development stage company involved in the acquisition and/or construction and operation of plants primarily in the Midwestern U.S. for the manufacture and marketing of fuel grade ethanol and biodiesel, acquired approximately 88.3% of the outstanding common stock of the Company from three principal shareholders and directors of the Company for $675,000. In connection with this transaction, the officers and directors resigned and two members of American Ethanol’s management, Timothy S. Morris, its Chief Executive Officer (Mr. Morris resigned from American Ethanol and the Company effective February 28, 2007 and Eric A. McAfee was named as his replacement), and William J. Maender, its Chief Financial Officer, were named to the Company’s Board of Directors and as officers of the Company.

On June 23, 2006, the Company and American Ethanol entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) American Ethanol has agreed to merge with and into the Company, with the Company being the surviving company and (ii) effective upon the Merger, the Company will change its name to American Ethanol, Inc. Pursuant to the Merger, (i) each issued and outstanding share of American Ethanol Common Stock (including Common Stock issued upon conversion of American Ethanol Series A Preferred Stock, which will automatically convert into Common Stock immediately prior to the closing of the Merger) will be converted into the right to receive one share of Common Stock of the Company, and (iii) each issued and outstanding warrant and option exercisable for common stock or preferred stock of American Ethanol will be assumed and converted into a warrant or option exercisable for common stock or preferred stock of the Company. The exercise prices and other terms of the outstanding warrants and options will remain unchanged. Subsequent to the Merger Agreement, American Ethanol has issued shares of Series B Preferred Stock and warrants exercisable for shares of Series B Preferred Stock. As of March 31, 2007, American Ethanol had 5,317,158 shares of Series B Preferred Stock outstanding and warrants exercisable for 424,381 shares of Series B Preferred Stock. The Company expects to issue one share of its Series B Preferred Stock in exchange for each issued and outstanding share of American Ethanol Series B Preferred Stock.

The consummation of the Merger with American Ethanol is currently anticipated to occur in the second quarter of 2007.

Competition

Until such time as the Merger is complete, the Company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Employees

The Company currently has no employees other than its two officers.

RISK FACTORS

We may not consummate the Merger in the near future, or at all.

It is our intention to effect the Merger; however no assurance can be given that the Merger will occur, or that if it does occur that it will occur in the near future. Under Colorado state corporate law, the Company will have to obtain shareholder approval for the Merger, which will require us to mail a proxy or information statement to our shareholders. As a public company, the proxy or information statement must be filed with the Securities and Exchange Commission before it can be mailed to our shareholders. The proxy or information statement may not be mailed to our shareholders until (i) ten days after it has been filed if the Securities and Exchange Commission elects not to review the proxy or information statement, or (ii) if the Securities and Exchange Commission elects to review the proxy or information statement, until the Securities and Exchange Commission has approved of its use. The proxy or information statement is a lengthy document that is currently being prepared, but that has not yet been filed. Accordingly, it is not known when the proxy or information statement will be filed, whether the Securities and Exchange Commission will review the proxy or information statement, and if it does what effect the review will have on the timing and outcome of the Company’s shareholder meeting and on the Merger. If the Securities and Exchange Commission does review the proxy or information statement, depending on the SEC’s comments and the Company’s ability to satisfactorily address all of the SEC’s comments, the review process could delay the mailing of the proxy or information statement for a lengthy period of time, which period could last several months or more. In addition, the Securities and Exchange Commission’s comments may require that we and American Ethanol make changes to the terms and structure of the Merger. For example, the Securities and Exchange Commission or certain state securities agencies may require that the shares issued by the Company in the Merger be registered in accordance with the Securities Act or, that additional steps be taken by either the Company or American Ethanol before the Merger can be completed, any of which could make the Merger impractical or undesirable. In addition, our ability to complete the Merger, or the desirability of completing the Merger, may be affected by other regulatory issues related to our business, by future business conditions, by the state of the stock market, or by other events that we cannot currently predict. Accordingly, no assurance can be given that the Merger will occur.

The Merger may fail to enhance shareholder value.

While our goal is to maximize shareholder value, there can be no guarantees that the Merger will not impair shareholder value. If the Merger is effected, our business will be that of American Ethanol. Moreover, the Merger may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

There may be possible litigation in connection with the Merger.

The Merger may also be challenged in court by various parties, including our existing shareholders. Our board did not seek or obtain an independent evaluation or opinion of the fairness of the Merger to our shareholders. Since American Ethanol currently owns approximately 88.3% of our voting stock, and the officers and directors of the Company are affiliates of American Ethanol, the Merger could be challenged on the grounds, among others, that the transaction is not being completed on arms’ length terms and conditions. Any such legal challenge to the Merger could delay the Merger or make the consummation of the Merger undesirable. Conversely, if the Merger is not consummated for any reason, including due to no fault of our own, lawsuits may be filed against us by third parties, for a variety of reasons, including, but not limited to, for failing to consummate the Merger. Such litigation, if it occurs, could harm our business, our prospects and our reputation.

Our current and future shareholders will be diluted by the Merger.

Our current and future shareholders will be diluted as a result of the issuance of our shares to the American Ethanol shareholders in the Merger. In addition, our shareholders may be diluted by future issuances of shares to satisfy our working capital needs. We anticipate that our current shareholders will own less than 0.5% of the outstanding shares of the combined entity, if the Merger is consummated under the current terms.

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

We cannot assure you that following the Merger, our common stock will be listed on NASDAQ or any other securities exchange.

Following the Merger, we intend to seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following the Merger, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing the Merger, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an Securities and Exchange Commission rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

It is likely that there will be significant volatility in the trading price.

In the event that a public market for our common stock is created or maintained after the Merger, market prices for the common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in operating results of American Ethanol and other factors. Factors that could affect our future stock price, and create volatility in our stock price, include the price and demand for ethanol, the price and availability of oil and gasoline, the political situation in the Middle East, U.S. energy policies, federal and state regulatory changes that affect the price of ethanol, the existence or discontinuation of legislative incentives for renewable fuels, the trading price of the stock of our competitors, investor perceptions of American Ethanol, interest rates, general economic conditions and those specific to the industry, developments with regard to American Ethanol’s operations and activities, our future financial condition, and changes in our management.

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

Shareholder control over management.

As indicated elsewhere herein, 88.3% of all the issued and outstanding capital stock of the Company is owned by American Ethanol, Inc. and the Company’s officers are also officers of American Ethanol. Consequently, our majority shareholder, American Ethanol, has the ability to influence control of the operations of the Company and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;
•	Removal of any directors;
•	Amendment of the Company’s certificate of incorporation or bylaws; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder will thus have substantial influence over our management and affairs and existing and future stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are no pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters.

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since May 2006 under the symbol "MWII." The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board over-the-counter market from May 1, 2006. The source of these quotations are Yahoo.com/Finance. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid
July 31, 2006	22.75	15.00
October 31, 2006	24.00	12.50
January 31, 2007	17.50	10.10

Shareholders Of Record

As of January 31, 2007, there were approximately 7 holders of record of our common stock, not including holders who hold their shares in street name.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Our retained earnings deficit currently limits our ability to pay dividends.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has no equity compensation plans.

Item 6. Management's Discussion And Analysis or Plan of Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

The Company’s cash requirements are limited to amounts required for the payment of professional fees in connection with meeting the Company’s requirements under the Securities Exchange Act. The Company expects these fees and expenses will be advanced by American Ethanol, Inc. and will be recorded as an accounts payable on its Balance Sheet. The Company has not and does not expect to (i) conduct any product research and development; (ii) purchase any plant or significant equipment; or (iii) have any expected significant changes in the number of employees, until the consummation of the merger with American Ethanol.

The Company has no off-balance sheet arrangements.

Ability to Continue as a Going Concern

The Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern. Management resumed the filing of Securities and Exchange Commission reporting in 2004 and in 2006 began to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern. As a result, the Company’s ability to continue as a going concern is dependent upon the Company's ability to successfully consummate a business combination.

On June 23, 2006, American Ethanol acquired approximately 88.3% of the outstanding common stock of the Company from three principal shareholders and directors of the Company for $675,000. In connection with this transaction, the three directors of the Company resigned from the board and members of American Ethanol’s management were named to the Company’s Board of Directors and as officers of the Company.

Effective as of June 23, 2006, the Company and American Ethanol entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which American Ethanol has agreed to merge with and into the Company, with the Company being the surviving company. Pursuant to the Merger, (i) each issued and outstanding share of American Ethanol Common Stock (including Common Stock issued upon conversion of American Ethanol Series A Preferred Stock, which will automatically convert into Common Stock immediately prior to the closing of the Merger) will be converted into the right to receive one share of Common Stock of the Company, and (ii) each issued and outstanding warrant and option exercisable for common stock of American Ethanol will be assumed and converted into a warrant or option exercisable for common stock of the Company. The exercise prices and other terms of the outstanding warrants and options will remain unchanged.

The Company currently has 3,785,664 shares of common stock issued and outstanding, of which American Ethanol owns 3,343,200 shares (or 88.3%). Assuming no shareholder of either American Ethanol or the Company elects dissenters' rights and that the capitalization of either company does not change prior to the closing of the Merger, in the Merger (i) all of the shares of the Company held by American Ethanol will be cancelled, and (ii) the Company will issue to the shareholders of American Ethanol in the aggregate (a) approximately 84.7 million shares of common stock in exchange for all the currently issued and outstanding shares of American Ethanol common stock (b) the Company will assume warrants and options exercisable for an additional 1,090,000 shares of common stock and (c) the Company will issue shares of Series B Preferred with terms identical to the terms of American Ethanol’s outstanding Series B Preferred on a one-for-one basis. As of March 31, 2007, American Ethanol had 5,317,158 shares of Series B Preferred Stock outstanding and warrants exercisable for an additional 424,381 shares of Series B Preferred Stock. As a result, immediately following the Merger, on a fully-diluted basis the Company will have approximately 92 million shares of common stock outstanding. After the Merger, the original shareholders of the Company will hold less than 0.5% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis.

The Merger Agreement has been approved by the boards of directors of each of the Company and American Ethanol and must be submitted to the shareholders of each of American Ethanol and the Company for their approval. American Ethanol currently owns 88.3% of the outstanding voting shares of the Company, a sufficient number to ensure approval of the Merger. However, the Merger closing is still subject to the satisfaction of the normal closing conditions in transactions of this kind, and the Securities and Exchange Commission must still approve the form and content of the information statement to be mailed by the Company to its shareholders. No assurance can be given that the Merger will be consummated, or if consummated, that the terms will not change from those currently contained in the Merger Agreement.

In addition, immediately prior to the Merger, the Company currently intends to reincorporate from the State of Colorado to the State of Nevada.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company will adopt FIN 48 effective January 1, 2007 and is currently in the process of evaluating the potential impact of FIN 48 on its consolidated financial statements.

Item 7. Financial Statements.

Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 27, 2006, the Company’s independent accountants, Miller and McCollom, Certified Public Accountants, were formally dismissed as auditors for the Company and McGladrey & Pullen, LLP, Certified Public Accountants were engaged as the principal accountant to audit the financial statements of the Company. There were no disagreements with Miller and McCollom, Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

Effective November 13, 2006, McGladrey & Pullen, LLP resigned as the independent auditors of the Company. McGladrey & Pullen, LLP did not issue any audit report on the Company's financial statements. During the period between McGladrey & Pullen, LLP’s appointment as the Company’s independent auditors up to their resignation, there were no disagreements with McGladrey & Pullen, LLP, Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On November 13, 2006, the Company engaged BDO Seidman, LLP, Certified Public Accountants (“BDO”) as the principal accountant to audit the financial statements of both American Ethanol, Inc. and the Company.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the year ended January 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exhange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Director Since
Eric A. McAfee	43	President and Chief Executive Officer, Director	February 28, 2007 to present

Timothy S. Morris(1)	47	President and Chief Executive Officer, Director	June 23, 2006 thru February 28, 2007

William J. Maender	60	Chief Financial Officer and Secretary, Director	June 23, 2006 thru Present

(1) Mr. Morris resigned as the Company’s Chief Executive Officer and as a member of the Company’s board of directors effective February 28, 2007.

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Eric A. McAfee Chief Executive Officer and Director. Mr. McAfee was appointed to the Company’s Board of Directors and as the Company’s Chief Executive Officer effective February 28, 2007. Mr. McAfee is a co-founder and, since 2001, has been a Managing Director, of Cagan McAfee Capital Partners, LLC, a technology-focused private equity firm in Cupertino, California. Mr. McAfee is the founder of and, since February 2006, has served as the Executive Chairman of the Board of American Ethanol, Inc. In 2003, Mr. McAfee co-founded Pacific Ethanol (Nasdaq: PEIX) and served as a member of its board of directors from 2003 to 2005. Since 1993, Mr. McAfee has served as a member of the Board of Directors of the California Manufacturers & Technology Association. Mr. McAfee has served as Entrepreneur in Residence at FSU and The Wharton School of Business. Mr. McAfee graduated as the Dean’s Medalist from the Fresno State University business school in 1986. Mr. McAfee is a 1993 graduate of the Stanford Graduate School of Business Executive Program and is a graduate of the Harvard Business School Private Equity and Venture Capital program.

William J. Maender, Chief Financial Officer, Secretary and Director. Mr. Maender has served as Chief Financial Officer and Secretary of the Company since June 23, 2006. Mr. Maender has been the Chief Financial Officer and Secretary of American Ethanol, Inc. since January 2006. From 2002 to December 2005, Mr. Maender was Vice President and Chief Financial Officer of Applied Tech Products, a privately held contract manufacturer of injection molded plastic and rubber products. From 2000 to 2002, Mr. Maender was the Vice President and Chief Financial Officer of Lombard Technologies, Inc. a privately held contract metal finishing company. Mr. Maender holds a BS degree in accounting from Quincy University and a MBA in Finance from Southern Illinois University.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the Securities and Exchange Commission on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended January 31, 2007 and written representations that no other reports were required, the Company believes that the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year:

Name	Number of Late Reports*	Number of Transactions Not Reported on a Timely Basis
Officers and Directors
Timothy S. Morris	1	1
William J. Maender	1	1
10% Holders
American Ethanol, Inc.	1	1
George A. Powell	1	1
Michael A. Schumacher	1	1
Peter Porath	1	1
Marq J. Warner	1	1
Michael R. Deans	1	1
*The foregoing individuals failed to timely file a Form 3

Code of Ethics

Given that the Company has no current business operations, we have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers serve in all the above capacities.

Nominating Committee

Given that the Company has no current business operations, we do not have a standing nominating committee or committee performing similar functions. We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company relies on Mr. Maender, its Chief Financial Officer as its qualified financial expert at this time due to the limited activities of the Company.

Item 10. Executive Compensation.

No cash or equity compensation was paid by the Company to any of its officers for services rendered during the fiscal years ended January 31, 2006 and January 31, 2007.

Director Compensation

We do not currently pay any cash or equity compensation to our directors, but we pay directors' expenses in attending board meetings. During the year ended January 31, 2007, no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of February 28, 2007, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Officers and Directors
Eric A. McAfee 203 North LaSalle Street, Suite 2100 Chicago, IL 60601	--	--
William J. Maender 203 North LaSalle Street, Suite 2100 Chicago, IL 60601	--	--
All officers and directors as a group (2) persons	--	--
5% Holders
American Ethanol, Inc. 203 North LaSalle Street, Suite 2100 Chicago, IL 60601	3,343,200	88.3%

Item 12. Certain Relationships and Related Transactions.

On June 23, 2006, American Ethanol acquired approximately 88.3% of the outstanding common stock of the Company from three principal shareholders and directors of the Company for $675,000. In connection with this transaction, the officers and directors resigned and two members of American Ethanol’s management, Timothy S. Morris, its Chief Executive Officer and William J. Maender, its Chief Financial Officer, were named to the Company’s Board of Directors and as the President and Chief Executive Officer and Chief Financial Officer and Secretary, respectively, of the Company. On February 28, 2007, Mr. Morris resigned and Eric A. McAfee was appointed to the Company’s Board of Directors and as the Company’s Chief Executive Officer.

On June 23, 2006, the Company and American Ethanol entered into the Merger Agreement, pursuant to which American Ethanol will merge with and into the Company and American Ethanol will become a wholly owned subsidiary of the Registrant (the “Merger”). American Ethanol is the Company’s controlling stockholder. Mr. McAfee, the Company’s President and Chief Executive Officer and Director, and Mr. Maender, the Company’s Chief Financial Officer, Secretary and Director are the Executive Chairman and Chief Financial Officer and Secretary, respectively of American Ethanol. In addition, Mr. McAfee and Mr. Maender are significant shareholders of American Ethanol. As a result, we do not consider any of our directors to be independent.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

2.1*	Agreement and Plan of Merger by and between Marwich II, Ltd. and American Ethanol, Inc. dated as of June 23, 2006
3.1	Restated Articles of Incorporation
3.2**	By-laws
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended January 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended January 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2006.
**	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 10, 2005.

Item 14. Principal Accountant Fees and Services

On June 27, 2006, the Company’s independent accountants, Miller and McCollom, Certified Public Accountants, were formally dismissed as auditors for the Company and McGladrey & Pullen, LLP, Certified Public Accountants were engaged as the principal accountant to audit the financial statements of the Company.

Effective November 13, 2006, McGladrey & Pullen, LLP resigned as the independent auditors of the Company. McGladrey & Pullen, LLP did not issued any audit report on the Company's financial statements. During the period between McGladrey & Pullen, LLP’s appointment as the Company’s independent auditors up to their resignation, there were no disagreements with McGladrey & Pullen, LLP, Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

On November 13, 2006 the Company engaged BDO Seidman, LLP, Certified Public Accountants (“BDO”) as the principal accountant to audit the financial statements of both American Ethanol, Inc. and the Company.

Audit Fees

The following table sets forth the aggregate fees billed by our independent auditor for professional services rendered for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings for the fiscal years ended January 31, 2007 and 2006.

	2007	2006

Miller & McCollom Certified Public Accountants	$650	$5,575

McGladrey & Pullen, LLP	$8,500	—

BDO Seidman, LLP	$20,000	—

Total	29,150

The Company paid no audit-related, tax or other fees in the fiscal years ended January 31, 2006 and 2007.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Marwich II, Ltd.
Chicago, Illinois

We have audited the accompanying balance sheet of Marwich II, Ltd. as of January 31, 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marwich II, Ltd. at January 31, 2007, and the results of its operations and its cash flows for the year ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Marwich II, Ltd. will continue as a going concern. As discussed in Note 2 to the financial statements, Marwich II, Ltd. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chicago, Illinois

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Marwich II, Ltd.
Denver, CO

We have audited the accompanying balance sheet of Marwich II, Ltd. as of January 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the year ended January 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Marwich II, Ltd. as of January 31, 2006, and the results of its operations, changes in its stockholders' equity and its cash flows for the year ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

May 5, 2006

Marwich II, Ltd.
Balance Sheets
as of January 31, 2006 and 2007

ASSETS

	January 31,	January 31,
	2007	2006

Current Assets	$-	$10,794

Total Assets	$-	$10,794

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, related parties	$91,189	$1,200

Total Current Liabilities	$91,189	$1,200

Stockholders' Equity (deficit):
Preferred stock, $.01 par value;
1,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, no par value,
100,000,000 shares authorized,
3,785,664 shares issued and
outstanding	336,567	333,567
Accumulated (deficit)	(427,756)	(323,973)
	(91,189)	9,594

Total Liabilities and Stockholders' Equity (deficit)	$0	$10,794

The accompanying notes are an integral part of the financial statements.

Marwich II, Ltd.
Statements of Operations
For the years ended
January 31, 2006 and 2007

	January 31,	January 31,
	2007	2006

Revenues	$-	$-

Operating expenses:
Professional fees	94,834	8,655
Administrative and other	8,949	1,034
	103,783	9,689

Net (loss)	$(103,783)	$(9,689)

Per share basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding	3,785,664	3,785,664

The accompanying notes are an integral part of the financial statements.

Marwich II, Ltd.
Statement of Changes in Stockholders’ Equity (deficit)
For the years ended January 31, 2006 and 2007

	Common	Common $	Accumulated	Total
	No./shares (1)	amount	(Deficit)	Equity (deficit)

Balance at January 31, 2005	3,785,664	$333,567	$(314,284)	$19,283

Net loss - year ended January 31, 2006			(9,689)	(9,689)

Balance at January 31, 2006	3,785,664	333,567	(323,973)	9,594

Additional paid in capital during the year		3,000		3,000

Net loss - year ended January 31, 2007			(103,783)	(103,783)

Balance at January 31, 2007	3,785,664	$336,567	$(427,756)	$(91,189)

(1) - Common shares stated in equivalent January 31, 2007 number of shares

The accompanying notes are an integral part of the financial statements.

Marwich II, Ltd.
Statements of Cash Flows
For the years ended
January 31, 2006 and 2007

	January 31,	January 31,
	2007	2006

Cash Flows from Operating
Activities:
Net loss	$(103,783)	$(9,689)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Increase in accounts payable	89,989	552

Net cash used by operating activities	(13,794)	(9,137)

Cash flows from investing activities	-	-

Cash flows from financing activities
Additional paid in capital	3,000	-

Net cash provided by financing activities	3,000	-

Increase (decrease) in cash	(10,794)	(9,137)

Cash, Beginning of period	10,794	19,931

Cash, End of period	$-	$10,794

Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

Marwich II, LTD.
NOTES TO FINANCIAL STATEMENTS
January 31, 2007

Note 1: Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Marwich II, Ltd. (the “Company”) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

(a) Organization and Description of Business

The Company was incorporated on August 16, 1983 under the laws of the State of Colorado to engage in the business of acquiring, managing, and selling residential, rental, and commercial real estate. On January 1, 1991, the Company was dissolved, by administrative action of the Colorado Secretary of State, as a result of non-filing of required documents with the State of Colorado. Until October 13, 2004, the Company did not engage in any operations and was dormant.

Effective October 13, 2004, the Company was reinstated by the Colorado Secretary of State and resumed filing reports with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Exchange Act. As such, the Company is a "shell" company, whose sole purpose, at this time, is to locate and consummate a merger or acquisition with a private entity.

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

MARWICH II, LTD.
NOTES TO FINANCIAL STATEMENTS
January 31, 2007

(d) Recently Enacted Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company will adopt FIN 48 effective January 1, 2007 and is currently in the process of evaluating the potential impact of FIN 48 on its consolidated financial statements.

MARWICH II, LTD.
NOTES TO FINANCIAL STATEMENTS
January 31, 2007
(e) Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in being a shell company. There is no assurance that the Company will be able to complete a business combination.

(f) Revenue Recognition

The Company has had no revenue to date.

(g) Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(h) Shell Company

Based upon the Company's business plan, it is a “shell” company whose sole purpose is to acquire and/or merge with an existing entity.

(i) Other

The Company has selected January 31 as its fiscal year end.

Note 2: Ability to Continue as a Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, that contemplates continuation of the Company as a going concern. However, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern. Management resumed the filing of Securities and Exchange Commission reporting in 2004 and in 2006 began to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

On June 23, 2006 American Ethanol, Inc. a development stage company involved in the acquisition and/or construction and operation of plants for the production of fuel grade ethanol and biodiesel primarily in the Midwestern US and the marketing of same, acquired approximately 88.3% of the outstanding common stock of the Company from three principal shareholders and directors of the Company for $675,000. In connection with this transaction, the three directors of the Company resigned from the board and two members of American Ethanol’s management were named to the Company’s Board of Directors and as officers of the Company.

Effective as of June 23, 2006, the Company and American Ethanol, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which American Ethanol has agreed to merge with and into the Company, with the Company being the surviving company. Pursuant to the Merger, (i) each issued and outstanding share of American Ethanol Common Stock (including Common Stock issued upon conversion of American Ethanol Series A Preferred Stock, which will automatically convert into Common Stock immediately prior to the closing of the Merger) will be converted into the right to receive one share of Common Stock of the Company, and (ii) each issued and outstanding warrant and option exercisable for common stock of American Ethanol will be assumed and converted into a warrant or option exercisable for common stock of the Company. The exercise prices and other terms of the outstanding warrants and options will remain unchanged. Subsequent to the Merger Agreement, American Ethanol issued 2,828,996 shares of Series B Preferred Stock. The Company expects to issue one share of its Series B Preferred Stock in exchange for each issued and outstanding share of American Ethanol Series B Preferred Stock.

MARWICH II, LTD.
NOTES TO FINANCIAL STATEMENTS
January 31, 2007

Note 2: Ability to Continue as a Going Concern (contd.)

Prior to the consummation of the Merger, the Company intends to adopt a new management and employee incentive equity/stock option plan pursuant to which the Company will be entitled to grant options to purchase shares of its common stock.

The Company currently has 3,785,664 shares of common stock issued and outstanding, of which American Ethanol owns 3,343,200 shares (or 88.3%). Assuming no shareholder of either American Ethanol or the Company elects dissenters' rights and that the capitalization of either company does not change prior to the closing of the Merger, in the Merger (i) all of the shares of the Company held by American Ethanol will be cancelled, and (ii) the Company will issue to the shareholders of American Ethanol in the aggregate (a) approximately 84.7 million shares of common stock in exchange for all the currently issued and outstanding shares of American Ethanol common stock (including common stock issued upon conversion of the American Ethanol Series A Preferred Stock, which will automatically convert into common stock immediately prior to the closing of the Merger) and the Company will assume warrants and options exercisable for an additional 1,090,000 shares of common stock and issue shares of Series B Preferred with terms identical to the terms of America Ethanol's outstanding Series B Perferred on a one-for-one basis. As of March 31, 2007, America Ethanol had 5,317,158 shares of Series B Preferred Stock outstanding and warrants exercisable for an additional 424,381 shares of Series B Perferred Stock. As a result, immediately following the Merger, on a fully-diluted basis the Company will have approximately 92 million shares of common stock outstanding. After the Merger, the original shareholders of the Company will hold less than 0.5% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis.

The Merger Agreement has been approved by the boards of directors of each of the Company and American Ethanol and must be submitted to the shareholders of each of American Ethanol and the Company for their approval. American Ethanol currently owns 88.3% of the outstanding voting shares of the Company, a sufficient number to ensure approval of the Merger. However, the Merger closing is still subject to the satisfaction of the normal closing conditions in transactions of this kind, and the Securities and Exchange Commission must still approve the form and content of the proxy or information statement to be mailed by the Company to its shareholders. No assurance can be given that the Merger will be consummated, or if consummated, that the terms will not change from those currently contained in the Merger Agreement.

In addition, immediately prior to the Merger, the Company currently intends to reincorporate from the State of Colorado to the State of Nevada.

Expenses reported in the Company’s financial statements included herewith are costs related to being a public entity. Since the time that American Ethanol acquired an 88% interest in the Company they have been advancing funds for such expenses to the Company. Such advances are reflected in Accounts Payable to related parties on the Balance Sheet at the reporting date. It is anticipated that American Ethanol will continue to advance funds until such time as the merger is completed.

MARWICH II, LTD.
NOTES TO FINANCIAL STATEMENTS
January 31, 2007

Note 3: Income Taxes

The Company has an estimated net operating loss carryforward of approximately $106,000 at January 31, 2007 to offset future taxable income. The net operating loss carry forward if not used, will expire in various years through 2027. The net operating loss carryforward prior to the year ended January 31, 2006 has expired or is restricted due to the change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset. Utilization of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses carryforwards before utilization.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Tax Carry forward Schedule

	Estimated		Estimated		Change in
	NOL Carry-	Tax	Tax benefit	Valuation	Valuation	Net Tax
Period ending	forward	Rate	from NOL	Allowance	Allowance	Benefit
January 31, 2007	$124,183	28.50%	$35,392	$(35,392)	$(31,592)	$-
January 31, 2006	20,400	18.50%	3,800	(3,800)	(1,800)	-

Income taxes at the statuory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from
net operating loss carry forward	-28.5%
State tax benefit, net of federal benefit	1.0%
Adjustments to valuation allowance	25.5%
Other	2.0%
Actual tax rate	0.0%

Note 4: Common Stock Issuances

The Company's Articles of Incorporation, as amended, authorize the issuance of up to 100,000,000 shares of no par value common stock and up to 1,000,000 shares of $0.01 par value preferred stock. As of January 31, 2007, there were 3,785,664 shares of common stock issued and outstanding and no preferred shares issued or outstanding.

On November 30, 2004, the Company issued 2,400,000 shares of its common stock to Pride Equities, Inc., which represented 50.717% of its outstanding common stock outstanding, in consideration for $30,000 cash. This transaction resulted in a change in control of the Company. On November 30, 2004, the Company effected a one-for-five reverse stock split of its outstanding common stock and on June 2, 2006, the Company effected a three-for-one common stock dividend on the Company's common stock.

On June 23, 2006, American Ethanol, Inc. acquired approximately 88.3% of the outstanding common stock of the Company from three principal shareholders and directors of the Company for $675,000. In connection with this transaction, the officers and directors resigned and two members of American Ethanol’s management were appointed to the Company’s Board of Directors and as the Chief Executive Officer and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2007

Marwich II, Ltd.
/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer (Principal Executive Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Eric A. McAfee	President and Chief Executive Officer and Director	April 4, 2007
Eric A. McAfee	(Principal Executive Officer)

/s/William J. Maender	Chief Financial Officer, Secretary and Director	April 4, 2007
William J. Maender	(Principal Accounting Officer)