Form 10QSB
period 2007-04-30
MARWICH II LTD
filed 2007-06-14
CIK 738214

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from_______________ to

Commission file number: 00-51354

MARWICH II, LTD.
(Exact name of small business issuer as specified in its charter)

Colorado	84-0925 128
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

203 N. LaSalle Street, Suite 2100
Chicago, IL 60601
(Address of principal executive offices)

(312) 264 -2682
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of shares of common stock outstanding as of April 30, 2007: 3,785,664

Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

PART I - FINANCIAL INFORMATION
(1) Item 1 - Financial Statements
Marwich II, Ltd.
BALANCE SHEETS
as of April 30, 2007 and January 31, 2007

ASSETS

	April 30,	January 31,
	2007	2007
	(unaudited)

Current Assets	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, related parties	$104,236	$91,189

Total Current Liabilities	104,236	91,189

Stockholders' Equity:
Preferred stock, $.01 par value;
1,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, no par value,
100,000,000 shares authorized,
3,785,664 shares issued and
outstanding	333,567	333,567
Additional paid in capital	3,000	3,000
Accumulated (deficit)	(440,803)	(427,756)
Current year (deficit)
	(104,236)	(91,189)

Total Liabilities and Stockholders' Equity	$(0)	$(0)

The accompanying notes are an integral part of the financial statements.

Marwich II, Ltd.
STATEMENTS OF OPERATIONS
For the three months ended April 30, 2007 and 2006

(unaudited)

	Three months ended
	April 30,	April 30,
	2007	2006

Revenues	$-	$-

Operating expenses:
Professional fees	13,047	3,560
Administrative and other	-	150
	13,047	3,710

Net (loss)	$(13,047)	$(3,710)

Per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,785,664	946,416

The accompanying notes are an integral part of the financial statements.

Marwich II, Ltd.
STATEMENTS OF CASH FLOWS
For the three months ended April 30, 2007 and 2006

(unaudited)

	Three months ended
	April 30,	April 30,
	2007	2006

Cash Flows from Operating
Activities:
Net (loss)	$(13,047)	$(3,710)
Adjustments to reconcile net
(loss) to net cash used by
operating activities:
Increase in accounts payable	13,047	3,710

Net cash used by operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Increase (decrease) in cash	-	-

Cash, Beginning of period	-	10,794

Cash, End of period	$-	$10,794

The accompanying notes are an integral part of the financial statements.

MARWICH II, LTD.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(1)  Unaudited Financial Statements

The balance sheet as of April 30, 2007, the statements of operations and the statements of cash flows for the three months ended April 30, 2007 and 2006, have been prepared by Marwich II, Ltd. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at April 30, 2007 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the January 31, 2007 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)  Basis of Presentation - Ability to continue as a Going Concern

Marwich II, Ltd. (the "registrant" or "Company") was incorporated under the laws of the state of Colorado on August 16, 1983.

The Company ceased active business operations and was administratively dissolved by the Colorado Secretary of State effective January 1, 1991. The Company was reinstated by the Colorado Secretary of State effective October 13, 2004.

The Company has an authorized capitalization of 100,000,000 shares of common stock, no par value per share and 1,000,000 shares of preferred stock, $.01 par value per share. On June 2, 2006, the Company effected a three-for-one common stock dividend on the Company's common stock. All references to share numbers reflect these splits.

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

The Company is a "shell" company, whose sole purpose, at this time, is to consummate the merger with American Ethanol, Inc. (“American Ethanol”) described below.

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

The Company currently has 3,785,664 shares of common stock issued and outstanding, of which American Ethanol owns 3,343,200 shares (or 88.3%). Assuming no shareholder of either American Ethanol or the Company elects dissenters' rights and that the capitalization of either company does not change prior to the closing of the Merger, in the Merger (i) all of the shares of the Company held by American Ethanol will be cancelled, and (ii) the Company will issue to the shareholders of American Ethanol in the aggregate (a) approximately 83.9 million shares of common stock in exchange for all the currently issued and outstanding shares of American Ethanol common stock (including common stock issued upon conversion of the American Ethanol Series A Preferred Stock, which will automatically convert into common stock immediately prior to the closing of the Merger) and the Company will assume warrants and options exercisable for an additional 1,514,380 shares of common stock and issue 5,319,158 shares of Series B Preferred Stock. As a result, immediately following the Merger, on a fully-diluted basis the Company will have approximately 91.2 million shares of common stock outstanding. After the Merger, the original shareholders of the Company will hold less than 0.5% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis. The Merger Agreement has been approved by the boards of directors of each of the Company and American Ethanol and must be submitted to the shareholders of each of American Ethanol and the Company for their approval. American Ethanol currently owns 88.3% of the outstanding voting shares of the Company, a sufficient number to ensure approval of the Merger. However, the Merger closing is still subject to the satisfaction of the normal closing conditions in transactions of this kind, and the SEC must still approve the form and content of the proxy or information statement to be mailed by the Company to its shareholders. No assurance can be given that the Merger will be consummated, or if consummated, that the terms will not change from those currently contained in the Merger Agreement.

In addition, immediately prior to the Merger, the Company currently intends to reincorporate from the State of Colorado to the State of Nevada.

Effective Date

The Merger will become effective upon the satisfaction of various conditions, including the approval of the Merger by the shareholders of both the Company and American Ethanol. It is currently anticipated that the merger will occur during the third quarter of 2007.

Conditions to the Merger

The Company and American Ethanol have each agreed to continue to operate their respective businesses in the ordinary course prior to the Merger. Under the Merger Agreement, each of American Ethanol and the Company agreed to do certain things, some of which are conditions to the Merger transaction. Each company is obligated to (a) obtain all necessary approvals for various aspects of the transaction, (b) give the other access to the records and personnel to complete due diligence review, and (c) proceed expeditiously to undertake all actions so as to be able to consummate the Merger. Consummation of the Merger is also contingent upon (i) preparation, filing and distribution to the Company’s shareholders of a proxy or information statement related to the approval of the Merger by the Company’s shareholders, and (ii) continued quotation of the Company’s common stock on the OTC Bulletin Board. The representations and warranties of the parties to the Merger Agreement generally do not survive the closing of the Merger.

Regulatory Approval

No specific federal or state regulatory approvals must be obtained by the Company or American Ethanol in order to consummate the Merger, other than general compliance with applicable corporation laws and state and federal securities laws and obtaining the SEC’s approval of the proxy or information statement if the SEC elects to review the proxy or information statement.

Termination

At any time prior to the Merger closing, notwithstanding the approval of the Merger Agreement by the shareholders of both the Company and American Ethanol, the Merger Agreement may be terminated and the Merger abandoned by (i) the mutual consent of the boards of directors of the Company and American Ethanol, (ii) by either party if the Merger is prohibited by issuance of an order, decree or ruling, or (iii) by either party if the other is in material breach of any representation, warranty, covenant or agreement. Neither the Company nor American Ethanol presently knows of any reason why the Merger might be abandoned.

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

Effective October 13, 2004, the Company filed articles of reinstatement with the Colorado Secretary of State and over the next few months became current with respect to its SEC reporting requirements as a publicly traded company. The Company’s stated purpose was to identify, evaluate and investigate various companies with the intent that, if such investigation warranted, a reverse merger transaction be negotiated and completed pursuant to which the Company would acquire a target company with an operating business with the intent of continuing the acquired company's business as a publicly held entity.

The Company generated no revenues during the quarter ended April 30, 2007, and management does not anticipate that the Company will generate any revenues until the Merger is consummated.

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

At April 30, 2007, the Company had no material commitments for capital expenditures.

Merger with American Ethanol, Inc.

On June 23, 2006 American Ethanol, Inc. (“American Ethanol”) acquired approximately 88.3% of the outstanding common stock of the Company from three principal shareholders and directors of the Company for $675,000. In connection with this transaction, the three directors of the Company resigned from the board and American Ethanol’s Chief Executive Officer, and Chief Financial Officer, were named to the Company’s Board of Directors and as officers of the Company.

Effective as of June 23, 2006, the Company and American Ethanol entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) American Ethanol has agreed to merge with and into the Company, with the Company being the surviving company and (ii) effective upon the Merger, the Company will change its name. Pursuant to the Merger, (i) each issued and outstanding share of American Ethanol Common Stock (including Common Stock issued upon conversion of American Ethanol Series A Preferred Stock, which will automatically convert into Common Stock immediately prior to the closing of the Merger) will be converted into the right to receive one share of Common Stock of the Company, (ii) each issued and outstanding share of American Ethanol Series B Preferred Stock will be converted into one share of Series B Preferred Stock of the Company (such shares are convertible at the option of the holder into common stock on a 1 for 1 basis) and (iii) each issued and outstanding warrant and option exercisable for common stock of American Ethanol will be assumed and converted into a warrant or option exercisable for common stock of the Company. The exercise prices and other terms of the outstanding warrants and options will remain unchanged. Subsequent to the Merger Agreement and through April 30, 2007, American Ethanol has issued 5,319,158 shares of Series B Preferred Stock. The Company expects to issue one share of its Series B Preferred Stock in exchange for each issued and outstanding share of American Ethanol Series B Preferred Stock.

Prior to the consummation of the Merger, the Company intends to adopt a new management and employee incentive equity/stock option plan pursuant to which the Company will be entitled to grant options to purchase shares of its common stock.

The Company currently has 3,785,664 shares of common stock issued and outstanding, of which American Ethanol owns 3,343,200 shares (or 88.3%). Assuming no shareholder of either American Ethanol or the Company elects dissenters' rights and that the capitalization of either company does not change prior to the closing of the Merger, in the Merger (i) all of the shares of the Company held by American Ethanol will be cancelled, and (ii) the Company will issue to the shareholders of American Ethanol in the aggregate (a) approximately 83.9 million shares of common stock in exchange for all the currently issued and outstanding shares of American Ethanol common stock (including common stock issued upon conversion of the American Ethanol Series A Preferred Stock, which will automatically convert into common stock immediately prior to the closing of the Merger) and the Company will assume warrants and options exercisable for an additional 1,514,380 shares of common stock and issue 5,319,158 shares of Series B Preferred Stock. As a result, immediately following the Merger, on a fully-diluted basis the Company will have approximately 91.2 million shares of common stock outstanding. After the Merger, the original shareholders of the Company will hold less than 0.5% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis.

The Merger Agreement has been approved by the boards of directors of each of the Company and American Ethanol and must be submitted to the shareholders of each of the Company and American Ethanol for their approval. American Ethanol currently owns 88.3% of the Company’s outstanding voting shares, a sufficient number to ensure approval of the Merger. However, the Merger closing is still subject to the satisfaction of the normal closing conditions in transactions of this kind, and the SEC must still approve the form and content of the proxy or information statement to be mailed by the Company to its shareholders. No assurance can be given that the Merger will be consummated, or if consummated, that the terms will not change from those currently contained in the Merger Agreement.

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

RISK FACTORS

Risks Related to the Merger with American Ethanol

We may not consummate the Merger in the near future, or at all.

It is our intention to effect the Merger; however no assurance can be given that the Merger will occur, or that if it does occur that it will occur in the near future. Under Colorado state corporate law, the Company will have to obtain shareholder approval for the Merger, which will require us to mail a proxy or information statement to our shareholders. As a public company, the proxy or information statement must be filed with the SEC before it can be mailed to our shareholders. The proxy or information statement may not be mailed to our shareholders until (i) ten days after it has been filed if the SEC elects not to review the proxy or information statement, or (ii) if theSEC elects to review the proxy or information statement, until the SEC has approved of its use. The proxy or information statement is a lengthy document that is currently being prepared, but that has not yet been filed. Accordingly, it is not known when the proxy or information statement will be filed, whether the SEC will review the proxy or information statement, and if it does what effect the review will have on the timing and outcome of the Company’s shareholder meeting and on the Merger. If the SEC does review the proxy or information statement, depending on the SEC’s comments and the Company’s ability to satisfactorily address all of the SEC’s comments, the review process could delay the mailing of the proxy or information statement for a lengthy period of time, which period could last several months or more. In addition, the SEC’s comments may require that we and American Ethanol make changes to the terms and structure of the Merger. For example, the SEC or certain state securities agencies may require that the shares issued by the Company in the Merger be registered in accordance with the Securities Act or, that additional steps be taken by either the Company or American Ethanol before the Merger can be completed, any of which could make the Merger impractical or undesirable. In addition, our ability to complete the Merger, or the desirability of completing the Merger, may be affected by other regulatory issues related to our business, by future business conditions, by the state of the stock market, or by other events that we cannot currently predict. Accordingly, no assurance can be given that the Merger will occur.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarban e s-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

MARWICH II, LTD. (Registrant)

Date: June 14, 2007	By:	/s/ William J. Maender
Chief Financial Officer (Principal Financial and Accounting Officer)