Form 10QSB
period 2007-07-31
MARWICH II LTD
filed 2007-08-15
CIK 738214

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from____________to________

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

Number of shares of common stock outstanding as of July 31, 2007: 3,785,664

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

Unless the context requires otherwise, references to “we,” “us,” “our” the “Company” and “the Company” refer specifically to Marwich II, Ltd.

PART I - FINANCIAL INFORMATION

(1) Item 1 - Financial Statements

Marwich II, Ltd.
BALANCE SHEETS
as of July 31, 2007 and January 31, 2007
(unaudited)

ASSETS

	July 31,	January 31,
	2007	2007
	(unaudited)

Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, related parties	$121,934	$91,189

Total Current Liabilities	121,934	91,189

Stockholders' Equity:
Preferred stock, $.01 par value;
1,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, no par value,
100,000,000 shares authorized,
3,785,664 shares issued and
outstanding	333,567	333,567
Additional paid in capital	3,000	3,000
Accumulated deficit	(458,501)	(427,756)
	(121,934)	(91,189)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

Marwich II, Ltd.
STATEMENTS OF OPERATIONS
For the six and three months ended July 31, 2007 and 2006
(unaudited)

	For the six months ended		For the three months ended
	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006

Revenues	$-	$-	$-	$-

Operating expenses:
Professional fees	28,148	9,760	16,398	6,200
Administrative and other	2,597	2,834	1,300	2,609
	30,745	12,594	17,698	8,809

Net loss	$(30,745)	$(12,594)	$(17,698)	$(8,809)

Per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,785,664	3,785,664	3,785,664	3,785,664

The accompanying notes are an integral part of the financial statements.

Marwich II, Ltd.
STATEMENTS OF CASH FLOWS
For the six months ended July 31, 2007 and 2006

(unaudited)

	For the six months ended
	July 31,	July 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(30,745)	$(12,594)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Increase (decrease) in accounts payable	30,745	(1,200)

Net cash used by operating activities	-	(13,794)

Cash flows from investing activities	-	-

Cash flows from financing activities
Contributions of capital	-	3,000

Net cash provided by financing activities	-	3,000

Increase (decrease) in cash	-	(10,794)

Cash, Beginning of period	-	10,794

Cash, End of period	$-	$-

MARWICH II, LTD.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Unaudited Financial Statements

The balance sheets as of July 31, 2007, the statements of operations and the statements of cash flows for the three and six month periods ended July 31, 2007 and 2006, have been prepared by Marwich II, Ltd. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to the 2006 figures to conform to the 2007 presentation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at July 31, 2007 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the January 31, 2007 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 10, 2007.

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

Marwich has an authorized capitalization of 100,000,000 shares of common stock, no par value per share and 1,000,000 shares of preferred stock, $.01 par value per share. On June 2, 2006, the Company effected a three-for-one common stock dividend on the Company's common stock. All references to share numbers reflect this stock dividend.

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

The Company is a "shell" company, whose sole purpose at this time, is to consummate the Merger with American Ethanol, Inc. (“American Ethanol”) described below.

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

Effective as of June 23, 2006, Marwich-Colorado and American Ethanol entered into an Agreement and Plan of Merger, pursuant to which American Ethanol agreed to merge with and into Marwich-Colorado, with Marwich-Colorado being the surviving company. On July 19, 2007, Marwich-Colorado, Marwich II, Ltd., a Nevada corporation (“Marwich-Nevada”), AE Biofuels, Inc., a Nevada corporation and wholly owned subsidiary of Marwich-Nevada (“Merger Sub”), and American Ethanol entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”). The Amended Merger Agreement superseded the Agreement and Plan of Merger entered into with American Ethanol on June 23, 2006 as disclosed in our current report on Form 8-K filed on that date, adds Marwich Nevada and Merger Sub as parties to the agreement and further amends the former agreement to (i) amend Article II to provide that Merger Sub will merge with and into American Ethanol with American Ethanol being the surviving corporation; (ii) provide that the name of Marwich-Nevada be changed to AE Biofuels, Inc. effective upon the consummation of the merger; (iii) add a covenant that Marwich-Nevada will authorize a new series of Series B Convertible Preferred with rights, preferences and privileges substantially similar to the rights, preferences and privileges of the American Ethanol Series B Preferred (the “Marwich-Nevada Series B Preferred”); (iv) amend Article III to provide that (a) each issued and outstanding share of American Ethanol common stock (including shares of American Ethanol Series A Preferred Stock, which will automatically convert into common on the Effective Date of the merger) will be automatically canceled and converted into the right to receive one share of Marwich-Nevada common stock; (b) each issued and outstanding share of American Ethanol’s Series B Preferred will be automatically canceled and converted into the right to receive one share of Marwich-Nevada Series B Preferred; and (c) each issued and outstanding American Ethanol option and warrant will be assumed by Marwich-Nevada and become an option or warrant to purchase Marwich-Nevada’s common stock or Marwich-Nevada Series B Preferred as applicable on the same terms and conditions; and (v) add as a condition to American Ethanol’s obligation to complete the Merger that the Reincorporation be completed. The Amended and Restated Agreement and Plan of Merger, is herein referred to as the “Merger Agreement”.

Based on the foregoing, assuming that American Ethanol does not issue any additional shares prior to the Merger, Marwich-Nevada would issue 83,914,998 shares of common stock in exchange for all the outstanding American Ethanol common stock and Series A Preferred Stock, 8,447,440 shares of Series B Preferred Stock in exchange for the same number of shares of American Ethanol Series B Preferred Stock, and would assume option and warrants exercisable for an additional 1,747,000 shares of common stock and 902,310 shares of Series B Preferred Stock. The exercise prices and other terms of the outstanding options and warrants will remain unchanged. In addition, the shares of Marwich-Colorado common stock held by American Ethanol would be cancelled. If the Merger is completed, the directors and the officers of American Ethanol would become the directors and officers of Marwich-Nevada and Marwich-Nevada will change its name to AE Biofuels, Inc. Upon the closing of the Merger, shareholders of American Ethanol would own approximately 99.5% of the common stock of Marwich-Nevada and current shareholders of Marwich-Colorado will hold approximately 0.5% of Marwich-Nevada common stock.

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

Conditions to the Merger

The Company and American Ethanol have each agreed to continue to operate their respective businesses in the ordinary course prior to the Merger. Under the Merger Agreement, each of the parties agreed to do certain things, some of which are conditions to the Merger transaction. Each party is obligated to (a) obtain all necessary approvals for various aspects of the transaction, (b) give the other access to the records and personnel to complete due diligence review, and (c) proceed expeditiously to undertake all actions so as to be able to consummate the Merger. Consummation of the Merger is also contingent upon (i) preparation, filing and distribution to the Company’s shareholders of a proxy or information statement related to the approval of the Merger by the Company’s shareholders, and (ii) continued quotation of the Company’s common stock on the OTC Bulletin Board. The representations and warranties of the parties to the Merger Agreement generally do not survive the closing of the Merger.

Regulatory Approval

No specific federal or state regulatory approvals must be obtained by the parties to the Merger Agreement in order to consummate the Merger, other than general compliance with applicable corporation laws and state and federal securities laws and obtaining the SEC’s approval of the proxy or information statement if the SEC elects to review the proxy or information statement.

Termination

At any time prior to the Merger closing, notwithstanding the approval of the Merger Agreement by the shareholders of both the Company and American Ethanol, the Merger Agreement may be terminated and the Merger abandoned by (i) the mutual consent of the boards of directors of the Company and American Ethanol, (ii) by either the Company or American Ethanol if the Merger is prohibited by issuance of an order, decree or ruling, or (iii) by either party if the other is in material breach of any representation, warranty, covenant or agreement. Neither the Company nor American Ethanol presently knows of any reason why the Merger might be abandoned.

Change of Domicile/Corporate Name

Immediately prior to the Merger, the Company currently intends to reincorporate from the State of Colorado to the State of Nevada and upon consummation of the Merger to change its name to AE Biofuels, Inc.

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

The Company generated no revenues during the three and six months ended July 31, 2007, and management does not anticipate that the Company will generate any revenues until the Merger is consummated.

Expenses reported in the Company’s financial statements included herewith are costs related to being a public entity. Since American Ethanol acquired an 88.3% interest in the Company it has been advancing funds for such expenses to the Company. Such advances are reflected in “Accounts Payable to Related Parties” on the Company’s Balance Sheet at the reporting date. It is anticipated that American Ethanol will continue to advance funds until such time as the Merger is completed.

The Company has no capital. The Company anticipates operational costs will be limited until such time as the Merger is consummated.

At July 31, 2007, the Company had no material commitments for capital expenditures.

Merger with American Ethanol, Inc.

On June 23, 2006 American Ethanol acquired approximately 88.3% of the outstanding common stock of the Company from three principal shareholders and directors of the Company for $675,000. In connection with this transaction, the three directors of the Company resigned from the board and American Ethanol’s Chief Executive Officer, and Chief Financial Officer, were named to the Company’s Board of Directors.

Effective as of June 23, 2006, Marwich-Colorado and American Ethanol entered into an Agreement and Plan of Merger, pursuant to which American Ethanol agreed to merge with and into Marwich-Colorado, with Marwich-Colorado being the surviving company. On July 19, 2007, Marwich-Colorado, Marwich II, Ltd., a Nevada corporation (“Marwich-Nevada”), AE Biofuels, Inc., a Nevada corporation and wholly owned subsidiary of Marwich-Nevada (“Merger Sub”), and American Ethanol entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”). The Amended Merger Agreement superseded the Agreement and Plan of Merger entered into with American Ethanol on June 23, 2006 as disclosed in our current report on Form 8-K filed on that date, adds Marwich Nevada and Merger Sub as parties to the agreement and further amends the former agreement to (i) amend Article II to provide that Merger Sub will merge with and into American Ethanol with American Ethanol being the surviving corporation; (ii) provide that the name of Marwich-Nevada be changed to AE Biofuels, Inc. effective upon the consummation of the merger; (iii) add a covenant that Marwich-Nevada will authorize a new series of Series B Convertible Preferred with rights, preferences and privileges substantially similar to the rights, preferences and privileges of the American Ethanol Series B Preferred (the “Marwich-Nevada Series B Preferred”); (iv) amend Article III to provide that (a) each issued and outstanding share of American Ethanol common stock (including shares of American Ethanol Series A Preferred Stock, which will automatically convert into common on the Effective Date of the merger) will be automatically canceled and converted into the right to receive one share of Marwich-Nevada common stock; (b) each issued and outstanding share of American Ethanol’s Series B Preferred will be automatically canceled and converted into the right to receive one share of Marwich-Nevada Series B Preferred; and (c) each issued and outstanding American Ethanol option and warrant will be assumed by Marwich-Nevada and become an option or warrant to purchase Marwich-Nevada’s common stock or Marwich-Nevada Series B Preferred as applicable on the same terms and conditions; and (v) add as a condition to American Ethanol’s obligation to complete the Merger that the Reincorporation be completed. The Amended and Restated Agreement and Plan of Merger, is herein referred to as the “Merger Agreement”.

The Company currently has 3,785,664 shares of common stock issued and outstanding, of which American Ethanol owns 3,343,200 shares (or 88.3%). Assuming no shareholder of either American Ethanol or the Company elects dissenters' rights and that the capitalization of either company does not change prior to the closing of the Merger, in the Merger based on the foregoing, assuming that American Ethanol does not issue any additional shares prior to the Merger, Marwich-Nevada would issue 83,914,998 shares of common stock in exchange for all the outstanding American Ethanol common stock and Series A Preferred stock, 8,447,440 shares of Series B Preferred Stock in exchange for the same number of shares of American Ethanol Series B Preferred Stock, and would assume option and warrants exercisable for an additional 1,747,000 shares of common stock and 902,310 shares of Series B Preferred Stock. The exercise prices and other terms of the outstanding options and warrants will remain unchanged. In addition, the shares of Marwich-Colorado common stock held by American Ethanol would be cancelled. If the Merger is completed, the directors and the officers of American Ethanol would become the directors and officers of Marwich-Nevada and Marwich-Nevada will change its name to AE Biofuels, Inc. Upon the closing of the Merger, shareholders of American Ethanol would own approximately 99.5% of the common stock of Marwich-Nevada and current shareholders of Marwich-Colorado will hold approximately 0.5% of Marwich-Nevada common stock.

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

MARWICH II, LTD. (Registrant)

Date: August 15, 2007	By:	/s/ William J. Maender
Chief Financial Officer
(Principal Financial and Accounting Officer)