Form 10QSB
period 2007-10-31
AE Biofuels, Inc.
filed 2007-12-13
CIK 738214

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______to _________.

Commission file number: 00-51354

AE BIOFUELS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	84-0925128
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

20400 Stevens Creek Blvd., Suite 700
Cupertino, CA 95014
(Address of principal executive offices)

(408) 213-0940
(Issuer's telephone number)

Marwich II, Ltd.
203 N. La Salle Street, Suite 2100
Chicago, IL 60601

(former name or former address, if changed since last report)

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

Number of shares of common stock outstanding as of October 31, 2007: 3,785,664

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AE BIOFUELS, INC.

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

Unless the context requires otherwise, references to “we,” “us,” “our, ” the “Company” and “the Company” refer specifically to AE Biofuels, Inc., formerly Marwich II, Ltd.

PART I - FINANCIAL INFORMATION

(1) Item 1 - Financial Statements

AE BIOFUELS, INC.
formerly
Marwich II, Ltd.
BALANCE SHEETS
as of October 31, 2007 and January 31, 2007
(unaudited)

ASSETS

	October 31, 2007	January 31, 2007
	(unaudited)

Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, related parties	$181,855	$91,189

Total Current Liabilities	181,855	91,189

Stockholders' Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 3,785,664 shares issued and outstanding	333,567	333,567
Additional paid in capital	3,000	3,000
Accumulated deficit	(518,422)	(427,756)
	(181,855)	(91,189)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

AE BIOFUELS, INC.
formerly
Marwich II, Ltd.
STATEMENTS OF OPERATIONS
For the three and nine months ended October 31, 2007 and 2006
(unaudited)

	For the three months ended		For the nine months ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006

Revenues	$-	$-	$-	$-

Operating expenses:
Professional fees	15,875	9,760	45,320	-
Administrative and other	44,076	7,450	45,346	4,616
	59,951	17,210	90,666	4,616

Net loss	$(59,951)	$(17,210)	$(90,666)	$(4,616)

Per share	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding	3,785,664	3,785,664	3,785,664	3,785,664

The accompanying notes are an integral part of the financial statements.

AE BIOFUELS, INC.
formerly
Marwich II, Ltd.
STATEMENTS OF CASH FLOWS
For the nine months ended October 31, 2007 and 2006

(unaudited)

	For the nine months ended
	October 31, 2007	October 31, 2006

Cash flows from operating activities:
Net loss	$(90,666)	$(17,210)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable	90,666	3,416

Net cash used by operating activities	-	(13,794)

Cash flows from investing activities	-	-

Cash flows from financing activities
Contributions of capital	-	3,000

Net cash provided by financing activities	-	3,000

Increase (decrease) in cash	-	(10,794)

Cash, Beginning of period	-	10,794

Cash, End of period	$-	$-

AE BIOFUELS, INC.
formerly
MARWICH II, LTD.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)	Unaudited Financial Statements

The balance sheets as of October 31, 2007, the statements of operations and the statements of cash flows for the nine and three month periods ended October 31, 2007 and 2006, have been prepared by Marwich II, Ltd. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to the 2006 figures to conform to the 2007 presentation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at October 31, 2007 and for all periods presented, have been made.

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

Effective as of June 23, 2006, Marwich-Colorado and American Ethanol entered into an Agreement and Plan of Merger, pursuant to which American Ethanol agreed to merge with and into Marwich-Colorado, with Marwich-Colorado being the surviving company. On July 19, 2007, the Agreement and Plan of Merger was amended and restated to (i) amend Article II to provide that Merger Sub will merge with and into American Ethanol with American Ethanol being the surviving corporation; (ii) provide that the name of Marwich-Nevada be changed to AE Biofuels, Inc. effective upon the consummation of the merger; (iii) add a covenant that Marwich-Nevada will authorize a new series of Series B Convertible Preferred with rights, preferences and privileges substantially similar to the rights, preferences and privileges of the American Ethanol Series B Preferred (the “Marwich-Nevada Series B Preferred”); (iv) amend Article III to provide that (a) each issued and outstanding share of American Ethanol common stock (including shares of American Ethanol Series A Preferred Stock, which will automatically convert into common on the Effective Date of the merger) will be automatically canceled and converted into the right to receive one share of Marwich-Nevada common stock; (b) each issued and outstanding share of American Ethanol’s Series B Preferred will be automatically canceled and converted into the right to receive one share of Marwich-Nevada Series B Preferred; (c) and each issued and outstanding American Ethanol option and warrant will be assumed by Marwich-Nevada and become an option or warrant to purchase Marwich-Nevada’s common stock or Marwich-Nevada Series B Preferred as applicable on the same terms and conditions; (v) add as a condition to American Ethanol’s obligation to complete the Merger that the Reincorporation be completed. The Amended and Restated Agreement and Plan of Merger, is herein referred to as the “Merger Agreement”.

Based on the foregoing, assuming that American Ethanol does not issue any additional shares prior to the Merger, Marwich-Nevada would issue 84,114,998 shares of common stock in exchange for all the outstanding American Ethanol common stock and Series A Preferred stock, 6,487,491 shares of Series B Preferred Stock in exchange for the same number of shares of American Ethanol Series B Preferred Stock, and would assume option and warrants. The exercise prices and other terms of the outstanding options and warrants will remain unchanged. In addition, the shares of Marwich-Colorado common stock held by American Ethanol would be cancelled. If the Merger is completed, the directors and the officers of American Ethanol would become the directors and officers of Marwich-Nevada and Marwich-Nevada will change its name to AE Biofuels, Inc. Upon the closing of the Merger, shareholders of American Ethanol would own approximately 99.5% of the common stock of Marwich-Nevada and current shareholders of Marwich-Colorado will hold approximately 0.5% of Marwich-Nevada common stock.

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

Effective Date

The Merger will become effective upon the satisfaction of various conditions, including the approval of the Merger by the shareholders of both the Company and American. It is currently anticipated that the merger will occur during the fourth quarter of 2007.

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

Change of Domicile/Corporate Name

Immediately prior to the Merger, the Company currently intends to reincorporate from the State of Colorado to the State of Nevada and upon consummation of the Merger change its name to AE Biofuels, Inc.

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

The Company generated no revenues during the nine and three months ended October 31, 2007, and management does not anticipate that the Company will generate any revenues until the Merger is consummated.

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

At October 31, 2007, the Company had no material commitments for capital expenditures.

Merger with American Ethanol, Inc.

On June 23, 2006 American Ethanol, Inc. (“American”) acquired approximately 88.3% of the outstanding common stock of the Company from three principal shareholders and directors of the Company for $675,000. In connection with this transaction, the three directors of the Company resigned from the board and American’s Chief Executive Officer, and Chief Financial Officer, were named to the Company’s Board of Directors.

Effective as of June 23, 2006, Marwich-Colorado and American Ethanol entered into an Agreement and Plan of Merger, pursuant to which American Ethanol agreed to merge with and into Marwich-Colorado, with Marwich-Colorado being the surviving company. On July 19, 2007, the Agreement and Plan of Merger was amended and restated to (i) amend Article II to provide that Merger Sub will merge with and into American Ethanol with American Ethanol being the surviving corporation; (ii) provide that the name of Marwich-Nevada be changed to AE Biofuels, Inc. effective upon the consummation of the merger; (iii) add a covenant that Marwich-Nevada will authorize a new series of Series B Convertible Preferred with rights, preferences and privileges substantially similar to the rights, preferences and privileges of the American Ethanol Series B Preferred (the “Marwich-Nevada Series B Preferred”); (iv) amend Article III to provide that (a) each issued and outstanding share of American Ethanol common stock (including shares of American Ethanol Series A Preferred Stock, which will automatically convert into common on the Effective Date of the merger) will be automatically canceled and converted into the right to receive one share of Marwich-Nevada common stock; (b) each issued and outstanding share of American Ethanol’s Series B Preferred will be automatically canceled and converted into the right to receive one share of Marwich-Nevada Series B Preferred; (c) and each issued and outstanding American Ethanol option and warrant will be assumed by Marwich-Nevada and become an option or warrant to purchase Marwich-Nevada’s common stock or Marwich-Nevada Series B Preferred as applicable on the same terms and conditions; (v) add as a condition to American Ethanol’s obligation to complete the Merger that the Reincorporation be completed. The Amended and Restated Agreement and Plan of Merger, is herein referred to as the “Merger Agreement”.

The Company currently has 3,785,664 shares of common stock issued and outstanding, of which American owns 3,343,200 shares (or 88.3%). Assuming no shareholder of either American or the Company elects dissenters' rights and that the capitalization of either company does not change prior to the closing of the Merger, in the Merger based on the foregoing, assuming that American Ethanol does not issue any additional shares prior to the Merger, Marwich-Nevada would issue 84,114,998 shares of common stock in exchange for all the outstanding American Ethanol common stock and Series A Preferred stock, 6,487,491 shares of Series B Preferred Stock in exchange for the same number of shares of American Ethanol Series B Preferred Stock, and would assume option and warrants exercisable for an additional 2,957,000 shares of common stock and 747,911 shares of Series B Preferred Stock. The exercise prices and other terms of the outstanding options and warrants will remain unchanged. In addition, the shares of Marwich-Colorado common stock held by American Ethanol would be cancelled. If the Merger is completed, the directors and the officers of American Ethanol would become the directors and officers of Marwich-Nevada and Marwich-Nevada will change its name to American Ethanol, Inc. Upon the closing of the Merger, shareholders of American Ethanol would own approximately 99.5% of the common stock of Marwich-Nevada and current shareholders of Marwich-Colorado will hold approximately 0.5% of Marwich-Nevada common stock.

The Reincorporation and the Merger were consummated on December 7, 2007.

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

Our auditor's opinion expresses substantial doubt about our ability to continue as a "going concern.”

Our independent auditor’s report on our January 31, 2007 financial statements states that the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. If we are unable to develop our business and to generate sufficient revenues, we may have to discontinue operations or cease to exist, which would be detrimental to the value of your investment. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

AE BIOFUELS, INC. (Registrant)

Date:	December 13, 2007

By:	/s/ William J. Maender
Chief Financial Officer (Principal Financial and Accounting Officer)