Form 10-K
period 2007-12-31
AE Biofuels, Inc.
filed 2008-04-01
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-51354

AE BIOFUELS, INC.
(Name of Small Business Issuer in its charter)

Nevada	84-0925128

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20400 Stevens Creek Blvd., Suite 700
Cupertino, California 95014

Issuer's telephone number: (408) 213-0940

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $49,402,915 as of June 29, 2007 based on the average bid and asked price on the Over-The-Counter Bulletin Board reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The registrant’s revenues for fiscal year end December 31, 2007 were $0.

The number of shares outstanding of the registrant’s Common Stock on March 15, 2008 was 84,557,462 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2008 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to AE Biofuels, Inc.

Item 1. Business

History

AE Biofuels, Inc. (the “Company”) was incorporated as Marwich II, Ltd. under the laws of the State of Colorado on August 16, 1983 to engage in the acquisition of assets and properties which management believed had good business potential. In the course of its business the Company acquired a number of real estate and promissory note properties.

The Company subsequently sold its properties, ceased active business operations and was administratively dissolved by the Colorado Secretary of State effective January 1, 1991. On October 13, 2004, articles of reinstatement were filed with the Colorado Secretary of State and the Company became current in its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On June 23, 2006, the Company and American Ethanol entered into an Agreement and Plan of Merger, which agreement was amended and restated on July 19, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company agreed to reincorporate into the State of Nevada (the “Reincorporation”) by means of a merger with and into Marwich II, Ltd., a Nevada corporation and wholly-owned subsidiary (“Marwich-Nevada”) and subject to the Reincorporation, American Ethanol agreed to merge with a wholly-owned subsidiary of Marwich-Nevada with American Ethanol as the surviving corporation (the “Reverse Merger”).

On December 7, 2007, we completed the Reincorporation and the Reverse Merger and issued to the former shareholders of American Ethanol 84,114,998 shares of our common stock in exchange for all of the outstanding shares of American Ethanol common stock, 6,487,491 shares of our Series B Preferred Stock in exchange for all of the issued and outstanding shares of American Ethanol’s Series B Preferred Stock, and assumed options and warrants exercisable for 4,229,000 shares of common stock and 748,074 shares of Series B Preferred Stock, respectively. The Company then changed its name to AE Biofuels, Inc.

For accounting purposes, the Reverse Merger was treated as a reverse acquisition with American Ethanol as the acquirer and the Company as the acquired party. As a result, the business and financial information included in this report is the business and financial information of AE Biofuels, Inc. and its subsidiaries on a consolidated basis.

General

We are a developer of next-generation ethanol and biodiesel plants. Currently, we, through our subsidiary Sutton Ethanol, LLC, own one site in Nebraska, planned for approximately 110 million gallons of annual ethanol production and, through our subsidiary Danville Ethanol Inc., own one site in Illinois permitted for approximately 110 million gallons of annual ethanol production. We also have rights to acquire four additional ethanol plant sites in Illinois, three of which are fully permitted for approximately 110 million gallons of annual ethanol production.

In addition, we are constructing an integrated cellulose/starch ethanol demonstration plant in Butte, Montana. The Butte facility is expected to be fully operational in the second calendar quarter of 2008, and its primary purpose is to optimize our patent-pending enzyme ethanol process for commercial implementation. Finally, we have constructed a 50 million gallon per annum biodiesel facility in the port city of Kakinada, State of Andhra Pradesh, on the east coast of India.

Biofuels Market

U.S. ethanol production has grown from 1.1 billion gallons per year in 1996 to nearly 6.5 billion gallons per year in 2007, according the Renewable Fuels Association.

The Energy Independence and Security Act of 2007, signed into law by President Bush on December 19, 2007, significantly raised the renewable fuel standard (RFS) for the U.S. domestic market. The new RFS requires the annual production of 36 billion gallons of alternative fuels by the year 2022. Of that amount, 21 billion gallons must be from “advanced” biofuels such as cellulosic ethanol. Biodiesel consumption in the U.S. grew from 25 mm gallons per year in 2004 to over 250 mm gallons per year in 2006, a ten-fold increase, according to Emerging Markets Online. The new RFS mandates the production of 1 billon gallons per year of biomass based biodiesel by 2012. Similar biofuel mandates have emerged in a number of countries across the globe, resulting in a predictable, long-term market for these products.

Current world commodity pricing has created some disruption in the ability to acquire, on a cost-effective basis, various feedstocks for the production of both corn-based ethanol and biodiesel. Due to a variety of economic factors, we anticipate that commodity markets will continue to be unpredictable for the foreseeable future.

Emerging ethanol technologies should significantly reduce feedstock pricing risk as they are commercially implemented in the coming months and years. On the biodiesel front, vertical integration (owning feedstock assets, for instance) should also help mitigate risk in the long term.

AE Biofuels is responding to ever-changing market conditions by implementing strategies that take advantage of these trends.

Strategy
Our goal is to be a leader in the production of renewable fuels to address growing renewable and high-octane fuel requirements, and reduce U.S. and worldwide dependence on petroleum-based energy sources in an environmentally responsible manner.

We have acquired two ethanol plant sites in the U.S. (Sutton, Nebraska and Danville, Illinois) and have options for four other ethanol plant sites in Illinois. All ethanol plant sites are permitted for an annual capacity of 110 million gallons per year. We also own 74% of a biodiesel plant in Kakinada, India with a nameplate capacity of 50 million gallons annually, and have identified additional potential biodiesel plant sites in India. In addition to the biodiesel plant in India, we are currently expanding our facility in Kakinada to include a refinery that will refine the glycerin byproducts into pharmaceutical grade glycerin, which is in strong demand in both India and abroad.

In 2007, we acquired patent-pending enzyme technology that, when commercialized, is expected to allow us to differentiate our position in the marketplace by utilizing both traditional (corn) and non-food source feedstocks (grasses, corn stover etc.) By using a variety of feedstocks, we mitigate our exposure to fluctuations in the commodity markets. In addition, this new cellulose technology is expected to significantly reduce our energy and water requirements in the production of ethanol, resulting in improved operating margins. Our Butte, Montana cellulosic ethanol demonstration plant is expected to be fully operational in the second calendar quarter of 2008.

In addition to the production of biodiesel and refinement of glycerin, AE Biofuels is currently exploring opportunities to acquire feedstock producing assets, as well as crushing and oil refining facilities. The Company believes that long-term access to a reliable supply of feedstock will reduce its exposure to unpredictable commodities markets.

We also expect to implement disciplined risk management practices with respect to commodity acquisition and logistics.

We believe that by implementing these strategies we can reduce costs and create a more predictable business, while capturing the benefits of scale to ensure long-term competitiveness.

Current Biodiesel Projects

Universal Biofuels Private, Ltd.

We, through our subsidiary, Universal Biofuels Private, Ltd., have constructed a biodiesel manufacturing facility with a nameplate capacity of 50 million gallons per annum in Kakinada, State of Andhra Pradesh, Republic of India for the production of biodiesel and glycerin byproducts. We are evaluating various feedstock agreements in order to fully utilize the facility. We are also expanding our facility to add a glycerin refinery that will produce pharmaceutical-grade glycerin. The glycerin refinery is expected to be fully operational by the third quarter of 2008.

We intend to market and export biodiesel to U.S. and European customers through marketing agreements with various sources in these countries. The pharmaceutical-grade glycerin and other glycerin byproducts will be marketed primarily to pharmaceutical and cosmetics manufacturers in India and abroad.

Additional Biodiesel Sites

Our goal is to develop multiple biodiesel sites with a total capacity of 300 million gallons per year. We are currently evaluating additional greenfield sites in India with the goal of constructing biodiesel production facilities each capable of producing 50 million gallons of biodiesel per year.

Current Ethanol Projects

Cellulosic Ethanol Technology

In February 2007, we acquired 51% of Energy Enzymes, Inc., a cellulosic ethanol technology company. We will acquire the remaining 49% of Energy Enzymes for no additional cash consideration upon meeting certain development milestones. Energy Enzymes has developed patent-pending ambient temperature enzymes which eliminates the up-front “cooking” process that is necessary in traditional starch ethanol production. This enzyme technology is designed to reduce operating and capital costs for both cellulosic ethanol and starch ethanol plants and provides a platform to integrate the two processes.

We have begun construction of an integrated cellulose and starch ethanol demonstration facility in Butte, Montana. The plant will use the Energy Enzyme technology to optimize process conditions for multiple feedstocks for commercial implementation. Non-food ethanol feedstocks used by the facility are expected to include switch grass, grass seed straw, small grain straw, and corn stalks alone and in combination with a variety of traditional starch and sugar sources. The 9,000 square foot facility is expected to be fully operational in the second calendar quarter of 2008. In addition, we are currently evaluating sites for large-scale commercial facility construction.

Proposed Ethanol Plant Sites

Outlined below is a brief profile of each of our proposed ethanol plant sites:

We have acquired options to purchase land in various locations in Illinois. The terms of these options are typically from one to three years and provide that we have the right to acquire the land for a set price per acre subject to the satisfaction, in our sole discretion, of our due diligence. The table below lists the locations in which we have acquired options as of the date of this Report.

Location	Approximate Acreage	Annual ethanol capacity (in millions of gallons per year)	Ethanol Plant Permitting

Nebraska

Sutton, Clay County*	200	110	Permit in Revision

Illinois

Danville, Vermilion County**	175	110	Permit Granted

Gilman, Iroquois County	204	110	Permit Granted

Allen Station, Mason County	107	110	Permit Granted

Stillman Valley, Ogle County	200	110	Permit Granted

Gridley, McLean County	107	110	Permit in Process

*We acquired this property in 2006.
**We acquired this property in March 2007.

The aggregate purchase price of all land currently under option, if all options are exercised, is approximately $10.1 million. Currently, we are evaluating each site as to the adequacy of utilities, zoning, subsurface structures and the like and the exercise of any option will be dependent upon the result of our analysis of these and other factors. We recently filed for air permit extensions for all of our Illinois sites.

Benefit of Alternative Fuels
The increased use of ethanol and biodiesel will expand U.S. fuel supplies while easing an overburdened refining industry. While no new oil refineries have been built in the U.S. since the 1970s, nearly 100 ethanol production facilities and 95 biodiesel facilities have been built during this time, adding critical volume to the fuel market.

Other factors influencing the outlook for ethanol and biodiesel production are: Policy and legislative support, strong petroleum prices and outlook, MTBE transition, production capacity and import expansion, increasing feedstock yields, and technological innovation.

Biodiesel currently receives tax credits equal to one penny per percent of biodiesel in fuel blends made from agricultural products like vegetable oils, and one-half penny per percent for recycled oils. Ethanol currently receives a Federal excise tax exemption of 51 cents per gallon, which has recently been extended to year 2010. In addition, as of the date of this report, 17 states also offer tax and other financial incentives to encourage ethanol and biodiesel production and support agricultural markets.

Another key factor fueling the growth in ethanol production has been the phase-out of MTBE use in reformulated gasoline. Historically, MTBE was the primary oxygenate used in reformulated gasoline. However, reflecting recent evidence that MTBE poses an unacceptable contamination risk to groundwater supplies, many states are seeking ways to reduce or eliminate the use of MTBE from the gasoline supply. MTBE production volume has begun to shift to fuel ethanol as the next most competitive high octane oxygenate substitute, primarily as a result of MTBE’s adverse environmental impacts.

Rising petroleum prices have made ethanol and biodiesel relatively more attractive economically to refiners and blenders resulting in the substitution of ethanol and biodiesel for petroleum based products. Additionally, there are a number of legislative initiatives that are playing pivotal roles in defining the future of ethanol and biodiesel.

Manufacturing Process
Biodiesel

Biodiesel is an ethyl or methyl ester of fatty acids made from edible or non-edible oils and animal fatty acids used as a fuel additive to reduce harmful emissions and particulates and reduce the production of greenhouse gasses. It can be produced by refining oil-based feedstock such as palm oil, jatropha (ratanjyot), pongamia (karanja), grains, groundnut oil, soybean oil, sunflower oil, crude palm oil, rapeseed oil, used vegetable oils, sugarcane juice, molasses, cereals, cellulose biomass and from sources such as herbaceous and woody plants, agricultural and forestry residues and a large portion of municipal solid and industrial waste.

Corn Based Ethanol

Ethanol, or ethyl alcohol, is a fuel additive used to reduce harmful emissions and to enhance octane. It is produced by the fermentation of carbohydrates found in grains and by the extraction and processing of cellulose found in biomass. Although ethanol can be produced from a number of different sources, including grains such as corn, sorghum and wheat, sugar by-products, rice hulls, cheese whey, potato waste, brewery waste, beverage waste, forestry by-products and paper wastes, approximately 90% of ethanol in the U.S. today is produced from corn. Corn is the primary source for ethanol because corn produces large quantities of relatively cheap carbohydrates, which convert into glucose more efficiently than other kinds of biomass. However, biomass inputs such as wheat grass, switch grass, corn stover, woody biomass, and other non-food inputs are increasingly being adopted, through various technologies, as alternatives to corn.

Byproducts: Biodiesel

Glycerin. The crude glycerin that is recovered from the separation phase of the biodiesel refining process is further purified. Included in our investment in our Kakinada biodiesel plant is $2.5 million to upgrade the biodiesel production facility to enable us to produce, market and sell pharmaceutical grade glycerin in India, where there is currently strong demand. Glycerin is a bonding agent used by both pharmaceutical and cosmetic companies.

Byproducts: Ethanol

Distillers Grains. Distiller Grains with Solubles (DGS) are a high protein, high-energy livestock and animal feed supplement produced as a by-product of ethanol production. DGS are considered a “middle protein” with a protein content of around 28 percent. Due to differing ages and methods of ethanol plants and production, the nutrient content of DGS varies from plant to plant. DGS are marketed in two primary forms: Wet (WDGS) and Dry (DDGS). WDGS come directly off the manufacturing operations and contain roughly two-thirds moisture (water) by weight. While attractive in this form to local livestock feeding operations, it is expensive and cumbersome to transport long distances. Most DGS production is dried for improved handling and transportability. North American DGS production has increased from 300,000 tons in the 1970s to approximately 2.6 million tons in 2000 with an expected increase to 25.0 million tons by 2016 according to the Renewable Fuels Association. DDGS growth will continue with the anticipated build-out capacity of ethanol.

In a dry grind ethanol process, a bushel of corn produces between 15 and 17 pounds of DDGS, thus a 100 million gallon plant will annually produce approximately 320,000 tons of DDGS. Successful marketing and disposal of DDGS is important to a plant’s success. In order to capture a higher netback price for DDGS, the cost of transportation of the DDGS product is also important. A plant’s ability to sell DDGS to local markets reduces transportation costs, thus increasing the netback revenue of the product.

Federal, State and Local Incentives

There are currently a number of legislative initiatives that are playing pivotal roles in the future of ethanol and biodiesel. These current or pending legislative initiatives are not the only critical policy issues in ethanol, but they are the legislation most likely to define the future expansion in ethanol.

Volumetric Ethanol Excise Tax Credit (VEETC)

Simplifying the tax collection system, a user excise tax levied on both gasoline and ethanol blended fuels is collected at 18.4 cents per gallon; and all excise taxes levied on diesel and biodiesel blended fuels are collected at 24.4 cents per gallon. The most important portion of the VEETC for ethanol was the extension of the Ethanol Tax Incentive related to federal taxes that are not collected on sales of ethanol, which expires after December 31, 2010. The current effective level of the incentive is 51 cents per gallon of waived federal taxes for ethanol greater than 90 proof.

Heartland, Habitat, Harvest and Horticulture (4-H) Act of 2007

On October 4, 2007, the Senate Finance Committee approved the Heartland, Habitat, Harvest and Horticulture (4-H) Act of 2007. This Act extends the federal biodiesel tax incentive, which currently expires on December 31, 2008, through December 31, 2010 and extends the Biodiesel Small Producer Tax Credit through December 31, 2012.

MTBE Ban

As mentioned earlier, MTBE was the primary oxygenate used in reformulated gasoline blends and marketed in much of the U.S. because it burns cleanly, is a good source of octane, is relatively inexpensive and can be blended with gasoline at the refinery and transported through existing pipelines. However, with the emergence of concerns with groundwater contamination, the use of MTBE in gasoline is being re-examined and several states have banned the use of MTBE in gasoline. Due to its high mobility in ground water and its resistance to biodegradation, MTBE has been detected in an increasing number of public and private water supplies at levels giving rise to concern about possible acute and chronic health effects. As a result, MTBE production volume has begun to shift to fuel ethanol as the next most competitive high octane oxygenate substitute.

Energy Policy Act of 2005

On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (the “2005 Act”), which contains a comprehensive energy policy, mandating that renewable, domestically produced fuels serve a larger role in meeting our nation's energy needs. Pursuant to the 2005 Act, it was mandated that the consumption of fuel-based ethanol be increased to 7.5 billion gallons by 2012.

Energy Independence and Security Act of 2007

On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007 (the “2007 Energy Bill”), which improves vehicle fuel economy and reduces U.S. dependence on oil. Key provisions of this energy policy are:

•
The 2007 Energy Bill puts in place a landmark renewable fuel standard (RFS). The new RFS requires that 36 billion gallons of alternative fuels must be sold each year in the U.S. by 2022. Of that amount, 21 billion gallons must be from advanced biofuels, such as cellulose ethanol, meeting minimum greenhouse gas (GHG) reduction targets.

•
The RFS is critical to encouraging the research and development, production and use of clean-burning, renewable fuels. This legislation will provide market security for hundreds of small and emerging companies that are working to diversify the United States fuel options.

•
The Energy Bill also targets market parity by exempting biofuels from fuel exclusivity contracts, which are agreements between fuel providers and fuel retailers which agree to sell only the product supplied by the particular fuel supplier. These types of contracts have been used to dissuade fuel retailers from offering renewable fuels such as ethanol and biodiesel. These contracts are anti-competitive, inhibit biofuel market growth and fuel diversification, and will be prohibited by the Act.

•	The 2007 Energy Bill also includes more than $700 million in grants for advanced biofuels production and infrastructure.

Many Midwestern states offer production incentives, grants and tax incentives for those companies who build ethanol facilities within their state. We have focused our initial efforts on two Midwestern states due to the economic merit of building ethanol plants in these regions. In addition to the raw value of these locations, these states have been, and continue to be, very supportive of ethanol production and the congruent economic development opportunities these plants provide to the states, cities and towns in which they are built. The Company plans to take advantage of the available state, county and local incentives at each specific site location.

SALES AND MARKETING

The overall goal of our ethanol and biodiesel marketing strategy will be to capture the highest netback price (net price received after transportation costs) while adequately managing price risk and volatility. We plan to coordinate our marketing and sales across multiple plants in a given region, which will allow us to aggregate product volume and better optimize transportation and logistics and thereby giving us greater market and pricing influence.

We plan to contract with established marketing service providers who bring the required depth, resources and relationships to support our marketing objectives. Typically, the scope of the marketing service relationship includes management of the outbound transportation and logistics, risk management and account receivables along with the marketing and sales responsibilities. We are currently in the process of reviewing and qualifying candidates.

COMPETITION

Competition from other ethanol and biodiesel plants

We will compete with numerous other ethanol and biodiesel plants that produce the same product. The majority of ethanol plants in the U.S. are independent plants producing 20-50 million gallons of ethanol per year. Most ethanol plants are located in areas of high feedstock and/or livestock concentration. The number of ethanol plants and the amount of ethanol production has increased significantly since the Energy Policy Act of 2005 mandate.

We will compete on the inbound side for the feedstock and on the outbound side for ethanol and DDG markets and biodiesel and glycerin markets. We will seek to become a large volume operator with multiple production facilities, which will enable us to leverage our scale and geographic diversity to operate at a lower unit cost level while still generating the liquidity required, attracting and retaining the right resources and funding continuing improvement as well as research and development activities.

Competition from import markets

The transition from MTBE, along with the building enthusiasm for ethanol-blended fuels, has resulted in what is viewed as a short-term supply challenge. There has been an increase in ethanol imports to meet this short-term supply gap.

While there is a $0.54 per gallon import tariff on ethanol today, some large ethanol producers in the U.S. have found ways to by-pass this tariff by importing ethanol from countries participating in free trade agreements that offer duty free options such as the Caribbean Basis Initiative (CBI).

There are pending legislative efforts proposing to close this loophole. In the meantime, the CBI allows several Central American countries to send ethanol to the U.S without incurring the $0.54 per gallon import tariff. Duty-free ethanol from CBI is currently capped at 7% of the total amount of U.S. ethanol produced from the previous year, or 60 million gallons, whichever is greater. The CBI countries have never come close to meeting this cap. In 1996, CBI countries reached 76.8% of the cap for U.S. ethanol imports. Since 1996, imports form CBI countries have fallen from this high point and have leveled out at lower levels of their allotted importation cap. The current production levels can be attributed to a lack of adequate feedstock supply, but the supplies are now becoming more readily available.

Environmental matters

Our plants will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. We do not expect to incur material capital expenditures for environmental controls in this or in the succeeding fiscal year.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. We do not currently believe that we have any material environmental liabilities relating to contamination at or from our facilities or at off-site locations where we have transported or arranged for the disposal of hazardous substances.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations. Present and future environmental laws and regulations (and related interpretations) applicable to operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility that we operate is authorized to emit hazardous air pollutants above the threshold level, then we will be required to comply with the NESHAP related to our manufacturing process and would be required to come into compliance with another NESHAP applicable to boilers and process heaters. New or expanded facilities would be required to comply with both standards upon start-up if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility. Because other domestic ethanol manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We do not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

See “Risk Factors— Risks Relating to Ethanol and Biodiesel Industry — Plant sites may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt plant construction and delay our ability to generate revenue.”

EMPLOYEES

We have 12 full time employees as of March 30, 2008 and additional contracted services for management, plant operation, engineering, construction and marketing. All of these employees are located in the U.S. None of our employees is covered by a collective bargaining agreement. We have had no labor-related work stoppages, and we believe we have positive relations with our employees.

We intend to operate the company so that it is scalable, such that increases in production capacity will require only an incremental addition of operating resources.

Item 1A. Risk Factors

We have not yet commenced production activities and have limited operating history, which makes it difficult to evaluate our financial position and our business plan.

We are a company in the development stage and have limited business operations. Accordingly, there is limited prior operating history by which to evaluate the likelihood of our success or our ability to exist as a going concern. We may never begin or complete construction of an ethanol production facility, our biodiesel plant in India, although completed, has not begun production or, if we do complete the construction of an ethanol facilities or start biodiesel production in our India facility, we may not be able to generate sufficient revenues to become profitable.

We will need to obtain a significant amount of additional debt and equity capital to complete the development and completion of our planned ethanol and biodiesel plants, which we may not be able to obtain on acceptable terms or at all.

As of December 31, 2007, we had approximately $510,000 in cash on hand in our domestic entities and $2,845,000 held in offshore subsidiaries including marketable securities. Additional funding will be needed to meet ongoing working capital needs as well as to meet ongoing obligations with respect to the construction of our planned ethanol and biodiesel plants. Based on our internal projections, we currently estimate that the cost to develop and construct our proposed U.S. ethanol plants is approximately $240 million per plant and the cost to develop and construct our proposed biodiesel plants in India is approximately $30 million per plant. In addition, once these plants have been constructed, we will have to fund the start-up operations of these plants until the plants generate sufficient cash flow from their operations, if ever. We have acquired four sites and have options to acquire four additional sites in the U.S. on which we propose to construct ethanol and/or biodiesel plants. If all of these sites are purchased and developed, the development and construction costs for these additional facilities are anticipated to exceed $1.5 billion. Additionally, we may encounter unforeseen costs that could also require us to seek additional capital. Further, we have been operating at a loss and expect to increase our operating expenses significantly as we expand our operations and begin anticipated plant construction.

Although we have raised approximately $31.8 million to date through the sales of our preferred stock, any future equity or other fundraising may not be successful. Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal years ended December 31, 2007 and 2006, which includes a material uncertainty related to our ability to continue as a going concern.

The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and we may not be able to obtain the funding necessary to implement our growth strategy on acceptable terms or at all. An inability to obtain such funding could slow down or prevent us from executing on our plan to construct ethanol and biodiesel plants. Furthermore, our construction strategy may not produce material revenues even if successfully funded. We intend to explore a number of options to secure alternative sources of capital, including the issuance of senior secured debt, subordinated debt, and additional equity, including preferred equity securities or other equity securities. We have not yet identified the sources for the additional financing we require and we do not have firm commitments from any third parties to provide this financing. We might not succeed, therefore, in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when we need it or at all. Our ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond our control. We cannot assure you that we will be able to implement or capitalize on various financing alternatives or otherwise obtain required working capital, the need for which is substantial given our operating loss history and our business and development plan. The terms of any future debt or equity funding that we may obtain in the future may be unfavorable to us and to our shareholders. Our failure to manage our growth effectively could prevent us from achieving our goals.

Our auditor's opinion expresses substantial doubt about our ability to continue as a "going concern.”

Our independent auditor’s reports on our December 31, 2007 and 2006 financial statements included herein states that recurring losses from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to develop our business and to generate sufficient revenues, we may have to discontinue operations or cease to exist, which would be detrimental to the value of your investment. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

Our auditors identified material weaknesses in our internal control over financial reporting as of December 31, 2007 and 2006. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.

In connection with our audit of our financial statements, our external auditors, BDO Seidman, LLP advised us that we had control deficiencies in our internal controls over financial reporting as of and for the year ended December 31, 2007 and 2006. The control deficiencies related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, accounting for revenue recognition, stockholders equity and share-based compensation and acquisitions as well as financial statement presentation and disclosures. A "material weakness" is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected. During fiscal 2008, Management began the remediation process by hiring consultants with the necessary accounting knowledge, experience and training to meet the needs of our organization.   In preparation for the Reverse Merger, we engaged a consultant experienced in accounting and financial reporting who assisted us in preparing our financial statements. We have hired a consultant who is acting as our corporate controller with specific responsibilities for external financial reporting, internal control, revenue recognition and purchase accounting. We expect to incur significant additional costs in the future. While we expect to complete the process of bringing our internal control documentation into compliance with SOX Section 404 as quickly as possible, we cannot at this time estimate how long it will take to complete the process or the ultimate cost. We expect such costs to be significant.

We envision a period of rapid growth that may impose a significant burden on our administrative and operational resources which, if not effectively managed, could impair our growth.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the construction of our planned ethanol and biodiesel production facilities, will require significant investments of capital and management's close attention. In addition to our plans to construct ethanol and biodiesel production facilities, we may seek to enter into significant marketing agreements, and other similar agreements with companies that currently, or expect to, produce ethanol or biodiesel. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel; we may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

We plan to fund a substantial majority of the construction costs of our planned ethanol and biodiesel production facilities through the issuance of a significant amount of debt, resulting in substantial debt service requirements that could harm our financial condition.

We plan to fund a substantial portion of the construction costs of our planned ethanol and biodiesel production facilities through the issuance of a significant amount of debt. As a result, our capital structure is expected to contain a significant amount of debt. Debt levels and debt service requirements could have important consequences to us, which could reduce the value of your investment, including:

•	limiting our ability to borrow additional amounts for operating capital or other purposes and causing us to be able to borrow additional funds only on unfavorable terms;

•	reducing funds available for operations and distributions because a substantial portion of our cash flow will be used to pay interest and principal on debt;

•	making us vulnerable to increases in prevailing interest rates;

•	placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

•	subjecting all or substantially all of our assets to liens, which means that there may be no assets left for our shareholders in the event of a liquidation; and

•	limiting our ability to adjust to changing market conditions, which could increase our vulnerability to a downturn in our business as a result of general economic conditions.

If we are unable to pay our debt service obligations, we could be forced to reduce or eliminate dividends to our shareholders, if they were to commence, and/or reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt on substantially less favorable terms. In the event that we were unable to refinance all or a portion of our debt or raise funds through asset sales, sales of equity or otherwise, we may be forced to liquidate.

If we fail to finalize critical agreements, such as design-build agreements, ethanol, biodiesel and by-product marketing agreements, and utility supply agreements, or the terms of such critical agreements are unfavorable compared to what we currently anticipate, our projects may fail or be harmed in ways that significantly reduce our profitability.

To date, we have not signed definitive binding construction agreements with any Engineering Procurement Contracts (EPC) firm in the United States to design and build our planned ethanol or biodiesel plants. Nor have we entered into any by-product marketing agreements, feedstock agreements or utility supply agreements with respect to either our planned ethanol or biodiesel plants. If we are unable to enter into these critical agreements or the definitive versions of those agreements, documents, plans or proposals contain terms or conditions that vary significantly from the terms and conditions currently expected by us, we may not be able to operate profitably.

We will be dependent on our engineering procurement and construction (EPC) firm and our process engineering firms, and their subsidiaries and affiliates for expertise in the design, construction and operation of ethanol and biodiesel plants and any loss of these relationships could cause delay and added expense, placing us at a competitive disadvantage.

The number of engineering and construction firms in the U.S. and India with the necessary expertise to design and build ethanol and biodiesel plants and their available capacity is limited. We will be dependent on our relationships with our EPC firms, and their subsidiaries, affiliates and employees. Any loss of, or damage to, these relationships, particularly during the construction and start-up period for the plant(s), may significantly delay or even prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays. Unforeseen expenses and delays may reduce our ability to generate revenue and profitability and significantly damage our competitive position in the ethanol and biodiesel industry.

We may be unable to protect our intellectual property, which could negatively affect our ability to compete.

We rely on a combination of trademark, trade name, confidentiality agreements, and other contractual restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality agreements with our employees, consultants, and corporate partners, and control access to and distribution of our confidential information. These measures may not preclude the disclosure of our confidential or proprietary information. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary information. Monitoring unauthorized use of our confidential information is difficult, and we cannot be certain that the steps we take to prevent unauthorized use of our confidential information, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the U.S., will be effective.

On February 23, 2006, our wholly owned subsidiary American Ethanol, Inc. registered as a corporation in the State of Nevada under the trade name American Ethanol, Inc. On March 1, 2006, we filed an “Intent to Use” Trademark application for the name American Ethanol with the U.S. Patent and Trademark Office (USPTO). Another company in Santa Maria, California registered as a California corporation under the name American Ethanol, Inc. in November 2005 and incorporated in the State of Delaware under the name of American Ethanol, Inc. This company has also filed “Use” trademark applications with the USPTO for the names American Ethanol and America’s Ethanol. These trademark applications predate our trademark application and therefore if upheld may prohibit us from using the trademark American Ethanol. In addition, their use of the trade name American Ethanol, Inc. in California predates our use of the trade name in Nevada. As a result, we may be obligated to change our subsidiary’s trade name as well, and may be subject to damages for trademark and trade name infringement.

We will be required to hire and retain skilled technical and managerial personnel.

Personnel qualified to operate and manage ethanol and biodiesel plants are in demand. Our success depends in large part on our ability to attract, train, motivate and retain qualified management and highly-skilled employees, particularly managerial, technical, sales, and marketing personnel, technicians, and other critical personnel. Any failure to attract and retain the required highly trained managerial and technical personnel that are integral to production and development and technical support teams may have a negative impact on the operation of our plants, which would have a negative impact on revenues. There can be no assurance that we will be able to attract and retain skilled persons and the loss of skilled technical personnel would adversely affect us.

We are dependent upon our officers for management and direction and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon our officers for implementation of our proposed expansion strategy and execution of our business plan. The loss of any of our officers could have a material adverse effect upon our results of operations and financial position. We do not maintain “key person” life insurance for any of our officers. The loss of any of our officers could delay or prevent the achievement of our business objectives.

Increases in site or plant construction costs may require us to raise additional capital resulting in a dilution of your investment.

We anticipate that EPC firms will construct our proposed plants for a fixed contract price, based on the plans and specifications in the anticipated design-build agreement. The estimated cost of construction of plants is based on preliminary discussions, and there is no assurance that the final cost of one or more of our plants will not be higher. There is no assurance that there will not be design changes or cost overruns associated with the construction of plants. Shortages of steel, concrete or other building materials or labor could affect the final cost and final completion date of the project. In addition, specific site conditions at any plant site may increase construction costs. For example, a proposed site’s proximity or access to natural gas, electricity and water will affect construction costs and the greater the distance to natural gas pipelines and electric power lines, or if we are required to drill deeper than anticipated wells to access the required quantity and quality of water, the construction costs of a site could substantially increase. Any significant increase in the estimated construction cost of the plant could require us to raise additional capital, which would dilute your ownership in the company.

Construction delays could result in devaluation of our shares if the production and sale of ethanol, biodiesel and their byproducts are similarly delayed.

Construction projects often involve delays for a number of reasons including delays in obtaining permits, delays due to weather conditions, or other events. In addition, an EPC firm’s or any other company’s involvement in the construction of a number of other plants while constructing our plant could cause delays in the construction schedule. Also, any changes in interest rates or the credit environment or any changes in political administrations at the federal, state or local level that result in policy changes towards ethanol, biodiesel or any of our projects could also cause construction and operation delays. If it takes longer to construct any one or more of our plants than is anticipated, our ability to generate revenues could be impaired and make it difficult for us to meet our debt service obligations.

Defects in plant construction could result in the delay of ethanol or biodiesel production, which could delay our ability to generate revenues and result in a devaluation of our securities.

There is no assurance that defects in materials and/or workmanship in a plant will not occur. Under the expected terms of design-build agreements, we expect that the EPC firm would warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though we expect the design-build agreement to require the EPC firm to correct all defects in material or workmanship for a period of time after substantial completion of the plant, material defects in material or workmanship may still occur. Such defects could delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant’s operation. Halting or discontinuing plant operations could delay our ability to generate revenues.

Any operational disruption could result in a reduction in sales volumes and could cause us to incur substantial losses.

If we are able to complete the construction of our plants, our operations may be subject to significant interruption if any of our facilities experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not cover or be adequate to fully cover the potential operational hazards described above.

We may be sued or become a party to litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be subject to a number of lawsuits from time to time arising in the ordinary course of our business. The expense of defending ourselves against such litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

Risks related to ethanol and biodiesel industry

Our financial performance will be dependent on prices for feedstock and commodities, which are subject to and determined by market forces outside our control.

Our results of operations and financial condition will be significantly affected by the cost and supply of feedstocks such as corn and palm oil, and other commodities such as natural gas and electricity. The price of feedstock is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict. Any event that tends to negatively affect the supply of feedstock, such as adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages. Such a shortage could require us to suspend operations until feedstocks are available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for feedstock at a facility could increase if an additional ethanol or biodiesel production facility is built in the same general vicinity.

The availability and price of feedstock will significantly influence our financial performance. We may purchase feedstock in the cash market and hedge price risk through futures contracts and options to reduce short-term exposure to price fluctuations. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation, which may leave it vulnerable to high feedstock prices. Hedging activities themselves can result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant.

Generally, higher feedstock prices will usually produce lower profit margins. This is especially true if market conditions do not allow us to pass through increased feedstock costs to our customers. There is no assurance that we will be able to pass through higher feedstock prices because we presently have no operational plants or customers. If a period of high feedstock prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operations.

We will rely upon third parties for the supply of natural gas and electricity, which is consumed in the manufacture of biofuels. The prices for and availability of natural gas and electricity are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic and political conditions. Significant disruptions in the supply of natural gas or electricity could impair our ability to manufacture ethanol or biodiesel. Furthermore, increases in natural gas or electricity prices or changes in natural gas or electricity costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position.

We may depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We expect to hire third-party marketing firms to market some or all of the ethanol and biodiesel we plan to produce. We may also hire third-party firms to market the by products of ethanol and biodiesel production such as distillers’ grains and glycerin. As a result, we expect to be dependent on any brokers that we engage. There is no assurance that we will be able to enter into contracts with any brokers on terms that are favorable to us. If the broker breaches the contract or does not have the ability, for financial or other reasons, to market all of the biofuels we produce, we may not have any readily available means to sell our products. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our products may result in less income from sales, reducing our revenue stream.

The ethanol and biodiesel production and marketing industry is extremely competitive. Many of our competitors have greater financial and other resources than we do and one or more of these competitors could use their greater resources to gain market share at our expense.

The ethanol and biodiesel production and marketing industry is extremely competitive. Many of our significant competitors in the ethanol production and marketing industry, such as Archer-Daniels-Midland Company and Cargill, have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to compete more aggressively than we could and sustain that competition over a longer period of time. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

Declines in the prices of ethanol, distillers’ grains, biodiesel and glycerin will have a significant negative impact on our financial performance.

Our revenues will be greatly affected by the price at which we can sell our ethanol, distillers’ grains, biodiesel and glycerin. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.

The prices of ethanol and biodiesel have recently been higher than their 10-year average. We expect these prices to be volatile as supply from new and existing ethanol and biodiesel plants increases to meet increased demand. Increased production of ethanol and biodiesel may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of by-products from the production of ethanol, such as distillers’ grains. Those increased supplies could outpace demand, which would lead to lower prices for those by-products. Also, the increased production of ethanol and biodiesel could result in increased demand for the relevant feedstock such as corn and palm oil. This could result in higher prices for such feedstock creating lower profits. There can be no assurance as to the price of biodiesel, ethanol, distillers’ grains or glycerin in the future. Any downward changes in the price of biodiesel, ethanol, distillers’ grains and/or glycerin may result in less income, which would decrease our profitability.

Competition from the advancement of alternative fuels may lessen the demand for biodiesel and ethanol and negatively impact our profitability.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. The emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol and biodiesel, which would negatively impact our profitability.

As domestic ethanol and biodiesel production continues to grow, ethanol and biodiesel supply may exceed demand causing prices to decline.

The number of ethanol and biodiesel plants being developed and constructed in the U.S. continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol and biodiesel production facilities. Archer Daniels Midland (ADM) recently announced a plan to add approximately 500 million gallons per year of additional ethanol production capacity in the U.S. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. ADM’s plan to produce an additional 500 million gallons of ethanol per year will weaken our position in the ethanol industry and cause a significant increase in domestic ethanol supply. As these plants begin operations, we expect domestic ethanol and biodiesel production to significantly increase. If the demand for ethanol and biodiesel does not grow at the same pace as increases in supply, we would expect the price for ethanol and/or biodiesel to decline. Declining ethanol and/or biodiesel prices will result in lower revenues and may reduce or eliminate our profitability.

Ethanol and biodiesel imported from other countries may be a less expensive alternative to ethanol and biodiesel produced by us, which would cause us to lose market share and adversely affect profitability.

Brazil is currently the world’s largest producer and exporter of ethanol. Ethanol imported from Brazil and other countries may be a less expensive alternative to domestically produced ethanol if tariffs presently protecting U.S. ethanol producers are reduced or eliminated. Competition from ethanol imported from Brazil and other countries may affect our ability to sell ethanol profitably.

In addition, ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the U.S. under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the U.S. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably.

Changes and advances in ethanol and biodiesel production technology could require us to incur costs to update our planned ethanol and biodiesel plants or could otherwise hinder our ability to compete in the biofuels industry or operate profitably.

Advances and changes in ethanol and/or biodiesel production technology may make the production technologies installed in any of our plants less desirable or obsolete. These advances may also allow competitors to produce biofuels at a lower cost than we can. If we are unable to adopt or incorporate technological advances, our biofuels production methods and processes could be less efficient than our competitors, which could cause our plants to become uncompetitive or completely obsolete. If competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our Biofuels production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Plant sites may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt plant construction and delay our ability to generate revenue.

We may encounter hazardous conditions at or near each of our planned facility sites that may delay or prevent construction of a particular facility. If we encounter a hazardous condition at or near a site, work may be suspended and we may be required to correct the condition prior to continuing construction. The presence of a hazardous condition would likely delay or prevent construction of a particular facility and may require significant expenditure of resources to correct the condition. If we encounter any hazardous condition during construction, estimated sales and profitability may be adversely affected.

Risks related to regulation and governmental action

A change in government policies favorable to ethanol or biodiesel may cause demand for ethanol or biodiesel to decline.

Growth and demand for ethanol and biodiesel may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol or biodiesel may decline if these policies change or are discontinued.

Federal tax incentives for ethanol and biodiesel production may be eliminated in the future, which could hinder our ability to operate at a profit and adversely affect our business.

The ethanol and biodiesel industry and our business are assisted by various federal tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion-gallon Renewable Fuels Standard (RFS). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could increase ethanol prices and thereby reduce the market for ethanol, which could reduce our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of our business.

Another important provision involves an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. This tax credit may foster additional growth in ethanol plants of a size similar to our proposed plants and increase competition in this particular plant size category.

Similarly, there is a $1.00 per gallon tax credit allowed for the production of biodiesel. If U.S. federal energy policy changes, or if the tax credit were eliminated, it could have a negative impact on our biodiesel business. The U.S. Congress is currently debating such a proposal, and is expected to vote on revised energy policies in the fall of 2007. Any reduction or elimination of current tax credits could have a negative impact on us and our business.

Changes in environmental regulations or violations of the regulations could be expensive and reduce our ability to become profitable.

We are and will continue to be subject to extensive air, water and other environmental regulations and will need to obtain a number of environmental permits to construct and operate our plants. In addition, it is likely that senior debt financing will be contingent on our ability to obtain the various environmental permits that we will require. If for any reason, any of these permits are not granted, construction costs for the plants may increase, or the plants may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce profits.

Our lack of business diversification could result in the devaluation of our securities if we do not generate revenue from our primary products or such revenues decrease.

We expect that our business will consist of ethanol, biodiesel, distillers’ grains and glycerin production and sales. We currently have no other lines of business or other sources of revenue if we are unable to complete the construction and operation of our proposed plants. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the production and sales of ethanol, biodiesel, distillers grains and glycerin, since we do not have any other lines of business or alternative revenue sources.

Risks related to our stock

There can be no assurance that a liquid public market for our common stock will continue to exist.

Although our shares of common stock are eligible for quotation on the OTC Bulletin Board electronic over-the-counter trading system, a very limited number of shares trade on a regular basis and there may not be a significant market in such stock. There can be no assurance that a regular and established market will be developed and maintained for our common stock. There can also be no assurance as to the strength or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares.

It is likely that there will be significant volatility in the trading price.

Market prices for our common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in our operating results and other factors. Because our business plan is to own and operate ethanol and biodiesel plants, factors that could affect our future stock price, and create volatility in our stock price, include the price and demand for ethanol and biodiesel, the price and availability of oil and gasoline, the political situation in the Middle East, U.S. energy policies, federal and state regulatory changes that affect the price of ethanol or biodiesel, and the existence or discontinuation of legislative incentives for renewable fuels. Our stock price will also be affected by the trading price of the stock of our competitors, investor perceptions of us, interest rates, general economic conditions and those specific to the ethanol or biodiesel industry, developments with regard to our operations and activities, our future financial condition, and changes in our management.

Risks relating to low priced stocks.

Although our common stock currently is quoted and traded on the OTC Bulletin Board (although there has been only limited trading since May 2006 when trading on the OTCBB began), the price at which the stock will trade in the future cannot currently be estimated. If our common stock trades below $5.00 per share, trading in the common stock may be subject to the requirements of certain rules promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price share of less than $5.00 per share, subject to certain exceptions) and a two business day “cooling off period” before broker and dealers can effect transactions in penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell it.

We do not intend to pay dividends.

We have not paid any cash dividends on any of our securities since inception and we do not anticipate paying any cash dividends on any of our securities in the foreseeable future.

Members of our management hold a substantial amount of our common stock, which will enable these shareholders to exercise influence over many matters requiring shareholder approval and may have the effect of delaying, preventing or deterring a change in control, which could deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our stock.

Cagan McAfee Capital Partners (“CMCP”), Eric A. McAfee and Laird Q. Cagan, in the aggregate, beneficially own approximately 32.67% of our capital stock on a fully diluted, as converted basis. Mr. Cagan and Mr. McAfee are equal co-owners and Managing Directors of CMCP. In addition, the other members of our Board of Directors and management, in the aggregate, beneficially own approximately 11.3% of our common stock. As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. See “Security Ownership of Certain Beneficial Owners and Management.” The interests of these shareholders may differ from yours and this concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

Future sales of our securities, or the perception in the markets that these sales may occur, could depress our stock price.

We have issued and outstanding approximately (i) 84 million shares of common stock; (ii) 6.5 million shares of Series B Preferred Stock; and (iii) options and warrants grants of 4.2 million shares of common stock and .75 million shares of Series B Preferred Stock. These securities will be eligible for public sale only if registered under the Securities Act or if the shareholder qualifies for an exemption from registration under Rule 144 or Rule 701 under the Securities Act, or other applicable exemption. Our officers, directors and holders of substantially all of our capital stock have not entered into any lock-up agreements restricting their ability to sell, transfer or otherwise dispose of any of their shares. The market price of our capital stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors also could make it more difficult for us to raise capital or make acquisitions through the issuance of additional shares of our common stock or other equity securities.

We are obligated to register the shares of common stock issuable upon conversion of the Series A Preferred Stock and Series B Preferred Stock for sale to the public after the Reverse Merger. We have yet to register these shares. In addition, these security holders will have the right to include their securities in any public offering we may undertake in the future or demand that we register some or all of their shares for sale to the public. The registration or sale of any of these securities could cause the market price of our securities to drop significantly. If the registration statement is not been filed timely, the Company will be required to make pro rata payments to each eligible stock investor as liquidated damages and not as a penalty, in the amount equal to 0.5% of the aggregate purchase price paid by such investor for the preferred stock for each thirty (30) day period or pro rata for any portion thereof following the date by which or on which such Registration Statement should have been filed or effective, as the case may be. Payments shall be in full compensation to the investors, and shall constitute the investor's exclusive remedy for such events. The amounts payable as liquidated damages shall be paid in shares of common stock.

Item 2. Properties

Corporate Office. Our corporate headquarters is located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, California. The Cupertino facility office space consists of 6,134 rentable square feet. We occupy this facility under a sublease that commenced October 8, 2007 and ends on September 30, 2009. The base rent for this facility is $15,948.40 per month for the term of the sublease, plus 29.8% of the sublessor’s share of operating expenses of the property.

India Plant. We own approximately 32,000 square meters of land in Kakanada, India. The property is located 7.5 kilometer from the local seaport having connectivity through a pipe line to the port jetty. The pipe line facilitates the importing of raw materials and exporting finished product. On this site, we built a biodiesel plant with a 50 million gallon nameplate capacity, that is currently ready for commissioning.

Nebraska Office. We lease approximately 1,000 square feet of office space in Lincoln, Nebraska for a monthly rental of $1,395. This lease has options to renew, and we have exercised the first of these options that extend the rental through June, 2008. The second rental option extends the lease through June 2009.

Butte Pilot Plant. We lease approximately 9,000 square feet of industrial building space in Butte, Montana  to house our demonstration facility for a monthly rental of $3,750 until October 15, 2008 when the monthly rental increases to $4,500. This lease expires in October 2009. This property includes an option to purchase the land and building at the renewal date and at the lease termination date.

Texas Office. We lease approximately 750 square feet of office space in Spring, Texas (near Houston) for a monthly rental of $800. This lease is a 12 month least expiring in August, 2008.

A list of domestic properties that we have acquired and property that we have the right to acquire for planned future plant development is set forth below:

Location	Ownership	Approximate Acreage	Annual ethanol capacity (in millions of gallons per year)	Ethanol Plant Permitting

Nebraska

Sutton, Clay County*	Fee Simple	200	110	Permit in Revision

Illinois

Danville, Vermilion County**	Fee Simple	175	110	Permit Granted

Gilman, Iroquois County	Option	204	110	Permit Granted

Allen Station, Mason County	Option	107	110	Permit Granted

Stillman Valley, Ogle County	Option	200	110	Permit Granted

Gridley, McLean County	Option	107	110	Permit in Process

*We acquired this property in 2006.
**We acquired this property in March 2007.

We believe that our existing facilities are adequate for our current and reasonably anticipated future needs.

Item 3. Legal Proceedings.

Mr. McAfee is a founding shareholder or principal investor in 12 publicly traded companies and approximately 20 private companies. Mr. McAfee served as the vice chairman of the Board of Directors of Verdisys, Inc., a publicly traded company, in 2003. To resolve potential litigation and to provide resolution of any issues, Mr. McAfee and the Commission entered into a settlement agreement under which Mr. McAfee neither admitted nor denied causing any action by Verdisys, Inc. to fail to comply with Section 10(b) of the Exchange Act and Rule 10b-5 and agreed to a payment of $25,000.

On July 18, 2007, Logibio Albany Terminal, LLC filed a complaint against American Ethanol, Sutton Ethanol and Eric McAfee, the Company’s chairman, in the United States District Court for the Eastern District of Virginia. The complaint sought a declaratory judgment and damages for alleged fraud and interference with business expectancy. American Ethanol filed a complaint against Logibio and Amit Bhandari, its owner, in New York. The complaint sought a declaratory judgment and damages for alleged fraud and breach of contract. This claim was settled in October 2007 by mutual agreement of the parties with no payments or costs to either party.

Item 4. Submission of Matters to a Vote of Security Holders.

Marwich II, Ltd.

A special meeting of the stockholders of Marwich II, Ltd., a Colorado corporation was held on November 19, 2007 in Cupertino, California to consider and vote upon the following proposals:

(i)
the reincorporation of Marwich II, Ltd. from the State of Colorado to the State of Nevada by way of a merger with and into the Company’s wholly-owned subsidiary, Marwich II, Ltd., a Nevada corporation (“Marwich-Nevada”) and the adoption thereby of Marwich-Nevada’s Articles of Incorporation to increase the Company’s authorized shares of capital stock from 100,000,000 to 465,000,000, with 65,000,000 shares of capital stock designated as “blank check” preferred stock (the “Reincorporation”);

(ii)
to direct the Marwich-Colorado board of directors to cause Marwich-Colorado, as the sole shareholder of Marwich-Nevada, to approve the principal terms of the Amended and Restated Agreement and Plan of Merger, dated July 19, 2007, by and among Marwich-Colorado, Marwich-Nevada, AE Biofuels, Inc., a Nevada corporation and wholly-owned subsidiary of Marwich-Nevada (“Merger Sub”) and American Ethanol, Inc. ("American Ethanol"), and the merger between the parties (the “Merger”), pursuant to which Merger Sub will be merged with and into American Ethanol.

(iii)
to direct the Marwich-Colorado board of directors to cause Marwich-Colorado, as the sole shareholder of Marwich-Nevada, to approve an amendment to the Articles of Incorporation of Marwich-Nevada to change the name of the company to AE Biofuels, Inc. upon the consummation of the Merger.

The proposal was approved and the results of the voting are as follows:

Votes For	Votes Against	Abstain
3,343,200	-0-	-0-

American Ethanol, Inc.

A special meeting of the stockholders of American Ethanol, Inc., a Nevada corporation was held on November 19, 2007 in Cupertino, California to consider and vote upon the following proposals:

(i)
to approve the principal terms of the Amended and Restated Agreement and Plan of Merger, dated July 19, 2007, by and among Marwich II, Ltd., a Colorado corporation, Marwich II, Ltd., a Nevada corporation, AE Biofuels, Inc., a Nevada corporation and wholly-owned subsidiary of Marwich-Nevada (“Merger Sub”) and American Ethanol, Inc. ("American Ethanol"), and the merger between the parties (the “Merger”), pursuant to which Merger Sub will be merged with and into American Ethanol.

(ii)
to direct the Marwich-Colorado board of directors to cause Marwich-Colorado, as the sole shareholder of Marwich-Nevada, to approve an amendment to the Articles of Incorporation of Marwich-Nevada to change the name of the company to AE Biofuels, Inc. upon the consummation of the Merger.

The proposal was approved and the results of the voting are as follows:

Votes For	Votes Against	Abstain
76,069,090	-0-	583,334

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since December 2007 under the symbol "AEBF" when the ticker symbol was changed to reflect the company name change. Prior to December 2007, our stock traded on the OTC Bulletin Board over-the-counter market since May 2006 under the symbol “MWII”. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board over-the-counter market from June 1, 2006 under both ticker symbols. The source of these quotations are Yahoo.com/Finance. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid

June 30, 2006	18.00	15.50

September 30, 2006	39.00	11.50

December 31, 2006	17.50	10.10

March 31, 2007	16.00	11.75

June 30, 2007	14.99	7.50

September 30, 2007	13.50	10.00

December 31, 2007	15.00	6.10

Shareholders of Record

As of December 31, 2007, there were 133 holders of record of our common stock, not including holders who hold their shares in street name.

Dividends

We have never paid cash dividends on our preferred or common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Our retained earnings deficit currently limits our ability to pay dividends.

Securities Authorized For Issuance Under Equity Compensation Plans

2007 Stock Plan

American Ethanol adopted the 2007 Stock Plan on July 17, 2007 and we assumed American Ethanol’s 2007 Stock Plan and all of the options issued and outstanding under the 2007 Stock Plan upon the consummation of the Reverse Merger on December 7, 2007 which will continue to be governed by their existing terms.

Share Reserve. We have reserved 4,000,000 shares of our common stock for issuance under the 2007 Equity Incentive Plan. In general, to the extent that awards under the 2007 Stock Plan are forfeited or lapse without the issuance of shares, those shares will again become available for awards. All share numbers described in this summary of the 2007 Stock Plan (including exercise prices for options and stock appreciation rights) are automatically adjusted in the event of a stock split, a stock dividend, or a reverse stock split.

Administration. Either the board or any committee of our board of directors may administer the 2007 Stock Plan. The administrator of the 2007 Stock Plan has the complete discretion to make all decisions relating to the plan and outstanding awards.

Eligibility. Employees, members of our board of directors who are not employees and consultants are eligible to participate in our 2007 Stock Plan.

Types of Award. Our 2007 Stock Plan provides for the following types of awards:

•	incentive and nonstatutory stock options to purchase shares of our common stock; and
•	stock purchase rights.

Options and Stock Purchase Rights. The exercise price for options granted under the 2007 Stock Plan may not be less than 100% of the fair market value of our common stock on the option grant date. Optionees may pay the exercise price by using:

•	cash;
•	promissory note;
•
other shares of the Company’s common stock, provided such shares were acquired directly from the Company; have been owned by the Optionee for more than six months on the date of surrender, and have a Fair Market Value on the date of surrender equal to the aggregate exercise price of the shares as to which such Option shall be exercised;

•	consideration received by the Company under a cashless exercise program implemented by the Company in connection with the Plan; or
•	any combination of the foregoing methods of payment.

Options and stock purchase rights vest at the time or times determined by the administrator. In most cases, they will vest over a four-year period following the date of grant. Options and stock purchase rights also expire at the time determined by the administrator, but in no event more than 10 years after they are granted. They generally expire earlier if the participant’s service terminates earlier.

Change in Control. In the event of a merger of the Company with or into another corporation, or a change in control, each outstanding option and stock purchase right shall be assumed or an equivalent option substituted by the successor corporation. In the event that the successor corporation in a merger or change in control refuses to assume or substitute for the option or stock purchase right, then the optionee shall fully vest in and have the right to exercise the option or stock purchase right as to all of the Optioned Stock, including shares as to which it would not otherwise be vested or exercisable.

A change in control includes:

•	a merger or consolidation after which our own stockholders own less than 50% of the surviving corporation or its parent;

•	a sale, transfer or other disposition of all or substantially all of our assets;

•
an acquisition of 50% or more of our outstanding stock by any person or group, other than a person related to us (such as a holding company owned by our stockholders or a trustee or other fiduciary holding securities under an employee benefit plan of ours or of our parent or of a subsidiary of ours).

Amendments or Termination. Our board of directors may amend or terminate the 2007 Stock Plan at any time. If our board of directors amends the plan, it does not need to ask for stockholder approval of the amendment unless required by applicable law. The 2007 Stock Plan will continue in effect for 10 years from its adoption date, unless our board of directors decides to terminate the plan earlier.

The following table provides information about our equity compensation plan as of December 31, 2007:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	-0-
Equity compensation plans not approved by security holders	2,224,000	$2.84	2,016,000
Total	2,224,000	$2.84	2,016,000

(1) We will seek approval of the 2007 Stock Option Plan through the 2008 Proxy.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the AE Biofuels, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of AE Biofuels. Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in “Risk Factors.” All references to years relate to the calendar year ended December 31 of the particular year.

Overview

The audited consolidated financial statements include the accounts of AE Biofuels, Inc. (“AE Biofuels”), a Nevada corporation, and its subsidiaries. We are in the business of developing next-generation ethanol and biodiesel plants. We have not yet commenced production operations and do not have a long operational history.

AE Biofuels, Inc. (the “Company”) was incorporated as Marwich II, Ltd. under the laws of the State of Colorado on August 16, 1983 to engage in the acquisition of assets and properties which management believed had good business potential. In the course of its business the Company acquired a number of real estate and promissory note properties.

The Company subsequently sold its properties, ceased active business operations and was administratively dissolved by the Colorado Secretary of State effective January 1, 1991. On October 13, 2004, articles of reinstatement were filed with the Colorado Secretary of State and the Company became current in its reporting obligations under the Exchange Act of 1934, as amended.

American Ethanol was originally incorporated in California on September 12, 2001 as Great Valley Ventures LLC, although no operating agreement was adopted and no capital was contributed until November 29, 2005. From November 2005 through December 2005, Great Valley commenced activities with the addition of key advisors, management, and additional founding shareholders. On January 12, 2006, Great Valley Ventures was renamed American Ethanol, LLC. On February 23, 2006, American Ethanol, LLC merged into American Ethanol, Inc., a Nevada corporation. Accordingly, AE Biofuels consolidated financial statements include the assets, liabilities and operations of the predecessor LLC as if the merger had taken place on November 29, 2005, the date of the LLC’s inception. AE Biofuels is in the development stage with its efforts being principally devoted to acquiring real estate, permitting of ethanol plants, constructing new plants, securing feedstock sources, developing new plant processes, engineering manufacturing systems, and equity raising activities.

On June 23, 2006, American Ethanol acquired 88.3% of the outstanding common stock of Marwich II, Ltd., a Colorado corporation pursuant to a stock purchase agreement between American Ethanol and the principal shareholders of the Company. Marwich-Colorado was a shell company and had no current operations. Also on June 23, 2006, American Ethanol entered into an Agreement and Plan of Merger with Marwich-Colorado pursuant to which American Ethanol agreed to merge into Marwich-Colorado. On July 19, 2007, Marwich-Colorado, Marwich II, Ltd., a Nevada corporation and wholly-owned subsidiary of Marwich-Colorado (“Marwich-Nevada”), AE Biofuels, Inc., a Nevada corporation and wholly owned subsidiary of Marwich-Nevada (“Merger Sub”), and American Ethanol entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”). The Amended Merger Agreement superseded the Agreement and Plan of Merger entered into on June 23, 2006.

Pursuant to the Amended Merger Agreement, Marwich-Colorado agreed to reincorporate into the State of Nevada (the “Reincorporation”) and, subject to the Reincorporation, American Ethanol agreed to merge with Merger Sub with American Ethanol being the surviving corporation (the “Reverse Merger’). The Reincorporation and Reverse Merger were consummated on December 7, 2007. In connection with the Reverse Merger, Marwich-Nevada issued to the former shareholders of American Ethanol 84,114,998 shares of its common stock in exchange for all of the outstanding shares of American Ethanol common stock, 6,487,491 shares of our Series B Preferred Stock in exchange for all of the issued and outstanding shares of American Ethanol Series B Preferred Stock and assumed options and warrants exercisable for 4,229,000 shares of our common stock and 748,074 shares of our Series B Preferred Stock, respectively. The Company then changed its name to AE Biofuels, Inc. As a result, American Ethanol became our wholly owned subsidiary and the former stockholders of American Ethanol became the controlling stockholders of the Company.

Company Organization

AE Biofuels, Inc., through its wholly owned subsidiary American Ethanol, Inc., owns entities created to transact business for plant or functional purposes. Through our subsidiary International Biodiesel, Inc., we own International Biofuels, Ltd, a Mauritius corporation and its 74% interest in the subsidiary Universal Biofuels Private Ltd, an India company. Universal Biofuels Private Ltd. holds as its primary asset a biodiesel plant with the nameplate capacity of 50 million gallons annually in Kakinada, India. Two subsidiaries hold future plant development assets and include Sutton Ethanol, LLC (“Sutton) and Danville Ethanol Inc,. Biofuels Marketing was acquired by us on September 1, 2007, as a marketing organization whose purpose is to acquire feedstock and sell the commodities related to our ethanol and biodiesel plants. Energy Enzymes LLC is held as a 51% owned joint venture for the development of next-generation cellulosic ethanol. The 49% interest in Energy Enzymes is held by Renewable Technology Corporation (“RTC”).

On January 17, 2007, we entered into a joint venture agreement with E85 to develop the land owned by Sutton Ethanol, LLC using property contributed by us to the joint venture. The joint venture began development of the property, principally by hiring the services of contractors and engineering firms. On August 14, 2007 by mutual consent of the parties the joint venture was terminated. Upon termination, the contract with the principal engineering services firm was terminated, and the property was returned to us.

On March 27, 2008, the Board of Directors approved the following company structure:

Revenues

Revenues. No revenues were recorded for the year ended December 31, 2007. We engaged in the purchase and resale of biodiesel fuel for approximately $740,000 during the year ended December 31, 2006.

Expenses

Expenses. For the period from November 29, 2005 (inception) through December 31, 2007, the Company was considered a development stage enterprise under the Statement of Financial Accounting Standards (“SFAS”) No. 7 Development Stage Enterprises. We have been devoting substantially all of our efforts to the establishment of biodiesel and ethanol plants and securing feedstocks to operate those plants. We will remain a development stage company until principal operations have commenced and significant revenues have been generated from those operations.

Research and Development Expenses

During 2007, we formed a joint venture with Renewable Technology Corporation (RTC) for the purpose of developing next-generation ethanol production processes. Under this joint venture agreement in 2007, we acquired 51% of Energy Enzymes, Inc. and have subsequently funded the salaries and expenses for their small team of scientists to optimize cellulosic ethanol technology for large-scale commercial implementation. For the year ended December 31, 2007, this team incurred consulting costs of $240,000 for their participation and an additional $17,760 in related spending for office space, travel and subscriptions.

General and Administrative Expenses

Principal areas of spending for general and administrative spending are in the areas of employee compensation, travel, professional services, and the impairment of an asset. The most significant item was a write-off of engineering costs associated with the potential development of the Sutton property in the amount of approximately $5,114,000 included as miscellaneous expense. This write-off was offset by a gain of approximately $8,000,000 (see discussion of “other income” below) during the year ended December 31, 2007.

We summarize out spending into eight components as follows:
	2007	2006
	%	%

Salaries, wages and compensation	22%	32%
Supplies and services	6%	14%
Repair and maintenance	0%	0%
Taxes, insurance, rent and utilities	2%	2%
Professional services	26%	36%
Depreciation and amortization	0%	0%
Travel and entertainment	5%	10%
Miscellaneous expense	39%	6%
Total	100%	100%

The single largest component of general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the year ended December 31, 2007, we spent approximately $3,451,477 on professional services including a non-cash stock compensation charge of approximately $304,612 for stock grants to key consultants and advisors. For the year ended December 31, 2006, we spent approximately $2,329,000 on professional services of which none was for stock based compensation. On an inception to date basis, we spent $5,694,902 on professional services, including $304,612 of stock compensation.

The second largest component of general and administrative expense is employee compensation, including related stock compensation. For the year ended December 31, 2007, the number of employees grew slightly from 10 employees in January 2007 to 12 employees in December 2007. Compensation expense grew from approximately $2,025,784 for the 12 months ended December 31, 2006 to approximately $3,281,932 for the 12 months ended December 31, 2007. The increase was principally driven by the non-cash, stock compensation of approximately $969,888 during 2007 compared to the stock compensation of $363,460 recorded during 2006. On an inception to date basis, we spent $5,307,717 on employee compensation, including approximately $1,310,897 of stock compensation.

The third largest component of general and administrative expense is supplies and services, which includes project spending on permits, site inspections and option write-offs. This category also includes the miscellaneous expenditures for office supplies, computer equipment, networking services, etc. Of the approximately $900,591 spent in this category for the 12 months ended December 31, 2007, costs of expired land options comprises approximately $445,124, costs of site inspections comprises approximately $166,487 and costs to obtain permits comprises approximately $127,482. This compares to spending of $915,000 for the year ended December 31, 2006. On an inception to date basis, we have spent $1,815,000 on services related to obtaining suitable sites and administrative supplies.

During 2007, the sales and marketing organization was developed through the acquisition of Biofuels Marketing. The Company incurred costs for two employees. Since the Company did not record any sales, these costs are considered start-up costs and accordingly included in general and administrative. At such time as the Company generates revenues, these costs will be captured as sales and marketing activities.

Other Income / Expense

In the fourth quarter of 2007, we tested the supply chain for the Kakinada plant through a purchase and resale of feedstocks for approximately $9,352,000, of which approximately $6,128,000 was resold to the co-investor in this project. Sales were made at prevailing market rates. Our net profit on this transaction was $76,000 and is included as other income, net.

The Company entered into two agreements with E85, the first one to sell the Wahoo Ethanol LLC and its plant site, and the second one to develop a corn based ethanol plant on the Sutton land in a joint venture with E85. Other income of approximately $9,061,000 consists of the gain of approximately $855,000 for the sale of the Wahoo site and a gain of approximately $8,206,000 from the dissolution of the joint venture with E85 and the repurchase of the shares of the American Ethanol and E85 joint venture from E85.

During 2006, we purchased currency forward contracts to offset the currency risk of converting US dollars into India Rupees, prior to the use of these funds for the construction of our India plant. A gain on foreign currency exchange in the amount of $544,774 was recorded in 2007, and a loss on foreign currency exchange in the amount of $46,820 was recorded in 2006. As of December 31, 2007, we did not have any currency forward contracts.

Liquidity

Through December 31, 2007, we have raised approximately $32,000,000 (net of expenses) through the sale of equity; $2,000,000 from the sale of our subsidiary, Wahoo Ethanol, LLC; and $8,206,000 million pursuant to the repurchase of our interest in Sutton Ethanol, LLC. At December 31, 2007 we had approximately $510,000 in cash and cash equivalents held in our domestic entities and $2,845,000 held as short term marketable securities in offshore subsidiaries. The funds that we have raised to date have been used for the development of our 50 million gallon biodiesel facility in India (approximately $15,400,000 million), a land acquisition in Illinois for development of an ethanol facility (approximately $2,300,000), and a land acquisition and improvements in Nebraska for development of an ethanol facility (approximately $11,000,000), four land options in Illinois and Nebraska for possible future development of ethanol facilities (approximately $610,000), and operating expenses.

We will need significantly more cash to implement our plan to build our next-generation ethanol plants and continue to develop biodiesel facilities in India. We intend to raise these funds through the sale of additional equity either in AE Biofuels or one of our subsidiaries, joint ventures, construction loans, long-term debt financings and operating cash flows. We estimate the construction costs of a 110 million gallon per year (“MMGY”) ethanol plant at today’s cost to be approximately $240 million with an additional $36 million required for working capital. We estimate that the cost to develop a biodiesel facility in India is approximately $30 million with an additional $6 million required for working capital. Therefore, we must raise a significant amount of capital to meet our plan and goals. We contracted with Desmet Bellastra India Put. Ltd. to build a glycerin plant in Kakinada, India. At December 31, 2007 we had construction contracts outstanding for $1.85 million that will be funded with cash in our India subsidiary.

Due to the risk factors discussed earlier in this document there can be no assurance that we will be successful in raising the additional funds necessary to carry out management’s plans for the future. Management estimates that it will need to obtain additional debt or equity funds for each ethanol facility it builds, plus cash to continue its development efforts. The Company today is spending approximately $550,000 per month to cover its general and administrative costs. Funds available at December 31, 2007 are only sufficient to cover approximately one month of our domestic operating costs. Subsequent to December 31, 2007, we borrowed $1,700,000 as project financing to the Energy Enzyme Subsidiary from Laird Cagan, a director and related party, in order to fund the development of this project and meet current obligations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Impairment of Intangible and Long-Lived Assets

Our intangible asset was derived from the acquisition of Biofuels Marketing on September 1, 2007. In accordance with SFAS No. 141, “Business Combinations”, we allocated the respective purchase prices to the tangible assets, liabilities and intangible asset acquired based upon their estimated fair values. The principal asset was an intangible asset consisting of a customer list. All of the capitalizable costs of this acquisition were allocated to this customer list as the value of the remaining tangible and intangible assets were negligible. This customer list is being amortized over 18 months, its estimated useful life.

Our long-lived assets are primarily associated with our plant in Kakinada, India. This production facility was constructed with our partner, Acalmar Oils and Fats, during 2007. The first phase of the plant is currently operational and we are evaluating various feedstock agreements in order to fully utilize the facility. We will expand operations in Kakinada, India to include a pharmaceutical-grade glycerin processing facility, which is expected to be fully operational by the third quarter of 2008. Costs for building the plant remain in construction-in-progress at December 31, 2007, and will be reclassified once the plant is fully operational and placed in service.

We evaluate impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that these assets have been impaired and we accordingly write them down to their new fair value. Forecasts of future cash flows are critical judgments in this process and are based on our experience and knowledge of our operations and the industries in which we operate and are critical to our impairment assessments. These forecasts could be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of our customers and inflation. For the year ended December 31, 2007 we recognized an impairment of approximately $5,114,000 due to non-recoverable engineering costs associated with the development efforts at our Sutton site.

Stock-Based Compensation

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted SFAS No.123, “Accounting for Stock-Based Compensation,” for the recognition of stock-based compensation cost in its statement of operations. The fair value of each option award was estimated on the date of the grant using the Black-Scholes-Merton valuation method. This fair value was amortized as compensation expense, on a straight line basis, over the requisite service periods of the awards, which was generally the vesting period.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No.123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), where the fair value of each option is adjusted to reflect only those shares that are expected to vest. Our implementation of SFAS 123(R) used the modified-prospective-transition method where the compensation cost related to each unvested option as of January 1, 2006, was recalculated and any necessary adjustment was reported in the first quarter of adoption.

We made the following estimates and assumptions in determining fair value:

•
Valuation and amortization method — We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

•
Expected Term — The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We applied the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

•	Expected Volatility — The Company’s expected volatilities are based on historical volatility of the comparable companies’ stock.

•
Expected Dividend — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

•	Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

Given the absence of an active market for our common stock as a private company prior to the Reverse Merger, our board of directors, the members of which we believe had extensive business, finance or venture capital experience, were required to estimate the fair value of our common stock for purposes of determining exercise prices for the options it granted. Our board of directors determined the estimated fair value of our common stock, based in part on an analysis of relevant metrics, including the following:

•	the prices for our convertible preferred stock sold to outside investors in arm’s-length transactions;

•	the rights, preferences and privileges of that convertible preferred stock relative to those of our common stock;

•	our operating and financial performance;

•	the hiring of key personnel;

•	the introduction of new products;

•	our stage of development and revenue growth;

•	the fact that the option grants involved illiquid securities in a private company;

•	the risks inherent in the development and expansion of our operations; and

•	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of us, for the shares of common stock underlying the options given prevailing market conditions.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us on January 1, 2007. Adoption of FIN 48 did not have a material impact on our financial postion or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” ("SFS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirement to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the impact of adopting SFAS 159, we do not expect that it will have a material effect on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The effect of adoption of SFAS 141R will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The effect of adoption of SFAS 160 will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 160.

Item 8. Financial Statements and Supplementary Data.

Financial Statements are listed in the Index to Consolidated Financial Statements on page F-0 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

(a) Management's Annual Report on Internal Control Over Financial Reporting:  Under the reporting requirements of Exchange Act Rules 13a-15 and 15d-15, this Form 10-K report would normally include Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.   Management is not including an assessment in this report because management believes that such an assessment  as of December 31, 2007 is not meaningful and may, in fact, be misleading to our investors.

On December 7, 2007, the Reverse Merger between Marwich II, Ltd. (a publicly traded "shell" corporation that had no operating activities) and American Ethanol, Inc. (a private "development stage" company) was completed and the Company changed its name to AE Biofuels, Inc.  For accounting purposes, the Reverse Merger was treated as a reverse acquisition with American Ethanol as the acquirer and Marwich II, Ltd.  as the acquired party. As a result, the business and financial information included in this report is substantially the business and financial information of American Ethanol on a consolidated basis.  However, the  internal controls over financial reporting on which Management would be required to attest are those controls that were in place as of December 31, 2007 for Marwich II, Ltd., the shell company and, as such, are not sufficient with respect to the combined company created as a result of the Reverse Merger.  As a result, management does not believe that such an assessment is meaningful.

(b) Report of Independent Registered Public Accounting Firm: This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to Smaller Reporting Company rules of the Securities and Exchange Commission.

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1943, as amended) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007 our disclosure controls and procedures were not effective.

In connection with our audit of our financial statements, our external auditors, BDO Seidman, LLP advised us that we had control deficiencies in our internal controls over financial reporting as of and for the year ended December 31, 2007 and 2006. The control deficiencies related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, controls over financial reporting at the India subsidiary, stockholders equity and share-based compensation, acquisitions as well as financial statement presentation and disclosures. A "material weakness" is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected. During fiscal 2008, Management began the remediation process by hiring consultants with the necessary accounting knowledge, experience and training to meet the needs of our organization.

Changes in Internal Controls

As described above, the Company was previously a publicly traded "shell" corporation that had no operating activities, and upon consummation of the Reverse Merger, the Company's legacy ICFR and management were entirely supplanted by those of American Ethanol, a private “development stage” company which was a private company that did not have to perform an assessment of ICFR. Accordingly, as a result of the Merger, all of the ICFR during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's ICFR have changed, and the controls, processes and systems in place at the Company prior to the Merger should no longer be relied upon.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to the Company’s directors is incorporated by reference to the information in the section entitled “Election of Directors” in the Proxy Statement. The information required by this Item with respect to the Company’s executive officers is incorporated by reference from the Proxy Statement under the heading “Executive Officers.” The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information regarding our corporate governance is incorporated by reference to the section entitled “Corporate Governance” in the Proxy Statement.

Corporate Governance

Our board of directors formed its committees and adopted its corporate governance charters and policies at the February 21, 2008 meeting. At this meeting, the board adopted a Corporate Governance Guideline and formed two committees, a governance, compensation and nominating committee and an audit committee. Charters were approved for both committees. In addition, a Code of Business Conduct and Ethics, and an Insider Trading policy were adopted. Copies of these policies are available on our corporate web site at www.aebiofuels.com. We will disclose amendments to, or waivers from, our policies on our corporate web site at www.aebiofuels.com.

Code of Business Conduct and Ethics Policy

Our board of directors adopted a code of ethics on February 21, 2008 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Insider Trading Policy

Our board of directors adopted an insider trading policy on February 21, 2008 that applies to all of its directors, officers and employees including our principal executive officer, principal financial officer, and principal accounting officer that applies to all trading except the exercise of stock options for cash under our stock option plan and the purchase of shares under an employee stock purchase plan, should we adopt such a plan. The insider trading policy addresses trading on material nonpublic information, tipping, confidentiality, 10b5-1 programs, disciplinary actions, trading windows, pre-clearance of trades, prohibition against short swing profits and individual responsibilities under the policy.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information in the section entitled “Executive Compensation and Other Matters” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Board of Directors Meetings and Committees” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Auditors” in the Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules.

Index to Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger by and between Marwich II, Ltd. and American Ethanol, Inc. dated as of June 23, 2006 (1)
2.2
Amended and Restated Agreement and Plan of Merger By and Among Marwich II, Ltd., a Colorado corporation, Marwich II Ltd., a Nevada corporation, AE Biofuels, Inc., a Nevada corporation and American Ethanol, Inc., a Nevada corporation dated as of July 19, 2007 (2)

2.3	Agreement and Plan of by and between Marwich II, Ltd., a Colorado corporation , and Marwich II, Ltd., a Nevada corporation dated July 19, 2007 (2)
3.1	Articles of Incorporation (3)
3.2	Bylaws (3)
3.3	Certificate of Designation of Series B Preferred Stock (3)
3.4	Certificate of Amendment to Articles of Incorporation (3)
4.1	Specimen Common Stock Certificate (3)
4.2	Specimen Series B Preferred Stock Certificate (3)
4.3	Form of Common Stock Warrant (3)
4.4	Form of Series B Preferred Stock Warrant (3)
10.1	2007 Stock Plan (3)
10.2	2007 Stock Plan form of Stock Option Agreement (3)
10.3	Amended and Restated Registration Rights Agreement, dated February 28, 2007 (3)
10.4	Executive Chairman Agreement, dated January 30, 2006 with Eric A. McAfee (3)
10.5	Amended Executive Employment Agreement, dated June 1, 2007, with Surendra Ajjarapu (3)
10.6	Executive Employment Agreement, dated January 12, 2006, with William J. Maender (3)
10.7	Executive Employment Agreement, dated May 22, 2007 with Andrew Foster (3)
10.8	Sublease, dated August 20, 2007, by and between Navio Systems, Inc. and American Ethanol, Inc. (3)
10.9	First Addendum to Sublease, dated September 6, 2007 by and between Navio Systems, Inc. and American Ethanol, Inc. (3)
10.11	Engagement Letter, dated August 7, 2006 by and between American Ethanol, Inc. and Chadbourn Securities, Inc. (3)
14	Code of Ethics
21.1	Subsidiaries of the Registrant (3)
24	Power of Attorney (see signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2
Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 footnotes

1.	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2006.
2.	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2007.
3.	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2007.

AE BIOFUELS, INC.
(A Development Stage Company)

Consolidated Financial Statements
As of December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AE Biofuels, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheets of AE Biofuels, Inc. and subsidiaries (collectively “the Company”) (a development stage company) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for years then ended and for the period from November 29, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AE Biofuels, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from November 29, 2005 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective on January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment.

As discussed in Notes 1 and 16 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for uncertain income tax positions in accordance with the guidance provided in the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 .

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company with a business plan to develop, acquire, construct, operate and sell fuel grade ethanol and biodiesel from ethanol and biodiesel production facilities primarily located in the Midwestern United States and India. The Company has experienced operating losses and negative cash flows since inception. To date the Company has been dependent upon proceeds from the sale of preferred stock and proceeds from the sale or dissolution of subsidiaries. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

San Jose, CA
March 31, 2008

AE BIOFUELS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$720,402	$1,213,134
Marketable securities	2,635,892	-
Accounts receivable	3,447,039	-
Accounts receivable - Related party	6,127,727	-
Prepaid expenses	58,872	348,869
Other current assets	674,235	-
Total current assets	13,664,167	1,562,003

Property, plant and equipment, net	19,585,087	14,727,918
Intangible assets	233,334
Other assets	68,488	1,073,872
Total assets	$33,551,076	$17,363,793

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$9,985,639	$528,800
Income taxes payable	36,750
Short term borrowings (related party)	-	1,250,000
Unrealized losses on foreign currency forward contracts	-	46,820
Current portion of long term debt	-	35,714

Total current liabilities	10,022,389	1,861,334

Long term debt	-	205,357
Commitments and Contingencies (Notes 8, 14 and 18)
Minority interest in JV	-	-

Stockholders' equity:
Series B Preferred Stock, $.001 par value - 40,000,000	6,487	2,828
authorized; 6,487,491 and 2,828,996 shares issued and
outstanding, respectively (aggregate liquidation
preference of $19,462,473 and $8,486,988, respectively)
Series A Preferred Stock, $.001 par value - 10,000,000	-	5,000
authroized; 0 and 4,999,999 shares outstanding, respectively
(liquidation preference of $14,999,997)
Common Stock - , $.001 par value 400,000,000 authorized	84,557	74,710
84,557,462 and 74,710,000 shares issued and outstanding,
respectively
Additional Paid-in Capital	33,707,953	21,972,363
Deficit Accumulated during the Development Stage	(11,995,395)	(6,951,198)
Accumulated Other Comprehensive income	1,725,085	193,399
Total stockholders' equity	23,528,687	15,297,102

Total liabilities and stockholders' equity	$33,551,076	$17,363,793

 The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FROM NOVEMBER 29, 2005 (INCEPTION) TO DATE

	For the year ended
	December 31, 2007	December 31, 2006	Inception to Date
Sales	$-	$744,450	$744,450

Cost of goods sold	-	735,000	735,000

Gross profit	-	9,450	9,450

Research and Development	257,761	-	257,761
General and Administrative Expenses	14,650,742	6,163,724	20,814,466

Operating loss	(14,908,503)	(6,154,274)	(21,062,777)

Other income / (expense)
Interest income net of expense	97,749	-	97,749
Other income net of expenses	188,316	-	188,316
Gain from sale of subsidiaries	9,061,141	-	9,061,141
Gain (loss) on foreign currency exchange	544,774	(46,820)	497,954
Income related to 50/50 joint venture	50,910	132,013	182,923

Loss before income taxes	(4,965,613)	(6,069,081)	(11,034,694)

Income taxes	(78,584)	-	(78,584)

Net loss	$(5,044,197)	$(6,069,081)	$(11,113,278)

Loss per common share
Basic and Dilutive	(0.07)	(0.08)	(0.15)
Weighted average shares outstanding
Basic and Dilutive	75,259,519	74,018,141	74,638,830

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FROM NOVEMBER 29, 2005 (INCEPTION) TO DATE

	For the year ended
	December 31, 2007	December 31, 2006	Inception to Date
Operating activities:
Net loss	$(5,044,197)	$(6,069,081)	$(11,113,278)
Adjustments to reconcile Net loss to
Net cash provided by (used in) operating activities:
Stock based compensation	1,274,500	363,460	1,637,960
Expired land options	445,124	-	445,124
Amortization and Depreciation	69,775	-	69,775
Gain on sale of subsidiary	(854,695)	-	(854,695)
Loss on impairment of assets	5,114,236	-	5,114,236
Gain on disolution of joint venture	(8,206,446)	-	(8,206,446)
Losses on forward currency forward contracts	(482,974)	46,820	(436,154)
Changes in assets and liabilities:
Accounts receivable	(8,933,275)	-	(8,933,275)
Prepaid expenses	288,072	(348,869)	(60,797)
Other assets	416,767	-	416,767
Accounts payable	8,846,132	528,800	9,374,932
Other Liabilities	(55,245)	-	(55,245)
Income taxes payable	34,963	-	34,963
Net cash used in operation activities	(7,087,263)	(5,478,870)	(12,566,133)

Investing activities:	-	-	-
Purchase of property, plant and equipment	(12,117,355)	(14,727,918)	(26,841,103)
Purchases of marketable securities	(2,459,292)	-	(2,459,292)
Cash restricted by letter of credit	(500,000)	-	(500,000)
Purchase of Marwich II, Ltd., net of losses	-	(662,406)	(662,406)
Exchange rate gain	-	(193,399)	(193,399)
Additions to other assets and intangibles		(1,073,872)	(1,073,872)
Refund of property expenditures	2,775,000	-	2,775,000
Return of assets from disolution of joint venture	8,206,446	-	8,206,446
Sale of Wahoo facility	2,000,000	-	2,000,000
Net cash used in investing acivities	(2,095,201)	(16,657,595)	(18,748,626)

Financing activities:
(Payments of) proceeds from short term borrowings	(1,250,000)	1,250,000	-
Proceeds from long-term debt	-	250,000	250,000
Payments on long-term debt	(241,071)	(8,929)	(250,000)
Proceeds from settlement	200,000	-	200,000
Refund of investment	(90,000)	-	(90,000)
Proceeds from sale of preferred stock, net of offering costs	10,056,154	21,854,358	31,910,512
Net cash provided by financing activities	8,675,083	23,345,429	32,020,512
Effect of exchange rate changes on cash and cash equivalents	14,649	-	14,649
Net cash increase (decrease) for period	(492,732)	1,208,964	720,402
Cash and cash equivalents at beginning of period	1,213,134	4,170	-
Cash and cash equivalents at end of period	$720,402	$1,213,134	$720,402

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Membership Units		Series B Preferred Stock (3)		Series A Preferred Stock (1)		Common Stock (2)
	Units	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Paid-in Capital in excess of Par	Accumulated Deficit	Accum. Other Comprehensive Income	Total Stockholders Equity
Balance, November 29, 2005 (date of inception)
Sale of members’ units during 2005	53,320,000	$4,170		$-		$-		$-	$-	$-	$-	$4,170
												-
Balance, December 31, 2005	53,320,000	4,170										4,170
Conversion of units to common shares	(53,320,000)	(4,170)	-	-	-	-	53,320,000	53,320	(49,150)	-	-	-
Sale and grant of founder’s shares to advisor's and strategic partners			-	-	-	-	12,692,000	12,692	26,038	-	-	38,730
Sale of founder's shares to executives			-	-	-	-	4,400,000	4,400	6,600	-	-	11,000
Shares issued for acquisitions			-	-	-	-	3,752,000	3,752	484,248	-	-	488,000
Shares issued to an outside director			-	-	-	-	200,000	200	25,800	-	-	26,000
Shares issued to an employee			-	-	-	-	160,000	160	20,640	-	-	20,800
Sale of Preferred Series A convertible stock net of issuance expenses			-	-	4,999,999	5,000	-	-	14,110,719	-	-	14,115,719
Loss on purchase of subsidiaries			-	-	-	-	-	-	-	(882,117)	-	(882,117)
Shares issued to a director and advisors			-	-	-	-	186,000	186	278,814	-	-	279,000
Sale of Preferred Series B convertible stock net of issuance expenses			2,828,996	2,828	-	-	-	-	7,693,401	-	-	7,696,229
Compensation expense related to options issued to employees			-	-	-	-	-	-	37,659	-	-	37,659
Purchase of shares in Marwich II, Ltd. net of acquired losses for current year			-	-	-	-	-	-	(662,406)	-	-	(662,406)
Net loss from start up operations			-	-	-	-	-	-	-	(6,069,081)	-	(6,069,081)
Accumulated other comprehensive income			-	-	-	-	-	-	-	-	193,399	193,399
												-

Balance at December 31, 2006	-	$-	2,828,996	$2,828	4,999,999	$5,000	74,710,000	$74,710	$21,972,363	$(6,951,198)	$193,399	$15,297,102

Sale of Series B preferred net of offering costs $1,009,331			3,688,495	3,689					10,052,465			10,056,154
Forfeited shares of former employee							(800,000)	(800)	800			-
Addition Paid in Capital from settlement									200,000			200,000
Shares issued to consultant as compensation							5,000	5	14,995			15,000
Stock based compensation									1,259,500			1,259,500
Refund of Investment			(30,000)	(30)					(89,970)			(90,000)
Shares issued in connection with business combination							200,000	200	299,800			300,000
Fireign currency translation adjustment											1,531,686	1,531,686
Net loss from start up operations										(5,044,197)		(5,044,197)
Conversion of Series A Shareholders					(4,999,999)	(5,000)	9,999,998	10,000	(5,000)			-
Merger of shares formerly Marwich II							442,464	442	3,000			3,442

Balance at December 31, 2007			6,487,491	$6,487	-	$-	84,557,462	$84,557	33,707,953	$(11,995,395)	$1,725,085	$23,528,687

The accompanying notes are an integral part of the financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. Nature of Activities and Summary of Significant Accounting Policies.

Nature of Activities. These consolidated financial statements include the accounts of AE Biofuels, Inc., a Nevada corporation, and its wholly owned subsidiaries, American Ethanol, Inc. (“American”), a Nevada corporation, Sutton Ethanol, LLC (“Sutton”), a Nebraska limited liability company, Illinois Valley Ethanol, LLC (“Illinois Valley”), an Illinois limited liability company, Biofuels Marketing, a Delaware corporation, International Biodiesel, Inc., a Nevada corporation and its subsidiaries International Biofuels, Ltd, a Mauritius corporation and its subsidiary Universal Biofuels Private Ltd, an India company, Danville Ethanol Inc, an Illinois corporation and Energy Enzymes LLC, a Delaware limited liability company, collectively, (“AE Biofuels” or “the Company”).

The Company’s purpose is to develop, acquire, construct, operate and sell fuel grade ethanol and biodiesel from ethanol and biodiesel production facilities primarily located in the United States and India. The Company is a development stage company and as such, does not expect to generate any meaningful revenue until its plants are completely constructed and operational, or operational plants have been acquired. Since inception the Company has engaged in fund raising through the sale of stock, purchased or acquired options to purchase land for development of ethanol plants in the United States, completed construction of a biodiesel manufacturing and glycerin refining facility in Kakinada, India through a joint venture between International Biodiesel, Inc., its wholly owned subsidiary Universal Biofuels Private, Ltd., a Mauritius corporation and Acalmar, an India corporation and started ground work for an ethanol facility in Sutton, Nebraska as well as started construction of a glycerin refining operation.

AE Biofuels, Inc. (the “Company”) was incorporated as Marwich II, Ltd. under the laws of the State of Colorado on August 16, 1983 to engage in the acquisition of assets and properties which management believed had good business potential. In the course of its business the Company acquired a number of real estate and promissory note properties.

The Company subsequently sold its properties, ceased active business operations and was administratively dissolved by the Colorado Secretary of State effective January 1, 1991. On October 13, 2004, articles of reinstatement were filed with the Colorado Secretary of State and the Company became current in its reporting obligations under the Exchange Act of 1934, as amended.

American Ethanol was originally formed in California on September 12, 2001 as Great Valley Ventures LLC, however, no operating agreement was adopted and no capital was contributed until November 29, 2005. Between September 2001 and November 2005 the Company had no operations and engaged in no activities. From November 2005 through December 2005, the Company commenced development activities with the addition of key advisors, management, and additional founding shareholders. On January 12, 2006, the company was renamed American Ethanol, LLC. On February 23, 2006, American Ethanol, LLC merged into American Ethanol, Inc., a Nevada corporation.

On June 23, 2006, the Company acquired 88.3% of the outstanding common stock of Marwich II, Ltd. (“Marwich”) pursuant to a stock purchase agreement between the Company and the principal shareholders of Marwich. Marwich was a shell company, whose shares are traded on the OTC Bulletin Board and had no current operations. On December 7, 2007, American Ethanol merged with and into Marwich and (i) each issued and outstanding share of American Common Stock (including Common Stock issued upon conversion of American Series A Preferred Stock, which automatically converted into two Common Stock shares for each share of Series A Preferred Stock immediately prior to the closing of the Merger) and Series B Preferred Stock (also convertible into common stock at the holders discretion) converted into Series B Preferred Stock, respectively, of Marwich, and (ii) each issued and outstanding warrant and/or option exercisable for common stock of American assumed and converted into a warrant and/or option exercisable for common stock of Marwich. Marwich then changed its name to AE Biofuels, Inc.

 Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could different from those estimates. The Company’s most significant estimate relates to impairment of long-lived assets and the valuation of equity instruments such as options and warrants.

Fair Value of Financial Instruments.  The carrying amounts of cash equivalents, marketable securities, accounts receivable and accounts payable approximate their respective fair values due to their short-term maturities.

Reclassifications.  Certain prior year amounts were reclassified to conform to current year presentation. These reclassifications had no impact on previously reported net loss or deficit accumulated during the development stage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.  Nature of Activities and Summary of Significant Accounting Policies (contd.)

Revenue recognition. The Company recognizes revenue when products are shipped and services are rendered, the price is fixed or determinable and collection is reasonably assured.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities - The Company’s short-term investments consist primarily of short term time deposits in India banks, which represented funds available for plant completion and current operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities , these short-term investments are classified as available-for-sale and are carried at fair market value. These securities had stated maturities beyond three months but were priced and traded as short-term instruments. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses on sales of available-for-sale securities are computed based upon the initial cost adjusted for any other-than-temporary declines in fair value. The cost of investments sold is determined on the specific identification method.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of land acquired for development of production facilities, and the biodiesel plant in India. The estimated useful life of this plant is expected to be 20 years, once placed in service. Estimated useful lives for office equipment and computers is 3 years and the useful life of machinery and equipment is 7 years. Depreciation is provided using the straight line method over the assets useful life.

Intangible Assets. Intangible assets are carried at initial fair value less accumulated amortization over the estimated useful life. Amortization is computed over the estimated useful lives of the underlying assets using a method that reflects their utilization pattern.

Stock splits. On February 28, 2006 and on May 18, 2006, the Company’s board of directors declared a two-for-one stock split. All share amounts have been retroactively adjusted to reflect the stock splits.

Research and Development. Research and development costs are expensed as incurred.

Income Taxes. The Company recognizes income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”), using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of enacted tax law.

SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets which may not be realized.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that the Company make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on the Company’s tax provision in a future period.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - on interpretation on FASB Statement No. 109” ("FIN 48") which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on its tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. With the adoption of FIN 48, the Company also began reporting tax-related interest and penalties as a component of income tax expense.

Long - Lived Assets. The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal ofLong-Lived Assets, (“SFAS 144”) which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the present value of estimated future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Net Loss Per Share. Basic loss per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase. Diluted loss per share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. As the Company incurred net losses for the years ended December 31, 2007, 2006 and on a cumulative basis potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive. The weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for 2007, 2006 and on a cumulative basis was 3,505,491, and 2,953,204 and 6,765,118, respectively.

Comprehensive Loss. Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources.

Translation of Foreign Currencies. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income (loss), net. The functional currency is the local currency for all non-U.S. subsidiaries.

Restricted Stock. The Company has granted restricted stock awards, restricted by a service condition, with vesting periods of up to 3 years. Restricted stock awards are valued using the fair market value of the Company’s common stock as of the date grant. The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. The remaining unvested shares are subject to forfeitures and restrictions on sale, or transfer, up until the vesting date.

Stock-Based Compensation Expense Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards adjusted to reflect only those shares that are expected to vest. Our implementation of SFAS 123(R) used the modified-prospective-transition method where the compensation cost related to each unvested option as of January 1, 2006, was recalculated and any necessary adjustment was recorded in the first quarter of adoption.

We made the following estimates and assumptions in determining fair value:

•
Valuation and amortization method — We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

•
Expected Term — The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We applied the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and 110.

•	Expected Volatility — The Company’s expected volatilities are based on historical volatility of comparable public companies.

•
Expected Dividend — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

•	Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1. Nature of Activities and Summary of Significant Accounting Policies (contd.)

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of Fin 48 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and as a result, is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB statement No. 115” ("SFAS19") . This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirement to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the impact of adopting SFAS 159, we do not expect that it will have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The effect of adoption of SFAS 141R will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, classified as a component of equity and accounted for at fair value. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The effect of adoption of SFAS 160 will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 160.

2.  Ability to Continue as a Going Concern.

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses and negative cash flow since inception and currently has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on several factors.

The Company has had minimal revenues and has incurred losses due to start up costs from inception through December 31, 2007. The Company has raised approximately $31.8 million dollars to date through the sale of preferred stock. An additional $2 million of cash has been generated through the sale of its subsidiary, Wahoo Ethanol, LLC, with an additional $8 million through the dissolution of the Sutton Ethanol Joint venture. The Company will have to raise significantly more capital and secure a significant amount of debt to complete its business plan and continue as a going concern. In addition, the recent increase in feedstock prices has significantly decreased the margin available to ethanol and biodiesel producers on each gallon produced. The Company has no ethanol or biodiesel plants in operation as of December 31, 2007. Management plans to begin operations of its biodiesel facility and glycerin refinery in India and begin importing biodiesel for sale in the U.S. during 2008. Although the biodiesel plant will provide some cash flow it will be insufficient to allow development of the ethanol facilities noted above.

Management believes that it will be able to raise additional capital through equity offerings and debt financings. Should the Company not be able to raise enough equity or debt financings it may be forced to sell proposed plant sites to other ethanol producers to generate cash to continue the Company’s business plan. The Company’s goal is to raise additional funds needed to construct and operate ethanol and biodiesel facilities through public stock offerings and debt financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

3. Marketable Securities.

The Company’s marketable securities consist of fixed interest bank time deposits which generally have maturities to the Company of 120 days and as a result could not be classified as cash and cash equivalents and accordingly have been classified as available for sale and carried at fair value. At December 31, 2007, there were only nominal differences between cost and fair value of these instruments and as a result no fair value changes have been recorded to accumulated other comprehensive income. During 2007 there were no realized gains or losses on these securities.

4. Property, Plant and Equipment.

Property, plant and equipment consist of the following:

	December 31, 2007	December 31, 2006
Land	$3,734,623	$1,956,995
Furniture and fixtures	52,747	-0-
Construction in progress	15,800,752	12,770,923
Total gross property, plant & equipment	19,588,122	14,727,918
Less accumulated depreciation	(3,035)	-0-
Total net property, plant & equipment	$19,585,087	$14,727,918

For the year ended December 31, 2007, the Company recorded $3,035 in depreciation. Since the Company did not have any equipment in service during 2006, no depreciation expense was recorded for that period. The company determined that certain construction in progress costs associated with the repurchase of assets from the Sutton Joint Venture were impaired and an amount of $5,114,236 was recognized as a loss on impairment, during 2007.

In January and February 2007 the Company canceled orders for equipment and services included in property, plant and equipment at December 31, 2006 and received a refund of previously advanced funds of $2,775,000, which was been credited to such account.

As of December 31, 2007, the Company had paid approximately $15.3 million of the Company’s $15.5 million funding commitment to its subsidiary, International Biofuels, inc. for plant construction costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

5. Other Assets.

Other assets consists of payments for land options for possible future ethanol plants, Web domain names purchased by the Company, purchased customer lists, prepaid expenses, deposits and contract lease prepayments.

	December 31, 2007	December 31, 2006
Current
Letter of Credit securing material purchases	$500,000	$-0-
Land options	164,536	-0-
Interest receivable	9,699	-0-
	$674,235	$-0-
Long Term
Land options	$-0-	$515,500
Domain names	46,098	28,000
Deposits	22,390	-0-
Contract lease prepayments	-0-	530,372
	$68,488	$1,073,872

Land options in the amount of $445,125 were expensed during the year ended December 31, 2007, as they either expired or were considered impared.

6. Intangible Assets.

Intangible assets consist of purchased customer lists (acquired in 2007 in connection with the Biofuels Marketing Acquisition discussed in Note 12), which will be amortized over an estimated useful life of 18 months. As of December 31, 2007, intangible assets had a cost basis of $233,334. For the year ended December 31, 2007, the Company recorded $66,666 in amortization.

7. Debt.

On November 16, 2006, the Company entered into a short-term loan agreement with one of its directors pursuant to which the Company borrowed $1,000,000 at 10% interest per annum for a period of nine months or until funds were raised through a private placement sufficient to repay the loan amount. On December 28, 2006 the Company borrowed an additional $250,000 under the same terms and conditions from the same director. The note was repaid in full on August 16, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

8. Operating Leases

The Company has non-cancelable operating leases primarily for office space and a research and development facility in Butte, Montana. These leases expire at various dates through October 14, 2009. The Butte, Montana facility contains provisions for purchase of the land and building underlying the lease at the end of each lease year. Expense for operating leases totaled $101,331 in 2007 and $48,874 in 2006.

Future minimum operating lease payments as of December 31, 2007, are:

Rental Payments
2008	$257,850
2009	188,536
Thereafter	-0-
$446,386

9. Stockholders Equity.

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and 65,000,000 shares of preferred stock, $0.001 par value.

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

		Shares Issued and Outstanding
	Authorized	December 31,
	Shares	2007	2006

Series A	5,000,000	-	4,999,999
Series B	40,000,000	6,487,491	2,828,996
Undesignated	20,000,000	—	—

	65,000,000	6,487,491	7,828,995

Our Articles of Incorporation authorize our board to issue up to 65,000,000 shares of preferred stock, $0.001 par value, in one or more classes or series within a class upon authority of the board without further stockholder approval.

Significant terms of the designated preferred stock are as follows:

Voting. Holders of our Series B preferred stock are entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Preferred Stock held by such holder could be converted as of the record date. Cumulative voting with respect to the election of directors is not allowed. Currently each share of Series B preferred stock is entitled to one vote per share of Series B preferred stock. In addition, without obtaining the approval of the holders of a majority of the outstanding preferred stock, the Company cannot:

·	Increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B preferred stock;

·	Effect an exchange, reclassification, or cancellation of all or a part of the Series B preferred stock, including a reverse stock split, but excluding a stock split;

·	Effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series B preferred stock; or

·	Alter or change the rights, preferences or privileges of the shares of Series B preferred stock so as to affect adversely the shares of such series.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Dividends. Holders of all of our shares of Series B Preferred Stock are entitled to receive non-cumulative dividends payable in preference and prior to any declaration or payment of any dividend on common stock as may from time to time be declared by the board of directors out of funds legally available for that purpose at the rate of 5% of the original purchase price of such shares of preferred stock. No dividends may be made with respect to our common stock until all declared dividends on the preferred stock have been paid or set aside for payment to the preferred stock holders. To date, no dividends have been declared.

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock are entitled to receive, prior and in preference to any payment to the holders of the common stock, $3.00 per share plus all declared but unpaid dividends (if any) on the Series B Preferred Stock. If the Company’s assets legally available for distribution to the holders of the Series B Preferred Stock are insufficient to permit the payment to such holders of their full liquidation preference, then the Company’s entire assets legally available for distribution are distributed to the holders of the Series B Preferred Stock in proportion to their liquidation preferences. After the payment to the holders of the Series B Preferred Stock of their liquidation preference, the Company’s remaining assets legally available for distribution are distributed to the holders of the common stock in proportion to the number of shares of common stock held by them. A liquidation, dissolution or winding up includes (a) the acquisition of the Company by another entity by means of any transaction or series of related transactions to which the Company is party (including, without limitation, any stock acquisition, reorganization, merger or consolidation but excluding any sale of stock for capital raising purposes) that results in the voting securities of the Company outstanding immediately prior thereto failing to represent immediately after such transaction or series of transactions (either by remaining outstanding or by being converted into voting securities of the surviving entity or the entity that controls such surviving entity) a majority of the total voting power represented by the outstanding voting securities of the Company, such surviving entity or the entity that controls such surviving entity, or (b) a sale, lease or other conveyance of all or substantially all of the assets of the Company.

Conversion. Holders of Series B Preferred Stock have the right, at their option at any time, to convert any shares into common stock. Each share of preferred stock will convert into one share of common stock, at the current conversion rate. The conversion ratio is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like. In addition, at such time as the Registration Statement covering the resale of the shares of common stock is issuable, then all outstanding Series B Preferred Stock shall be automatically converted into common stock at the then effective conversion rate.

Registration Rights Agreement liquidating damages for certain common and Series B Preferred Stock holder. Certain holders of shares of our common stock (including holders of Warrants exercisable for common stock) and holders of shares of our Series B Preferred Stock (including holders of Warrants exercisable for Series B Preferred Stock) are entitled to have their shares of common stock (including common stock issuable upon conversion of Series B Preferred Stock) registered under the Securities Act within but no later than 30 days after the Reverse Merger Closing date, December 7, 2007, pursuant to the terms and subject to the conditions set forth in a Registration Rights Agreement entered into among the Company and such holders. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act.

To date, the registration statement has not been filed, therefore the Company is required to make pro rata payments to each eligible stock investor as liquidated damages and not as a penalty, in the amount equal to 0.5% of the aggregate purchase price paid by such investor for the preferred stock for each thirty (30) day period or pro rata for any portion thereof following the date by which or on which such Registration Statement should have been filed or effective, as the case may be. Payments shall be in full compensation to the investors, and shall constitute the investor's exclusive remedy for such events. The amounts payable as liquidated damages shall be paid in shares of common stock.

Series A Conversion.

In December 2007, in connection with the Reverse Merger, American Ethanol converted all Series A Preferred Stock into common stock of AE Biofuels, Inc. at a two-for-one ratio.

Common Stock

During 2007, the Company reacquired 800,000 shares from its former CEO (under the terms of a repurchase agreement) upon his voluntary termination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Company issued 200,000 shares in fiscal 2007, for the purchase of Biofuels Marketing, Inc. As discussed in Note 11, 100,000 of these shares are subject to vesting based on the continued employment of one key employee.

10. Private Placement of Preferred Stock and Warrants

In connection with the sale of our Series A and B Preferred Stock, we issued to our placement agent warrants to purchase a number of shares of our Common Stock representing up to 8% of the shares of Series A and Series B Preferred Stock sold. The warrants are exercisable for a period of seven years from the date of issuance, have a net exercise provision and are transferable. The shares of the Company’s common stock issuable upon exercise of the warrants must be included in any Registration Statement filed by the Company with the Securities and Exchange Commission. Further, subject to certain conditions, the Company has indemnified the placement agents and affiliated broker-dealers against certain civil liabilities, including liabilities under the Securities Act.

A summary of warrant activity for placement warrants for 2007 and 2006 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2005	-	-	-
Granted	1,020,653	$1.82
Exercised	-	-
Outstanding, December 31, 2006	1,020,653	1.82	1,020,000	6.7
Granted	527,421	3.00
Exercised	-	-
Outstanding, December 31, 2007	1,548,074	$3.00	1,548,074	6.1

The warrants are considered equity instruments. Since they were issued as a cost of the issuance of the Series A and B preferred stock, the fair value of these warrants has effectively been netted against the preferred stock sale proceeds.

One member of AE Biofuels’ board of directors and a significant shareholder of the Company is a registered representative of the placement agent. He received a portion of the compensation paid to the placement agent and received 976,721 of the warrants issued from the Series A and B financing.

Warrants

In July 2007, we issued 1,200,000 revocable warrants to Thames Advisory, Ltd. and paid $200,000 in consulting fees in exchange for potentially raising a $200 million debt facility. The warrants are earned on the percentage of the offering that is successfully raised before June 30, 2008. To date no warrants have been earned and none are exercisable since no fundraising has occurred.

In February 2007, we issued 5,000 warrants to a consultant as compensation for services rendered. These warrants are immediately exercisable at $3.00 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

11. Stock- Based Compensation

Common Stock Reserved for Issuance

AE Biofuels authorized the issuance of 4,000,000 shares under the 2007 Stock Plan for stock option awards, which includes both incentive and non-statutory stock options. These options generally expire ten years from the date of grant and are exercisable at any time after the date of the grant. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option.

The following is a summary of options granted under the 2007 Stock Plan:

		Options Outstanding
	Shares Available	Number	Weighted-Average
	For Grant	of Shares	Exercise Price
Balance as of December 31, 2006	-	-	-
Authorized (2007 plan inception)	4,000,000
Granted	(1,984,000)	1,984,000	$3.00
Exercised	-	-	-
Canceled	-	-	-
Balance as of December 31, 2007	2,016,000	1,984,000	$3.00

The weighted average remaining contractual term is 9.78 years at December 31, 2007. The aggregate intrinsic value of the shares outstanding at December 31, 2007 is $18,848,000. The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price of $12.50 as of December 31, 2007 over the options holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant fair value of these awards is $1.13.

Included in the table above are 517,000 options issued to consultants in November 2007. These options had an exercise price of $3.00 and generally vest over 3 years. At December 31, 2007 the weighted average remaining contractual term was 4.9 years. The Company recorded expense of $296,071 which reflects the fair value valuation and periodic fair value remeasurement of outstanding consultant options under Emerging Issues Take Force, or EIFT, No. 96-18, “Accounting for Equity Instruments That are issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”). The valuation using the Black-Scholes model is based upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in EITF 96-18.

Options vested and exercisable at December 31, 2007 and 2006 were 817,000 and 12,500, with weighted average exercise prices of $2.85 and $1.50, respectively.

Non-Plan Stock Options

In Fiscal 2006, 290,000 stock options were issued outside of any stock option plan, of which 50,000 were forfeited during 2007. For the remaining 240,000 options outstanding as of December 31, 2007, the weighted average remaining contractual term is 8.14 years. The grant date fair value of this award is $.25.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value calculations for options granted within the period are based on the following weighted average assumptions:

	Fiscal Year Ended December 31,
	2007	2006

Risk-free interest rate	3.01 to 5.00%	5.00%
Expected volatility	61.9%	53.6%
Expected life (years)	3.31	3.75
Weighted average fair value per share of common stock	$0.47	$0.13

The Company incurred stock compensation expense of $1,274,500 and $363,460 in fiscal 2007 and 2006, respectively, for options granted to our general & administrative employee and consultants. Therefore all stock option expense was classified as general and administrative expense. Stock compensation expenses to consultants for 2007 and 2006 was $296,071 and 0 respectively.

As of December 31, 2007 and 2006, there was $696,048 and $60,058, respectively, of total unrecognized compensation expenses under FAS 123R, net of estimated forfeitures, related to stock options that the Company will amortize over the next four fiscal years.

In January 2006, the Company issued employees 4,400,000 shares of common stock at $.0025 per share in the form of restricted stock awards in connection with employment agreements under restricted unit purchase agreements. These shares were issued as an incentive to retain key employees and officers and will vest over 3 years.

The following table summarizes the Company’s repurchase rights under these agreements:

	Number of Shares	Weighted Average Grant Date Fair Value

Repurchasable shares of January 1, 2006	4,400,000.0025
Vested	(1,550,000)	(.0025)
Forfeited	–	–
Repurchasable shares of December 31, 2006	2,850,000.0025
Vested	(950,000)	(.0025)
Forfeited	(800,000)	(.0025)
Repurchasable shares of December 31, 2007	1,100,000.0025

12.  Acquisitions, Divestitures and Joint Ventures.

Private Company Acquisitions. On February 1, 2006 American Ethanol, Inc. acquired all of the membership interests in three development stage companies: Wahoo Ethanol LLC, Sutton Ethanol LLC and Illinois Valley Ethanol LLC in exchange for an aggregate of 3,752,000 shares valued at $488,000 of American common stock. The transaction was accounted for as a dividend to stockholders. Wahoo and Sutton were 100% owned by two individuals who also owned 25.5% of the original founder’s common stock of American. As a part of the purchase of Wahoo and Sutton, American paid these two individuals $400,000 which represents their capital contributions to these companies. The founders of these two companies subsequently became the President and Executive Vice President of American. Subsequent to the purchase of Wahoo, American settled a preacquisition outstanding claim by one of Wahoo’s former advisors for $133,000. This settlement was paid by American Ethanol.

E85 Joint Venture. On January 17, 2007, American Ethanol, Inc. received a $5 million advance from E85, Inc., a Delaware corporation pursuant to a signed Memorandum of Understanding between the parties. E85, Inc. is an entity primarily owned by Mr. C. Sivasankaran, the founder and Chairman of Siva Limited, Sterling Infotech, and other businesses.

Subsequently, on March 1, 2007, American Ethanol entered into various agreements, including a Joint Development Agreement, with E85, Inc. The transactions caused no dilution to American Ethanol shareholders, and no shares or warrants were issued. Terms of the agreement included binding terms related to funding the expected $200 million construction of American Ethanol’s Sutton, Nebraska ethanol plant, as well as non-binding terms related to funding three additional ethanol plants.

The American Ethanol agreements with E85 included the following terms:

·
American Ethanol agreed to sell all of its interest in and to its wholly-owned subsidiary, Wahoo Ethanol, LLC, to E85 for the purchase price of $2 million, resulting in a gain on sale to American of $854,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

·
American Ethanol, through its wholly owned subsidiary Sutton Ethanol, LLC, was currently developing an ethanol production facility to be located near Sutton, Nebraska, which had a permitted production capacity of approximately 115 million gallons per year (the "Sutton Project"). E85 agreed to acquire a 50% membership interest in Sutton Ethanol, LLC for a total equity contribution of $58 million, of which $24 million was funded on March 26, 2007 and American Ethanol agreed to make an additional equity contribution to Sutton Ethanol, LLC of $34 million. American Ethanol would retain a 50% membership interest in Sutton Ethanol, LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

12.  Acquisitions, Divestitures and Joint Ventures (contd.).

·
In addition, American Ethanol would have the lead responsibility to negotiate, on behalf of Sutton Ethanol, LLC the terms and conditions of a turnkey, engineering, procurement and construction contract ("EPC Contract") with a suitable qualified construction contractor ("Contractor"), which EPC Contract would have terms and conditions sufficient to allow the Sutton Project to obtain, on commercially reasonable terms, non-recourse construction and term loan financing in an amount of approximately $100,000,000 (the "Financing"), including, without limitation, a completion guarantee from the Contractor that would be backed by a performance bond. E85 would assist American Ethanol in such negotiations as reasonably requested by American Ethanol. In addition, American Ethanol would have the lead responsibility to negotiate, on behalf of Sutton Ethanol, LLC, the terms and conditions of the Financing. E85 would assist American Ethanol in such negotiations as reasonably requested by American Ethanol.

·
E85 and American Ethanol agreed that American Ethanol would enter into a management agreement with Sutton Ethanol, LLC to manage the operation of the Sutton ethanol facility on such terms and conditions as are consistent with an arms length management agreement for ethanol facilities of a similar type and size.

·
E85 and American Ethanol agreed that American Ethanol or its biofuels marketing subsidiary would enter into an exclusive marketing agreement with Sutton Ethanol, LLC to market ethanol and any other products from the Sutton ethanol facility for a fee to American Ethanol of one percent (1.0%) of gross sales, and on such terms and conditions as are consistent with arms length marketing agreements for ethanol facilities of a similar type and size; and

·	The parties recited their intent to pursue the development and construction of three additional ethanol facilities on terms and conditions substantially similar to those for the Sutton Project.

·	In addition, American Ethanol, Inc. entered into the following credit facilities with Siva Limited, a Bermuda corporation, an affiliated entity of E85, Inc:

·
Siva Limited agreed to loan American Ethanol up to $4.5 million for the purpose of investing in American Ethanol’s International Biofuels subsidiary for the continued construction of a 50 million gallon biodiesel facility. If the note is repaid prior to thirty days from the date of the advance, no interest would be due. If the note was not fully paid in that time period, interest would accrue at the rate of 2.5% per month and the note shall mature 12 months from the date of closing. Interest was payable quarterly. The loan was secured by a pledge by American Ethanol of 6% of the membership units of Sutton Ethanol, LLC

·
Siva Limited agreed to loan American Ethanol $32 million for the purpose of funding American Ethanol’s remaining equity contribution to Sutton Ethanol, LLC. If the funds are borrowed, the loan would bear interest at the rate of 15% per annum, and would be due and payable on December 30, 2007. Interest was payable quarterly. The loan was secured by a pledge by American Ethanol of 35% of the membership units of Sutton Ethanol, LLC. American Ethanol was not obligated to borrow under this facility.

In connection with the agreements with E85 and Siva Limited described above, an affiliate of Siva Limited purchased from Janikiram Ajjarapu all 8,100,000 shares of common stock of American Ethanol held by Mr. Ajjarapu, a former officer and director of American Ethanol.

Prior to American Ethanol acquisition of the Sutton and Wahoo membership interest, Geneva Capital was engaged to perform certain consulting services in exchange for cash and stock in the company. In June, 2006, Geneva Capital brought action against Sutton and Wahoo claiming breach of contract under these agreements. Janikiram Ajjarapu and American Ethanol agreed to settle this litigation with Geneva Capital, releasing American Ethanol from any liability related to this litigation. In addition, American Ethanol received a reimbursement of legal expenses in the amount of $200,000 which was recorded as additional paid in capital. The settlement and stock sale transaction, subject to final closing conditions, closed in March 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

12. Acquisitions, Divestitures and Joint Ventures (contd.).

On August 14, 2007 by mutual agreement of the parties American and E-85 dissolved their joint venture. American purchased E-85’s 50% interest in the Sutton JV for $16 million in cash which they borrowed on a short term basis from the JV. As part of this repurchase American terminated its design contract with Delta T and was required to write off approximately $5.2 million in design work previously done by Delta T and its contractors and carried in construction in progress of the JV. This $5.2 million is included as an expense of the company as of December 31, 2007. To compensate American for this loss, American was allowed to retain the remaining $8 million invested in the JV by E-85. This $8 million gain has been included in the statement of operations as gain from sale of subsidiary. All previous agreements between American and E-85, including the loan facilities with Siva Limited, were terminated as of the date of the repurchase of the Sutton shares.

Public Company Acquisition. On June 23, 2006 American Ethanol acquired approximately 88.3% of the outstanding common stock of Marwich from three principal shareholders and directors of Marwich for $675,000. The purchase price, net of current year expenses, ($662,406) was accounted for as a reduction of Additional Paid in Capital as a step in a reverse merger transaction. In connection with this transaction, the three directors of Marwich resigned from the board and two members of American’s management, were named as directors of Marwich. Also on June 23, 2006, American Ethanol entered into an Agreement and Plan of Merger (subsequently amended and restated on July 19, 2007) with Marwich pursuant to which American Ethanol would merge with and into Marwich and (i) each issued and outstanding share of American Ethanol Common Stock (including Common Stock issued upon conversion of American Ethanol Series A Preferred Stock, which will automatically convert into Common Stock immediately prior to the closing of the Merger) and Series B Preferred Stock will be converted into Series B Preferred Stock which is convertible into common stock at the holder’s discretion on a one for one basis, respectively, of Marwich, and (ii) each issued and outstanding option and warrant exercisable for common stock of American Ethanol will be assumed and converted into an option or warrant exercisable for common stock of Marwich. The Merger is subject to the approval of both American’s and Marwich’s shareholders and certain other conditions. Upon the effectiveness of the Merger, Marwich would change its name to AE Biofuels, Inc. The 3,343,200 shares of Marwich purchased by American Ethanol will be retired upon the completion of the Merger.

On December 7, 2007, the Merger was completed and the former shareholders of American Ethanol were issued 84,114,998 shares of AE Biofuels, Inc. common stock in exchange for all of the outstanding shares of American Ethanol common stock, 6,487,491 shares of AE Biofuels, Inc. Series B Preferred Stock in exchange for all of the issued and outstanding shares of American Ethanol’s Series B Preferred Stock, and assumed options and warrants exercisable for 4,229,000 shares of common stock and 748,074 shares of Series B Preferred Stock, respectively. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with American Ethanol as the acquirer and the Company as the acquired party.

Marketing Company Acquisition. On September 1, 2007, American Ethanol purchased the assets of Biofuels Marketing, a Nevada corporation, in exchange for 200,000 shares of American Ethanol stock valued at $3.00 per share. Of the shares issued, 50% are contingent upon the continued employment of Sanjeev Gupta and will be accounted for as compensation expense as earned. Total compensation expense recorded to date under this award was $50,000. Of the purchase price, $300,000 was assigned to the primary asset acquired, which was a customer list, which is being amortized over 18 months. Amortization expense to date is $66,666.

India Company Formation. On July 14, 2006 the Company, through a wholly owned subsidiary, International Biofuels, Inc. and its wholly owned subsidiary, International Biodiesel, Ltd., LLC, a Mauritius incorporated company, entered into a joint venture biodiesel project agreement with Acalmar Oils & Fats Limited, an Indian company. The purpose of the joint venture is to build an approximate 50 MMGY biodiesel production facility adjacent to the existing palm oil plant in Kakinada, India with such fuel being exported from India to the U.S. for sale. By the terms of the agreement the Company will contribute approximately $15.4 million and Acalmar will contribute its edible palm oil facility in India to the joint venture through a leasing arrangement. The Company will own through its subsidiary a 74% interest in the venture while Acalmar will own 26% once the final payments under the agreement are made. At December 31, 2006 the Company had advanced the joint venture $3,380,000 toward the construction of the biodiesel facility and during the year ended December 31, 2007 contributed an additional $11,930,000 (a total of $15,280,000).

Subsequent to December 31, 2007, the Company agreed to purchase Acalmar’s 26% interest in the joint venture and as of June 30, 2008 the Company will own 100% of the India venture. For the year ended December 31, 2007, Universal Biofuels Pvt.Ltd. contributed income of $594,295 to the consolidated income, principally from foreign currency exchange gains and interest income. This income is not subject to U.S. Federal Taxation until it is repatriated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

13. Land options and purchases.

AE Biofuels and its subsidiary American Ethanol, Inc., has acquired options to purchase land in various locations in Nebraska and Illinois. The terms of these options are typically from one to two years and provide that AE Biofuels, Inc. has the right to acquire the land for a set price per acre subject to the satisfaction, in AE Biofuels' sole discretion, of its due diligence. The following lists the locations in which American Ethanol has acquired options on land as of the date of this Report.

On March 2, 2006, Wahoo purchased two parcels of land in Wahoo, Nebraska. The total purchase price was $1,359,590. These parcels were subsequently sold to E85.

On March 17, 2006, Sutton purchased land for its plant location in Sutton, Nebraska for the price of $597,406.

On February 20, 2006, AE Biofuels entered into an option agreement to purchase approximately 180 acres of land for a plant location in Grand Island, Nebraska. American paid $100,000 for this option which expires March 17, 2007. Subsequent to December 31, 2007, American extended these options for an additional six months at a cost of $25,000. This property was released and option cost of $125,000 was recognized as an expense.

On March 3, 2006, AE Biofuels entered into two option agreements to purchase approximately 396 acres of land for a plant location in Webster County, Nebraska. American paid $100,000 for the options which expire March 1, 2007. American exercised its right to extend these options for a period of one year and paid an additional $3,600 in March 2007 for such extension. This property was released and option cost of $104,625 was recognized as an expense.

On April 11, 2006, Illinois Valley entered into an option agreement to purchase approximately 363 acres of land in Dwight, Illinois. AE Biofuels paid $150,000 for this option which expired September 15, 2006. This property was released and option cost of $150,000 was recognized as an expense.

On April 27, 2006, AE Biofuels entered into an option agreement to purchase approximately 145 acres of land for a plant location in Burt County, Nebraska. AE Biofuels paid $50,000 for the option which expired July 1, 2006. AE Biofuels elected not to exercise this option and recorded a $50,000 expense in July 2006 for the cost of the unexercised option.

On May 13, 2006, AE Biofuels acquired through assignment 4 options to purchase approximately 175 acres of land for a plant location in Danville, Illinois. AE Biofuels paid $50,000 for these options which were exercised in December 2006 and the purchase, totaling $2,319,995 closed on March 13, 2007 and is held by Danville Ethanol, LLC.

On June 1, 2006, AE Biofuels acquired an option to purchase approximately 204 acres of land for a plant site in Gilman, IL. AE Biofuels paid $15,000 for this option which expires on June 1, 2008.

On August 8, 2006, the Company acquired an option to purchase approximately 400 acres of land for a plant site in Red Cloud, NE for a cost of $100,000. The option expired on August 8, 2007 and option costs of $100,000 was recognized as expense.

On August 14, 2006, the Company acquired an option for 373 acres of land in Litchfield, IL. The Company paid $18,000 for such option and it expires August 1, 2008. During 2007, $18,000 was recognized as an expense for this option.

On September 30, 2006, the Company acquired an option for 183 acres in Burt County, NE. The Company paid $147,500 for the option. This option expired July 1, 2007 and the option cost of $147,500 was recognized as an expense.

On October 14, 2006, the Company acquired an option for 200 acres known as Stillman Valley in Ogle County, IL. The Company paid $35,000 for the option and it expires on August 1, 2008.

On October 15, 2006, the Company acquired an option to purchase approximately 186 acres of land for a plant site in Gridley, IL. The cost of this option was $74,500 and it expires on October 15, 2009.

On June 1, 2006, AE Biofuels acquired through assignment an option to purchase approximately 200 acres in Mason County, Illinois. No cash was paid in exchange for the option, which expires April 15, 2008; provided, however, that if AE Biofuels decides to exercise the option, it will issue to the landowner 200,000 shares of AE Biofuels Common Stock. AE Biofuels has the right to extend the term of the option to February 14, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The aggregate purchase price of all land currently under option, if all options are exercised, is $10,114,230. Currently, AE Biofuels is evaluating each site as to the adequacy of utilities, zoning, subsurface structures and the like and the exercise of any option will be dependent upon the result of American Ethanol’s analysis of these and other factors.

Currently, AE Biofuels is evaluating each site as to the adequacy of utilities, zoning, subsurface structures and the like and the exercise of any option will be dependent upon the results of American Ethanol’s analysis of these and other factors.

14. Commitments.

Third Party Contracts: The Company engaged a third party in January 2006 for administrative, paralegal and staff support for $15,000 a month for three years. The Company also amended an arrangement with two individuals for financial advisory and management consulting services in January 2006 in the amount of $180,000 plus $10,000 per month (for a one year minimum) and 2,120,000 shares of common stock.

Construction Contracts: The Company contracted with Desmet Bellastra India Put. Ltd. to build a glycerin plant in Kakinada, India. At December 31, 2007 construction contracts were outstanding for $1.85 million that will be funded with cash in our India subsidiary.

15. Related party transactions.

A number of related party transactions occurred during 2007 and 2006, and are summarized below:

A director and significant shareholder of the Company loaned the Company $1,250,000 in two transactions in November and December 2006. The loans are short term notes with a term of nine months from the date of issue (November 16, 2006 for $1,000,000 and December 28, 2006 for $250,000) and carry a 10% per annum interest rate. The Company repaid $750,000 in principal plus accrued interest during the three months ended March 31, 2007. During the three months ended September 30, 2007, the Company borrowed an additional $575,000 from this individual under the same terms. The monies were used by the Company to pay operating expenses and to meet payment deadlines to our International Biofuels operation in India. The amounts owed under this obligation were repaid and as of December 31, 2007 nothing is owed.

Chadbourn Securities has acted as one of the Company’s placement agents with respect to the Company’s Series A and Series B Preferred Stock offerings throughout 2006 and 2007. One of the Company’s directors and shareholders is an agent of Chadbourn and receives payments from Chadbourn related to the sale of stock along with other non-related parties. During 2007 the Company paid $314,602 in fees and issued warrants exercisable for 195,388 shares of the Company’s Series B Preferred Stock at an exercise price of $3.00 per share in connection with the Company’s Series B Preferred Stock offering. During 2006, the Company paid $911,981 in fees and issued warrants exercisable for 800,000 shares of the Company’s common stock at an exercise price of $1.50 and warrants exercisable for 226,320 shares of the Company’s Series B Preferred Stock at an exercise price of $3.00 per share in connection with the Company’s Series A and Series B Preferred Stock offerings.

The Company and Eric A. McAfee, the Company's Chief Executive Officer and Chairman of the Board, are parties to an agreement pursuant to which the Company pays Mr. McAfee a monthly fee of $10,000 per month for services rendered to the Company as a director and officer. For the years ended December 31, 2007 and 2006, the Company paid Mr. McAfee $120,000 and $110,000, respectively, pursuant to this agreement.

The Company and CM Consulting are parties to an agreement pursuant to which the Company rents 20 hours per month of time on an aircraft owned by CM Consulting until February, 2008. The Company paid an upfront fee of $360,000 starting February 2006 for 24 months of usage. For the year ended December 31, 2007 and 2006, the Company expensed $180,000 and $150,000 of this rental fee, respectively. CM Consulting is 50% owned by Eric McAfee, a director, officer and significant shareholder of the Company.

Cagan McAfee Capital Partners is owned by two directors of the Company and provides office services and advisory services under an advisory agreement with the Company. For the year ended December 31, 2007, the Company paid Cagan McAfee Capital Partners $180,000 for advisory services and $180,584 for office services and travel expenses.

The Industrial Company (TIC) and Delta-T are companies involved in the design and construction of ethanol plants in the United States. In January 2006 they became strategic partners and founding shareholders of the Company. In 2006 the Company paid TIC and Delta-T approximately $7.5 million for services related to the design and initial construction work on the Company’s Sutton Ethanol, LLC ethanol plant facility. In August 2007 the Company and TIC terminated their relationship, wrote off approximately $5.2 million in design work and construction in progress. TIC and Delta-T and are no longer a considered a strategic partner of the Company.

During October and December, we sold $6,127,727 of commodities to our joint venture partner, Acalmar Oils and Fats, Ltd. Amounts due from Alcamar Oils and Fats, Ltd. have been presented on the balance sheet as Accounts receivable - related party. These sales were made at prevailing market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

16. Income Tax

The Company files a consolidated federal income tax return. This return includes all corporate companies 80% or more owned by the Company as well as the Company’s pro-rata share of taxable income from pass-through entities in which Company holds an ownership interest. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Components of tax expense consist of the following:

	Year Ended December 31,
	2007	2006
Current:
Federal	$33,664	$-0-
State and local	19,421	-0-
Foreign	25,499	-0-
	78,584	-0-
Deferred:
Federal	-0-	-0-
State and local	-0-	-0-
Foreign	-0-	-0-
	-0-	-0-
Income tax expense	$78,584	$-0-

U.S. loss and foreign income before income taxes are as follows:

	Year Ended December 31,
	2007	2006
United States	$(5,585,407)	$(6,069,081)
Foreign	619,794	0
Income before income taxes	$(4,965,613)	$(6,069,081)

Income tax expense differs from the amounts computed by applying the statutory U.S. Federal income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2007	2006
Income tax expense at the federal statutory rate of 26%	$(1,313,509)	$-
Increase (decrease) resulting from:
Net gain on sale of subsidiary	(805,212)	-
Non-deductible other costs	5,232	-
Stock Compenstion	331,880	-
Foreign Income	(154,754)	-
Return to provision	50,198
Valuation Allowance	1,964,749	-
Income tax expense	$78,584	$-

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Organization and start-up costs	$4,733,550	$2,276,589
Equity based compensation	185,024	224,750
Loss on purchase of subsidiary	9,323	364,315
Other, net	(6,603)	0
Total gross deferred tax assets	4,921,294	2,862,474
Less valuation allowance	(4,921,294)	(2,862,474)
Deferred tax assets - long term, net	$0	$-0-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Based on our evaluation of current and anticipated future taxable income, we believe it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation reserve has been set against these net deferred tax assets.

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries.  At December 31, 2007, these undistributed earnings totaled approximately $598,000.  If some of these earnings were distributed, some countries may impose withholding taxes.  In addition, as foreign taxes have previously been paid on these earnings, we would expect to be entitled to a U.S. foreign tax credit that would reduce the U.S. taxes owed on such distribution.  As such, it is not practicable to determine the net amount of the related unrecognized U.S. deferred tax liability.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007, and there was no impact to our financial statements.  FIN 48 clarifies the accounting for uncertainty in income tax positions.  FIN 48 provides that the tax affects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position.  Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.  This determination requires a high degree of judgment and estimation.  We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts.  Most of our unrecognized tax benefits would affect our effective tax rate if recognized.  Furthermore, we do not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

As of December 31, 2007, our unrecognized tax benefits were not significant.

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as India, Mauritius, and the United States. With few exceptions, we incorporated in 2006 and we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2006.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2007:

United States — Federal	2005 - present
United States — State	2005 - present
India	2006 - present
Mauritius	2006 - present

We file a U.S. Federal income tax return and tax returns in nine U.S. states, as well as in two foreign jurisdictions.  Currently, our U.S. Federal income tax returns dating back to 2005 are open to possible examination. Penalties and interest are classified as general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

17. Subsequent Events.

On January 23, 2008, International Biofuels, Ltd (IBL) and Acalmar Oils and Fats, Ltd. (Acalmar) entered into a Termination Agreement where IBL agreed to pay $900,000 in cash to obtain Acalmar’s interest in Universal Biofuels Pvt. Ltd. Acalmar was relieved of its obligation to fund any additional capital as part of this agreement. Acalmar will continue to manage the interest of AE Biofuels' subsidiary under the Operating and Maintenance Agreement.

On February 8 and 26, 2008, Laird Cagan, a director and related party, provided project financing to the Energy Enzymes subsidiary in the amount of $500,000 at a 10% interest per annum due and payable on December 31, 2008. Additional borrowings were made under this loan arrangement in the amount of $300,000 on February 26, 2008, in the amount of $300,000 on March 14, 2008, and in the amount of $600,000 on March 27, 2008.

18. Contingent Liabilities.

On July 18, 2007, Logibio Albany Terminal, LLC filed a complaint against American Ethanol, Sutton Ethanol and Eric McAfee, the Company’s chairman, in the United States District Court for the Eastern District of Virginia. The complaint sought a declaratory judgment and damages for alleged fraud and interference with business expectancy. The complaint claimed that defendants falsely claimed a fifty percent ownership interest in Logibio Albany Terminal, misrepresented its ability to provide financing for plaintiff, and interfered with plaintiff’s attempts to obtain financing from third parties.

The complaint alleged approximately $6.9 million in incidental losses related to break up fees associated with one financier’s decision not to provide financing and the alleged difference between the terms of potential financing and actual financing received. Counsel for Logibio informed counsel for American Ethanol that financing had closed and, therefore, additional damage claims of lost ability to obtain financing are moot. This claim was settled in October 2007 by mutual agreement of the parties with no payments or costs to either party.

The Company is aware that a shareholder, the Cordillera Fund, LP, asserts that it is entitled under Nevada dissenters' rights statutes to transfer 583,334 shares of Series B Preferred stock of American Ethanol, Inc. to the Company and to receive in exchange the fair market value for such shares from the Company. The Company has requested that the Cordillera Fund, LP, submit all factual information it may have that could support its assertion, but to date has received no such submission. The Company believes based upon their interpretation of the facts surrounding this matter and Nevada law that they have meritorious defenses against any claims by the Cordillera Fund, LP for dissenters rights. However any ultimate outcome of this matter is highly uncertain and difficult to predict at this early stage.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008

AE Biofuels, Inc.

/s/ Eric A. McAfee
________________________________________
Eric A. McAfee
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric A. McAfee and William J. Maender, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
	Title	Date
/s/ Eric A. McAfee	Chairman/Chief Executive Officer	March 28, 2008
Eric A. McAfee	(Principal Executive Officer and Director)

/s/William J. Maender	Chief Financial Officer and Secretary	March 28, 2008
William J. Maender	(Principal Financial and Accounting Officer)

/s/ Laird Q. Cagan	Director	March 28, 2008
Laird Q. Cagan

/s/ Michael Peterson	Director	March 28, 2008
Michael Peterson

/s/ Harold Sorgenti	Director	March 28, 2008
Harold Sorgenti

/s/ Surendra Ajjarapu	President and Director	March 28, 2008
Surendra Ajjarapu