Form 10-Q
period 2008-03-31
AE Biofuels, Inc.
filed 2008-05-15
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______to _________.

Commission file number: 00-51354

AE BIOFUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-0925128
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

20400 Stevens Creek Blvd., Suite 700
Cupertino, CA 95014
(Address of principal executive offices)

(408) 213-0940
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the Registrant’s Common Stock on May 12, 2008 was 84,885,920.

AE BIOFUELS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2008

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to AE Biofuels, Inc. and our subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AE BIOFUELS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2008	As of December 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$555,754	$720,402
Marketable securities	888,760	2,635,892
Accounts receivable	205,270	3,447,039
Accounts receivable - related party	-	6,127,727
Prepaid expenses	41,019	58,872
Other current assets	687,865	674,235
Total current assets	2,378,668	13,664,167

Property, plant and equipment, net	21,974,076	19,585,087
Intangible assets	183,334	233,334
Other assets	74,447	68,488
Total assets	$24,610,525	$33,551,076

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,446,157	$9,985,639
Income taxes payable	47,347	36,750
Short term borrowings (related party)	1,712,508	-

Total current liabilities	6,206,012	10,022,389

Commitments and contingencies (Notes 6, 7, 8, 13 and 16)
Stockholders' equity:
Series B Preferred Stock, $0.001 par value - 40,000,000 authorized; 6,270,491 and 6,487,491 shares issued and outstanding, respectively (aggregate liquidation preference of $18,811,473 and 19,462,473)	6,270	6,487
Common Stock - , $0.001 par value 400,000,000 authorized 84,785,920 and 84,557,462 shares issued and outstanding, respectively	84,785	84,557
Additional paid-in capital	34,072,405	33,707,953
Deficit accumulated during the development stage	(17,228,210)	(11,995,395)
Accumulated other comprehensive income	1,469,263	1,725,085
Total stockholders' equity	18,404,513	23,528,687

Total liabilities and stockholders' equity	$24,610,525	$33,551,076

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007	From November 29, 2005 (Inception) through March 31, 2008
Sales	$-	$-	$744,450

Cost of goods sold	-	-	735,000

Gross profit	-	-	9,450

Research and development	124,348	-	382,109
General and administrative expenses	1,962,005	1,440,446	22,776,471

Operating loss	(2,086,353)	(1,440,446)	(23,149,130)

Other income / (expense)
Interest income net of expense	13,541	(38,137)	111,290
Other income net of expenses	35,961	-	224,277
Gain from sale of subsidiaries and dissolution of joint venture	-	854,695	9,061,141
Gain (loss) on foreign currency exchange	-	-	497,954
Shareholder agreement cancellation payment	(900,000)	-	(900,000)
Registration rights payment	(2,274,402)	-	(2,274,402)
Income related to 50/50 joint venture			182,923

Loss before income taxes	(5,211,253)	(623,888)	(16,245,947)

Income taxes	(21,561)	-	(100,145)

Net loss	$(5,232,814)	$(623,888)	$(16,346,092)

Loss per common share
Basic and diluted	(0.06)	(0.01)	(0.22)
Weighted average shares outstanding
Basic and diluted	84,565,639	74,868,020	75,063,415

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		From November 29, 2005 (Inception) through March
	March 31, 2008	March 31, 2007	31, 2008
Operating activities:
Net loss	$(5,232,814)	$(623,887)	$(16,346,092)
Adjustments to reconcile net loss to
Net cash provided by (used in) operating activities:
Stock based compensation	364,463	45,409	2,002,423
Expired land options			445,124
Amortization and depreciation	53,131	-	122,906
Registration rights payment	2,274,402	-	2,274,402
Gain on sale of subsidiary	-	(854,695)	(854,695)
Loss on impairment of assets	-	-	5,114,236
Gain on dissolution of joint venture	-	-	(8,206,446)
Gains on forward currency contracts	-	-	(436,154)
Changes in assets and liabilities:
Accounts receivable	9,285,211	(395,700)	351,936
Prepaid expenses	3,647	43,501	(57,150)
Other assets	(5,999)	(2,167,297)	410,768
Accounts payable	(8,719,500)	(422,680)	655,432
Other liabilities	999,673	1,250	944,428
Income taxes payable	11,048	-	46,011
Net cash used in operating activities	(966,738)	(4,374,099)	(13,532,871)

Investing activities:			-
Purchases of property, plant and equipment	(2,627,350)	(3,525,592)	(29,468,453)
Purchases of marketable securities	-	-	(2,459,292)
Sales of marketable securities	1,718,116	-	1,718,116
Cash restricted by letter of credit	-	-	(500,000)
Purchase of Marwich II, Ltd., net of losses	-	-	(662,406)
Exchange rate gain	-	(46,820)	(193,399)
Additions to other assets and intangibles	-	-	(1,073,872)
Refund of property expenditures	-	-	2,775,000
Return of assets from disolution of joint venture	-	-	8,206,446
Sale of Wahoo facility	-	2,000,000	2,000,000
Net cash used in investing acivities	(909,234)	(1,572,412)	(19,657,860)

Financing activities:
Proceeds from (payments of) short term borrowings	1,712,508	(750,000)	1,712,508
Proceeds from long-term debt	-	-	250,000
Payments on long-term debt	-	(241,071)	(250,000)
Proceeds from settlement	-	-	200,000
Refund of investment	-	-	(90,000)
Proceeds from sale of preferred stock, net of offering costs	-	7,860,630	31,910,512
Net cash provided by financing activities	1,712,508	6,869,559	33,733,020
Effect of exchange rate fluctuations on cash and cash equivalents	(1,184)	-	13,465
Net increase (decrease) in cash and cash equivalents for period	(164,648)	923,048	555,754
Cash and cash equivalents, beginning of period	720,402	1,213,134	-
Cash and cash equivalents, end of period	$555,754	$2,136,182	$555,754

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Activities and Summary of Significant Accounting Policies.

Nature of Activities. These consolidated financial statements include the accounts of AE Biofuels, Inc., a Nevada corporation, and its wholly owned subsidiaries, American Ethanol, Inc. (“American”), a Nevada corporation; Sutton Ethanol, LLC (“Sutton”), a Nebraska limited liability company; Illinois Valley Ethanol, LLC (“Illinois Valley”), an Illinois limited liability company; Biofuels Marketing, Inc., a Delaware corporation; International Biodiesel, Inc., a Nevada corporation and its subsidiaries International Biofuels, Ltd, a Mauritius corporation and its subsidiary Universal Biofuels Private Ltd, an India company; Danville Ethanol, Inc., an Illinois corporation; and Energy Enzymes Inc., a Delaware corporation, collectively, (“AE Biofuels” or “the Company”).

The Company’s purpose is to develop, acquire, construct, operate and sell fuel grade ethanol and biodiesel from ethanol and biodiesel production facilities primarily located in the United States and India. The Company is a development stage company and as such, does not expect to generate any meaningful revenue until its plants are completely constructed and operational, or operational plants have been acquired. Since inception, the Company has engaged in (i) fund raising through the sale of stock, (ii) purchased or acquired options to purchase land for development of ethanol plants in the United States, (iii) completed construction of a biodiesel manufacturing facility in Kakinada, India through a joint venture among International Biodiesel, Inc., its wholly owned subsidiary, Universal Biofuels Private, Ltd., a Mauritius corporation, and Acalmar, an India corporation (iv) started ground work for an ethanol facility in Sutton, Nebraska, and (v) began the construction of a glycerin refining operation at the Kakinada plant.

AE Biofuels was originally formed in California on September 12, 2001 as Great Valley Ventures LLC, however, no operating agreement was adopted and no capital was contributed until November 29, 2005. Between September 2001 and November 2005 the Company had no operations and engaged in no activities. From November 2005 through December 2005, the Company commenced development activities with the addition of key advisors, management, and additional founding shareholders. On January 12, 2006, the company was renamed American Ethanol, LLC. On February 23, 2006, American Ethanol, LLC merged into American Ethanol, Inc., a Nevada corporation.

On June 23, 2006, American Ethanol acquired 88.3% of the outstanding common stock of Marwich II, Ltd. (“Marwich”). Marwich was a shell company with no operations. On December 7, 2007, American Ethanol merged with and into Marwich and (i) each issued and outstanding share of American Ethanol common stock (including common stock issued upon conversion of American Ethanol Series A Preferred Stock, which automatically converted into two common stock shares for each share of Series A Preferred Stock immediately prior to the closing of the Merger) and Series B Preferred Stock (also convertible into common stock at the holders discretion) converted into Series B Preferred Stock, respectively, of Marwich, and (ii) each issued and outstanding warrant and/or option exercisable for common stock of American Ethanol was assumed and converted into a warrant and/or option exercisable for common stock of Marwich. Marwich then changed its name to AE Biofuels, Inc.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying consolidated balance sheets as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The consolidated balance sheet data as of December 31, 2007 was derived from the 2007 audited consolidated financial statements and notes thereto. The condensed consolidated financial statements in this report should be read in conjunction with the 2007 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed consolidated financial statements as of December 31, 2007 and for the three months ended March 31, 2008 and 2007 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of expenses during the reporting period. Significant estimates, assumptions and judgments made by management include the determination of impairment of long-lived assets, the valuation of equity instruments such as options and warrants, and the accrual for the payments under the Company's registration rights agreement with certain of its shareholders and managements judgement about contingent liabilities. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Fair Value of Financial Instruments.  The carrying amounts of cash equivalents, marketable securities, land options, accounts receivable and accounts payable approximate their respective fair values due to their short-term maturities. Our fair value instruments that require remeasurement are valued by the institution that holds the instruments. Due to the nature of these instruments, which are essentially time deposits, there is little risk of variances between the reported basis by the holding institution and the fair value.

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

Marketable Securities. The Company’s short-term investments consist primarily of short term time deposits in India banks, which represented funds available for plant completion and current operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments are classified as available-for-sale and are carried at fair market value. These securities had stated maturities beyond three months but were priced and traded as short-term instruments. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses on sales of available-for-sale securities are computed based upon the initial cost adjusted for any other-than-temporary declines in fair value. The cost of investments sold is determined on the specific identification method.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of land acquired for development of production facilities, and the biodiesel plant in India. The estimated useful life of this plant is expected to be 20 years, once placed in service. Estimated useful lives for office equipment and computers is 3 years and the useful life of machinery and equipment is 7 years. Depreciation is provided using the straight line method over the useful life of the assets.

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

Income Taxes.   The Company recognizes income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“ SFAS 109”), using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of enacted tax law.

SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets which may not be realized. As of December 31, 2007, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation on FASB Statement No. 109” ("FIN 48"),  which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on its tax return. To the extent that the Company’s assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. With the adoption of FIN 48, the Company also began reporting tax-related interest and penalties as a component of income tax expense.

Long - Lived Assets. The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144,   "Accounting for the Impairment or Disposal of Long- Lived Assets" (“SFAS 144”), which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the present value of estimated future cash flows.

Net Loss Per Share.   Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase. Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants, to the extent the impact is dilutive. As the Company incurred net losses for the three month periods ended March 31, 2008 and 2007 and on a cumulative basis, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive. The weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for March 31, 2008 and 2007 and on a cumulative basis was 11,454,809, 14,874,820 and 8,519,004, respectively.

Comprehensive Income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive income consists primarily of foreign currency translation adjustments.

Foreign Currency Translation/Transactions.   Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income (loss), net. The functional currency is the local currency for all non-U.S. subsidiaries.

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

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards adjusted to reflect only those shares that are expected to vest. Our implementation of SFAS 123(R) used the modified-prospective-transition method where the compensation cost related to each unvested option as of January 1, 2006, was recalculated and any necessary adjustment was recorded in the first quarter of adoption.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. On January 1, 2008, the Company adopted SFAS 157 and the adoption of this statement had no material effect on the Company’s financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” ("SFAS 159") . This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirement to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. On January 1, 2008, the Company adopted SFAS 159 and the adoption of this statement had no material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, classified as a component of equity and accounted for at fair value. SFAS 141(R) and SFAS 160 are effective for the Company’s 2009 financial statements. Early adoption is prohibited. The effect the adoption of SFAS 141(R) and SFAS 160 will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R) and SFAS 160.

2.  Ability to Continue as a Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses and negative cash flow since inception and currently has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on several factors.

The Company has had minimal revenues and has incurred losses due to start up costs from inception through March 31, 2008. The Company has raised approximately $31.8 million dollars to date through the sale of preferred stock. An additional $2 million of cash has been generated through the sale of its subsidiary, Wahoo Ethanol, LLC, with an additional $8 million through the dissolution of the Sutton Ethanol joint venture. The Company will have to raise significantly more capital and secure a significant amount of debt to complete its business plan and continue as a going concern. In addition, the recent increase in feedstock prices has significantly decreased the margin available to ethanol and biodiesel producers on each gallon produced. The Company has no ethanol or biodiesel plants in operation as of March 31, 2008. Management plans to begin operations of its biodiesel facility in India and begin importing biodiesel for sale in the U.S. during 2008. Although the biodiesel plant will provide some cash flow, it will be insufficient to allow development of additional ethanol facilities.

Management believes that it will be able to raise additional capital through equity offerings and debt financings. Should the Company not be able to raise sufficient capital through equity or debt financings, it may be forced to sell proposed plant sites to other ethanol producers to generate cash to continue the Company’s business plan. The Company’s goal is to raise additional funds needed to construct and operate ethanol and biodiesel facilities through stock offerings and debt financings.

3.  Property, Plant and Equipment.

Property, plant and equipment consist of the following:

	March 31, 2008	December 31, 2007
Land	$3,798,518	$3,734,623
Furniture and fixtures	52,747	52,747
Construction in progress	18,128,882	15,800,752
Total gross property, plant and equipment	21,980,147	19,588,122
Less accumulated depreciation	(6,071)	(3,035)
Total net property, plant and equipment	$21,974,076	$19,585,087

4.  Other Assets.

Other assets consists of payments for land options for possible future ethanol plants, Web domain names purchased by the Company, purchased customer lists, prepaid expenses, deposits and contract lease prepayments.

	March 31, 2008	December 31, 2007
Current
Letter of credit securing material purchases	$500,000	$500,000
Land options	164,536	164,536
Other	23,329	9,699
	$687,865	$674,235
Long Term
Domain names	46,098	46,098
Deposits	28,349	22,390
	$74,447	$68,488

5.  Intangible Assets.

Intangible assets consist of purchased customer lists (acquired in 2007 in connection with the Biofuels Marketing acquisition discussed in Note 11), which is being amortized over an estimated useful life of 18 months. Intangible assets had a net carrying amount of $183,334 and $233,334 as of March 31, 2008 and December 31, 2007, respectively.

6.  Debt.

On February 8 and 26, 2008, Laird Cagan, a director and related party, provided project financing to the Energy Enzymes subsidiary in the amount of $500,000 at a 10% interest per annum due and payable on December 31, 2008. Additional borrowings were made under this loan arrangement in the amount of $300,000 on February 26, 2008, $300,000 on March 14, 2008 , and $600,000 on March 27, 2008.

7.  Operating Leases.

The Company has non-cancelable operating leases primarily for office space, and a research and development facility in Butte, Montana. These leases expire at various dates through October 14, 2009. The operating lease for the Butte, Montana facility grants the lessee the right to purchase the land and building underlying the lease at the end of each lease year.

Future minimum operating lease payments as of March 31, 2008 are:

Rental Payments
2008 (remainder of 2008)	$189,903
2009 and thereafter	188,536
$378,439
8.  Stockholders Equity.

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value per share and 65,000,000 shares of preferred stock, $0.001 par value per share.

Convertible Preferred Stock

Our Articles of Incorporation authorize our board to issue up to 65,000,000 shares of preferred stock, $0.001 par value per share, in one or more classes or series within a class upon authority of the board without further stockholder approval. There were 6,270,491 and 6,487,491 shares of Series B preferred stock issued and outstanding as of March 31, 2008 and December 31, 2007, respectively.

Significant terms of the designated preferred stock are as follows:

Voting. Holders of our Series B preferred stock are entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Preferred Stock held by such holder could be converted as of the record date. Cumulative voting with respect to the election of directors is not allowed. Currently, each share of Series B preferred stock is entitled to one vote per share. In addition, without obtaining the approval of the holders of a majority of the outstanding preferred stock, the Company cannot:

•	Increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B preferred stock;

•	Effect an exchange, reclassification, or cancellation of all or a part of the Series B preferred stock, including a reverse stock split, but excluding a stock split;

•	Effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series B preferred stock; or

•	Alter or change the rights, preferences or privileges of the shares of Series B preferred stock so as to affect adversely the shares of such series.

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

Conversion. Holders of Series B preferred stock have the right, at their option at any time, to convert their shares of Series B preferred stock into common stock at the then effective conversion rate. The conversion ratio is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like. In addition, at such time as a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series B preferred stock has been declared effective by the Securities and Exchange Commission ("SEC"), all outstanding Series B preferred stock shall be automatically converted into common stock at the then effective conversion rate.

Registration Rights Payment

Certain holders of shares of our common stock (including holders of warrants exercisable for common stock) and holders of shares of our Series B preferred stock (including holders of warrants exercisable for Series B preferred stock) are entitled to have their shares of common stock (including common stock issuable upon conversion of Series B preferred stock and exercise of warrants) registered under the Securities Act. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act.

The registration rights granted by the Company require the Company to pay to the holders of these rights an amount equal to 0.5% of the aggregate dollar amount of securities purchased by such investors for each month or portion thereof after January 6, 2007 if the Company fails to file a registration statement with the SEC. The payments are treated as liquidated damages and not as a penalty and are full compensation to the investors, and shall constitute the investor's exclusive remedy for such events. At the Company’s option, the amounts payable as liquidated damages may be paid in cash or in shares of the Company's common stock.

The maximum time the shares will be restricted is twelve months, as the securities may be sold under Rule 144, beginning December 12, 2008, at which time the payment obligation shall cease. The shares that Company expects to issue to these shareholders for the 12 month period ended December 12, 2008 shares of its common stock with an aggregate value of $2,274,402, which were expensed as a Registration Rights Payment and reflected as a component of Other income/expense in the Statement of Operations for the three months ended March 31, 2008.

9.  Private Placement of Preferred Stock and Warrants

In connection with the sale of our Series A and B preferred stock, we issued to our placement agent warrants to purchase a number of shares of our common stock representing up to 8% of the shares of Series A and Series B preferred stock sold. The warrants are exercisable for a period of seven years from the date of issuance, have a net exercise provision and are transferable. The shares of the Company’s common stock issuable upon exercise of the warrants must be included in any registration statement filed by the Company with the SEC. Further, subject to certain conditions, the Company has indemnified the placement agents and affiliated broker-dealers against certain civil liabilities, including liabilities under the Securities Act.

A summary of warrant activity for placement agent warrants for 2007 and 2006 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2007	1,548,074	2.22	1,548,074	6.1
Granted
Exercised	(14,583)	-	(14,583)
Outstanding, March 31, 2008	1,533,491	$2.22	1,533,491	5.85

The warrants are considered equity instruments. Since they were issued as a cost of the issuance of the Series A and B preferred stock, the fair value of these warrants has effectively been netted against the preferred stock sale proceeds.

One member of AE Biofuels’ board of directors and a significant shareholder of the Company is a registered representative of the placement agent. He received a portion of the compensation paid to the placement agent and received 976,721 of the warrants issued pursuant to the Series A and B financings (discussed in Note 14).

Warrants

In July 2007, we issued 1,200,000 revocable warrants to Thames Advisory, Ltd. and paid $200,000 in consulting fees with respect to a proposed $200 million debt facility. The warrants are earned if the facility is secured before June 30, 2008. To date no warrants have been earned.

In February 2007, we issued 5,000 warrants to a consultant as compensation for services rendered. These warrants are immediately exercisable at $3.00 per share.

Common Stock Reserved for Issuance

AE Biofuels authorized the issuance of 4,000,000 shares under its 2007 Stock Plan for stock option awards, which includes both incentive and non-statutory stock options. These options generally expire ten years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option.

The following is a summary of options granted under the 2007 Stock Plan:

	Shares	Options Outstanding
	Available	Number	Weighted-Average
	For Grant	of Shares	Exercise Price
Balance as of December 31, 2007	2,016,000	1,984,000	$3.00
Authorized	-
Granted	-	-	$-
Exercised	-	-	-
Canceled	-	-	-
Balance as of March 31, 2008	2,016,000	1,984,000	$3.00

The weighted average remaining contractual term is 9.53 years at March 31, 2008. The aggregate intrinsic value of the shares outstanding at March 31, 2008 is $11,606,000.   The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price of $8.85 as of March 31, 2008 over the option holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant fair value of these awards is $1.13.

Included in the table above are 517,000 options issued to consultants in November 2007. These options had an exercise price of $3.00 and generally vest over 3 years. At March 31, 2008 the weighted average remaining contractual term was 4.7 years. The Company recorded expense of $296,071 which reflects the fair value valuation and periodic fair value remeasurement of outstanding consultant options under Emerging Issues Take Force, or EITF, No. 96-18, “Accounting for Equity Instruments That are Issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”). The valuation using the Black-Scholes model is based upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in EITF 96-18.

Options vested and exercisable at March 31, 2008 and December 31, 2007 were 909,250 and 817,000, with weighted average exercise prices of $2.87 and $2.85, respectively.

Non-Plan Stock Options

In 2006, the Company issued 290,000 stock options outside of any stock option plan, of which 50,000 were forfeited during 2007. For the remaining 240,000 options outstanding as of March 31, 2008, the weighted average remaining contractual term is 7.89 years. The grant date fair value of this award is $0.25.

10. Stock- Based Compensation.

The Company incurred stock compensation expense of $364,463 in the three months ended March 31, 2008 and $2,223 in the three months ended March 31, 2007 for options granted to our general and administrative employees and consultants. Therefore, all stock option expense was classified as general and administrative expense.

Valuation and Expense Information under SFAS 123(R)

There were no options granted within the three month period ended March 31, 2008.

As of March 31, 2008 and December 31, 2007, there was $2,235,499 and $2,585,196, respectively, of total unrecognized compensation expense under FAS 123R, net of estimated forfeitures, related to stock options that the Company will amortize over the next four fiscal years.

11.  Acquisitions, Divestitures and Joint Ventures.

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

The American Ethanol agreements with E85 included the following terms:

•
American Ethanol agreed to sell all of its interest in and to its wholly-owned subsidiary, Wahoo Ethanol, LLC, to E85 for the purchase price of $2 million, resulting in a gain on sale to American Ethanol of $854,000;

•
American Ethanol, through its wholly owned subsidiary Sutton Ethanol, LLC, was developing an ethanol production facility to be located near Sutton, Nebraska, which had a permitted production capacity of approximately 115 million gallons per year (the "Sutton Project"). E85 agreed to acquire a 50% membership interest in Sutton Ethanol, LLC for a total equity contribution of $58 million, of which $24 million was funded on March 26, 2007 and American Ethanol agreed to make an additional equity contribution to Sutton Ethanol, LLC of $34 million. American Ethanol would retain a 50% membership interest in Sutton Ethanol, LLC;

•
In addition, American Ethanol would have the lead responsibility to negotiate, on behalf of Sutton Ethanol, LLC, the terms and conditions of a turnkey, engineering, procurement and construction contract ("EPC Contract") with a suitable qualified construction contractor ("Contractor"), which EPC Contract would have terms and conditions sufficient to allow the Sutton Project to obtain, on commercially reasonable terms, non-recourse construction and term loan financing in an amount of approximately $100,000,000 (the "Financing"), including, without limitation, a completion guarantee from the Contractor that would be backed by a performance bond. E85 would assist American Ethanol in such negotiations as reasonably requested by American Ethanol. In addition, American Ethanol would have the lead responsibility to negotiate, on behalf of Sutton Ethanol, LLC, the terms and conditions of the Financing. E85 would assist American Ethanol in such negotiations as reasonably requested by American Ethanol;

•
E85 and American Ethanol agreed that American Ethanol would enter into a management agreement with Sutton Ethanol, LLC to manage the operation of the Sutton ethanol facility on such terms and conditions as are consistent with an arms length management agreement for ethanol facilities of a similar type and size;

•
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

•	The parties recited their intent to pursue the development and construction of three additional ethanol facilities on terms and conditions substantially similar to those for the Sutton Project.

In addition, American Ethanol entered into the following credit facilities with Siva Limited, a Bermuda corporation, an affiliated entity of E85, Inc:

•
Siva Limited agreed to loan American Ethanol up to $4.5 million for the purpose of investing in American Ethanol’s International Biofuels subsidiary for the continued construction of a 50 million gallon biodiesel facility. If the note was repaid prior to thirty days from the date of the advance, no interest would be due. If the note was not fully paid in that time period, interest would accrue at the rate of 2.5% per month and the note would mature 12 months from the date of closing. Interest was payable quarterly. The loan was secured by a pledge by American Ethanol of 6% of the membership units of Sutton Ethanol, LLC

•
Siva Limited agreed to loan American Ethanol $32 million for the purpose of funding American Ethanol’s remaining equity contribution to Sutton Ethanol, LLC. If the funds were borrowed, the loan would bear interest at the rate of 15% per annum, and would be due and payable on December 30, 2007. Interest was payable quarterly. The loan was secured by a pledge by American Ethanol of 35% of the membership units of Sutton Ethanol, LLC. American Ethanol was not obligated to borrow under this facility.

In connection with the agreements with E85 and Siva Limited described above, an affiliate of Siva Limited purchased from Janikiram Ajjarapu all 8,100,000 shares of common stock of American Ethanol held by Mr. Ajjarapu, a former officer and director of American Ethanol.

Prior to American Ethanol's acquisition of the Sutton and Wahoo membership interests, Geneva Capital was engaged to perform certain consulting services in exchange for cash and stock in the company. In June, 2006, Geneva Capital brought action against Sutton and Wahoo claiming breach of contract under these agreements. Janikiram Ajjarapu and American Ethanol agreed to settle this litigation with Geneva Capital, releasing American Ethanol from any liability related to this litigation. In addition, American Ethanol received a reimbursement of legal expenses in the amount of $200,000 which was recorded as additional paid in capital. The settlement and stock sale transaction, subject to final closing conditions, closed in March 2007.

On August 14, 2007 by mutual agreement of the parties, American Ethanol and E-85 dissolved their joint venture. American Ethanol purchased E-85’s 50% interest in the Sutton Joint Venture for $16 million in cash which they borrowed on a short term basis from the Joint Venture. As part of this repurchase, American Ethanol terminated its design contract with Delta T and wrote off approximately $5.2 million in design work previously performed by Delta T and its contractors. This $5.2 million is included as an expense of the company as of December 31, 2007. To compensate American Ethanol for this loss, American Ethanol was allowed to retain the remaining $8 million invested in the JV by E-85. This $8 million gain has been included in the Statement of Operations as gain from sale of subsidiary. All previous agreements between American Ethanol and E-85, including the loan facilities with Siva Limited, were terminated as of the date of the repurchase of the interest in Sutton.

Public Company Acquisition. On June 23, 2006, American Ethanol acquired approximately 88.3% of the outstanding common stock of Marwich from three principal shareholders and directors of Marwich for $675,000. The purchase price, net of current year expenses, ($662,406) was accounted for as a reduction of Additional Paid in Capital as a step in a reverse merger transaction. In connection with this transaction, the three directors of American Ethanol's management, were named as directors of Marwich. Also on June 23, 2006, American Ethanol entered into an Agreement and Plan of Merger (subsequently amended and restated on July 19, 2007) with Marwich pursuant to which American Ethanol would merge with and into Marwich and (i) each issued and outstanding share of American Ethanol common stock (including common stock issued upon conversion of American Ethanol Series A preferred stock, which automatically converted into common stock immediately prior to the closing of the Merger) and Series B preferred stock was converted into Series B preferred stock which is convertible into common stock at the holder’s discretion on a one for one basis, respectively, of Marwich, and (ii) each issued and outstanding option and warrant exercisable for common stock of American Ethanol was assumed and converted into an option or warrant exercisable for common stock of Marwich. Upon the effectiveness of the Merger, Marwich changed its name to AE Biofuels, Inc. The 3,343,200 shares of Marwich purchased by American Ethanol were retired upon the completion of the Merger.

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

Marketing Company Acquisition. On September 1, 2007, American Ethanol purchased the assets of Biofuels Marketing, Inc., a Nevada corporation, in exchange for 200,000 shares of American Ethanol common stock valued at $3.00 per share. Of the shares issued, 50% are contingent upon the continued employment of Sanjeev Gupta and will be accounted for as compensation expense as earned. Of the purchase price, $300,000 was assigned to the primary asset acquired, which was a customer list, which is being amortized over 18 months.

Technology Company Formation: On February 28, 2007, in consideration for the agreement to fund cellulosic ethanol development efforts, the Company acquired a 51% interest in Energy Enzymes, Inc. The Company has the right to acquire the remaining 49% for 1,000,000 shares of the Company's common stock upon the fulfillment of certain performance milestones. As of March 31, 2008, the Company had funded approximately $405,000 under this agreement.

India Company Formation. On July 14, 2006, the Company, through a wholly owned subsidiary, International Biofuels, Inc. and its wholly owned subsidiary, International Biodiesel, Ltd., LLC, a Mauritius incorporated company, entered into a joint venture biodiesel project agreement with Acalmar Oils & Fats Limited, an Indian company. The purpose of the joint venture was to build an approximate 50 MMGY biodiesel production facility adjacent to the existing palm oil plant in Kakinada, India with such fuel being exported from India to the U.S. for sale. By the terms of the agreement the Company agreed to contribute approximately $15.4 million and Acalmar agreed to contribute its edible palm oil facility in India to the joint venture through a leasing arrangement. On August 22, 2007, the Company and Acalmar mutually terminated this lease agreement.

On January 23, 2008, International Biofuels, Ltd (IBL) agreed to terminate the amended shareholder agreement with Acalmar oils and Fats, Ltd. (Alcamar) including termination of Acalmar’s right to own or receive any ownership interest in the joint venture biodiesel project. The total cancellation price payable by IBL of $900,000 is payable on or before June 30, 2008 and classified in our Statement of Operations as a shareholder agreement cancellation payment. This joint venture has contributed income of $13,373 and none to the consolidated income for the three months ended March 31, 2008 and 2007, repectively, principally from foreign currency exchange gains and interest income. This income is not subject to U.S. Federal taxation until it is repatriated.

12.  Land options and purchases.

AE Biofuels and its subsidiary, American Ethanol, Inc., has acquired options to purchase land in various locations in Nebraska and Illinois. The terms of these options are typically from one to two years and provide that AE Biofuels, Inc. has the right to acquire the land for a set price per acre subject to the satisfaction, in AE Biofuels' sole discretion, of its due diligence.

The aggregate purchase price of all land currently under option, if all options are exercised, is $10,014,230. Currently, AE Biofuels is evaluating each site as to the adequacy of utilities, zoning, subsurface structures and the like and the exercise of any option will be dependent upon the result of the Company's analysis of these and other factors.

13.  Commitments.

The Company contracted with Desmet Bellastra India Pvt. Ltd. to build a glycerin plant in Kakinada, India. At March 31, 2008 and December 31, 2007, construction contracts were outstanding for $1.85 million that will be funded with cash currently held in our India subsidiary.

14.  Related party transactions.

A director and significant shareholder of the Company loaned the Company $1,700,000 in the three months ended March 31, 2008. The loan is a short term note with a term of nine months from the date of issue and carries a 10% per annum interest rate. The monies were used by the Company to pay operating expenses and to meet payment related to our obligations operation in India.

Chadbourn Securities acted as one of the Company’s placement agents with respect to the Company’s Series B Preferred Stock offering in 2007. One of the Company’s directors and shareholders is an agent of Chadbourn and received payments from Chadbourn related to the sale of stock along with other non-related parties.

The Company and Eric A. McAfee, the Company's Chief Executive Officer and Chairman of the Board, are parties to an agreement pursuant to which the Company pays Mr. McAfee a monthly fee of $10,000 per month for services rendered to the Company as a director and officer. For the three months ended March 31, 2008 and 2007, the Company paid Mr. McAfee $30,000 pursuant to this agreement.

The Company and CM Consulting are parties to an agreement pursuant to which the Company reimburses CM Consulting for a minimum of 20 hours per month of time on an aircraft owned by CM Consulting until February 2008. The Company paid an upfront fee of $360,000 starting February 2006 for 24 months of usage. For the three months ended March 31, 2008 and 2007, the Company expensed $30,000 and $45,000 of this rental fee, respectively. CM Consulting is 50% owned by Eric McAfee, a director, officer and significant shareholder of the Company. The agreement has not been renewed as of March 31, 2008.

Cagan McAfee Capital Partners is owned by two directors of the Company and provides office services and advisory services under an advisory agreement with the Company. For the three months ended March 31, 2008 and 2007, the Company paid Cagan McAfee Capital Partners $33,332 and $37,437 for advisory services, office services and travel expenses. The Company engaged Cagan McAfee Capital Partners in January 2006 for administrative, paralegal and staff support for $15,000 a month for three years.

The Industrial Company (TIC) and Delta-T are companies involved in the design and construction of ethanol plants in the United States. In January 2006 they became strategic partners and founding shareholders of the Company. In 2006 the Company paid TIC and Delta-T approximately $7.5 million for services related to the design and initial construction work on the Company’s Sutton Ethanol, LLC ethanol plant facility. In August 2007 the Company and TIC terminated their relationship, wrote off approximately $5.2 million in design work and construction in progress. TIC and Delta-T and are no longer considered strategic partners of the Company.

During October and December 2007, the Company sold $6,127,727 of commodities to our joint venture partner, Acalmar Oils and Fats, Ltd. Amounts due from Alcamar Oils and Fats, Ltd. have been presented on the balance sheet as Accounts receivable - related party. These sales were made at prevailing market rates.

15.  Income Tax.

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

As of March 31, 2008 and December 31, 2007, our unrecognized tax benefits were not significant.

16.  Contingent Liabilities.

On March 28, 2008, the Cordillera Fund, L.P. (“Cordillera”) filed a complaint in the Clark County District Court of the State of Nevada against American Ethanol, Inc. and AE Biofuels, Inc. The complaint seeks a judicial declaration that Cordillera has a right to payment from the Company for its American Ethanol shares at fair market value pursuant to Nevada’s Dissenters’ Rights Statute, a judicial declaration that Cordillera is not a holder of Series B Convertible Preferred Stock in AE Biofuels under the provisions of that statute; and a permanent injunction compelling the Company to apply the Dissenters’ Rights Statute to Cordillera’s shares and pay Cordillera reimbursement for its attorneys fees and costs.

On April 29, 2008, Defendants filed a Motion to Transfer Venue, seeking a transfer to the Second Judicial District Court of the State of Nevada, located in Washoe County, Nevada. The hearing for this Motion is set for June 3, 2008 in the Clark County District Court of the State of Nevada.

The Company intends to vigorously defend this disputed claim of entitlement under the Nevada Dissenters’ Rights Statute.

17.  Subsequent Events.

On April 14, 2008 and May 12, 2008 an aggregate additional borrowing in the amount of $275,000 was drawn against the project financing loan between Laird Cagan, a director, and Energy Enzymes.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the AE Biofuels, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of AE Biofuels. Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and the Annual Report 10-K, particularly in “Risk Factors.” All references to years relate to the calendar year ended December 31 of the particular year.

Overview

The audited consolidated financial statements include the accounts of AE Biofuels, Inc. (“AE Biofuels”), a Nevada corporation, and its subsidiaries. We are in the business of developing next-generation ethanol and biodiesel plants. We have not yet commenced production operations and do not have a long operational history.

AE Biofuels, Inc. was originally incorporated in California on September 12, 2001 as Great Valley Ventures LLC, although no operating agreement was adopted and no capital was contributed until November 29, 2005. From November 2005 through December 2005, Great Valley commenced activities with the addition of key advisors, management, and additional founding shareholders. On January 12, 2006, Great Valley Ventures was renamed American Ethanol, LLC. On February 23, 2006, American Ethanol, LLC merged into American Ethanol, Inc., a Nevada corporation. Accordingly, AE Biofuels consolidated financial statements include the assets, liabilities and operations of the predecessor LLC as if the merger had taken place on November 29, 2005, the date of the LLC’s inception. AE Biofuels is in the development stage with its efforts being principally devoted to acquiring real estate, constructing new plants, securing feedstock sources, developing new processing technologies, engineering manufacturing systems, and equity raising activities.

On June 23, 2006, American Ethanol acquired 88.3% of the outstanding common stock of Marwich II, Ltd., a Colorado corporation pursuant to a stock purchase agreement between American Ethanol and the principal shareholders of Marwich. Marwich-Colorado was a shell company and had no current operations. Also on June 23, 2006, American Ethanol entered into an Agreement and Plan of Merger with Marwich-Colorado pursuant to which American Ethanol agreed to merge with Marwich-Colorado. On July 19, 2007, Marwich-Colorado, Marwich II, Ltd., a Nevada corporation and wholly-owned subsidiary of Marwich-Colorado (“Marwich-Nevada”), AE Biofuels, Inc., a Nevada corporation and wholly owned subsidiary of Marwich-Nevada (“Merger Sub”), and American Ethanol entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”). The Amended Merger Agreement superseded the Agreement and Plan of Merger entered into on June 23, 2006.

Pursuant to the Amended Merger Agreement, Marwich-Colorado agreed to reincorporate into the State of Nevada (the “Reincorporation”) and, subject to the Reincorporation, American Ethanol agreed to merge with Merger Sub with American Ethanol being the surviving corporation (the “Reverse Merger’). The Reincorporation and Reverse Merger were consummated on December 7, 2007. In connection with the Reverse Merger, Marwich-Nevada issued to the former shareholders of American Ethanol 84,114,998 shares of its common stock in exchange for all of the outstanding shares of American Ethanol common stock, 6,487,491 shares of Series B preferred stock in exchange for all of the issued and outstanding shares of American Ethanol Series B preferred stock and assumed options and warrants exercisable for 4,229,000 shares of common stock and 748,074 shares of Series B preferred stock, respectively. Marwich then changed its name to AE Biofuels, Inc. As a result, American Ethanol became our wholly owned subsidiary and the former stockholders of American Ethanol became the controlling stockholders of the Company.

Company Organization

AE Biofuels, Inc., through its wholly owned subsidiary American Ethanol, Inc., owns entities created to transact business for plant or functional purposes. Through our subsidiary International Biodiesel, Inc., we own International Biofuels, Ltd, a Mauritius corporation and its subsidiary Universal Biofuels Private Ltd, an India company. Universal Biofuels Private Ltd. holds as its primary asset a biodiesel plant with the nameplate capacity of 50 million gallons annually in Kakinada, India. Two other subsidiaries of American Ethanol, Sutton Ethanol, LLC (“Sutton) and Danville Ethanol, Inc, hold future plant development assets. Biofuels Marketing, Inc., a Delaware corporation was acquired by us on September 1, 2007, as a marketing organization whose purpose is to acquire feedstock and sell the commodities related to our ethanol and biodiesel plants. Energy Enzymes, Inc. is held as a 51% owned joint venture for the development of next-generation cellulosic ethanol. The other 49% interest in Energy Enzymes is held by Renewable Technology Corporation (“RTC”).

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

On March 27, 2008, the Board of Directors approved the following company structure:

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

Revenues

We had no revenues for either period, March 31, 2008 or March 31, 2007.

Expenses

Expenses. For the period from November 29, 2005 (inception) through March 31, 2008, the Company was considered a development stage enterprise under Statement of Financial Accounting Standards (“SFAS”) No. 7 Development Stage Enterprises . We have been devoting substantially all of our efforts to the establishment of biodiesel and ethanol plants and securing feedstocks to operate those plants. We will remain a development stage company until planned principal operations have commenced and significant revenues have been generated from those operations.

Research and Development Expenses

During 2007, we formed a joint venture with Renewable Technology Corporation (RTC) for the purpose of developing next-generation ethanol production processes. Under this joint venture agreement in 2007, we acquired 51% of Energy Enzymes, Inc. and have subsequently funded the salaries and expenses for their small team of scientists to optimize cellulosic ethanol technology for large-scale commercial implementation. For the three months ended March 31, 2008, this team spent $124,349 consisting of consulting services to the key scientists of $60,000 and the balance in various components of building a commercial demonstration plant.

General and Administrative Expenses

Principal areas of spending for general and administrative expenses are in the areas of employee compensation and professional services. We summarize our spending into eight components as follows:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
	%	%

Salaries, wages and compensation	33%	40%
Supplies and services	2%	7%
Repair and maintenance	0%	0%
Taxes, insurance, rent and utilities	6%	3%
Professional services	50%	37%
Depreciation and amortization	3%	0%
Travel and entertainment	6%	11%
Miscellaneous expense	0%	2%
Total	100%	100%

The single largest component of general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the three months ended March 31, 2008, we spent approximately $970,357 on professional services including a non-cash stock compensation charge of approximately $244,761 for stock and option grants to key consultants and advisors. For the three months ended March 31, 2007, we spent approximately $537,935 on professional services of which none was for stock based compensation. On an inception to date basis, we spent $6,665,259 on professional services, including $549,373 of compensation for stock and options issued to consultants.

The second largest component of general and administrative expense is employee compensation, including related stock compensation. The number of employees grew slightly from 11 employees at March 31, 2007 to 12 employees at March 31, 2008. Compensation expense grew from approximately $582,305 for the three months ended March 31, 2007 to approximately $651,270 for the three months ended March 31, 2008. The increase was principally driven by the non-cash, stock compensation of approximately $119,702 for the three months ended March 31, 2008 compared to the stock compensation of $45,409 for the three months ended March 31, 2007. On an inception to date basis, we spent $5,307,717 on employee compensation, including approximately $1,310,897 of stock compensation.

On September 1, 2007, the sales and marketing organization was developed through the acquisition of Biofuels Marketing. The Company incurred costs for two employees in 2007 of approximately $94,000 plus travel expneses and during the three months ended March 31, 2008 of approximately $47,000 plus travel expenses. Since the Company did not record any sales, these costs are considered start-up costs and accordingly included in general and administrative. At such time as the Company generates revenues, these costs will be captured as sales and marketing activities.

Other Income / Expense

During the three months ended March 31, 2008, we purchased and resold glycerin as part of a trading business. These sales resulted in profits of $26,534 on sales of $205,270.

In January the Company was required to file a registration statement for stockholders of Series A and B Preferred stock under a Registration Rights Agreement or pay in cash or issue shares of stock to these investors in an amount equal to 0.5% per month of their investment account. This expense related to this payment from the period from January through December 2008 is reflected as a component of Operating Loss during the three months ended March 31, 2008 in the amount of $2,274,402.

On January 23, 2008, International Biofuels, Ltd (IBL) agreed to terminate the amended shareholder agreement with Acalmar oils and Fats, Ltd. (Alcamar) including termination of Acalmar’s right to own or receive any ownership interest in the joint venture biodiesel project. The total cancellation price payable by IBL of $900,000 is payable on or before June 30, 2008 and classified in our Statement of Operations as a shareholder agreement cancellation payment. This joint venture has contributed income of $13,373 and none to the consolidated income for the three months ended March 31, 2008 and 2007, repectively, principally from foreign currency exchange gains and interest income. This income is not subject to U.S. Federal taxation until it is repatriated.

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

We will need significantly more cash to implement our plan to build our next-generation ethanol plants and continue to develop biodiesel facilities in India. We intend to raise these funds through the sale of additional equity either in AE Biofuels or one of our subsidiaries, joint ventures, construction loans, long-term debt financings and operating cash flows. We estimate the construction costs of a 110 million gallon per year (“MMGY”) ethanol plant at today’s cost to be approximately $240 million with an additional $36 million required for working capital. We estimate that the cost to develop a biodiesel facility in India is approximately $30 million with an additional $6 million required for working capital. Therefore, we must raise a significant amount of capital to meet our plan and goals. We contracted with Desmet Bellastra India Pvt. Ltd. to build a glycerin plant in Kakinada, India. At March 31, 2008, we had construction contracts outstanding for $1.85 million that will be funded with cash currently held in our India subsidiary.

Due to the risk factors discussed in our annual report on form 10-K, there can be no assurance that we will be successful in raising the additional funds necessary to carry out management’s plans for the future. Management estimates that it will need to obtain additional debt or equity funds for each ethanol and biodiesel facility it builds, plus cash to continue its development efforts. The Company today is spending approximately $550,000 per month to cover its general and administrative costs. Funds available at March 31, 2008 are only sufficient to cover less than one month of our domestic operating costs. During the three months ended March 31, 2008, we borrowed $1,700,000 from Laird Cagan, a director and related party, in order to meet our funding obligations with respect to our Energy Enzymes subsidiary and meet current obligations. Subsequent to March 31, 2008, we borrowed an additional $275,000 under this credit facility.

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

Impairment of Intangible and Long-Lived Assets

Our intangible asset was derived from the acquisition of Biofuels Marketing on September 1, 2007. In accordance with SFAS No. 141, “Business Combinations,” we allocated the purchase price to the tangible assets, liabilities and intangible asset acquired based upon their estimated fair values. The principal asset was an intangible asset consisting of a customer list. All of the capitalizable costs of this acquisition were allocated to this customer list as the value of the remaining tangible and intangible assets were negligible. This customer list is being amortized over 18 months, its estimated useful life.

Our long-lived assets are primarily associated with our plant in Kakinada, India. This production facility was constructed with our partner, Acalmar Oils and Fats, during 2007. The first phase of the plant is currently operational and we are evaluating various feedstock agreements in order to fully utilize the facility. We plan to expand operations in Kakinada, India to include a pharmaceutical-grade glycerin processing facility, which is expected to be fully operational by the third quarter of 2008. Costs for building the plant remain in construction-in-progress at March 31, 2008, and will be reclassified once the plant is fully operational and placed in service.

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

Given the absence of an active market for our common stock as a private company prior to the Reverse Merger, our board of directors, the members of which we believe had extensive business, finance or venture capital experience, were required to estimate the fair value of our common stock for purposes of determining exercise prices for the options it granted. Our board of directors determined the estimated fair value of our common stock, based in part on an analysis of relevant metrics, including the following:

•	the prices for our convertible preferred stock sold to outside investors in arm’s-length transactions;

•	the rights, preferences and privileges of that convertible preferred stock relative to those of our common stock;

•	our operating and financial performance;

•	the hiring of key personnel;

•	the introduction of new products;

•	our stage of development and revenue growth;

•	the fact that the option grants involved illiquid securities in a private company;

•	the risks inherent in the development and expansion of our operations; and

•	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company, for the shares of common stock underlying the options given prevailing market conditions.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “ Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. On January 1, 2008, the Company adopted SFAS 157 and the adoption of this statement had no material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” ("SFAS 159") . This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirement to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. On January 1, 2008, the Company adopted SFAS 159 and the adoption of this statement had no material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “ Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. Also in December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, classified as a component of equity and accounted for at fair value. SFAS 141(R) and SFAS 160 are effective for the Company’s 2009 financial statements. Early adoption is prohibited. The effect of adoption SFAS 141(R) and SFAS 160 will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R) and SFAS 160.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $1,444,514 and $3,356,294 at March 31, 2008 and December 31, 2007, respectively. These amounts were invested primarily in money market funds and short term time deposits. The unrestricted cash and cash equivalents and marketable securites are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

At March 31, 2008 and December 31, 2007, we had $1,712,508 and $0 million of fixed- rate, short-term debt outstanding, respectively.

Item 4T. Controls And Procedures

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

Throughout the three months ended March 31, 2008, we began the implementation of a remediation plan to address the material weaknesses identified during the audit of our fiscal year ended December 31, 2007. The control deficiencies that gave rise to the material weaknesses related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, controls over financial reporting at the India subsidiary, stockholders equity and share-based compensation, acquisitions as well as financial statement presentation and disclosures. We have hired consultants with the necessary accounting knowledge, experience and training to meet the needs of our organization. We will continue to implement process changes and hire employees or consultants to address the material weaknesses noted in the internal controls over financial reporting for fiscal 2007. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these new process changes to determine if they are operating effectively.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

On March 28, 2008, the Cordillera Fund, L.P. ("Cordillerra") filed a complaint in the Clark County District Court of the State of Nevada against American Ethanol, Inc. and AE Biofuels, Inc. The complaint seeks a judicial declaration that Cordillera has a right to payment from the Company for it's American Ethanol shares at fair market value persuant to Nevada's Dissenters' Rights Statute, a judicial declaration that Cordillera is not a holder of Series B Convertible Preferred Stock in AE Biofuels under the provisions of the statute; and a permanent injunction compelling the Company to apply the Dissenters' Rights Statute to Cordillera's shares and pay Cordillera reimbursment for it's attorneys fees and costs.

On April 29, 2008, Defendants filed a Motion to Transfer Venue, seeking a transfer to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada. The hearing for this Motion is set for June 3, 2008 in the Clark County District Court of the State of Nevada.

The Company intends to vigorously defend this disputed claim of enititlement under the Nevada Dissenters' Rights Statute.

Item 1A. Risk Factors

There has been no change in the Company's risk factors since the Company’s Annual Report on Form 10-K filed with SEC on April 1, 2008.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission Of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2008

AE Biofuels, Inc.

/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer (Principal Executive Officer)