Form 10-Q
period 2008-06-30
AE Biofuels, Inc.
filed 2008-08-14
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______to _________.

Commission file number: 00-51354

AE BIOFUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-0925128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

20400 Stevens Creek Blvd., Suite 700
Cupertino, CA 95014
(Address of principal executive offices)

(408) 213-0940
(Registrant's telephone number, including area code)

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2008 was 84,956,020 shares.

AE BIOFUELS, INC.
FORM 10-Q
Quarter Ended June 30, 2008

		Page

INDEX
PART I— FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	2
	Consolidated Statements of Operations for Three and Six Months Ended June 30, 2008 and 2007 and for the period from November 29, 2005 (inception) to June 30, 2008	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and for the period from November 29, 2005 (inception) to June 30, 2008	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4T.	Controls and Procedures	33

PART II— OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	35
Item 6.	Exhibits	35
SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

AE BIOFUELS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$636,654	$720,402
Marketable securities	-	2,635,892
Accounts receivable	-	3,447,039
Accounts receivable - related party	-	6,127,727
Prepaid expenses	120,029	58,872
Other current assets	1,235,837	674,235
Total current assets	1,992,520	13,664,167

Property, plant and equipment, net	22,354,249	19,585,087
Intangible assets	133,334	233,334
Other assets	483,193	68,488
Total assets	$24,963,296	$33,551,076

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,857,401	$9,985,639
Income taxes payable	37,040	36,750
Short term borrowings (related party)	600,000	-
Short term borrowings, net of discount	3,788,962	-
Other current liabilities	3,745,060	-
Total current liabilities	10,028,463	10,022,389

Commitments and contingencies (Notes 6, 7, 8, 13, 14 and 16)
Stockholders' equity:
Series B preferred stock, $0.001 par value - 40,000,000 authorized; 6,149,821 and 6,487,491 shares issued and outstanding, respectively (aggregate liquidation preference of $18,811,473 and $19,462,473)	6,149	6,487
Common Stock, $0.001 par value - 400,000,000 authorized; 84,916,020 and 84,557,462 shares issued and outstanding, respectively	84,915	84,557
Additional paid-in capital	36,066,476	33,707,953
Deficit accumulated during the development stage	(21,501,134)	(11,995,395)
Accumulated other comprehensive income	278,427	1,725,085
Total stockholders' equity	14,934,833	23,528,687

Total liabilities and stockholders' equity	$24,963,296	$33,551,076

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended		For the three months ended		Period from November 29, 2005 (Date of Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Sales	$-	$-	$-	$-	$744,450

Cost of Goods Sold	-	-	-	-	735,000

Gross Profit	-	-	-	-	9,450

Research and Development	512,056	120,000	387,708	60,000	769,817
General and Administrative Expenses	5,619,348	3,254,514	3,657,343	1,874,068	26,433,814

Operating Loss	(6,131,404)	(3,374,514)	(4,045,051)	(1,934,068)	(27,194,181)

Other Income (Expense)
Interest income	32,486	6,170	18,945	2,640	130,235
Interest expense	(253,019)	(55,060)	(253,019)	(13,394)	(253,019)
Other income, net of expenses	42,161	16,670	6,200	16,670	230,477
Gain from dissolution of joint venture	-	1,491,742	-	637,047	9,061,141
Gain on foreign currency exchange	-	52,116	-	52,116	497,954
Shareholder agreement cancellation payment	(900,000)	-	-	-	(900,000)
Registration rights payment	(2,274,402)	-	-	-	(2,274,402)
Income related to 50/50 joint venture	-	155,626	-	155,626	182,923

Loss before income taxes	(9,484,178)	(1,707,250)	(4,272,925)	(1,083,363)	(20,518,872)

Income Taxes	(21,560)	-	-	-	(100,145)

Net Loss	$(9,505,738)	$(1,707,250)	$(4,272,925)	$(1,083,363)	$(20,619,017)

Loss per common share
Basic and diluted	$(0.11)	$(0.02)	$(0.05)	$(0.01)	$(0.27)
Weighted average shares outstanding
Basic and diluted	84,717,979	74,611,093	84,870,320	74,354,167	76,480,633

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended		Period from November 29, 2005 (Date of Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008
Operating activities:
Net loss	$(9,505,738)	$(1,707,250)	$(20,619,016)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Stock based compensation	1,561,043	60,409	3,199,002
Expired land options	124,536	-	569,660
Amortization and depreciation	108,977	-	178,752
Amortization of debt discount	165,317		165,317
Registration rights payment	2,274,402	-	2,274,402
Gain on sale of subsidiary	-	(854,695)	(854,695)
Loss on impairment of assets	-	-	5,114,236
Gain on dissolution of joint venture	-	-	(8,206,446)
Gains on forward currency contracts	-	-	(436,154)
Changes in assets and liabilities:
Accounts receivable	9,490,481	(105,290)	557,206
Prepaid expenses	(91,190)	163,500	(151,987)
Other assets	(1,586,041)	(2,516,396)	(1,169,274)
Accounts payable	(8,924,355)	959,322	450,577
Other liabilities	2,362,968	399,644	2,305,937
Income taxes payable	290	-	37,040
Net cash used in operating activities	(4,019,310)	(3,600,756)	(16,585,443)

Investing activities:
Purchases of property, plant and equipment	(4,155,864)	(5,936,212)	(30,996,967)
Purchases of marketable securities	-	-	(2,459,292)
Sales of marketable securities	2,568,216	-	2,568,216
Cash restricted by letter of credit	500,000	-	-
Purchase of Marwich II, Ltd., net of losses	-	-	(662,406)
Exchange rate gain	-	(46,820)	(193,399)
Additions to other assets and intangibles	-	-	(1,073,872)
Refund of property expenditures	-	-	2,775,000
Return of assets from dissolution of joint venture	-	-	8,206,446
Sale of Wahoo facility	-	2,000,000	2,000,000
Net cash used in investing activities	(1,087,648)	(3,983,032)	(19,836,274)

Financing activities:
Proceeds from short term borrowings	5,044,732	-	5,044,732
Payments of short term borrowings		(175,000)
Proceeds from long-term debt	-	-	250,000
Payments on long-term debt	-	(241,071)	(250,000)
Proceeds from settlement	-	-	200,000
Refund of investment	-	-	(90,000)
Proceeds from sale of preferred stock, net of offering costs	10	8,424,148	31,910,522
Net cash provided by financing activities	5,044,742	8,008,077	37,065,254
Effect of exchange rate fluctuations on cash and cash equivalents	(21,532)	-	(6,883)
Net (decrease) increase in cash and cash equivalents for period	(83,748)	424,289	636,654
Cash and cash equivalents, beginning of period	720,402	1,213,134	-
Cash and cash equivalents, end of period	$636,654	$1,637,423	$636,654

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net (decrease) increase in cash and cash equivalents for period

Nature of Activities. These consolidated financial statements include the accounts of AE Biofuels, Inc., a Nevada corporation, and its wholly-owned subsidiaries, American Ethanol, Inc. (“American”), a Nevada corporation; Sutton Ethanol, LLC (“Sutton”), a Nebraska limited liability company; Illinois Valley Ethanol, LLC (“Illinois Valley”), an Illinois limited liability company; Biofuels Marketing, Inc., a Delaware corporation; International Biodiesel, Inc., a Nevada corporation and its subsidiaries International Biofuels, Ltd, a Mauritius corporation and its subsidiary Universal Biofuels Private Ltd., an India company; Danville Ethanol, Inc., an Illinois corporation; AE Biofuels Americas, Inc., a Delaware corporation; and Energy Enzymes Inc., a Delaware corporation, collectively, (“AE Biofuels” or “the Company”).

The Company’s purpose is to develop, acquire, construct, operate and sell fuel grade ethanol and biodiesel from advanced technology ethanol and biodiesel production facilities. The Company is a development stage company and as such, does not expect to generate significant revenue until its plants are constructed and operational, or operational plants have been acquired. Since inception, the Company has engaged in (i) fund raising through the sale of stock, (ii) purchased land or acquired options to purchase land for development of ethanol plants in the United States, (iii) sold an ethanol plant site in Wahoo, Nebraska, (iv) applied for and received permits for ethanol plant sites in Nebraska and Illinois, (v) developed, wrote and submitted three patents on cellulosic ethanol production technology, (vi) completed construction of a biodiesel manufacturing facility in Kakinada, India through International Biodiesel, Inc., its wholly owned subsidiary, and Universal Biofuels Private, Ltd., a Mauritius corporation, (vii) started ground work for an ethanol facility in Sutton, Nebraska, (viii) began the construction of a glycerin refining and vegetable oil pretreatment facility at the Kakinada plant and (ix) constructed a cellulosic ethanol commercial demonstration facility in Butte, Montana.

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

On June 23, 2006, American Ethanol acquired 88.3% of the outstanding common stock of Marwich II, Ltd. (“Marwich”). Marwich was a shell company with no operations. On December 7, 2007, American Ethanol merged with and into Marwich and (i) each issued and outstanding share of American Ethanol common stock (including common stock issued upon conversion of American Ethanol Series A Preferred Stock, which automatically converted into two common shares for each share of Series A Preferred Stock immediately prior to the closing of the Merger) and Series B Preferred Stock (also convertible into common stock at the holders discretion) converted into Series B Preferred Stock, respectively, of Marwich, and (ii) each issued and outstanding warrant and/or option exercisable for common stock of American Ethanol was assumed and converted into a warrant and/or option exercisable for common stock of Marwich. Marwich then changed its name to AE Biofuels, Inc.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets as of June 30, 2008, the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. The consolidated balance sheet data as of December 31, 2007 was derived from the 2007 audited consolidated financial statements and notes thereto. The consolidated financial statements in this report should be read in conjunction with the 2007 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited interim consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared on the same basis as the audited consolidated statements as of December 31, 2007 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of expenses during the reporting period. Significant estimates, assumptions and judgments made by management include the determination of impairment of long-lived assets, the valuation of equity instruments such as options and warrants, and the accrual for the payments under the Company's registration rights agreement with certain of its shareholders and management’s judgment about contingent liabilities. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Fair Value of Financial Instruments. The carrying amounts of cash equivalents, marketable securities, land options, accounts receivable and accounts payable approximate their respective fair values due to their short-term maturities. Our fair value instruments that require remeasurement, primarily marketable securities, are valued by the institution that holds the instruments. Due to the nature of these instruments, which are essentially time deposits, there is little risk of variances between the reported basis by the holding institution and the fair value.

Reclassifications.  Certain prior year amounts were reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net loss or deficit accumulated during the development stage.

Revenue recognition. The Company recognizes revenue when products are shipped and services are rendered, the price is fixed or determinable and collection is reasonably assured. To date, the Company’s revenues have been negligible.

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities. The Company’s short-term investments consisted primarily of short term time deposits in India banks, which represented funds available for plant completion and current operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments were classified as available-for-sale and were carried at fair market value. These securities had stated maturities beyond three months but were priced and traded as short-term instruments. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses on sales of available-for-sale securities are computed based upon the initial cost adjusted for any other-than-temporary declines in fair value. The cost of investments sold is determined on the specific identification method. The Company did not have any marketable securities at June 30, 2008.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of land acquired for development of production facilities, and the biodiesel plant in India. The estimated useful life of this plant is expected to be 20 years, once placed in service. The estimated useful life for office equipment and computers is 3 years and the useful life of machinery and equipment is 7 years. Depreciation is provided using the straight line method over the useful life of the assets.

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

Basic and Diluted Net Loss Per Share.   Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase. Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants; to the extent the impact is dilutive. As the Company incurred net losses for the three and six month periods ended June 30, 2008 and 2007 and on a cumulative basis, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive. The weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for June 30, 2008 and 2007 and on a cumulative basis was 12,490,236, 17,070,476 and 9,019,669, respectively.

Comprehensive Income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive income consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiaries. The tax effects on the foreign currency translation adjustments have not been significant.

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

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock. The Company has granted restricted stock awards, restricted by a service condition, with vesting periods of up to 3 years. Restricted stock awards are valued using the fair market value of the Company’s common stock as of the date of grant. The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. The remaining unvested shares are subject to forfeitures, repurchase and restrictions on sale, or transfer, up until the vesting date.

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

We made the following estimates and assumptions in determining fair value:

•
Valuation and amortization method— We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

•
Expected Term— The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We applied the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and 110.

•	Expected Volatility— The expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in similar industries.

•
Expected Dividend— The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

•	Risk-Free Interest Rate— The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. On January 1, 2008, the Company adopted SFAS 157 and the adoption of this statement had no material effect on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective date of FASB Statement No. 157.” FSP 157-2 delays the effective date of adoption for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Management is currently assessing the impact of the adoption of this Statement.

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. On January 1, 2008, the Company adopted SFAS 159 and the adoption of this statement had no material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. Also in December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be re-characterized as non controlling interests, classified as a component of equity and accounted for at fair value. SFAS 141(R) and SFAS 160 are effective for the Company’s 2009 financial statements. Early adoption is prohibited. The effect the adoption of SFAS 141(R) and SFAS 160 will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R) and SFAS 160.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities. The issuance of this statement corrects this and makes some other hierarchy changes. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that this statement will result in a change to current practice.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated financial statements.

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

The Company has had minimal revenues and has incurred losses due to start up costs from inception through June 30, 2008. The Company has raised approximately $31.8 million dollars to date through the sale of preferred stock (net of placement fees). An additional $8 million of cash was generated through the dissolution of the Sutton Ethanol joint venture. The Company will have to raise significantly more capital and secure a significant amount of debt to complete its business plan and continue as a going concern. The Company had no ethanol or biodiesel plants in operation as of June 30, 2008. Management plans to begin operations of its biodiesel facility in India.

Management plans to raise additional capital through equity offerings and debt financings. The Company’s goal is to raise additional funds needed to construct and operate ethanol and biodiesel facilities through stock offerings and debt financings.

3. Property, Plant and Equipment.

Property, plant and equipment consist of the following:

	June 30, 2008	December 31, 2007

Land	$3,745,285	$3,734,623
Furniture and fixtures	52,890	52,747
Construction in progress	18,567,920	15,800,752
Total gross property, plant and equipment	22,366,095	19,588,122
Less accumulated depreciation	(11,826)	(3,035)
Total net property, plant and equipment	$22,354,249	$19,585,087

4. Other Assets.

Other assets consists of payments for land options for possible future ethanol plants, Web domain names purchased by the Company, purchased customer lists, prepaid expenses, deposits and contract lease prepayments.

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2008	December 31, 2007
Current
Letter of credit securing material purchases	$-	$500,000
Short term deposits	1,050,000	-
Purchased commodity	110,231	-
Land options	40,000	164,536
Other	35,606	9,699
	$1,235,837	$674,235
Long Term
Domain names	46,098	46,098
Deposits	437,095	22,390
	$483,193	$68,488

Deposits include $1,050,000 with Desmet Ballestra India Pvt. Ltd. guaranteeing payment of obligations by our subsidiary, Universal Biofuels Pvt. Ltd.

5. Intangible Assets.

Intangible assets consist of purchased customer lists (acquired in 2007 in connection with the Biofuels Marketing acquisition discussed in Note 11) which are being amortized over an estimated useful life of 18 months. Intangible assets had a net carrying amount of $133,334 and $233,334 as of June 30, 2008 and December 31, 2007, respectively.

6. Debt.

On May 16, 2008, Third Eye Capital ABL Opportunities Fund (“Purchaser”) purchased a total of $5 million of our 10% Senior Secured Notes along with warrants exercisable for 250,000 shares of common stock at an exercise price of $3.00 per share. Senior Secured Notes are secured by first-lien deeds of trust on real property located in Nebraska and Illinois, and by a first priority security interest in the equipment located in Montana, as well as a $1m guarantee by McAfee Capital LLC (owned by Eric McAfee and his wife). Interest on the Senior Secured Notes accrues on the unpaid principal balance and is payable on the first business day of each quarter beginning on June 1, 2008. We may prepay all or any portion of the outstanding principal amount of the Senior Secured Notes at any time. The Notes mature on May 15, 2009, and at that time the outstanding principal amount of the Senior Secured Notes together with all accrued and unpaid interest thereon will become due. At June 30, 2008, the Company was not in compliance with the current ratio covenant under the loan agreement and is working with the lender to obtain a waiver or modification of the loan agreement related to this covenant.

A discount to the Notes was recorded based on the relative fair value of the 250,000 warrants issued with the notes. For purposes of the relative fair value allocation the Warrants were valued using a Black-Scholes valuation and the following inputs: five year term, volatility of 57.8%, no dividends and a risk free interest rate of 3.66% and the fair value of the Note was estimated using a discounted cash flow analysis. The resulting discount of $822,500 combined with a discount of $500,000 related to cash issuance costs will be amortized over the term of the Notes, which is one year. Discount amortization recorded for the three months ended June 30, 2008 was $165,312.

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six month period ended June 30, 2008, Laird Cagan, a director and related party, provided project financing to the Energy Enzymes subsidiary in the amount of $600,000 at 10% interest per annum due and payable on December 31, 2008.

7. Operating Leases.

The Company, through its subsidiaries, has non-cancelable operating leases for office space and a cellulosic demonstration facility in Butte, Montana. These leases expire at various dates through October 14, 2009. The operating lease for the Butte, Montana facility grants the Company the right to purchase the land and building underlying the lease at the end of each lease year.

Future minimum operating lease payments as of June 30, 2008 are:

Rental Payments

2008 (remainder of 2008)	$124,490
2009	188,536
$313,026

8. Stockholders Equity.

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value per share and 65,000,000 shares of preferred stock, $0.001 par value per share.

Convertible Preferred Stock

Our Articles of Incorporation authorize our board to issue up to 65,000,000 shares of preferred stock, $0.001 par value per share, in one or more classes or series within a class upon authority of the board without further stockholder approval. There were 6,149,821 and 6,487,491 shares of Series B preferred stock issued and outstanding as of June 30, 2008 and December 31, 2007, respectively.

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

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series B preferred stock are entitled to receive, prior and in preference to any payment to the holders of the common stock, $3.00 per share plus all declared but unpaid dividends (if any) on the Series B preferred stock. If the Company’s assets legally available for distribution to the holders of the Series B preferred stock are insufficient to permit the payment to such holders of their full liquidation preference, then the Company’s entire assets legally available for distribution are distributed to the holders of the Series B preferred stock in proportion to their liquidation preferences. After the payment to the holders of the Series B preferred stock of their liquidation preference, the Company’s remaining assets legally available for distribution are distributed to the holders of the common stock in proportion to the number of shares of common stock held by them. A liquidation, dissolution or winding up includes (a) the acquisition of the Company by another entity by means of any transaction or series of related transactions to which the Company is a party (including, without limitation, any stock acquisition, reorganization, merger or consolidation but excluding any sale of stock for capital raising purposes) that results in the voting securities of the Company outstanding immediately prior thereto failing to represent immediately after such transaction or series of transactions (either by remaining outstanding or by being converted into voting securities of the surviving entity or the entity that controls such surviving entity) a majority of the total voting power represented by the outstanding voting securities of the Company, such surviving entity or the entity that controls such surviving entity, or (b) a sale, lease or other conveyance of all or substantially all of the assets of the Company.

Conversion. Holders of Series B preferred stock have the right, at their option at any time, to convert their shares of Series B preferred stock into common stock at the then effective conversion rate, initially and currently at a one for one rate. The conversion rate is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like. In addition, at such time as a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series B preferred stock has been declared effective by the Securities and Exchange Commission ("SEC"), all outstanding Series B preferred stock shall be automatically converted into common stock at the then effective conversion rate.

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

The securities with registration rights described above may be sold under Rule 144, beginning December 12, 2008, at which time the payment obligation shall cease. The Company has elected to pay the Registration Rights Payment in shares of its common stock. The Company expects to issue shares of its common stock for the 12 month period ending December 12, 2008 with an aggregate value of $2,274,402, which were expensed as a Registration Rights Payment and reflected as a component of Other income/expense in the Statement of Operations for the three months ended June 30, 2008.

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

A summary of warrant activity for placement agent warrants for 2008 and 2007 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2007	1,548,074	$2.22	1,548,074	6.1
Exercised	(29,166)	3.00	(29,166)
Outstanding, June 30, 2008	1,518,908	2.21	1,518,908	5.6

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

Warrants

In July 2007, we issued 1,200,000 revocable warrants to Thames Advisory, Ltd. and paid $200,000 in consulting fees with respect to a proposed $200 million debt facility. The warrants would have been earned if the facility was secured before June 30, 2008. To date no warrants have been earned.

In February 2007, we issued 5,000 warrants to a consultant as compensation for services rendered. These warrants are immediately exercisable at $3.00 per share.

Common Stock Reserved for Issuance

AE Biofuels authorized the issuance of 4,000,000 shares under its 2007 Stock Plan for stock option awards, which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option.

The following is a summary of options granted under the 2007 Stock Plan:

	Shares	Options Outstanding
	Available	Number	Weighted-Average
	For Grant	Of Shares	Exercise Price
Balance as of December 31, 2007	2,016,000	1,984,000	$3.00
Authorized	-
Granted	(1,105,000)	1,105,000	3.70
Exercised	-	-	-
Cancelled	8,250	(8,250)	3.00
Balance as of June 30, 2008	919,250	3,080,750	$3.25

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average remaining contractual term is 4.88 years at June 30, 2008. The aggregate intrinsic value of the shares outstanding at June 30, 2008 is $17,711,000. The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price of $9.00 as of June 30, 2008 over the option holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant fair value of these awards is $3.07.

Included in the table above are 467,000 options issued to consultants in November 2007 and June 2008. These options had an exercise price of $3.00 and $3.70 and generally vest over three years. At June 30, 2008 the weighted average remaining contractual term was 4.47 years. The Company recorded expense of $224,117 and $468,878 for the three and six months ended June 30, 2008, respectively, and $8,541 for the three and six months ended June 30, 2007 which reflects the fair value valuation and periodic fair value remeasurement of outstanding consultant options under Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments That are Issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”). The valuation using the Black-Scholes model is based upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in EITF 96-18.

Options vested and exercisable at June 30, 2008 and December 31, 2007 were 1,222,250 and 817,000, with weighted average exercise prices of $2.56 and $2.85, respectively.

Non-Plan Stock Options

In 2006, the Company issued 290,000 stock options to employees outside of any stock option plan, of which 60,000 and 50,000 were forfeited during the six month period ended June 30, 2008 and fiscal 2007, respectively. For the remaining 180,000 options outstanding as of June 30, 2008, the weighted average remaining contractual term is 0.25 years. The grant date fair value of this award is $0.25.

10. Stock- Based Compensation.

The Company incurred stock compensation expense of $1,196,580 and $1,536,043 in the three and six months ended June 30, 2008, respectively and $15,000 and $60,409 in the three and six months ended June 30, 2007, respectively for options granted to our general and administrative employees and consultants. Included in stock compensation is $800,000 of expenses related to modification of a stock agreement with one of our executives. Therefore, all stock option expense was classified as general and administrative expense.

In June an employee was terminated who was a party to a Restricted Stock Purchase Agreement. Upon his termination, the Company was unable under the agreement to exercise its repurchase right for 200,000 shares. The inablility of the Company to repurchase the shares is considered an acceleration of vesting terms, and as such is treated as if it was a new award. Upon termination the shares were revalued at the market value of the stock on the day of termination times the number shares of for which vesting was accelerated. In total, the Company expensed $800,000 as stock-compensation in the three-month period ended June 30, 2008.

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Valuation and Expense Information under SFAS 123(R)

As of June 30, 2008 and December 31, 2007, there was $3,836,796 and $2,585,196, respectively, of total unrecognized compensation expense under SFAS 123R, net of estimated forfeitures, related to stock options that the Company will amortize over the next four fiscal years.

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

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
E85 and American Ethanol agreed that American Ethanol would enter into a management agreement with Sutton Ethanol, LLC to manage the operation of the Sutton ethanol facility on such terms and conditions as are consistent with an arms-length management agreement for ethanol facilities of a similar type and size;

•
E85 and American Ethanol agreed that American Ethanol or its biofuels marketing subsidiary would enter into an exclusive marketing agreement with Sutton Ethanol, LLC to market ethanol and any other products from the Sutton ethanol facility for a fee to American Ethanol of one percent (1.0%) of gross sales, and on such terms and conditions as are consistent with arms-length marketing agreements for ethanol facilities of a similar type and size; and

•	The parties recited their intent to pursue the development and construction of three additional ethanol facilities on terms and conditions substantially similar to those for the Sutton Project.

In addition, American Ethanol entered into the following credit facilities with Siva Limited, a Bermuda corporation, an affiliated entity of E85, Inc:

•
Siva Limited agreed to loan American Ethanol up to $4.5 million for the purpose of investing in American Ethanol’s International Biofuels subsidiary for the continued construction of a 50 million gallon biodiesel facility. If the note was repaid prior to thirty days from the date of the advance, no interest would be due. If the note was not fully paid in that time period, interest would accrue at the rate of 2.5% per month and the note would mature 12 months from the date of closing. Interest was payable quarterly. The loan was secured by a pledge by American Ethanol of 6% of the membership units of Sutton Ethanol, LLC; and

•
Siva Limited agreed to loan American Ethanol $32 million for the purpose of funding American Ethanol’s remaining equity contribution to Sutton Ethanol, LLC. If the funds were borrowed, the loan would bear interest at the rate of 15% per annum, and would be due and payable on December 30, 2007. Interest was payable quarterly. The loan was secured by a pledge by American Ethanol of 35% of the membership units of Sutton Ethanol, LLC. American Ethanol was not obligated to borrow under this facility.

In connection with the agreements with E85 and Siva Limited described above, an affiliate of Siva Limited purchased from Janikiram Ajjarapu all 8,100,000 shares of common stock of American Ethanol held by Mr. Ajjarapu, a former officer and director of American Ethanol.

Prior to American Ethanol's acquisition of the Sutton and Wahoo membership interests, Geneva Capital was engaged to perform certain consulting services in exchange for cash and stock in the company. In June, 2006, Geneva Capital brought action against Sutton and Wahoo claiming breach of contract under these agreements. Janikiram Ajjarapu and American Ethanol agreed to settle this litigation with Geneva Capital, releasing American Ethanol from any liability related to this litigation. In addition, American Ethanol received a reimbursement of legal expenses in the amount of $200,000 which was recorded as additional paid in capital. The settlement and stock sale transaction closed in March 2007.

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 14, 2007 by mutual agreement of the parties, American Ethanol and E85 dissolved their joint venture. American Ethanol purchased E85’s 50% interest in the Sutton Joint Venture for $16 million in cash which they borrowed on a short term basis from the Joint Venture. As part of this repurchase, American Ethanol terminated its design contract with Delta T and wrote off approximately $5.2 million in design work previously performed by Delta T and its contractors. This $5.2 million is included as an expense of the Company as of December 31, 2007. American Ethanol retained the remaining $8 million invested in the JV by E85. This $8 million gain has been included in the Statement of Operations as gain from sale of subsidiary. All previous agreements between American Ethanol and E85, including the loan facilities with Siva Limited, were terminated as of the date of the repurchase of the interest in Sutton.

Public Company Acquisition. On June 23, 2006, American Ethanol acquired approximately 88.3% of the outstanding common stock of Marwich II, Ltd. from three principal shareholders and directors of Marwich for $675,000. The purchase price, net of current year expenses ($662,406), was accounted for as a reduction of additional paid-in capital as a step in a reverse merger transaction. In connection with this transaction, the three directors of American Ethanol's management, were named as directors of Marwich. Also on June 23, 2006, American Ethanol entered into an Agreement and Plan of Merger (subsequently amended and restated on July 19, 2007) with Marwich pursuant to which American Ethanol would merge with and into Marwich and (i) each issued and outstanding share of American Ethanol common stock (including common stock issued upon conversion of American Ethanol Series A preferred stock, which automatically converted into common stock immediately prior to the closing of the Merger) and Series B preferred stock was converted into Series B preferred stock which is convertible into common stock at the holder’s discretion on a one for one basis, respectively, of Marwich, and (ii) each issued and outstanding option and warrant exercisable for common stock of American Ethanol was assumed and converted into an option or warrant exercisable for common stock of Marwich. Upon the effectiveness of the Merger, Marwich changed its name to AE Biofuels, Inc. The 3,343,200 shares of Marwich purchased by American Ethanol were retired upon the completion of the Merger.

On December 7, 2007, the Merger was completed and the former shareholders of American Ethanol were issued 84,114,998 shares of AE Biofuels, Inc. common stock in exchange for all of the outstanding shares of American Ethanol common stock, 6,487,491 shares of AE Biofuels, Inc. Series B preferred stock in exchange for all of the issued and outstanding shares of American Ethanol’s Series B preferred stock, and AE Biofuels, Inc. assumed options and warrants exercisable for 4,229,000 shares of common stock and 748,074 shares of Series B preferred stock, respectively. For accounting purposes, the Merger was treated as a reverse acquisition with American Ethanol as the acquirer and the Company as the acquired party.

Marketing Company Acquisition. On September 1, 2007, American Ethanol acquired Biofuels Marketing, Inc., a Nevada corporation, in exchange for 200,000 shares of American Ethanol common stock valued at $3.00 per share. Of the shares issued, 50% are contingent upon the continued employment of the President of Biofuels Marketing,and will be accounted for as compensation expense as earned. Of the purchase price, $300,000 was assigned to the primary asset acquired, which was a customer list, which is being amortized over 18 months.

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Technology Company Formation: On February 28, 2007, in consideration for the agreement to fund cellulosic ethanol development efforts, the Company acquired a 51% interest in Energy Enzymes, Inc. The Company has the right to acquire the remaining 49% for 1,000,000 shares of the Company's common stock upon the fulfillment of certain performance milestones. As of June 30, 2008, the Company had funded approximately $807,023 under this agreement.

India Company Formation. On July 14, 2006, the Company, through a wholly owned subsidiary, International Biofuels, Inc. and its wholly-owned subsidiary, International Biodiesel, Ltd., LLC, a Mauritius company, entered into a joint venture biodiesel project agreement with Acalmar Oils & Fats Limited, an Indian company. The purpose of the joint venture was to build a biodiesel production facility with a nameplate capacity of 50 million gallons per year adjacent to the existing palm oil plant in Kakinada, India with such fuel being exported from India to the U.S. for sale. By the terms of the agreement the Company agreed to contribute approximately $15.4 million and Acalmar agreed to contribute its edible palm oil facility in India to the joint venture through a leasing arrangement. On August 22, 2007, the Company and Acalmar mutually terminated this lease agreement.

On January 23, 2008, International Biofuels, Ltd agreed to terminate the amended shareholder agreement with Acalmar Oils and Fats, Ltd. including termination of Acalmar’s right to own or receive any ownership interest in the joint venture biodiesel project. The total cancellation price payable by International Biofuels was $900,000 and is classified in our Statement of Operations as a shareholder agreement cancellation payment. This joint venture has contributed income of $13,373 and $0 to the consolidated income for the six months ended June 30, 2008 and 2007, respectively, principally from foreign currency exchange gains and interest income. This income is not subject to U.S. federal taxation until it is repatriated.

Argentina Project Company. On June 9, 2008, AE Biofuels Americas, Inc., a subsidiary of AE Biofuels, Inc. entered into an agreement to develop a biodiesel plant with a nameplate capacity of 75 million gallons per year located in San Lorenzo, Argentina, subject to certain closing conditions, and signed a preliminary engineering agreement. To date, $113,223 has been funded and expensed under the preliminary engineering agreement.

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Land options and purchases.

The Company and its subsidiary, American Ethanol, Inc., have acquired options to purchase land in various locations in Nebraska and Illinois. The terms of these options are typically from one to two years and provide that the Company has the right to acquire the land for a set price per acre subject to the satisfaction, in the Company's sole discretion, of its due diligence.

The aggregate purchase price of all land currently under option, if all options are exercised, is $934,000. Currently, the Company is evaluating each site as to the adequacy of utilities, zoning, subsurface structures and the like and the exercise of any option will be dependent upon the result of the Company's analysis of these and other factors. The remaining options expire on or before January 2010.

13. Commitments.

The Company contracted with Desmet Ballestra India Pvt. Ltd. to build a glycerin refinery and pretreatment plant at our existing biodiesel plant in Kakinada, India. At June 30, 2008 and December 31, 2007, construction contracts were outstanding for approximately $1,230,000 and $1,850,000, respectively that will be funded with cash currently held in our India subsidiary and through a term loan obtained in July 2008 from the State Bank of India (see note 17).

14. Related party transactions.

A director and significant shareholder of the Company loaned Energy Enzymes $500,000 under a credit facility. During the three months ended June 30, 2008, draws of $875,000 were made and offset by repayments of $1,987,508, including interest. The loan had $600,000 outstanding at June 30, 2008. The loan is a short term note with a term of nine months from the date of issue and carries a 10% per annum interest rate. The monies were used by the Company to pay operating expenses and to meet payments related to obligations of our operation in India.

Chadbourn Securities acted as one of the Company’s placement agents with respect to the Company’s Series B preferred stock offering in 2007. One of the Company’s directors and shareholders is an agent of Chadbourn and received payments from Chadbourn related to the sale of stock along with other non-related parties.

The Company and Eric A. McAfee, the Company's Chief Executive Officer and Chairman of the Board, are parties to an agreement pursuant to which the Company pays Mr. McAfee a monthly fee of $10,000 per month for services rendered to the Company as a director and officer. For the three and six months ended June 30, 2008 and 2007, the Company paid Mr. McAfee $30,000 and $60,000, respectively pursuant to this agreement.

The Company and CM Consulting are parties to an agreement pursuant to which the Company reimburses CM Consulting for a minimum of 20 hours per month of time on an aircraft owned by CM Consulting until February 2008. The Company paid an upfront fee of $360,000 starting February 2006 for 24 months of usage. The contract expired in February 2008 and has neither been extended nor renewed. For the six months ended June 30, 2008, the Company expensed $15,000, for the six months ended June 30, 2007, the Company expensed $90,000 of this rental fee, respectively. CM Consulting is 50% owned by Eric McAfee, a director, officer and significant shareholder of the Company.

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cagan McAfee Capital Partners is owned by two directors of the Company and provides office services and advisory services under an advisory agreement with the Company. For the six months ended June 30, 2008 and 2007, the Company paid Cagan McAfee Capital Partners $89,327 and $123,856 for advisory services, office services and travel expenses. The Company engaged Cagan McAfee Capital Partners in January 2006 for administrative, paralegal and staff support for $15,000 a month for three years.

The Industrial Company (TIC) and Delta-T are companies involved in the design and construction of ethanol plants in the United States. In 2006 the Company paid TIC and Delta-T approximately $7.5 million for services related to the design and initial construction work on the Company’s Sutton Ethanol, LLC ethanol plant facility. In August 2007 the Company and TIC terminated their relationship, and the company wrote off approximately $5.2 million in design work and construction in progress.

During October and December 2007, the Company sold $6,127,727 of commodities to Acalmar Oils and Fats, Ltd. Amounts due from Acalmar Oils and Fats, Ltd. have been presented on the balance sheet as Accounts receivable - related party. These sales were made at prevailing market rates.

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

AE BIOFUELS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2008 and December 31, 2007, our unrecognized tax benefits were not significant.

16. Contingent Liabilities.

On March 28, 2008, the Cordillera Fund, L.P. (“Cordillera”) filed a complaint in the Clark County District Court of the State of Nevada against American Ethanol, Inc. and the Company. The complaint seeks a judicial declaration that Cordillera has a right to payment from the Company for its American Ethanol shares at fair market value pursuant to Nevada’s Dissenters’ Rights Statute, a judicial declaration that Cordillera is not a holder of Series B preferred stock in the Company under the provisions of that statute; and a permanent injunction compelling the Company to apply the Dissenters’ Rights Statute to Cordillera’s shares and reimburse Cordillera for its attorneys fees and costs.

On April 29, 2008, we filed a Motion to Transfer Venue, seeking a transfer to the Second Judicial District Court of the State of Nevada, located in Washoe County, Nevada. The Motion was granted on or about June 2, 2008 and the case is now pending in Washoe County.

The Company intends to vigorously defend this disputed claim of entitlement under the Nevada Dissenters’ Rights Statute. The Company believes based upon their interpretation of the facts surrounding this matter and Nevada law that they have meritorious defenses against any claims by Cordillera for dissenters’ rights. However, any ultimate outcome of this matter is highly uncertain and difficult to predict at this early stage.

17. Subsequent Events.

On July 29, 2008, an aggregate additional borrowing in the amount of $400,000 was drawn against the project financing loan between Laird Cagan, a director, and Energy Enzymes.

On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), a wholly-owned subsidiary executed a five year secured term loan with the State Bank of India in the amount of approximately $6 million. The term loan matures in July 2013, and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada, India and the personal guarantee of Suren Ajjarapu the Company’s President and member of the board of directors.  The Company intends to indemnified Mr. Ajjarapu for cost, expenses and liabilities incurred by Mr. Ajjarapu pursuant to the Deed of Guarantee.

Borrowings generally bear interest at 12.75% and the rate is subject to adjustment after two years. We borrowed approximately $3,800,000 against the facility in July 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part II and elsewhere, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is based upon our unaudited Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Company Overview

We design, develop, build, own and plan to operate biodiesel and next-generation ethanol production facilities in the U.S. and abroad. As of June 30, 2008, we own a biodiesel facility in Kakinada, State of Andra Pradesh, India, with a nameplate capacity of 50 million gallons per year. In addition, on June 12, 2008, we announced that our wholly-owned subsidiary, AE Biofuels Americas, Inc. acquired a 90% ownership interest in a permitted 75 million gallon biodiesel site in San Lorenzo, Argentina, through a Joint Development Agreement with DS Development SA, a subsidiary of DS Group, a Belgian holding company globally active in the agro-industrial sector for the development, construction, ownership and operation of a new biodiesel plant. We expect that our production facilities in India will produce biodiesel primarily for export to the U.S. and Europe and the Argentina production facility will produce biodiesel primarily for export to Europe. We continue to evaluate sites for additional production facilities in India and South America.

During the quarter, we continued the construction of our glycerin refinery and pretreatment facility at our Kakinada plant which will enable us to produce industrial and pharmaceutical-grade glycerin for sale to the Indian market. Refined glycerin is extensively used in personal care products, pharmaceuticals, food and beverages, tobacco, alkyd resins, and other technical applications. Refined glycerin typically commands a significantly higher price than crude glycerin.

Finally, in the second quarter of 2008, we also substantially completed construction of our cellulosic ethanol demonstration facility in Butte, Montana, and continued to fund the optimization of our cellulosic ethanol technology for large-scale commercial implementation. This facility was officially opened on August 11, 2008.

Company Organization

AE Biofuels, Inc., through its wholly-owned subsidiary American Ethanol, Inc., owns operating subsidiaries. Through our subsidiary International Biodiesel, Inc., we own International Biofuels, Ltd, a Mauritius corporation and its subsidiary Universal Biofuels Private Ltd, an India company. Universal Biofuels Private Ltd. holds as its primary asset a biodiesel plant with the nameplate capacity of 50 million gallons annually in Kakinada, India. Two other subsidiaries of American Ethanol, Sutton Ethanol, LLC and Danville Ethanol, Inc, hold future plant development assets including approximately 375 acres of land. Biofuels Marketing, Inc., a Delaware corporation was acquired by us on September 1, 2007, as a marketing organization whose purpose is to acquire feedstock and sell the commodities related to our ethanol and biodiesel plants. Energy Enzymes, Inc. is held as a 51% owned joint venture for the development of next-generation cellulosic ethanol. The other 49% interest in Energy Enzymes is held by Renewable Technology Corporation. Under the joint venture agreement, the Company acquires the remaining 49% ownership in Energy Enzymes for consideration of one million shares upon the completion of certain project milestones.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

Revenues

We had no revenues in either the six months ended, June 30, 2008 or June 30, 2007.

Expenses

Expenses. For the period from November 29, 2005 (inception) through June 30, 2008, the Company was considered a development stage enterprise under Statement of Financial Accounting Standards (“SFAS”) No. 7 Development Stage Enterprises. We have been devoting substantially all of our efforts to establishing biodiesel and ethanol plants and securing feedstock to operate those plants. We will remain a development stage company until planned principal operations have commenced and significant revenues have been generated from those operations.

Research and Development Expenses

During 2007, we formed a joint venture with Renewable Technology Corporation for the purpose of developing next-generation ethanol production processes. Under this joint venture agreement in 2007, we acquired 51% of Energy Enzymes, Inc. and have subsequently funded the operating expenses of Energy Enzymes and its team to optimize cellulosic ethanol technology for large-scale commercial implementation. For the six months ended June 30, 2008, we funded operating expenses of $512,056 consisting of consulting services of $120,000 and the balance in lab supplies, lab equipment and travel expenses. For the six months ended June 30, 2007, we funded operating expenses of $120,030 principally for the services of the key scientists.

General and Administrative Expenses

Principal areas of spending for general and administrative expenses are in the areas of employee compensation and professional services. We summarize our spending into eight components as follows:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
	%	%

Salaries, wages and compensation	40%	43%
Supplies and services	6%	7%
Repair and maintenance	0%	0%
Taxes, insurance, rent and utilities	6%	2%
Professional services	41%	35%
Depreciation and amortization	2%	0%
Travel and entertainment	5%	12%
Miscellaneous expense	0%	1%
Total	100%	100%

The largest component of general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees and financing fees along with associated non-cash stock compensation expense. For the six months ended June 30, 2008, we spent approximately $2,344,365 on professional services including a non-cash stock compensation charge of approximately $493,878 for stock and option grants to key consultants and advisors. The major components of this spending were legal fees of $438,169, accounting fees of $313,552, professional fees of $294,900, and financial advisory fees of $192,441 and independent board member fees of $141,750. The balance of these fees relate principally to fees paid with respect to securities filings and marketing services. For the six months ended June 30, 2007, we spent approximately $1,130,714 on professional services of which $8,541 was for stock based compensation. On an inception-to-date basis, we spent $8,052,953 on professional services, including $773,490 of compensation for stock and options issued to consultants.

The second largest component of general and administrative expense is employee compensation, including related stock compensation. The number of employees grew as a result of hiring in India. Compensation expense grew from approximately $582,305 for the six months ended June 30, 2007 to approximately $2,297,392 for the six months ended June 30, 2008. The increase was principally driven by the non-cash, stock compensation of approximately $1,067,165 for the six months ended June 30, 2008 compared to the stock compensation of $60,408 for the six months ended June 30, 2007. The increase in stock compensation expense is due to the modification of an option plan for a departing executive. On an inception-to-date basis, we spent $6,217,680 on employee compensation, including approximately $2,220,860 of stock compensation.

Other Income (Expense)

During the six months ended June 30, 2008, we purchased and resold glycerin. These sales resulted in profits of $26,534 on sales of $205,270. At June 30, 2008, we held $110,231 of glycerin as a purchased commodity in other current assets, which we plan to resell.

Pursuant to the terms of its Amended and Restated Registration Rights Agreement, beginning in January 2008 the Company was obligated to file a registration statement to register shares of common stock issued or issuable upon conversion of the Company's for Series A and B preferred stock or pay in cash or shares of stock to these investors an amount equal to 0.5% per month of their investment amount. The expense related to this payment from the period from January through December 2008 of $2,274,402 is reflected in our Statement of Operations as a registration rights payment.

On January 23, 2008, International Biofuels, Ltd agreed to terminate the amended shareholder agreement with Acalmar Oils and Fats, Ltd. including termination of Acalmar’s right to own or receive any ownership interest in the joint venture biodiesel project. The total cancellation price payable by IBL of $900,000 is reflected in our Statement of Operations as a shareholder agreement cancellation payment.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

We had no revenues for the three months ended, June 30, 2008 or June 30, 2007.

Expenses

Research and Development Expenses

For the three months ended June 30, 2008, we funded the operating expenses of Energy Enzymes, Inc. in the amount of $387,708, consisting of consulting services of $60,000 and the balance in various components of building a commercial demonstration plant.

General and Administrative Expenses

Principal areas of spending for general and administrative expenses are in the areas of employee compensation and professional services. We summarize our spending into eight components as follows:

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007
	%	%

Salaries, wages and compensation	44%	44%
Supplies and services	8%	7%
Repair and maintenance	0%	0%
Taxes, insurance, rent and utilities	6%	2%
Professional services	37%	35%
Depreciation and amortization	1%	0%
Travel and entertainment	4%	12%
Miscellaneous expense	0%	0%
Total	100%	100%

The largest component of general and administrative expense is employee compensation, including related stock compensation. Compensation expense grew from approximately $824,922 for the three months ended June 30, 2007 to $1,646,122 for the three months ended June 30, 2008. The increase was principally driven by non-cash, stock compensation of $947,463 for the three months ended June 30, 2008 compared to stock compensation of $15,000 for the three months ended June 30, 2007. This increase was due to the acceleration of vesting of restricted Stock in connection with the termination of one of the Company's executives.

The second largest component of general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the three months ended June 30, 2008, we spent $1,275,944 on professional services including a non-cash stock compensation charge of $249,117 for stock and option grants to key consultants and advisors. For the three months ended June 30, 2007, we spent $652,778 on professional services of which none was for stock based compensation.

Liquidity

Through June 30, 2008 we have raised approximately $32,000,000 (net of expenses) through the sale of equity; $4,500,000 from the sale of 10% Senior Secured Notes; and $8,206,000 pursuant to the repurchase of our interest in Sutton Ethanol, LLC. The Company has established a credit facility with a director and significant shareholder which allows the Company to borrow money on a short term basis. Through June 30, 2008, the Company borrowed an aggregate of $2,675,000 under this credit facility of which $600,000 was outstanding as of June 30, 2008.  At June 30, 2008 we had approximately $423,000 in cash and cash equivalents held in our domestic entities. The funds that we have raised to date have been used for the development of our biodiesel facility in India (approximately $15,900,000), a land acquisition in Illinois for development of an ethanol facility (approximately $2,300,000), and a land acquisition and improvements in Nebraska for development of an ethanol facility (approximately $11,000,000), four land options in Illinois and Nebraska for possible future development of ethanol facilities (approximately $610,000), and operating expenses.

We will need significantly more cash to implement our plan to build our next-generation ethanol plants, to continue to develop biodiesel facilities in India and to develop biodiesel facilities in Argentina. We intend to raise these funds through the sale of additional equity either in AE Biofuels or one of our subsidiaries, joint ventures, construction loans, long-term debt financings and operating cash flows. We estimate that the cost to develop a biodiesel facility in India or Argentina is approximately $30 to $50 million with an additional $6 to $10 million required for working capital.

The Company contracted with Desmet Ballestra India Pvt. Ltd. to build a glycerin refinery in Kakinada, India. At June 30, 2008 and December 31, 2007, construction contracts were outstanding for approximately $1,230,000 and $1,850,000, respectively that we will fund with cash currently held in our India subsidiary and through a term loan facility from the State Bank of India.

Due to the risk factors discussed in our annual report on form 10-K, there can be no assurance that we will be successful in raising the additional funds necessary to carry out management’s plans for the future. Management estimates that it will need to obtain additional debt or equity funds for each ethanol and biodiesel facility it builds, plus cash to continue its development efforts. The Company today is spending approximately $550,000 per month to cover its general and administrative costs. Funds available at June 30, 2008 are only sufficient to cover less than one month of our domestic operating costs. During the three months ended June 30, 2008, we borrowed $500,000 under the credit facility established with a director and related party, in order to meet our funding obligations with respect to our Energy Enzymes subsidiary and meet current obligations. Subsequent to June 30, 2008, we borrowed an additional $400,000 under this credit facility.

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

Our long-lived assets are primarily associated with our plant in Kakinada, India. This production facility was constructed with our former partner, Acalmar Oils and Fats, during 2007. The first phase of the plant is currently operational and we are evaluating various feedstock agreements in order to fully utilize the facility. We are constructing a glycerin refinery and pretreatment plant at our Kakinada facility, which is expected to be fully operational by the fourth quarter of 2008. Costs for building the plant remained in construction-in-progress at June 30, 2008, and will be reclassified once the plant is fully operational and placed in service.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No.123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), where the fair value of each option is adjusted to reflect only those shares that are expected to vest. Our implementation of SFAS 123(R) used the modified-prospective-transition method where the compensation cost related to each unvested option as of January 1, 2006 was recalculated and any necessary adjustment was reported in the first quarter of adoption.

We made the following estimates and assumptions in determining fair value:

•
Valuation and amortization method — We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

•
Expected Term — The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We applied the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

•	Expected Volatility — The Company’s expected volatilities are based on historical volatility of comparable companies’ stock.

•
Expected Dividend — The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

•	Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

Given the absence of an active market for our common stock as a private company prior to the Merger with American Ethanol, our board of directors, the members of which we believe have extensive business, finance or venture capital experience, were required to estimate the fair value of our common stock for purposes of determining exercise prices for the options it granted. Our board of directors determined the estimated fair value of our common stock, based in part on an analysis of relevant metrics, including the following:

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

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “ Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however, the application of this statement may change current practice. On January 1, 2008, the Company adopted SFAS 157 and the adoption of this statement had no material effect on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of adoption for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Management is currently assessing the impact of the adoption of this Statement.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” ("SFAS 159") . This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. On January 1, 2008, the Company adopted SFAS 159 and the adoption of this statement had no material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities. The issuance of this statement corrects this and makes some other hierarchy changes. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that this statement will result in a change to current practice.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $636,654 and $720,402 at June 30, 2008 and December 31, 2007, respectively. These amounts were invested primarily in money market funds and short term time deposits. The unrestricted cash and cash equivalents and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

At June 30, 2008 and March 31, 2008, we had $5,600,000 and $1,712,508 of fixed- rate, short-term debt outstanding, respectively.

Item 4T. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008 our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except those discussed below with respect to our remediation efforts.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

Throughout the three and six months ended June 30, 2008, we began the implementation of a remediation plan to address the material weaknesses identified during the audit of our fiscal year ended December 31, 2007. The control deficiencies that gave rise to the material weaknesses related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, controls over financial reporting at the India subsidiary, stockholders equity and share-based compensation, acquisitions as well as financial statement presentation and disclosures. We have hired two employees with the necessary accounting knowledge, experience and training to meet the needs of our organization. We will continue to implement process changes and hire employees or consultants to address the material weaknesses noted in the internal controls over financial reporting for fiscal 2007. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these new process changes to determine if they are operating effectively.

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

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

On March 28, 2008, the Cordillera Fund, L.P. ("Cordillera") filed a complaint in the Clark County District Court of the State of Nevada against American Ethanol, Inc. and the Company. The complaint seeks a judicial declaration that Cordillera has a right to payment from the Company for its American Ethanol shares at fair market value pursuant to Nevada's Dissenters' Rights Statute, a judicial declaration that Cordillera is not a holder of Series B preferred stock in the Company under the provisions of the statute; and a permanent injunction compelling the Company to apply the Dissenters' Rights Statute to Cordillera's shares and reimburse Cordillera for attorneys fees and costs.

On April 29, 2008, we filed a Motion to Transfer Venue, seeking a transfer to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada. The Motion was granted on or about June 2, 2008 and the case is now pending in Washoe County.

The Company intends to vigorously defend this disputed claim of entitlement under the Nevada Dissenters' Rights Statute.

Item 1A. Risk Factors

There has been no material change in the Company's risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2008.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission Of Matters To A Vote Of Security Holders

The following matters were presented for stockholder vote at the Company's annual meeting of stockholders held on May 8, 2008: (1) election of 6 members to our board of directors, each to serve until our annual meeting in 2009, and until their respective successors are qualified and elected or earlier resignation or removal; (2) ratification of the appointment of the Company’s independent registered public accounting firm for the fiscal year ended on December 31, 2008; and (3) the approval of the Company’s Amended and Restated 2007 Stock Plan. The respective votes of each matter were indicated as follows:

1.  Election of 6 members to our board of directors:

Name of Director	For	Withhold Authority
Eric A. McAfee	57,153,189	1,150
Surendra Ajjarapu	57,153,189	1,150
Harold Sorgenti	57,153,289	1,050
Michael DeLong	57,153,289	1,050
Laird Cagan	57,153,189	1,150
Michael Peterson	57,153,289	1,050

2. Ratification of the appointment of BDO Seidman, LLP as our independent auditors for the fiscal year ended December 31, 2008:

For	Against	Abstain
57,153,504	635	200

3.  Approval of the Company’s Amended and Restated 2007 Stock Plan:

For	Against	Abstain
56,741,770	69,575	300

There were no broker non-votes.

Item 5. Other Information

On July 17, 2008, Universal Biofuels Private Limited, a wholly-owned subsidiary of the Company entered into a five-year secured term loan with the State Bank of India in the amount of approximately $6 million. The term loan matures in July 2013 and is secured by all of the assets of Universal Biofuels, including a biodiesel plant and land in Kakinada, India. Borrowings generally bear interest at 12.75% per annum, which interest rate is subject to adjustment after two years. On July 18, 2008, Universal Biofuels borrowed $3.8 million under this facility.

In connection with the term loan, Surendra Ajjarapu, the Company’s president and member of its board of directors, entered into a Deed of Guarantee for Overall Limit with the State Bank of India pursuant to which Mr. Ajjarapu personally guaranteed Universal Biofuels’ obligations under the term loan. The Company intends to indemnify Mr. Ajjarapu for any costs, expenses and liabilities incurred by Mr. Ajjarapu pursuant to the Deed of Guarantee.
.
Item 6. Exhibits

10.12	Agreement of Loan for Overall Limit

10.13	Deed of Guarantee for Overall Limit

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2008

AE Biofuels, Inc.

By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer (Principal Executive Officer)