Form 10-Q
period 2008-09-30
AE Biofuels, Inc.
filed 2008-11-14
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______to _________.

Commission file number: 00-51354

AE BIOFUELS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1407544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of October 28, 2008 was 85,549,940 shares.

AE BIOFUELS, INC.

FORM 10-Q

Quarter Ended September 30, 2008

		Page

INDEX
PART I— FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	2
	Consolidated Statements of Operations for Three and Nine Months Ended September 30, 2008 and 2007 and for the period from November 29, 2005 (inception) to September 30, 2008	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 and for the period from November 29, 2005 (inception) to September 30, 2008	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Controls and Procedures	27

PART II— OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
SIGNATURES		31

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AE BIOFUELS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$591,718	$720,402
Marketable securities	-	2,635,892
Accounts receivable	-	3,447,039
Accounts receivable - related party	-	6,127,727
Inventories	1,254,008	-
Prepaid expenses	142,533	58,872
Other current assets	334,162	674,235
Total current assets	2,322,421	13,664,167

Property, plant and equipment, net	21,926,418	19,585,087
Intangible assets	83,334	233,334
Other assets	483,229	68,488
Total assets	$24,815,402	$33,551,076

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$1,080,066	$9,985,639
Income taxes payable	6,092	36,750
Short term borrowings, net of discount	4,173,437	-
Other current liabilities	3,673,760	-
Current portion of long-term debt	538,213	-
Total current liabilities	9,471,568	10,022,389

Long-term debt, net of discount	3,633,709	-
Long-term debt (related party)	1,300,495	-

Commitments and contingencies (Notes 6, 7, 8, 13, 14, 15, 17 and 18)
Stockholders' equity:
Series B preferred stock, $0.001 par value – 7,235,402 authorized; 5,533,821 and 6,487,491 shares issued and outstanding, respectively (aggregate liquidation preference of $16,601,463 and $19,462,473)	5,533	6,487
Common Stock, $0.001 par value - 400,000,000 authorized; 85,532,020 and 84,557,462 shares issued and outstanding, respectively	85,531	84,557
Additional paid-in capital	36,283,215	33,707,953
Deficit accumulated during the development stage	(25,152,218)	(11,995,395)
Accumulated other comprehensive (loss) income	(812,431)	1,725,085
Total stockholders' equity	10,409,630	23,528,687

Total liabilities and stockholders' equity	$24,815,402	$33,551,076

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended		Period from November 29, 2005 (Date of Inception) to September 30, 2008
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Sales	$-	$-	$-	$-	$744,450

Cost of goods sold (inventory provision)	952,028	-	952,028	-	1,687,028

Gross profit	(952,028)	-	(952,028)	-	(942,578)

Research and development	316,402	66,583	828,458	186,583	1,086,219
General and administrative expenses	1,921,372	8,545,658	7,540,720	11,815,792	28,355,186
Loss on forward purchase commitments	532,500	-	532,500	-	532,500

Operating loss	(3,722,302)	(8,612,241)	(9,853,706)	(12,002,375)	(30,916,483)

Other income (expense)
Interest income	58	69,150	32,544	20,259	130,294
Interest expense	-	-	(253,020)	-	(253,020)
Other income, net of expenses	71,160	138,036	113,321	154,796	301,637
Gain from dissolution of joint venture	-	8,206,446	-	9,061,141	9,061,141
Gain on foreign currency exchange	-	492,659	-	544,775	497,954
Shareholder agreement cancellation payment	-	-	(900,000)	-	(900,000)
Registration rights obligations	-	-	(2,274,402)	-	(2,274,402)
Income (loss) related to 50/50 joint venture	-	(87,866)	-	67,670	182,923

Income (loss) before income taxes	(3,651,084)	206,184	(13,135,263)	(2,153,734)	(24,169,956)

Income taxes	-	(48,129)	(21,560)	(48,129)	(100,145)

Net income (loss)	$(3,651,084)	$158,055	$(13,156,823)	$(2,201,863)	$(24,270,101)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,090,458	(3,259,939)	2,537,516	(1,395,876)	(812,431)
Comprehensive loss, net of taxes	$(2,560,626)	$(3,101,884)	$(10,619,307)	$(3,597,739)	$(25,082,532)

Loss per common share
Basic and diluted	$(0.04)	$-	$(0.16)	$(0.03)	$(0.32)
Weighted average shares outstanding
Basic and diluted	84,935,737	73,422,681	84,459,343	73,274,586	75,697,648

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended		Period from November 29, 2005 (Date of Inception) to September 30, 2008
	September 30, 2008	September 30, 2007
Operating activities:
Net loss	$(13,156,823)	$(2,201,863)	$(24,270,101)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	1,776,882	862,537	3,414,841
Expired land options	124,536	248,340	569,660
Amortization and depreciation	168,284	33,437	238,059
Inventory provision	952.028		952,028
Loss on forward purchase contract	532,500	-	532,500
Amortization of debt discount	495,942	-	495,942
Registration rights obligation	2,274,402	-	2,274,402
Gain on sale of subsidiary	-	(881,481)	(854,695)
Loss on impairment of assets	-	5,114,236	5,114,236
Gain on dissolution of joint venture	-	(8,206,446)	(8,206,446)
Gains on forward currency contracts	-	-	(436,154)
Changes in assets and liabilities:
Accounts receivable	9,490,481	-	557,206
Inventory	(2,280,540)	-	(2,280,540)
Prepaid expenses	(114,465)	258,869	(175,262)
Other assets	(1,778,139)	(1,019,064)	(1,361,372)
Accounts payable	(8,637,365)	(170,469)	737,567
Other liabilities	2,882,172	85,087	2,825,141
Income taxes payable	(29,775)	-	6,973
Net cash used in operating activities	(7,299,880)	(5,876,817)	(19,866,014)

Investing activities:
Purchases of property, plant and equipment	(5,918,939)	(10,459,960)	(32,760,043)
Purchases of marketable securities	-	-	(2,459,292)
Sales of marketable securities	2,568,216	-	2,568,216
Cash payments to settle forward contracts	(198,213)	-	(198,213)
Cash restricted by letter of credit	500,000		-
Cash payment to settle forward purchase contract
Purchase of Marwich II, Ltd., net of losses	-	-	(662,406)
Exchange rate contract settlements	-		(193,399)
Additions to other assets and intangibles	-	-	(1,073,872)
Refund of property expenditures	-	2,775,000	2,775,000
Return of cash from dissolution of joint venture	-	8,206,446	8,206,446
Sale of Wahoo facility	-	2,000,000	2,000,000
Net cash provided by (used in) investing activities	(3,048,936)	2,521,486	(21,797,562)

Financing activities:
Proceeds from short-term borrowings	5,662,786		5,662,786
Payments of short-term borrowings	-	(1,250,000)	-
Proceeds from long-term debt	4,469,547		4,719,547
Payments on long-term debt	-	(218,311)	(250,000)
Proceeds from settlement	-	200,000	200,000
Refund of investment	-	(90,000)	(90,000)
Proceeds from sale of preferred stock, net of offering costs	910	10,056,354	31,911,422
Net cash provided by financing activities	10,133,243	8,698,043	42,153,755
Effect of exchange rate fluctuations on cash and cash equivalents	86,890	-	101,539
Net (decrease) increase in cash and cash equivalents for period	(128,684)	5,342,712	591,718
Cash and cash equivalents, beginning of period	720,402	1,212,934	-
Cash and cash equivalents, end of period	$591,718	$6,555,646	$591,718

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Nature of Activities and Summary of Significant Accounting Policies.

Nature of Activities. These consolidated financial statements include the accounts of AE Biofuels, Inc., a Nevada corporation, and its wholly-owned subsidiaries, American Ethanol, Inc. (“American”), a Nevada corporation and its subsidiaries; Sutton Ethanol, LLC (“Sutton”), a Nebraska limited liability company; Illinois Valley Ethanol, LLC (“Illinois Valley”), an Illinois limited liability company; Biofuels Marketing, Inc., a Delaware corporation; International Biodiesel, Inc., a Nevada corporation and its subsidiaries International Biofuels, Ltd, a Mauritius corporation and its subsidiary Universal Biofuels Private Ltd., an India company; Danville Ethanol, Inc., an Illinois corporation; Energy Enzymes Inc., a Delaware corporation, and AE Biofuels Americas, a Delaware corporation collectively, (“AE Biofuels” or “the Company”).

The Company’s purpose is to develop, acquire, construct, operate and sell fuel grade ethanol and biodiesel from next-generation technology ethanol and biodiesel production facilities. The Company does not expect to generate significant revenue until its plants are constructed and operational, or operational plants have been acquired. Since inception, the Company has engaged in (i) raising funds through the sale of stock, (ii) purchasing land or options to purchase land for development of ethanol plants in the United States, (iii) selling an ethanol plant site in Wahoo, Nebraska, (iv) receiving permits for ethanol plant sites in Nebraska and Illinois, (v) developing, drafting and submitting three patents on cellulosic ethanol production technology, (vi) constructing a biodiesel manufacturing facility in Kakinada, India through International Biodiesel, Inc. and Universal Biofuels Private, Ltd., a Mauritius corporation, (vii) starting ground work for an ethanol facility in Sutton, Nebraska, (viii) constructing a glycerin refining and vegetable oil pre-treatment facility at the Kakinada plant, and (ix) constructing a cellulosic ethanol commercial demonstration facility in Butte, Montana.

AE Biofuels was originally formed in California on September 12, 2001 as Great Valley Ventures LLC, however, no operating agreement was adopted and no capital was contributed until November 29, 2005. Between September 2001 and November 2005, the Company had no operations and engaged in no activities. From November 2005 through December 2005, the Company commenced development activities with the addition of key advisors, management, and additional founding shareholders. On January 12, 2006, the Company was renamed American Ethanol, LLC. On February 23, 2006, American Ethanol, LLC merged into American Ethanol, Inc., a Nevada corporation.

On June 23, 2006, American Ethanol acquired 88.3% of the outstanding common stock of Marwich II, Ltd. (“Marwich”). Marwich was a shell company with no operations. On December 7, 2007, American Ethanol merged with and into Marwich and (i) each issued and outstanding share of American Ethanol common stock (including common stock issued upon conversion of American Ethanol Series A Preferred Stock, which automatically converted into two common shares for each share of Series A Preferred Stock immediately prior to the closing of the Merger) and Series B Preferred Stock (also convertible into common stock at the holders discretion) converted into common stock and Series B Preferred Stock, respectively, of Marwich, and (ii) each issued and outstanding warrant and/or option exercisable for common stock or Series B preferred stock of American Ethanol was assumed and converted into a warrant and/or option exercisable for common stock or Series B preferred stock of Marwich. Marwich then changed its name to AE Biofuels, Inc.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of the Company and its majority -owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets as of September 30, 2008, the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. The consolidated balance sheet as of December 31, 2007 was derived from the 2007 audited consolidated financial statements and notes thereto. The consolidated financial statements in this report should be read in conjunction with the 2007 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  As of September 30, 2008 the Company is a development stage enterprise and presents its statements in accordance with SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company expects to commence its principal operations in the fourth quarter of 2008.

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Nature of Activities and Summary of Significant Accounting Policies (contd.).

The accompanying unaudited interim consolidated financial statements as of  September 30, 2008 and 2007 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared on the same basis as the audited consolidated statements as of December 31, 2007 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Fair Value of Financial Instruments. Our fair value instruments that require remeasurement, primarily marketable securities, are valued by the institution that holds the instruments. Due to the nature of these instruments, which are essentially time deposits, whose original maturity was more than 90 days and could not be classified as cash equivalents. There is little risk of variances between the reported basis by the holding institution and the fair value.  At September 30, 2008, we had one forward inventory purchase contract with a full delivery commitment of $1,492,500 that had been net settled for a fixed amount, and is valued at the fixed amount of the payment due under the terms of the contract.

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

Cost of Goods Sold. Cost of goods sold include those costs directly associated with the production of revenues., such as raw material purchases, factory overhead, and other direct production costs.  For the three months ended September 30, 2008, cost of goods sold consists of a lower of cost or market adjustment taken against inventory.

General and Administrative. General and Administrative expenses include those costs associated with the general operations of our business such as: compensation, rent, consultants, travel related to executive, legal and financial functions.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at various financial institutions domestically and abroad.  Domestic accounts are insured by the FDIC.  The Company’s accounts at these institutions may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Marketable Securities. The Company’s short-term investments consistes primarily of short term time deposits in India banks, which represented funds available for plant completion and current operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, these short-term investments were classified as available-for-sale and were carried at fair market value. These securities had stated maturities beyond three months but were priced and traded as short-term instruments. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses on sales of available-for-sale securities are computed based upon the initial cost adjusted for any other-than-temporary declines in fair value. The cost of investments sold is determined on the specific identification method. The Company did not have any marketable securities at September 30, 2008.

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Nature of Activities and Summary of Significant Accounting Policies (contd.).

Accounts Receivable. Accounts receivable consist of commodities purchased and resold either secured by letters of credit or made to large credit worthy customers.  Peripheral or incidental purchases and subsequent sales of commodities are recorded as net other income.

Inventories. Inventories are stated at the lower of cost, using the first-in and first-out (FIFO) method, or market.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of land acquired for development of production facilities, and the biodiesel plant in India. The estimated useful life of this plant is expected to be 20 years, once placed in service. The estimated useful life for office equipment and computers is three years and the useful life of machinery and equipment is seven years. Depreciation is provided using the straight line method over the useful life of the assets.

Intangible Assets. Intangible assets are carried at initial fair value less accumulated amortization over the estimated useful life. Amortization is computed over the estimated useful lives of the underlying assets using a method that reflects their utilization pattern.

Stock Splits. On February 28, 2006 and May 18, 2006, the Company’s board of directors declared a two-for-one stock split. All share amounts have been retroactively adjusted to reflect the stock splits.

Research and Development. Research and development costs are expensed as incurred, unless they have alternative future uses to the Company.

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

Long-Lived Assets. The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets" (“SFAS 144”), which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the present value of estimated future cash flows.

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Nature of Activities and Summary of Significant Accounting Policies (contd.).

Basic and Diluted Net Loss per Share.  Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase. Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and nine month periods ended September 30, 2008 and 2007 and on a cumulative basis, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the  weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three months ended September 30, 2008 and 2007 and on a cumulative basis:

	For the three months ended September 30, 2007	For the three months ended September 30, 2008	Period from November 29, 2005 (Date of Inception) to September 30, 2008
Series A preferred stock	9,999,999	-	5,887,919
Series B preferred stock	6,320,498	5,880,104	3,845,509
Series B warrants	732,501	718,908	425,263
Common stock options and warrants	2,627,174	5,575,750	2,346,353
Unvested restricted stock	1,100,000	250,000	1,574,193
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	20,780,172	12,424,762	14,079,237

Series A preferred stock was converted to common stock on a 1:1 basis effective December 7, 2007.

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

Restricted Stock. The Company has granted restricted stock awards, restricted by a service condition, with vesting periods of up to three years. Restricted stock awards are valued using the fair market value of the Company’s common stock as of the date of grant. The Company recognizes compensation expense on a straight line basis over the requisite service period of the award. The remaining unvested shares are subject to forfeitures, repurchase and restrictions on sale, or transfer, up until the vesting date.

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment ” (“SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards adjusted to reflect only those shares that are expected to vest. Our implementation of SFAS 123(R) used the modified-prospective-transition method.

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

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Nature of Activities and Summary of Significant Accounting Policies (contd.).

•

Expected Volatility — The expected volatility is calculated by considering, among other things, the expected volatilities of public companies engaged in similar industries.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.  SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice.  On January 1, 2008, the Company adopted SFAS 157 and the adoption of this statement had no material effect on the Company’s financial statements.  On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective date of FASB Statement No. 157.”  FSP 157-2 delays the effective date of adoption for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  As such, the Company will adopt the provisions of SFAS 157 with respect to non-recurring fair value measurements for non-financial assets and liabilities as of January 1, 2009.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities.  The issuance of this statement corrects this and makes some other hierarchy changes.  This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”  The FASB does not expect that this statement will result in a change to current practice.

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

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Nature of Activities and Summary of Significant Accounting Policies (contd.).

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.”  The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, "Business Combinations."  We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date.  We do not currently believe that adopting FSP FAS 142-3 will have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.  The Company is evaluating the impact that this standard will have on its consolidated financial statements.

2.

Ability to Continue as a Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses and negative cash flow since inception and currently has an accumulated deficit and negative working capital. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on several factors.

The Company has had minimal revenues and has incurred losses from inception through September 30, 2008. The Company has raised approximately $31.8 million dollars to date through the sale of preferred stock (net of placement fees). An additional $8 million of cash was generated through the dissolution of the Sutton Ethanol joint venture.  The Company obtained an additional $11 million in debt from senior secured notes and a term loan. The Company will have to raise significantly more capital or secure a significant amount of debt to complete its business plan and continue as a going concern. Management completed the commissioning of the facility in India on October 1, 2008 and plans to begin operations of this biodiesel facility during the fourth quarter of 2008.

The Company will need significantly more cash to implement its plan to build next-generation ethanol plants, to continue to develop biodiesel facilities in India, to consummate the proposed acquisition of an ethanol plant and distribution business in Wyoming and to develop biodiesel facilities in South America. The Company intends to raise these funds through the sale of additional equity either in AE Biofuels or one of our subsidiaries, joint ventures, construction loans, long-term debt financings and operating cash flows. We estimate that the cost to develop a biodiesel facility in India or South America is approximately $30 million to $50 million with an additional $6 million to $10 million required for working capital.

The Company today is spending approximately $645,000 per month for its general and administrative and research and development costs. Funds available at September 30, 2008 are sufficient to cover less than one month of our domestic operating costs. During the nine months ended September 30, 2008, we borrowed $650,000 under the credit facility established with a former member of the Company’s board of directors and significant shareholder, in order to meet our funding obligations with respect to our Energy Enzymes subsidiary and meet current obligations. Subsequent to September 30, 2008, we borrowed an additional $500,000 under this credit facility.  Due to the risk factors discussed in our annual report on form 10-K and in this quarterly report on form 10-Q, there can be no assurance that we will be successful in raising the additional funds necessary to carry out management’s plans for the future. Management estimates that it will need to obtain additional debt or equity funds for each ethanol and biodiesel facility it builds, plus cash to continue its development efforts.

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.

Inventory.

Inventory consists of the following:

	September 30, 2008	December 31, 2007

Raw Materials	$65,208	$-
Finished Goods	1,188,800	-
Total inventory	$1,254,008	$-

For the three months ended September 30, 2008, the Company expensed $952,028 in connection with the write-down of inventory to reflect market value below cost.

4.

Property, Plant and Equipment.

Property, plant and equipment consist of the following:

	September 30, 2008	December 31, 2007

Land	$3,682,547	$3,734,623
Furniture and fixtures	52,747	52,747
Machinery and equipment	410,103	-
Construction in progress	17,802,126	15,800,752
Total gross property, plant and equipment	21,947,523	19,588,122
Less accumulated depreciation	(21,105)	(3,035)
Total net property, plant and equipment	$21,926,418	$19,585,087

Components of construction in progress include $15,748,177 related to our India biodiesel production facility (expected to be placed in service during the fourth quarter of 2008) and $2,053,949 related to the development of our Sutton property (held for future development of an ethanol facility).

5.

Other Assets.

Other assets consist of the following:

	September 30, 2008	December 31, 2007
Current
Letter of credit securing material purchases	$-	$500,000
Short term deposits	234,419	-
Land options	40,000	164,536
Other	59,743	9,699
	$334,162	$674,235
Long Term
Domain names	46,098	46,098
Deposits	437,131	22,390
	$483,229	$68,488

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.

Intangible Assets.

Intangible assets consist of purchased customer lists (acquired in 2007 in connection with the Biofuels Marketing acquisition discussed in Note 12) which are being amortized over an estimated useful life of 18 months. Intangible assets had a net carrying amount of $83,334 and $233,334 as of September 30, 2008 and December 31, 2007, respectively.

7.

Debt.

Debt consists of the following:

	September 30, 2008	December 31, 2007

Secured term loan, net of discount	4,171,922	-
Revolving line of credit (related party)	1,300,495	-
Less: current portion	(538,213)	-
Long term debt	4,934,204	-
Senior secured note, net of discounts	4,173,437
Current portion of long term debt	538,213	-
Total debt	$9,645,854	$-

On May 16, 2008, Third Eye Capital ABL Opportunities Fund (“Purchaser”) purchased a 10% senior secured note in the amount of $5 million along with warrants exercisable for 250,000 shares of common stock at an exercise price of $3.00 per share. The Note is secured by first-lien deeds of trust on real property located in Nebraska and Illinois, by a first priority security interest in equipment located in Montana, and a guarantee of $1 million by McAfee Capital LLC (owned by Eric McAfee and his wife). Interest on the Note accrues on the unpaid principal balance and is payable on the first business day of each quarter beginning on July 1, 2008. We may prepay all or any portion of the outstanding principal amount of the Note at any time. The Note matures on May 15, 2009, and at that time the outstanding principal amount of the Note together with all accrued and unpaid interest thereon will become due. At September 30, 2008 the Company was not in compliance with the current ratio covenant for the month of September under the loan agreement and is working with the lender to obtain a waiver of this covenant.    While we expect to obtain a waiver, in the event we are unable to do so, the interest rate under this facility increases by 8% and, at the option of the lender, the indebtedness may become immediately due and payable.  The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to obtain a waiver will have no adverse impact on our other debt obligations.  Nevertheless, the failure to obtain a waiver or the acceleration of this debt obligation as a result of this breach may have an adverse impact on our ability to obtain additional borrowings.   There is no assurance that the Company will be able to obtain alternative funding in the event this debt obligation is accelerated.  Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.

A discount to the Note was recorded based on the relative fair value of the 250,000 warrants issued with the Note. For purposes of the relative fair value allocation, the warrants were valued using a Black-Scholes valuation with the following assumptions: five year term, volatility of 58.7%, no dividends and a risk free interest rate of 3.66%. The fair value of the Note was estimated using a discounted cash flow analysis. The resulting discount of $822,500, combined with a discount of $500,000 related to cash issuance costs, will be amortized over one year, the term of the Note.  Amortization of this discount for the three and nine months ended September 30, 2008 was $330,625 and $495,937, respectively.

On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), a wholly-owned subsidiary entered into a five year secured term loan with the State Bank of India in the amount of approximately $6 million. The term loan matures in July 2013 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada, India.  Repayments begin June 2009 with quarterly payments in the amount of approximately $275,000.  In addition, Suren Ajjarapu, a former officer and member of the Company’s board of directors, entered into a Deed of Overall Guarantee on October 16, 2008. Borrowings under this facility generally bear interest at 12.75% and the rate is subject to adjustment after two years.

During the nine month period ended September 30, 2008, Laird Cagan, a former member of the Company’s board of directors, provided project financing to the Energy Enzymes subsidiary.  At September 30, 2008, a total of $1,300,000 was outstanding under this credit facility which accrues interest at 10% interest per annum.  All outstanding principal and accrued interest is due and payable on January 31, 2011.  On September 5, 2008 this credit facility was amended which converted the facility into a revolving line of credit with a credit limit of $2,000,000.  In addition, the maturity date of the credit facility was extended to January 31, 2011, and as a result was re-classified as long-term debt on the balance sheet.

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.

 Operating Leases.

The Company, through its subsidiaries, has non-cancelable operating leases for office space in various worldwide locations and the property housing our cellulosic demonstration facility in Butte, Montana. These leases expire at various dates through April 26, 2010. The operating lease for the Butte, Montana facility grants the Company the right to purchase the underlying land and building at the end of each lease year.  The Company records rent expense on a straight line basis.

Future minimum operating lease payments as of September 30, 2008 are:

Rental Payments

2008 (remainder of 2008)	63,855
2009	201,575
2010	4,348
$269,778

9.

Stockholders Equity.

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value per share and 65,000,000 shares of preferred stock, $0.001 par value per share.

Convertible Preferred Stock

Our Articles of Incorporation authorize our board to issue up to 65,000,000 shares of preferred stock, $0.001 par value per share, in one or more classes or series within a class upon authority of the board without further stockholder approval, of which 7,235,402 shares were designated Series B preferred stock. There were 5,533,821 and 6,487,491 shares of Series B preferred stock issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.

Significant terms of the Series B preferred stock are as follows:

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

Dividends. Holders of shares of Series B preferred stock are entitled to receive non-cumulative dividends payable in preference and prior to any declaration or payment of any dividend on common stock as may from time to time be declared by the board of directors out of funds legally available for that purpose at the rate of 5% of the original purchase price of such shares of preferred stock. No dividends may be made with respect to our common stock until all declared dividends on the preferred stock have been paid or set aside for payment to the preferred stock holders. To date, no dividends have been declared.

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.

Stockholders Equity (contd.).

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

Registration Rights Obligation.  Certain holders of shares of our common stock (including holders of warrants exercisable for common stock) and holders of shares of our Series B preferred stock (including holders of warrants exercisable for Series B preferred stock) are entitled to have their shares of common stock (including common stock issuable upon conversion of Series B preferred stock and exercise of warrants) registered under the Securities Act. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act.

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

The securities with registration rights described above may be sold under Rule 144, beginning December 15, 2008, at which time the payment obligation shall cease. The Company has elected to pay the Registration Rights Payment in shares of its common stock. The Company expects to issue shares of its common stock for the 12 month period ending December 12, 2008 with an aggregate value of $2,274,402, which were expensed as a Registration Rights Obligation and reflected as a component of Other Income/Expense in the Statement of Operations.

10.

Private Placement of Preferred Stock and Warrants.

In connection with the sale of our Series A and B preferred stock, we issued to our placement agent warrants to purchase a number of shares of our common, Series A, and Series B stock representing up to 8% of the shares of Series A and Series B preferred stock sold. The warrants are exercisable for a period of seven years from the date of issuance, have a net exercise provision and are transferable. The shares of the Company’s common stock issuable upon exercise of the warrants must be included in any registration statement filed by the Company with the SEC. Further, subject to certain conditions, the Company has indemnified the placement agents and affiliated broker-dealers against certain civil liabilities, including liabilities under the Securities Act.

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.

Private Placement of Preferred Stock and Warrants. (contd.)

A summary of warrant activity for placement agent warrants for 2008 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2007	1,548,074	$2.22	1,548,074	6.1
Exercised	(29,166)	3.00	(29,166)
Outstanding, September 30, 2008	1,518,908	2.21	1,518,908	5.35

The warrants are considered equity instruments. Since they were issued as a cost of the issuance of the Series A and B preferred stock, the fair value of these warrants has effectively been netted against the preferred stock sale proceeds.

A former member of the Company’s board of directors and a significant shareholder of the Company is a registered representative of the placement agent. He received 976,721 warrants pursuant to the Series A and B financings (see Note 15).

Warrants

In February 2007, we issued five year warrants exercisable for 5,000 shares at $3.00 per share of the Company’s common stock to a consultant as compensation for services rendered. These warrants are immediately exercisable.

Common Stock Reserved for Issuance

AE Biofuels authorized the issuance of 4,000,000 shares under its 2007 Stock Plan for stock awards, which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option.

The following is a summary of options granted under the 2007 Stock Plan:

	Shares Available For Grant	Options Outstanding
		Number Of Shares	Weighted-Average Exercise Price

Balance as of December 31, 2007	2,016,000	1,984,000	$3.00
Authorized	-
Granted	(1,122,000)	1,122,000	3.75
Exercised	-	-	-
Cancelled	20,250	(20,250)	3.00
Balance as of September 30, 2008	914,250	3,085,750	$3.27

At September 30, 2008, the weighted average remaining contractual term is 4.64 years. The aggregate intrinsic value of the shares outstanding at September 30, 2008 is $6,872,875. The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price of $5.50 as of September 30, 2008 over the option holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of these awards is $3.27.

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.

Private Placement of Preferred Stock and Warrants (contd.).

Included in the table above are 449,000 options issued to consultants in November 2007 and September 2008. These options had an exercise price of $3.00 and $3.70 and generally vest over three years. At September 30, 2008 the weighted average remaining contractual term was 4.22 years. The Company recorded a (credit)/charge to expense of ($80,839) and $410,772 for the three and nine months ended September 30, 2008, respectively, and $8,541 for the three and nine months ended September 30, 2007 which reflects the fair value valuation and periodic fair value remeasurement of outstanding consultant options under Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments That are Issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”). The valuation using the Black-Scholes model is based upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in EITF 96-18.

Options vested and exercisable at September 30, 2008 and December 31, 2007 were 1,267,167 and 817,000, with weighted average exercise prices of $2.56 and $3.06, respectively.

Non-Plan Stock Options

In 2006, the Company issued 290,000 stock options to employees outside of any stock option plan, all of which were forfeited during the nine month period ended September 30, 2008.

11.

Stock Based Compensation.

The Company incurred non-cash, stock compensation charges of $216,739 and $1,777,722 in the three and nine months ended September 30, 2008, respectively and $855,995 and $924,945 in the three and nine months ended September 30, 2007, respectively in connection with options granted to employees and consultants.  Of the non-cash stock compensation charges for the nine months ended September 30, 2008, $800,000 was incurred as a result of the accelerated vesting of restricted stock in connection with the termination of one of our officers, which is treated for accounting purposes as a new award and revalued at the market value of the stock on the day of termination.

Valuation and Expense Information under SFAS 123(R)

As of  September 30, 2008 and December 31, 2007, there was $3,057,623 and $2,585,196, respectively, of total unrecognized compensation expense under SFAS 123R, net of estimated forfeitures, related to stock options that the Company will amortize over the next four fiscal years.

12.

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

On August 14, 2007, by mutual agreement of the parties, American Ethanol and E85 dissolved their joint venture. American Ethanol purchased E85’s 50% interest in the Sutton Joint Venture for $16 million in cash which they borrowed on a short term basis from the Joint Venture. As part of this repurchase, American Ethanol terminated its design contract with Delta T and wrote off approximately $5.2 million in design work previously performed by Delta T and its contractors. This $5.2 million is included as an expense of the Company as of December 31, 2007. American Ethanol retained the remaining $8 million invested in the JV by E85. This $8 million gain has been included in the Statement of Operations as a gain from sale of subsidiary. All previous agreements between American Ethanol and E85, including the loan facilities with Siva Limited, were terminated as of the date of the repurchase of the interest in Sutton.

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.

Acquisitions, Divestitures and Joint Ventures (contd.).

Public Company Acquisition. On June 23, 2006, American Ethanol acquired approximately 88.3% of the outstanding common stock of Marwich II, Ltd. from three principal shareholders for $675,000. The purchase price, net of current year expenses ($662,406), was accounted for as a reduction of additional paid-in capital as a step in a reverse merger transaction. In connection with this transaction, three members of American Ethanol's management were named as directors of Marwich. Also on June 23, 2006, American Ethanol entered into an Agreement and Plan of Merger (subsequently amended and restated on July 19, 2007) with Marwich pursuant to which effective December 7, 2007, American Ethanol merged with and into Marwich and (i) each issued and outstanding share of American Ethanol common stock (including common stock issued upon conversion of American Ethanol Series A preferred stock, which automatically converted into common stock immediately prior to the closing of the Merger) and Series B preferred stock was converted into common stock and Series B preferred stock, respectively, of Marwich, and (ii) each issued and outstanding option and warrant exercisable for common stock or Series B preferred stock of American Ethanol was assumed and converted into an option or warrant exercisable for common stock or Series B preferred stock of Marwich. Upon the effectiveness of the Merger, Marwich changed its name to AE Biofuels, Inc. The 3,343,200 shares of Marwich purchased by American Ethanol were retired upon the completion of the Merger.

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

Marketing Company Acquisition. On September 1, 2007, American Ethanol acquired Biofuels Marketing, Inc., a Nevada corporation, in exchange for 200,000 shares of American Ethanol common stock valued at $3.00 per share. Of the shares issued, 50% are contingent upon the continued employment of the President of Biofuels Marketing through August 31, 2009, and will be accounted for as compensation expense as earned. Of the purchase price, $300,000 was assigned to the primary asset acquired, which was a customer list, which is being amortized over 18 months.

The acquisitions of Wahoo Ethanol, LLC, Sutton Ethanol, LLC, Illinois Valley Ethanol, LLC, were treated as capital transactions.  We accounted for the acquisition of Biofuels Marketing, Inc. using purchase accounting.  Subsequent to the acquisition, the financial results of these entities were consolidated.

Technology Company Formation. On February 28, 2007, in consideration for the agreement to fund cellulosic ethanol development efforts, the Company acquired a 51% interest in Energy Enzymes, Inc. The Company has the right to acquire the remaining 49% for 1,000,000 shares of the Company's common stock upon the fulfillment of certain performance milestones. As of September 30, 2008, the Company had funded approximately $807,023 under this agreement.  The performance milestones had not been met as of September 30, 2008.

India Company Formation. On July 14, 2006, the Company, through a wholly owned subsidiary, International Biofuels, Inc. and its wholly-owned subsidiary, International Biodiesel, Ltd., LLC, a Mauritius company, entered into a joint venture with Acalmar Oils & Fats Limited, an Indian company. The purpose of the joint venture was to build a biodiesel production facility with a nameplate capacity of 50 million gallons per year with such fuel being exported from India to the U.S. for sale. Under the terms of the joint venture the Company agreed to contribute approximately $15.4 million and Acalmar agreed to contribute its edible palm oil facility in India to the joint venture entity through a leasing arrangement. On August 22, 2007, the Company and Acalmar mutually terminated this lease agreement.

On January 23, 2008, International Biofuels, Ltd agreed to terminate the joint venture with Acalmar Oils and Fats, Ltd. including termination of Acalmar’s right to own or receive any ownership interest in the joint venture. The total cancellation price payable by International Biofuels was $900,000 and is classified in our Statement of Operations as a shareholder agreement cancellation payment.  For the three months ended September 30, 2008, $300,000 was paid to Acalmar by the Company, reducing the remaining balance due to Acalmar to $600,000 at September 30, 2008.

Argentina Project Company. On June 9, 2008, AE Biofuels Americas, Inc., a subsidiary of AE Biofuels, Inc. entered into an agreement to develop a biodiesel plant with a nameplate capacity of 75 million gallons per year located in San Lorenzo, Argentina, subject to certain closing conditions, and signed a preliminary engineering agreement. To date, $204,347 has been funded and expensed under the preliminary engineering agreement.  On August 10, 2008 the Company and DS Development S.A. mutually agreed to cancel the agreement (see Note 18).

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.

Land Options and Purchases.

The Company and its subsidiary, American Ethanol, Inc., have an option to purchase land in Illinois. The option gives the Company the right to  acquire the land for $934,000.  This option expires in May 2009.

14.

Commitments.

The Company contracted with Desmet Ballestra India Pvt. Ltd. to build a glycerin refinery and pre-treatment plant at our existing biodiesel plant in Kakinada, India. At September 30, 2008 and December 31, 2007, commitments under construction contracts were outstanding for approximately $128,000 and $1,850,000, respectively. Commitments under purchase orders and other short term construction contracts were $321,998 at September 30, 2008.

15.

Related Party Transactions.

During the nine month period ended September 30, 2008, Laird Cagan, a former member of the Company’s board of directors, provided project financing to the Energy Enzymes subsidiary At September 30, 2008, a total of $1,300,000 was outstanding under this credit facility which accrues interest at 10% interest per annum.  All outstanding principal and accrued interest is due and payable on January 31, 2011.  On September 5, 2008 this credit facility was amended which converted the facility into a revolving line of credit with a credit limit of $2,000,000.  In addition, the maturity date of the credit facility was extended to January 31, 2011.

Chadbourn Securities acted as one of the Company’s placement agents with respect to the Company’s Series B preferred stock offering in 2007. Laird Cagan, a former member of the board of directors and a significant shareholder is an agent of Chadbourn and received payments from Chadbourn related to the sale of stock along with other non-related parties.

The Company and Eric A. McAfee, the Company's Chief Executive Officer and Chairman of the board of directors, are parties to an agreement pursuant to which the Company pays Mr. McAfee a monthly salary of $10,000 per month for services rendered to the Company as its President and CEO. For the three and nine months ended September 30, 2008 and 2007, the Company paid Mr. McAfee $30,000 and $90,000, respectively, pursuant to this agreement.

The Company and CM Consulting are parties to an agreement pursuant to which the Company reimbursed CM Consulting for a minimum of 20 hours per month of time on an aircraft owned by CM Consulting until February 2008. The Company paid an upfront fee of $360,000 starting February 2006 for 24 months of usage. The contract expired in February 2008. The Company expensed $15,000 and $135,000 of this rental fee for the nine months ended September 30, 2008 and 2007, respectively. Eric A. McAfee, a director, officer and significant shareholder of the Company owns 50% of CM Consulting.

The Company and Cagan McAfee Capital Partners are parties to an agreement pursuant to which Cagan McAfee Capital Partners provides administrative and advisory services for a monthly fee of $15,000 plus expense reimbursement to the Company.  For the nine months ended September 30, 2008 and 2007, the Company paid Cagan McAfee Capital Partners $245,174 and $123,856, respectively.  Eric A. McAfee, an officer and member of the Company’s board of director and Laird Cagan, a former of the Company’s board of directors, together own 100% of Cagan McAfee Capital Partners.

TIC - The Industrial Company (TIC) and Delta-T are companies involved in the design and construction of ethanol plants in the United States. In 2006 the Company paid TIC and Delta-T approximately $7.5 million for services related to the design and initial construction work on the Company’s Sutton ethanol plant facility.  In August 2007, the Company and TIC terminated their relationship, and the company wrote off approximately $5.2 million in design work and construction in progress.  On October 6, 2008, the Company and TIC cancelled their Strategic Alliance Agreement and TIC agreed to return 4,000,000 shares of the Company’s common stock for a total payment of $500,000 by the Company.  (See Note 18)

During October and December 2007, the Company sold $6,127,727 of crude palm oil to Acalmar Oils and Fats, Ltd. Amounts due from Acalmar Oils and Fats, Ltd. have been presented on the balance sheet as Accounts receivable - related party. These sales were made at prevailing market rates.

AE BIOFUELS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007, and there was no impact to our financial statements. FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides that the tax affects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. Most of our unrecognized tax benefits would affect our effective tax rate if recognized. Furthermore, we do not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.  Net operating losses at December 31, 2007 and 2006 were $470,464 and $214,885, respectively which expire in 2027.

As of September 30, 2008 and December 31, 2007, our unrecognized tax benefits were not significant.

17.

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

On April 29, 2008, we filed a Motion to Transfer Venue, seeking a transfer to the Second Judicial District Court of the State of Nevada, located in Washoe County, Nevada. The Motion was granted on or about June 2, 2008 and the case is now pending in Washoe County.  At this time no estimate of a range of loss can be made therefore we have neither accrued for this contingent liability, nor disclosed a range of loss relating to this contingent liability.

The Company intends to vigorously defend this disputed claim of entitlement under the Nevada Dissenters’ Rights Statute. The Company believes based upon their interpretation of the facts surrounding this matter and Nevada law that they have meritorious defenses against any claims by Cordillera for dissenters ’ rights. However, any ultimate outcome of this matter is highly uncertain and difficult to predict at this early stage.

18.

Subsequent Events.

In October 2008, the Company borrowed an additional $500,000 under the credit facility provided by Laird Cagan, a former director (See Notes 7 and 15).

On October 6, 2008, the Company and TIC cancelled their Strategic Alliance Agreement and TIC agreed to return 4,000,000 shares of the Company’s common stock for a total payment of $500,000 by the Company of which $234,419 was paid to TIC upon the parties’ entry into the agreement and $265,581 is payable on or before December 30, 2008.  Upon cancellation of the agreement, TIC returned 1,880,000 shares and will return the remaining 2,120,000 shares upon the receipt of the final payment. In the event the final payment is not received on or before December 30, 2008, interest shall begin to accrue at the annual rate of 18% until paid in full.

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

Company Overview

We develop, acquire, construct and operate next-generation fuel grade ethanol and biodiesel production facilities in the U.S. and abroad.  We own and operate a biodiesel production facility in Kakinada, State of Andra Pradesh, India, with a nameplate capacity of 50 million gallons per year (“MGY”).  During the quarter, we continued the construction of our glycerin refinery and pre-treatment facility at our Kakinada plant which will enable us to refine crude palm oil into refined palm oil, and produce industrial and pharmaceutical-grade glycerin for sale to the Indian market.  Biodiesel is produced from refined palm oil which is more expensive than crude palm oil.  Refined glycerin is extensively used in personal care products, pharmaceuticals, food and beverages, tobacco, alkyd resins, and other technical applications and typically commands a significantly higher price than crude glycerin.  We expect that our production facilities in India will produce biodiesel and glycerin for both domestic and international markets.  Our current facility is licensed for international sales, and we are in the process of domesticating the plant to allow us to sell into domestic markets in India.  We continue to evaluate sites for additional production facilities in the United States, India and South America.

Finally, in the third quarter of 2008, we completed construction of our cellulosic ethanol demonstration facility in Butte, Montana and continued to fund the optimization of our cellulosic ethanol technology for large-scale commercial implementation. This facility was officially opened on August 11, 2008.

Company Organization

AE Biofuels, Inc., through its wholly-owned subsidiary American Ethanol, Inc., owns operating subsidiaries. Through our subsidiary International Biodiesel, Inc., we own International Biofuels, Ltd, a Mauritius corporation and its subsidiary Universal Biofuels Private Ltd, an India company. Universal Biofuels Private Ltd. holds as its primary asset a biodiesel plant with the nameplate capacity of 50 MGY in Kakinada, India. Two other subsidiaries of American Ethanol, Sutton Ethanol, LLC and Danville Ethanol, Inc, hold future plant development assets including approximately 375 acres of land. Biofuels Marketing, Inc., a Delaware corporation was acquired by us on September 1, 2007, as a marketing organization whose purpose is to acquire feedstock and sell the commodities related to our ethanol and biodiesel plants. Energy Enzymes, Inc. is held as a 51% owned joint venture for the development of next-generation cellulosic ethanol.  The Company has the right to acquire the remaining 49% of Energy Enzymes for one million shares of the Company’s common stock upon the completion of certain milestones. AE Biofuels Americas was formed to hold South and Central American assets.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

Revenues

We had no revenues in either the nine months ended September 30, 2008 or September 30, 2007.

Expenses

For the period from November 29, 2005 (inception) through September 30, 2008, the Company was considered a development stage enterprise under Statement of Financial Accounting Standards (“SFAS”) No. 7 “Development Stage Enterprises”.  Since inception we have focused our efforts on developing our business including, constructing our Kakinada biodiesel production facility, constructing our cellulosic demonstration facility, securing funding arrangements, and evaluating other related opportunities. We will remain a development stage company until planned principal operations have commenced and significant revenues have been generated from those operations.

Research and Development Expenses

During 2007, we acquired 51% of Energy Enzymes, Inc. and have subsequently funded the operating expenses of Energy Enzymes and its team to optimize cellulosic ethanol technology for large-scale commercial implementation. For the nine months ended September 30, 2008, we funded operating expenses of $828,458, consisting of expenses to build a demonstration facility of $570,341, consulting services of $182,786, and miscellaneous expenses.  For the nine months ended September 30, 2007, we funded operating expenses of $186,583 principally for the services of the key scientists.

General and Administrative Expenses

Principal areas of spending for general and administrative expenses are in the areas of employee compensation and professional services. We summarize our spending into eight components as follows:

	Nine Months Ended September 30, 2008%	Nine Months Ended September 30, 2007%

Salaries, wages and compensation	39%	24%
Supplies and services	6%	6%
Repair and maintenance	-	-
Taxes, insurance, rent and utilities	5%	1%
Professional services	34%	21%
Depreciation and amortization	2%	-
Travel and entertainment	4%	5%
Miscellaneous expense	10%	43%
Total	100%	100%

The number of employees grew as a result of hiring in India. Compensation expense grew from approximately $2,787,682 for the nine months ended September 30, 2007 to approximately $3,219,279 for the nine months ended September 30, 2008. The increase was principally driven by the non-cash, stock compensation of approximately $1,364,743 for the nine months ended September 30, 2008 compared to the stock compensation of $916,403 for the nine months ended September 30, 2007. The increase in stock compensation expense is due to the vesting acceleration of a restricted stock grant for a departing executive. On an inception-to-date basis, we spent $7,088,658 on employee compensation, including approximately $2,518,438 of stock compensation charges.

For the nine months ended September 30, 2008, we spent $2,803,757 in professional services including a non-cash stock compensation charge of $413,039, legal fees of $622,514, accounting fees of $369,148, professional fees of $311,006, financial advisory fees of $198,578 and independent board member fees of $212,000. For the nine months ended September 30, 2007, we spent $2,470,796 in professional services of which $8,541 was for non-cash stock based compensation, legal fees of $1,245,050, accounting fees of $224,197, financing fees of $200,000, and other advisor and consultant fees.  On an inception-to-date basis, we spent $8,525,263 on professional services, including $559,751 of non-cash stock compensation for stock and options issued to consultants.

Other Income (Expense)

Pursuant to the terms of its Amended and Restated Registration Rights Agreement, beginning in January 2008 the Company was obligated to file a registration statement to register shares of common stock issued or issuable upon conversion of the Company's Series A and B preferred stock or pay in cash or shares of stock to these investors an amount equal to 0.5% per month of their investment amount. The expense related to this payment from the period from January through December 2008 of $2,274,402 is reflected in our Statement of Operations as a registration rights payment.

On January 23, 2008, we agreed to terminate the joint venture with Acalmar Oils and Fats, Ltd. including termination of Acalmar’s right to own or receive any ownership interest in the joint venture. The total cancellation price of $900,000 is reflected in our Statement of Operations as a shareholder agreement cancellation payment.

Interest expense increased as a result of debt facilities acquired by both the Company and its India subsidiary. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. For the nine months ended September 30, 2008, we incurred interest expense of $846,513 partially offset by interest earned on excess cash of $32,544.

During the nine months ended September 30, 2008, we purchased and resold glycerin resulting in profits of $78,276 which were recorded as net other income.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

We had no revenues for the three months ended September 30, 2008 or September 30, 2007.

Cost of Goods Sold

For the three months ended September 30, 2008, the Company expensed $952,028 in connection with the write-down of inventory.

Expenses

Research and Development Expenses

For the three months ended September 30, 2008, we funded the operating expenses of Energy Enzymes, Inc. in the amount of $316,402 consisting of consulting services of $62,596 and the balance associated with costs of building of a commercial demonstration plant.

General and Administrative Expenses

Principal areas of spending for general and administrative expenses are in the areas of employee compensation and professional services. We summarize our spending into eight components as follows:

	Three Months Ended September 30, 2008%	Three Months Ended September 30, 2007%

Salaries, wages and compensation	36%	16%
Supplies and services	4%	5%
Repair and maintenance	-	-
Taxes, insurance, rent and utilities	5%	-
Professional services	27%	16%
Depreciation and amortization	2%	1%
Travel and entertainment	4%	2%
Miscellaneous expense	22%	60%
Total	100%	100%

Compensation expense for the three months ended September 30, 2008 was $870,978, a decrease of 509,476 from $1,380,454 for the three months ended September 30, 2007. The decrease was principally driven by non-cash, stock compensation of $297,578 for the three months ended September 30, 2008, compared to non-cash stock compensation of $855,995 for the three months ended September 30, 2007 driven by the issuance of stock options to executives with immediate vesting provisions.

Professional services decreased to $680,885 for the three months ended September 30, 2008 from $1,340,083 for the three months ended September 30, 2007. Professional services included non-cash stock compensation credit of $80,839 for stock and option grants to key consultants and advisors during the three months ended September 31, 2008 and none for the three months ended September 30, 2007.  Changes in stock compensation were driven by the change in our stock price and its impact on the stock compensation charges calculated under EITF 96-18.  In addition, we purchased lower levels of financial and marketing advisory services during the three months ended September 30, 2008.

For the three months ended September 30, 2007, the Company took a one time charge of $5,114,236 to reflect impairment of construction in progress for design work previously performed by Delta T and its subcontractors.

Other Income (Expense)

For the three months ended September 30, 2008 the Company incurred interest expense of $593,494 for interest, bond discount and warrant coverage costs.

Liquidity

The Company today is spending approximately $645,000 per month primarily on general and administrative and research and development costs. Funds available at September 30, 2008 are sufficient to cover less than one month of our domestic operating costs. Subsequent to the filing of this report, we incurred short term borrowings to meet operating costs. The Company will require significant cash to fund its operating expenses and working capital requirements primarily for general and administrative expenses, and the purchase of feedstock and other raw materials to operate its existing and future production facilities.

We intend to fund ongoing operations through operating cash flows, working capital lines of credit, construction loans, long-term debt, the sale of additional equity by the Company or its subsidiaries and joint ventures.  However, the impact on financial institutions from the current global credit and liquidity crisis may adversely affect the availability and cost of credit to the Company. There can be no assurance that governmental responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit. We cannot assure you that we will be able to secure such financing on terms acceptable to us or the, or at all, any of which could harm our business.

Historical Sources and Uses of Cash

Operating Activities

Through September 30, 2008, net cash used in operating activities was $19,866,013 primarily to develop our business, including general and administrative and research and development costs. Net cash used in operating activities increased from $5,876,817 in the nine months ended September 30, 2007 to $7,299,880 in the nine months ended September 30, 2008 primarily as a result of an increase in inventory of $2,116,080 purchased in connection with the commissioning of our biodiesel plant in India.

Investing Activities

Through September 30, 2008, net cash used in investing activities was $21,797,562, which consisted primarily of $32,760,042 in purchases of property, plant and equipment relating to the construction of our biodiesel facility in India, our demonstration facility in Butte, MT and the purchase of potential plant sites in Nebraska and Illinois, offset by $2,775,000 provided by overpayment refunds, $8,206,000 provided as a result of the dissolution of our joint venture with E85 in August 2007 and $2,000,000 provided by the sale of our ethanol plant site in Wahoo, Nebraska.

Financing Activities

Through September 30, 2008, we have raised $42,153,755 from financing activities, including $31,911,422 from the sale of equity (net of expense) and $10,382,333 in debt, of which $4,719,547 is proceeds from long-term debt and $5,662,786 is proceeds from short-term debt. At September 30, 2008, the Company’s long-term debt included $1,300,495 outstanding under a credit facility provided by a former director and significant shareholder.  On September 5, 2008 this credit facility was amended which converted the facility into a revolving line of credit with a credit limit of $2,000,000.  In addition, the maturity date of the credit facility was extended to January 31, 2011.  As a result, during the quarter we reclassified this facility from short-term to long-term debt.  On July 17, 2008, the Company entered into a secured term loan in the amount of approximately $6,000,000 of which $4,171,922 was outstanding at September 30, 2008. At September 30, 2008 the Company was not in compliance with the current ratio covenant for the month of September under the Third Eye Capital ABL Opportunities Fund loan agreement and is working with the lender to obtain a waiver of this covenant.    While we expect to obtain a waiver, in the event we are unable to do so, the interest rate under this facility increases by 8% and, at the option of the lender, the indebtedness may become immediately due and payable.  The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to obtain a waiver will have no adverse impact on our other debt obligations.  Nevertheless, the failure to obtain a waiver or the acceleration of this debt obligation as a result of this breach may have an adverse impact on our ability to obtain additional borrowings.   There is no assurance that the Company will be able to obtain alternative funding in the event this debt obligation is accelerated.  Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.

Other Factors Affecting Liquidity and Capital Resources

We will need significantly more cash to implement our plan to build next-generation ethanol plants, to continue to develop biodiesel facilities in India and elsewhere in the world, to consummate planned acquisitions, and to fund ongoing operations. We estimate that the cost to develop a biodiesel facility in India or South America is approximately $30 million to $50 million with an additional $6 million to $10 million required for working capital.

The Company expects to spend an additional $1,000,000 to complete the pre-treatment facility and glycerin refinery at its Kakinada plant of which commitments for approximately $450,000 under purchase orders and other short term construction contracts which were outstanding at September 30, 2008.

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

Our long-lived assets are primarily associated with our plant in Kakinada, India. This production facility was constructed in conjunction with our former partner, Acalmar Oils and Fats, during 2007. The first phase of the plant is currently operational and we are evaluating various feedstock agreements in order to fully utilize the facility. We are constructing a glycerin refinery and pre-treatment plant at our Kakinada facility, which is expected to be fully operational by the fourth quarter of 2008. Costs for building the plant remained in construction-in-progress at September 30, 2008, and will be reclassified once the plant is fully operational and placed in service.

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

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measurements however, the application of this statement may change current practice. On January 1, 2008, the Company adopted SFAS 157 and the adoption of this statement had no material effect on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of adoption for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  As such, the Company will adopt the provisions of SFAS 157 with respect to non-recurring fair value measurements for non-financial assets and liabilities as of January 1, 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combination” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, classified as a component of equity and accounted for at fair value. SFAS 141(R) and SFAS 160 are effective for the Company’s 2009 financial statements. Early adoption is prohibited. The effect the adoption of SFAS 141(R) and SFAS 160 will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R) and SFAS 160.

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

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, "Business Combinations." We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date. We do not currently believe that adopting FSP FAS 142-3 will have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. The Company is evaluating the impact this standard will have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $591,718 and $3,356,294 at September 30, 2008 and December 31, 2007, respectively. These amounts were invested primarily in money market funds and short term time deposits. The unrestricted cash and cash equivalents and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

At September 30, 2008 and June 30, 2008, we had $4,173,437 and $5,600,000 of fixed-rate, short-term and long-term debt outstanding, respectively.  During the three months ended September 30, 2008, we entered into two forward contracts for crude palm oil.  We took delivery of the crude palm oil under the first contract and elected not to take delivery under the second contract by selling our position. As of September 30, 2008 we owed approximately $356,000 with respect to the second contract.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008 our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

Throughout the nine months ended September 30, 2008, we began the implementation of a remediation plan to address the material weaknesses identified during the audit of our fiscal year ended December 31, 2007. The control deficiencies that gave rise to the material weaknesses related to the fact that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. These control deficiencies contributed to material weaknesses in internal control with respect to segregation of duties, controls over financial reporting at the India subsidiary, stockholders equity and share-based compensation, acquisitions as well as financial statement presentation and disclosures. We have hired two employees with the necessary accounting knowledge, experience and training to meet the needs of our organization. We will continue to implement process changes and hire employees or consultants to address the material weaknesses noted in the internal controls over financial reporting for fiscal 2007. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these new process changes to determine if they are operating effectively.

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

PART II — OTHER INFORMATION

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

Item 1A.  Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on April 1, 2008. In addition, please consider the following:

We will need to obtain a significant amount of additional debt and equity capital to complete the development and completion of our planned ethanol and biodiesel plants, which we may not be able to obtain on acceptable terms or at all.

As of September 30, 2008, we had $133,666 in cash on hand in our domestic entities and $458,052 held in offshore subsidiaries including marketable securities.  We will require a significant amount of capital to meet our existing and future cash needs.  For example, until our biodiesel production facility in India generates sufficient positive cash flow, we will require a significant amount of working capital to purchase feedstock, operate the plant and pay overhead, and additional funding will be needed to meet ongoing obligations with respect to the completion of construction of our glycerin refinery and pre-treatment facility.  In addition, we will need to borrow an estimated $31 million to fund the acquisition of Renova Energy, Inc. and Wyoming Ethanol, LLC and ongoing working capital requirements.  Finally, we require substantial funds to fund the Company’s general and administrative costs.  The impact on financial institutions from the current global credit and liquidity crisis may adversely affect the availability and cost of credit to the Company. There can be no assurance that governmental responses to the disruptions in the financial markets will stabilize the markets or increase liquidity and the availability of credit. We cannot assure you that we will be able to secure such financing on terms acceptable to us or the, or at all, any of which could harm our business.

Our results of operations, financial position and business will be highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies, so our respective results could fluctuate substantially.

With the commencement of production at our India biodiesel production facility expected in the fourth quarter of 2008, our results will be substantially dependent on commodity prices, especially prices for palm oil and other feedstock, and petroleum. The commodity markets are experiencing extreme volatility and disruption.  In recent weeks, the volatility and disruption in the commodity markets have reached unprecedented levels.  As a result of the volatility of the prices for these items, our results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

There are risks inherent in international operations that could hinder our international growth strategy.

Our ability to achieve future success will depend in part on the successful operation of our facilities outside the U.S.  We currently own and operate a biodiesel production facility in India and we expect to generate significant revenues from our operations in India and elsewhere in the world. There are difficulties and risks inherent in doing business on an international level that could adversely affect our international operations, including, among other things, the following:

•

burdensome regulatory requirements and unexpected changes in these requirements;

•

tariffs and other trade barriers;

•

difficulties in staffing and managing international operations;

•

accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•

longer accounts receivable payment cycles and collection difficulties;

•

political and economic instability;

•

fluctuations in currency exchange rates;

•

potential difficulties in transferring funds generated overseas to the U.S. in a tax efficient manner;

•

seasonal reductions in business activity during the summer months in Europe and other parts of the world; and

•

potentially adverse tax consequences.

Operations in foreign countries also present risks associated with currency exchange and convertibility, inflation and repatriation of earnings. In some countries, economic and monetary conditions and other factors could affect our ability to convert our cash distributions to U.S. dollars or other freely convertible currencies, or to move funds from our accounts in these countries. Furthermore, the central bank of any of these countries may have the authority to suspend, restrict or otherwise impose conditions on foreign exchange transactions or to approve distributions to foreign investors.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults upon Senior Securities

At September 30, 2008 the Company was not in compliance with the current ratio covenant for the month of September under the Third Eye Capital ABL Opportunities Fund loan agreement and is working with the lender to obtain a waiver of this covenant.    While we expect to obtain a waiver, in the event we are unable to do so, the interest rate under this facility increases by 8% and, at the option of the lender, the indebtedness may become immediately due and payable.  The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to obtain a waiver will have no adverse impact on our other debt obligations.  Nevertheless, the failure to obtain a waiver or the acceleration of this debt obligation as a result of this breach may have an adverse impact on our ability to obtain additional borrowings.   There is no assurance that the Company will be able to obtain alternative funding in the event this debt obligation is accelerated.  Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

3.1	Articles of Incorporation of Marwich II, Ltd. (renamed AE Biofuels, Inc.) filed with Nevada Secretary of State on October 24, 2006 to correct previous filing on December 13, 2007

3.1.1	Amendment to Articles of Incorporation of Marwich II, Ltd. filed with the Nevada Secretary of State on October 11, 2007

10.12	TIC Agreement

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2008

AE Biofuels, Inc.

By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer (Principal Executive Officer)