Form 10-K
period 2008-12-31
AE Biofuels, Inc.
filed 2009-05-15
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 000-51354

AE BIOFUELS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1407544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20400 Stevens Creek Blvd., Suite 700

Cupertino, California 95014

Address of principal executive offices

Registrant’s telephone number (including area code): (408) 213-0940

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $441,981,180 as of June 30, 2008, the registrant’s most recently completed second fiscal quarter, based on the average bid and asked price on the Over-The-Counter Bulletin Board reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on May 12, 2009 was 86,171,532 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Page

PART I

Special Note Regarding Forward—Looking Statements

1

Item 1.        Business

1

Item 1a.      Risk Factors

13

Item 1b.      Unresolved Staff Comments

22

Item 2.        Properties

22

Item 3.        Legal Proceedings.

23

Item 4.        Submission Of Matters To A Vote Of Security Holders.

23

PART II

Item 5.        Market For Registrant's Common Equity, Related Stockholder Matters And Issuer
Purchases Of Equity Securities

24

Item 6.         Selected Financial Data

25

Item 7.         Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

26

Item 7a.       Quantitative And Qualitative Disclosures About Market Risk.

36

Item 8.         Financial Statements And Supplementary Data.

37

Item 9.         Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

37

Item 9a.       Controls And Procedures.

37

Item 9b.       Other Information.

40

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

55

Item 13.       Certain Relationships and Related Transactions, and Director Independence

57

Item 14.       Principal Accountant Fees and Services

58

Item 15.       Exhibits And Financial Statement Schedules.

59

Signatures

90

i

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

We obtained the market data used in this report from internal company reports and industry publications. Industry publications generally state that the information contained in those publications has been obtained from sources believed to be reliable but their accuracy and completeness are not guaranteed and their reliability cannot be assured. Although we believe market data used in this 10-K is reliable, it has not been independently verified. Similarly, while we believe internal company reports are reliable, we have not had the content of these reports independently verified.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “the Company” refer specifically to AE Biofuels, Inc. and its subsidiaries.

Item 1.

Business

History

AE Biofuels, Inc. is the result of the reverse merger of American Ethanol, Inc. with Marwich II, Ltd., a public shell company, which was completed on December 7, 2007. For accounting purposes, the reverse merger was treated as a reverse acquisition with American Ethanol as the acquirer and Marwich as the acquired party. After consummation of the reverse merger, we changed our name to AE Biofuels, Inc. As a result, the business and financial information included in this report for the years ended December 31, 2007 and 2006 is the business and financial information of American Ethanol, Inc. and its subsidiaries on a consolidated basis. For more information regarding how we accounted for the acquisition, see Note 1 — “Nature of Activities and Summary of Significant Accounting Policies” and Note 12 — “Acquisitions, Divestitures and Joint Ventures” of the Notes to Consolidated Financial Statements included in this report.

General

We are an international biofuels company focused on the development, acquisition, construction and operation of next-generation fuel grade ethanol and biodiesel facilities, and the distribution, storage, and marketing of biofuels. Since our inception in late 2005, we have engaged in (i) raising funds through the sale of stock and the issuance of debt, (ii) purchasing land and land options for the development of ethanol plants in the United States through American Ethanol, our wholly owned subsidiary, (iii) selling an ethanol plant site in Wahoo, Nebraska, (iv) developing, drafting, and submitting three patents on proprietary, patent-pending enzyme technology, (v) constructing and operating a biodiesel manufacturing facility with a nameplate capacity of 50 million gallons per year (MGY) in Kakinada, India, (vi) starting groundwork for an ethanol facility in Sutton, Nebraska, (vii) constructing a glycerin refining and vegetable oil pretreatment facility at the Kakinada plant, and (viii) commercializing our proprietary, patent-pending enzyme technology, including constructing and operating our next-generation integrated cellulose and starch ethanol demonstration facility in Butte, Montana.

The Company has 44 full-time equivalent employees in offices in Cupertino, California; Houston, Texas; and Hyderabad, India; and plants in Butte, Montana and Kakinada, India.

Our mailing address and executive offices are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, California 95014. Our telephone number is (408) 213-0940. Our corporate website is www.aebiofuels.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website when such reports are available on the U.S. Securities and Exchange Commission (“SEC”) website. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street,

NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content of any website referred to in this Form 10-K is not incorporated by reference into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Products and Segments

During 2008, we began our planned principal operations of producing, distributing and selling biofuel. During 2008 we achieved the following milestones:

•

By November 2008, we licensed, commissioned and began operating a biodiesel plant in Kakinada, India with a nameplate capacity of 50 MGY and by December 31, 2008 had revenues attributable to these operations of approximately $816,655; and

•

We opened our integrated cellulose and starch ethanol demonstration facility in Butte, Montana and began the commercialization of our proprietary, patent-pending enzyme technology.

We are now segmenting the business into three segments: India, North America, and Other. The three reporting segments are defined as follows:

•

The “India” operating segment encompasses our 50 MGY nameplate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, and holding companies in Nevada and Mauritius. We currently market and sell our biodiesel primarily to customers in India. We employ our own sales force to sell our biodiesel and also sell our biodiesel through independent brokers. For the year ended December 31, 2008, revenues from our Indian operations were 100% of total net revenues. Indian revenues consist of sales of biodiesel to brokers and local retail customers. The majority of our assets as of December 31, 2008 were attributable to our Indian operations.

•

The “North America” operating segment includes the commercialization of our proprietary, patent-pending enzyme technology at our integrated cellulose and starch ethanol demonstration facility in Butte, Montana and land held for next generation ethanol plant development in Sutton, Nebraska and in Danville, Illinois.

•

The “Other” segment encompasses our costs associated with new market development, company-wide fund raising, executive compensation and other corporate expenses.

For revenue and other information regarding the aforementioned segments and for additional geographic information on our revenues and long-lived assets, see Note 14 — “Segment Information,” of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Also, for a discussion of the risks attendant to our Indian operations, see “Part I, Item 1A. Risk Factors,” which is incorporated herein by reference.

Biofuels Market

Fiscal 2008 proved to be an extremely turbulent year in the global economy, and the biofuels industry was severely impacted by significant swings in commodity pricing. Commodity prices, including the price of corn, soybean oil, palm oil, crude oil and gasoline soared to record highs during the first eight months of 2008 only to decline sharply by the end of the year.

Despite the global economic downturn and continued volatility in commodities markets, we believe the long-term outlook for biofuels is strong. The U.S. Government through the Renewable Fuels Standard (RFS),  mandates and tax incentives, and continues to support the adoption of next-generation biofuels produced from non-food sources. AE Biofuels’ patent-pending enzymatic cellulosic ethanol technology is very well positioned to take advantage of the growing demand for advanced biofuels. AE Biofuels is also in a unique position to enable existing starch-based ethanol facilities to transition 25% to 35% of their current production from corn to non-food inputs, such as corn stover and wheat straw.

United States Market

In the U.S. in 2008, it was extremely difficult for corn and soybean-based biofuels companies to produce ethanol and biodiesel profitability because of the extreme volatility in commodity prices. We anticipate that commodity prices for corn and soybeans will continue to be unpredictable in the foreseeable future.

Despite such marketplace volatility, we expect the U.S. biofuels market to continue to grow based on several factors:

•

Increase in the federal Renewable Fuels Standard (RFS);

•

Continued discounting of ethanol prices relative to crude oil (or gasoline);

•

Continued requirements for oxygenates for reformulated gas programs; and

•

Continued use of ethanol as a gasoline extender (refinery capacity).

The Energy Independence and Security Act of 2007 significantly increased the mandated usage of renewable fuels originally established under the Energy Policy Act of 2005 to 36 billion gallons by 2022. In addition, the 2007 Act increases the quantity of ethanol produced from corn to 15 billion gallons by 2022 and increases the amount of renewable fuels, including cellulosic ethanol and biodiesel, produced from non-food biomass to 21 billion gallons. For example, the mandate for cellulosic ethanol will increase from 100 million gallons in 2010 to three billion gallons by 2015.

Under the Energy Policy Act, the Environmental Protection Agency (EPA) sets a national standard for the amount of renewable fuel that must be used during the following year. The EPA calculates the standard by dividing the amount of renewable fuel required for that year by the amount of gasoline expected to be consumed that year. The 2008 standard was 4.66%. The EPA announced in November 2008 that it would raise the 2009 national standard to 10.21%, an equivalent of 11.1 billion gallons of ethanol to be blended with gasoline nationally. Because the EPA expects the U.S. to consume 138 billion gallons of gasoline in 2009, the new mandate could possibly result in over 75% of all U.S. gallons being sold as E-10 (10% ethanol). To meet the mandate, refiners will need to increase the amount of ethanol that is blended with gasoline.

We believe that new restrictions on automobile emissions, reductions in carbon monoxide, smog mitigation programs in major cities, and a general trend toward the reduction of greenhouse gas emissions, continue to drive the demand for ethanol and other biofuels. Although the federal oxygenate requirements for reformulated gasoline increased in the Clean Air Act were completely eliminated in the Energy Policy Act of 2005, refiners continue to use oxygenated gasoline to meet continued federal and state fuel emission standards. In addition, ethanol continues to play a key role in helping refiners extend their product. There have been no new petroleum refineries built in the U.S. since 1976, although several have been expanded, and the refining industry continues to operate extremely close to capacity. During this same time, over 170 ethanol and 85 biodiesel production facilities were built. The use of ethanol and other factors has caused demand for petroleum-based gasoline to drop in the U.S. within the past year.

India Market

India is the world’s fifth largest consumer of energy, and by 2030 it is expected to become the third largest, overtaking Japan and Russia. While global oil demand is expected to increase at an annual average rate of 1.6%, India’s demand for oil is expected to increase at an average rate of 2.9% annually over the next quarter century.

In India, oil and its products are used in the transport, commercial, industrial, and domestic sectors. As India’s power grids fail to provide a reliable and consistent source of electricity, diesel is also being used in captive power generation, as well as to power irrigation for agriculture. There is a widening gap between India’s consumption and production of oil. In 2004, India imported 68% of its oil. India has only 0.4% of the world’s proven reserves and the International Energy Agency (IEA) estimates that India’s oil production will continue to decline. As a result, India’s dependence on foreign oil is projected to grow to 91% by 2030.1

The Indian government is becoming increasingly concerned about the country’s consumption of fossil fuel and petroleum products because of (i) the huge export of funds to pay for these oil imports, (ii) increasing pollution and environmental hazards, and (iii) concerns over the declining state of the country’s environment and the health of its citizens. The Indian government views biofuels as good substitutes for oil in the transportation sector. As a result, mandates have been instituted as a solution to the country’s environmental problems, energy security, desire to reduce imports and increase rural employment, and desire to improve the country’s agricultural economy.

———————

1

Brookings Institute November 2006.

On September 11, 2008, the Indian government approved a National Policy on Biofuels. The National Policy on Biofuels in part:

•

Establishes a National Biofuel Coordination Committee, headed by the Prime Minister of India and a Biofuel Steering Committee headed by a Cabinet Secretary;

•

Establishes a biofuel blending target of 20% by 2017, including ethanol and biodiesel;

•

Encourages biodiesel production from non-edible sources;

•

Recommends establishing a minimum purchase price for biodiesel linked to the prevailing retail diesel price;

•

Recommends that biofuels be brought under the ambit of “Declared Goods” to ensure unrestricted movement within and outside India; and

•

Recommends that no taxes and duties should be levied on biodiesel.

Benefit of Alternative Fuels

Ethanol

In the U.S., ethanol is primarily used by the refining industry as:

•

an octane enhancer for gasoline;

•

a clean air additive in the form of an oxygenate, which when blended with gasoline, allows engines to burn fuel more completely and reduce emissions from motor vehicles; and

•

an aid in reducing dependence on imported oil, thereby reducing the balance of trade.

New restrictions on automobile emissions, reductions in carbon monoxide, smog mitigation programs in major cities, and a general trend toward the reduction of greenhouse gas emissions, continue to drive the demand for ethanol. Although the federal oxygenate requirements for reformulated gasoline increased in the Clean Air Act were completely eliminated in the Energy Policy Act of 2005, refiners continue to use oxygenated gasoline to meet continued federal and state fuel emission standards.

As stated above, ethanol plays a key role in helping refiners extend their product by as much as 10%. If a fuel blender uses 10 gallons of gasoline with no blended agents, 10 gallons of finished gasoline is created; however if the same blender uses nine gallons of gasoline blended with one gallon of ethanol to create an E10 finished gasoline product, this extends the gasoline supply for domestic energy by 10%. There has been no new petroleum refineries built in the U.S. since 1976, although several have been expanded, and the refining industry operates extremely close to capacity. During this same time, over 170 ethanol and 85 biodiesel production facilities were built. The use of ethanol has caused demand for petroleum-based gasoline to actually drop in the U.S. within the past year.

In addition, an ethanol plant can re-invigorate a rural community. A typical plant can create between 20-40 direct jobs, the majority of which are skilled positions requiring special training and education. In addition to the jobs provided at the ethanol facility, a plant creates dozens of indirect jobs.

Cellulosic ethanol can be produced from biomass such as corn stover, wheat straw, switch grass and sugar cane bagasse which minimizes the impact on the food chain. An integrated cellulose and starch ethanol process results in lower capital costs, higher alcohol concentration, reduced energy, less water consumption and lower exposure to commodity price fluctuations.

Biodiesel

Biodiesel is a biodegradable fuel produced from renewable sources such as vegetable oils or animal fats. In the U.S., Europe and India, biodiesel is generally blended with petroleum diesel, though it is also used in its pure form as a diesel substitute. Biodiesel is gaining popularity as an alternative fuel in India because it:

•

is more environmentally friendly than petroleum-based diesel fuel, as biodiesel has been shown to reduce greenhouse gas, carbon monoxide, particulate matter and hydrocarbon emissions;

•

reduces dependence on imported oil and extends the diesel fuel supplies. The U.S., Europe and India are currently net importers of crude oil and other fuel supplies;

•

has excellent engine lubrication characteristics, even when blended with diesel fuel at low blend rates such as 1% or 2%;

•

can be used in existing diesel engines generally with no or minor engine modifications;

•

is compatible with the existing diesel fuel distribution infrastructure; and

•

can be produced from a wide variety of renewable feedstocks including vegetable oils, such as soybean and palm, or animal fats.

U.S. Federal, State and Local Incentives

First passed in 1979, the Volumetric Ethanol Excise Tax Credit (VEETC) program gives gasoline distributors who blend ethanol with gasoline a federal excise tax credit for each gallon of ethanol they blend. The federal Transportation Act of the 21st Century, or TEA-21, extended this ethanol tax credit through 2007. The American Jobs Creation Act of 2004 provided distributors an excise tax credit of $0.51 for each gallon of ethanol they blend through 2010. We cannot assure you that this tax incentive will be renewed in 2010 or, if renewed, on what terms. Voluntary blending of ethanol and gasoline is expected to occur at an increasing rate as long as the price of ethanol remains less than or equal to gasoline plus the blender’s tax credit, making blending economically attractive. The current 2009 tax credit for blenders of ethanol and gasoline is $0.45 per gallon. Every state uses ethanol-blended fuel.

In 1980, Congress imposed a tariff on foreign produced ethanol to make it more expensive than domestic supplies derived from corn. This tariff was designed to protect the benefits of the federal tax subsidies for U.S. farmers. The tariff was originally $0.60 per gallon in addition to a 3.0% ad valorem duty. The tariff was subsequently lowered to $0.54 per gallon and was not adjusted completely with the change in the blending credit. In December 2006, the $0.54 per gallon tariff on foreign produced ethanol was extended to 2009. Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempt from this tariff under the Caribbean Basin Initiative (CBI) to spur economic development in that region. Under the terms of the CBI, member nations may export ethanol into the U.S. up to a total limit of 7% of U.S. production per year, with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit. In 2006, there were also significant imports of ethanol from non-CBI countries. Although these imports were subject to the tariff, significant increases in the price of ethanol in 2006 made the importation of ethanol from non-CBI countries profitable, in spite of the tariff. There were no material imports of ethanol into the U.S. in 2007 and 2008.

The Energy Independence and Security Act of 2007 increases the Renewable Fuels Standard (RFS) to 36 billion gallons of renewable fuels, the majority of which must be advanced biofuels like cellulosic ethanol. The new law provides incentives and opportunities for wide scale investment in the development of ethanol production from feedstocks other than grain.

Promoting the commercialization of cellulosic ethanol and building upon the existing industry’s advancements in technologies will be critical to the future growth of the biofuels industry. The Energy Independence and Security Act of 2007 establishes definitions for the renewable fuels program, including advanced biofuels and cellulosic biofuels. Advanced biofuel is a renewable fuel other than ethanol derived from corn starch that is derived from renewable biomass, and achieves a 50% greenhouse gas (GHG) emissions reduction requirement. Cellulosic biofuel is a renewable fuel derived from any cellulose, hemicellulose, or lignin that is derived from renewable biomass, and achieves a 60% GHG emission reduction requirement. Cellulosic biofuels that do not meet the 60% threshold, but do meet the 50% threshold, may qualify as an advanced biofuel. The 60% GHG emissions reduction requirement for cellulosic biofuels may be adjusted to a lower percentage (but not less than 50%) by the EPA Administrator if it is determined the requirement is not feasible for cellulosic biofuels.

The federal Farm Bill of 2008 created an income tax credit of $1.01 per gallon for the producers of cellulosic ethanol and other cellulosic biofuels. If the cellulosic biofuel is ethanol, however, this amount is reduced by the amount of the tax credit generally available for alcohol fuels, which is $0.45 per gallon in 2009. The credit will apply to fuel produced after 2008 and before 2013.

Because this is an income tax credit, it can be used to reduce the producer’s income tax liability on a dollar for dollar basis. However, it’s important to note that the tax credit can only be used to reduce a producer’s income tax liability and there is no benefit for a producer who does not have income tax liability. In addition, the tax credit does not offset alternative minimum tax liability. Unused credits can be carried forward for up to 15 years.

Although the effective dates apply to fuel produced after 2008 and before 2013, the tax credit is triggered by the producer’s sale or use of the cellulosic biofuel as fuel.

This new credit is in addition to, not in place of, the existing $0.10 per gallon small producer income tax credit. In fact, the new law provides that cellulosic ethanol is not subject to the 15,000,000-gallon limit on the amount of ethanol for which the small producer credit can be claimed.

In addition, a number of states in the U.S., including Idaho, Oregon, Utah, Washington and Wyoming, have enacted mandates that currently require ethanol blends in motor fuel sold within the state. These mandates help increase demand for ethanol. As more states consider mandates, or if existing state mandates are relaxed or eliminated, the demand for ethanol could be affected.

India Government Incentives

On September 11, 2008, the Indian government approved a National Policy on Biofuels. The National Policy on Biofuels:

•

Establishes a National Biofuel Coordination Committee, headed by the Prime Minister of India and a Biofuel Steering Committee headed by a Cabinet Secretary.

•

Establishes a biofuel blending target of 20% by 2017, including ethanol and biodiesel.

•

Encourages biodiesel production from non-edible sources.

•

Recommends establishing a minimum purchase price for biodiesel linked to the prevailing retail diesel price.

•

Recommends that biofuels be brought under the ambit of “Declared Goods” to ensure unrestricted movement within and outside India.

•

Recommends that no taxes and duties should be levied on biodiesel.

Strategy

Our goal is to be a leader in the production of next-generation fuels to meet the increasing demand for renewable, high-octane transportation fuels, and to reduce dependence on petroleum-based energy sources in an environmentally responsible manner.

India

The Company owns and operates a biodiesel production facility in Kakinada with a nameplate capacity of 50 MGY. This facility is one of the largest biodiesel production facilities in India on a nameplate capacity basis. Our objective is to build on our leading market position in India and to continue to capitalize on the substantial growth potential of the industry. Key elements of our strategy include the following:

•

Expand market demand for biodiesel and its byproducts. We plan to create additional demand for biodiesel by continuing to produce and market high quality biodiesel and expand the awareness and acceptance of our product. We intend to expand our sales channels into neighboring states and large population centers within India. We also expect to increase sales by selling our biodiesel into the international market during the summer months when diesel and biodiesel use in Europe and the United States increases with the onset of warmer weather. We plan to expand this facility to a nameplate capacity of 100 million gallons per year. We are also adding a glycerin refinery to our Kakinada facility which will enable us to produce and sell pharmaceutical grade glycerin which commands a higher price than crude glycerin.

•

Diversify our feedstocks. We designed our Kakinada plant to be capable of producing biodiesel from multiple-feedstocks. In 2008 we produced biodiesel from refined palm oil and in 2009 we began to produce biodiesel from palm stearin. Being able to reliably produce, on a continuous-flow basis, biodiesel from multiple feedstocks that meets our customers’ specifications will mitigate the effect of commodity price volatility. We are also constructing a pre-treatment facility at our Kakinada plant which will enable us to convert crude palm oil into a refined palm oil product that will then be used to make biodiesel.

•

Pursue strategic investment opportunities. We believe that there will be opportunities to expand our business as the biodiesel industry in India continues to grow, either by acquisitions of other plants or additional capital investment. We will continue to evaluate opportunities to acquire or invest in additional biodiesel production and distribution facilities or biodiesel or other renewable energy production and design technologies in India and internationally.

North America

In 2007, we acquired patent-pending enzyme technology that allows us to produce ethanol from a combination of starch and cellulose, or from cellulose alone. Our objective is to build on our position as a leading developer of cellulosic ethanol technology and to expand the production of cellulosic ethanol in the U.S. Key elements of our strategy include the following:

•

Deploy our proprietary, patent-pending enzyme technology at existing corn ethanol plants or in stand-alone, cellulose-only, ethanol plants in the U.S. Our unique approach is to integrate our patent-pending enzyme technology with existing corn ethanol plants to create integrated cellulose and starch ethanol facilities. We believe this approach will enable existing producers to immediately reduce operating expenses by lowering energy costs and water consumption, as well as lowering feedstock costs by replacing up to 25% of the total feedstock with cellulosic sources such as wheat straw or corn stover. By employing this flexible approach, the Company can address different segments of the same market (legacy businesses and new businesses), therefore minimizing the risk of becoming captive to a single approach or technology.

•

Continue to commercialize enzyme technology. In 2008, the Company opened an integrated cellulose and starch ethanol commercial demonstration facility in Butte, Montana. The Butte facility is fully operational, and we continue to refine our proprietary enzyme technology utilizing a variety of different cellulosic inputs.

We currently own two potential ethanol plant sites in Danville, Illinois and Sutton, Nebraska. The Company had options on additional plant sites, but chose to allow the options to expire due to changing market conditions and our increased focus on our proprietary, patent-pending enzyme technology. The Company no longer plans to construct stand-alone corn ethanol plants.

Current Biodiesel Projects

Our biodiesel production facility in Kakinada started commercial sales in November 2008 and is capable of producing biodiesel from multiple feedstocks. We currently produce biodiesel from palm stearin, a non-edible feedstock, which we source from suppliers in India. Our plant was originally established as an export only unit (EOU) to produce biodiesel for sale outside of India, which would have allowed us to save on import duties. However, that original designation did not permit us to buy feedstock and sell biodiesel into the India domestic market. In September 2008, we obtained advance permission to sell biodiesel into the Indian domestic market. We are in the process of obtaining the necessary permits and approvals to sell all of our biodiesel into the Indian domestic market on an ongoing basis while also obtaining advance licenses to allow us to sell biodiesel internationally. We expect this process to be complete by the end of May 2009.

The plant was constructed by De Smet Chemfood Engineering Private Limited (“De Smet Chemfood”), a part of De Smet Ballestra Groups, a leading biodiesel technology provider based in Belgium. In addition to the equipment in the plant, De Smet Chemfood provided on-site assistance during the construction and commissioning phase. De Smet Chemfood provided us a non-exclusive perpetual royalty free license for the related process technology. All of the equipment in the plant is under warranty until September 2009.

Although we primarily use palm stearin as feedstock, our plant has been designed to permit us to use different types of feedstock for manufacturing biodiesel. We believe this feature of our plant gives us flexibility, reduces our exposure to commodity price fluctuations, and is in line with our strategy to shift to non-edible feedstock such as Jatropha for a portion of our biodiesel production when it becomes available. In addition, we are constructing a pre-treatment facility and a glycerin refinery at our Kakinada plant. The pre-treatment facility will enable us to use cheaper unrefined feedstock such as crude palm oil and the glycerin refinery will enable us to refine the crude glycerin produced as a byproduct of the biodiesel production process for sale to end users including pharmaceutical and cosmetic companies. We expect our pretreatment facility and our glycerin refinery to be in service by the end of 2009.

Biodiesel Production Process

Biodiesel is produced by a process known as transesterification. Vegetable oil or animal fat feedstock is reacted with methanol, in the presence of a catalyst, such as sodium methylate, and this chemical reaction produces biodiesel and crude glycerin, which is then separated from the biodiesel. We intend to further refine this crude glycerin for sale to end users such as pharmaceutical or cosmetic companies.

The multi-feedstock technology that we employ in our biodiesel production process enables us to reduce our costs by utilizing different feedstocks based on availability and price. Our Kakinada production facility has been designed, and our additional planned production facilities will be designed, as multi-feedstock facilities that can produce biodiesel from many kinds of animal and vegetable oils.

Our production process is set forth below:

Procurement of raw material

The main raw materials used in the production of biodiesel are palm oil or palm stearin and methanol. Operating at 100% of our capacity, our feedstock requirement is approximately 165,000 metric tons per year. We source palm oil from Indonesia, which is one of the major producers of palm oil in the world and palm stearin from the local Kakinada area. Methanol is readily available locally and can also be imported and transported through port facilities next to our plant in Kakinada.

Product quality

Our primary market for biodiesel is India. Our biodiesel complies with all EN specifications other than the cold filter plugging point. Upon request, we provide third-party testing analysis to ensure our biodiesel meets our customers’ product quality standards.

Safety and Controls

 We have an advanced fire prevention system to ensure the safety of the plant and our employees. We have a system of water pumps that can deliver water up to 30 meters high to help extinguish a fire at the plant. In addition, we can disperse foam and CO2. Fire extinguishers are also available throughout the facility. We also conduct regular safety inspections.

The plant is fully automated and operations can be controlled via our control room. The control room monitors, among other things, temperatures, pressure, flow, vacuum of the various liquids used during the processing of feedstock, as well as the performance of all our equipment. From the control room, we can shut down any piece of equipment or all the operations in the plant. We have an additional set of controls in a different area of the facility that can shut down the plant in the event of an emergency.

Infrastructure, transportation and logistics

Power is supplied to our plant by the Andhra Pradesh Electrical Board. We procure water from underground wells on the site. Additionally, we recycle water and steam captured from the biodiesel production process.

The plant is approximately 7.5 kilometers from the Kakinada port from which raw materials can be received and biodiesel can be shipped. The plant is connected to the port via non-corrosive, mild steel pipes owned and operated by third-parties. When palm oil is brought to the port at Kakinada, it is also transported through third party pipes directly to our storage tanks. Similarly, refined biodiesel can be transported from our storage tanks through the pipe network to the port.

We have separate storage tanks for crude palm oil and for refined biodiesel and glycerin. Each of these is connected with separate pipes to the plant. We have smaller storage tanks for testing samples of biodiesel and glycerin. Once the samples are tested and are found to be of acceptable quality, we transport the biodiesel and the glycerin, as the case may be, to separate (larger) tanks for storage, where they remain until sold.

We burn rice husks to fire our boilers, which is  available. Rice is a major crop grown in Andhra Pradesh and there are several reliable low cost suppliers of rice husk in and around Kakinada, although we have not entered into any long-term contracts with suppliers of these products.

Current Ethanol Projects

Ethanol is produced by the fermentation of carbohydrates found in grains and other biomass. Although ethanol can be produced from a number of different sources, including grains such as corn, sorghum and wheat, sugar by-products, rice hulls, cheese whey, potato waste, brewery waste, beverage waste, forestry by-products and paper wastes, approximately 90% of ethanol in the U.S. today is produced from corn. Corn is the primary source for ethanol because corn produces large quantities of relatively cheap carbohydrates, which convert into glucose more efficiently than other kinds of biomass. However, biomass inputs such as wheat grass, switch grass, corn stover, woody biomass, and other non-food inputs are increasingly being adopted, through various technologies, as alternatives to corn.

In February 2007, the Company acquired a majority interest in Energy Enzymes, Inc., a cellulosic technology company. Energy Enzymes has developed patent-pending ambient temperature enzymes that can produce ethanol from traditional feedstock such as corn, as well as other biomass such as wheat straw, corn stover and sugar cane bagasse. The technology can be immediately deployed at existing corn ethanol plants to reduce the amount of natural gas and water used in the upfront cooking process. The net result is lower operating costs and improved margins. In addition, existing corn ethanol plants that use our technology can replace up to 25% of their traditional corn feedstock with cellulosic material, thereby reducing costs.

In 2008, the Company built and commissioned a 9,000 square foot integrated cellulose and starch ethanol commercial demonstration facility located in Butte. At the Butte plant we are testing various types of biomass, including wheat straw, corn stover, and sugar cane bagasse, to optimize our proprietary, patent-pending enzyme technology for the commercial production of next-generation ethanol.

We expect to deploy our proprietary, patent-pending enzyme technology at current corn ethanol plants through acquisition, joint venture, or licensing agreements. In addition, we have longer-term plans to construct and operate a stand-alone, cellulose-only ethanol plant.

Ethanol Byproducts

Distiller Grains with Solubles (DGS) are a high protein, high-energy livestock and animal feed supplement produced as a by-product of ethanol production. DGS are an increasingly important source of revenue to ethanol producers. According to the Renewable Fuels Association, the estimated market value of feed co-products from ethanol production in 2007/08 was $3 billion. We are currently evaluating the impact of our cellulosic ethanol technology on the quality of DGS and other ethanol co-products at our demonstration facility in Butte.

Competition

North America

In 2008, according to BBI International, there were over 170 commercial corn ethanol production facilities in operation in the U.S. with a combined capacity of nearly 11 billion gallons per year. In addition, approximately 31 new plants were under construction, adding over 2 billion additional gallons of annual production capacity.

In 2008, there were no operating cellulosic ethanol production facilities in the U.S. with capacities exceeding 20,000 gallons per year.

India

We currently compete primarily on a regional basis within the Indian State of Andhra Pradesh where our plant is located. Our primary competitors (who are also potential customers) in this area are the three state-controlled oil companies, including Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies, Reliance Petroleum and Essar Oil. Indian Oil Corporation together with its subsidiaries holds 49% of the total petroleum products market in India and 40% of the total Indian refining capacity. In addition, the Indian Oil Corporation group of companies owns and operates 10 of India’s 19 refineries with a combined refining capacity of 60.2 million metric tons per year. Indian Oil also operates the largest and the widest network of fuel stations in the country, numbering approximately 17,574.2

The price of our biodiesel is generally indexed to the price of petroleum diesel, which is set by the Indian government. In addition, our competitors have significantly larger market shares than us, and control a significant share of the distribution network. If the Indian government were to significantly reduce diesel prices, or if our oil company competitors were to significantly increase production of petroleum diesel, our business, operating results and financial condition could be adversely affected.

We also compete with other biodiesel producers in India, including Naturol Bioenergy Limited, Cleancities Biodiesel India Limited, BioMax Fuels, Emami Biotech Limited, Southern Online Bio Technologies Limited, and Coastal Energy Limited. We believe that our ability to compete successfully in the biodiesel industry depends on many factors, including the following principal competitive factors:

•

price; and

•

quality, based on the reliability and consistency of our production processes.

When we complete our glycerin refinery, we will compete with other glycerin refiners. We believe the principal competitive factors for sales of refined glycerin are price, proximity to purchasers and product quality.

Customers

India Segment

We began selling biodiesel in November 2008. Our plant is capable of producing approximately 425 metric tons of biodiesel per day. In 2008, we sold an average of 48 metric tons per day or 11% of our daily capacity. Our customers include trucking and other transportation companies, marine vessels and the Port of Kakinada. In 2008 all of our revenues were from sales to a total of 14 customers. Because of our limited sales in 2008, three of our customers, V.V.R. Engine Oils, SAF Shipping Agencies, and SriDevi Manikanta Oil & Chemicals, accounted for approximately 37%, 20%, and 16%, respectively, of our consolidated 2008 revenue. However, as we increase production, we do not expect any single customer to account for more than 10% of our consolidated revenues.

———————

2

India Oil Company presentation, November 26, 2008

Pricing and Backlog

India Segment

To date, we price our biodiesel based on the price of petroleum diesel which is set by the Indian government. We sell our biodiesel primarily to resellers, distributors and refiners on an as-needed basis. We have no long term sales contracts.

Raw Materials and Suppliers

India Segment

We require three key inputs for our biodiesel production: high quality vegetable oil, methanol and chemical catalysts. In 2008, we produced all of our biodiesel from refined palm oil. Refined palm oil can be obtained through numerous sources as it is an internationally traded commodity. Typical sources for refined palm oil for our plant are producers from Malaysia and Indonesia. Our plant in Kakinada is situated on approximately 32,000 square meters of land located 7.5 kilometers from the local seaport having connectivity through a pipe line to the port jetty. The pipe line facilitates the importing of raw materials and exporting finished product.

In 2009, due to favorable palm stearin prices, we began to manufacture biodiesel from palm stearin. Our Kakinada plant is located near multiple palm oil refineries which produce palm stearin as a by-product of the palm oil refinement process. Palm stearin is trucked from nearby refiners to our plant, which significantly reduces transportation costs. Palm stearin is also widely available in other areas of India and we believe that we have will have ample access to palm stearin suppliers. Our plant has ample storage capacity. Although palm stearin can be obtained from multiple sources, and while historically we have not suffered any significant limitations on our ability to procure palm stearin, any delay or disruption in our suppliers’ ability to provide us with the necessary palm stearin may significantly affect our business operations and have a negative effect on our operating results or financial condition.

In November 2008, we entered into an agreement with Secunderabad Oils Limited. Under this agreement Secunderabad agreed to provide us with working capital to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility, as well as plant operational expertise on an as-needed basis. In return, we agreed to pay Secunderabad monthly an amount equal to 30% of the plant’s monthly net operating profit plus interest on working capital advances at Secunderabad’s actual bank borrowing rate. The agreement can be terminated by either party at any time without penalty. Secunderabad began providing us with working capital under this agreement in the first quarter of 2009. We are also upgrading our Kakinada plant to include pretreatment capabilities that will allow us to use crude, crude degummed or once refined palm oil or crude palm stearin. These lesser refined inputs can be $0.02 to $0.05 per liter cheaper than refined palm oil.

The key elements of our procurement strategies are the assurance of a stable supply and the avoidance, where possible, of exposures to price fluctuations. We believe that our ability to produce biodiesel from multiple feedstock sources and, when completed, our pretreatment facility helps to reduce our exposure to price fluctuations.

We do not have long-term or fixed-price contracts for methanol and chemical catalysts. We purchase methanol and other chemicals on the open market at prevailing prices from local suppliers.

Sales and Marketing

India Segment

We began selling biodiesel in November 2008. Our biodiesel is sold predominantly to resellers, distributors and refiners who typically blend biodiesel with petroleum-based diesel fuel before reselling to end-users.  We sell our biodiesel both directly and through brokers.  We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with brokers and resellers as demand grows.

We also plan to market and sell the glycerin by-product from our facility.

Risk Management Practices

India Segment

The markets for feedstock, the largest expense in our India segment, and biodiesel, our largest source of revenue in this segment, are volatile and are generally uncorrelated. We are, therefore, exposed to substantial commodity price risk in our business. Our risk management policies are aimed at managing product margins. As noted above, we are focused on utilizing lower-cost feedstock, as reflected in the multi-feedstock capability of our production facility. In addition, we have in the past, and expect in the future, to use forward contracting and hedging strategies, including strategies using futures and options contracts. However, the extent to which we engage in these risk management strategies varies substantially from time to time, depending on market conditions and other factors. In establishing our risk management strategies, we draw from our own in-house risk management expertise. We also use research conducted by outside firms to provide additional market information and risk management strategies. We believe combining these sources of knowledge, experience, and expertise gives us a more sophisticated and global view of the fluctuating commodity markets for raw materials and energies, which we then can incorporate into risk management strategies.

Our ability to mitigate our risk of falling biodiesel prices is more limited. The price of our biodiesel is generally indexed to the price of petroleum diesel which is set by the Indian government. There is no established market for biodiesel futures. We expect that our efforts to hedge against falling biodiesel prices will involve negotiating long-term fixed-price contracts with our customers and offsetting these contracts with long-term fixed price contracts for feedstock, although to date we have not entered into any long-term agreements with our customers or suppliers.

Research and Development

Our research and development efforts are being conducted by our team of scientists in Butte. Our research and development efforts consist of the development of our next-generation ethanol technology and our integrated cellulosic and starch ethanol production process and the prosecution of patents around this technology. Our primary objective of this development activity is to optimize the production of ethanol using our proprietary, patent-pending enzyme technology for large scale commercial production. Research and development expense was approximately $1 million in 2008, $258,000 in 2007, and $0 in 2006.

Patents and Trademarks

We have filed a number of trademark applications within the U.S. We do not consider the success of our business, as a whole, to be dependent on these trademarks. In addition, we have three patent applications pending in the United States in connection with our cellulosic ethanol technology.

It is possible that the Company will not receive patents for every application it files. Furthermore, when patents are issued, the issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of third-parties. The Company’s failure to protect our intellectual property could materially harm our business. In addition, the Company’s competitors may independently develop similar or superior technology or design around our patents. It is possible that litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm the Company’s business.

The Company may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against the Company in the future and it is possible that future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development of our products, or require the Company to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may require the Company to license back its technology or may not be available on terms acceptable to the Company, or at all. For these reasons, infringement claims could materially harm the Company’s business.

Environmental and Regulatory Matters

India Segment

We are subject to federal, state and local environmental laws, regulations and permits, including with respect to the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. These laws may require us to make operational changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permits can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures.

North America Segment

We are subject to extensive federal, state and local environmental laws, regulations and permit conditions (and interpretations thereof), including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. These laws, regulations, and permits require us to incur significant capital and other costs, including costs to obtain and maintain expensive pollution control equipment. They may also require us to make operational changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures.

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we may own or operate and at off-site locations where we arranged for the disposal of hazardous wastes. If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as any costs to investigate or remediate associated natural resource damages could be significant. If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties. While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material contamination or such third party claims. We have not accrued any amounts for environmental matters as of December 31, 2008. The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

In addition, the hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, abnormal pressures and spills) may result in spills or releases of hazardous substances, and may result in claims from governmental authorities or third parties relating to actual or alleged personal injury, property damage, or damages to natural resources. We maintain insurance coverage against some, but not all, potential losses caused by our operations. Our coverage includes, but is not limited to, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We do not carry environmental insurance. We believe that our insurance is adequate for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of events which result in significant personal injury or damage to our property, natural resources or third parties that is not covered by insurance could have a material adverse impact on our results of operations and financial condition.

Our air emissions are subject to the federal Clean Air Act, and similar state laws which generally require us to obtain and maintain air emission permits for our ongoing operations as well as for any expansion of existing facilities or any new facilities. Obtaining and maintaining those permits requires us to incur costs, and any future more stringent standards may result in increased costs and may limit or interfere with our operating flexibility. These costs could have a material adverse affect on our financial condition and results of operations. Because other ethanol manufacturers in the U.S. are and will continue to be subject to similar laws and restrictions, we do not currently believe that our costs to comply with current or future environmental laws and regulations will adversely affect our competitive position with other U.S. ethanol producers. However, because ethanol is produced and traded internationally, these costs could adversely affect us in our efforts to compete with foreign producers not subject to such stringent requirements.

New laws or regulations relating to the production, disposal or emissions of carbon dioxide may require us to incur significant additional costs with respect to ethanol plants that we build or acquire. In particular, in 2007, Illinois and four other Midwestern States entered into the Midwestern Greenhouse Gas Reduction Accord, which program directs participating states to develop a multi-sector cap-and-trade mechanism to help achieve reductions in greenhouse gases, including carbon dioxide. In addition, it is possible that other states in which we conduct or plan to conduct business could join this accord or require other costly carbon dioxide emissions reductions.

Employees

At December 31, 2008, we had a total of 44 full-time equivalent employees, comprised of 13 full-time equivalent employees in the United States and 31 full-time equivalent employees in India. None of our employees are represented by a union. We believe our relations with our employees are good. Employees are currently located in the United States headquarters in Cupertino, California; a fuels marketing office in Houston, Texas; an integrated starch cellulosic ethanol commercial demonstration facility in Butte, Montana; an administrative office in Hyderabad, India and a biodiesel plant in Kakinada, India.

Item 1A.

Risk Factors

Risks Related to our Overall Business

We have a limited operating history, which makes it difficult to evaluate our financial position and our business plan.

We began generating revenue in November 2008 and have limited business operations. Accordingly, there is limited prior operating history by which to evaluate the likelihood of our success or our ability to exist as a going concern. We may never begin or complete construction of a cellulosic ethanol production facility in the United States and although we have been producing and selling biodiesel from our plant in Kakinada, our production and sales have not reached full capacity and there is no assurance that our production and sales from this facility will do so in the near future or at all and we may not be able to generate sufficient revenues to become profitable.

We will need to obtain a significant amount of additional debt and equity capital to complete the development and completion of our planned ethanol and biodiesel plants, which we may not be able to obtain on acceptable terms or at all.

We currently do not have sufficient cash reserves to meet all of our anticipated expenditure obligations for operating and capital purposes for the remainder of fiscal year 2009. As a result, we are in the process of seeking additional capital, particularly with respect to procuring working capital sufficient for operation of our Kakinada refinery at full capacity, modifications of our Kakinada refinery and corporate overhead. As of December 31, 2008, we had cash and cash equivalents of $377,905 of which $36,870 was held in our domestic entities and $341,035 was held in offshore subsidiaries. Additional funding will be needed to meet ongoing working capital needs as well as to meet ongoing obligations with respect to the construction of our planned ethanol and biodiesel plants. In addition, once these plants have been constructed, we will have to fund the start-up operations of these plants until the plants generate sufficient cash flow from their operations, if ever. Additionally, we may encounter unforeseen costs that could also require us to seek additional capital. Further, we have been operating at a loss and expect to increase our operating expenses significantly as we expand our operations and begin anticipated plant construction.

Although we have raised approximately $31.8 million to date through the sales of our preferred stock and approximately $11 million through debt facilities, any future equity or other fundraising may not be successful. Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal years ended December 31, 2008 and 2007, which includes a material uncertainty related to our ability to continue as a going concern.

We continue to explore different funding sources, but because of the continued unsettled state of the capital markets around the globe, we lack specific sources or commitments for capital. We, like most enterprises that require capital to develop and implement their strategy, are challenged by the impact the crisis in the global capital markets is having on our ability to finance our business plans. To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing our business development plans.

It is difficult to predict if, when, and in what form and at what cost we will be able to raise further capital on the scale required to implement our various plans, as described above. If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plans, including delaying implementation of aspects of the business plan or curtailing or abandoning its plans. Any substantial change in the ability to finance the Company or change in the business plan may change the value of the Company and reduce the opportunity for investors to realize a positive return on their capital investment. The Company is a speculative investment, and investors may lose their investment and the opportunity to profit from the proposed business plan.

Our auditor’s opinion expresses substantial doubt about our ability to continue as a “going concern.”

Our independent auditor’s reports on our December 31, 2008 and 2007 financial statements included herein states that the Company has suffered recurring losses and negative cash flows from operations since inception and that these conditions raise substantial doubt about our ability to continue as a going concern. Should the Company not be able to raise enough equity or debt financings it may be forced to sell all or a portion of its existing biodiesel facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations. The Company’s goal is to raise additional funds needed to construct and operate next generation ethanol and biodiesel facilities through public stock offerings and debt financings. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

We are a holding company, and there are significant limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries and are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. Our subsidiaries may not have funds legally available for dividends or distributions, and we may enter into credit or other agreements that would contractually restrict our subsidiaries from paying dividends, making distributions or making intercompany loans to our parent company or to any other subsidiary. In particular, our credit agreement for the Kakinada refinery requires the prior consent of the lender for dividends or other intercompany fund transfers. If the amount of capital we are able to raise from financing activities, together with our revenues from operations that are available for distribution, are not sufficient to satisfy our ongoing working capital and corporate overhead requirements needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Risks relating to Our Indian Operations

Our manufacturing operations and our sales in India subject us to risks associated with foreign laws, policies, and economies.

Our biodiesel manufacturing plant is located in India and we may construct and operate other biodiesel plants in other foreign countries in the future. To date 100% of our biodiesel sales have been to customers in India and sales to Indian customers are expected to continue to be an important component of our total sales. Our manufacturing operations and international sales are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. Risks affecting our international operations include:

•

differences or unexpected changes in regulatory requirements;

•

political and economic instability;

•

terrorism and civil unrest;

•

work stoppages or strikes;

•

interruptions in transportation;

•

restrictions on the export or import of technology;

•

difficulties in staffing and managing international operations;

•

variations in tariffs, quotas, taxes and other market barriers;

•

longer payment cycles;

•

changes in economic conditions in the international markets in which our products are sold; and

•

greater fluctuations in sales to customers in developing countries.

Our India segment is entirely dependent on the operations of the one biodiesel production facility that we own. An operational disruption at this facility could result in a reduction of our revenues.

All of our revenues are, and in the near-term will continue to be, derived from the sale of biodiesel produced at our 50 MGY biodiesel production facility in Kakinada. This facility may be subject to significant interruption if it experiences a major accident or is damaged by severe weather or other natural disasters. In addition, this facility may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause severe damage to, or destruction of, property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards and resulting business interruption described above or we may be unable to renew this insurance on commercially reasonable terms or at all. Any suspension in our operations will cause our revenues to decline.

Our gross margins in our India segment are principally dependent on the spread between feedstock prices and biodiesel prices. If the cost of feedstock increases and the cost of biodiesel does not similarly increase or if the cost of biodiesel decreases and the cost of feedstock does not similarly decrease, our margins will decrease and results of operations will be harmed.

Our gross margins depend principally on the spread between feedstock and biodiesel prices. The spread between biodiesel prices and refined palm oil (RPO) or palm stearin prices has fluctuated significantly in recent periods. RPO, which was our principal feedstock in 2008 and comprised approximately 100% of total costs of biodiesel sales for our Kakinada facility during the fourth quarter of 2008, lacks a direct price relationship to the price of biodiesel. Palm stearin purchases late in the year will be reflected in cost of goods sold for sales in early 2009. The prices of RPO and palm stearin are influenced by general economic, market and regulatory factors. Any conditions that negatively impact the supply of RPO or palm stearin, such as decreased acres planted by farmers, severe weather or crop disease, or factors that increase demand for RPO or palm stearin, such as increasing biodiesel production or changes in governmental policies or subsidies, will tend to increase prices. The price at which we sell our biodiesel in India, however, is generally indexed to the price of petroleum diesel, which is set by the Indian government. This lack of correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. Any decrease in the spread between biodiesel prices and feedstock prices, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, would adversely affect our financial performance and cash flow.

Our business is dependent upon the availability and price of refined palm oil (RPO) and palm stearin. Significant disruptions in the supply of RPO or palm stearin will materially affect our operating results.

The principal raw materials we use to produce biodiesel and biodiesel by-products are RPO and palm stearin. From 2006 to the fall of 2008, prices for all varieties of feedstock increased to record levels. The price of petroleum diesel and biodiesel increased at approximately a similar pace. Since the fall of 2008, the global economic downturn has resulted in significant declines in prices for petroleum diesel and biodiesel. Changes in the price of RPO and palm stearin will have an impact on our business. In general, higher RPO and palm stearin prices produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased feedstock costs to our customers. At certain levels, RPO or palm stearin prices may make biodiesel uneconomical to produce. The price of RPO and palm stearin is influenced by general economic, market and regulatory factors. These factors include weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade and global demand and supply. The significance and relative impact of these factors on the price of RPO and palm stearin is difficult to predict. Factors such as severe weather or crop disease could have an adverse impact on our business because we may be unable to pass on higher feedstock costs to our customers. Any event that tends to negatively impact the supply of our chosen feedstock will tend to increase prices and potentially harm our business. The increasing biodiesel capacity could boost demand for RPO and palm stearin and result in increased prices for RPO and palm stearin.

Consumer acceptance of biodiesel may affect the demand for biodiesel, which could affect our ability to market our product.

The market in India for biodiesel has only recently begun to develop and is rapidly evolving. Therefore the widespread acceptance of our biodiesel is not assured. We are currently operating at approximately 11% of our daily capacity. Our success depends upon the market acceptance of our biodiesel as an addition or an alternative to, petroleum diesel or other petroleum products. Because this market is new, it is difficult to predict its potential size or future growth rate. In addition, the long-term customer base has not been adequately defined. Our success in generating revenue in this emerging market will depend, among other things, on our ability to educate potential customers, as well as potential end-users, about the use of biodiesel as an additive or alternative to petroleum diesel.

Unanticipated problems or delays in operating our refinery or with product quality or product performance could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our current operating cash flow depends on our ability to timely and economically operate our Kakinada biodiesel refinery. Refinery operations require significant amounts of capital to procure feedstock before receiving payment for finished biodiesel. If our biodiesel refining operations are disrupted for unexpected reasons, our business may experience a substantial setback. Prolonged problems may threaten the commercial viability of our refinery.

The production of biodiesel is complex, and our product must meet stringent quality requirements. Concerns about fuel quality may impact our ability to successfully market our biodiesel to a larger market. If our biodiesel does not meet the industry quality standard, our credibility and the market acceptance and sales of our biodiesel could be negatively affected. In addition, actual or perceived problems with quality control in the industry generally may lead to a lack of consumer confidence in biodiesel and harm our ability to successfully market biodiesel.

Our business will suffer if we cannot maintain necessary permits or licenses.

Our operations require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities. Our ability to sustain, or renew such licenses and permits on acceptable, commercially viable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to extend a license or a loss of any of these licenses or permits may have a material adverse effect on our operations and financial condition.

We primarily sell our biodiesel through brokers, and if our relationships with one or more of those brokers were to end, our operating results may be harmed.

We market and distribute a substantial portion of our biodiesel through independent brokers. We do not have written agreements with these brokers and our brokers are under no obligation to continue to distribute our biodiesel. Our operating results and financial condition could be significantly disrupted by the loss of one or more of our current brokers, pricing discounts that we may offer to reward significant customers or to compete for sales, order cancellations, or the failure of our brokers to successfully sell our biodiesel.

Our business may be subject to seasonal fluctuations, which could cause our revenues and operating results to fluctuate.

Our operating results are influenced by seasonal fluctuations in the price of our primary input, feedstocks, and the price of our primary product, biodiesel. Historically, in the global market for biodiesel, sales tend to decrease during the winter season due to concerns that biodiesel will not perform adequately in colder weather. We do not have enough operating history in selling into the domestic Indian market to be able to understand the seasonality of the biodiesel market in India. Less demand in the winter may result in excess supplies and lower biodiesel prices. As a result of seasonal fluctuations and the growth in our business, we believe comparisons of operating measures between consecutive quarters may be not as meaningful as comparisons between longer reporting periods.

Our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses that may not be covered by insurance and which could have a material adverse effect on our results of operations and financial condition.

Our workers are subject to the hazards associated with producing biodiesel. Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and environmental damage. We also maintain insurance coverage in amounts and against the risks that we believe are consistent with industry practice. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our coverage limits or that are not covered by our insurance, we might be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims, our operating results and financial condition could be materially and adversely affected.

Exchange rate fluctuations may adversely affect our results of operations.

One hundred percent of our sales and expenses, including labor costs for our Indian biodiesel plan, are denominated in the Indian rupee. Declines in the value of the U.S. dollar relative to the Indian rupee could impact our revenue, cost of goods sold and operating margins for our Indian operations and result in foreign currency transaction gains and losses. The exchange rate between Rupee and U.S. Dollar has been volatile in recent times.

Foreign currency translation gains or losses are recorded in other comprehensive income, a component of equity. In 2008 we had a foreign currency translation loss of $3,227,958 compared to a foreign currency translation gain of $1,531,686 in 2007. Historically, we have not actively engaged in substantial exchange rate hedging activities and do not intend to do so in the future. Further, dividend payments by our subsidiaries to our Company will be subject to foreign currency fluctuations.

In the future, we may implement hedging strategies to mitigate these foreign exchange risks. However, these hedging strategies may not completely eliminate our exposure to foreign exchange rate fluctuations and may involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Financial instability in Indian financial markets could materially and adversely affect our results of operations and financial condition.

The Indian financial market and the Indian economy are influenced by economic and market conditions in other countries, particularly in Asian emerging market countries and the United States. Financial turmoil in Asia, Russia and elsewhere in the world in recent years has affected the Indian economy. Although economic conditions are different in each country, investors’ reactions to developments in one country can have adverse effects on the securities of companies in other countries, including India. A loss in investor confidence in the financial systems of other emerging markets may cause increased volatility in Indian financial markets and, indirectly, in the Indian economy in general. Any worldwide financial instability could also have a negative impact on the Indian economy. Financial disruptions may occur again and could harm our results of operations and financial condition.

Terrorist attacks or war or conflicts could adversely affect the financial markets and adversely affect our business.

Terrorist attacks and other acts of violence, war or conflicts, particularly those involving India, may adversely affect Indian and worldwide financial markets. Such acts may negatively impact business sentiment, which could adversely affect our business and profitability. India has from time to time experienced, and continues to experience, social and civil unrest, terrorist attacks and hostilities with neighboring countries. Also, some of India’s neighboring countries have experienced, or are currently experiencing internal unrest. Such social or civil unrest or hostilities could disrupt communications and adversely affect the economy of such countries. Such events could also create a perception that investments in companies such as ours involve a higher degree of risk than investments in companies in other countries. This, in turn, could have a material adverse effect on the market for securities of such companies, including our Shares. The consequences of any armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Natural calamities could have a negative impact on the Indian and other economies and harm our business.

India has experienced natural calamities such as earthquakes, floods, droughts and a tsunami in recent years. The extent and severity of these natural disasters determines their impact on the economies in the Indian states that experience these calamities. Our plant is located very near the ocean and prolonged spells of abnormal rainfall and other natural calamities could subject our facility to flooding or other damage which would have a negative effect on our business. In addition, natural disasters could have an adverse impact on the economies in the geographic regions in which we operate, which could adversely affect our business.

The biodiesel production and marketing industry is extremely competitive. Many of our competitors have greater financial and other resources than we do and one or more of these competitors could use their greater resources to gain market share at our expense.

The primary type of fuel used in India is petroleum diesel. We compete with existing oil companies as well as other biodiesel production companies. We currently compete for the sale of our biodiesel primarily on a regional basis within the Indian State of Andhra Pradesh where our plant is located and in the neighboring states of Tamil Nadu and Maharashtra. Our primary competitors in these areas are the three state-controlled oil companies, including Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies, Reliance Petroleum and Essar Oil. Indian Oil Corporation together with its subsidiaries holds 47% of the total petroleum products market in India, 40% of the total Indian refining capacity and 67% of the downstream sector pipeline capacity in India. In addition, the Indian Oil Corporation group of companies owns and operates 10 of India’s 19 refineries with a combined refining capacity of 60.2 million metric tons per year. Indian Oil also operates the largest and the widest network of fuel stations in the country, numbering approximately 17,606. These competitors have substantially greater production, financial, personnel and marketing resources than we do. As a result, our competitors are able to compete more aggressively than we can and sustain that competition over a longer period of time. Our lack of resources relative to these competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

We also face competition from other producers of biodiesel with respect to the procurement of feedstock and selling biodiesel and related products. Such competition could intensify, thus driving up the cost of feedstock and driving down the price for our products. Competition will likely increase as the commodities market prices of hydrocarbon-based energy, including petroleum and biodiesel, rise as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to feedstocks, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

We depend on Secunderabad Oils, Limited to provide us with working capital for our plant in Kakinada.

Our ability to identify and enter into commercial arrangements with feedstock suppliers depends on maintaining our close working relationship with Secunderabad Oils, Limited who is currently providing us with working capital for our Kakinada facility. If we are unable to maintain this strategic relationship, our business may be negatively affected. In addition, the ability of Secunderabad to continue to provide us with working capital depends in part on the financial strength of Secunderabad and its banking relationships. If Secunderabad is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.

Risks Relating to Our Overall Business

We envision a period of rapid growth that may impose a significant burden on our administrative and operational resources which, if not effectively managed, could impair our growth.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the construction of our planned ethanol and biodiesel production facilities, will require significant investments of capital and management’s close attention. In addition to our plans to construct ethanol and biodiesel production facilities, we may seek to enter into significant marketing agreements, and other similar agreements with companies that currently, or expect to, produce ethanol or biodiesel. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel; we may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

Our 10% Senior Notes mature on May 15, 2009, and we may be unable to repay or refinance this indebtedness upon maturity.

On May 15, 2009, the $5 million aggregate principal amount outstanding under our 10% Senior Notes will become due and payable. We may not be able to extend the maturity of these notes and we may not have sufficient cash available at the time of maturity to repay this indebtedness. We cannot be certain that we will be able to extend the maturity of these notes and also we cannot be certain that we will have sufficient assets or cash flow available to support refinancing these notes at current market rates or on terms that are satisfactory to us. If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operation.

We plan to fund a substantial majority of the construction costs of our planned next generation ethanol and biodiesel production facilities through the issuance of a significant amount of debt, resulting in substantial debt service requirements that could harm our financial condition.

We plan to fund a substantial portion of the construction costs of our planned next generation ethanol and biodiesel production facilities through the issuance of a significant amount of debt. As a result, our capital structure is expected to contain a significant amount of debt. Debt levels and debt service requirements could have important consequences to us, which could reduce the value of your investment, including:

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

If we are unable to pay our debt service obligations, we could be forced to reduce or eliminate dividends to our shareholders, if they were to commence, and/or reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt on substantially less favorable terms. If we were unable to refinance all or a portion of our debt or raise funds through asset sales, sales of equity or otherwise, we may be forced to liquidate.

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

Personnel qualified to operate and manage ethanol and biodiesel plants are in demand. Our success depends in large part on our ability to attract, train, motivate and retain qualified management and highly-skilled employees, particularly managerial, technical, sales and marketing personnel, technicians, and other critical personnel. Any failure to attract and retain the required highly trained managerial and technical personnel that are integral to production and development and technical support teams may have a negative impact on the operation of our plants, which would have a negative impact on revenues. There can be no assurance that we will be able to attract and retain skilled persons and the loss of skilled technical personnel would adversely affect us.

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

Growth and demand for ethanol and biodiesel is largely driven by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard as well as government incentives to blend biofuels with petroleum based products in many countries around the world, including the U.S. and India. The continuation of these policies is uncertain, which means that demand for ethanol or biodiesel may decline if these policies change or are discontinued.

Federal tax incentives for ethanol and biodiesel production may be eliminated in the future, which could hinder our ability to operate at a profit and adversely affect our business.

The ethanol and biodiesel industry and our business are assisted by various federal tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The Energy Independence and Security Act of 2007 significantly increased the Renewable Fuels Standard’s (RFS) mandated usage of renewable fuels originally established under the Energy Policy Act of 2005 to 36 billion gallons by 2022. In addition, the 2007 Act increases the quality of ethanol produced from corn to 15 billion gallons by 2022 and increases the amount of renewable fuels, including cellulosic ethanol and biodiesel, produced from non-food biomass to 21 billion gallons. The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could increase ethanol prices and thereby reduce the market for ethanol, which could reduce our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of our business.

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

We are and will continue to be subject to extensive air, water and other environmental regulations and will need to obtain a number of environmental permits to construct and operate our plants. In addition, it is likely that senior debt financing will be contingent on our ability to obtain the various environmental permits that we will require. If for any reason, any of these permits are not granted, construction costs for the plants may increase, or the plants may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources to comply with future environmental regulations. The expense of compliance could be significant enough to reduce profits.

Our lack of business diversification could result in the devaluation of our securities if we do not generate revenue from our primary products or such revenues decrease.

Our current business consists solely of the production and sales of biodiesel in India. We expect that our business will consist of the production and sale of next generation cellulosic ethanol, biodiesel, distillers’ grains and glycerin. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the production and sales of next generation cellulosic ethanol, since we do not have any other lines of business or alternative revenue sources.

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

Market prices for our common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in our operating results and other factors. Because our business is the operation of our biodiesel plant and the future development and operation of next-generation cellulosic ethanol plants, factors that could affect our future stock price, and create volatility in our stock price, include the price and demand for ethanol and biodiesel, the price and availability of oil and gasoline, the political situation in the Middle East, U.S. energy policies, federal and state regulatory changes that affect the price of ethanol or biodiesel, and the existence or discontinuation of legislative incentives for renewable fuels. Our stock price will also be affected by the trading price of the stock of our competitors, investor perceptions of us, interest rates, general economic conditions and those specific to the ethanol or biodiesel industry, developments with regard to our operations and activities, our future financial condition, and changes in our management.

Risks relating to low priced stocks.

Although our common stock currently is quoted and traded on the OTC Bulletin Board, the price at which the stock will trade in the future cannot currently be estimated. Since December 15, 2008, our common stock has traded below $5.00 per share. As a result, trading in our common stock may be subject to the requirements of certain rules promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price share of less than $5.00 per share, subject to certain exceptions) and a two business day “cooling off period” before broker and dealers can effect transactions in penny stocks. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell it.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, and Laird Q. Cagan, a former board member, in the aggregate, beneficially own approximately 31.75% of our capital stock on a fully diluted, as converted basis. In addition, the other members of our Board of Directors and management, in the aggregate, beneficially own approximately 2.84% of our common stock. As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. See “Security Ownership of Certain Beneficial Owners and Management.” The interests of these shareholders may differ from yours and this concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

Rule 144 will not be available to holders of restricted shares during any period in which the Company has failed to comply with its reporting obligations under the Exchange Act.

All of the shares issued in connection with the Reverse Merger were "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended ("Securities Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or pursuant to Rule 144 or other applicable exemption from registration under the Securities Act. However, Rule 144 is not available with respect to restricted shares acquired from an issuer that is or was at any time in its past a shell company if the former shell company has failed to file all reports that it is required to file under the Exchange Act during the 12 months preceding the sale. If at any time the Company fails to comply with its reporting obligations under the Exchange Act, Rule 144 will not be available to holders of restricted shares which may limit your ability to sell your restricted shares.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

U.S. Segment

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

Butte Pilot Plant. We lease approximately 9,000 square feet of industrial building space in Butte to house our demonstration facility for a monthly rental of $3,750 until October 15, 2008 when the monthly rental increased to $4,500. This lease expires in October 2009. This property includes an option to purchase the land and building at the renewal date and at the lease termination date.

Texas Office. We lease approximately 750 square feet of office space in Spring, Texas (near Houston) for a monthly rental of $700. This lease expires in December 2009.

Other Properties. We also own one potential plant site in Sutton, Nebraska consisting of approximately 200 acres, and one potential plant site in Danville, Illinois consisting of approximately 175 acres.

India Segment

India Plant. We own approximately 32,000 square meters of land in Kakinada, India. The property is located 7.5 kilometers from the local seaport having connectivity through a third-party pipeline to the port jetty. The pipeline facilitates the importing of raw materials and exporting finished product. On this site, we built a biodiesel plant with a nameplate capacity of 50 MGY that was commissioned, licensed to commence operations in October 2008, and began producing biodiesel in November 2008.

India Administrative Office.  We lease approximately 2,250 square feet of office space in Hyderabad, India for a monthly rent of INR 50,000.  This lease is a 24 month lease and expires in April 2010.

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

On March 28, 2008, the Cordillera Fund, L.P. filed a complaint in the Clark County District Court of the State of Nevada against American Ethanol, Inc. and the Company. The complaint seeks a judicial declaration that Cordillera has a right to payment from the Company for its American Ethanol shares at fair market value pursuant to Nevada's Dissenters' Rights Statute, a judicial declaration that Cordillera is not a holder of Series B preferred stock in the Company under the provisions of the statute; and a permanent injunction compelling the Company to apply the Dissenters' Rights Statute to Cordillera's shares and reimburse Cordillera for attorneys fees and costs.

On June 2, 2008 the case was transferred to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada.  On February 17, 2009, a jury trial commenced on the sole issue of whether Cordillera timely delivered its notice of Dissenters’ Rights to the Company. On February 17, 2009, the jury delivered its verdict in favor of Cordillera.  The remaining issue in the lawsuit concerns the fair market value of the shares of stock held by Cordillera and consists of the Court appointing one or more persons as appraisers to receive evidence and recommend a decision on the question of fair value.  There is presently no timeline for undertaking this next step in the litigation.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since December 2007 under the symbol “AEBF” when the ticker symbol was changed to reflect the company name change. From May 2006 to December 2007, our stock traded on the OTC Bulletin Board over-the-counter market under the symbol “MWII.” The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board over-the-counter market for each full quarterly period within the two most recent fiscal years. The source of these quotations is Yahoo.com/Finance. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid
March 31, 2007	$16.00	$11.75
June 30, 2007	$14.99	$7.50
September 30, 2007	$13.50	$10.00
December 31, 2007	$15.00	$6.10
March 31, 2008	$12.00	$6.00
June 30, 2008	$9.85	$1.80
September 30, 2008	$9.00	$3.00
December 31, 2008	$6.50	$0.38

Shareholders of Record

As of December 31, 2008, there were 232 holders of record of our common stock, not including holders who hold their shares in street name and 78 holders of record of our Series B preferred stock.

Dividends

We have never paid cash dividends on our preferred or common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other factors deemed relevant by the Board of Directors. Our retained earnings deficit currently limits our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s shareholders approved the Company’s Amended and Restated 2007 Stock Plan at the Company’s 2008 Annual Shareholders Meeting.  The following table provides information about our Amended and Restated 2007 Stock Plan as of December 31, 2008, which is the Company’s only equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,509,500	$3.24	1,490,500
Equity compensation plans not approved by security holders	0	$0	0
Total	2,509,500	$3.24	1,490,500

Performance Graph

Set forth below is a line graph comparing the total stockholder return on our Common Stock since our shares began trading on the Over-the-Counter Bulletin Board in May 2006, with the cumulative total stockholder returns of both the S&P 500 index and the Custom Composite Index made up of two other public biofuels companies.

The graph above shows a comparison for the period commencing June 2006 and ending on December 31, 2008 of the annual percentage change in the cumulative total stockholder return for AE Biofuels, Inc. common stock, assuming the investment of $100.00 in June, 2006, with the cumulative total returns for the S&P 500 Index and a Custom Composite Index, assuming the investment of $100.00 in June 2006. The Custom Composite Index consists of Aventine Renewable Energy, Inc. and Pacific Ethanol, Inc.

	Total Cumulative Returns
	December 31, 2008	December 31, 2007	December 31, 2006
AE Biofuels, Inc.	(97%)	(11%)	(26%)
S&P 500 Index	(38%)	4%	12%
Custom Composite Index (2 stocks)	(82%)	(30%)	(16%)

Item 6.

Selected Financial Data

The historical consolidated financial data presented below should be read in conjunction with the information set forth under “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our “Consolidated Financial Statements” beginning on page 61.

The balance sheet data presented below as of December 31, 2008 and 2007 and the statement of operations data presented below for each of the years in the three-year period ended December 31, 2008, are derived from our audited “Consolidated Financial Statements” beginning on page 61.

	Year Ended December 31
	2008	2007	2006
Statement of Operations Data
Sales	$815,655	$—	$744,450
Cost of goods sold	2,214,364	—	735,000
Gross profit	(1,398,709)	—	9,450

Research and development expenses	1,036,948	257,761	—
Selling, general and administrative expenses	9,730,022	14,650,742	6,163,724

Operating loss	$(12,698,179)	$(14,908,503)	$(6,154,274)
Loss per common share – basic and diluted	$(0.19)	$(0.07)	$(0.09)
Weighted average shares outstanding – basic and diluted	$84,641,642	74,006,368	71,261,428

	Year Ended December 31
	2008	2007
Balance Sheet Data
Total assets	$23,536,699	$33,551,076
Long-term debt	5,218,966	—
Mandatorily redeemable Series B preferred stock*	1,750,002	—
Total Stockholders Equity	$4,993,807	$23,528,687

———————

*

In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583,334 shares with an original purchase price of $1,750,002 out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders equity by the same amount to reflect the Company’s estimate of its obligations with respect to this matter.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•

Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A.

•

Results of Operations. An analysis of our financial results comparing 2008 to 2007 and 2006.

•

Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.

•

Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with the AE Biofuels, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of AE Biofuels, Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in “Risk Factors.” All references to years relate to the calendar year ended December 31 of the particular year.

Overview

The Company’s goal is to be a leader in the production of next-generation fuels to meet the increasing demand for renewable, transportation fuels, and to reduce dependence on petroleum-based energy sources in an environmentally responsible manner. We have raised a net amount of approximately $31.8 million to date through the sales of our preferred stock and approximately $11 million through debt facilities to fund our operations since our inception in late 2005.  To date, we have used these funds to (i) construct and operate a 50 MGY biodiesel manufacturing facility in Kakinada, India, (ii) purchase land and land options for the development of ethanol and/or next generation ethanol plants in the United States (iii) develop, draft and submit three patents on proprietary, patent-pending enzyme technology, (iv) construct a portion of a glycerin refining and vegetable oil pretreatment facility at our Kakinada plant, and (v) commercialize our proprietary, patent-pending enzyme technology, including the construction and operation of our next-generation cellulose ethanol demonstration facility in Butte, Montana.

We have completed construction of both our biodiesel plant and our cellulosic ethanol demonstration plant and have been operating both of them in 2008. We, however, currently do not have sufficient cash reserves to meet our anticipated operating and capital obligations.  As a result, we are in the process of seeking additional capital for operation of our Kakinada refinery at full capacity, for continuing the glycerin refining and vegetable oil pretreatment plant construction, and for paying for ongoing corporate overhead expenses.  In addition, once these plants have been constructed, we will have to fund the start-up operations of these plants until the plants generate sufficient cash flow from their operations, if ever. We may encounter unforeseen costs that could also require us to seek additional capital. Further, we have been operating at a loss and expect to increase our operating expenses significantly as we expand our operations.

The worldwide market for biofuels continued to grow in 2008 and we have benefited from the growth of biodiesel use domestically in India as we began our operations and sales of biodiesel into the domestic Indian market in November 2008. Our sales transactions consist of sales of biodiesel to retail distributors of biodiesel in India. We receive the order and payment on the sale before distribution of the product. We sell our product primarily through outside sales brokers and partially through an inside sales force. We have not sold products on a consignment basis or to any international customers. We have the ability to generate additional revenue through the sale of glycerin, the by-product from the biodiesel production process. Glycerin can be sold in crude or refined form. We are in the process of completing a glycerin refinery at our Kakinada plant and expect it to be completed in 2009.  We had no sales of glycerin in fiscal 2008. Our cost of revenues consists of feedstock, chemicals and plant overhead. Depending upon the costs of these products in comparison to the sales price of the biodiesel, our gross margins can vary from positive to negative. Overhead expenses include direct and indirect costs associated with the biodiesel production at our Kakinada plant, plant utilities, maintenance, insurance, depreciation and freight. Commodity prices were highly volatile in 2008 and, as a result, many biofuels manufacturers were not profitable. Our gross margin was negative in 2008 due to this volatility. Our loss could have been greater if we were running our factory at higher volumes. We only produced 1,792 metric tons of biodiesel in 2008 and sold 1,251 metric tons of biodiesel which was 11% of our total daily plant capacity.  Our operating loss in 2008 decreased from the prior year due to the $5,114,000 write off of the Sutton property in 2007. Net of that write off, our operating loss increased in 2008 due to the negative gross margins from the sale of our biodiesel. Additionally, our spending in research and development increased in 2008 as compared to the prior years due to the construction and operation of our cellulosic ethanol demonstration plant in Butte. Sales and marketing expenses were incurred in 2008 due to the commencement of our sales of biodiesel. We did not have any sales in 2007 and only had trading activity in 2006, which did not incur material amounts of sales and marketing expenses.

In August 2008, we opened the first integrated cellulose and starch ethanol commercial demonstration facility in the United States. Our 9,000 square foot demonstration plant is capable of producing ethanol from a variety of feedstock sources, including wheat straw, corn stover, switchgrass and sugar cane bagasse. Our integrated technology addresses the immediate need for commercially viable uses of non-food feedstocks to complement existing feedstock sources to meet the worldwide demand for ethanol. Our strategy for the commercialization of our integrated cellulose and starch process includes: (i) acquiring existing starch (corn) plants and retrofitting them with our technology; (ii) establishing joint ventures with existing ethanol plants (including corn ethanol plants in the U.S. and sugarcane ethanol plants in Brazil and India); (iii) constructing and operating standalone cellulosic ethanol facilities; and (iv) licensing our proprietary technology to ethanol plants in the U.S., Brazil and India.

We exited 2008 with an operating plant and ongoing sales of biodiesel in India and with an operating cellulosic ethanol demonstration plant in Butte; however, our current operations are constrained by our limited working capital.  We believe that we can increase sales of biodiesel in 2009; however, the biodiesel market must continue to accept our products and the margins between the feedstock costs and the biodiesel sales price must remain positive in order for us to have positive gross margins in 2009.  We expect the market for next generation cellulosic ethanol to continue to grow due to a focus toward reducing reliance on petroleum based fuel and due to increased cellulosic ethanol mandates specified by the RFS. We believe that we can begin generating revenues through the commercialization of our cellulosic ethanol technology in 2009; however, we have not been able to generate revenues from this technology thus far.

Our cash and cash equivalents balance was $377,905 as of December 31, 2008, of which $36,870 was held in our domestic entities and $341,035 was held in offshore subsidiaries.  Comparatively, our combined cash and cash equivalents and time deposits balance at December 31, 2007 was $3,356,294. Our current ratio as of December 31, 2008 was 0.15 compared to a current ratio of 1.36 as of December 31, 2007. We ended 2008 with limited working capital resources and we will need to raise additional working capital in 2009 in order to achieve our goals in India and the U.S. Due to the recent global financial crisis, obtaining working capital through commercial banks or through other means is a significant challenge and we cannot be assured we will be able to obtain additional working capital and therefore be successful in 2009.  Should the Company not be able to raise enough equity or debt financing, it may be forced to sell all or a portion of its existing biodiesel facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations.

Results of Operations

Revenues

In 2008, $815,655 or 100% of our revenue was derived from the sale of biodiesel into the Indian domestic market. All revenue in 2008 is part of our India geographic segment. As of December 31, 2008 we have not sold any biodiesel into the international market. No revenues were recorded for the year ended December 31, 2007. For the year ended December 31, 2006 approximately $740,000 or 100% of our revenues were derived from the purchase and resale of biodiesel fuel.

We recognize revenue upon shipment of product as collection is assured because payments are generally made in advance and we do not offer any right of return. We had no accounts receivable as of December 31, 2008. Our average sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. We have several customers who take delivery of biodiesel on a daily basis. As a result, it is difficult to predict timing or size of product sales on a quarterly basis.

Cost of Revenues

In fiscal 2008, the commodity markets proved to be extremely turbulent as evidenced by the dramatic swings in the price of crude oil and of feedstocks such as palm oil and corn. Our cost of revenues was impacted by the significant swings in these commodity markets. For the sales we made in November and December, we had purchased the feedstock in July 2008, which was near an all time high for palm oil. During the period between July and December, the prices of palm oil ranged from a high of approximately $1,200 per metric ton to a low of $450 per metric ton and the prices for palm based biodiesel ranged from $1,290 to $525 per metric ton. We experienced significant negative gross margins of $1,398,709 for the fiscal year 2008 due to the timing of the inventory purchases in July and our subsequent biodiesel sales in November and December. All of our cost of revenues was located in our India geographic segment. No revenues were recorded for the year ended December 31, 2007. We engaged in the purchase and resale of biodiesel fuel with a cost of revenues of $735,000 during the year ended December 31, 2006.

Expenses

Research and Development Expenses.  Principal areas of spending for research and development are for the construction completion and the operations of our integrated cellulose and starch ethanol commercial demonstration facility in Butte. The largest component of expense in fiscal 2008 was the $631,000 we spent on equipment and services (which had no future alternative use) related to the construction of the facility as compared to none in fiscal 2007. We spent $292,000 on professional services primarily related to the salaries for the small team of scientists working at the Butte facility, compared to $240,000 in the prior year. We spent $61,000 on rent, taxes and insurance on the facility as compared to $9,000 in the prior year. In fiscal 2008, we charged $28,000 of depreciation to research and development, as compared to none in the prior year. The balance of the research and development expenses in both 2008 and 2007 were for miscellaneous office expenses and travel. We did not incur research and development expenses in 2006.

Selling, General and Administrative Expenses.  Principal areas of spending for general and administrative spending are in the areas of employee compensation, professional services, travel, depreciation and office expenses, including rent. In fiscal 2007, the most significant item was a write-off of engineering costs associated with the potential development of the Sutton property in the amount of approximately $5,114,000 included as miscellaneous expense in the schedule below. This write-off in fiscal 2007 was offset by a gain of approximately $8,000,000 from the sale of the Wahoo, Nebraska ethanol plant site (see discussion of “other income” below).

We summarize our spending into eight components as follows:

	For the Year Ended December 31,
	2008%	2007%
Salaries, wages and compensation	47	22
Supplies and services	6	6
Repair and maintenance	—	—
Taxes, insurance, rent and utilities	7	2
Professional services	33	26
Depreciation and amortization	2	—
Travel and entertainment	5	5
Miscellaneous expense	—	39
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related non-cash stock compensation. For the year ended December 31, 2008, the number of United States employees remained relatively flat at around 12 employees for most of the year. The number of India employees grew from zero at December 31, 2007 to 31 at December 31, 2008.  Compensation expense grew from approximately $3,281,900 for the 12 months ended December 31, 2007 to approximately $4,089,430 for the 12 months ended December 31, 2008. The increase was principally driven by non-cash, stock compensation of approximately $1,761,857 during 2008 compared to non-cash, stock compensation of $969,888 recorded during 2007.  The increase in stock compensation expenses in 2008 was primarily attributable to an expense of $800,000 related to the accelerated vesting of restricted stock in connection with the termination of one of our officers, which is treated for accounting purposes as a new award and revalued at the market value of the stock on the date of termination. For the year ended December 31, 2006, employee compensation expense was $2,025,784, which included stock compensation expenses of $363,460.

The second largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the year ended December 31, 2008, we spent approximately $3,065,794 on professional services including a non-cash stock compensation charge of approximately $219,667 for stock grants to key consultants and advisors. For the year ended December 31, 2007, we spent approximately $3,451,477 on professional services of which $304,612 was stock-based compensation.  For the year ended December 31, 2006, we spent approximately $2,329,000 on professional services none of which was stock-based compensation.

The third largest component of selling, general and administrative expense is supplies and services, which includes project spending on permits, site inspections and land option write-offs. This category also includes miscellaneous expenditures for office supplies, networking services, etc. Of the approximately $527,200 spent in this category for the 12 months ended December 31, 2008, costs related to developing our Argentina biodiesel project comprised approximately $264,350, costs of expired land options comprised approximately $124,500 and costs of networking, IT and accounting software comprised approximately $152,260. This compares to the approximately $900,591 spent in this category for the 12 months ended December 31, 2007 and approximately $915,000 for the 12 months ended December 31, 2006. This prior year amount consisted of costs of expired land options totaling approximately $445,124, costs of site inspections totaling approximately $166,487 and costs to obtain permits totaling approximately $127,482.  Supplies and services for the year ended December 31, 2006 was approximately $915,000.

At the end of fiscal 2008 we began selling biodiesel and incurred some selling and marketing expenses, which consisted primarily of salaries, commissions and benefits related to sales and marketing personnel and sales brokers; travel and other out-of-pocket expenses, amortization of intangible assets related to our acquisition of Biofuels Marketing, Inc. and facilities costs and other related overhead. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will increase for the foreseeable future in absolute dollars. During 2007, the sales and marketing organization was developed through the acquisition of Biofuels Marketing, Inc. The Company incurred costs for two employees during fiscal 2007, however we did not record any sales in 2007 and thus these costs are considered start-up costs and accordingly included in general and administrative.

Loss on forward purchase commitments

In fiscal 2008 we entered into two forward contracts for crude palm oil. We took delivery of the crude palm oil under the first contract and elected not to take delivery under the second contract by selling our position. Upon selling our position of the second contract, we booked a loss on the forward contract of $532,500 due to the declining price of crude palm. We did not have any gains or losses on forward contracts in fiscal 2007 or 2006.

Other Income (Expense)

Other income (expense) in 2008 consisted of the following items:

•

Pursuant to the terms of its Amended and Restated Registration Rights Agreement, beginning in January 2008 the Company was obligated to file a registration statement to register shares of common stock issued or issuable upon conversion of the Company's Series A and B preferred stock or pay in cash or shares of stock to these investors an amount equal to 0.5% per month of their investment amount. The liquidated damages ceased accruing in December 2008 when the Series B preferred shares became available for trading in compliance with Rule 144. The Company elected to pay these liquidated damages through the issuance of 406,656 shares of common stock to the holders of shares of our Series B preferred stock. The liquidated damages penalty resulted in an expense of $1,807,746, classified in other income/expense for the year ended December 31, 2008. The Company issued the 406,656 shares of its common stock to eligible stockholders on or about February 12, 2009.

•

On January 23, 2008, we agreed to end the joint venture with Acalmar Oils and Fats, Ltd. (“Acalmar”) including termination of Acalmar’s right to own or receive any ownership interest in the joint venture. The total cancellation price of $900,000 is reflected in our Statement of Operations as a shareholder agreement cancellation payment.

•

Interest expense is the result of debt facilities acquired by both the Company and its India subsidiary. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. We incurred interest expense of $614,426 and capitalized interest of $929,058 into the cost of our biodiesel plant in India. In 2007 we incurred interest expense totaling $73,582 in connection with short term borrowings from a major shareholder and director.

•

Interest income is earned on excess cash. Due to the decrease in our cash balances over the year, as compared to fiscal 2007, our interest income decreased from $171,331 in fiscal 2007 to $50,691 in fiscal 2008.

•

Other income, net of expenses includes $104,810 of income resulting from a purchase and re-sale of glycerin. Additionally we earned other income from renting portions our land holdings in Sutton and Danville to local farmers.

Other income (expense) in 2007 consisted of the following items:

•

In the fourth quarter of 2007, we tested the supply chain for the Kakinada plant through a purchase and resale of feedstocks for approximately $9,352,000, of which approximately $6,128,000 was resold to Acalmar. Sales were made at prevailing market rates. Our net profit on this transaction was $76,000 and is included as other income, net.

•

The Company entered into two agreements with E85, the first one to sell the Wahoo Ethanol LLC and its plant site, and the second one to develop a corn based ethanol plant on the Sutton land in a joint venture with E85. Other income of approximately $9,061,000 consists of the gain of approximately $855,000 from the sale of the Wahoo site and a gain of approximately $8,206,000 from the dissolution of the joint venture with E85.

During 2006, we purchased currency forward contracts to offset the currency risk of converting U.S. dollars into India Rupees, before the use of these funds for the construction of our India plant. We recorded a gain on foreign currency exchange in 2007 in the amount of $544,774. As of December 31, 2008 and 2007, we did not have any currency forward contracts.

Income Taxes

Provision for income taxes is calculated in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”), using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of enacted tax law.

SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets which may not be realized.  As of December 31, 2008 and 2007, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation on FASB Statement No. 109” (“FIN 48”) which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on its tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. With the adoption of FIN 48, the Company also began reporting tax-related interest and penalties as a component of income tax expense. The Company’s adoption of FIN 48 did not have a material impact on the Company’s tax positions in these periods.

Liquidity and Capital Resources

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, employment agreements, and construction purchase obligations. We had the following contractual obligations at December 31, 2008:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Debt(a)	$10,984,212	$5,771,923	$4,008,460	$1,203,829	$—

Operating lease obligations(b)	214,323	209,975	4,348	—	—

Construction purchase obligations(c)	68,716	68,716	—	—	—
Total contractual cash obligations	$11,267,251	$6,050,614	$4,012,808	$1,203,829	$—

———————

(a)

See Note 7 – Debt of the Notes to Consolidated Financial Statements. The amounts included in the table above represent principal maturities only.

(b)

See Note 8 – Operating Leases of the Notes to Consolidated Financial Statements.

(c)

Consists of firm purchase commitments under construction contracts and commitments under purchase orders and other short term contracts related to the construction of the glycerin refinery and pre-treatment plant. See Note 13 — Commitments of the Notes to Consolidated Financial Statements.

(d)

Excludes series B preferred stock related to Cordillera for which settlement is unknown. See note 18- Contingent liabilities of the Notes to Consolidated Financial Statements.

Currently, we do not have any material off-balance sheet arrangements.

Liquidity

Cash and cash equivalents, time deposits and debt at the end of each period were as follows:

	December 31, 2008	December 31, 2007
Cash and cash equivalents and time deposits	$377,905	$3,356,294
Short and long term debt	$10,539,766	$—

The Company has experienced losses and continued to have negative cash flow through the fiscal year ending December 31, 2008. Although our operating biodiesel plant can provide us cash flow, it will likely be insufficient to allow for the completion of our business plan in 2009. Funds available at December 31, 2008 are sufficient to cover less than one month of our domestic operating costs.

In order for us to continue as a going concern, we require a significant amount of additional working capital to fund our ongoing operating expenses and future capital requirements. The use of additional working capital is primarily for general and administrative expenses, the purchase of feedstock and other raw materials to operate our existing facilities and debt interest and principal payments. Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Secunderabad Oil, Limited, who is currently providing us with working capital for our Kakinada facility.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of Secunderabad to continue to provide us with working capital depends in part on the financial strength of Secunderabad and its banking relationships.  If Secunderabad is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.

With regards to our $5,000,000 senior secured note held by Third Eye Capital (which had a carrying value at December 31, 2008 of $4,504,062), The Company was not in compliance with the current ratio covenants for October, November and December nor the stock market capitalization covenant for December under the loan agreement. On May 6, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) dated March 31, 2009. The Amendment shall be effective upon and subject to satisfaction of certain conditions. The Company acknowledges and agrees that the failure to perform the conditions will constitute an Event of Default under the Agreement and the Agent shall have the right to demand the immediate repayment in full in cash of all outstanding indebtedness owing to Agent under the Agreement. Once the Amendment becomes effective, the Amendment provides for the extension of the maturity date of the $5 Million Promissory Note (the “Note”) issued to Agent pursuant to that certain Note and Warrant Purchase Agreement dated May 16, 2008, as amended, to December 31, 2009 and it provides for a waiver of certain covenant defaults for a fee.  The Company has also agreed to provide Agent additional collateral as security for the Note and has agreed to amend the exercise price of the warrants issued to a price equal to the volume weighted average trading price of a share of Common Stock of the Company for the twenty trading days immediately preceding the date of this Amendment.

While we expect to obtain waivers for the covenant defaults, in the event we are unable to do so, the interest rate under this facility increases by 8% during the period of default and, at the option of the lender, the indebtedness may become immediately due and payable. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to obtain a waiver will have no adverse impact on our other debt obligations. Nevertheless, the failure to obtain a waiver or the acceleration of this debt obligation as a result of this breach may have an adverse impact on our ability to obtain additional borrowings. There is no assurance that the Company will be able to obtain alternative funding in the event this debt obligation is accelerated. Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.

Planned capital expenditures in 2009 include an expected $1,000,000 to complete the pre-treatment facility and glycerin refinery at our Kakinada plant.  Commitments for approximately $69,000 under construction contracts, purchase orders and other short term contracts were outstanding at December 31, 2008. We anticipate that the cash flow from our India operations will fulfill the current commitments and we expect to obtain an additional line of credit in India to provide us with the $1,000,000 required to complete our pre-treatment facility and glycerin refinery.

We may continue to deploy our management team’s combined industry, technical, merger and acquisition (“M&A”), restructuring and corporate finance expertise to target and acquire undervalued and/or distressed assets, and then apply our technology to improve the performance of those assets. We believe that our strategy offers substantial opportunity to build capital value in the current climate, particularly given (a) the present opportunity to acquire undervalued and/or underperforming assets and improve them; and (b) the medium to longer term outlook for ethanol and cellulosic ethanol as an alternative form of energy supply and the relatively weak state of the ethanol and cellulose ethanol market which is likely to lead to under supply in 2010. To effect the planned M&A strategy in full, the Company requires access to substantial further acquisition and development finance and it is currently working with advisers with a view to securing additional financing. This may be made available through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments. In addition, the Company anticipates that it may issue share and/or loan capital to vendors as a means of securing target acquisitions and to fund development.

We intend to raise additional working capital in 2009 through some of all of the following: operating cash flows, working capital lines of credit, long-term debt facilities, joint venture arrangements and the sale of additional equity by the Company or its subsidiaries.  We continue to explore different funding sources, but because of the continued unsettled state of the capital markets around the globe, the Company lacks any defined capital raising projects or specific sources of capital or commitments for the required capital.  The Company, in common with most enterprises that require capital to develop and implement their strategy, are challenged by the impact the crisis in the global capital markets is having on its ability to finance its plans.  To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing the business development plans of the Company.  Subsequent to December 31, 2008, we drew down short term borrowings from our line of credit with Laird Cagan totaling $125,000 to meet some of our 2009 operating costs, however, to continue operations the Company needs to secure additional near term equity or debt financing.

Historical Sources and Uses of Cash

Operating Activities

Net cash used in operating activities in fiscal 2008 was $8,680,285 primarily to develop our business, including general and administrative and research and development costs. Net cash used in operating activities increased from $7,087,263 in the prior year primarily as a result of an increase in spending on operations related to interest expense of $614,426 and the addition of inventory of $2,137,500 purchased in connection with the commencement of production at our biodiesel plant in India. The increase in cash used in operating activities would have been even higher if it were not for the increase in accounts payable and accrued liabilities in fiscal 2008, as compared to fiscal 2007. The increase in accounts payable and accrued liabilities offsets the increased use in cash due to the fact that we delayed payments to vendors at the end of the fiscal year December 31, 2008.  Net cash used in operating activities in fiscal 2007 was higher than in 2006 due to increased spending for general and administrative expenses, such as professional services and employee compensation.

Investing Activities

Net cash used by investing activities in fiscal 2008 was $2,518,913, which consisted primarily of $5,192,124 in purchases of property, plant and equipment relating to the construction of our biodiesel facility in India and our demonstration facility in Montana. Offsetting this amount was the $2,373,326 provided by the sale of time deposits in 2008. Net cash used by investing activities in fiscal 2007 consisted primarily of the purchases of property, plant and equipment relating to the construction of our biodiesel plant in India and the purchase of potential plant sites in Nebraska and Illinois, offset by $2,775,000 provided by overpayment refunds, $8,206,446 provided as a result of the dissolution of our joint venture with E85 in August 2007 and $2,000,000 provided by the sale of our ethanol plant site in Wahoo, Nebraska.  Net cash used in investing activities in fiscal 2007 was significantly lower than in 2006 due to reduced purchases of property, plant and equipment in 2007 as compared to 2006 and due to the cash provided by the above mentioned overpayment of funds and by the cash provided by the dissolution of the E85. There were we no such transactions occurring in 2006.

Financing Activities

Net cash provided by financing activities in fiscal 2008 was $10,906,620, which consisted primarily of the proceeds from short and long term debt, offset by the payments made in 2008 against this debt. As of December 31, 2008, the Company’s long-term debt included $2,044,691 outstanding under a credit facility provided by a related party (a former director and significant shareholder). In 2008 this credit facility was amended to convert the facility into a revolving line of credit with a credit limit of $2,500,000.  The maturity date of the credit facility was extended to January 31, 2011.

On July 17, 2008, the Company’s subsidiary, Universal Biofuels Pvt. Ltd. entered into a secured term loan in the amount of approximately $6,000,000 of which $4,504,062 was outstanding at December 31, 2008.

At December 31, 2008 the Company had a $5,000,000 senior secured note with Third Eye Capital ABL Opportunities Fund (Third Eye Capital).  The Company was not in compliance with several current ratio covenants or the market capitalization covenant for the months of October, November and December 2008 under the Third Eye Capital loan agreement. We are in the process of obtaining a waiver of these covenant from Third Eye Capital. While we expect to obtain a waiver, in the event we are unable to do so, the interest rate under this facility increases by 8% and, at the option of the lender, the indebtedness may become immediately due and payable. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to obtain a waiver will have no adverse impact on our other debt obligations. Nevertheless, the failure to obtain a waiver or the acceleration of this debt obligation as a result of this breach may have an adverse impact on our ability to obtain additional borrowings. There is no assurance that the Company will be able to obtain alternative funding in the event this debt obligation is accelerated. Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.  Net cash provided by financing activities in fiscal 2007 was significantly lower than in 2006 due to the fact that we sold $21,854,358 of preferred stock, net of offering costs in 2006 as compared to selling $10,056,154 of preferred stock, net of offering costs in 2007.

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

Our long-lived assets are primarily associated with our plant in Kakinada, India. In fiscal 2008, we began operation of our biodiesel plant and we continued the construction of our glycerin refinery and pre-treatment plant. The refinery and pre-treatment plant are expected to be fully operational by the third quarter of 2009. Costs for building them remained in construction-in-progress at December 31, 2008, and will be reclassified once the refinery and pre-treatment plant are fully operational and placed in service.

Additional long-lived assets consist of our two land sites in Illinois and Nebraska. The land and land improvements are held for development of production facilities.

We evaluate impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that these assets have been impaired and we accordingly write them down to their new fair value. Forecasts of future cash flows are critical judgments in this process and are based on our experience and knowledge of our operations and the industries in which we operate and are critical to our impairment assessments. These forecasts could be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of our customers and inflation and are significantly dependent on our ability to secure additional working capital to allow us to achieve our forecasted results.

With respect to our idle landholdings in Illinois and Nebraska we considered whether these assets were impaired by looking at the undiscounted cash flows compared to our carrying values in accordance with SFAS 144 and concluded that these assets were not impaired. The determination of estimated future undiscounted cash flows is highly uncertain in the current economic environment. Our estimated undiscounted cash flows considered principally the current value of the underlying land assuming a near-term sale in an orderly market, as well as anticipated cash flows from executing our planned development activities (development of cellulosic ethanol plants). These cash flow estimates, while they represents our best estimate of future undiscounted cash flows, are highly uncertain and could be negatively affected by the continued erosion of the capital markets, availability of capital negating the company’s ability to generate cash flows as planned from the development and operation of ethanol facilities at these locations or forcing the Company to liquidate these assets to generate working capital in a manner that is not consistent with an orderly sale.

There have been no indicators of impairment and no impairment losses have been recorded in the year ended December 31, 2008.  For the year ended December 31, 2007 we recognized an impairment of approximately $5,114,000 due to non-recoverable engineering costs associated with the development efforts at our Sutton site.

Inventories

Inventories are stated at the lower of cost, using the first-in and first-out (FIFO) method, or market. In assessing the ultimate realization of inventories, we perform a periodic analysis of market prices and compare that to our weighted-average FIFO cost to ensure that our inventories are properly stated at the lower of cost or market

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No.123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

We make the following estimates and assumptions in determining fair value of stock options as prescribed by SFAS 123(R):

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

•

Expected Volatility — The Company’s expected volatilities are based on the historical volatility of comparable public companies’ stock for a period consistent with our expected term.

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

Given the absence of an active market for our common stock as a private company before the Reverse Merger, our board of directors, the members of which we believe had extensive business, finance or venture capital experience, were required to estimate the fair value of our common stock for purposes of determining exercise prices for the options it granted. Our board of directors determined the estimated fair value of our common stock, based in part on an analysis of relevant metrics, including the following:

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. On January 1, 2008, the Company adopted SFAS 159 and the adoption of this statement had no material effect on the Company’s financial statements.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact, if any, that FSP APB 14-1 will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date. We do not currently believe that adopting FSP FAS 142-3 will have a material impact on our Consolidated Financial Statements.

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

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks, including changes in commodity prices and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Commodity Risk

We are subject to market risk with respect to the price and availability of refined palm oil and palm stearin, the principal raw materials we use to produce biodiesel and biodiesel by-products. In general, rising feedstock prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased feedstock costs to our customers. The availability and price of feedstock for our biodiesel plant is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental policies with respect to agriculture and international trade, and global demand and supply.

At the end of 2008 we did not have any firm-price purchase commitments or any off-take arrangements with our suppliers of feedstock.  In order to reduce our exposure to fluctuations in feedstock prices and the price of biodiesel, at the time we enter into a purchase commitment for feedstock our goal is to also enter into an off-take arrangement for the biodiesel to be produced from that feedstock at a set price.

Foreign Currency Risk

Our foreign subsidiaries use local currencies as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the dollar/INR (Indian rupee) exchange rate.  For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During fiscal 2008, we recognized a loss of $3,227,958 arising from foreign currency translation.  In 2008 we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. At December 31, 2008, we had $10,539,766 in total debt outstanding, of which $7,365,491 was fixed-rate debt and $3,174,275 was floating-rate debt. The interest rate under the floating-rate debt facility is subject to adjustment based on the Reserve Bank of India advance rate.

Based on the amount of our floating-rate debt as of December 31, 2008, each 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $31,742. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2008 with no subsequent change in rates for the remainder of the period.

Item 8.

Financial Statements and Supplementary Data.

Financial Statements are listed in the Index to Consolidated Financial Statements on page 60 of this Report.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.

Controls and Procedures.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the

Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that assessment, management identified the following material weakness:

•

Controls over financial reporting at the India subsidiary level were not effective. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates and other adjustments were appropriately reviewed, analyzed and monitored by competent accounting staff on a timely basis. A material weakness in the period-end financial reporting process has a pervasive effect on the reliability of our financial reporting and could result in us not being able to meet our regulatory filing deadlines. If not remediated, it is reasonably possible that our consolidated financial statements will contain a material misstatement or that we will miss a filing deadline in the future.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors

Because of the material weakness described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

Our independent registered public accounting firm, BDO Seidman, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. BDO Seidman, LLP’s report on the audit of internal control over financial reporting is included in Item 9A of this Form 10-K.

Remedial Actions

The Company is undertaking several remedial steps to enhance controls including, among other things, expanding our review over significant non-routine transactions and accounting estimates at our India subsidiary. The Company believes that the steps outlined above will strengthen the Company’s internal control over financial reporting and address the material weakness described above.

In addition, the Company performed additional analyses and other post-closing procedures related to its India subsidiary to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements included in this Annual Report on Form 10-K. Accordingly, management believes that the consolidated financial statements included in this filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

 Remediation of Material Weaknesses

In connection with our audit of our financial statements as of December 31, 2007, our auditors, BDO Seidman, LLP advised us that we had material weaknesses in internal control over financial reporting with respect to (i) segregation of duties, (ii) stockholders equity and share-based compensation, (iii) acquisitions, and (iv) financial statement presentation and disclosures as of and for the year ended December 31, 2007 and 2006. The material weaknesses in our internal controls over financial reporting related to the fact that our accounting resources did not include enough people with detailed knowledge, experience and training in the selection and application of GAAP to meet our financial reporting needs.

During 2008, we implemented a remediation plan to address these material weakness, including: (i) hiring additional employees with the knowledge, experience and training in the selection and application of GAAP to meet our financial reporting needs, (ii) improving the knowledge, experience and training of our staff and advisors available to the Company to improve our financial reporting process; (iii) increasing the level of preparation and review of our quarterly and annual financial statements; (iv) identifying and evaluating non-routine and complex transactions on a regular basis; and (v) researching, identifying, analyzing, documenting, and reviewing applicable accounting principles in accordance with GAAP.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

Other than the changes identified above, there were no other changes in our internal control over financial reporting during the fourth quarter of 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AE Biofuels, Inc.

Cupertino, California

We have audited AE Biofuels, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AE Biofuels, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified in management’s assessment related to the internal controls over financial reporting at the Company’s India subsidiary. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated May 15, 2009 on those financial statements.

In our opinion, AE Biofuels, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AE Biofuels, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2008 and our report dated May 15, 2009 expressed an unqualified opinion thereon, including a going concern emphasis explanatory paragraph.

/s/ BDO Seidman, LLP
San Jose, California
May 15, 2009

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Information about the Directors

Set forth below is information regarding our directors as of March 31, 2009:

Name	Age	Position	Director Since
Eric A. McAfee	46	Chief Executive Officer and Chairman of the Board	2006
John R. Block	74	Director	2008
Michael DeLong	64	Director	2007(1)
Michael Peterson	47	Director	2006
Harold Sorgenti	74	Director	2007

———————

(1)

Mr. DeLong stepped down from the Board on April 2, 2009.

Eric A. McAfee co-founded AE Biofuels, Inc. in 2005 and has served as its Chairman of the Board since February 2006. Mr. McAfee was appointed the Chief Executive Officer of the Company in February 2007. Mr. McAfee has been an entrepreneur, merchant banker, venture capitalist and farmer/dairyman for more than 20 years. Since 1995, Mr. McAfee has been the Chairman of McAfee Capital and since 1998 has been a principal of Berg McAfee Companies, an investment company. Since 2000, Mr. McAfee has been a principal of Cagan McAfee Capital Partners (“CMCP”) through which Mr. McAfee has founded or acquired twelve energy and technology companies. In 2003, Mr. McAfee co-founded Pacific Ethanol, Inc. (Nasdaq PEIX), a West Coast ethanol producer and marketer. Mr. McAfee received a B.S. in Management from Fresno State University in 1986 and served as Entrepreneur in Residence of The Wharton Business School MBA Program in 2007. Mr. McAfee is a graduate of the Harvard Business School Private Equity and Venture Capital Program, and is a 1993 graduate of the Stanford Graduate School of Business Executive Program.

John R. Block has served as a member of the Company’s Board of Directors since October 16, 2008.  From 1981 to 1986, Mr. Block served as Secretary of Agriculture for the US Department of Agriculture under President Ronald Reagan. He is currently an Illinois farmer and a Senior Legislative Advisor to Olsson Frank Weeda Terman Bode Matz PC, an organization that represents the food industry, a position Mr. Block has held since January 2005. From January 2002 until January 2005, he served as Executive Vice President at the Food Marketing Institute. From February 1986 until January 2002, Mr. Block served as President of Food Distributors International. Mr. Block is a former member of the board of directors of John Deere and Co., Hormel Foods Corp. and Blast Energy Services, Inc. Mr. Block received his B.A. from the US Military Academy.

Michael DeLong was appointed to the Board of Directors of American Ethanol on October 1, 2007. Lieutenant General DeLong is currently the President of Boeing Middle East Ltd. and VP International Business Development Middle East of the Boeing Company. Prior to his position with the Boeing Company, LtGen DeLong USMC (Ret) was a Senior Vice President of The Shaw Group Inc., a vertically integrated provider of comprehensive technology, engineering, procurement, construction, maintenance, pipe fabrication and consulting services to the energy and chemicals industries and a leading provider of consulting, engineering, construction, remediation and facilities management services to the environmental, infrastructure and homeland security markets. LtGen DeLong was also the President of Shaw CentCom Services, LLC a joint venture with The Shaw Group, Inc., an Executive Vice President of Shaw Environmental & Infrastructure, Inc. and the Vice Chairman, of Shaw Arabia Limited responsible for providing and directing the contracting staff for the Saudi Environmental Agency and the cleanup of the Saudi Coast and Terrestrial Areas. Prior to joining The Shaw Group in 2003, LtGen DeLong completed a distinguished, 36-year military career, last serving as Deputy Commander, United States Central Command (USCENTCOM) headquartered at MacDill Air Force Base in Tampa, Florida. LtGen DeLong is a member of the Board of Directors of Sykes Enterprises, Incorporated, a publicly traded company that is a global leader in providing outsourced customer contact management solutions and services in the business process outsourcing arena. LtGen DeLong earned a B.S. in Aeronautical Engineering from the U.S. Naval Academy at Annapolis, MD in 1967; a M.S. in Industrial Management from the Central Michigan University in 1975; and a Ph.D. (Honorary), Strategic Intelligence from the Joint Military Intelligence College in Anacostia, MD in 2002.

Michael Peterson has served as a member of the Company’s Board of Directors since February 2006. Mr. Peterson has worked in the securities industry in various capacities for approximately 19 years. From 1989 to 2000, he was employed by Goldman Sachs & Co. including as a vice president with responsibility for a team of professionals that advised and managed over $7 billion in assets for high net worth individuals and institutions. Mr. Peterson joined Merrill Lynch in 2001 to form and help launch its Private Investment Group and was with Merrill Lynch until July 2004. From July 2004 until January 2005, Mr. Peterson was a self-employed financial consultant. In January 2005, Mr. Peterson joined American Institutional Partners, L.L.C. as a managing partner. On December 31, 2005, Mr. Peterson founded his own investment firm, Pascal Management LLC. Mr. Peterson received a B.S. in Computer Science and Statistics from Brigham Young University in 1985 and an M.B.A. from the Marriott School of Management at Brigham Young University in 1989.

Harold Sorgenti was appointed to the Company’s Board of Directors in November 2007. Since 1998, Mr. Sorgenti has been the principal of Sorgenti Investment Partners, a company engaged in pursuing chemical investment opportunities. Sorgenti Investment Partners acquired the French ethanol producer Societè d'Ethanol de Synthëse (SODES) in partnership with Donaldson, Lufkin & Jenrette in 1998. Prior to forming Sorgenti Investment Partners, Mr. Sorgenti served a distinguished career that included the presidency of ARCO Chemical Company, including leadership of the 1987 initial public offering of the company. Mr. Sorgenti is also the founder of Freedom Chemical Company. Mr. Sorgenti is a former member of the board of directors of Provident Mutual Life Insurance Co. and Crown Cork & Seal. Mr. Sorgenti received his B.S. in Chemical Engineering from City College of New York in 1956 and his M.S. from Ohio State University in 1959. Mr. Sorgenti is the recipient of honorary degrees from Villanova, St. Joseph's, Ohio State, and Drexel Universities.

The Board of Directors held eleven (11) meetings during fiscal year 2008, ten (10) of which were regularly scheduled meetings and one (1) of which was a special meeting. The Board also acted one (1) time by unanimous written consent. Each of the foregoing directors attended at least 75% of the aggregate number of meetings of our Board of Directors and the committees on which each director served during fiscal year 2008 and was eligible to attend.

Information About the Executive Officers

Set forth below is information regarding our executive officers (other than Eric A. McAfee) as of March 31, 2009.

Name	Age	Position
Andrew B. Foster	43	Executive Vice President and Chief Operating Officer
Sanjeev Gupta	49	Managing Director, Chairman and President (Universal Biofuels Private, Ltd.)
Scott A. Janssen	39	Chief Financial Officer

Eric A. McAfee Chief Executive Officer and Chairman of the Board (See Information About the Directors above).

Andrew B. Foster (43) joined American Ethanol in March 2006 and currently serves as Executive Vice President of AE Biofuels, Inc. and President and Chief Operating Officer of American Ethanol, Inc. a wholly owned subsidiary.  Prior to joining the Company, Mr. Foster served as Vice President of Corporate Marketing for Marimba, Inc. an enterprise software company, which was acquired by BMC Software in July 2004. From July 2004, until April 2005, Mr. Foster served as Vice President of Corporate Marketing for the Marimba product line at BMC. In April 2005, Mr. Foster was appointed Director of Worldwide Public Relations for BMC and served in that capacity until December 2005. From May 2000 until March 2003, Mr. Foster served as Director of Corporate Marketing for eSilicon Corporation, a fabless semiconductor company. Mr. Foster also served as Associate Director of Political Affairs at the White House from 1989 to 1992, and Deputy Chief of Staff to Illinois Governor Jim Edgar from 1995 to 1998. Mr. Foster holds a B.A. in Political Science from Marquette University in Milwaukee, Wisconsin.

Sanjeev Gupta (49) joined AE Biofuels, Inc. in September 2007 as an executive with the Company’s marketing subsidiary, Biofuels Marketing, Inc. and managed the completion of construction of the Company’s biodiesel production facility in Kakinada, India. Mr. Gupta is currently serving as the Managing Director, Chairman and President of the Company’s wholly-owned Indian biodiesel subsidiary, Universal Biofuels Private, Ltd. (“UBPL”). Previously, Mr. Gupta was the president of a $250 million revenues globally specialized chemicals company and a manager with Nabisco in India.

Scott A Janssen (39) began consulting with the Company in March 2008 and in June 2008 was engaged as the Company’s Senior Vice President of Finance. Mr. Janssen assumed the office of Executive Vice President and Chief Financial Officer of AE Biofuels, Inc., on January 12, 2009, and is serving as a Director of several of the Company’s wholly-owned subsidiaries. From December 2005 to March 2008, Mr. Janssen was a financial consultant with Level Path Consulting and Kranz & Associates in Silicon Valley, California where he acted as Interim Chief Financial Officer or financial advisor to several high technology companies, including three IPO’s. From July 2004 to December 2005, Mr. Janssen was a Senior Manager with Ernst & Young, a global public accounting firm in San Jose, California. From June 2002 to July 2004, Mr. Janssen was Controller and acting Chief Financial Officer with Barcelona Design Software, an enterprise software company in Newark, California. Mr. Janssen received a Bachelors’ of Science in Mathematics/Applied Science form the University of California, Los Angeles in 1991 and is a licensed Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. We believe that, during fiscal 2007, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to AE Biofuels, Inc. and the written representations of its directors and executive officers.

Committees of the Board of Directors

Our board of directors formed its committees and adopted its corporate governance charters and policies at the February 21, 2008 meeting. At this meeting, the board adopted  Corporate Governance Guidelines and formed two committees, the Governance, Compensation and Nominating Committee and the Audit Committee. Charters were approved for both committees. In addition, a Code of Business Conduct and Ethics, and an Insider Trading policy were adopted. Copies of these policies are available on our corporate web site at www.aebiofuels.com. We will disclose amendments to, or waivers from, our policies on our corporate web site at www.aebiofuels.com.

The Board of Directors has the following standing committees: (1) Audit and (2) Governance, Compensation and Nominating. The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.aebiofuels.com in the Investor Relations section of our website. All members of the committees appointed by the Board of Directors are non-employee directors and are independent directors within the meaning set forth in the NASDAQ rules, as currently in effect.

The following chart details the current membership of each committee.

Name of Director	Audit	Governance, Compensation and Nominating
Michael Peterson	C	M
Harold Sorgenti	M	M
Michael DeLong (1)	M	C
M = Member
C = Chair

———————

(1)

Mr. DeLong stepped down from the Board on April 2, 2009.

Audit Committee.

On February 21, 2008, the Board of Directors appointed an Audit Committee chaired by Michael Peterson with Michael DeLong and Harold Sorgenti as committee members. The Audit Committee adopted a charter which provides that the Committee, (i) oversees our accounting, financial reporting and audit processes; (ii) appoints, determines the compensation of, and oversees, the independent auditors; (iii) pre-approves audit and non-audit services provided by the independent auditors; (iv) reviews the results and scope of audit and other services provided by the independent auditors; (v) reviews the accounting principles and practices and procedures used in preparing our financial statements; and (vi) reviews our internal controls, a copy of which is attached as Appendix A to this Proxy Statement.

The Audit Committee works closely with management and our independent auditors. The Audit Committee also meets with our independent auditors without members of management present, on a quarterly basis, following completion of our auditors’ quarterly reviews and annual audit and prior to our earnings announcements, to review the results of their work. The Audit Committee also meets with our independent auditors to approve the annual scope and fees for the audit services to be performed.

Each of the Audit Committee members is an independent director within the meaning set forth in the rules of the SEC, as currently in effect. In addition, the Board of Directors has determined that Mr. Peterson is an “audit committee financial expert” as defined by SEC rules.

A copy of the Audit Committee’s written charter is available in the Investor Relations section of our website at www.aebiofuels.com.

The Audit Committee held seven (7) meetings during fiscal year 2008, six (6) of which were regularly scheduled meetings and one (1) of which was a special meeting. The Audit Committee also acted one (1) time by unanimous written consent. Each director who is a member of the Audit Committee attended at least 75% of the aggregate number of meetings of the Audit Committee during fiscal year 2008.

AUDIT COMMITTEE REPORT

The following is the report of the Audit Committee of the Board of Directors. The Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2008 with our management. In addition, the Audit Committee has discussed with BDO Seidman LLP, our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communications with Audit Committee). The Audit Committee also has received the written disclosures and the letter from BDO Seidman LLP as required by the Public Company Accounting Oversight Board Rule 3526 “Communications with Audit Committees Concerning Independence” and the Audit Committee has discussed the independence of BDO Seidman LLP with that firm.

Based on the Audit Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Respectfully submitted by:

Michael Peterson (Chair)

Harold Sorgenti

Governance, Compensation and Nominating Committee

On February 21, 2008, the Board of Directors appointed a Governance, Compensation and Nominating Committee chaired by Michael DeLong with Michael Peterson and Harold Sorgenti as committee members. The Governance, Compensation and Nominating Committee adopted a charter which provides that the Committee, (i) reviews and approves corporate goals and objectives relevant to the CEO’s compensation, evaluates the CEO’s performance relative to goals and objectives and sets the CEO’s compensation annually; (ii) makes recommendations annually to the Board of Directors with respect to non-CEO compensation; (iii) considers and periodically reports on matters relating to the identification, selection and qualification of the Board of Directors and candidates nominated to the Board of Directors and its committees; (iv) develops and recommends governance principles applicable to the Company; (v) oversees the evaluation of the Board of Directors and management from a corporate governance perspective; and (vi) oversees, considers and approves related party transactions.

Each current member of the Governance, Compensation and Nominating Committee is an independent director within the meaning set forth in the rules of the Nasdaq Stock Market, as currently in effect.

The Governance, Compensation and Nominating Committee considers properly submitted stockholder recommendations for candidates for membership on the Board of Directors as described below under “Identification and Evaluation of Nominees for Directors.” In evaluating such recommendations, the Governance, Compensation and Nominating Committee seeks to achieve a balance of knowledge, experience and capability on the Board of Directors and to address the membership criteria set forth under “Director Qualifications.” Any stockholder recommendations proposed for consideration by the Governance, Compensation and Nominating Committee should include the candidate’s name and qualifications for membership on the Board of Directors and should be addressed to the attention of our Corporate Secretary — re: stockholder director recommendation.

Director Qualifications.  The Governance, Compensation and Nominating Committee does not have any specific, minimum qualifications that must be met by a Governance, Compensation and Nominating Committee-recommended nominee, but uses a variety of criteria to evaluate the qualifications and skills necessary for members of our Board of Directors. Under these criteria, members of the Board of Directors should have the highest professional and personal ethics and values. A director should have broad experience at the policy-making level in business, government, education, technology or public interest. A director should be committed to enhancing stockholder value and should have sufficient time to carry out their duties, and to provide insight and practical wisdom based on their past experience. A director’s service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform their director duties responsibly. Each director must represent the interests of AE Biofuels stockholders.

In addition to the foregoing, effective following the 2009 Annual Meeting of Stockholders, prior to any meeting of stockholders at which directors will be elected, as a condition to re-nomination, incumbent directors will be required to submit a resignation of their directorships in writing to the Chairman of the Governance, Compensation and Nominating Committee of the Board. The resignation will become effective only if the director fails to receive a sufficient number of votes for re-election at the meeting of stockholders, as described in the Company’s bylaws as recently amended and the Board accepts the resignation.

Identification and Evaluation of Nominees for Directors.  The Governance, Compensation and Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director. The Governance, Compensation and Nominating Committee regularly assesses the appropriate size of the Board of Directors, and whether any vacancies on the Board of Directors are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Governance, Compensation and Nominating Committee considers various potential candidates for director. Candidates may come to the attention of the Governance, Compensation and Nominating Committee through current members of the Board of Directors, professional search firms, stockholders or other persons. These candidates are evaluated at regular or special meetings of the Governance, Compensation and Nominating Committee, and may be considered at any point during the year. The Governance, Compensation and Nominating Committee considers properly submitted stockholder recommendations for candidates for the Board of Directors. In evaluating such recommendations, the Governance, Compensation and Nominating Committee uses the qualifications standards discussed above and seeks to achieve a balance of knowledge, experience and capability on the Board of Directors.

A copy of the Committee’s written charter is available in the Investor Relations section of our website at www.aebiofuels.com.

The Governance, Compensation and Nominating Committee held seven (7) meetings during fiscal year 2008, five (5) of which were regularly scheduled meetings and two (2) of which were special meetings. The Governance, Compensation and Nominating Committee also acted two (2) times by unanimous written consent. Each director who is a member of the Governance, Compensation and Nominating Committee attended at least 75% of the aggregate number of meetings of the Committee during fiscal year 2008.

Code of Ethics. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We are not currently subject to any law, rule or regulation requiring that we adopt a Code of Ethics. However, we have adopted a code of ethics that applies to our principal executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

Legal Proceedings

Mr. McAfee is a founding shareholder or principal investor in 12 publicly traded companies and approximately 20 private companies. Mr. McAfee served as the vice chairman of the Board of Directors of Verdisys, Inc., a publicly traded company, in 2003. To resolve potential litigation and to provide resolution of any issues, on July 28, 2006 Mr. McAfee and the SEC entered into a settlement agreement under which Mr. McAfee neither admitted nor denied causing any action by Verdisys, Inc. to fail to comply with Section 10(b) of the Exchange Act and Rule 10b-5 and agreed to a payment of $25,000.

Annual Meeting Attendance

We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meetings of stockholders although directors are encouraged to attend annual meetings of AE Biofuels’ stockholders.  Only Eric A. McAfee attended the 2008 Annual Meeting of Stockholders.

Communications with the Board of Directors

Although we do not have a formal policy regarding communications with the Board of Directors, stockholders may communicate with the Board of Directors by submitting an email to investor-relations@aebiofuels.com or by writing to us at AE Biofuels, Inc., Attention: Investor Relations, 20400 Stevens Creek Blvd., Cupertino, California 95014. Stockholders who would like their submission directed to a member of the Board of Directors may so specify. All communications will be reviewed by the General Counsel and Director of Investor Relations. All appropriate business-related communications as reasonably determined by the General Counsel or Director of Investor Relations will be forwarded to the Board of Directors or, if applicable, to the individual director.

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

Insider Trading Policy

Our board of directors adopted an insider trading policy on February 21, 2008 that applies to all of its directors, officers and employees including our principal executive officer, principal financial officer, and principal accounting officer that applies to all trading except the exercise of stock options for cash under our stock option plan and the purchase of shares under an employee stock purchase plan, should we adopt such a plan. The insider trading policy addresses trading on material nonpublic information, tipping, confidentiality, 10b5-1 programs, disciplinary actions, trading windows, pre-

Compensation Committee Interlocks and Insider Participation

During fiscal year 2008, no member of the Governance, Compensation and Nominating Committee was an officer or employee of the Company. In addition, no member of the Governance, Compensation and Nominating Committee or executive officer of the Company served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Governance, Compensation and Nominating Committee.

Item 11.

 Executive Compensation

Compensation Discussion and Analysis

Overview of 2008 Compensation

This section discusses the principal components of compensation paid to our named executive officers for 2008.  Throughout this report, we refer to the individuals who served as our principal executive officer and principal financial officer during 2008, as well as the other individuals included in the “Summary Compensation Table” below as the “named executive officers.”  However, when we refer to “named executive officers” in the information under the heading “2009 Compensation Philosophy and Objectives,” we mean all of the individuals included in the “Summary Compensation Table” below (other than our former Chief Financial Officer and former President) and any executive officer of AE Biofuels who we expect will be listed in the Summary Compensation Table for 2009.

Our Compensation Committee is responsible for establishing, implementing and administering our overall policies on compensation and the compensation to be provided to our executive officers.  Our Compensation Committee also has the responsibility for monitoring adherence with our compensation philosophy and ensuring that the total compensation paid to our executive officers is fair, reasonable and competitive.

Although our Compensation Committee makes all compensation decisions as to our executive officers, our Chief Executive Officer makes recommendations to our Compensation Committee regarding compensation for the other named executive officers.

Notwithstanding the foregoing, our Compensation Committee was constituted in February 2008 and except for the grant of stock options to certain named officers as discussed in the “2008 Grants of Plan-Based Awards” table below, the Committee did not make any compensation decisions with respect to our executive officers in 2008.

2008 Executive Compensation

For the year ended December 31, 2008, the principal components of compensation for our named executive officers were:

•

base salary;

•

discretionary cash bonuses; and

•

equity incentive compensation.

Base salary paid to each of the named executive officers was specified in their executive employment agreements.  Information about the executive employment agreements can be found under the heading “Executive Employment Agreements” below.  In addition, the executive employment agreements with the named executive officers provide for discretionary cash bonuses; however, none were granted for fiscal 2008.

In addition to base salary, certain of our named executive officers were granted stock options during 2008.  All stock options provided for vesting of the shares underlying the options as a retention tool.  Certain of our named executive officers also vested as to a portion of their restricted stock grants made in 2006.  We did not have any program, plan or obligation that required us to grant equity incentive compensation on specified dates.  Information about outstanding equity incentive compensation awards held by our named executive officers and directors is contained in the “Outstanding Equity Awards at Fiscal Year-End” and “Director Compensation” tables below.

The executive employment agreements with each of the named executive officers provide for acceleration of vesting underlying stock options and other payments upon a change in control of AE Biofuels.  Information regarding vesting acceleration and other applicable payments under these agreements is provided under the heading “Calculation of Potential Payments upon Termination or Change in Control” below.

2009 Compensation Philosophy and Objectives

To date, our Compensation Committee has not adopted a compensation program, philosophy or objective for our named executive officers for 2009.  We expect that the principal components of compensation for our named executive officers in 2009 will be:

•

base salary;

•

discretionary cash bonuses; and

•

equity incentive compensation.

Base Salary

Base salary will be paid to each of the named executive officers as specified in their executive employment agreements.  Information about the executive employment agreements can be found under the heading “Executive Employment Agreements” below.

Discretionary Cash Bonuses

The Compensation Committee expects to use discretionary cash bonuses to focus our management on achieving key company financial objectives, to motivate certain desired individual behaviors and goals and/or to reward substantial achievement of these company financial objectives and individual behaviors and goals.  The Compensation Committee expects to adopt discretionary bonus performance goals or targets with respect to our executive officers in the future, although the Compensation Committee has not yet adopted any performance goals or targets for the 2009 fiscal year.

Equity Incentive Compensation

Our Amended and Restated 2007 Stock Plan authorizes the issuance of up to 4,882,410 shares of our common stock pursuant to options, restricted stock, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards to our officers, directors or key employees or to consultants that do business with us.  Our Compensation Committee has the authority to administer our Amended and Restated 2007 Stock Plan with respect to grants to executive officers and directors, and also has authority to make equity awards under our Amended and Restated 2007 Stock Plan to all other eligible individuals.  However, our Board may retain, reassume or exercise from time to time the power to administer our Amended and Restated 2007 Stock Plan.  Equity awards made to members of the Compensation Committee must be authorized and approved by a disinterested majority of our Board.

We plan to use equity incentive compensation to encourage participants to focus on the long-term performance of AE Biofuels and to provide an opportunity for the named executive officers to increase their ownership stake in AE Biofuels through grants of our common stock that vest over time.  The Compensation Committee also plans to continue to use equity compensation to attract qualified executive officers and to maintain competitive levels of total compensation, however, the Compensation Committee has not yet adopted any plan or program with respect to the issuance of equity incentive compensation to our executive officers.

The Board of Directors has adopted policies and procedures for the granting of equity awards which provides that equity awards shall be made during “permitted-trading periods” established in advance by the Company.  In addition, the policy provides that the exercise price of stock options granted to our directors and executive officers be equal to the last sales price of the Company’s common stock on the date of grant.

During 2008 the Board of Directors granted stock options to certain executive officers.  Information about equity incentive compensation grants awarded to our named executive officers and directors in 2008 is contained in the “2008 Grants of Plan-Based Awards” and “Director Compensation” tables below.

Accounting and Tax Treatment

We account for equity compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record an expense over the service period of the award.  Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.  Unless and until we achieve sustained profitability, the availability to us of a tax deduction for compensation expenses will not be material to our financial position.  We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them.

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals.  We currently intend that all cash compensation paid will be tax deductible by us.  However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option, gain recognized by the optionee will not be deductible if there is a disqualifying disposition by the optionee.  In addition, if we grant awards of restricted stock or restricted stock units that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Respectfully submitted,

Compensation Committee

Michael Peterson
Harold Sorgenti

EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and (ii) the Company’s other three most highly compensated executive officers serving at the end of the last completed fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards(1) ($)	Total Compensation ($)
Eric A. McAfee, Chief Executive Officer	2008	120,000	––		––	120,000
	2007	120,000	––		––	120,000
	2006	––	––		––	––

William J. Maender, Chief Financial Officer and Secretary(2)	2008	180,000	––		14,332	194,332
	2007	180,000	––		1,393	181,393
	2006	172,500	100,000	(3)	––	272,500

Andrew B. Foster, Executive Vice President	2008	180,000			271,475	451,475
	2007	180,000	50,000		320,989	550,989
	2006	150,000	50,000		––	200,000

Sanjeev Gupta	2008	180,000	––		22,305	202,305
	2007	58,038	––		9,556	67,594
	2006	––	––		––	––

Scott A. Janssen, Executive Vice President and Chief Financial Officer(4)	2008	141,197	––		95,616	236,813
	2007	––	––		––	––
	2006	––	––		––	––

Surendra Ajjarapu, President (5)	2008	211,265	––		95,616	306,881
	2007	190,000	––		515,678	705,678
	2006	172,500	80,000		––	252,500

Parkash Ahuja, Chief Operating Officer (6)	2008	148,679	––		152,986	301,665
	2007	––	––		––	––
	2006	––	––		––	––

———————

(1)

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes for fiscal year 2008 for stock option awards granted to each of the named executive officers in fiscal year 2008 as well as prior fiscal years, in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock option awards were forfeited by any of the named executive officers in fiscal year 2008. For additional information, see Note 11 of our financial statements in the Form 10-K for the year ended December 31, 2008, as filed with the SEC. For information on the valuation assumptions for grants made prior to fiscal year 2008, see the notes in our financial statements in the Form 10-K for the respective year.

(2)

Mr. Maender resigned effective January 12, 2009.

(3)

Includes a signing bonus of $50,000.

(4)

Mr. Janssen was appointed Executive Vice President and Chief Financial Officer effective January 12, 2009.

(5)

Mr. Ajjarapu resigned effective October 16, 2008, and 90 days later all stock options expired.

(6)

Mr. Ahuja’s position was eliminated November 11, 2008, and 90 days later all stock options expired.

2008 Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the named executive officers during fiscal year 2008. The only plan-based awards granted to the named executive officers during fiscal year 2008 were option awards which are also reported in the “Outstanding Equity Awards at 2008 Fiscal Year-End” table below.

Name	Grant Date	All Other Option Awards: No. of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards(1)
Sanjeev Gupta	6/17/08	40,000	3.70	71,340
Scott A. Janssen	6/17/08	200,000	3.70	356,702
Surendra Ajjarapu	6/17/08	300,000	3.70	535,054
Parkash Ahuja	6/17/08	480,000	3.70	845,047

———————

(1)

These amounts reflect the fair value as of the grant date of such award determined pursuant to FAS 123R by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions underlying the grant date fair value of these awards, see Note 11 of our financial statements in the Form 10-K for the year ended December 31, 2008, as filed with the SEC.

Outstanding Equity Awards at 2008 Fiscal Year End

The following table shows all outstanding equity awards held by the named executive officers at the end of fiscal year 2008.

		Option Awards					Stock Awards
Name	Award Date	No. of Securities underlying unexercised options (#) exercisable	No. of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: # of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Andrew B. Foster	7/17/07	225,000 (2)			3.00	7/16/17
	11/26/07	37,500 (3)			3.00	11/26/12
	1/12/06						50,000 (4)	19,000

Sanjeev Gupta	11/26/07	25,000 (2)			3.00	11/26/12
	6/17/08	6,666 (2)			3.70	6/16/13
	9/1/07						62,500 (5)

Scott Janssen	6/17/08	50,000 (6)			3.70	6/16/13

William J. Maender	11/26/07	30,000 (2)			3.00	11/26/12
	1/26/06						200,000 (7)	95,000

Suren Ajjarapu	7/17/07	300,000 (8)			3.00
	11/26/07	90,000 (3)			3.00
	6/16/08	300,000 (3)			3.70

Parkash Ahuja	6/16/08	480,000 (3)			3.70

———————

(1)

The market value of the unvested shares was determined by multiplying the closing market price of AE Biofuel’s stock at December 31, 2008, the end of its last completed fiscal year ($0.38), by the number of shares of stock.

(2)

 Fifty percent (50%) of the shares subject to the option were exercisable on the date of grant and twenty-five percent (25%) of the shares subject to the option vest on the anniversary of the date of grant.

(3)

One-twelfth (1/12) of the shares subject to the option vest every three months from the date of grant.

(4)

On January 12, 2006, Mr. Foster entered into a Restricted Stock Purchase Agreement with the Company pursuant to which the Company sold to Mr. Foster 200,000 shares of the Company's common stock, at a nominal price per share, with 50,000 shares immediately vested and the remaining shares vesting at the rate of 50,000 shares per year.

(5)

On September 1, 2007, Mr. Gupta entered into an Agreement and Plan of Merger with the Company pursuant to which 200,000 shares were exchanged for the acquisition of Biofuels Marketing.  Of the shares issued, 50% are contingent upon the continued employment of Sanjeev Gupta through August 2009.

(6)

One-eighth (1/8) of the shares subject to the option vest every three months from the date of grant.

(7)

On January 12, 2006, Mr. Maender entered into a Restricted Purchase Agreement with the Company pursuant to which the Company sold to Mr. Maender 800,000 shares of the Company's common stock, at a nominal price per share, with 200,000 shares immediately vested and the remaining shares vesting at the rate of 200,000 shares per year.

(8)

One-hundred percent (100%) of the shares subject to the option vested upon issue.

Option Exercises and Stock Vested in Fiscal Year 2008

The following table shows all option exercises and stock vested by the named executive officers during  fiscal year 2008.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Vesting ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William J. Maender			200,000	1,800,000
Andrew B. Foster			50,000	450,000

———————

(1)

The market value of the vested shares was determined by multiplying the closing market price of AE Biofuel’s stock at January 12, 2008, the vesting date of the stock ($9.00), by the number of shares of stock.

2008 Potential Payments upon Termination or Change in Control

The following table quantifies the estimated payments and benefits that would be provided, or was provided, to each named executive officer upon termination in the regular course of business or termination in connection with a change-of-control of the Company.

Name	Category of Benefit	Termination Without Cause Not in Connection with a Change in Control	Involuntary Termination in Connection with or after a Change in Control(1)
Eric A. McAfee	Salary	60,000	60,000
	Bonus	––	––
	COBRA	––	––
	Equity Acceleration	––	––

Andrew B. Foster	Salary	45,000	45,000
	Bonus	––	––
	COBRA	3,986	3,986
	Equity Acceleration	––	––

William J. Maender	Salary	90,000	90,000
	Bonus	––	––
	COBRA	5,415	5,415
	Equity Acceleration	––	––

Sanjeev Gupta	Salary	45,000	45,000
	Bonus	––	––
	COBRA	3,019	3,019
	Equity Acceleration	––	––

Scott A. Janssen	Salary	45,000	45,000
	Bonus	––	––
	COBRA	3,752	3,752
	Equity Acceleration	––	––

———————

(1)

The total value of payments and benefits does not trigger excise taxation. As a result, the calculation set forth in the excise tax provision of the Retention Agreements was not applied. The Section 280G (of the Internal Revenue Code of 1986, as amended) value of severance payments and benefits for each Named Executive Officer was calculated assuming (1) a December 31, 2008 change of control and termination of employment, (2) a 0.11% risk free rate, (3) 58.41% stock option volatility, (4) three-month remaining life on stock options, and (5)  all payments made during the 2008 fiscal year were made in the ordinary course of business.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We are party to the following agreements with our named executive officers.

Eric A. McAfee

On January 29, 2006, we entered into an Executive Chairman Agreement, pursuant to which we pay Mr. McAfee $10,000 per month and reimburse Mr. McAfee for business-related expenses incurred with respect to the Company. This agreement is for a term of three years expiring January 29, 2009, however, either party may terminate the agreement at any time upon written notice to the other party; provided, however, that if we terminate the agreement we agree to pay Mr. McAfee an amount equal to the amount Mr. McAfee would have earned had he continued to be paid for an additional 6 months after termination. In addition, we agreed to indemnify Mr. McAfee for any damages arising out of Mr. McAfee’s services under this agreement.

William J. Maender

On January 12, 2006, we entered into a three year Executive Employment Contract with William J. Maender to serve as American Ethanol's Chief Financial Officer. Under Mr. Maender's employment contract, Mr. Maender receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000. Mr. Maender also entered into a Restricted Purchase Agreement with the Company pursuant to which the Company sold to Mr. Maender 800,000 shares of American Ethanol's common stock, at a nominal price per share, with 200,000 shares immediately vested and the remaining shares subject to the Company's right of repurchase decreasing at the rate of 200,000 shares per year. On November 26, 2007, Mr. Maender was granted an option for 90,000 shares of the Company's common stock at an exercise price of $3.00 per share. One-twelfth (1/12th) of the shares subject to the option vest every three months from the date of grant.

If, prior to a Change in Control (as defined in the agreement), Mr. Maender is terminated other than for Cause or as a result of his death or total disability or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. Maender is entitled to severance benefits of (i) cash payments equal to his monthly base salary for a period of six months, (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of six (6) months or until such time as Mr. Maender is covered under another employer's group policy for such benefits; and (iii) full vesting acceleration for all of his unvested restricted stock. If, following a Change of Control, Mr. Maender is terminated other than for Cause or as a result of his death or total disability or is Constructively Terminated, then provided he signs a release of claims, all of his then unvested restricted stock shall be immediately vested. Mr. Maender’s contract was not extended and on January 15, 2009, Mr. Maender was no longer an employee or executive of the Company.

Andrew B. Foster

In May 2007, the Company entered into a three year Executive Employment Contract with Mr. Foster to serve as the Company’s Executive Vice President and Chief Operating Officer. Under Mr. Foster’s employment contract, Mr. Foster receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000. On July 17, 2007, Mr. Foster was granted an option for 300,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Fifty percent (50%) of the shares subject to the option vested on the date of grant and the 25% of the shares subject to the option vest on each anniversary of the date of grant. On November 26, 2007, Mr. Foster was granted an option for 90,000 shares of the Company’s common stock at an exercise price of $3.00 per share. One-twelfth (1/12th) of the shares subject to the option vest every three months from the date of grant.

If, prior to a Change in Control (as defined in the agreement), Mr. Foster is terminated other than for Cause or as a result of his death or total disability or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. Foster is entitled to severance benefits of (i) cash payments equal to his monthly base salary for a period of three months, and (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of three (3) months or until such time as Mr. Foster is covered under another employer’s group policy for such benefits. If, following a Change of Control, Mr. Foster is terminated other than for Cause or as a result of his death or total disability or is Constructively Terminated, then provided he signs a release of claims, in addition to the severance benefits provided above, all of his then unvested restricted stock or stock options shall be immediately vested.

Scott A. Janssen

On June 17, 2008, the Company entered into a two year Executive Employment Contract with Mr. Janssen to serve as the Company’s Executive Vice President. Under Mr. Janssen’s employment contract, Mr. Janssen receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000. On June 17, 2008, Mr. Janssen was granted an option for 200,000 shares of the Company’s common stock at an exercise price of $3.70 per share. Twenty-five thousand (25,000) of the shares subject to the option become exercisable on the last day of each calendar quarter beginning September 30, 2008.

If, prior to a Change in Control (as defined in the agreement), Mr. Janssen is terminated other than for Cause or as a result of his death or total disability or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. Janssen is entitled to severance benefits of (i) cash payments equal to his monthly base salary for a period of three months, and (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of three (3) months or until such time as Mr. Janssen is covered under another employer’s group policy for such benefits. If, following a Change of Control, Mr. Janssen is terminated other than for Cause or as a result of his death or total disability or is Constructively Terminated, then provided he signs a release of claims, in addition to the severance benefits provided above, all of his then unvested restricted stock or stock options shall be immediately vested.

Sanjeev Gupta

In September 2007, the Company entered into a three year Executive Employment Contract with Mr. Gupta to serve as the Company’s Executive Vice President and Chief Operating Officer. Under Mr. Gupta’s employment contract, Mr. Gupta receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000. On July 17, 2007, Mr. Gupta was granted an option for 200,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Fifty percent (50%) of the shares subject to the option vested on the date of grant and the 25% of the shares subject to the option vest on each anniversary of the date of grant. On November 26, 2007, Mr. Gupta was granted an option for 90,000 shares of the Company’s common stock at an exercise price of $3.00 per share. One-twelfth (1/12th) of the shares subject to the option vest every three months from the date of grant.

If, prior to a Change in Control (as defined in the agreement), Mr. Gupta is terminated other than for Cause or as a result of his death or total disability or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. Gupta is entitled to severance benefits of (i) cash payments equal to his monthly base salary for a period of three months, and (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of three (3) months or until such time as Mr. Gupta is covered under another employer’s group policy for such benefits. If, following a Change of Control, Mr. Gupta is terminated other than for Cause or as a result of his death or total disability or is Constructively Terminated, then provided he signs a release of claims, in addition to the severance benefits provided above, all of his then unvested restricted stock or stock options shall be immediately vested.

Director Compensation

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a director of AE Biofuels, Inc. for some portion or all of 2008. Other than as set forth in the table and described more fully below, AE Biofuels, Inc. did not pay any fees, made any equity or non-equity awards, or paid any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation below.

Name	Fees Earned or Paid in Cash ($)*	Option Awards(1) ($)	Total ($)
Laird Cagan(2)	—	—	––
Michael Peterson (3)	115,750	—	115,750
LtGen Michael DeLong (4)	82,750	—	82,750
Harold Sorgenti (5)	86,500	—	86,500
John R. Block(6)	14,063	431	14,494

———————

(1)

The amounts in this column represent the amount recognized for financial statement reporting purposes under Statement 123R. The assumptions made when calculating the amounts in this table are found in Note 11 to AE Biofuels’ consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(2)

Mr. Cagan resigned from the Board effective October 16, 2008.

(3)

On November 26, 2007, the Company granted Mr. Peterson an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share in consideration for his services on the Company’s Board of Directors. The option vests quarterly over two years subject to Mr. Peterson’s continuing service on the Company’s Board of Directors. All awards remained outstanding at December 31, 2008.

(4)

LtGen DeLong was appointed to the Company’s Board of Directors on October 1, 2007. In consideration for his services on the Company’s Board of Directors, on October 1, 2007, the Company granted LtGen DeLong an option to purchase 40,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The option vests quarterly over two years subject to LtGen DeLong’s continuing service on the Company’s Board of Directors. On November 26, 2007, LtGen DeLong was awarded an additional option to purchase 60,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The option vests quarterly over two years subject to LtGen DeLong’s continuing service on the Company’s Board of Directors. All awards remained outstanding at December 31, 2008. Mr. DeLong resigned from the Board of Directors and Board Committees effective April 2, 2009.

(5)

Harold Sorgenti was appointed to the Company’s Board of Directors on November 26, 2007. In consideration for his services on the Company’s Board of Directors, on November 26, 2007, the Company granted Mr. Sorgenti an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The option vests quarterly over two years subject to Mr. Sorgenti’s continuing service on the Company’s Board of Directors. All awards remained outstanding at December 31, 2008.

(6)

John Block was appointed to the Company’s Board of Directors effective October 16, 2008. In consideration for his services on the Company’s Board of Directors, on October 16, 2008, the Company granted Mr. Block an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.94 per share, the closing price of one share of the Company’s Common Stock on the date of grant. The option vests quarterly over two years subject to Mr. Block’s continuing service on the Company’s Board of Directors. All awards remained outstanding at December 31, 2008.

In 2007, the Board of Directors of the Company adopted a director compensation policy pursuant to which each non-employee director is paid an annual cash retainer of $75,000 and a cash payment of $250 per Board or committee meeting attended telephonically and a cash payment of $500 per Board or committee meeting attended in person. In addition, each non-employee director is initially granted an option exercisable for 100,000 shares of the Company’s common stock, which vests quarterly over two years subject to continuing services to the Company.  In addition, an annual cash retainer of $10,000 is paid to the chairman of the Governance, Compensation and Nominating Committee and an annual cash retainer of $20,000 is paid to the chairman of the Audit Committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 31, 2009, regarding the beneficial ownership of each class of our voting stock, including (a) each stockholder who is known by the Company to own beneficially in excess of 5% of each class of our voting stock; (b) each director; (c) the Company’s named executive officers; and (d) the Company’s named executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 85,643,709 shares of common stock outstanding as of March 31, 2009. The percentage of beneficial ownership of Series B preferred stock is based upon 3,451,892 shares of Series B preferred stock outstanding as of March 31, 2009. Unless otherwise identified, the address of the directors and officers of the Company is 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA 95014.

	Common Stock		Series B Preferred Stock
Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class	Amount and Nature of Beneficial Ownership	Percentage of Class
Officers & Directors
Eric A. McAfee (1)	13,000,000	15.18%
John R. Block (2	25,000	*
Michael L. Peterson (3)	673,733	*
Lt Gen Michael DeLong (4)	62,500	*
Harold Sorgenti (5)	62,500	*
Andrew Foster (6)	470,000	*
William J. Maender (7)	830,000	*
Sanjeev Gupta (8)	240,000	*
Scott A. Janssen (9)	75,000	*
All officers and directors as a group (9 Persons)	15,438,733	17.95%

5% or more Holders

Laird Cagan (10)	14,252,852	16.64%
20400 Stevens Creek Blvd., Suite 700
Cupertino, CA 95014

Liviakis Financial Communications, Inc.	4,400,000	5.14%
655 Old Redwood Hwy, #395
Mill Valley, CA 94941

Surendra Ajjarapu	6,900,000	8.06%
8604 Button Bush Court
Tampa, FL 33647

Telecom Investment Holding Limited	8,100,000	9.46%
SVL Ethanol Energy, Inc. 263 McLaws Circle, Suite 103
Williamsburg, VA 23185

Michael C Brown Trust dated June 30, 2000			599,999	17.38%
34 Meadowview Drive
Northfield, IL 60093

Mahesh Pawani			400,000	11.59%
Villa No. 6, Street 29, Community 317, Al Mankhool,
Dubai, United Arab Emirates

Frederick WB Vogel			408,332	11.83%
1660 N. La Salle Drive, Apt 2411
Chicago, IL 60614

Fred Mancheski			300,000	8.69%
1060 Vegas Valley Dr
Las Vegas, NV 89109

David J Lies			200,000	5.79%
1210 Sheridan Road
Wilmette, IL 60091

———————

*Less than 1%

(1)

Includes (i) 12,200,000 shares held by McAfee Capital, LLC, a company owned by Mr. McAfee and his wife; and (ii) 800,000 shares owned byP2 Capital, LLC, a company owned by Mr. McAfee's wife and children.

(2)

Includes 25,000 shares issuable pursuant to options exercisable within 60 days of March 8, 2009.

(3)

Address: 17 Canary Court, Danville, California 94526.  Includes 583,818 shares held by the Michael L Peterson and Shelly P. Peterson Family Trust dtd 8/16/00, and 62,500 shares issuable to Mr. Peterson pursuant to options exercisable within 60 days of March 8, 2009.

(4)

Includes 62,500 shares issuable pursuant to options exercisable within 60 days of March 8, 2009.

(5)

Includes 62,500 shares issuable pursuant to options exercisable within 60 days of March 8, 2009.

(6)

Includes (i) 200,000 shares held by the Andrew B. Foster and Catherine H. Foster Trust; and (ii) 270,000 shares issuable pursuant to options exercisable within 60 days of March 8, 2009.

(7)

Address: 12938 Topping Estates South Drive, Town and Country, MO 63131. Includes 30,000 shares issuable pursuant to options exercisable within 60 days of March 8, 2009, and 800,000 shares held by The William J Maender Revocable Trust dtd 8/24/98 .  Mr. Meander stepped down as the Company’s Chief Financial Officer effective 1/12/09.

(8)

Includes 40,000 shares issuable pursuant to options exercisable within 60 days of March 8, 2009.

(9)

 Includes 75,000 shares issuable pursuant to options exercisable within 60 days of March 8, 2009.

(10)

 Includes (i) 12,907,000 shares held by Cagan Capital, LLC, a company owned by Mr. Cagan; and (ii) 400,000 shares owned by the KRC Trust and 400,000 owned by the KQC Trust, trusts for Mr. Cagan's daughters for which Mr. Cagan is trustee.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except for the compensation agreements and other arrangements that are described under “Employment Contracts and Termination of Employment and Change-in-Control Arrangements”, and except as set forth below, there was not during fiscal year 2008 nor is there currently proposed, any transaction or series of similar transactions to which AE Biofuels was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, five percent stockholder or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Governance, Compensation and Nominating Committee is responsible for reviewing and approving in advance any proposed related person transactions. The Governance, Compensation and Nominating Committee is also responsible for reviewing the Company’s policies with respect to related person transactions and overseeing compliance with such policies. Those transactions described below entered into prior to the appointment of the Governance, Compensation and Nominating Committee were approved by the entire Board of Directors.

Eric A. McAfee, the Chief Executive Officer and Chairman of the Board of the Company, and the Company are parties to an Executive Chairman Agreement, pursuant to which we pay Mr. McAfee $10,000 per month and reimburse Mr. McAfee for business-related expenses incurred with respect to the Company. This agreement is for a term of three years expiring January 29, 2009, however, either party may terminate the agreement at any time upon written notice to the other party; provided, however, that if we terminate the agreement we agree to pay Mr. McAfee an amount equal to the amount Mr. McAfee would have earned had he continued to be paid for an additional 6 months after termination. In addition, we agreed to indemnify Mr. McAfee for any damages arising out of Mr. McAfee’s services under this agreement. For the fiscal year ended December 31, 2008, we paid Mr. McAfee $120,000 under this agreement.

Eric A. McAfee and Laid Cagan are the Managing Directors of Cagan McAfee Capital Partners (“CMCP”). Mr. Cagan is also a registered representative of Chadbourn Securities, Inc., which acted as placement agent in connection with the Series A Preferred and Series B Preferred offerings of American Ethanol, Inc. We paid Chadbourn Securities Inc. a total of $1,701,092 and issued Warrants exercisable for 800,000 shares of Common Stock and 386,875 shares of Series B Preferred Stock in connection with our Series A and Series B Preferred Stock offerings. On January 30, 2006, we entered into an Advisory Services Agreement with CMCP pursuant to which CMCP provides the Company with certain administrative financial modeling, merger and acquisition, executive travel coordination and board of directors support services. We pay CMCP an advisory fee equal to $7,500 per payroll period plus CMCP’s actual and reasonable expenses for travel, printing, legal or other services. The term of the agreement is three years. For the fiscal year ended December 31, 2008, we paid CMCP $321,547 under this agreement.

We entered into a consulting agreement with Liviakis Financial Communications, LLC to provide investor relations services to us in consideration for the issuance of 4.4 million shares of our common stock plus reimbursement of expenses.

We have entered into an agreement with CM Consulting, LLC, pursuant to which we prepaid $360,000 to CM Consulting, representing a prepayment for 20 hours per month of expense reimbursement at the rate of $750 per hour for the use of

CM Consulting’s $3.2 million 2005 Pilatus PC-12 plane. The market rate for the charter of a 2005 Pilatus PC-12 is approximately $1,200 per hour, with two hour daily minimums, pilot salary, overnight charges and other costs and restrictions that are not included in the CM Consulting agreement. McAfee Capital, LLC, which is owned by Eric A. McAfee and his wife, is a 50% owner of CM Consulting, LLC. This agreement expired February 2008.

On November 16, 2006, we entered into a short-term loan agreement with Laird Cagan, a former member of its Board of Directors, pursuant to which we borrowed $1.25 million at 10% interest per annum for a period of six months or until funds raised through a private placement were sufficient to pay the loan amount. As of December 31, 2007 all amounts have been paid in full.

Between February 8, 2008 and March 31, 2008, we borrowed $2.3 million from Laird Cagan, a former member of our Board of Directors. The loan bears interest at a 10% interest per annum due and payable on January 31, 2011 to finance our demonstration plant in Butte, Montana. The Governance, Compensation and Nominating Committee approved this credit facility.

Committees of the Board of Directors

The Board of Directors has the following standing committees: (1) Audit and (2) Governance, Compensation and Nominating. The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.aebiofuels.com in the Investor Relations section of our website. All members of the committees appointed by the Board of Directors are non-employee directors and are independent directors within the meaning set forth in the NASDAQ rules, as currently in effect.

The following chart details the current membership of each committee.

Name of Director	Audit	Governance, Compensation and Nominating
Michael Peterson	C	M
Harold Sorgenti	M	M
Michael DeLong (1)	M	C
M = Member
C = Chair

———————

(1)

Mr. DeLong stepped down from the Board on April 2, 2009.

Item 14.

 Principal Accountant Fees and Services

Auditor Fees and Services in Our 2008 and 2007 Fiscal Years

Our registered independent public accounting firm is BDO Seidman, LLP. The fees billed by BDO Seidman, LLP in 2008 and 2007 were as follows:

	2008	2007
Audit Fees	$344,380	$270,500
Audit-Related Fees	––	––
Total Audit and Audit-Related Fees	344,380	270,500
Tax Fees	47,085	60,030
All Other Fees	––	––

Total for independent public audit firms	$391,465	$330,530

Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements, and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO Seidman, LLP in connection with statutory and regulatory filings or engagements.

Tax Fees include tax compliance, tax advice and tax planning services. These services related to the preparation of various state and federal tax returns and review of Section 409A compliance.

Audit Committee's Pre-Approval Policies and Procedures

Consistent with policies of the SEC regarding auditor independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the registered independent public accounting firm (the “Firm”). The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the Firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the Firm, the Audit Committee considers whether such services are consistent with the Firm’s independence, whether the Firm is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company's ability to manage or control risk or improve audit quality.

In fiscal year 2008, all fees identified above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were billed by BDO Seidman, LLP were approved by the Audit Committee in accordance with SEC requirements. In fiscal 2007, all fees identified above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were billed by BDO Seidman, LLP were approved by the entire Board of Directors, which performed the function of the Audit Committee.

Item 15.

Exhibits and Financial Statement Schedules.

Index to Exhibits

Exhibit	Description
2.1

Amended and Restated Agreement and Plan of Merger By and Among Marwich II, Ltd., a Colorado corporation, Marwich II Ltd., a Nevada corporation, AE Biofuels, Inc., a Nevada corporation and American Ethanol, Inc., a Nevada corporation dated as of July 19, 2007 (1)

2.2	Agreement and Plan of Merger by and between Marwich II, Ltd., a Colorado corporation, and Marwich II, Ltd., a Nevada corporation dated July 19, 2007 (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (3)
3.3	Certificate of Designation of Series B Preferred Stock (3)
3.4	Certificate of Amendment to Articles of Incorporation (2)
4.1	Specimen Common Stock Certificate (3)
4.2	Specimen Series B Preferred Stock Certificate (3)
4.3	Form of Common Stock Warrant (3)
4.4	Form of Series B Preferred Stock Warrant (3)
10.1	Amended and Restated 2007 Stock Plan (4)
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement (4)
10.3	Amended and Restated Registration Rights Agreement, dated February 28, 2007 (3)
10.4	Executive Chairman Agreement, dated January 30, 2006 with Eric A. McAfee (3)
10.7	Executive Employment Agreement, dated May 22, 2007 with Andrew Foster (3)
10.8	Sublease, dated August 20, 2007, by and between Navio Systems, Inc. and American Ethanol, Inc. (3)
10.9	First Addendum to Sublease, dated September 6, 2007 by and between Navio Systems, Inc. and American Ethanol, Inc. (3)
10.10	Executive Employment Agreement, dated June 17, 2008 with Scott A. Janssen
10.11	Executive Employment Agreement, dated September 1, 2007 with Sanjeev Gupta
10.12	Agreement of Loan for Overall Limit(5)
10.13	Deed of Guarantee for Overall Limit(5)
10.14	$5 million Note and Warrant Purchase Agreement dated May 16, 2008 among Third Eye Capital Corporation, as Agent; the Purchasers; and AE Biofuels, Inc., including the form of Note(6)
10.15	Agreement with TIC – The Industrial Company (2)
14	Code of Ethics
21.1	Subsidiaries of the Registrant
24	Power of Attorney (see signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
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

———————

1.

Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2007.

2.

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2008.

3.

Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2007.

4.

Filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2008.

5.

Filed as an exhibit to the Company’s quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2008.

6.

Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2008.

AE BIOFUELS, INC.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AE Biofuels, Inc.

Cupertino, CA

We have audited the accompanying consolidated balance sheets of AE Biofuels, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AE Biofuels, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AE Biofuels, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 15, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting due to the existence of a material weakness.

/s/ BDO Seidman, LLP

San Jose, California

May 15, 2009

AE BIOFUELS, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$377,905	$720,402
Time deposits	—	2,635,892
Accounts receivable	—	3,447,039
Accounts receivable - related party	—	6,127,727
Inventories	1,049,583	—
Prepaid expenses	110,581	58,872
Other current assets	438,703	674,235
Total current assets	1,976,772	13,664,167

Property, plant and equipment, net	21,236,604	19,585,087
Intangible assets	33,333	233,334
Other assets	289,990	68,488
Total assets	$23,536,699	$33,551,076

Liabilities and stockholders' equity
Current liabilities:

Accounts payable	$2,829,117	$9,985,639
Income taxes payable	—	$36,750
Short term borrowings, net of discount	4,504,062	—
Registration rights liability	1,807,748	—
Mandatorily redeemable Series B preferred stock	1,750,002	—
Other current liabilities	1,616,259	—
Current portion of long term debt	816,738	—
Total current liabilities	13,323,926	10,022,389

Long term debt, net of discount	3,174,275	—
Long term debt (related party)	2,044,691	—

Commitments and contingencies (Notes 2,7,8,9,13,16, 18, 19 and 20)
Stockholders' equity:
Series B preferred stock - $.001 par value - 7,235,565 authorized; 3,451,892 and 6,487,491 shares issued and outstanding, respectively (aggregate liquidation preference of $10,355,676 and $19,462,473, respectively)	3,452	6,487
Common stock - $.001 par value 400,000,000 authorized;85,643,709 and 84,557,462 shares issued and outstanding, respectively	85,643	84,557
Additional paid-in capital	34,238,925	33,707,953
Accumulated deficit	(27,831,340)	(11,995,395)
Accumulated other comprehensive income	(1,502,873)	1,725,085
Total stockholders' equity	4,993,807	23,528,687

Total liabilities and stockholders' equity	$23,536,699	$33,551,076

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Sales	$815,655	$—	$744,450

Cost of goods sold	2,214,364	—	735,000

Gross profit	(1,398,709)	—	9,450

Research and development	1,036,948	257,761	—
Selling, general and administrative expenses	9,730,022	14,650,742	6,163,724
Loss on forward purchase commitments	532,500	—	—

Operating loss	(12,698,179)	(14,908,503)	(6,154,274)

Other income / (expense)
Interest income	50,691	171,331	—
Interest expense	(614,426)	(73,582)	—
Other income, net of expenses	148,793	188,316	—
Gain from sale of subsidiaries	—	9,061,141	—
Gain (loss) on foreign currency exchange	—	544,774	(46,820)
Share agreement cancellation payment	(900,000)		—
Registration rights payment	(1,807,748)		—
Income related to 50/50 joint venture	—	50,910	132,013

Loss before income taxes	(15,820,869)	(4,965,613)	(6,069,081)

Income taxes	(15,076)	(78,584)	—

Net loss	$(15,835,945)	$(5,044,197)	$(6,069,081)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(3,227,958)	1,531,686	193,399
Comprehensive loss, net of tax	$(19,063,903)	$(3,512,511)	$(5,875,682)

Loss per common share
Basic and diluted	$(0.19)	$(0.07)	$(0.09)
Weighted average shares outstanding
Basic and diluted	84,641,642	74,006,368	$71,261,428

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Operating activities:
Net loss	$(15,835,945)	$(5,044,197)	(6,069,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,981,524	1,274,500	363,460
Expired land options	124,536	445,124	—
Amortization and depreciation	425,033	69,775	—
Inventory provision	1,365,682
Loss (gain) on forward purchase contracts	532,500	(482,974)	46,820
Amortization of debt discount	826,562	—	—
Registration rights payment	1,807,748	—	—
Gain on sale of subsidiary	—	(854,695)	—
Loss on impairment of assets	—	5,114,236	—
Gain on dissolution of joint venture	—	(8,206,446)	—
Changes in assets and liabilities:
Accounts receivable	8,621,006	(8,933,275)	—
Inventories	(2,537,088)	—	—
Prepaid expenses	(54,996)	288,072	(348,869)
Other assets	(652,809)	416,767	—
Accounts payable	(6,480,203)	8,846,132	528,800
Other liabilities	1,230,257	(55,245)	—
Income taxes payable	(34,092)	34,963	—
Net cash used in operating activities	(8,680,285)	(7,087,263)	(5,478,870)
Investing activities:
Purchase of property, plant and equipment	(5,192,124)	(12,117,355)	(14,727,918)
Purchases of time deposits	—	(2,459,292)	—
Redemption of time deposits	2,373,326	—	—
Cash payments to settle forward contracts	(200,115)	—	—
Cash restricted by letter of credit	500,000	(500,000)	—
Purchase of Marwich II, Ltd., net of losses	—	—	(662,406)
Exchange rate contract settlements	—	—	(193,399)
Additions to other assets and intangibles	—	—	(1,073,872)
Refund of property expenditures	—	2,775,000	—
Return of cash from dissolution of joint venture	—	8,206,446	—
	—	2,000,000	—
Net cash used in investing activities	(2,518,913)	(2,095,201)	(16,657,595)
Financing activities:
Proceeds from short term borrowings (net of cash issuance costs of $500,000)	4,500,000	—	1,250,000
Payments of short term borrowings	—	(1,250,000)	—
Proceeds from long-term debt (net of cash issuance costs of $54,434)	8,374,313	—	250,000
Payments of long-term debt	(1,967,693)	(241,071)	(8,929)
Proceeds from settlement	—	200,000	—
Refund of investment	—	(90,000)	—
Proceeds from sale of preferred stock, net of offering costs	—	10,056,154	21,854,358
Net cash provided by financing activities	10,906,620	8,675,083	23,345,429
Effect of exchange rate changes on cash and cash equivalents	(49,919)	14,649	—
Net cash increase (decrease) for period	(342,497)	(492,732)	1,208,964
Cash and cash equivalents at beginning of period	720,402	1,213,134	4,170
Cash and cash equivalents at end of period	$377,905	$720,402	$1,213,134

Supplemental disclosures of cash flow information, cash paid during the year for:

Interest paid	$534,729	$73,583	$—
Income taxes, net of refunds	$51,829	$41,834	$—

Supplemental disclosures of cash flow information, non-cash transactions during the year for:
Issuance of warrants in connection with debt facility	$822,500

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

									Paid-in Capital		Accum. Other
	Membership Units		Series B Preferred Stock		Series A Preferred Stock		Common Stock		in excess	Accumulated	Comprehensive	Total
	Units	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	of Par	Deficit	Income	Dollars
Balance, December 31, 2005	53,320,000	4,170										4,170

Conversion of units to common shares	(53,320,000)	(4,170)	—	—	—	—	53,320,000	53,320	(49,150)	—	—	—
Sale and grant of founder’s shares to advisor’s and strategic partners			—	—	—	—	12,692,000	12,692	26,038	—	—	38,730

Sale of founder’s shares to executives			—	—	—	—	4,400,000	4,400	6,600	—	—	11,000
Shares issued for acquisitions			—	—	—	—	3,752,000	3,752	484,248	—	—	488,000
Shares issued to an outside director			—	—	—	—	200,000	200	25,800	—	—	26,000
Shares issued to an employee			—	—	—	—	160,000	160	20,640	—	—	20,800
Sale of Preferred Series A convertible stock net of issuance expenses			—	—	4,999,999	5,000	—	—	14,110,719	—	—	14,115,719
Loss on purchase of subsidiaries			—	—	—	—	—	—	—	(882,117)	—	(882,117)
Shares issued to a director and advisors			—	—	—	—	186,000	186	278,814	—	—	279,000
Sale of Preferred Series B convertible stock net of issuance expenses			2,828,996	2,828	—	—	—	—	7,693,401	—	—	7,696,229
Compensation expense related to options issued to employees			—	—	—	—	—	—	37,659	—	—	37,659

Purchase of shares in Marwich II, Ltd. net of acquired losses for current year			—	—	—	—	—	—	(662,406)	—	—	(662,406)
Net loss from start up operations			—	—	—	—	—	—	—	(6,069,081)	—	(6,069,081)
Accumulated other comprehensive income			—	—	—	—	—	—	—	—	193,399	193,399
			—

Balance at December 31, 2006	—	$—	2,828,996	$2,828	4,999,999	$5,000	74,710,000	$74,710	$21,972,363	$(6,951,198)	$193,399	$15,297,102

Sale of Series B preferred, net of offering costs of $1,009,331			3,688,495	3,689					10,052,465			10,056,154
Forfeited shares of former employee							(800,000)	(800)	800			—
Addition Paid in Capital from settlement									200,000			200,000
Shares issued to employee as compensation							5,000	5	14,995			15,000
Stock based employee compensation									1,259,500			1,259,500
Refund of Investment			(30,000)	(30)					(89,970)			(90,000)
Shares issued in connection with business combination							200,000	200	299,800			300,000
Foreign currency translation adjustment											1,531,686	1,531,686
Net loss										(5,044,197)		(5,044,197)
Conversion of Series A Shareholders					(4,999,999)	(5,000)	9,999,998	10,000	(5,000)			—
Merger of shares formerly Marwich II							442,464	442	3,000			3,442

Balance at December 31, 2007			6,487,491	$6,487	—	$—	84,557,462	$84,557	$33,707,953	$(11,995,395)	$1,725,085	$23,528,687

Stock based employee compensation									1,956,524			1,956,524
Series B to Common conversion			(2,461,695)	(2,461)			2,461,695	2,461				—
Warrant exercise			9,430	9			504,552	505	(514)			—
Foreign currency translation adjustment											(3,227,958)	(3,227,958)
Debt issuance discount									822,500			822,500
Repurchase of common stock							(1,880,000)	(1,880)	(498,119)			(499,999)
Reclassification of Series B preferred stock to a liability			(583,334)	(583)					(1,749,419)			(1,750,002)
Net loss										(15,835,945)		(15,835,945)

Balance at December 31, 2008			3,451,892	$3,452	—	$—	85,643,709	$85,643	$34,238,925	$(27,831,340)	$(1,502,873)	$4,993,807

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Activities and Summary of Significant Accounting Policies.

Nature of Activities. These consolidated financial statements include the accounts of AE Biofuels, Inc., a Nevada corporation, and its wholly owned subsidiaries: (i) American Ethanol, Inc. (“American”), a Nevada corporation and its subsidiaries; Sutton Ethanol, LLC (“Sutton”), a Nebraska limited liability company, Illinois Valley Ethanol, LLC (“Illinois Valley”), an Illinois limited liability company; Danville Ethanol Inc, an Illinois corporation; and Energy Enzymes LLC, a Delaware limited liability company; (ii) Biofuels Marketing, a Delaware corporation; (iii) International Biodiesel, Inc., a Nevada corporation and its subsidiary International Biofuels, Ltd, a Mauritius corporation and its subsidiary Universal Biofuels Private Ltd, an India company; and (iv) AE Biofuels Americas, a Delaware corporation collectively, (“AE Biofuels” or the “Company”).

The Company is an international biofuels company focused on the development, acquisition, construction and operation of next-generation fuel grade ethanol and biodiesel facilities, and the distribution, storage, and marketing of biofuels. The Company began selling fuel grade biodiesel from its production facility in Kakinada in November 2008 and opened and began operating a cellulosic ethanol commercial demonstration facility in Butte, Montana in August 2008.

On December 7, 2007, American Ethanol merged with and into a wholly-owned subsidiary of Marwich and (i) each issued and outstanding share of American Ethanol common stock (including common stock issued upon conversion of American Ethanol Series A preferred stock, which automatically converted into two shares of common stock for each share of Series A preferred stock immediately before the closing of the Merger) and Series B preferred stock (also convertible into common stock at the holders discretion) converted into common stock or Series B preferred stock, respectively, of Marwich, and (ii) each issued and outstanding warrant and/or option exercisable for common stock or Series B preferred stock of American Ethanol was assumed and converted into a warrant and/or option exercisable for common stock or Series B preferred stock of Marwich, respectively. Marwich then changed its name to AE Biofuels, Inc.

Development Stage Enterprise. The Company prepared its statements in accordance with the Development Stage Enterprise guidance as specified in SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS 7”) until October 1, 2008, when planned principal operations commenced.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates, assumptions and judgments made by management include the determination of impairment of long-lived assets, the valuation of equity instruments such as options and warrants, the recognition and measurement of current taxes payable and deferred tax assets or liabilities, and the accrual for the payments under the Company’s registration rights agreement with certain of its shareholders and management’s judgment about contingent liabilities. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Reclassifications. Certain prior year amounts were reclassified to conform to current year presentation. These reclassifications had no impact on previously reported net loss or accumulated deficit.

Revenue recognition. The Company recognizes revenue when products are shipped, the price is fixed or determinable and collection is reasonably assured.

Cost of Goods Sold. Cost of goods sold include those costs directly associated with the production of revenues, such as raw material purchases, factory overhead, and other direct production costs.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at various financial institutions domestically and abroad. Domestic accounts are insured by the FDIC. The Company’s accounts at these institutions may at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable. Accounts receivable consist of commodities purchased and resold either secured by letters of credit or made to large credit worthy customers. Peripheral or incidental purchases and subsequent sales of commodities are recorded as net other income.

Inventories. Inventories are stated at the lower of cost, using the first-in and first-out (FIFO) method, or market.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of land acquired for development of production facilities, and the biodiesel plant in India. The estimated useful life of this plant is 20 years. The estimated useful life for office equipment and computers is three years and the useful life of machinery and equipment is seven years. Depreciation is provided using the straight line method over the assets useful life.

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

SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets which may not be realized. As of December 31, 2008, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation on FASB Statement No. 109” (“FIN 48”) which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on its tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. With the adoption of FIN 48, the Company also began reporting tax-related interest and penalties as a component of income tax expense.

Long - Lived Assets. The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”) which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the present value of estimated future cash flows.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Loss per Share. Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase. Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive. Basic loss per share includes the vested portion of restricted stock grants. The unvested restricted stock grants are included only in the fully diluted net loss per share calculation. As the Company incurred net losses for the years ended December 31, 2008, 2007 and 2006, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the year ended December 31, 2008, 2007 and 2006:

	For the year ended December 31
	2008	2007	2006
Series A preferred stock	—	—	6,876,711
Series B preferred stock	5,876,301	5,059,201	876,632
Series B warrants	702,990	556,525	68,299
Common stock options and warrants	4,291,853	2,075,866	240,685
Unvested restricted stock	375,068	1,253,151	2,764,110
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	11,246,212	8,944,743	10,826,437

Series A preferred stock was converted to common stock on a 2:1 basis effective December 7, 2007.

Comprehensive Income. Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive income consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiaries. The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, mandatorily redeemable series B preferred stock, short and long-term debt and long term debt (related party).  Cash and cash equivalents are carried at fair value as discussed in Note 19.The Company is unable to estimate the fair value of the mandatorily redeemable Series B preferred stock due to the contingent nature of the ultimate settlement of this liability. The carrying value of the Company’s short-term debt approximates fair value due to the short-term maturity of this instrument, which  absent an amendment to the existing loan agreement, matures  in May 2009. The Company’s long-term debt carrying value approximates fair value based upon the borrowing rates currently available to the Company for bank loans in India with similar terms and maturities. The Company is also unable to estimate the fair value of the long term debt (related party) due to the unsecured nature of this loan and the lack of comparable available credit facilities. Stock-Based Compensation Expense Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004),

“Share-Based Payment” (“SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards adjusted to reflect only those shares that are expected to vest. Our implementation of SFAS 123(R) used the modified-prospective-transition method.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We made the following estimates and assumptions in determining fair value of stock options as prescribed by SFAS 123(R):

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

•

Expected Volatility — The Company’s expected volatilities are based on the historical volatility of comparable public companies’ stock for a period consistent with our expected term.

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

Recent Accounting Pronouncements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. On January 1, 2008, the Company adopted SFAS 159 and the adoption of this statement had no material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. Also in December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be re-characterized as non controlling interests, classified as a component of equity and accounted for at fair value. SFAS 141(R) and SFAS 160 are effective for the Company’s 2009 financial statements. Early adoption is prohibited. The effect the adoption of SFAS 141(R) will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R). The adoption of SFAS 160 will result in reclassification of the 49% noncontrolling interest in our Energy Enzymes, Inc. subsidiary to equity.  Under SAS 160, the 49% noncontrolling interest is expected to show a deficit balance.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact, if any, that FSP APB 14-1 will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” We are required to adopt FSP FAS 142-3 in the first quarter of 2009 and will apply it prospectively to intangible assets acquired after the effective date. We do not currently believe that adopting FSP FAS 142-3 will have a material impact on our Consolidated Financial Statements.

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

2. Ability to Continue as a Going Concern.

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses and negative cash flow since inception and currently has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on several factors, including the ability to raise a significant amount of capital for operating expenses and capital expenditures.

The Company has minimal revenues, has less than one month of cash, and has incurred losses from inception through December 31, 2008. The Company has raised approximately $31.8 million dollars to date through the sale of preferred stock. An additional $2 million of cash has been generated through the sale of its subsidiary, Wahoo Ethanol, LLC, with an additional $8 million through the dissolution of the Sutton Ethanol Joint venture. The Company will have to raise significantly more capital and secure a significant amount of debt to complete its business plan and continue as a going concern. The Company had one biodiesel production facility in operation that only began selling biodiesel into the domestic Indian in November 2008. Although the biodiesel plant provides some cash flow to the Company it will likely be insufficient to allow for the completion of our business plan.

Management believes that it will be able to raise additional capital through equity offerings and debt financings. Should the Company not be able to raise enough equity or debt financings it may be forced to sell all or a portion of its existing biodiesel facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations. The Company’s goal is to raise additional funds needed to construct and operate next generation ethanol and biodiesel facilities through public stock offerings and debt financings.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Inventory.

Inventory consists of the following:

	December 31,
	2008	2007
Raw materials	$674,069	$—
Work-in-progress	53,251	—
Finished goods	322,263	—
Total inventory	$1,049,583	$—

For the year ended December 31, 2008, the Company expensed $1,365,682 in connection with the write-down of inventory to reflect market value below cost.

4. Property, Plant and Equipment.

Property, plant and equipment consist of the following:

	December 31, 2008	December 31, 2007
Land	$3,656,676	$3,734,623
Buildings	12,445,883	—
Furniture and fixtures	73,983	52,747
Machinery and equipment	618,487	—
Construction in progress	4,648,149	15,800,752
Total gross property, plant & equipment	21,443,178	19,588,122
Less accumulated depreciation	(206,574)	(3,035)
Total net property, plant & equipment	$21,236,604	$19,585,087

For the years ended December 31, 2008, 2007 and 2006, the Company recorded $219,571, $3,035 and zero, respectively, in depreciation. The Company determined that certain construction in progress costs associated with the repurchase of assets from the Sutton Joint Venture were impaired and an amount of $5,114,236 was recognized as a loss on impairment, during 2007. Interest in the amount of $929,058 was capitalized during 2008. No interest was capitalized in 2007.

In January and February 2007 the Company canceled orders for equipment and services included in property, plant and equipment at December 31, 2006 and received a refund of previously advanced funds of $2,775,000, which was credited to such account.

Components of construction in progress include $2,594,200 related to our India biodiesel pretreatment and glycerin facility (expected to be placed in service during 2009) and $2,053,949 related to the development of our Sutton property (held for future development of a next generation cellulosic ethanol facility). Estimated costs to complete construction of the pretreatment and glycerin facility is $1,000,000, and estimated costs to complete the development of the Sutton property are estimated to be approximately $240 million. In addition, we hold land in Danville, Illinois which is being held for future development.

5. Other Assets.

Other assets consists of payments for land options for possible future ethanol plants, Web domain names purchased by the Company, purchased customer lists, prepaid expenses, deposits and contract lease prepayments.

	December 31, 2008	December 31, 2007
Current
Letter of Credit securing material purchases	$—	$500,000
Short term deposits	235,119	—
Foreign input credits	112,925	—
Land options	40,000	164,536
Other	50,659	9,699
	$438,703	$674,235
Long Term
Restricted cash	$267,600	$—
Domain names	—	46,098
Deposits	22,390	22,390
	$289,990	$68,488

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company acquired options to purchase land in various locations in Nebraska and Illinois. These options gave the Company the right to buy specific property for a set price per acre and typically ended in one to two years.

As of December 31, 2008, the Company had one option to purchase land in Illinois for $934,000. This option expires in May 2009. For the years ended December 31, 2008 and 2007, the Company expensed options that ended or were released in the amount of $124,536 and $445,125, respectively.

6. Intangible Assets.

Intangible assets consist of purchased customer lists (acquired in 2007 in connection with the acquisition of Biofuels Marketing, Inc. discussed in Note 12 below), which have been amortized over an estimated useful life of 18 months. The intangible assets have a cost basis of $300,000 and a net carrying amount of $33,334 and $233,334 at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, the Company recorded $200,000 and $66,666, respectively, in amortization.

7. Debt.

Debt consists of the following:

	December 31,
	2008	2007
Revolving line of credit (related party)	$2,044,691	—
Secured term loan, net of unamortized discount of $43,200	3,991,013	—
Less: current portion	(816,738)	—
Total long term debt	5,218,966	—
Senior secured note	4,504,062	—
Current portion of long term debt	816,738	—
Total current debt	5,320,800
Total debt	$10,539,766	$—

Scheduled debt repayments as of December 31, 2008, are:

Debt Repayments
2009	$5,771,923
2010	1,029,230
2011	2,979,230
2012	1,029,230
2013	174,599
Total	$10,984,212

Senior secured note. On May 16, 2008, Third Eye Capital ABL Opportunities Fund (“Purchaser”) purchased a 10% senior secured note in the amount of $5 million along with 5 year warrants exercisable for 250,000 shares of common stock at an exercise price of $3.00 per share. The note is secured by first-lien deeds of trust on real property located in Nebraska and Illinois, by a first priority security interest in equipment located in Montana, and a guarantee of $1 million by McAfee Capital LLC (owned by Eric McAfee and his wife). Interest on the note accrues on the unpaid principal balance and is payable on the first business day of each quarter beginning on July 1, 2008. The Company may prepay all or any portion of the outstanding principal amount of the note at any time. The note matures on May 15, 2009, and at that time the outstanding principal amount of the note together with all accrued and unpaid interest thereon will become due.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has two financial covenants, a stock market capitalization covenant and a current ratio covenant. The stock market capitalization covenant requires the Company to maintain an aggregate dollar market value of at least $100,000,000 as of the end of each month. This calculation is performed by multiplying the stock price at the end of each month by the aggregate shares outstanding. The current ratio covenant requires the company to maintain a ratio of at least 1.10:1 exclusive of the indebtedness under the note and the registration rights liability. This calculation is performed by first adjusting the current liabilities by the amount of the note and the registration rights liability, then by applying this denominator to the current assets numerator. The calculations as of December 31, 2008 are as follows:

December 31, 2008
Aggregate shares outstanding	89,095,601
Share price at December 31, 2008	$.38
Market Capitalization	$33,856,328
Covenant Requirement	$100,000,000

December 31 2008
Total Current Assets	$1,976,772

Total Current Liabilities	13,323,926
Less: Registration Rights Liability	(1,807,748)
Less: 10% Senior Secured Notes	(4,504,062)
Total Current Liabilities for Current Ratio	$7,012,116
Current Ratio	0.28
Covenant Requirement	1.10

The Company was not in compliance with the current ratio covenants for October, November and December 2008 or the stock market capitalization covenant for December under the loan agreement. On May 6, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) dated March 31, 2009. The Amendment shall be effective upon and subject to satisfaction of certain conditions. The Company acknowledges and agrees that the failure to perform the conditions will constitute an Event of Default under the Agreement and the Agent shall have the right to demand the immediate repayment in full in cash of all outstanding indebtedness owing to Agent under the Agreement. Once the Amendment becomes effective, the Amendment provides for the extension of the maturity date of the $5 Million Promissory Note (the “Note”) issued to Agent pursuant to that certain Note and Warrant Purchase Agreement dated May 16, 2008, as amended, to December 31, 2009 and it provides for a waiver of certain covenant defaults for a fee.  The Company has also agreed to provide Agent additional collateral as security for the Note and has agreed to amend the exercise price of the warrants issued to a price equal to the volume weighted average trading price of a share of Common Stock of the Company for the twenty trading days immediately preceding the date of this Amendment.

While we expect to obtain waivers for the covenant defaults, in the event we are unable to do so, the interest rate under this facility increases by 8% during the period of default and, at the option of the lender, the indebtedness may become immediately due and payable. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to obtain a waiver will have no adverse impact on our other debt obligations. Nevertheless, the failure to obtain a waiver or the acceleration of this debt obligation as a result of this breach may have an adverse impact on our ability to obtain additional borrowings. There is no assurance that the Company will be able to obtain alternative funding in the event this debt obligation is accelerated. Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.

A discount to the note was recorded based on the relative fair value of the 250,000 warrants issued with the note. For purposes of the relative fair value allocation, the warrants were valued using a Black-Scholes valuation with the following assumptions: five year term, volatility of 58.7%, no dividends and a risk free interest rate of 3.66%. The fair value of the note was estimated using a discounted cash flow analysis. The resulting relative fair value of the warrants of $822,500, combined with a discount of $500,000 related to cash issuance costs, will be amortized over one year, the term of the note.

Amortization of this discount for the year ended December 31, 2008 was $826,562.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured term loan. On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), a wholly-owned subsidiary, entered into a five year secured term loan with the State Bank of India in the amount of approximately $6 million. The term loan matures in July 2013 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada. Repayments begin June 2009 with quarterly payments in the amount of approximately $275,000. In addition, Suren Ajjarapu, a former officer and member of the Company’s board of directors, entered into a Deed of Overall Guarantee on October 16, 2008. The Company has agreed to indemnify Mr. Ajjarapu for any damages incurred by him pursuant to this Deed of Overall Guarantee. The interest rate under this facility is subject to adjustment, based on 0.25% above the Reserve Bank of India advance rate and is currently 13.25%. This loan facility contains certain annual financial covenants. If the Company does not meet the annual covenants, the Company will be charged an additional 1% per annum interest on the outstanding balance.

Revolving line of credit – related party. On November 16, 2006, the Company entered into a short-term loan agreement with a former member of the Company’s board of directors. In 2008 this short-term loan agreement was amended to convert the facility into a revolving line of credit with a credit limit of $2,500,000. In addition, the maturity date of the credit facility was extended to January 31, 2011. At December 31, 2008, a total of $2,044,690 was outstanding under this credit facility which accrues interest at 10% interest per annum. All outstanding principal and accrued interest is due and payable on January 31, 2011.

8. Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in various worldwide locations and the property housing our cellulosic demonstration facility in Butte. These leases expire at various dates through April 26, 2010. The operating lease for the cellulosic demonstration facility grants the Company the right to purchase the underlying land and building at the end of each lease year. The Company records rent expense on a straight line basis.

Future minimum operating lease payments as of December 31, 2008, are:

Rental Payments
2009	$209,975
2010	4,348
Total	$214,323

For the year ended December 31, 2008 and 2007, the Company paid rent under operating leases of $276,442 and $101,331, respectively.

9. Stockholder’s Equity.

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and 65,000,000 shares of preferred stock, $0.001 par value.

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

	Authorized	Shares Issued and Outstanding December 31,
	Shares	2008	2007
Series B preferred stock	7,235,565	3,451,892	6,487,491
Undesignated	57,764,435	—	—
	65,000,000	3,451,892	6,487,491

Our Articles of Incorporation authorize our board to issue up to 65,000,000 shares of preferred stock, $0.001 par value, in one or more classes or series within a class upon authority of the board without further stockholder approval.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant terms of the designated preferred stock are as follows:

Voting. Holders of our Series B preferred stock are entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series B preferred stock held by such holder could be converted as of the record date. Cumulative voting with respect to the election of directors is not allowed. Currently each share of Series B preferred stock is entitled to one vote per share of Series B preferred stock. In addition, without obtaining the approval of the holders of a majority of the outstanding preferred stock, the Company cannot:

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

Dividends. Holders of all of our shares of Series B preferred stock are entitled to receive non-cumulative dividends payable in preference and before any declaration or payment of any dividend on common stock as may from time to time be declared by the board of directors out of funds legally available for that purpose at the rate of 5% of the original purchase price of such shares of preferred stock. No dividends may be made with respect to our common stock until all declared dividends on the preferred stock have been paid or set aside for payment to the preferred stock holders. To date, no dividends have been declared.

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

Conversion. Holders of Series B preferred stock have the right, at their option at any time, to convert any shares into common stock. Each share of preferred stock will convert into one share of common stock, at the current conversion rate. The conversion ratio is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like. In addition, at such time as the Registration Statement covering the resale of the shares of common stock is issuable, then all outstanding Series B preferred stock shall be automatically converted into common stock at the then effective conversion rate. For the year ended December 31, 2008, holders of 2,461,695 shares of Series B preferred stock elected to convert their shares of Series B preferred stock into 2,461,695 shares of common stock.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreement liquidated damages for certain common and Series B preferred stock holders. Certain holders of shares of our common stock and holders of shares of our Series B preferred stock were entitled to have their shares of common stock (including common stock issuable upon conversion of Series B preferred stock) registered under the Securities Act within but no later than 30 days after the Reverse Merger Closing date, December 7, 2007, pursuant to the terms and subject to the conditions set forth in a Registration Rights Agreement entered into among the Company and such holders. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act.

The Company is required to make pro rata payments to each eligible stock investor as liquidated damages and not as a penalty, in the amount equal to 0.5% of the aggregate purchase price paid by such investor for the preferred stock for each thirty (30) day period or pro rata for any portion thereof following the date by which or on which such Registration Statement should have been filed or effective, as the case may be. Payments shall be in full compensation to the investors, and shall constitute the investor's exclusive remedy for such events. The amounts payable as liquidated damages shall be paid in cash or shares of common stock at the Company’s election. In lieu of registering the securities, the Company elected to issue shares of its common stock to eligible stockholders in full compensation to such stockholders.  The liquidated damages ceased accruing in December 2008 when the shares became available for trading in compliance with Rule 144. The Company elected to pay these liquidated damages through the issuance of 406,656 shares of common stock to the holders of shares of our Series B preferred stock. The accrual of the liquidated damages resulted in an expense of $1,807,746, classified in other income/expense, and a corresponding liability classified in the balance sheet as registration rights liability for the year ended December 31, 2008. The Company issued the 406,656 shares of its common stock to eligible stockholders on or about February 12, 2009.

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583,334 shares with an original purchase price of $1,750,002 out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders equity by the same amount to reflect the Company’s estimate of its obligations with respect to this matter. See Note 18 – Contingent Liabilities.

Series A Conversion

In December 2007, in connection with the Reverse Merger, American Ethanol converted all Series A preferred stock into common stock of AE Biofuels, Inc. at a two-for-one ratio.

Common Stock

On October 6, 2008, the Company and TIC cancelled their Strategic Alliance Agreement and TIC agreed to return 4,000,000 shares of the Company’s common stock for a total payment of $500,000 by the Company of which $234,419 was paid to TIC upon the parties’ entry into the agreement and $265,581 was payable on or before December 30, 2008. Upon cancellation of the agreement, TIC returned 1,880,000 shares and will return the remaining 2,120,000 shares upon the receipt of the final payment. In the event the final payment is not received on or before December 30, 2008, interest shall begin to accrue at the annual rate of 18% until paid in full. At December 31, 2008, the Company had not made the payment required under the agreement.

During 2007, the Company reacquired 800,000 shares from its former CEO (under the terms of a repurchase agreement) upon his voluntary termination.

The Company issued 200,000 shares in fiscal 2007, for the purchase of Biofuels Marketing, Inc. As discussed in Note 11 — Stock-Based Compensation, 100,000 of these shares are subject to vesting based on the continued employment of one key employee.

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity for placement warrants for 2008 and 2007 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2006	1,020,653	1.82	1,020,653	6.7
Granted	527,421	3.00	527,421
Exercised	—	—
Outstanding, December 31, 2007	1,548,074	$3.00	1,548,074	6.1
Granted	—	—
Exercised	(881,487)	3.00	(881,487)
Outstanding, December 31, 2008	666,587	3.00	666,587	3.45

The warrants are considered equity instruments. Since they were issued as a cost of the issuance of the Series A and B preferred stock, the fair value of these warrants has effectively been netted against the preferred stock sale proceeds.

One former member of the Company’s board of directors and a significant shareholder of the Company is a registered representative of the placement agent. He received a portion of the compensation paid to the placement agent and received 976,721 of the warrants issued from the Series A and B financing. During 2008, he net exercised the warrant for 881,487 shares of common stock resulting in the issuance of 504,552 shares of common stock and transferred 175,000 warrants to another individual.

Warrants

In May 2008, we issued 250,000 common stock warrants to Third Eye Capital in connection with our sale of a 10% senior secured note. These warrants are immediately exercisable at $3.00 per share.

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

11. Stock-Based Compensation

Common Stock Reserved for Issuance

AE Biofuels authorized the issuance of 4,000,000 shares under the 2007 Stock Plan for stock option awards, which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting. Shares issued upon exercise before vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option.

The following is a summary of options granted under the 2007 Stock Plan:

	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance as of December 31, 2006	—	—	—
Authorized (2007 plan inception)	4,000,000
Granted	(1,984,000)	1,984,000	$3.00
Exercised	—	—	—
Forfeited	—	—	—
Balance as of December 31, 2007	2,016,000	1,984,000	$3.00
Granted	(1,222,000)	1,222,000	$3.85
Exercised	—	—	—
Forfeited	696,500	(696,500)	—
Balance as of December 31, 2008	1,490,500	2,509,500	$3.24

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining contractual term at December 31, 2008 and 2007 is 5.09 and 9.78 years, respectively. The aggregate intrinsic value of the shares outstanding at December 31, 2008 and 2007 is $0 and $18,848,000, respectively. The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price at December 31, 2008 and 2007 of $0.38 and $12.50, respectively, over the options holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of these awards issued during the year ended December 31, 2008 and 2007 is $1.59 and $0.85, respectively.

Included in the table above are 549,000 options issued to consultants in November 2007 and June 2008. These options had an exercise price of $3.00 and $3.70, respectively, and generally vest over 3 years. At December 31, 2007 the weighted average remaining contractual term was 3.97 years. The Company recorded an expense for the years ended December 31, 2008 and 2007 in the amount of $219,669 and $296,071, respectively, which reflects periodic fair value remeasurement of outstanding consultant options under Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments that are issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”). The valuation using the Black-Scholes model is based upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in EITF 96-18.

Options outstanding that have vested or are unvested of December 31, 2008 are as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value[1]
Vested	1,511,751	$3.12	5.72	$—
Unvested	997,749	$3.44	4.54	—
Total	2,509,500	$3.24	5.09	$—

———————

(1)

None of the options were in-the-money based on the $0.38 closing price of AE Biofuels stock on December 31, 2008, as reported on the Over the Counter Bulletin Board. As a result, these options had no intrinsic value.

Non-Plan Stock Options

In 2006, the Company issued 290,000 stock options to employees outside of any stock option plan. None of the options were exercised and all have been forfeited as of December 31, 2008.

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value calculations for options granted within the period are based on the following weighted average assumptions:

	Fiscal Year Ended December 31,
	2008	2007
Risk-free interest rate	3.66%	3.01 to 5.00%
Expected volatility	57.77%	61.9%
Expected life (years)	3.96	3.31
Weighted average fair value per share of common stock	$1.77	$0.47

The Company incurred non-cash stock compensation expense of $1,956,524, $1,274,500 and $363,460 in fiscal 2008, 2007 and 2006, respectively, for options granted to our general & administrative employee and consultants. Of the non-cash stock compensation expense for the year ended December 31, 2008, $800,000 was incurred as a result of the accelerated vesting of restricted stock in connection with the termination of one of our officers, which is treated for accounting purposes as a new award and revalued at the market value of the stock on the day of termination, and $150,000 was attributable to stock granted to an officer pursuant to the acquisition of Biofuels Marketing, Inc. discussed in Note 12 – Acquisitions, Divestitures and Joint Ventures below. Therefore all stock option expense was classified as general and administrative expense.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, 2007 and 2006, there was $1,814,128, $696,048 and $60,058, respectively, of total unrecognized compensation expenses under FAS 123R, net of estimated forfeitures, related to stock options that the Company will amortize over the next four fiscal years.

In January 2006, the Company issued certain employees 4,400,000 shares of common stock at $0.0025 per share in the form of restricted stock awards in connection with employment agreements under restricted unit purchase agreements. These shares were issued as an incentive to retain key employees and officers and will vest over 3 years.

The following table summarizes the Company’s repurchase rights under these agreements:

	Number of Shares	Weighted Average Grant Date Fair Value
Repurchasable shares as of January 1, 2006	4,400,000	$0.0025
Vested	(1,550,000)	(0.0025)
Forfeited	—	—
Repurchasable shares as of December 31, 2006	2,850,000	0.0025
Vested	(950,000)	(0.0025)
Forfeited	(800,000)	(0.0025)
Repurchasable shares as of December 31, 2007	1,100,000	0.0025
Vested	(750,000)	(0.0025)
Forfeited	(100,000)	(0.0025)
Repurchasable shares as of December 31, 2008	250,000	$0.0025

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

On August 14, 2007, by mutual agreement of the parties, American Ethanol and E85 dissolved their joint venture. American Ethanol purchased E85’s 50% interest in the Sutton Joint Venture for $16 million in cash which they borrowed on a short term basis from the Joint Venture. As part of this repurchase, American Ethanol ended its design contract with Delta T and wrote off approximately $5.2 million in design work previously performed by Delta T and its contractors. This $5.2 million is included as a selling, general and administrative expense of the Company as of December 31, 2007. American Ethanol retained the remaining $8 million invested in the JV by E85. This $8 million gain has been included in the Statement of Operations as a gain from sale of subsidiary. All previous agreements between American Ethanol and E85, including the loan facilities with Siva Limited, were ended as of the date of the repurchase of the interest in Sutton.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Company Acquisition. On June 23, 2006, American Ethanol acquired approximately 88.3% of the outstanding common stock of Marwich II, Ltd. from three principal shareholders for $675,000. The purchase price, net of current year expenses ($662,406), was accounted for as a reduction of additional paid-in capital as a step in a reverse merger transaction. In connection with this transaction, three members of American Ethanol’s management were named as directors of Marwich. Also on June 23, 2006, American Ethanol entered into an Agreement and Plan of Merger (subsequently amended and restated on July 19, 2007) with Marwich pursuant to which effective December 7, 2007, American Ethanol merged with and into a wholly-owned subsidiary of Marwich and (i) each issued and outstanding share of American Ethanol common stock (including common stock issued upon conversion of American Ethanol Series A preferred stock, which automatically converted into common stock immediately before the closing of the Merger) and Series B preferred stock was converted into common stock and Series B preferred stock, respectively, of Marwich, and (ii) each issued and outstanding option and warrant exercisable for common stock or Series B preferred stock of American Ethanol was assumed and converted into an option or warrant exercisable for common stock or Series B preferred stock of Marwich, respectively. Upon the effectiveness of the Merger, Marwich changed its name to AE Biofuels, Inc. The 3,343,200 shares of Marwich purchased by American Ethanol were retired upon the completion of the Merger.

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

The acquisitions of Wahoo Ethanol, LLC, Sutton Ethanol, LLC, Illinois Valley Ethanol, LLC, were treated as capital transactions. We accounted for the acquisition of Biofuels Marketing, Inc. using purchase accounting. After the acquisition, the financial results of these entities were consolidated.

Technology Company Formation. On February 28, 2007, the Company acquired a 51% interest in Energy Enzymes, Inc. The Company has the right to acquire the remaining 49% for 1,000,000 shares of the Company’s common stock upon the fulfillment of certain performance milestones. The performance milestones had not been met as of December 31, 2008.

India Company Formation. On July 14, 2006, the Company, through a wholly owned subsidiary, International Biofuels, Inc. and its wholly-owned subsidiary, International Biodiesel, Ltd., LLC, a Mauritius company, entered into a joint venture with Acalmar Oils & Fats Limited, an Indian company. The purpose of the joint venture was to build a biodiesel production facility with a nameplate capacity of 50 million gallons per year with such fuel being exported from India to the U.S. for sale. Under the terms of the joint venture the Company agreed to contribute approximately $15.4 million and Acalmar agreed to contribute its edible palm oil facility in India to the joint venture entity through a leasing arrangement. On August 22, 2007, the Company and Acalmar mutually ended this lease agreement.

On January 23, 2008, International Biofuels, Ltd agreed to end the joint venture with Acalmar Oils and Fats, Ltd. including termination of Acalmar’s right to own or receive any ownership interest in the joint venture. The total cancellation price payable by International Biofuels was $900,000 and is classified in our Statement of Operations as a shareholder agreement cancellation payment. For the year ended December 31, 2008, $300,000 was paid to Acalmar by the Company, reducing the remaining balance due to Acalmar to $600,000 at December 31, 2008.

Argentina Project Company. On June 9, 2008, AE Biofuels Americas, Inc., a subsidiary of AE Biofuels, Inc. entered into an agreement to develop a biodiesel plant with a nameplate capacity of 75 million gallons per year located in San Lorenzo, Argentina, subject to certain closing conditions, and signed a preliminary engineering agreement. To date, $264,348 has been funded and expensed under the preliminary engineering agreement. On August 10, 2008 the Company and DS Development S.A. mutually agreed to cancel the agreement.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments.

The Company contracted with Desmet Ballestra India Pvt. Ltd. to build a glycerin refinery and pre-treatment plant at our existing biodiesel plant in Kakinada. At December 31, 2008 and 2007, commitments under construction contracts were outstanding for approximately $57,637 and $1,850,000, respectively. Commitments under purchase orders and other short term construction contracts were $11,079 at December 31, 2008.

14. Segment Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the CODM is the Chief Financial Officer. In the prior year the Company considered itself to operate within a single operating segment. The commencement of operations in India as well as the opening of the demonstration facility in Butte, MT resulted in the Company’s reevaluation of its management structure and reporting around business segments.

AE Biofuels recognized three reportable geographic segments: “India”, “North America” and “Other.”

•

The “India” operating segment encompasses the Company’s 50 MGY nameplate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly. For the year ended December 31, 2008, revenues from our Indian operations were 100% of total net revenues. Indian revenues consist of sales of biodiesel produced by our plant in Kakinada to customers in India. The majority of the Company’s assets as of December 31, 2008 were attributable to its Indian operations.

•

The “North America” operating segment includes the Company’s cellulosic ethanol commercial demonstration facility in Butte, and the land held for future ethanol plant development in Sutton, NE and in Danville, IL. The Company is utilizing the Montana demonstration facility to commercialize its proprietary enzymatic and cellulosic technology. As our technology gains market acceptance, this business segment will include our domestic commercial application of the cellulosic technology, our plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

•

The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, executive compensation and other corporate expenses.

In addition, the Company determined that it is not necessary to include fiscal year 2006 segment results for the following reasons:

•

It is not practicable to provide such analysis; and

•

It does not add to an understanding of our financial condition, changes in financial condition and results of operations.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information by reportable segment for the years ended December 31, 2008 and 2007, based on the internal management system, is as follows:

Statement of Operations Data	Year Ended December 31,
	2008	2007
Revenues
India	$815,655	$—
North America	—	—
Other	—	—
Total revenues	$815,655	$—

Cost of goods sold
India	$2,214,364	—
North America	—	—
Other	—	—
Total cost of goods sold	$2,214,364	$—

Gross profit
India	$(1,398,709)	$—
North America	—	—
Other	—	—
Total gross profit	$(1,398,709)	$—

In 2008 all of our revenues were from sales to external customers in our India segment. Because of our limited sales in 2008, three of our customers accounted for approximately 37%, 20%, and 16%, respectively, of our consolidated 2008 revenue. However, as we increase production, we do not expect any single customer to account for more than 10% of our consolidated revenues.

Balance Sheet Data	Year Ended December 31
	2008	2007
Total Assets
India	$17,764,708	$26,745,283
North America (United States)	5,416,705	5,862,928
Other	355,286	942,865
Total Assets	$23,536,699	$33,551,076

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Quarterly Financial Data.

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

2008	March 31	June 30	September 30	December 31(1)
(In thousands, except per share amounts)
Net sales	$—	$—	$—	$816
Gross profit (loss)	—	—	(952)	(447)
Operating loss	(2,086)	(4,045)	(3,722)	(2,845)
Net income (loss)	$(5,233)	$(4,273)	$(3,651)	$(3,146)
Loss per common share, basic and fully diluted:	$(.06)	$(.05)	$(.04)	$(.04)
2007
(In thousands, except per share amounts)
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(1,440)	(1,934)	(8,612)	(2,922)
Net income (loss)	$(624)	$(1,083)	$158	$(3,495)
Loss per common share, basic and fully diluted:	$(.01)	$(.01)	$—	$(.05)
2006
(In thousands, except per share amounts)
Net sales	$—	$—	$—	$744
Gross profit (loss)	—	—	—	9
Operating loss	(1,065)	(1,665)	(1,953)	(1,471)
Net income (loss)	$(1,040)	$(1,586)	$(1,940)	$(1,503)
Loss per common share, basic and fully diluted:	$(.02)	$(.02)	$(.03)	$(.02)

(1)

The Company made the following adjustments in the fourth quarter of 2008 relating to earlier quarters:

•     The Company reduced the liability for Registration Rights by $466,656 and made an offsetting reduction to the Registration Rights expense to reflect the difference between the original liability recorded in the first quarter of 2008 and the revised calculation of the liability upon issuance of shares in the first quarter of 2009.

•     The Company recorded $240,512 of additional capitalized interest to accurately reflect the interest capitalized related to the construction of our biodiesel facility that was expensed in the second quarter of 2008.

•     The Company adjusted stock based compensation related to options that became fully vested in prior quarters totaling $205,297.

The net impact of all adjustments was a decrease to operating loss of $501,871, an increase to assets of $240,512, a decrease to liabilities of $466,656 and a decrease to additional paid-in capital of $205,297.

16. Related party transactions.

Laird Cagan, a former member of the Company’s board of directors and a significant stockholder, provided project financing to the Energy Enzymes subsidiary. At December 31, 2008, a total of $1,950,000 plus accrued interest of $94,690 was outstanding under this credit facility which accrues interest at 10% interest per annum. All outstanding principal and accrued interest is due and payable on January 31, 2011. On September 5, 2008 this credit facility was amended which converted the facility into a revolving line of credit with a credit limit of $2,500,000. In addition, the maturity date of the credit facility was extended to January 31, 2011.

The Company and Eric A. McAfee, the Company’s Chief Executive Officer and Chairman of the board of directors, are parties to an agreement pursuant to which the Company pays Mr. McAfee a monthly salary of $10,000 per month for services rendered to the Company as its President and CEO. For each of the years ended December 31, 2008, 2007 and 2006, the Company paid or accrued Mr. McAfee $120,000, $120,000 and $110,000, respectively, pursuant to this agreement. As of December 31, 2008, the Company owed Mr. McAfee $40,000 under the terms of this agreement.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and CM Consulting are parties to an agreement pursuant to which the Company reimbursed CM Consulting for a minimum of 20 hours per month of time on an aircraft owned by CM Consulting until February 2008. The Company paid an upfront fee of $360,000 starting February 2006 for 24 months of usage. The contract expired in February 2008. The Company expensed $30,000, $180,000 and $150,000 of this rental fee for the years ended December 31, 2008, 2007 and 2006 respectively. Eric A. McAfee, a director, officer and significant shareholder of the Company owns 50% of CM Consulting.

The Company and Cagan McAfee Capital Partners are parties to an agreement pursuant to which Cagan McAfee Capital Partners provides administrative and advisory services for a monthly fee of $15,000 plus expense reimbursement to the Company. For the years ended December 31, 2008, 2007 and 2006, the Company paid Cagan McAfee Capital Partners $321,547, $345,046 and $339,479, respectively. Eric A. McAfee, an officer and member of the Company’s board of director and Laird Cagan, a former member of the Company’s board of directors, together own 100% of Cagan McAfee Capital Partners. As of December 31, 2008, the Company owed CMCP $48,778 under the terms of this agreement.

TIC - The Industrial Company (TIC) and Delta-T are companies involved in the design and construction of ethanol plants in the United States. In 2006 the Company paid TIC and Delta-T approximately $7.5 million for services related to the design and initial construction work on the Company’s Sutton ethanol plant facility. In August 2007, the Company and TIC ended their relationship, and the company wrote off approximately $5.2 million in design work and construction in progress. On October 6, 2008, the Company and TIC cancelled their Strategic Alliance Agreement and TIC agreed to return 4,000,000 shares of the Company’s common stock for a total payment of $500,000 by the Company. Upon cancellation of the agreement, TIC returned 1,880,000 shares and will return the remaining 2,120,000 shares upon the receipt of the final payment. The final payment was not made as required on December 30, 2008 and interest is accruing at the annual rate of 18% until paid in full.

Chadbourn Securities acted as one of the Company’s placement agents with respect to the Company’s Series B preferred stock offering in 2007. Laird Cagan, a former member of the board of directors and a significant shareholder is an agent of Chadbourn and received payments from Chadbourn related to the sale of stock along with other non-related parties.

During October and December 2007, the Company sold $6,127,727 of crude palm oil to Acalmar Oils and Fats, Ltd. Amounts due from Acalmar Oils and Fats, Ltd. have been presented on the balance sheet as Accounts receivable - related party. These sales were made at prevailing market rates and this balance was substantially collected in full. During December 2008, the Company purchased feedstock from Acalmar Oils and Fats, Ltd. in the approximate amount of $470,000. At December 31, 2008, approximately $470,000 remained payable to Acalmar Oils and Fats, Ltd.

In November 2008, we entered into an operating agreement with Secunderabad Oils Limited. Under this agreement Secunderabad agreed to provide us with plant operational expertise on an as-needed basis, and working capital, on an as-needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility. Working capital advances bear interest at the actual bank borrowing rate of Secunderabad.  In return, we agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit. The agreement can be terminated by either party at any time without penalty. Secunderabad began providing us with working capital under this agreement in the first quarter of 2009. Through December 31, 2008, we have not needed any plant operational assistance from Secunderabad.

17. Income Tax

The Company files a consolidated federal income tax return. This return includes all corporate companies 80% or more owned by the Company as well as the Company’s pro-rata share of taxable income from pass-through entities in which Company holds an ownership interest. Energy Enzymes, Inc. is 51% owned by the Company, files a separate federal income tax return and is 100% consolidated for financial reporting. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of tax expense consist of the following:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$4,738	$33,664	$—
State and local	4,008	19,421	—
Foreign	6,330	25,499	—
	15,076	78,584

Deferred:	—	—	—
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—
Income tax expense	$15,076	$78,584	$—

U.S. loss and foreign income before income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
United States	$(12,526,682)	$(5,585,407)	$(6,069,081)
Foreign	(3,294,187)	619,794	—
Income before income taxes	$(15,820,869)	$(4,965,613)	$(6,069,081)

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate (34%) to income before income taxes as a result of the following:

	Year Ended December 31,
	2008	2007	2006
Income tax expense at the federal statutory rate	$(5,379,095)	$(1,688,308)	$(2,063,488)
Increase (decrease) resulting from:
Net gain on sale of subsidiary	—	(1,173,803)	—
State tax	(626,506)	(196,638)	(443,043)
Stock-based compensation	704,066	483,800	—
Foreign loss (income)	1,250,473	(235,274)	(309,478)
Registration rights	686,221	—	—
Joint venture termination fee	341,640	—	—
Other	57,146	24,282	(46,466)
Valuation allowance	2,981,131	2,864,526	2,862,475
Income tax expense	$15,076	$78,584	$—

Effective tax rate	(0.10)%	(1.58)%	0%

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset or (liability) are as follows:

	December 31,
	2008	2007
Deferred tax assets (liabilities):
Organization and start-up costs	$7,351,996	$5,284,869
Stock-based compensation	738,496	206,574
Property, plant and equipment	(933,688)	—
Net operating loss carryforward	446,101	—
Other, net	112,924	3,436
Total deferred tax assets (liabilities)	7,715,829	5,494,879
Less valuation allowance	$(7,715,829)	(5,494,879)
Deferred tax assets (liabilities)	—	—

Based on our evaluation of current and anticipated future taxable income, we believe it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets.

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries. At December 31, 2008 and 2007, these undistributed earnings (losses) totaled approximately ($2,696,187), and $598,000, respectively. If some of these earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and U.S. loss provision, we do not believe the net unrecognized U.S. deferred tax liability is material.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007, and there was no impact to our financial statements. FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. Furthermore, we do not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2008, our uncertain tax positions were not significant.

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

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2008:

United States — Federal	2006 - present
United States — State	2005 - present
India	2006 - present
Mauritius	2006 - present

We file a U.S. federal income tax return and tax returns in nine U.S. states, as well as in two foreign jurisdictions. Currently, our U.S. federal income tax returns dating back to 2006 are open to possible examination. Penalties and interest are classified as general and administrative expenses.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, the Company had federal net operating loss carryforwards of $1,175,186 and state net operating loss carryforwards of $1,137,862. The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2028. The state net operating loss carryforwards expire on various dates between 2014 through 2029. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

18. Contingent Liabilities.

On March 28, 2008, the Cordillera Fund, L.P. (“Cordillera”) filed a complaint in the Clark County District Court of the State of Nevada against American Ethanol, Inc. and the Company. The complaint seeks a judicial declaration that Cordillera has a right to payment from the Company for its American Ethanol shares at fair market value pursuant to Nevada’s Dissenters’ Rights Statute, a judicial declaration that Cordillera is not a holder of Series B preferred stock in the Company under the provisions of the statute; and a permanent injunction compelling the Company to apply the Dissenters’ Rights Statute to Cordillera’s shares and reimburse Cordillera for attorneys fees and costs.

On June 2, 2008 the case was transferred to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada. On February 17, 2009, a jury trial commenced on the sole issue of whether Cordillera timely delivered its notice of Dissenters’ Rights to the Company. On February 17, 2009, the jury delivered its verdict in favor of Cordillera. The remaining issue in the lawsuit concerns the fair market value of the shares of stock held by Cordillera and consists of the Court appointing one or more persons as appraisers to receive evidence and recommend a decision on the question of fair value. There is presently no timeline for undertaking this next step in the litigation. Based upon this recent event, the Company reclassified these shares as a liability on its balance sheet. See Note 9 – Stockholders Equity.

19. Fair Value of Financial Instruments and Related Measurement

Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether using an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques requires significant judgment and are primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

Level 1 Inputs

These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs

These inputs are other than quoted prices that are observable, for an asset or liability. This includes: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs

These are unobservable inputs for the asset or liability which require the Company’s own assumptions.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Our only financial asset carried at fair value is cash held in commercial bank accounts with short term maturities. We consider the statement we receive from the bank as a quoted price (Level 1 measurement) for cash and measure the fair value of these assets using the bank statements.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Events.

In February, March and April 2009, the Company issued 406,656 shares of common stock to settle liquidated damages under the Registration Rights Agreement. See Note 9 – Stockholders Equity above.

In February, March, April and May 2009, the Company borrowed an additional $585,000 under the credit facility provided by Laird Cagan, a former director. See Notes 7 and 16 above.

Our subsidiary Universal Biofuels Pvt. Ltd. applied and is expecting to be granted a license to operate under the Export Promotion Capital Goods taxation program and exit from the Exported Oriented Unit (EOU) taxation holiday. Upon completion, this transition will create an obligation to export approximately $3.8 million of biodiesel over the next eight years. In addition, a payment of tax on the previous purchases of raw material is required. As of December 31, 2008, a tax liability of $31,758 has been recognized for this obligation.

On May 6, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) on behalf of itself and Third Eye Capital ABL Opportunities Fund (the “Purchaser”) dated March 31, 2009.  Subject to the satisfaction of certain conditions, the Amendment will be effective as of March 31, 2009. The failure to perform the conditions constitutes an Event of Default under the Agreement which gives the Purchaser the right to demand the immediate repayment in full in cash of all outstanding indebtedness owing to Purchaser under the Agreement. Once the Amendment becomes effective, the parties have agreed to extend the maturity date of the $5 Million Promissory Note (the “Note”) issued to Purchaser pursuant to that certain Note and Warrant Purchase Agreement dated May 16, 2008, as amended, to December 31, 2009 and waive certain covenant defaults.  The Company has also agreed to make monthly principal payments on the Note beginning July 31, 2009 in the amount of the greater of (i) $50,000 or (ii) twenty-five percent (25.0%) of the Company’s Total Free Cash Flow for the immediately preceding month increasing to the greater of (i) $100,000 or (ii) twenty-five percent (25.0%) of the Company’s Total Free Cash Flow for the immediately preceding month commencing October 31, 2009. “Total Free Cash Flow” means the dollar amount of the Company’s and its Subsidiaries’ (i) total net earnings before interest, taxes, depreciation and amortization, less (ii) interest payments under the Note, less (iii) approved budgeted capital expenditures.  Interest payments are due quarterly. In consideration for the waiver of covenant defaults, the Company has agreed to pay Agent a waiver fee of $10,000 per event of default.  In consideration for the extension of the Maturity Date, the Company has agreed to pay the Agent an amendment fee of $250,000 and an amendment fee of $100,000 plus all fees, costs and expenses owed to and/or incurred by Agent and its counsel in connection with the Amendment.

The Company has also agreed to provide additional collateral as security for the Note and has agreed to amend the exercise price of the Warrant  to a price equal to the volume weighted average trading price of a share of common stock of the Company for the twenty trading days immediately preceding the effective date of the Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009

AE Biofuels, Inc.

/s/ ERIC A. MCAFEE
Eric A. McAfee
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric A. McAfee and Scott A. Janssen, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Title	Date
/s/ ERIC A. MCAFEE	Chairman/Chief Executive Officer	May 15, 2009
Eric A. McAfee	(Principal Executive Officer and Director)

/s/SCOTT A. JANSSEN	Chief Financial Officer	May 15, 2009
Scott A. Janssen	(Principal Financial and Accounting Officer)

/s/ MICHAEL PETERSON	Director	May 15, 2009
Michael Peterson

/s/ HAROLD SORGENTI	Director	May 15, 2009
Harold Sorgenti

/s/ JOHN R. BLOCK	Director	May 15, 2009
John R. Block