Form 10-Q
period 2009-03-31
AE Biofuels, Inc.
filed 2009-05-15
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 00-51354

———————

AE BIOFUELS, INC.

 (Exact name of registrant as specified in its charter)

———————

Nevada	26-1407544
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

20400 Stevens Creek Blvd., Suite 700

Cupertino, CA 95014

 (Address of Principal Executive Office) (Zip Code)

(408) 213-0940

 (Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock on May 12, 2009 was 86,171,532.

AE BIOFUELS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2009

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to AE Biofuels, Inc.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

AE BIOFUELS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$108,827	$377,905
Inventories	547,523	1,049,583
Prepaid expenses	26,547	110,581
Other current assets	150,943	438,703
Total current assets	833,840	1,976,772

Property, plant and equipment, net	20,342,016	21,236,604
Intangible assets	––	33,333
Other assets	279,103	289,990
Total assets	$21,454,959	$23,536,699

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,010,489	$2,829,117
Short term borrowings, net of discount	5,157,974	4,504,062
Registration rights liability	––	1,807,748
Mandatorily redeemable Series B Preferred stock	1,750,002	1,750,002
Other current liabilities	1,609,410	1,616,259
Current portion of long term debt	1,028,616	816,738
Total current liabilities	12,556,491	13,323,926

Long term debt, net of discount	2,843,937	3,174,275
Long term debt (related party)	2,288,372	2,044,691

Commitments and contingencies (Notes 2,4,7,8,9,16 and 18 )
Stockholders' equity:
AE Biofuels, Inc. stockholders equity
Series B Preferred Stock - $.001 par value - 7,235,565 authorized; 3,330,725 and 3,451,892 shares issued and outstanding, respectively (aggregate liquidation preference of $10,355,676 and $19,462,473, respectively)	3,331	3,452
Common Stock - $.001 par value 400,000,000 authorized; 86,171,532 and 85,643,709 shares issued and outstanding, respectively	86,171	85,643
Additional paid-in capital	36,214,253	34,238,925
Accumulated deficit	(29,541,051)	(27,132,290)
Accumulated other comprehensive income	(2,177,790)	(1,502,873)
Total AE Biofuels, Inc. stockholders equity	4,584,914	5,692,857
Noncontrolling interest	(818,755)	(699,050)
Total stockholders' equity	3,766,159	4,993,807

Total liabilities and stockholders' equity	$21,454,959	$23,536,699

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2009	March 31, 2008
Sales	$2,503,491	$––

Cost of goods sold	2,317,953	––

Gross profit	185,538	––

Research and development	191,614	124,348
Selling, general and administrative expenses	1,703,209	1,962,005

Operating loss	(1,709,285)	(2,086,353)

Other income/(expense)
Interest income	6,872	13,541
Interest expense	(841,804)	––
Other income, net of expenses	15,749	35,961
Share agreement cancellation payment	––	(900,000)
Registration rights payment	––	(2,274,402)

Loss before income taxes	(2,528,468)	(5,211,253)

Income taxes	––	(21,561)

Net loss	(2,528,468)	(5,232,814)
Less: Net loss attributable to the noncontrolling interest	(119,705)	(67,059)
Net loss attributable to AE Biofuels, Inc.	$(2,408,763)	$(5,165,755)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(674,917)	(255,822)
Comprehensive loss, net of tax	(3,203,385)	(5,488,636)
Comprehensive loss attributable to the noncontrolling interest	––	––
Comprehensive loss attributable to AE Biofuels, Inc.	$(3,203,385)	$(5,488,636)

Loss per common share attributable to AE Biofuels, Inc.
Basic and dilutive	$(0.03)	$(0.06)
Weighted average shares outstanding
Basic and dilutive	84,641,642	84,565,639

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2009	March 31, 2008

Net loss	$(2,528,468)	$(5,232,814)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	167,987	364,463
Expired land options	40,000	––
Amortization and depreciation	202,756	53,131
Inventory provision	65,701	––
Amortization of debt discount	330,625	––
Registration rights obligation	––	2,274,402
Changes in assets and liabilities:
Accounts receivable	––	9,285,211
Inventory	402,257	––
Prepaid expenses	83,705	3,647
Other assets	235,873	(5,999)
Accounts payable	231,784	(8,719,500)
Other liabilities	417,586	999,673
Income taxes payable	––	11,048
Net cash used in operating activities	(350,194)	(966,738)

Investing activities:
Purchase of property, plant and equipment	48,152	(2,627,350)
Sales of time deposits	––	1,718,116

Net cash used in investing activities	48,152	(909,234)

Financing activities:
Proceeds from borrowings under related party credit facility	191,000	1,712,508
	––	––
Net cash provided by financing activities	191,000	1,712,508
Effect of exchange rate changes on cash and cash equivalents	(158,035)	(1,184)
Net cash increase (decrease) for period	(269,078)	(164,648)
Cash and cash equivalents at beginning of period	377,905	720,402
Cash and cash equivalents at end of period	$108,827	$555,754

Supplemental disclosures of cash flow information, cash paid during the three months for:

Interest	124,630	––
Income taxes, net of refunds	––	––

Supplemental disclosures of cash flow information, non-cash transactions during the three months for:

Settlement of registration rights liability through issuance of stock	1,807,748	––

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Activities and Summary of Significant Accounting Policies.

Nature of Activities. These consolidated financial statements include the accounts of AE Biofuels, Inc., a Nevada corporation, and its wholly owned subsidiaries: (i) American Ethanol, Inc. (“American”), a Nevada corporation and its subsidiaries; Sutton Ethanol, LLC (“Sutton”), a Nebraska limited liability company, Illinois Valley Ethanol, LLC (“Illinois Valley”), an Illinois limited liability company; Danville Ethanol Inc, an Illinois corporation; AE Biofuels, Inc., (“AEB-DE”), a Delaware corporation and its subsidiary AE Renova, LLC (“AE Renova”), a Delaware limited liability company, (ii) Biofuels Marketing, a Delaware corporation; (iii) International Biodiesel, Inc., a Nevada corporation and its subsidiary AE International Biofuels, Ltd., a British Virgin Islands company, AE DAABON, Ltd., a British Virgin Islands company, International Biofuels, Ltd, a Mauritius corporation and its subsidiary Universal Biofuels Private Ltd, an India company; and (iv) AE Biofuels Americas, a Delaware corporation, and (v) AE Biofuels Technologies, Inc., a Delaware corporation and its subsidiary Energy Enzymes LLC, a Delaware limited liability company, collectively, (“AE Biofuels” or the “Company”).

 The Company is an international biofuels company focused on the development, acquisition, construction and operation of next-generation fuel grade ethanol and biodiesel facilities, and the distribution, storage, and marketing of biofuels. The Company began selling fuel grade biodiesel from its production facility in Kakinada, India in November 2008 and opened and began operating a cellulosic ethanol commercial demonstration facility in Butte, Montana in August 2008.

Development Stage Enterprise. The Company prepared its statements in accordance with the Development Stage Enterprise guidance as specified in SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS 7”) until October 1, 2008, when planned principal operations commenced.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of the Company and its majority -owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets as of March 31, 2009, the consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited. The consolidated balance sheet as of December 31, 2008 was derived from the 2008 audited consolidated financial statements and notes thereto. The consolidated financial statements in this report should be read in conjunction with the 2008 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited interim consolidated financial statements as of March 31, 2009 and 2008 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated financial statements for the three months ended March 31, 2009 and 2008 have been prepared on the same basis as the audited consolidated statements as of December 31, 2008 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates, assumptions and judgments made by management include the determination of impairment of long-lived assets, the valuation of equity instruments such as options and warrants, the recognition and measurement of current taxes payable and deferred tax assets or liabilities, and the accrual for the payments under the Company's registration rights agreement with certain of its shareholders and management’s judgment about contingent liabilities. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Reclassifications. Certain prior year amounts were reclassified to conform to current year presentation. These reclassifications had no impact on previously reported net loss or accumulated deficit.

Revenue Recognition. The Company recognizes revenue when products are shipped, the price is fixed or determinable and collection is reasonably assured. This typically occurs upon shipment as payments are generally made in advance and there is no right of return.

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

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of land acquired for development of production facilities, and the biodiesel plant in India. The estimated useful life of this plant is 20 years. The estimated useful life for office equipment and computers is three years and the useful life of machinery and equipment is seven years. Depreciation is computed using the straight line method over the useful life of the assets.

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Long-Lived Assets. The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the net present value of estimated future cash flows.

Basic and Diluted Net Loss per Share. Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase. Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive. Basic loss per share includes the vested portion of restricted stock grants. The unvested restricted stock grants are included only in the fully diluted net loss per share calculation. As the Company incurred net losses for the three months ended March 31, 2009 and 2008, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2009 and 2008:

	For the three months ended
	March 31, 2009	March 31, 2008
Series B preferred stock	3,361,829	6,485,106
Series B warrants	443,853	740,702
Common stock options and warrants	2,563,317	4,229,000
Unvested restricted stock	33,333	575,275
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	6,402,332	12,030,083

Comprehensive Income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive income consists solely of cumulative foreign currency translation adjustments resulting from the translation of the financial statements of its India subsidiary. The investment in this subsidiary is considered indefinitely invested overseas and, as a result, deferred income taxes are not recorded related to the currency translation adjustments.

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

Restricted Stock. The Company has granted restricted stock awards, restricted by a service condition, with vesting periods of up to three years. Restricted stock awards are valued using the fair market value of the Company’s common stock as of the grant date. The Company recognizes compensation expense on a straight line

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

basis over the requisite service period of the award. The remaining unvested shares are subject to forfeitures and restrictions on sale, or transfer, up until the vesting date.

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

•

Expected Term — The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We applied the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin Nos. 107 and 110.

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

Recent Accounting Pronouncements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measurements. However, the application of this statement may change current practice. On January 1, 2008, the Company adopted SFAS 157 and the adoption of this statement had no material effect on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of adoption for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. As such, the Company adopted the provisions of SFAS 157 with respect to non-recurring fair value measurements for non-financial assets and liabilities as of January 1, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement changes the accounting and reporting for minority interests, to re-characterize them as noncontrolling interests, classified as a component of equity and accounted for at fair value. SFAS 141(R) and SFAS 160 are effective for the Company’s 2009 financial statements. Early adoption is prohibited. The effect the adoption of SFAS 141(R) will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R). We adopted SFAS 160 as of January 1, 2009. As a result, we reclassified the 49% noncontrolling interest in our subsidiary Energy Enzymes, Inc. as of March 31, 2008. Had we continued to apply the prior method of accounting for noncontrolling interests, losses incurred by this entity would have been fully attributed to the Company.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. Adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Adoption of this statement had no material effect on the Company’s financial statements.

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

The Company has minimal revenues, has less than one month of cash, and has incurred losses from inception through March 31, 2009. The Company has raised approximately $31.8 million dollars to date through the sale of preferred stock and approximately $11.5 through debt facilities. An additional $2 million of cash has been generated through the sale of its subsidiary, Wahoo Ethanol, LLC, with an additional $8 million through the dissolution of the Sutton Ethanol Joint venture. The Company will have to raise significantly more capital and secure a significant amount of debt to complete its business plan and continue as a going concern. The Company has one biodiesel production facility in operation that began selling biodiesel into the domestic Indian market in November 2008. Although the biodiesel plant provides some cash flow to the Company it will likely be insufficient to allow for the completion of our business plan in fiscal 2009.

Management believes that it will be able to raise additional capital through equity offerings and debt financings. Should the Company not be able to raise enough capital it may be forced to sell all or a portion of its existing biodiesel facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations. The Company’s goal is to raise additional funds needed to construct and operate next generation ethanol and biodiesel facilities through stock offerings and debt financings.

3. Inventory.

Inventory consists of the following:

	March 31, 2009	December 31, 2008
Raw materials	$233,690	$674,069
Work-in-progress	86,322	53,251
Finished goods	227,511	322,263
Total inventory	$547,523	$1,049,583

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2009 and 2008, the Company expensed $65,653 and $0, respectively, in connection with the write-down of inventory to reflect market value below cost.

4. Property, Plant and Equipment.

Property, plant and equipment consist of the following:

	March 31, 2009	December 31, 2008
Land	$3,619,240	$3,656,676
Buildings	11,770,246	12,445,883
Furniture and fixtures	80,564	73,983
Machinery and equipment	540,929	618,487
Construction in progress	4,682,716	4,648,149
Total gross property, plant & equipment	20,693,695	21,443,178
Less accumulated depreciation	(351,679)	(206,574)
Total net property, plant & equipment	$20,342,016	$21,236,604

For the three months ended March 31, 2009 and 2008, the Company recorded $169,422 and $3,131, respectively, in depreciation.

Components of construction in progress include $2,628,767 related to our India biodiesel pretreatment and glycerin facility (expected to be placed in service during 2009) and $2,053,949 related to the development of our Sutton property (held for future development of a next generation cellulosic ethanol facility). The estimated cost to complete construction of the pretreatment and glycerin facility is $1,000,000. Commitments for approximately $55,739 under construction contracts, purchase orders and other short term contracts were outstanding at March 31, 2009.

5. Other Assets.

Other assets consists of payments for land options for possible future ethanol plants, Web domain names purchased by the Company, purchased customer lists, prepaid expenses, supplier deposits and other prepayments.

	March 31, 2009	December 31, 2008
Current
Short term deposits	$55,560	$235,119
Foreign input credits	60,444	112,925
Land options	––	40,000
Other	34,939	50,659
	$150,943	$438,703
Long Term
Restricted cash	256,713	267,600
Deposits	22,390	22,390
	$279,103	$289,990

The Company acquired options to purchase land in various locations in Nebraska and Illinois. These options gave the Company the right to buy specific property for a set price per acre and typically ended in one to two years. As of December 31, 2008, the Company had one option to purchase land in Illinois for $934,000. This option expires in May 2009, and was expensed during the three months ended March 31, 2009 as the Company does not expect to exercise the option. For the three months ended March 31, 2009 and 2008, the Company expensed options that ended or were released in the amount of $40,000 and $0, respectively.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Intangible Assets.

Intangible assets consist of purchased customer lists (acquired in 2007 in connection with the acquisition of Biofuels Marketing, Inc. discussed in Note 12 below), which have been amortized over an estimated useful life of 18 months. The intangible assets have a cost basis of $300,000 and a net carrying amount of $0 and $33,334 at March 31, 2009 and December 31, 2008, respectively. For the three months ended March 31, 2009 and 2008, the Company recorded $33,333 and $50,000, respectively, in amortization.

7. Debt.

Debt consists of the following:

	March 31, 2009	December 31, 2008
Revolving line of credit (related party)	$2,288,372	$2,044,691
Secured term loan, net of unamortized discount of $43,200	3,872,553	3,991,013
Less: current portion	(1,028,616)	(816,738)
Total long term debt	5,132,309	5,218,966
Senior secured note, including accrued interest of $123,288	5,157,974	4,504,062
Current portion of long term debt	1,028,616	816,738
Total current debt	6,186,590	5,320,800
Total debt	$11,318,899	$10,539,766

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

The Company has two financial covenants, a stock market capitalization covenant and a current ratio covenant. The stock market capitalization covenant requires the Company to maintain an aggregate dollar market value of at least $100,000,000 as of the end of each month. This calculation is performed by multiplying the stock price at the end of each month by the aggregate shares outstanding. The current ratio covenant requires the Company to maintain a ratio of at least 1.10:1 exclusive of the indebtedness under the note and the registration rights liability. This calculation is performed by first adjusting the current liabilities by the amount of the note and the registration rights liability, then by applying this denominator to the current assets numerator. The calculations as of March 31, 2009 are as follows:

March 31, 2009
Aggregate shares outstanding	89,502,257
Share price	$0.15
Market Capitalization	$13,425,339
Covenant Requirement	$100,000,000

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2009
Total Current Assets	$833,840
Total Current Liabilities	12,556,491
Less: Registration Rights Liability	––
Less: 10% Senior Secured Notes	(5,157,974)
Total Current Liabilities for Current Ratio	$7,398,517
Current Ratio	0.11
Covenant Requirement	1.10

The Company was not in compliance with the current ratio or stock market capitalization covenant for the months of November 2008 through March 2009 under the loan agreement. On May 6, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) on behalf of itself and the Purchaser dated March 31, 2009. Subject to satisfaction of certain conditions the Amendment will become effective as of March 31, 2009. The failure to satisfy the conditions constitutes an Event of Default under the Agreement and in such event the Purchaser has the right to demand the immediate repayment in full in cash of all outstanding indebtedness owing to Purchaser under the note. Once the Amendment becomes effective, the Amendment provides for the extension of the maturity date of the note to December 31, 2009 and for the waiver of certain covenant defaults for a fee. The Company has also agreed to provide Agent additional collateral as security for the note and has agreed to amend the exercise price of the warrants issued to a price equal to the volume weighted average trading price of a share of Common Stock of the Company for the twenty trading days immediately preceding the date of this Amendment.

While we expect to obtain waivers for the covenant defaults, in the event we are unable to do so, the interest rate under this facility increases by 8% during the period of default and, at the option of the Purchaser, the indebtedness may become immediately due and payable. The Company has accrued interest at the default interest rate of 18% during the period of non-compliance. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to obtain a waiver will have no adverse impact on our other debt obligations. Nevertheless, the failure to obtain a waiver or the acceleration of this debt obligation as a result of this breach may have an adverse impact on our ability to obtain additional borrowings. There is no assurance that the Company will be able to obtain alternative funding in the event this debt obligation is accelerated. Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.

A discount to the note was recorded based on the relative fair value of the 250,000 warrants issued with the note. For purposes of the relative fair value allocation, the warrants were valued using a Black-Scholes valuation with the following assumptions: five year term, volatility of 58.7%, no dividends and a risk free interest rate of 3.66%. The fair value of the note was estimated using a discounted cash flow analysis. The resulting relative fair value of the warrants of $822,500, combined with a discount of $500,000 related to cash issuance costs, will be amortized over one year, the term of the note. Amortization of this discount for the three months ended March 31, 2009 was $330,625.

Secured term loan. On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), a wholly-owned subsidiary, entered into a five year secured term loan with the State Bank of India in the amount of approximately $6 million. The term loan matures in July 2013 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada. Repayments begin in June 2009 with quarterly payments in the amount of approximately $250,000 using exchange rates on March 31, 2009. In addition, Suren Ajjarapu, a former officer and member of the Company’s board of directors, entered into a Deed of Overall Guarantee on October 16, 2008. The Company has agreed to indemnify Mr. Ajjarapu for any damages incurred by him pursuant to this Deed of Overall Guarantee. The interest rate under this facility is subject to adjustment, based on 0.25% above the Reserve Bank of India advance rate and is currently 12.50%. This loan facility contains certain annual financial covenants. If the Company does not meet the annual covenants, the Company will be charged an additional 1% per annum interest on the outstanding balance.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revolving line of credit – related party. On November 16, 2006, the Company entered into a short-term loan agreement with a former member of the Company’s board of directors. In 2008 this short-term loan agreement was amended to convert the facility into a revolving line of credit with a credit limit of $2,500,000. In addition, the

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

maturity date of the credit facility was extended to January 31, 2011. At March 31, 2009, a total of $2,288,372, including accrued interest, was outstanding under this credit facility which accrues interest at 10% interest per annum. All outstanding principal and accrued interest is due and payable on January 31, 2011.

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

Future minimum operating lease payments as of March 31, 2009, are:

Rental Payments
2009	$142,374
2010	3,949
Total	$146,324

For the three months ended March 31, 2009 and 2008, the Company’s rent expense was $67,562 and $70,240, respectively.

9. Stockholder’s Equity.

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and 65,000,000 shares of preferred stock, $0.001 par value, of which 7,235,565 shares were designated Series B preferred stock, 3,330,725 shares of which were outstanding as of March 31, 2009.

Convertible Preferred Stock

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Conversion. Holders of Series B preferred stock have the right, at their option at any time, to convert any shares into common stock. Each share of preferred stock will convert into one share of common stock, at the current conversion rate. The conversion ratio is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like. In addition, at such time as the Registration Statement covering the resale of the shares of common stock is issuable, then all outstanding Series B preferred stock shall be automatically converted into common stock at the then effective conversion rate. For the three months ended March 31, 2009, holders of 121,167 shares of Series B preferred stock elected to convert their shares of Series B preferred stock into 121,167 shares of common stock.

Registration Rights Agreement liquidated damages for certain common and Series B preferred shareholders. Certain holders of shares of our common stock and holders of shares of our Series B preferred stock were entitled to have their shares of common stock (including common stock issuable upon conversion of Series B preferred stock) registered under the Securities Act within but no later than 30 days after December 7, 2007, pursuant to the terms and subject to the conditions set forth in a Registration Rights Agreement entered into among the Company and such holders. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act.

The Company was required to make pro rata payments to each eligible stock investor as liquidated damages and not as a penalty, in the amount equal to 0.5% of the aggregate purchase price paid by such investor for the preferred stock for each thirty (30) day period or pro rata for any portion thereof following the date by which or on which such Registration Statement should have been filed or effective, as the case may be. Payments shall be in full compensation to the investors, and shall constitute the investor's exclusive remedy for such events. The amounts payable as liquidated damages shall be paid in cash or shares of common stock at the Company’s election. In lieu of registering the securities, the Company elected to issue shares of its common stock to eligible stockholders in full compensation to such shareholders. In December 2008 the liquidated damages ceased accruing when the shares became available for trading in compliance with Rule 144. A total of 406,656 shares of common stock were issued to eligible shareholders in February 2009, in full settlement of the $1,807,748 registration right liability resulting in a reduction of the liability and a corresponding increase in additional paid in capital and common stock.

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583,334 shares of Series B preferred stock with an original purchase price of $1,750,002 out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders equity by the same amount to reflect the Company’s estimate of its obligations with respect to this matter. See Note 16 – Contingent Liabilities.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock

On October 6, 2008, the Company and TIC cancelled their Strategic Alliance Agreement and TIC agreed to return 4,000,000 shares of the Company’s common stock for a total payment of $500,000 by the Company of which $234,419 was paid to TIC upon the parties’ entry into the agreement and $265,581 was payable on or before December 30, 2008. Upon cancellation of the agreement, TIC returned 1,880,000 shares and will return the remaining 2,120,000 shares upon the receipt of the final payment. In the event the final payment is not received on or before December 30, 2008, interest shall begin to accrue at the annual rate of 18% until paid in full. At March 31, 2009, the Company had not made the payment required under the agreement. As of March 31, 2009, the Company accrued interest of $11,918 related to this obligation.

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

A summary of warrant activity for placement warrants for 2009 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2008	666,587	$3.00	666,587	3.45
Granted	––	––
Exercised	––	––
Outstanding, March 31, 2009	666,587	3.00	666,587	3.20

The warrants are considered equity instruments. Since they were issued as a cost of the issuance of the Series A and B preferred stock, the fair value of these warrants has effectively been netted against the preferred stock sale proceeds.

One former member of the Company’s board of directors and a significant shareholder of the Company was a registered representative of the placement agent. He received a portion of the compensation paid to the placement agent and received 976,721 of the warrants issued from the Series A and B financing. During 2008, he exercised warrants for 801,721 shares of our common stock and transferred 175,000 warrants to another individual.

Warrants

In May 2008, we issued 250,000 common stock warrants to Third Eye Capital in connection with the sale of a 10% senior secured note. These warrants are immediately exercisable at $3.00 per share. In connection with the May 6, 2009 amendment and limited waiver the Company agreed to amend the exercise price of the warrants issued to a price equal to the volume weighted average trading price of a share of Common Stock of the Company for the twenty trading days immediately preceding the date of this Amendment. See Note 7 above.

In February 2007, we issued 5,000 warrants to a consultant as compensation for services rendered. These warrants are immediately exercisable at $3.00 per share.

11. Stock-Based Compensation.

Common Stock Reserved for Issuance

AE Biofuels authorized the issuance of 4,882,410 shares under the 2007 Stock Plan for stock option awards, which includes both incentive and non-statutory stock options. Options granted under the Plan generally expire five years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares issued upon exercise before vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option.

The following is a summary of options granted under the 2007 Stock Plan:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance as of December 31, 2008	1,490,500	2,509,500	$3.24
Authorized	882,410	––	––
Granted	––	––	$––
Exercised	––	––	––
Forfeited	557,500	(557,500)	3.21
Balance as of March 31, 2009	2,930,410	1,952,000	$3.25

At March 31, 2009, the weighted average remaining contractual term is 4.65 years. The aggregate intrinsic value of the shares outstanding at March 31, 2009 is $0. The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price at March 31, 2009 of $0.13, over the options holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date. Options vested and exercisable at March 31, 2009 were 1,157,584 with a weighted average exercise price of $3.09.

Included in the table above are 549,000 options issued to consultants in November 2007 and June 2008. These options had an exercise price of $3.00 and $3.70, respectively, and generally vest over 3 years. At March 31, 2009 the weighted average remaining contractual term was 3.72 years. The Company recorded an expense for the three months ended March 31, 2009 in the amount of $27, which reflects periodic fair value remeasurement of outstanding consultant options under Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments that are issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”). The valuation using the Black-Scholes-Merton model is based upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in EITF 96-18.

Valuation and Expense Information under SFAS 123(R)

The Company incurred non-cash stock compensation expense of $167,987 and $ 363,460 for the three months ended March 31, 2009 and 2008, respectively, for options granted to our general and administrative employees and consultants. Of the non-cash stock compensation expense for the three months ended March 31, 2009, $37,500 was attributable to stock granted to an officer pursuant to the acquisition of Biofuels Marketing, Inc. discussed in Note 12 – Acquisitions, Divestitures and Joint Ventures below. Therefore all stock option expense was classified as general and administrative expense.

As of March 31, 2009, total unrecognized compensation expense under FAS 123R was $758,198, net of estimated forfeitures, which the Company will amortize over the next four fiscal years.

In January 2006, the Company issued certain employees 4,400,000 shares of common stock at $0.0025 per share in the form of restricted stock awards in connection with employment agreements under restricted unit purchase agreements. These shares were issued as an incentive to retain key employees and officers and vest over 3 years.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s repurchase rights under these agreements:

	Number of Shares	Weighted Average Grant Date Fair Value

Repurchasable shares as of December 31, 2008	250,000	0.0025
Vested	(250,000)	(0.0025)
Forfeited	––	––
Repurchasable shares as of March 31, 2009	––	$––

12. Acquisitions, Divestitures and Joint Ventures.

Marketing Company Acquisition. On September 1, 2007, American acquired Biofuels Marketing, Inc., a Nevada corporation, in exchange for 200,000 shares of American common stock valued at $3.00 per share. Of the shares issued, 50% were contingent upon the continued employment of the President of Biofuels Marketing through August 31, 2009, and are accounted for as compensation expense as earned. Of the purchase price, $300,000 was assigned to the primary asset acquired, which was a customer list, which was amortized over 18 months.

Technology Company Formation. On February 28, 2007, the Company acquired a 51% interest in Energy Enzymes, Inc. The Company has the right to acquire the remaining 49% for 1,000,000 shares of the Company's common stock upon the fulfillment of certain performance milestones. The performance milestones had not been met as of March 31, 2009. In accordance with SFAS 160, we attributed net loss to Energy Enzymes, Inc. in our consolidated statement of operations and reclassified the minority interest to non-controlling interest in the stockholders equity section of our balance sheet. The equity attributable to the Company and to the noncontrolling interest in Energy Enzymes, Inc. are as follows:

	For the three months ended March 31, 2009			For the three months ended March 31, 2008
	Parent	Noncontrolling Interest	Consolidated	Parent	Noncontrolling Interest	Consolidated

December 31 Accumulated deficit	$(727,583)	$(699,050)	$(1,426,633)	$(131,458)	$(126,302)	$(257,760)
Attributable net loss	(124,590)	(119,705)	(244,295)	(69,797)	(67,059)	(136,856)
March 31, Accumulated deficit	$(852,173)	$(818,755)	$(1,670,928)	$(201,255)	$(193,361)	$(394,616)

Operating Agreement. In November 2008, we entered into an operating agreement with Secunderabad Oils Limited. Under this agreement Secunderabad agreed to provide us with plant operational expertise on an as-needed basis and working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility. Working capital advances bear interest at the actual bank borrowing rate of Secunderabad. In return, we agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit. The agreement can be terminated by either party at any time without penalty. During the three months ended March 31, 2009 the Company paid Secunderabad approximately $89,200 under the agreement plus approximately $1,200 in interest for working capital funding.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Segment Information.

Summarized financial information by reportable segment for the three months ended March 31, 2009, based on the internal management system, is as follows:

Statement of Operations Data	For the three months ended March 31, 2009
Revenues
India	$2,503,491
North America	––
Other	––
Total revenues	$2,503,491

Cost of goods sold
India	$2,317,953
North America	––
Other	––
Total cost of goods sold	$2,317,953

Gross profit
India	$185,538
North America	––
Other	––
Total gross profit	$185,538

During the three months ended March 31, 2009 all of our revenues were from sales to external customers in our India segment.

Balance Sheet Data	March 31, 2009

Total Assets
India	$16,003,745
United States	5,382,031
Other	69,183
Total Assets	$21,454,959

One customer represented 27% of our sales for the three months ended March 31, 2009. No other single customer represented more than 10% of our revenues during this period.

14. Related Party Transactions.

Laird Cagan, a former member of the Company’s board of directors and a significant stockholder, provided the Company a revolving line of credit. At March 31, 2009, a total of $2,141,000 plus accrued interest of $147,372 was outstanding under this credit facility which accrues interest at 10% interest per annum. All outstanding principal and accrued interest is due and payable on January 31, 2011. On September 5, 2008 this credit facility was amended which converted the facility into a revolving line of credit with a credit limit of $2,500,000. In addition, the maturity date of the credit facility was extended to January 31, 2011.

The Company and Eric A. McAfee, the Company's Chief Executive Officer and Chairman of the board of directors, are parties to an agreement pursuant to which the Company pays Mr. McAfee a monthly salary of $10,000 per month for services rendered to the Company as its President and CEO. For each of the three months ended March 31, 2009 and 2008, the Company paid or accrued Mr. McAfee $30,000 and $30,000, respectively, pursuant

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to this agreement. As of March 31, 2009, the Company owes Mr. McAfee $70,000 under the terms of this agreement.

The Company and CM Consulting are parties to an agreement pursuant to which the Company reimbursed CM Consulting for a minimum of 20 hours per month of time on an aircraft owned by CM Consulting until February 2008. The Company paid an upfront fee of $360,000 in February 2006 for 24 months of usage. The contract expired in February 2008. The Company expensed $30,000 of this rental fee for the three months ended March 31, 2008. Eric A. McAfee, a director, officer and significant shareholder of the Company owns 50% of CM Consulting.

The Company and Cagan McAfee Capital Partners are parties to an agreement pursuant to which Cagan McAfee Capital Partners provides administrative and advisory services for a monthly fee of $15,000 plus expense reimbursement to the Company. For the three months ended March 31, 2009, and 2008, the Company paid Cagan McAfee Capital Partners $55,671 and $78,332, respectively. Eric A. McAfee, an officer and member of the Company’s board of directors and Laird Cagan, a former of the Company’s board of directors, together own 100% of Cagan McAfee Capital Partners. As of March 31, 2009, the Company owes CMCP $164,448 under the terms of this agreement.

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

15. Income Tax.

The Company files a consolidated federal income tax return. This return includes all corporate companies 80% or more owned by the Company as well as the Company’s pro-rata share of taxable income from pass-through entities in which the Company holds an ownership interest. Energy Enzymes, Inc. is 51% owned by the Company, files a separate federal income tax return and is 100% consolidated for financial reporting. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries. At March 31, 2009, these undistributed earnings (losses) totaled approximately ($2,881,123). If some of these earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and U.S. loss provision, we do not believe the net unrecognized U.S. deferred tax liability is material.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007, and there was no impact to our financial statements. FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. Furthermore, we do not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of March 31, 2009 and December 31, 2008, our uncertain tax positions were not significant.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to examination by taxing authorities throughout the world, including such major jurisdictions as India, Mauritius, and the United States. With few exceptions, we incorporated in 2006 and we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2006.

16. Contingent Liabilities.

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

On June 2, 2008 the case was transferred to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada. On February 17, 2009, a jury trial commenced on the sole issue of whether Cordillera timely delivered its notice of Dissenters’ Rights to the Company. On February 17, 2009, the jury delivered its verdict in favor of Cordillera. The remaining issue in the lawsuit concerns the fair market value of the shares of stock held by Cordillera and consists of the Court appointing one or more persons as appraisers to receive evidence and recommend a decision on the question of fair value. There is presently no timeline for undertaking this next step in the litigation. Based upon this recent event, the Company reclassified these shares as a liability on its balance sheet. Please see Note 9 – Stockholders Equity.

17. Fair Value Measurement.

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

quoted price (Level 1 measurement) for cash and measure the fair value of these assets using the bank statements.

18. Subsequent Events.

Subsequent to March 31, 2009, the Company borrowed an additional $394,000 under the credit facility provided by Laird Cagan, a former director. On May 14, 2009 this total amount of this credit facility was increased from $2,500,000 to $3,000,000. See Notes 7 and 14 above.

On May 6, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) on behalf of itself and Third Eye Capital ABL Opportunities Fund (the “Purchaser”) dated March 31, 2009. Subject to the satisfaction of certain conditions, the Amendment will become effective as of March 31, 2009. The failure to perform the conditions will constitute an Event of Default under the Agreement in which case the Purchase has the right to demand the immediate repayment in full in cash of all outstanding indebtedness owing to Purchaser under the $5 Million Promissory Note (the “Note”) issued to Purchase pursuant to that certain Note and Warrant Purchase Agreement dated May 16, 2008, as amended. Once the Amendment becomes effective, the parties have agreed to extend the maturity date of the Note to December 31, 2009 and waive certain covenant defaults. The Company has also agreed to make monthly principal payments on the Note beginning July 31, 2009 in the amount of the greater of (i) $50,000 or (ii) twenty-five percent (25.0%) of the Company’s Total Free Cash Flow for the immediately preceding month increasing to the greater of (i) $100,000 or (ii) twenty-five percent (25.0%) of the Company’s Total Free Cash Flow for the immediately preceding month commencing October 31, 2009. “Total Free Cash Flow” means the dollar amount of the Company’s and its Subsidiaries’ (i) total net earnings before interest, taxes, depreciation and amortization, less (ii) interest payments under the Note, less (iii) approved budgeted capital expenditures. Interest payments are due quarterly. In consideration for the waiver of covenant defaults, the Company has agreed to pay Agent a waiver fee of $10,000 per event of default. In consideration for the extension of the Maturity Date, the Company has agreed to pay the Agent an extension fee of $250,000 and an amendment fee of $100,000 plus all fees, costs and expenses owed to and/or incurred by Agent and its counsel in connection with the Amendment.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•

Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A.

•

Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2009 to the three months ended March 31, 2008.

•

Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.

•

Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with the AE Biofuels, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of AE Biofuels, Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under “Part II — Other Information, Item 1A. Risk Factors”, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K.” All references to years relate to the calendar year ended December 31 of the particular year.

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

We have completed construction of both our biodiesel plant and our cellulosic ethanol demonstration plant and have been operating both of them since mid 2008. We, however, currently do not have sufficient cash reserves to meet our anticipated operating and capital obligations. As a result, we are in the process of seeking additional capital for operation of our Kakinada refinery at full capacity, for continuing the construction of the glycerin refining and vegetable oil pretreatment plant, and for paying ongoing corporate overhead expenses. In addition, now that these plants have been constructed, we will have to fund the start-up operations of these plants until the plants generate sufficient cash flow from their operations, if ever. We may encounter unforeseen costs that could also require us to seek additional capital. Further, we have been operating at a loss and expect to increase our operating expenses significantly as we expand our operations.

The worldwide market for biofuels continued to grow in 2008 and 2009 and we have benefited from the growth of biodiesel use domestically in India as we began our operations and sales of biodiesel into the domestic Indian market in November 2008 and expect our total sales revenues from biodiesel to increase in 2009. Our sales transactions consist of sales of biodiesel to retail distributors of biodiesel in India. We receive the order and payment on the sale before distribution of the product. We sell our product primarily through outside sales brokers and partially through an outside sales force. We have not sold products on a consignment basis or to any international customers. We have the ability to generate additional revenue through the sale of glycerin, the by-product from the biodiesel production process. Glycerin can be sold in crude or refined form. We are in the process of completing a glycerin refinery at our Kakinada plant and expect it to be completed in 2009. We had no sales of glycerin in fiscal 2008 nor during the three months ended March 31, 2009. Our cost of revenues consists of feedstock, chemicals and plant overhead. Depending upon the costs of these products in comparison to the sales price of the biodiesel, our gross margins can vary from positive to negative. Overhead expenses include direct and indirect costs associated with the biodiesel production at our Kakinada plant, plant utilities, maintenance, insurance, depreciation and freight. We produced 4,097 metric tons of biodiesel in 2009 and sold 4,173 metric tons of biodiesel which was 11% of our total daily plant capacity.

In August 2008, we opened the first integrated cellulose and starch ethanol commercial demonstration facility in the United States. Our 9,000 square foot demonstration plant is capable of producing ethanol from a variety of feedstock sources, including wheat straw, corn stover, and switchgrass. Our integrated technology addresses the immediate need for commercially viable uses of non-food feedstock to complement existing feedstock sources to meet the worldwide demand for ethanol. Our strategy for the commercialization of our integrated cellulose and starch process includes: (i) acquiring existing starch (corn) plants and retrofitting them with our technology; (ii) establishing joint ventures with existing ethanol plants (including corn ethanol plants in the U.S. and sugarcane ethanol plants in Brazil and India); (iii) constructing and operating standalone cellulosic ethanol facilities; and (iv) licensing our proprietary technology to ethanol plants in the U.S., Brazil and India.

During the three months ended March 31, 2009, we operated our biodiesel in India and our cellulosic ethanol demonstration plant in Butte; however, our current operations are constrained by our limited working capital. We believe that we can continue to increase sales of biodiesel in 2009; however, the biodiesel market must continue to accept our products and the margins between the feedstock costs and the biodiesel sales price must remain positive in order for us to have positive gross margins in 2009. We expect the market for next generation cellulosic ethanol to continue to grow due to a focus toward reducing reliance on petroleum based fuel and due to increased cellulosic ethanol mandates specified by the RFS. We believe that we can begin generating revenues through the commercialization of our cellulosic ethanol technology in 2009; however, we have not been able to generate revenues from this technology thus far.

Our cash and cash equivalents balance was $108,827 as of March 31, 2009, of which $3,027 was held in our domestic entities and $105,800 was held in foreign subsidiaries. Our current ratio as of March 31, 2009 was 0.07 compared to a current ratio of .15 as of December 31, 2008. We ended March 31, 2009 with limited working capital resources and we will need to raise additional working capital in 2009 in order to achieve our goals in India and the U.S. Due to the recent global financial crisis, obtaining working capital through commercial banks or through other means is a significant challenge and we cannot be assured we will be able to obtain additional working capital and therefore be successful in 2009. Should the Company not be able to raise enough equity or debt financing, it may be forced to sell all or a portion of its existing biodiesel facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

For the three months ended March 31, 2009, $2,503,491 or 100% of our revenue was derived from the sale of biodiesel into the Indian domestic market. All revenue during 2009 is part of our India geographic segment. No revenues were recorded for the three months ended March 31, 2008.

We recognize revenue upon shipment of product as payments are generally made in advance and we do not offer any right of return . We had no accounts receivable as of March 31, 2009. Our average sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. We have several customers who take delivery of biodiesel on a daily basis. As a result, it is difficult to predict timing or size of product sales on a quarterly basis.

Cost of Revenues

For the three months ended March 31, 2009, the commodity markets proved to be more stable than they were in fiscal 2008 as evidenced by the lesser swings in the price of crude oil and in the price of feedstock such as palm oil and corn. In early January, we sold through all the feedstock purchased in 2008 and we are buying feedstock as required to support current biodiesel production. We exited the quarter ended March 31, 2009 with 342 metric tons of feedstock, or about one week’s worth of biodiesel sales, at our current quarter’s sales levels. During the three months ended March 31, 2009, we recognized $65,701 in inventory adjustments attributable to lower of cost or market valuation. All of our cost of revenues was located in our India geographic segment. No revenues nor cost of revenues were recorded for the three months ended March 31, 2008.

Expenses

Research and Development Expenses. Principal areas of spending for research and development in 2008 were for the construction, completion and operation of our integrated cellulose and starch ethanol commercial demonstration facility in Butte. In 2008, research and development spending was primarily attributable to the operation of our Butte demonstration facility. The largest component of expense for the three months ended March 31, 2009 was the $124,808 we spent on professional services primarily related to the salaries for the small team of scientists working at the Butte facility and for legal services associated with our pending patents, compared to $60,190 for the same period of the prior year. We spent $19,234 on rent, taxes and insurance on the facility as compared to $14,970 in the three month period of the prior year. We charged $17,571 of depreciation to research and development, as compared to $2,071 in the prior year. The balance of the research and development expenses in both the three months ended March 31, 2009 and 2008 were for miscellaneous office expenses and travel. All of our research and development expenses were incurred in the North America segment.

Selling, General and Administrative Expenses. Principal areas of spending for general and administrative spending are in the areas of employee compensation, professional services, travel, depreciation and office expenses, including rent.

We summarize our spending within the North America segment into eight components as follows:

	For the Three Months Ended March 31,
	2009	2008
	%	%
Salaries, wages and compensation	45	33
Supplies and services	5	2
Repair and maintenance	––	––
Taxes, insurance, rent and utilities	11	6
Professional services	33	50
Depreciation and amortization	3	3
Travel and entertainment	3	6
Miscellaneous expense	––	––
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related stock compensation. For the three months ended March 31, 2009 and 2008, the number of United States employees remained flat at 12 employees. Compensation expense decreased from $651,270 for the three months ended March 31, 2008 to $614,563 for the three months ended March 31, 2009. The decrease was principally driven by a change in the mix of employees that includes fewer executive level employees and partially offset by non-cash, stock compensation of $167,960 for the three months ended March 31, 2009 compared to non-cash, stock compensation of $119,702 recorded during the same period of 2008.

The second largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the three months ended March 31, 2009, we spent $459,962 on professional services including a non-cash stock compensation charge of $27 for stock grants to key consultants and advisors. For the three months ended March 31, 2008, we spent approximately $970,357 on professional services of which $244,761 was stock-based compensation.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. This category also includes licenses and permits as well as penalties and interest. The taxes included in this item are non-income based taxes. For the three months ended March 31, 2009 most of the $155,866 was spent on rent, utilities and insurance. This level of spending is relatively consistent with the $121,779 spent during the three months ended March 31, 2008.

During the three months ended March 31, 2009, we incurred some selling and marketing expenses related to our biodiesel sales, which consisted primarily of salaries, commissions and benefits related to sales and marketing personnel and sales brokers; travel and other out-of-pocket expenses , amortization of intangible assets related to our acquisition of Biofuels Marketing, Inc. and facilities costs and other related overhead. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will increase for the foreseeable future in absolute dollars. At this time, these costs are small and accordingly we have included them in general and administrative.

We summarize our spending within the India segment into eight components as follows:

	For the Three Months Ended March 31,
	2009	2008
	%	%
Salaries, wages and compensation	4	––
Supplies and services	31	––
Repair and maintenance	3	––
Taxes, insurance, rent and utilities	24	––
Professional services	33	––
Depreciation and amortization	––	––
Travel and entertainment	5	––
Miscellaneous expense	––	––
Total	100	––

During the early part of 2008, our India segment was fully engaged in the construction of the biodiesel plant in Kakinada, India. As such, substantially all costs associated with this segment were capitalized as costs associated with placing this asset in service. In October 2008, the plant was commissioned and operations commenced.

The largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, and technical services. For the three months ended March 31, 2009, we spent $109,304 on professional services, which includes $73,017 paid to consultants in connection with our application for a change in taxation status of our biodiesel plant from an export oriented unit to a domestic production unit (the “Domestication”).

The second largest component of selling, general and administrative expense is supplies and services, which include payments under the agreement with Secunderabad (see Note 12 – Acquisitions, Divestitures and Joint Ventures in the Notes to Consolidated Financial Statements), and office supplies and expenses. For the three months ended March 31, 2009, we spent $99,385 in this category of which $89,202 was paid to Secunderabad.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. For the three months ended March 31, 2009, we spent $76,916 in this category, of which $50,643 was for duties related to the Domestication of the biodiesel plant.

Other Income/Expense

Other income (expense) consisted of the following items:

•

On January 23, 2008, we agreed to end the joint venture with Acalmar Oils and Fats, Ltd. (“Acalmar”) including termination of Acalmar’s right to own or receive any ownership interest in the joint venture. The total cancellation price of $900,000 is reflected in our Statement of Operations as a shareholder agreement cancellation payment.

•

Interest expense is the result of debt facilities acquired by both the Company and its India subsidiary. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. We incurred interest expense of $841,804. During the same period of 2008 we incurred no interest.

•

Interest income is earned on excess cash. Due to the decrease in our cash balances over the three months ended March 31, 2009, as compared to the same period of 2008, our interest income decreased from $13,541 to $6,872.

•

Other income results from renting portions our land holdings in Sutton and Danville to local farmers.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007, and there was no impact to our financial statements. FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. Furthermore, we do not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. As of March 31, 2009 and December 31, 2008, our unrecognized tax benefits were not significant.

Liquidity and Capital Resources

Contractual Obligations

Currently, we do not have any material off-balance sheet arrangements nor do we have any material changes with respect to our contractual obligations.

Liquidity

Cash and cash equivalents, and debt at the end of each period were as follows:

	March 31, 2009	March 31, 2008
Cash and cash equivalents	$108,827	$555,754
Short and long term debt	$11,318,899	$1,712,508

The Company has experienced losses and continued to have negative cash flows through March 31, 2009. To date, our operating biodiesel plant has provided us with only minimal cash flow, and it will likely be insufficient to allow for the completion of our business plan in 2009. Funds available at March 31, 2009 are sufficient to cover less than one month of our domestic operating costs.

In order for us to continue as a going concern, we require a significant amount of additional working capital to fund our ongoing operating expenses and future capital requirements. The use of additional working capital is primarily for general and administrative expenses, the purchase of feedstock and other raw materials to operate our existing facilities and debt interest and principal payments. Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Secunderabad, who is currently providing us with working capital for our Kakinada facility. If we are unable to maintain this strategic relationship, our business may be negatively affected. In addition, the ability of Secunderabad to continue to provide us with working capital depends in part on the financial strength of Secunderabad and its banking relationships. If Secunderabad is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.

With regards to our $5,000,000 senior secured note held by Third Eye Capital ABL Opportunities Fund (which had a carrying value at March 31, 2009 of $5,157,974), we were not in compliance with the current ratio covenant for the months of November 2008 through March 2009 under the loan agreement nor were we in compliance with the stock market capitalization covenant for December 2008 through March 2009. On May 6, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) on behalf of itself and the Purchaser dated March 31, 2009. Subject to satisfaction of certain conditions the Amendment will become effective as of March 31, 2009. The failure to satisfy the conditions constitutes an Event of Default under the Agreement and in such event the Purchaser has the right to demand the immediate repayment in full in cash of all outstanding indebtedness owing to Purchaser under the note. Once the Amendment becomes effective, the Amendment provides for the extension of the maturity date of the note to December 31, 2009 and for the waiver of certain covenant defaults for a fee.  While we expect to obtain this waiver, in the event we are unable to do so, we have been accruing interest at the default interest rate under this facility of 18% during the period of default and, at the option of the lender, the indebtedness may become immediately due and payable. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to obtain this waiver will have no adverse impact on our other debt obligations. Nevertheless, the failure to obtain this waiver or the acceleration of this debt obligation as a result of this breach may have an adverse impact on our ability to obtain additional borrowings. There is no assurance that the Company will be able to obtain alternative funding in the event this debt obligation is accelerated. Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.

Planned capital expenditures in 2009 include an expected $1,000,000 to complete the pre-treatment facility and glycerin refinery at our Kakinada plant. Commitments for approximately $55,739 under construction contracts, purchase orders and other short term contracts were outstanding at March 31, 2009. We anticipate that the cash flow from our India operations will fulfill the current commitments and we expect to obtain an additional line of credit in India to provide us with the $1,000,000 required to complete our pre-treatment facility and glycerin refinery.

We may continue to deploy our management team’s combined industry, technical, merger and acquisition (“M&A”), restructuring and corporate finance expertise to target and acquire undervalued and/or distressed assets, and then apply our technology to improve the performance of those assets. We believe that our strategy offers substantial opportunity to build capital value in the current climate, particularly given (a) the present opportunity to acquire undervalued and/or underperforming assets and improve them; and (b) the medium to longer term outlook for ethanol and cellulosic ethanol as an alternative form of energy is likely to lead to under supply in 2010. To effect the planned M&A strategy in full, the Company requires access to substantial further acquisition and development finance and it is currently working with advisers with a view to securing additional financing. This may be made available through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments. In addition, the Company anticipates that it may issue share and/or loan capital to vendors as a means of securing target acquisitions and to fund development.

We intend to raise additional working capital in 2009 through some of all of the following: operating cash flows, working capital lines of credit, long-term debt facilities, joint venture arrangements and the sale of additional equity by the Company or its subsidiaries. We continue to explore different funding sources, but because of the continued unsettled state of the capital markets around the globe, the Company lacks any defined capital raising projects or specific sources of capital or commitments for the required capital. The Company, in common with most enterprises that require capital to develop and implement their strategy, are challenged by the impact the crisis in the global capital markets is having on its ability to finance its plans. To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing the business development plans of the Company. Subsequent to March 31, 2009, we drew down short term borrowings from our line of credit with

Laird Cagan totaling $394,000 to meet some of our 2009 operating costs, however, to continue operations the Company needs to secure additional near term equity or debt financing.

Historical Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2009 was $350,194 primarily from selling, general and administrative expenses of $1,703,209 and research and development of $191,614 (discussed above) offset by gross profits from operations of $185,538 and positive changes in working capital of $1,371,205.  The generation of cash from working capital arose principally from the liquidation of inventory levels, management attention to resolution of advances to vendors account, and the aging of our accounts payable. During the same three months of 2008, net cash used in operating activities was $966,738 as a result of the development of our business through general and administrative as well as sales and marketing activities.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2009 was $48,152, which consisted primarily of purchases of property, plant and equipment relating to our biodiesel facility in India. For the three months ended March 31, 2008, net cash used by investing activities consisted primarily of purchases of property, plant and equipment relating to the construction of our biodiesel facility in India and the construction of our cellulosic demonstration plant in Butte, Montana. Offsetting this amount was the $1,718,116 provided by the redemption of time deposits.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2009 and 2008 was $191,000, and 1,712,508, respectively, which consisted primarily of the proceeds from a credit facility provided by a related party (a former director and significant shareholder). As of March 31, 2009, the Company’s long-term debt included $2,288,372 outstanding under this credit facility.

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

Impairment of Long-Lived Assets

Our long-lived assets are primarily associated with our plant in Kakinada, India. In fiscal 2008, we began operation of our biodiesel plant and we continued the construction of our glycerin refinery and pre-treatment plant. The refinery and pre-treatment plant are expected to be fully operational by the third quarter of 2009. Costs for building them remained in construction-in-progress at March 31, 2009, and will be reclassified once the refinery and pre-treatment plant are fully operational and placed in service.

Additional long-lived assets consist of our two sites in Illinois and Nebraska. The land and improvements are held for development of production facilities.

We evaluate impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that these assets have been impaired and we accordingly write them down to their new fair value. Forecasts of future cash flows are critical judgments in this process and are based on our experience and knowledge of our operations and the industries in which we operate and are critical to our impairment assessments. These forecasts could be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of our customers, inflation and our ability to secure additional working capital to allow us to achieve the forecasted results.

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

There have been no indicators of impairment and no long-term asset impairment losses have been recorded in the three months ended March 31, 2009 or 2008.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measurements, however, the application of this statement may change current practice. On January 1, 2008, the Company adopted SFAS 157 and the adoption of this statement had no material effect on the Company’s financial statements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2,

“Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of adoption for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. As such, the Company adopted the provisions of SFAS 157 with respect to non-recurring fair value measurements for non-financial assets and liabilities as of January 1, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. Also in December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement will change the accounting and reporting for minority interests, which will be re-characterized as non controlling interests, classified as a component of equity and accounted for at fair value. SFAS 141(R) and SFAS 160 are effective for the Company’s 2009 financial statements. Early adoption is prohibited. The effect the adoption of SFAS 141(R) will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R). We adopted SFAS 160 as of January 1, 2009. As a result, we reclassified the 49% non-controlling interest in our subsidiary Energy Enzymes, Inc. as of December 31, 2008. Had we continued to apply the prior method of accounting for noncontrolling interests, losses incurred by this entity would have been fully attributed to the Company.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. Adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. On January 1, 2009, the Company adopted EITF 07-5 and the adoption of this statement had no material effect on the Company’s financial statements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risks

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

At March 31, 2009 we did not have any firm-price purchase commitments nor off-take arrangements with our feedstock suppliers. In order to reduce our exposure to fluctuations in feedstock prices and the price of biodiesel, at the time we enter into a purchase commitment for feedstock our goal is to also enter into an off-take arrangement for the biodiesel to be produced from that feedstock at a set price.

Foreign Currency Risk

Our foreign subsidiaries use local currencies as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the dollar/INR (Indian rupee) exchange rate. For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three months ended March 31, 2009, we recognized a loss of $674,917 arising from foreign currency translation. At March 31, 2009 we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. At March 31, 2009, we had $11,318,899 in total debt outstanding, of which $7,446,346 was fixed-rate debt and $3,872,553 was floating-rate debt. The interest rate under this facility is subject to adjustment based on the Reserve Bank of India advance rate.

Based on the amount of our floating-rate debt as of March 31, 2009, each 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $32,000. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2009 with no subsequent change in rates for the remainder of the period.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As of December 31, 2008, we concluded that we had a material weakness in our internal controls over financial reporting with respect to financial reporting at the India subsidiary as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. Beginning in the three month period ended March 31, 2009 we implemented processes to remediate this material weakness by identifying and defining non-routine and complex transactions on a regular basis and by researching, identifying, analyzing, documenting, and reviewing applicable accounting principles. Other than the implementation of the remediation measures described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

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

PART II -- OTHER INFORMATION

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

Item 1A.

Risk Factors

No change in risk factors since the Company’s Annual Report on Form 10-K filed with SEC on May 15, 2009.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities.

Under the $5 Million Note and Warrant Purchase Agreement dated May 16, 2008, as amended (the “Agreement”) with Third Eye Capital Corporation (“Agent”) and Third Eye Capital ABL Opportunities Fund (“Purchaser”), the Company was not in compliance with certain financial covenants for the months of November 2008 through March 2009. The Company has accrued interest at the default interest rate of 18% during the period of non-compliance. While we expect to obtain waivers for the covenant defaults, in the event we are unable to do so, and, at the option of the Purchaser, the indebtedness may become immediately due and payable.

On May 6, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with the Agent on behalf of itself and the Purchaser. Subject to the satisfaction of certain conditions, the Amendment will become effective as of March 31, 2009. Once the Amendment becomes effective, the maturity date of the Note is extended to December 31, 2009 and covenant defaults may be waived for a fee. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to obtain a waiver will have no adverse impact on our other debt obligations. Nevertheless, the failure to obtain a waiver or the acceleration of this debt obligation as a result of this breach may have an adverse impact on our ability to obtain additional borrowings. There is no assurance that the Company will be able to obtain alternative funding in the event this debt obligation is accelerated. Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

Compensatory Arrangements of Certain Officers

Effective for the pay period ended February 28, 2009, Scott Janssen, Chief Financial Officer and Andrew Foster, President and COO of our American Ethanol division, voluntarily accepted compensation deferral for all of their salary, except that portion mandated by the Federal Wage and Hour laws.

Item 6.

Exhibits.

10.1

Amendment No. 3 and Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2009, between AE Biofuels, Inc. and Third Eye Capital Corporation as Agent (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 12, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2009

AE Biofuels, Inc.

By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)