Form 10-K/A
period 2008-12-31
AE Biofuels, Inc.
filed 2009-05-20
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

AE Biofuels, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to file Exhibits 10.10, 10.11 and 14 and to correct certain formatting errors on Pages 69 and 70 in the financial statements. Except as discussed above, we have not modified or updated disclosures presented in the original annual report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced therein. References to this Annual Report on Form 10-K herein shall refer to the Annual Report on Form 10-K originally filed on May 15, 2009, as amended by this Amendment No. 1.

Item 15.

Exhibits and Financial Statement Schedules.

Index to Exhibits

Exhibit	Description
2.1

Amended and Restated Agreement and Plan of Merger By and Among Marwich II, Ltd., a Colorado corporation, Marwich II Ltd., a Nevada corporation, AE Biofuels, Inc., a Nevada corporation and American Ethanol, Inc., a Nevada corporation dated as of July 19, 2007 (1)

2.2	Agreement and Plan of Merger by and between Marwich II, Ltd., a Colorado corporation, and Marwich II, Ltd., a Nevada corporation dated July 19, 2007 (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (3)
3.3	Certificate of Designation of Series B Preferred Stock (3)
3.4	Certificate of Amendment to Articles of Incorporation (2)
4.1	Specimen Common Stock Certificate (3)
4.2	Specimen Series B Preferred Stock Certificate (3)
4.3	Form of Common Stock Warrant (3)
4.4	Form of Series B Preferred Stock Warrant (3)
10.1	Amended and Restated 2007 Stock Plan (4)
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement (4)
10.3	Amended and Restated Registration Rights Agreement, dated February 28, 2007 (3)
10.4	Executive Chairman Agreement, dated January 30, 2006 with Eric A. McAfee (3)
10.7	Executive Employment Agreement, dated May 22, 2007 with Andrew Foster (3)
10.8	Sublease, dated August 20, 2007, by and between Navio Systems, Inc. and American Ethanol, Inc. (3)
10.9	First Addendum to Sublease, dated September 6, 2007 by and between Navio Systems, Inc. and American Ethanol, Inc. (3)
10.10	Executive Employment Agreement, dated June 17, 2008 with Scott A. Janssen
10.11	Executive Employment Agreement, dated September 1, 2007 with Sanjeev Gupta
10.12	Agreement of Loan for Overall Limit(5)
10.13	Deed of Guarantee for Overall Limit(5)
10.14	$5 million Note and Warrant Purchase Agreement dated May 16, 2008 among Third Eye Capital Corporation, as Agent; the Purchasers; and AE Biofuels, Inc., including the form of Note(6)
10.15	Agreement with TIC – The Industrial Company (2)
14	Code of Ethics
21.1	Subsidiaries of the Registrant(7)
24	Power of Attorney (see signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
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

7.

Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on May 15, 2009.

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

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, mandatorily redeemable Series B preferred stock, short and long-term debt and long-term debt (related party). Cash and cash equivalents are carried at fair value as discussed in Note 19. The Company is unable to estimate the fair value of the mandatorily redeemable Series B preferred stock due to the contingent nature of the ultimate settlement of this liability. The carrying value of the Company’s short-term debt approximates fair value due to the short-term maturity of this instrument, which absent an amendment to the existing loan agreement, matures in May 2009. The Company’s long-term debt carrying value approximates fair value based upon the borrowing rates currently available to the Company for bank loans in India with similar terms and maturities. The Company is also unable to estimate the fair value of the long-term debt (related party) due to the unsecured nature of this loan and the lack of comparable available credit facilities.

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

Options outstanding that have vested or are unvested of December 31, 2008 are as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value1
Vested	1,511,751	$3.12	5.72	$—
Unvested	997,749	$3.44	4.54	—
Total	2,509,500	$3.24	5.09	$—

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

———————

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

Date: May 19, 2009

AE Biofuels, Inc.

/s/ ERIC A. MCAFEE
Eric A. McAfee
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric A. McAfee and Scott A. Janssen, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ERIC A. MCAFEE	Chairman/Chief Executive Officer	May 19, 2009
Eric A. McAfee	(Principal Executive Officer and Director)

/s/SCOTT A. JANSSEN	Chief Financial Officer	May 19, 2009
Scott A. Janssen	(Principal Financial and Accounting Officer)

**	Director	May 19, 2009
Michael Peterson

**	Director	May 19, 2009
Harold Sorgenti

**	Director	May 19, 2009
John R. Block

** Power of Attorney
By: /s/ Eric A. McAfee
Eric A. McAfee, as attorney in fact

EXHIBIT INDEX

Exhibit	Description

10.10	Executive Employment Agreement, dated June 17, 2008 with Scott A. Janssen

10.11	Executive Employment Agreement, dated September 1, 2007 with Sanjeev Gupta

14	Code of Ethics

24	Power of Attorney (see signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

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