Form 10-Q
period 2009-06-30
AE Biofuels, Inc.
filed 2009-08-07
CIK 738214

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009

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

Large accelerated filer ☐     Accelerated filer  ☑     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of shares outstanding of the registrant’s Common Stock on August 4, 2009 was 86,171,532.

AE BIOFUELS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2009

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

25

Item 3.

Quantitative and Qualitative Disclosures about Market Risks

37

Item 4.

Controls and Procedures

38

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

40

Item 1A.

Risk Factors

40

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

40

Item 3.

Defaults Upon Senior Securities

40

Item 4.

Submission of Matters to a Vote of Security Holders

41

Item 5.

Other Information

41

Item 6.

Exhibits

41

SIGNATURES

42

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K and 10-K/A. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to AE Biofuels, Inc.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AE BIOFUELS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,330	$377,905
Inventories	1,597,404	1,049,583
Prepaid expenses	29,937	110,581
Other current assets	726,534	438,703
Total current assets	2,378,205	1,976,772

Property, plant and equipment, net	20,500,857	21,236,604
Intangible assets	––	33,333
Other assets	38,600	289,990
Total assets	$22,917,662	$23,536,699
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,968,611	$2,829,117
Short term borrowings, net of discount	6,303,601	4,504,062
Registration rights liability	––	1,807,748
Mandatorily redeemable Series B Preferred stock	1,750,002	1,750,002
Other current liabilities	1,605,099	1,616,259
Current portion of long term debt	4,150,137	816,738
Total current liabilities	17,777,450	13,323,926
Long term debt, net of discount	––	3,174,275
Long term debt (related party)	2,978,817	2,044,691
Commitments and contingencies (Notes 2,4,7,8,9,14,16 and 18 )
Stockholders' equity:
AE Biofuels, Inc. stockholders’ equity
Series B Preferred stock - $.001 par value - 7,235,565 authorized; 3,330,725 and 3,451,892 shares issued and outstanding, respectively (aggregate liquidation preference of $9,992,175 and $10,355,676, respectively)	3,331	3,452
Common Stock - $.001 par value 400,000,000 authorized; 86,171,532 and 85,643,709 shares issued and outstanding, respectively	86,171	85,643
Additional paid-in capital	36,498,540	34,238,925
Accumulated deficit	(32,643,087)	(27,831,340)
Accumulated other comprehensive income	(1,607,307)	(1,502,873)
Total AE Biofuels, Inc. stockholders equity	2,337,648	4,993,807
Noncontrolling interest	(176,253)	––
Total stockholders' equity	2,161,395	4,993,807
Total liabilities and stockholders' equity	$22,917,662	$23,536,699

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended		For the three months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	$3,497,953	$––	$994,462	$––

Cost of goods sold	3,415,710	––	1,097,757	––

Gross profit	82,243	––	(103,295)	––

Research and development	241,574	512,056	49,960	387,708
Selling, general and administrative expenses	3,423,747	5,619,348	1,720,538	3,657,343

Operating loss	(3,583,078)	(6,131,404)	(1,873,793)	(4,045,051)

Other income / (expense)
Interest income	12,961	32,486	6,089	18,945
Interest expense	(1,444,498)	(253,019)	(602,694)	(253,019)
Other income, net of expenses	28,277	42,161	12,528	6,200
Share agreement cancellation payment	––	(900,000)	––	––
Registration rights payment	––	(2,274,402)	––	––

Loss before income taxes	(4,986,338)	(9,484,178)	(2,457,870)	(4,272,925)

Income taxes	(1,662)	(21,560)	(1,662)	––

Net loss	(4,988,000)	(9,505,738)	(2,459,532)	(4,272,925)
Less: Net loss attributable to the noncontrolling interest	(176,253)	––	(56,548)	––
Net loss attributable to AE Biofuels, Inc.	$(4,811,747)	$(9,505,738)	$(2,402,984)	$(4,272,925)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(104,434)	(1,446,658)	570,483	(1,190,836)
Comprehensive loss, net of tax	(5,092,434)	(10,952,396)	(1,889,049)	(5,463,761)
Comprehensive loss attributable to the noncontrolling interest	––	––	––	––
Comprehensive loss attributable to AE Biofuels, Inc.	$(5,092,434)	$(10,952,396)	$(1,889,049)	$(5,463,761)

Loss per common share attributable to AE Biofuels, Inc.
Basic and dilutive	$(0.06)	$(0.11)	$(0.03)	$(0.05)
Weighted average shares outstanding
Basic and dilutive	86,045,019	84,446,694	86,171,532	84,218,529

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2009	June 30, 2008
Operating activities:
Net loss	$(4,988,000)	$(9,505,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	452,274	1,561,043
Expired land options	40,000	124,536
Amortization and depreciation	366,865	108,977
Inventory provision	234,173	––
Amortization of debt discount	495,938	165,317
Accrued interest expense	503,441
Registration rights obligation	––	2,274,402
Changes in assets and liabilities:
Accounts receivable	––	9,490,481
Inventory	(750,595)	––
Prepaid expenses	80,661	(91,190)
Other current assets and other assets	475,305	(1,586,041)
Accounts payable	1,120,120	(8,924,355)
Other liabilities	(9,271)	2,362,968
Income taxes payable	––	290
Net cash used in operating activities	(1,979,087)	(4,019,310)

Investing activities:
Purchase of property, plant and equipment	(83,034)	(4,155,864)
Sales of time deposits	––	2,568,216
Cash restricted by letter of credit	––	500,000
Net cash used in investing activities	(83,034)	(1,087,648)

Financing activities:
Proceeds from borrowings under related party credit facility	841,000	5,044,732
Payments of borrowings under related party credit facility	(25,000)	––
Proceeds under working capital facility	942,312	––
Payments under working capital facility	(224,360)	––
Payments under debt facility	90,407	––
Proceeds from sale of preferred stock, net of offering costs	––	10
Net cash provided by financing activities	1,624,359	5,044,742
Effect of exchange rate changes on cash and cash equivalents	84,187	(21,532)
Net cash decrease for period	(353,575)	(83,748)
Cash and cash equivalents at beginning of period	377,905	720,402
Cash and cash equivalents at end of period	$24,330	$636,654
Supplemental disclosures of cash flow information, cash paid during the three months for:
Interest	215,037	––
Income taxes, net of refunds	––	––
Supplemental disclosures of cash flow information, non-cash transactions during the three months for:
Settlement of registration rights liability through issuance of stock	1,807,748	––

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

The Company is an international biofuels company focused on the development, acquisition, construction and operation of next-generation fuel grade ethanol and biodiesel facilities, and the distribution, storage, and marketing of biofuels. The Company began selling fuel grade biodiesel from its production facility in Kakinada, India in November 2008 and began operating a cellulosic ethanol commercial demonstration facility in Butte, Montana in August 2008.

Development Stage Enterprise. The Company prepared its statements in accordance with the Development Stage Enterprise guidance as specified in SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS 7”) until October 1, 2008, when planned principal operations commenced.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets as of June 30, 2009, the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited. The consolidated balance sheet as of December 31, 2008 was derived from the 2008 audited consolidated financial statements and notes thereto. The consolidated financial statements in this report should be read in conjunction with the 2008 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited interim consolidated financial statements as of June 30, 2009 and 2008 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated financial statements for the three and six months ended June 30, 2009 and 2008 have been prepared on the same basis as the audited consolidated statements as of December 31, 2008 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Reclassifications. Certain prior year amounts were reclassified to conform to current year presentation. These reclassifications had no impact on previously reported net loss or accumulated deficit.

Revenue Recognition. The Company recognizes revenue when products are delivered, the price is fixed or determinable and collection is reasonably assured. This typically occurs upon shipment as payments are generally made in advance and products are sold without the right of return.

Cost of Goods Sold. Cost of goods sold include those costs directly associated with the production of revenues, such as raw material purchases, factory overhead, and other direct production costs.

Research and Development. Research and development costs are expensed as incurred, unless they have alternative future uses to the Company.

General and Administrative. General and administrative expenses include those costs associated with the general operations of our business such as: compensation, rent, consultants, and travel related to executive, legal and financial functions.

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

Long-Lived Assets. The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which requires recognition of impairment of long-lived assets wheneverevents or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the net present value of estimated future cash flows.

Basic and Diluted Net Loss per Share. Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive. Basic loss per share includes the vested portion of restricted stock grants. Unvested restricted stock grants are included only in the fully diluted net loss per share calculation. As the Company incurred net losses for the three months ended June 30, 2009 and 2008, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three months ended June 30, 2009 and 2008:

	For the six months ended		For the three months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Series B preferred stock	3,346,191	6,340,262	3,330,725	6,195,417
Series B warrants	443,853	719,068	443,853	719,068
Common stock options and warrants	3,097,367	4,379,327	3,625,547	4,529,654
Unvested restricted stock	16,575	499,451	––	423,626
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	6,903,986	11,938,108	7,400,125	11,867,765

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

Foreign Currency Translation/Transactions. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income (loss), net. The functional currency is the local currency for all non-U.S. subsidiaries.

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). This statement changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. Also in December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests, classified as a component of equity and accounted for at fair value. SFAS 141(R) and SFAS 160 are effective for the Company’s 2009 financial statements. Early adoption is prohibited. The effect the adoption of SFAS 141(R) has had and will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R). We adopted SFAS 160 as of January 1, 2009. As a result, we reclassified the 49% non-controlling interest in our subsidiary Energy Enzymes, Inc., prospectively. Had we continued to apply the prior method of accounting for noncontrolling interests, losses incurred by this entity would have been fully attributed to us.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them during the period ended June 30, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements. See Note 17 Fair Value Measurement.

In April 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance in estimating fair value under statement No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions during the period ended June 30, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions during the period ended June 30, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 modifies the definition of what qualifies as a subsequent event to be those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for the period ended June 30, 2009. See Note 18.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification to our disclosures beginning with our report for the period ended September 30, 2009. As Codification is not intended to change the existing accounting guidance, its adoption will not have an impact on our financial statements.

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

The Company has produced minimal gross profit, has less than one month of cash, has incurred losses from inception through June 30, 2009 and has negative working capital (current assets less current liabilities) of $15,399,243. The Company has raised approximately $31.8 million to date through the sale of preferred stock and approximately $11.5 million through debt facilities. An additional $2 million of cash has been generated through the sale of its subsidiary, Wahoo Ethanol, LLC, with an additional $8 million through the dissolution of the Sutton Ethanol Joint venture. The Company will have to raise significantly more capital and secure a significant amount of debt to complete its business plan and continue as a going concern. The Company has one biodiesel production facility in operation that began selling biodiesel into the domestic Indian market in November 2008. Although the biodiesel plant provides some cash flow to the Company it will likely be insufficient to allow for the completion of our business plan in fiscal 2009.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management believes that it will be able to raise additional capital through equity offerings and debt financings. Should the Company not be able to raise enough capital it may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value and incur impairment related to these assets to generate cash to continue the Company’s business plan or possibly discontinue our operations. Until such additional capital is raised, the Company is dependent on financing from a related party. The Company has also arranged extended terms with our trade creditors. The Company’s goal is to raise additional funds needed to construct and operate next generation ethanol and biodiesel facilities through stock offerings and debt financings. There can be no assurance that additional financing will be available on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

3. Inventory.

Inventory consists of the following:

	June 30, 2009	December 31, 2008
Raw materials	$626,739	$674,069
Work-in-progress	130,624	53,251
Finished goods	840,041	322,263
Total inventory	$1,597,404	$1,049,583

For the three and six months ended June 30, 2009 the Company expensed $196,406 and $234,173, respectively, in connection with the write-down of inventory to reflect market value below cost. During the three and six months ended June 30, 2008 the Company incurred no expense in connection with write down of inventory to reflect market value below cost.

4. Property, Plant and Equipment.

Property, plant and equipment consist of the following:

	June 30, 2009	December 31, 2008
Land	$3,658,905	$3,656,676
Buildings	11,848,450	12,445,883
Furniture and fixtures	81,532	73,983
Machinery and equipment	546,082	618,487
Construction in progress	4,924,374	4,648,149
Total gross property, plant & equipment	21,059,343	21,443,178
Less: accumulated depreciation	(558,486)	(206,574)
Total net property, plant and equipment	$20,500,857	$21,236,604

For the three and six months ended June 30, 2009 the Company recorded $190,293 and $359,715, respectively, in depreciation expense. During the three and six months ended June 30, 2008 the Company recorded $5,660 and $8,719, respectively in depreciation expense.

Components of construction in progress include $2,870,425 related to our India biodiesel pretreatment and glycerin facility (expected to be placed in service during 2009) and $2,053,949 related to the development of our Sutton property (held for future development of a next generation cellulosic ethanol facility). The estimated cost to complete construction of the pretreatment and glycerin facility is $1,000,000. Commitments for approximately $22,328 under construction contracts, purchase orders and other short term contracts were outstanding at June 30, 2009.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Other Assets.

Other assets consists of foreign input tax credits, restricted cash, payments for land options for possible future ethanol plants, supplier deposits and other prepayments.

	June 30, 2009	December 31, 2008
Current
Short term deposits	$46,663	$235,119
Foreign input credits	333,457	112,925
Land options	––	40,000
Restricted cash	272,138	––
Other	74,276	50,659
Total other current assets	$726,534	$438,703
Long Term
Restricted cash	––	267,600
Deposits	38,600	22,390
Total other assets	$38,600	$289,990

The Company acquired options to purchase land in various locations in Nebraska and Illinois. These options gave the Company the right to buy specific property for a set price per acre and typically ended in one to two years. As of December 31, 2008, the Company had one option to purchase land in Illinois for $934,000. This option expired in May 2009, and was expensed during the three months ended March 31, 2009 upon management’s determination not to renew. For the three and six months ended June 30, 2009, the Company expensed options that ended or were released in the amount of $40,000. For the three and six months ended June 30, 2008, the Company expensed options that ended or were released in the amount of $124,536.

6. Intangible Assets.

Intangible assets consist of purchased customer lists (acquired in 2007 in connection with the acquisition of Biofuels Marketing, Inc. discussed in Note 12 below), which have been amortized over an estimated useful life of 18 months. The intangible assets have a cost basis of $300,000 and a net carrying amount of $0 and $33,334 at June 30, 2009 and December 31, 2008, respectively. For the three and six months ended June 30, 2009, the Company recorded amortization of $0 and $33,334, respectively. For the three and six months ended June 30 2008, the Company recorded amortization of $50,000 and $100,000, respectively.

7. Debt.

Debt consists of the following:

	June 30, 2009	December 31, 2008
Revolving line of credit (related party)	$2,978,817	$2,044,691
Secured term loan, net of unamortized discount	––	3,991,013
Less: current portion	––	(816,738)
Total long term debt	2,978,817	5,218,966
Senior secured note, including accrued interest of $259,173	6,303,601	4,504,062
Current portion of long term debt	4,150,137	816,738
Total current debt	10,453,738	5,320,800
Total debt	$13,432,555	$10,539,766

Senior secured note. On May 16, 2008, Third Eye Capital ABL Opportunities Fund (“Purchaser”) purchased a 10% senior secured note in the amount of $5 million along with 5 year warrants exercisable for 250,000 shares of common stock at an exercise price of $3.00 per share. The note is secured by first-lien deeds of trust on real property located in Nebraska and Illinois, by a first priority security interest in equipment located in Montana, and a

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

guarantee of $1 million by McAfee Capital LLC (owned by Eric McAfee and his wife). Interest on the note accrues on the unpaid principal balance and is payable on the first business day of each quarter beginning on July 1, 2008. The Company may prepay all or any portion of the outstanding principal amount of the note at any time. Prior to the note maturing on May 15, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) on behalf of itself and the Purchaser dated March 31, 2009. Subject to satisfaction of certain conditions, which have not been met as of June 30, 2009, the Amendment will become effective as of March 31, 2009. As the Amendment is not effective as of June 30, 2009 as we were unable to execute the conditions of effectiveness of the Amendment, the interest rate under this facility has been accrued at the default interest rate, which is 18% through June 30, 2009. Once the Amendment becomes effective, the Amendment provides for the extension of the maturity date of the note to December 31, 2009 and for the waiver of certain covenant defaults for a fee. Under the Amendment, the Company has also agreed to provide Agent additional collateral as security for the note and has agreed to amend the exercise price of the warrants issued to a price equal to the volume weighted average trading price of a share of Common Stock of the Company for the twenty trading days immediately preceding the date of this Amendment.

Under the note, the Company has two financial covenants, a stock market capitalization covenant and a current ratio covenant. The stock market capitalization covenant requires the Company to maintain an aggregate dollar market value of at least $100,000,000 as of the end of each month through March 31, 2009 and under the Amendment, at least $5,000,000 as of the end of April and May 2009 and $7,000,000 as of the end of June 2009. This calculation is performed by multiplying the stock price at the end of each month by the aggregate shares outstanding. The current ratio covenant requires the Company to maintain a ratio of at least 1.10:1 exclusive of the indebtedness under the note and the registration rights liability. This calculation is performed by first adjusting the current liabilities by the amount of the note and the registration rights liability, then by applying this denominator to the current assets numerator. The calculations as of June 30, 2009 are as follows:

June 30, 2009
Aggregate shares outstanding	89,502,257
Share price	$0.165
Market capitalization	$14,767,872
Covenant requirement	$100,000,000

June 30, 2009
Total current assets	$2,378,205
Total current liabilities	17,777,450
Less: registration rights liability	––
Less: 10% senior secured notes	(5,562,179)
Total current liabilities for current ratio	$12,215,271
Current ratio	0.19
Covenant requirement	1.10

The Company was not in compliance with the current ratio or stock market capitalization covenant for the months of November 2008 through June 2009 under the loan agreement.

Once the Amendment becomes effective, we are able to obtain waivers for the covenant default by remitting a waiver fee of $10,000 per occurrence of default. The Amendment was not effective as of June 30, 2009 as we were unable to execute the conditions of effectiveness of the Amendment; accordingly, the interest rate under this facility has been accrued at the default interest rate, which is 18%, during the period of default. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to execute the conditions of effectiveness of the Amendment will have no adverse impact on our other debt obligations. Nevertheless, the failure to execute the effectiveness of the Amendment may have an adverse impact on our ability to obtain additional borrowings. There is no assurance that the Company will be able to obtain alternative funding in the event the Amendment does not become effective. Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A discount to the note was recorded based on the relative fair value of the 250,000 warrants issued with the note. For purposes of the relative fair value allocation, the warrants were valued using a Black-Scholes valuation with the following assumptions: five year term, volatility of 58.7%, no dividends and a risk free interest rate of 3.66%. The fair value of the note was estimated using a discounted cash flow analysis. The resulting relative fair value of the warrants of $822,500, combined with a discount of $500,000 related to cash issuance costs, will be amortized over one year, the term of the note. For the three and six months ended June 30, 2009, the Company recorded amortization of this discount in the amount of $165,312 and $495,938, respectively.

Secured term loan. On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), a wholly-owned subsidiary, entered into a six year secured term loan with the State Bank of India with an overall limit in the amount of approximately $6 million. The term loan matures in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada. In July 2008 we drew approximately $4.6 million against the secured term loan. The loan principal amount is repayable in 20 quarterly installments of approximately $250,000, using exchange rates on June 30, 2009, with the first installment due in June 2009 and the last installment payment due in March 2014. The interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate and is currently 12.50%.

The first principal payment scheduled for June 2009 was not made and in the event of default of payment of any installment of principal payments, the term loan provides for liquidating damages at a rate of 2% per annum for the period of default. The default period began on July 1, 2009 when the principal payment was deemed past due; therefore, we have accrued for the liquidating damages for the period of default in July and August. Additional provisions of default include the bank having the unqualified right to disclose or publish our company name and our directors names as defaulter in any medium or media. At the bank’s option, it may also demand payment of the balance of the loan since the principal payments are in default in July 2009 so we have classified the entire loan amount as current. As of the date of this filing, we have not received notice of demand payment of the balance of the loan.

Revolving line of credit – related party. On November 16, 2006, the Company entered into a short-term loan agreement with a former member of the Company’s board of directors. In 2008 this short-term loan agreement was amended to convert the facility into a revolving line of credit with a credit limit of $3,000,000. In addition, the maturity date of the credit facility was extended to January 31, 2011. At June 30, 2009, a total of $2,978,816, including accrued interest, was outstanding under this credit facility which accrues interest at 10% interest per annum. All outstanding principal and accrued interest is due and payable on January 31, 2011.

8. Operating Leases.

The Company, through its subsidiaries, has non-cancelable operating leases for office space in various worldwide locations and the property housing our cellulosic demonstration facility in Butte, Montana. These leases expire at various dates through May 31, 2012. The operating lease for the cellulosic demonstration facility grants the Company the right to purchase the underlying land and building at the end of each lease year. The Company records rent expense on a straight line basis.

Future minimum operating lease payments as of June 30, 2009, are:

Rental Payments
2009	$169,920
2010	260,542
2011	411,920
2012	130,610
Total	$972,992

For the three and six months ended June 30, 2009, the Company recorded $65,732 and $133,295, respectively, in rent expense.  During the three and six months ended June 30, 2008, the Company recorded $72,132 and $163,286, respectively in rent expense.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Stockholders’ Equity.

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and 65,000,000 shares of preferred stock, $0.001 par value, of which 7,235,565 shares were designated Series B preferred stock, 3,330,725 shares of which were outstanding as of June 30, 2009.

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Conversion. Holders of Series B preferred stock have the right, at their option at any time, to convert any shares into common stock. Each share of preferred stock will convert into one share of common stock, at the current conversion rate. The conversion ratio is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like. In addition, at such time as the Registration Statement covering the resale of the shares of common stock is issuable, then all outstanding Series B preferred stock shall be automatically converted into common stock at the then effective conversion rate. For the three months ended June 30, 2009, no shares of Series B preferred stock were converted into shares of common stock.

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

In February 2009, in full settlement of the $1,807,748 registration right liability, the Company issued a total of 406,656 shares of its common stock to eligible shareholders resulting in a reduction of the liability and a corresponding increase in additional paid in capital and common stock.

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

Common Stock

On October 6, 2008, the Company and TIC cancelled their Strategic Alliance Agreement and TIC agreed to return 4,000,000 shares of the Company’s common stock for a total payment of $500,000 by the Company of which $234,419 was paid to TIC upon the parties’ entry into the agreement and $265,581 was payable on or before December 30, 2008. Upon cancellation of the agreement, TIC returned 1,880,000 shares and will return the remaining 2,120,000 shares upon the receipt of the final payment. In the event the final payment is not received on or before December 30, 2008, interest shall begin to accrue at the annual rate of 18% until paid in full. At June 30, 2009, the Company had not made the payment required under the agreement. As of June 30, 2009, the Company accrued interest of $24,561 related to this obligation.

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

A summary of warrant activity for placement warrants for 2009 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2008	666,587	$3.00	666,587	3.45
Granted	––	––
Exercised	––	––
Outstanding, June 30, 2009	666,587	3.00	666,587	3.20

AE BIOFUELS, INC.

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

Warrants

In May 2008, we issued 250,000 common stock warrants to Third Eye Capital in connection with the sale of a 10% senior secured note. These warrants are immediately exercisable at $3.00 per share. Upon effectiveness of the May 6, 2009 amendment and limited waiver, the Company has agreed to amend the exercise price of the warrants issued to a price equal to the volume weighted average trading price of a share of Common Stock of the Company for the twenty trading days immediately preceding the date of this Amendment. See Note 7 above.

In February 2007, we issued 5,000 warrants to a consultant as compensation for services rendered. These warrants are immediately exercisable at $3.00 per share.

11. Stock-Based Compensation.

Common Stock Reserved for Issuance

We authorized the issuance of 4,882,410 shares under the 2007 Stock Plan for stock option awards, which includes both incentive and non-statutory stock options. Options granted under the Plan generally expire five years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting. Shares issued upon exercise before vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option.

The following is a summary of options granted under the 2007 Stock Plan:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2008	1,490,500	2,509,500	$3.24
Authorized	882,410	––
Granted	(2,784,000)	2,784,000	$0.16
Exercised	––	––	––
Forfeited	620,000	(620,000)	3.20
Balance as of June 30, 2009	208,910	4,673,500	$1.57

At June 30, 2009, the weighted average remaining contractual term is 4.70 years. The aggregate intrinsic value of the shares outstanding at June 30, 2009 is $0. The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price at June 30, 2009 of $0.16, over the options holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of these awards at June 30, 2009 is $1.85. Options vested and exercisable at June 30, 2009 were 2,650,423 with a weighted average exercise price of $1.41.

Included in the table above are 627,000 options issued to consultants in November 2007, June 2008 and May 2009. These options had an exercise price of $3.00, $3.70 and $0.16, respectively, and generally vest over 3 years. At June 30, 2009 the weighted average remaining contractual term was 3.64 years. The Company recorded an expense for the three and six months ended June 30, 2009 in the amount of $27 and $3,270, respectively, which reflects periodic fair value remeasurement of outstanding consultant options under Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments that are issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”). The valuation using the Black-Scholes-Merton model is based

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in EITF 96-18.

Valuation and Expense Information under SFAS 123(R)

The Company incurred non-cash stock compensation expense of $284,287 and $452,274 for the three and six months ended June 30, 2009, respectively, for options granted to our general and administrative employees and consultants. Of the non-cash stock compensation expense for the three and six months ended June 30, 2009, $37,500 and $75,000, respectively, was attributable to stock granted to an officer pursuant to the acquisition of Biofuels Marketing, Inc. discussed in Note 12 – Acquisitions, Divestitures and Joint Ventures below. Therefore all stock option expense was classified as general and administrative expense.

As of June 30, 2009, total unrecognized compensation expense under FAS 123R was $591,219, net of estimated forfeitures, which the Company will amortize over the next five fiscal years.

In January 2006, the Company issued certain employees 4,400,000 shares of common stock at $0.0025 per share in the form of restricted stock awards in connection with employment agreements under restricted unit purchase agreements. These shares were issued as an incentive to retain key employees and officers and vest over 3 years.

The following table summarizes the Company’s repurchase rights under these agreements:

	Number of Shares	Weighted Average Grant Date Fair Value
Repurchasable shares as of December 31, 2008	250,000	0.0025
Vested	(250,000)	(0.0025)
Forfeited	––	––
Repurchasable shares as of June 30, 2009	––	$––

12. Acquisitions, Divestitures and Joint Ventures.

Marketing Company Acquisition. On September 1, 2007, we acquired Biofuels Marketing, Inc., a Nevada corporation, in exchange for 200,000 shares of common stock valued at $3.00 per share. Of the shares issued, 50% were contingent upon the continued employment of the President of Biofuels Marketing through August 31, 2009, and are accounted for as compensation expense as earned. Of the purchase price, $300,000 was assigned to the primary asset acquired, which was a customer list, which was amortized over 18 months.

Technology Company Formation. On February 28, 2007, we acquired a 51% interest in Energy Enzymes, Inc. We have the right to acquire the remaining 49% for 1,000,000 shares of our common stock upon the fulfillment of certain performance milestones. The performance milestones had not been met as of June 30, 2009. In accordance with SFAS 160, we attributed net loss to Energy Enzymes, Inc. beginning at the date of adoption of SFAS 160 in our consolidated statement of operations and recorded the minority interest to non-controlling interest in the stockholders equity section of our balance sheet. The equity attributable to the Company and to the noncontrolling interest in Energy Enzymes, Inc. are as follows:

	For the six months ended June 30, 2009			For the six months ended June 30, 2008
	Parent	Noncontrolling Interest	Consolidated	Parent	Noncontrolling Interest	Consolidated
December 31, Accumulated deficit	$(1,426,633)	$––	$(1,426,633)	$(257,760)	$––	$(257,760)
Attributable net loss	(243,447)	(176,253)	(419,700)	(136,856)	––	(136,856)
June 30, Accumulated deficit	$(1,670,080)	$(176,253)	$(1,846,333)	$(394,616)	$––	$(394,616)

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating Agreement. In November 2008, we entered into an operating agreement with Secunderabad Oils Limited. Under this agreement Secunderabad agreed to provide us with plant operational expertise on an as-needed basis and working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility. Working capital advances bear interest at the actual bank borrowing rate of Secunderabad. In return, we agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit. In the event that our biodiesel facility operates at a loss, Secunderbad owes the Company 30% of the losses.  The agreement can be terminated by either party at any time without penalty. During the three and six months ended June 30, 2009 the Company paid Secunderabad approximately $10,427 and $80,134, respectively, under the agreement and approximately $6,240 and $7,446, respectively, in interest for working capital funding. At June 30, 2009 and December 31, 2008 the Company had $792,324 and $0 outstanding under this agreement, respectively, and included as current short term borrowings on the balance sheet.

13. Segment Information.

Summarized financial information by reportable segment for the three and six months ended June 30, 2009, based on the internal management system, is as follows:

Statement of Operations Data	For the three months ended June 30, 2009	For the six months ended June 30, 2009
Revenues
India	$994,462	$3,497,953
North America	––
Other	––
Total revenues	$994,462	$3,497,953

Cost of goods sold
India	$1,097,757	$3,415,710
North America	––
Other	––
Total cost of goods sold	$1,097,757	$3,415,710

Gross profit
India	$(103,295)	$82,243
North America	––
Other	––
Total gross profit	$(103,295)	$82,243

During the three and six months ended June 30, 2009 all of our revenues were from sales to external customers in our India segment.

Balance Sheet Data	June 30, 2009
Total Assets
India	$17,460,289
United States	5,382,142
Other	75,231
Total Assets	$22,917,662

Two customers represented 37% of our sales for the three months ended June 30, 2009. One customer represented 23% of our sales for the six months ended June 30, 2009. No other single customer represented more than 10% of our revenues during this period.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Related Party Transactions.

Laird Cagan, a former member of the Company’s board of directors and a significant stockholder, provides the Company a $3,000,000 revolving line of credit. At June 30, 2009, a total of $2,753,492 plus accrued interest of $225,325 was outstanding under this credit facility which accrues interest at 10% interest per annum. All outstanding principal and accrued interest is due and payable on January 31, 2011.

The Company and Eric A. McAfee, the Company's Chief Executive Officer and Chairman of the board of directors, are parties to an agreement pursuant to which the Company pays Mr. McAfee a monthly salary of $10,000 per month for services rendered to the Company as its President and CEO. For each of the three and six months ended June 30, 2009 and 2008, the Company paid or accrued Mr. McAfee $30,000 and $60,000, respectively, pursuant to this agreement. As of June 30, 2009, the Company owes Mr. McAfee $100,000 under the terms of this agreement.

The Company and CM Consulting are parties to an agreement pursuant to which the Company reimbursed CM Consulting for a minimum of 20 hours per month of time on an aircraft owned by CM Consulting until February 2008. The Company paid an upfront fee of $360,000 in February 2006 for 24 months of usage. The contract expired in February 2008. The Company expensed $30,000 of this rental fee for the three months ended June 30, 2008. Eric A. McAfee, a director, officer and significant shareholder of the Company owns 50% of CM Consulting.

The Company and Cagan McAfee Capital Partners are parties to an agreement pursuant to which Cagan McAfee Capital Partners provides administrative and advisory services for a monthly fee of $15,000 plus expense reimbursement to the Company. For the three and six months ended June 30, 2009, the Company paid Cagan McAfee Capital Partners $45,418 and $101,089, respectively. For the three and six months ended June 30, 2008, the Company paid Cagan McAfee Capital Partners $10,995 and $89,327, respectively. Eric A. McAfee, an officer and member of the Company’s board of director and Laird Cagan, a former of the Company’s board of directors, together own 100% of Cagan McAfee Capital Partners. The contract expired in January 2009. As of June 30, 2009, the Company owes CMCP $209,866 under the terms of this agreement.

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

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries. At June 30, 2009, these undistributed losses totaled approximately $3,600,980. If any future earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and U.S. loss provision, we do not believe the net unrecognized U.S. deferred tax liability is material.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no impact on our financial statements. FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts.

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

On June 2, 2008 the case was transferred to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada. On February 17, 2009, a jury trial commenced on the sole issue of whether Cordillera timely delivered its notice of Dissenters’ Rights to the Company. On February 17, 2009, the jury delivered its verdict in favor of Cordillera. The remaining issue in the lawsuit concerned the fair market value of the shares of stock held by Cordillera. On or about June 9, 2009, the Court entered an order as follows: "the parties are ordered to, within ninety (90) days, obtain an appraisal to determine the fair market value of the Plaintiff's stock at the time of the merger." As for the fair market value of the shares of stock held by Cordillera, the Court further stated that "the Court will make a decision after the appraisal reports have been filed." The deadline for the submission of the appraisals is September 6, 2009. Please see Note 9 – Stockholders Equity.

On May 1, 2009 our transfer agent, Corporate Stock Transfer, Inc. (“CST”), filed a Complaint for Interpleader in the United States District Court for the District of Colorado. The interpleader action is based on the Company’s and CST’s refusal to remove the restrictive legend from a certificate representing 5,600,000 shares of the Company's restricted common stock (the “Certificate”) held by Defendant Surendra Ajjarapu and seeks a judicial determination as to whether the legend can be lawfully removed from the Certificate. On July 1, 2009 Defendant Ajjarapu answered the Complaint for Interpleader, and Cross-Claimants and Counter-Claimants Surendra Ajjarapu and Sandhya Ajjarapu (the “Ajjarapus”) cross-claimed against the Company for breach of fiduciary duty, conversion, violation of Section 10(b) of the Exchange Act and Rule 10b-5 and injunctive relief. The Ajjarapus also counter-claimed against CST for declaratory judgment. On July 28, 2009 the Company answered the Complaint for Interpleader and filed a Motion to Dismiss the Ajjarapus’ cross-claims. The Company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. However, there can be no assurance regarding the outcome of the litigation. An estimate of possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to these actions.

In June, our India subsidiary exited from the Export Oriented Unit taxation status and became a domestic producer. As part of the governmental agreements, the Company is required to export approximately $4,000,000 of biodiesel into the international markets before June 2017 or pay the tax as though the exported biodiesel was sold within the country of India.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Our only financial asset carried at fair value is cash held in commercial bank accounts with short term maturities. We consider the statement we receive from the bank as a quoted price (Level 1 remeasurement) for cash and measure the fair value of these assets using the bank statement.

The Company’s financial liabilities include short and long-term debt and long term debt (related party).  The carrying value of the Company’s short-term debt approximates fair value due to the short-term maturity of this instrument, which based on the pending amendment with Third Eye Capital ABL Opportunities Fund at the same interest rate as the current debt has a maturity date of December 2009 (Level 2 remeasurment) and which based on the operating agreement with Secunderabad Oils Limited at the actual borrowing rate of Secuderabad (Level 2 remeasurement). The Company’s long-term debt carrying value approximates fair value based upon the borrowing rates currently available to the Company for bank loans in India with similar terms and maturities (Level 2 remeasurement). The Company is unable to estimate the fair value of the long term debt (related party) due to the unsecured nature of this loan and the lack of comparable available credit facilities (Level 3 remeasurment).

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2009, are as follows:

		Fair Value Measurements
	Carrying Amount at June 30, 2009	Level 1	Level 2	Level 3
Assets
Cash and time deposits	$22,935	$22,935	$––	$––
Other Assets - Restricted Cash	272,137	272,137	––	––
Total	$295,072	$295,072	$––	––
			––	––
Liabilities
Short-term borrowings	$(6,303,601)	$––	$(6,303,601)	$––
Current portion of long-term debt	(4,150,137)	––	(4,150,137)	––
Long term debt (related party)	(2,978,817)	––	––	(2,978,817)
Total	$(13,432,555)	$––	$(10,453,738)	$(2,978,817)

18. Subsequent Events.

Our Company has evaluated and disclosed any subsequent events that have occurred from June 30, 2009 through August 6, 2009, the date of filing of this Quarterly Report on Form 10-Q. We were not required to recognize the effect of our subsequent events in our financial statements, as they arose after our balance sheet date. The following is a summary of our nonrecognized subsequent events:

Revolving line of credit – related party. On July 23, 2009 this total amount of this credit facility was increased from $3,000,000 to $3,500,000. During July and August, 2009, the Company borrowed an additional $171,000 under the credit facility provided by Laird Cagan, a former director. See Notes 7 and 14 above.

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

•

Results of Operations. An analysis of our financial results comparing the three months ended June 30, 2009 to the three months ended June 30, 2008 and the six months ended June 30, 2009 to the six months ended June 30, 2008.

•

Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.

•

Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with the AE Biofuels, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of AE Biofuels, Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under “Part II — Other Information, Item 1A. Risk Factors”, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically the most recent Annual Report on Form 10-K and 10-K/A.” All references to years relate to the calendar year ended December 31 of the particular year.

Overview

The Company’s goal is to be a leader in the production of next-generation fuels to meet the increasing demand for renewable transportation fuels, and to reduce dependence on petroleum-based energy sources in an environmentally responsible manner. We have raised approximately $31.8 million to date through the sales of our preferred stock and approximately $13 million through debt facilities to fund our operations since our inception in late 2005. To date, we have used these funds to (i) construct and operate a 50 MGY biodiesel manufacturing facility in Kakinada, India, (ii) purchase land and land options for the development of ethanol and/or next generation ethanol plants in the United States (iii) develop, draft and submit three patents on proprietary, patent-pending enzyme technology, (iv) construct a portion of a glycerin refining and vegetable oil pretreatment facility at our Kakinada plant, and (v) commercialize our proprietary, patent-pending enzyme technology, including the construction and operation of our next-generation cellulose ethanol demonstration facility in Butte, Montana.

We completed construction of both our biodiesel plant and our cellulosic ethanol demonstration plant in 2008 and we have been selling biodiesel since November 2008. We, however, currently do not have sufficient cash reserves to meet our anticipated operating and capital obligations. As a result, we are in the process of seeking additional capital for operation of our Kakinada refinery at full capacity, for continuing the construction of the glycerin refining and vegetable oil pretreatment plant, for funding development activities at our cellulosic ethanol demonstration plant and for paying ongoing corporate overhead expenses. Additional capital will have to be sufficient to fund the working capital of the biodiesel plant until the plant generates sufficient cash flow from operations, if ever. We may encounter unforeseen costs that could also require us to seek additional capital. Further, we have been operating at a loss and expect to increase our operating expenses significantly as we expand our operations.

The worldwide market for biofuels continued to grow in 2008 and 2009 and we have benefited from the growth of biodiesel use domestically in India as we began our operations and sales of biodiesel into the domestic Indian market in November 2008. Our sales transactions consist of sales of biodiesel to retail distributors of biodiesel in India. We receive the order and payment on the sale before distribution of the product. We sell our product primarily through outside sales brokers and partially through an outside sales force. We have not sold products on a consignment basis or to any international customers. We have the ability to generate additional revenue through the sale of glycerin, the by-product from the biodiesel production process. Glycerin can be sold in crude or refined form. During the six months ended June 30, 2009 we sold 106 metric tons of crude glycerin. We are in the process of completing a glycerin refinery at our Kakinada plant and expect it to be completed in 2009 which will be financed by either our India banker or our India business partner. We had no sales of glycerin in fiscal 2008. Our cost of revenues consists of feedstock, chemicals and plant overhead. Depending upon the costs of these products in comparison to the sales price of the biodiesel, our gross margins can vary from positive to negative. Overhead expenses include direct and indirect costs associated with the biodiesel production at our Kakinada plant, plant utilities, maintenance, insurance, depreciation and freight. We produced 6,554 metric tons of biodiesel in 2009 and sold 5,749 metric tons of biodiesel which was 7.5% of our total plant capacity for the six months ended June 30, 2009.

In August 2008, we opened the first integrated cellulose and starch ethanol commercial demonstration facility in the United States. Our 9,000 square foot demonstration plant is capable of producing ethanol from a variety of feedstock sources, including wheat straw and corn stover. Our integrated technology addresses the immediate need for commercially viable uses of non-food feedstock to complement existing feedstock sources to meet the worldwide demand for ethanol. Our strategy for the commercialization of our integrated cellulose and starch process includes: (i) acquiring existing starch (corn) plants and retrofitting them with our technology; (ii) establishing joint ventures with existing ethanol plants (including corn ethanol plants in the U.S. and sugarcane ethanol plants in Brazil and India); (iii) constructing and operating standalone cellulosic ethanol facilities; and (iv) licensing our proprietary technology to ethanol plants in the U.S., Europe, Brazil and India.

During the three and six months ended June 30, 2009, we operated our biodiesel in India; however, our current operations are constrained by our limited working capital and the market acceptance of our biodiesel product in India. We believe that we can continue to increase sales of biodiesel in 2009; however, the biodiesel market must continue to accept our products and the margins between the feedstock costs and the biodiesel sales price must remain positive in order for us to have positive gross margins in 2009. We expect the market for next generation cellulosic ethanol to continue to grow due to a focus toward reducing reliance on petroleum based fuel and due to increased cellulosic ethanol mandates specified by the RFS II. We believe that we can begin generating revenues through the commercialization of our cellulosic ethanol technology and associated Renewable Identification Number (RIN’s) in 2009; however, we have not been able to generate revenues from this technology thus far.

Our cash and cash equivalents balance was $24,330 as of June 30, 2009, of which $7,493 was held in our domestic entities and $16,837 was held in foreign subsidiaries. Our current ratio as of June 30, 2009 was 0.16 compared to a current ratio of 0.13 as of December 31, 2008. We ended June 30, 2009 with limited working capital resources and we will need to raise additional working capital in 2009 in order to achieve our goals in India and the U.S. Due to the recent global financial crisis, obtaining working capital through commercial banks or through other means is a significant challenge and we cannot be assured we will be able to obtain additional working capital and therefore be successful in 2009. Should the Company not be able to raise enough equity or debt financing, it may be forced to sell all or a portion of its existing biodiesel facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

For the three months ended June 30, 2009, $994,462 or 100% of our revenue was derived from the sale of biodiesel into the Indian domestic market. All revenue during 2009 is part of our India geographic segment. No revenues were recorded for the three months ended June 30, 2008.

We recognize revenue upon shipment of product as payments are generally made in advance and we do not offer any right of return. We had no accounts receivable as of June 30, 2009. Our average sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. We have several customers who take delivery of biodiesel on a daily basis. As a result, it is difficult to predict timing or size of product sales on a quarterly basis.

Cost of Revenues

Our cost of revenues consists of fixed costs, including utilities, supplies, insurance, property taxes, depreciation and indirect labor compensation. Variable costs include direct labor compensation and direct material costs. The largest component of the cost of revenues is the palm oil or palm stearin feedstock for the biodiesel production process. The price of palm oil and palm stearin is influenced by general economic, market and regulatory factors. These factors include local and global supply and demand, weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade. The price at which we sell our biodiesel in India is generally indexed to the price of petroleum diesel, which is set by the Indian government, the lack of correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. The cost of palm oil or palm stearin has fluctuated significantly in recent periods; however, for the six months ended June 30, 2009, the commodity markets proved to be more stable than they were in fiscal 2008. In early January 2009, we sold through all the feedstock purchased in 2008 and we are buying feedstock as required to support current biodiesel production. During certain weeks of the three month period ended June 30, 2009 there was an increase in the price of palm oil or palm stearin to the point were the cost of production was higher than the cost of selling the biodiesel; therefore, we did not buy feedstock or produce and sell biodiesel for several weeks during the period. As a result of lower sales for the quarter than in the previous quarter, we did not sell amounts of biodiesel with a enough profit margin to cover our fixed costs of the biodiesel plant. Our cost of revenues for the three months ended June 30, 2009 was larger than our revenues and we incurred a negative gross margin of $103,295 or 10.4%.

We exited the quarter ended June 30, 2009 with 342 metric tons of feedstock, or about one week’s worth of biodiesel sales, at our current quarter’s sales levels. During the three months ended June 30, 2009, we recognized $196,406 in inventory adjustments attributable to lower of cost or market valuation. All of our cost of revenues was located in our India geographic segment. No revenues nor cost of revenues were recorded for the three months ended June 30, 2008.

Expenses

Research and Development Expenses. The principal area of spending for research and development is our integrated cellulose and starch ethanol commercial demonstration facility in Butte. We spent $49,960 and $387,708 in the three month periods ended June 30, 2009 and 2008, respectively. The largest component of expense for the three months ended June 30, 2009 was $19,674 we spend on rent, taxes and insurance on the facility as compared to $14,776 in the three month period of the prior year. We charged $17,571 of depreciation to research and development, as compared to $2,071 in the prior year. The balance of the expenses for the three months ended June 30, 2009 were related to professional services and supplies. In the three month period ended June 30, 2008, we incurred $302,668 in supplies and services related to the build-out of our research and development facility in Butte, which was completed and commissioned in August 2008. All of our research and development expenses were incurred in the North America segment.

Selling, General and Administrative Expenses. Principal areas of spending for general and administrative spending are in the areas of employee compensation, professional services, travel, depreciation and office expenses, including rent.

We summarize our spending within the North America segment into eight components as follows:

	For the Three Months Ended June 30,
	2009	2008
	%	%
Salaries, wages and compensation	55	43
Supplies and services	4	7
Repair and maintenance	––	––
Taxes, insurance, rent and utilities	13	2
Professional services	26	35
Depreciation and amortization	1	––
Travel and entertainment	1	12
Miscellaneous expense	––	1
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related stock compensation. For the three months ended June 30, 2009 and 2008, the number of United States employees remained flat at 12 employees. Compensation expense decreased from $1,646,123 for the three months ended June 30, 2008 to $708,348 for the three months ended June 30, 2009. The decrease was principally driven by a change in the mix of employees that includes fewer executive level employees and by lower non-cash, stock compensation of $281,017 for the three months ended June 30, 2009 compared to non-cash, stock compensation of $1,196,580 recorded during the same period of 2008.

The second largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the three months ended June 30, 2009, we spent $333,887 on professional services including a non-cash stock compensation charge of $3,270 for stock grants to key consultants and advisors. For the three months ended June 30, 2008, we spent approximately $1,387,694 on professional services of which $249,117 was non-cash stock-based compensation. The decrease from the prior year is attributable to a reduction in spending on all professional fees, including legal and financial advisory fees.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. This category also includes licenses and permits as well as penalties and interest. The taxes included in this item are non-income based taxes. For the three months ended June 30, 2009 most of the $151,560 was spent on rent, utilities and insurance. This level of spending is slightly lower than the $207,885 spent during the three months ended June 30, 2008 due to a reduction in our insurance expenses in 2009 as compared to 2008.

During the three months ended June 30, 2009, we incurred some selling and marketing expenses related to our biodiesel sales, which consisted primarily of salaries, commissions and benefits related to sales and marketing personnel and sales brokers; travel and other out-of-pocket expenses, amortization of intangible assets related to our acquisition of Biofuels Marketing, Inc. and facilities costs and other related overhead. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will increase for the foreseeable future in absolute dollars. At this time, these costs are small and accordingly we have included them in general and administrative.

We summarize our spending within the India segment into eight components as follows:

	For the Three Months Ended June 30,
	2009	2008
	%	%
Salaries, wages and compensation	3	––
Supplies and services	1	––
Repair and maintenance	5	––
Taxes, insurance, rent and utilities	2	––
Professional services	82	––
Depreciation and amortization	2	––
Travel and entertainment	4	––
Miscellaneous expense	1	––
Total	100	––

During the early part of 2008, our India segment was fully engaged in the construction of the biodiesel plant in Kakinada, India. As such, substantially all costs associated with this segment were capitalized as costs associated with placing this asset in service. In October 2008, the plant was commissioned and operations commenced.

The largest component of selling, general and administrative expense is professional services associated with future fund raising activities. We spent $373,959 on legal fees in the three months ended June 30, 2009 principally for fund rasising activities. The second largest component is repairs and maintenance costs associated with our biodiesel plant. We spent $21,402 in the three months ended June 30, 2009 to maintain and make repairs to our operating plant. Another large component of selling, general and administrative expense was travel and entertainment, of which we spent $16,311 in the three months ended June 30, 2009. Other components of selling, general and administrative expenses include professional services and taxes, insurance, rent and utilities. For the three months ended June 30, 2009, we spent $15,790 and $11,400 in these categories, respectively.

Other Income/Expense

Other income (expense) consisted of the following items:

•

Interest expense is the result of debt facilities acquired by both the Company and its India subsidiary. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. We incurred interest expense of $602,694. During the same period of 2008 we incurred $253,019 of interest expense.

•

Interest income is earned on excess cash. Due to the decrease in our cash balances over the three months ended June 30, 2009, as compared to the same period of 2008, our interest income decreased from $6,089 to $18,945.

•

Other income, for both years, results from renting portions our land holdings in Sutton and Danville to local farmers.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

For the six months ended June 30, 2009, $3,497,953 or 100% of our revenue was derived from the sale of biodiesel into the Indian domestic market. All revenue during 2009 is part of our India geographic segment. No revenues were recorded for the six months ended June 30, 2008.

We recognize revenue upon shipment of product as payments are generally made in advance and we do not offer any right of return. We had no accounts receivable as of June 30, 2009. Our average sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. We have several customers who take delivery of biodiesel on a daily basis. As a result, it is difficult to predict timing or size of product sales on a quarterly basis.

Cost of Revenues

Our cost of revenues consists of fixed costs, including utilities, supplies, insurance, property taxes, depreciation and indirect labor compensation. Variable costs include direct labor compensation and direct material costs. The largest component of the cost of revenues is the palm oil or palm stearin feedstock for the biodiesel production process. The price of palm oil and palm stearin is influenced by general economic, market and regulatory factors. These factors include local and global supply and demand, weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade. The price at which we sell our biodiesel in India is generally indexed to the price of petroleum diesel, which is set by the Indian government, the lack of correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. The cost of palm oil or palm stearin has fluctuated significantly in recent periods; however, for the six months ended June 30, 2009, the commodity markets proved to be more stable than they were in fiscal 2008. In early January 2009, we sold through all the feedstock purchased in 2008 and we are buying feedstock as required to support current biodiesel production. During the six months ended June 30, 2009 there was an increase in the price of palm oil or palm stearin to the point were the cost of production was higher than the cost of selling the biodiesel; therefore, we did not buy feedstock or produce and sell biodiesel for several weeks during the period. As a result of lower sales for the quarter, we did not sell amounts of biodiesel with enough profit margin to cover our fixed costs of the biodiesel plant. Therefore our cost of revenues for the three months ended June 30, 2009 was larger than our revenues due to the fact that our profit margins were not large enough to exceed our fixed cost of production for this three month period. For the six months period ended June 30, 2009 our biodiesel sales and gross margins exceeded our fixed and variable cost of revenues and we recognized a gross profit of $82,243 or 2.3%, this gross margin profit includes gross margin loss of $103,295 for the three month period ended June 30, 2009.

We exited the quarter ended June 30, 2009 with 342 metric tons of feedstock, or about one week’s worth of biodiesel sales, at our current quarter’s sales levels. During the six months ended June 30, 2009, we recognized $234,173 in inventory adjustments attributable to lower of cost or market valuation. All of our cost of revenues was located in our India geographic segment. Neither revenues nor cost of revenues were recorded for the six months ended June 30, 2008.

Expenses

Research and Development Expenses. The principal area of spending for research and development is our integrated cellulose and starch ethanol commercial demonstration facility in Butte. We spent $241,574 and $512,056 in the six month periods ended June 30, 2009 and 2008, respectively. The largest component of expense for the six months ended June 30, 2009 was the $132,215 we spent on professional services primarily related to the salaries for the small team of scientists working at the Butte facility and for legal services associated with our pending patents, compared to $120,190 for the same period of the prior year. We spent $38,908 on rent, taxes and insurance on the facility as compared to $29,747 in the six month period of the prior year. We charged $35,142 of depreciation to research and development, as compared to $4,141 in the prior year. For the six months ended June 30, 2008, we incurred $339,592 in supplies and services related to the build-out of our of our research and development facility in Butte, which was completed and commissioned in August 2008. The balance of the research and development expenses in both the six months ended June 30, 2009 and 2008 were for miscellaneous office expenses and travel. All of our research and development expenses were incurred in the North America segment.

Selling, General and Administrative Expenses. Principal areas of spending for general and administrative spending are in the areas of employee compensation, professional services, travel, depreciation, and office expenses, including rent.

We summarize our spending within the North America segment into eight components as follows:

	For the Six Months Ended June 30,
	2009	2008
	%	%
Salaries, wages and compensation	50	40
Supplies and services	4	6
Repair and maintenance	––	––
Taxes, insurance, rent and utilities	12	6
Professional services	30	41
Depreciation and amortization	2	2
Travel and entertainment	2	5
Miscellaneous expense	––	––
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related stock compensation. For the six months ended June 30, 2009 and 2008, the number of United States employees remained flat at 12 employees. Compensation expense decreased from $2,297,392 for the six months ended June 30, 2008 to $1,322,912 for the six months ended June 30, 2009. The decrease was driven by a change in the mix of employees that includes fewer executive level employees and a decrease in non-cash, stock compensation from $1,067,165 for the six months ended June 30, 2008 compared to non-cash, stock compensation of $448,976 recorded during the same period of 2009.

The second largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense which arose from stock awards granted to consultants and advisors. For the six months ended June 30, 2009, we spent $787,876 on professional services including a non-cash stock compensation charge of $3,296 for stock grants to key consultants and advisors. For the six months ended June 30, 2008, we spent approximately $2,344,365 on professional services of which $493,878 was stock-based compensation. The decrease from the prior year is attributable to a reduction in spending on all professional fees, including legal and financial advisory fees and lower non-cash stock based compensation charges, due to a lower price of our common stock at June 30, 2009 as compared to June 30, 2008.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. This category also includes licenses and permits as well as penalties and interest. The taxes included in this item are non-income based taxes. For the six months ended June 30, 2009 most of the $306,926 was spent on rent, utilities and insurance. This level of spending is relatively consistent with the $329,663 spent during the six months ended June 30, 2008.

During the six months ended June 30, 2009, we incurred some selling and marketing expenses related to our biodiesel sales, which consisted primarily of salaries, commissions and benefits related to sales and marketing personnel and sales brokers; travel and other out-of-pocket expenses, amortization of intangible assets related to our acquisition of Biofuels Marketing, Inc. and facilities costs and other related overhead. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will increase for the foreseeable future in absolute dollars. At this time, these costs are small and accordingly we have included them in general and administrative.

We summarize our spending within the India segment into eight components as follows:

	For the Six Months Ended June 30,
	2009	2008
	%	%
Salaries, wages and compensation	6	––
Supplies and services	26	––
Repair and maintenance	7	––
Taxes, insurance, rent and utilities	21	––
Professional services	29	––
Depreciation and amortization	1	––
Travel and entertainment	8	––
Miscellaneous expense	2	––
Total	100	––

During the early part of 2008, our India segment was fully engaged in the construction of the biodiesel plant in Kakinada, India. As such, substantially all costs associated with this segment were capitalized as costs associated with placing this asset in service. As of October 2008, the plant was commissioned and operations commenced.

The largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory and technical services. For the six months ended June 30, 2009, we spent $483,263 on professional services, which includes $73,017 paid to consultants in connection with our application for a change in taxation status of our biodiesel plant from an export oriented unit to a domestic production unit (the “Domestication”) and $358,169 to a legal firm in connection with fund raising.

The second largest component of selling, general and administrative expense is supplies and services, which include payments under the agreement with Secunderabad (see Note 12 – Acquisitions, Divestitures and Joint Ventures in the Notes to Consolidated Financial Statements), and office supplies and expenses. For the six months ended June 30, 2009, we spent $104,483 in this category of which $87,580 was paid to Secunderabad.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. For the six months ended June 30, 2009, we spent $ 88,316 in this category, of which $50,643 was for duties related to the Domestication of the biodiesel plant.

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

•

During the six months ended June 30, 2008, we purchased and resold glycerin. These sales resulted in profits of $26,534 on sales of $205,270. As we had not commenced commercial operations as of June 30, 2008, the profits from these sales are classified in other income.

•

On January 23, 2008, we agreed to end the joint venture with Acalmar Oils and Fats, Ltd. (“Acalmar”) including termination of Acalmar’s right to own or receive any ownership interest in the joint venture. The total cancellation price of $900,000 is reflected in our Statement of Operations as a shareholder agreement cancellation payment.

•

Interest expense is the result of debt facilities acquired by both the Company and its India subsidiary. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. For the six months ended June 30, 2009 we incurred interest expense of $1,444,498. During the same periods of 2008 we incurred $253,019 of interest expense.

•

Interest income is earned on excess cash. Due to the decrease in our cash balances over the six months ended June 30, 2009, as compared to the same period of 2008, our interest income decreased from $32,486 to $12,961.

•

Other income for both periods also arose from renting portions of our land holdings in Sutton and Danville to local farmers.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007, and there was no impact to our financial statements. FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. Furthermore, we do not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. As of June 30, 2009 and December 31, 2008, our unrecognized tax benefits were not significant.

Liquidity and Capital Resources

Contractual Obligations

In June 2009, our India subsidiary exited from the Export Oriented Unit taxation status and became a domestic producer. As part of the governmental agreements, the Company is required to export approximately $4,000,000 of biodiesel into the international markets before June 2017 or pay the tax as though the exported biodiesel was sold within the country of India. We do not have any other material off-balance sheet arrangements nor do we have any other material changes with respect to our contractual obligations.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	June 30, 2009	June 30, 2008
Cash and cash equivalents	$24,330	$636,654
Current assets (including cash and cash equivalents)	2,378,205	1,976,772
Current liabilities (including short term debt)	17,777,450	13,323,926
Short and long term debt	$13,432,555	$4,388,962

The Company has experienced losses and continues to have negative cash flows from its operations through June 30, 2009. As noted in the table above, the Company has negative working capital (current assets less current liabilities). To date, our operating biodiesel plant has provided us with only minimal cash flow, and it will likely be insufficient to allow for the completion of our business plan in 2009. As the development of our business plan has taken longer to develop than we had forecasted, we may have to review our long lived assets for impairment at a future date. Funds available at June 30, 2009 are sufficient to cover less than one month of our domestic operating costs.

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

With regards to our $5,000,000 senior secured note held by Third Eye Capital ABL Opportunities Fund (which had a carrying value at June 30, 2009 of $5,562,179), we were not in compliance with the current ratio covenant for the months of November 2008 through June 2009 under the loan agreement nor were we in compliance with the stock market capitalization covenant for December 2008 through June 2009. Prior to the note maturing on May 15, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) on behalf of itself and the Purchaser dated March 31, 2009. Subject to satisfaction of certain conditions, which have not been met as of June 30, 2009, the Amendment will become effective as of March 31, 2009. As the Amendment is not effective as of June 30, 2009 as we were unable to execute the conditions of effectiveness of the Amendment, the interest rate under this facility has been accrued at the default interest rate, which is 18%, during the period of default. Once the Amendment becomes effective, the Amendment provides for the extension of the maturity date of the note to December 31, 2009 and for the waiver of certain covenant defaults for a fee. The Company has also agreed to provide Agent additional collateral as security for the note and has agreed to amend the exercise price of the warrants issued to a price equal to the volume weighted average trading price of a share of Common Stock of the Company for the twenty trading days immediately preceding the date of this Amendment.

The Company was not in compliance with the current ratio or stock market capitalization covenant for the months of November 2008 through June 2009 under the loan agreement. Due to the fact that our non-compliance with covenants have put our note into default, we have increased the interest rate on the note to the default interest rate of 18%, through June 30, 2009. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to execute the conditions of effectiveness of the Amendment will have no adverse impact on our other debt obligations. Nevertheless, the failure to execute the effectiveness of the Amendment may have an adverse impact on our ability to obtain additional borrowings. There is no assurance that the Company will be able to obtain alternative funding in the event the Amendment does not become effective. Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.

Planned capital expenditures in 2009 include an expected $1,000,000 to complete the pre-treatment facility and glycerin refinery at our Kakinada plant. Commitments for approximately $22,328 under construction contracts, purchase orders and other short term contracts were outstanding at June 30, 2009. We anticipate that the cash flow from our India operations will fulfill the current commitments and we expect to obtain an additional line of credit in India to provide us with the $1,000,000 required to complete our pre-treatment facility and glycerin refinery.

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

We intend to raise additional working capital in 2009 through some of all of the following: operating cash flows, working capital lines of credit, long-term debt facilities, joint venture arrangements and the sale of additional equity by the Company or its subsidiaries. We continue to explore different funding sources, but because of the continued unsettled state of the capital markets around the globe, the Company lacks any defined capital raising projects or specific sources of capital or commitments for the required capital. The Company, in common with most enterprises that require capital to develop and implement their strategy, are challenged by the impact the crisis in the global capital markets is having on its ability to finance its plans. To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing the business development plans of the Company. Should the Company not be able to raise enough capital it may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value and incur impairment related to these assets to generate cash to continue the Company’s business plan or possibly discontinue our operations. Subsequent to June 30, 2009, we drew down short term borrowings from our line of credit with Laird Cagan totaling $171,000 to meet some of our 2009 operating costs, however, to continue operations the Company needs to secure additional near term equity or debt financing. Until such additional capital is raised, the Company is dependent on financing from this related party and the arrangement of extended term with our trade creditors. There can be no assurance that additional financing will be available on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Historical Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2009 was $1,979,087 primarily from selling, general and administrative expenses and research and development expense offset by gross profits from operations of $82,243 and positive changes in working capital of $1,502,714. The generation of cash from working capital arose principally from the aging of our accounts payable and aging of interest and accruing fees on our debt facilities. Net cash used in operating activities for the same six months of fiscal 2008 was $4,019,310 primarily to develop our business, including general and administrative and research and development costs. Net cash used in operating activities was lower in the current year as compared to the prior year period due to reduced spending in all areas including professional services, salaries, supplies and services and travel. The increase in accounts payable in 2009 offsets the decreased use in cash due to the fact that we delayed payments to vendors during the six months ended June 30, 2009.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2009 was $83,034, which consisted primarily of purchases of property, plant and equipment relating to our biodiesel facility in India. For the six months ended June 30, 2008, net cash used by investing activities of $1,087,648 consisted primarily of purchases of property, plant and equipment relating to the construction of our biodiesel facility in India and the construction of our cellulosic demonstration plant in Butte, Montana. Offsetting this amount was the $2,568,216 provided by the redemption of time deposits and $500,000 from the release of a restricted letter of credit.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2009 and 2008 was $1,624,359, and $5,044,742, respectively, which consisted primarily of the proceeds from our working capital line with Secunderabad and the proceeds from a credit facility provided by a related party (a former director and significant shareholder) for the six months ended June 30, 2009 and from proceeds of the $5 million senior secured note from Third Eye Capital for the six months ended June 30, 2008.

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

Impairment of Long-Lived Assets

Our long-lived assets are primarily associated with our plant in Kakinada, India. In fiscal 2008, we began operation of our biodiesel plant and we continued the construction of our glycerin refinery and pre-treatment plant. The refinery and pre-treatment plant are expected to be fully operational by the third quarter of 2009. Costs for building them remained in construction-in-progress at June 30, 2009, and will be reclassified once the refinery and pre-treatment plant are fully operational and placed in service.

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

With respect to our idle landholdings in Illinois and Nebraska we considered whether these assets were impaired by looking at the undiscounted cash flows compared to our carrying values in accordance with SFAS 144 and concluded that these assets were not impaired. The determination of estimated future undiscounted cash flows is highly uncertain in the current economic environment. Our estimated undiscounted cash flows considered principally the current value of the underlying land assuming a near-term sale in an orderly market, as well as anticipated cash flows from executing our planned development activities (development of cellulosic ethanol plants). These cash flow estimates, while they represents our best estimate of future undiscounted cash flows, are highly uncertain and could be negatively affected by the continued erosion of the capital markets, availability of capital negating the company’s ability to generate cash flows as planned from the development and operation of ethanol facilities at these locations or forcing the Company to liquidate these assets to generate working capital in a manner that is not consistent with an orderly sale. As of June 30, 2009, the Company has determined that no indicators of impairment exist since our December 31, 2008 and 2007 analysis and, accordingly, no long-term asset impairment losses have been recorded in the three months ended June 30, 2009 or 2008. We will continue to assess the factors above and their impact on the cash flow estimates. Upon continued degredation of the economic factors effecting cash flow estimates, knowledge of other prevalent indicators, or actions that we believe would force a liquidation, we will reassess the value of these assets in accordance with SFAS 144.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in second quarter 2009. Adoption of this statement did not have a material effect on the Company’s financial statements. See Note 17 Fair Value Measurement.

In April 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance in estimating fair value under statement No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions during second quarter 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for the period ended June 30, 2009. See Note 18.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification to our disclosures beginning with our report for the period ended September 30, 2009. As Codification is not intended to change the existing accounting guidance, its adoption will not have an impact on our financial statements.

Item 3.

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

At June 30, 2009 we did not have any firm-price purchase commitments with our feedstock suppliers or off-take arrangements with our customers.

Foreign Currency Risk

Our foreign subsidiaries use local currencies as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the dollar/INR (Indian rupee) exchange rate. For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three months ended June 30, 2009, we recognized a gain of $570,483 arising from foreign currency translation. At June 30, 2009 we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. At June 30, 2009, we had $13,432,555 in total debt outstanding, of which $9,828,417 was fixed-rate debt and $4,150,138 was floating-rate debt. The interest rate under this facility is subject to adjustment based on the Reserve Bank of India advance rate.

Based on the amount of our floating-rate debt as of June 30, 2009, each 100 basis point increase or decrease in interest rates increases or decreases our annual interest expense and cash outlay by approximately $32,000. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2009 with no subsequent change in rates for the remainder of the period.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, as a result of the matters discussed below, with respect to our internal control over financial reporting, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As of December 31, 2008, we concluded that we had a material weakness in our internal controls over financial reporting with respect to financial reporting at the India subsidiary as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three and six month periods ended June 30, 2009 we implemented processes to remediate this material weakness by identifying and defining non-routine and complex transactions on a regular basis and by researching, identifying, analyzing, documenting, and reviewing applicable accounting principles. The Company believes that these corrective actions, taken as a whole, will remediate the control deficiencies identified above, but the Company will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate. Other than the implementation of the remediation measures described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On June 2, 2008 the case was transferred to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada. On February 17, 2009, a jury trial commenced on the sole issue of whether Cordillera timely delivered its notice of Dissenters’ Rights to the Company. On February 17, 2009, the jury delivered its verdict in favor of Cordillera. The remaining issue in the lawsuit concerned the fair market value of the shares of stock held by Cordillera. On or about June 9, 2009, the Court entered an order as follows: "the parties are ordered to, within ninety (90) days, obtain an appraisal to determine the fair market value of the Plaintiff's stock at the time of the merger." As for the fair market value of the shares of stock held by Cordillera, the Court further stated that "the Court will make a decision after the appraisal reports have been filed." The deadline for the submission of the appraisals is September 6, 2009.

On May 1, 2009 our transfer agent, Corporate Stock Transfer, Inc. (“CST”), filed a Complaint for Interpleader in the United States District Court for the District of Colorado. The interpleader action is based on the Company’s and CST’s refusal to remove the restrictive legend from a certificate representing 5,600,000 shares of the Company's restricted common stock (the “Certificate”) held by Defendant Surendra Ajjarapu and seeks a judicial determination as to whether the legend can be lawfully removed from the Certificate. On July 1, 2009 Defendant Ajjarapu answered the Complaint for Interpleader, and Cross-Claimants and Counter-Claimants Surendra Ajjarapu and Sandhya Ajjarapu (the “Ajjarapus”) cross-claimed against the Company for breach of fiduciary duty, conversion, violation of Section 10(b) of the Exchange Act and Rule 10b-5 and injunctive relief. The Ajjarapus also counter-claimed against CST for declaratory judgment. On July 28, 2009 the Company answered the Complaint for Interpleader and filed a Motion to Dismiss the Ajjarapus’ cross-claims. The Company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. However, there can be no assurance regarding the outcome of the litigation. An estimate of possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to these actions.

Item 1A.

Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K filed with SEC on May 15, 2009.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

Under the $5 Million Note and Warrant Purchase Agreement dated May 16, 2008, as amended (the “Agreement”) with Third Eye Capital Corporation (“Agent”) and Third Eye Capital ABL Opportunities Fund (“Purchaser”), the Company was not in compliance with certain financial covenants for the months of November 2008 through June 2009. The Company has accrued interest at the default interest rate of 18% during the period of non-compliance. While we expect to obtain waivers for the covenant defaults, in the event we are unable to do so, and, at the option of the Purchaser, the indebtedness may become immediately due and payable.

On May 6, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with the Agent on behalf of itself and the Purchaser. Subject to the satisfaction of certain conditions, which have not been met as of June 30, 2009, the Amendment will become effective as of March 31, 2009. Once the Amendment becomes effective, the maturity date of the Note is extended to December 31, 2009 and covenant defaults may be waived for a fee. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to obtain a waiver will have no adverse impact on our other debt obligations. Nevertheless, the failure to obtain a waiver or the acceleration of this debt obligation as a result of this breach may have an adverse impact on our ability to obtain additional borrowings. There is no assurance that the Company will be able to obtain alternative funding in the event this debt obligation is accelerated. Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.

On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), a wholly-owned subsidiary, entered into a six year secured term loan with the State Bank of India with an overall limit in the amount of approximately $6 million. The term loan matures in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada. In July 2008 we drew approximately $4.6 million against the secured term loan. The loan is repayable in 20 quarterly installments of approximately $250,000, using exchange rates on June 30, 2009, with the first installment due in June 2009 and the last installment payment due in March 2014. The interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate and is currently 12.50%.

The first principal payment scheduled for June 2009 was not made and in the event of default of payment of any installment of principal payments, the term loan provides for liquidating damages at a rate of 2% per annum for the period of default. The default period began on July 1, 2009 when the principal payment was deemed past due; therefore, we have accrued for the liquidating damages for the period of default in July and August. Additional provisions of default include the bank having the unqualified right to disclose or publish our company name and our directors names as defaulter in any medium or media. At the bank’s option, it may also demand payment of the balance of the loan since the principal payments are in default in July 2009. As of the date of this filing we have not received notice of demand payment of the balance of the loan.

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

Date: August 6, 2009