Form 10-Q
period 2009-09-30
AE Biofuels, Inc.
filed 2009-11-06
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).   Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer  ☑     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of shares outstanding of the registrant’s Common Stock on November 3, 2009 was 86,181,532.

AE BIOFUELS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2009

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I.--FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

22

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

36

Item 4.        Controls and Procedures

37

PART II--OTHER INFORMATION

Item 1.        Legal Proceedings

38

Item 1A.     Risk Factors

38

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

38

Item 3.        Defaults On Senior Securities

38

Item 4.        Submission of Matters to a Vote of Security Holders

38

Item 5.        Other Information

38

Item 6.        Exhibits

39

SIGNATURES

40

i

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically our most recent Annual Report on Form 10-K and 10-K/A. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to AE Biofuels, Inc.

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AE BIOFUELS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,631	$377,905
Inventories	818,536	1,049,583
Prepaid expenses	21,901	110,581
Other current assets	534,558	438,703
Total current assets	1,482,626	1,976,772

Property, plant and equipment, net	18,239,779	21,236,604
Intangible assets	––	33,333
Other assets	38,600	289,990
Total assets	$19,761,005	$23,536,699

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$3,574,672	$2,829,117
Short term borrowings, net of discount	6,242,265	4,504,062
Registration rights liability	-	1,807,748
Mandatorily redeemable Series B Preferred stock	1,750,002	1,750,002
Other current liabilities	2,109,132	1,616,259
Current portion of long term debt	4,084,013	816,738
Current portion of long term debt (related party)	3,650,819	––
Total current liabilities	21,410,903	13,323,926

Long term debt, net of discount	––	3,174,275
Long term debt (related party)	––	2,044,691

Commitments and contingencies (Notes 2,4,7,8,9,14,16 and 18 )
Stockholders' (deficit) equity:
AE Biofuels, Inc. stockholders (deficit) equity
Series B Preferred Stock - $.001 par value - 7,235,565 authorized; 3,330,725 and 3,451,892 shares issued and outstanding, respectively (aggregate liquidation preference of $9,992,175 and $10,355,676, respectively)	3,331	3,452
Common Stock - $.001 par value 400,000,000 authorized; 86,171,532 and 85,643,709 shares issued and outstanding, respectively	86,171	85,643
Additional paid-in capital	36,652,175	34,238,925
Accumulated deficit	(36,310,127)	(27,831,340)
Accumulated other comprehensive income	(1,787,557)	(1,502,873)
Total AE Biofuels, Inc. stockholders (deficit) equity	(1,356,007)	4,993,807
Noncontrolling interest	(293,891)	––
Total stockholders' (deficit) equity	(1,649,898)	4,993,807
Total liabilities and stockholders' (deficit) equity	$19,761,005	$23,536,699

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended		For the three months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Sales	$7,552,938	$––	$4,054,985	$––
Cost of goods sold	7,101,076	952,028	3,685,366	952,028
Gross profit	451,862	(952,028)	369,619	(952,028)

Research and development	399,148	828,458	157,574	316,402
Selling, general and administrative expenses	4,680,229	7,540,720	1,256,482	1,921,372
Loss on forward purchase commitments	––	532,500	––	532,500
Impairment of long lived assets	2,086,350	––	2,086,350	––
Operating loss	(6,713,865)	(9,853,706)	(3,130,787)	(3,722,302)

Other income / (expense)
Interest income	19,526	32,544	6,565	58
Interest expense	(2,137,212)	(253,020)	(692,714)	––
Other income, net of expenses	60,535	113,321	32,258	71,160
Share agreement cancellation payment	––	(900,000)	––	––
Registration rights payment	––	(2,274,402)	––	––

Loss before income taxes	(8,771,016)	(13,135,263)	(3,784,678)	(3,651,084)
Income taxes	(1,662)	(21,560)	––	––

Net loss	(8,772,678)	(13,156,823)	(3,784,678)	(3,651,084)
Less: Net loss attributable to the noncontrolling interest	(293,891)	––	(117,637)	––
Net loss attributable to AE Biofuels, Inc.	$(8,478,787)	$(13,156,823)	$(3,667,041)	$(3,651,084)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(284,684)	2,537,516	(180,250)	1,090,458
Comprehensive loss, net of tax	(9,057,362)	(10,619,307)	(3,964,928)	(2,560,626)
Comprehensive loss attributable to the noncontrolling interest	––	––	––	––
Comprehensive loss attributable to AE Biofuels, Inc.	$(9,057,362)	$(10,619,307)	$(3,964,928)	$(2,560,626)

Loss per common share attributable to AE Biofuels, Inc.
Basic and dilutive	$(0.10)	$(0.16)	$(0.04)	$(0.04)
Weighted average shares outstanding
Basic and dilutive	86,087,653	84,459,343	86,171,532	84,935,737

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2009	September 30, 2008
Operating activities:
Net loss	$(8,772,678)	$(13,156,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	605,909	1,776,882
Expired land options	40,000	124,536
Amortization and depreciation	529,263	168,284
Inventory provision	336,114	952,028
Amortization of debt discount	495,938	532,500
Accrued interest expense	1,027,095	495,942
Registration rights obligation	––	2,274,402
Impairment of long lived assets	2,086,350	––
Changes in assets and liabilities:
Accounts receivable	326	9,490,481
Inventory	(92,870)	(2,280,540)
Prepaid expenses	88,698	(114,465)
Other current assets and other assets	664,666	(1,778,139)
Accounts payable	736,711	(8,637,365)
Other liabilities	324,254	2,882,172
Income taxes payable	––	(29,775)
Net cash used in operating activities	(1,930,224)	(7,299,880)

Investing activities:
Purchase of property, plant and equipment	(78,978)	(5,918,939)
Sales of time deposits	––	2,568,216
Cash payments to settle forward contracts	––	(198,213)
Cash restricted by letter of credit	––	500,000
Net cash used in investing activities	(78,978)	(3,048,936)

Financing activities:
Proceeds from borrowings under related party credit facility	1,485,500	5,662,786
Payments of borrowings under related party credit facility	(169,630)	––
Proceeds under working capital facility	2,255,536	––
Payments under working capital facility	(1,845,439)	––
Proceeds from long term debt	––	4,469,547
Payments under long term debt facility	3,449	––
Proceeds from sale of preferred stock, net of offering costs	––	910
Net cash provided by financing activities	1,729,416	10,133,243
Effect of exchange rate changes on cash and cash equivalents	9,512	86,890
Net cash decrease for period	(270,274)	(128,683)
Cash and cash equivalents at beginning of period	377,905	720,402
Cash and cash equivalents at end of period	$107,631	$591,719

Supplemental disclosures of cash flow information, cash paid during the nine months for:
Interest	281,480	––
Income taxes, net of refunds	––	––
Supplemental disclosures of cash flow information, non-cash transactions during the nine months for:
Settlement of registration rights liability through issuance of stock	1,807,748	––

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

Development Stage Enterprise. The Company prepared its statements in accordance with the Development Stage Enterprise guidance as specified in FASB Accounting Standards Codification (“ASC”) ASC 915 (formerly SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”) until October 1, 2008, when planned principal operations commenced.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets as of September 30, 2009, the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. The consolidated balance sheet as of December 31, 2008 was derived from the 2008 audited consolidated financial statements and notes thereto. The consolidated financial statements in this report should be read in conjunction with the 2008 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K and 10-K/A for the year ended December 31, 2008.

The accompanying unaudited interim consolidated financial statements as of September 30, 2009 and 2008 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 have been prepared on the same basis as the audited consolidated statements as of December 31, 2008 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Income Taxes. The Company recognizes income taxes in accordance with ASC 740 (formerly SFAS No. 109, “Accounting for Income Taxes”), using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of enacted tax law.

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets which may not be realized. As of December 31, 2008, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effective January 1, 2007, the Company adopted ASC Section 740-10-25 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation on FASB Statement No. 109”) which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to ASC Section 740-10-25 and the tax position taken or expected to be taken on its tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. With the adoption of ASC Section 740-10-25, the Company also began reporting tax-related interest and penalties as a component of income tax expense.

Long-Lived Assets. The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the net present value of estimated future cash flows.

Basic and Diluted Net Loss per Share. Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive. Basic loss per share includes the vested portion of restricted stock grants. Unvested restricted stock grants are included only in the fully diluted net loss per share calculation. As the Company incurred net losses for the three months ended September 30, 2009 and 2008, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three months ended September 30, 2009 and 2008:

	For the nine months ended		For the three months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Series B preferred stock	3,340,979	6,185,756	3,330,725	5,880,104
Series B warrants	443,853	726,200	443,853	718,908
Common stock options and warrants	3,784,946	4,781,046	5,137,684	5,575,750
Unvested restricted stock	10,989	415,693	––	250,000
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	7,580,767	12,108,695	8,912,262	12,424,762

Comprehensive Income. ASC 220 (formerly SFAS No. 130, "Reporting Comprehensive Income"), requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive income consists solely of cumulative foreign currency translation adjustments resulting from the translation of the financial statements of its India subsidiary. The investment in this subsidiary is considered indefinitely invested overseas and, as a result, deferred income taxes are not recorded related to the currency translation adjustments.

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 715-20-50 (formerly SFAS No. 123 (Revised 2004), “Share-Based Payment”), requiring us to recognize expense related to the fair value of our stock-based compensation awards adjusted to reflect only those shares that are expected to vest. Our implementation of ASC Section 715-20-50 used the modified-prospective-transition method.

We made the following estimates and assumptions in determining fair value of stock options as prescribed by ASC Section 715-20-50:

•

Valuation and Amortization Method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Commitments and Contingencies. The Company records and/or discloses commitments and contingencies in accordance with ASC 450, “Contingencies”, (ASC 450). ASC 450 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of September 30, 2009, the Company is not aware of any material commitments or contingencies other than those disclosed in Note 16. Contingent Liabilities.

Recent Accounting Pronouncements.

The Company adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have an impact on the Company’s consolidated financial statements.

The Company adopted ASC 805 (formerly SFAS No. 141(R), “Business Combinations”) for business combinations. This topic changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. The Company also adopted ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”). This statement changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests, classified as a component of equity and accounted for at fair value. ASC 805 and ASC 810-10-65 are effective for the Company’s 2009 financial statements. Early adoption is prohibited. The effect the adoption of ASC 805 has had and will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after adoption. We adopted ASC 810-10-65-1 as of January 1, 2009. As a result, we reclassified the 49% non-controlling interest in our subsidiary Energy Enzymes, Inc., prospectively. Had we continued to apply the prior method of accounting for non-controlling interests, losses incurred by this entity would have been fully attributed to us.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company adopted ASC 825-10 (formerly the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements. See Note 17 Fair Value Measurement.

The Company adopted ASC 320-10 (formerly Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. ASC 320 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. ASC 320 is effective for interim periods ending after June 15, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168, "The FASB Accounting Standards Codification (TM) ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162"). ASC 105 establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. ASC 105 is not intended to change the existing accounting guidance and its adoption did not have an impact on our financial statements.

In October, the FASB issued EITF Issue no. 2009-13, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements, which applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC 605-25 (previously included in EITF Issue no. 00-21, Revenue Arrangements with Multiple Deliverables). The EITF will be effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not fully assessed the impact of this guidance, but at this time believes it will not have an impact on our financial statements.

In August 2009, the FASB issued Accounting Standard Update (“ASU”) ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (Level 1 input of the valuation hierarchy) is not available. ASU 2009-5 is effective in the fourth quarter of 2009. The Company does not anticipate this update will have a material impact on its financial statements or disclosures.

2. Ability to Continue as a Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses and negative cash flow since inception and currently has an accumulated deficit and a negative stockholders’ equity balance. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on several factors, including the ability to raise a significant amount of capital for operating expenses, capital expenses , current liabilities and debt service.

The Company has produced minimal gross profit, has less than one month of operating cash, has incurred losses from inception through September 30, 2009 and has negative working capital (current assets less current liabilities) of $19,928,277. The Company has raised approximately $31.8 million to date through the sale of preferred stock and approximately $12.6 million through debt facilities. An additional $2 million of cash has been generated through the sale of its subsidiary, Wahoo Ethanol, LLC, with an additional $8 million through the dissolution of the Sutton Ethanol Joint venture. The Company will have to raise significantly more capital and secure a significant amount of debt to complete its business plan and continue as a going concern. The Company has one biodiesel production facility in operation that began selling biodiesel into the domestic Indian market in November 2008. Although the biodiesel plant provides some cash flow to the Company it will likely be insufficient to allow for the completion of our business plan in fiscal 2009.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management believes that it will be able to raise additional capital through equity offerings and debt financings. Should the Company not be able to raise enough capital it may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value and may incur additional impairment related to these assets to generate cash to continue the Company’s business plan or possibly discontinue operations. Until such additional capital is raised, the Company is dependent on financing from a related party. The Company has also arranged extended terms with our trade creditors. The Company’s goal is to raise additional funds needed to construct and operate next generation ethanol and biodiesel facilities through stock offerings and debt financings. There can be no assurance that additional financing will be available on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

3. Inventory.

Inventory consists of the following:

	September 30, 2009	December 31, 2008
Raw materials	$560,319	$674,069
Work-in-progress	61,518	53,251
Finished goods	196,699	322,263
Total inventory	$818,536	$1,049,583

For the three and nine months ended September 30, 2009 the Company expensed $101,549 and $335,722, respectively, in connection with the write-down of inventory to reflect market value below cost. During the three and nine months ended September 30, 2008 the Company expensed $952,028 in connection with write down of inventory to reflect market value below cost.

4. Property, Plant and Equipment.

Property, plant and equipment consist of the following:

	September 30, 2009	December 31, 2008
Land	$3,338,445	$3,656,676
Buildings	11,825,495	12,445,883
Furniture and fixtures	82,183	73,983
Machinery and equipment	546,012	618,487
Construction in progress	3,174,418	4,648,149
Total gross property, plant & equipment	18,966,553	21,443,178
Less: accumulated depreciation	(726,774)	(206,574)
Total net property, plant and equipment	$18,239,779	$21,236,604

For the three and nine months ended September 30, 2009 the Company recorded $182,548 and $542,263, respectively, in depreciation expense. During the three and nine months ended September 30, 2008 the Company recorded $9,351 and $18,070, respectively in depreciation expense.

Components of construction in progress include $2,886,825 related to our India biodiesel pretreatment and glycerin facility and $975,594 related to the development of our Sutton property (held for future development of a next generation cellulosic ethanol facility). The estimated cost to complete construction of the pretreatment and glycerin facility is $1,000,000. Commitments for approximately $22,328 under construction contracts, purchase orders and other short term contracts were outstanding at September 30, 2009.

An impairment charge of $2,086,350 was taken during the three months ended September 30, 2009 related to the Sutton and Danville land holdings within our North American segment. The Company believes that in light of the default on the senior debt facility and the collateralization of these properties under the term of the loan agreement, as well as the challenging global economic conditions, the Company is required to reevaluate the potential future development of these properties. The impairment charge is the difference between the estimated fair value determined by management after considering available information including appraisals of the respective properties (based on Level 2 inputs) and the current carrying value.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Other Current Assets and Other Assets.

Other current assets and other assets consists of foreign input tax credits, restricted cash, payments for land options for possible future ethanol plants, supplier deposits and other prepayments.

	September 30, 2009	December 31, 2008
Current
Short term deposits	$56,087	$235,119
Foreign input and custom duty credits	402,081	112,925
Land options	––	40,000
Other	76,390	50,659
Total other current assets	$534,558	$438,703
Long Term
Restricted cash	––	267,600
Deposits	38,600	22,390
Total other assets	$38,600	$289,990

The Company acquired options to purchase land in various locations in Nebraska and Illinois. These options gave the Company the right to buy specific property for a set price per acre and typically ended in one to two years. As of December 31, 2008, the Company had one option to purchase land in Illinois for $934,000. This option expired in May 2009, and was expensed during the three months ended March 31, 2009 upon management’s determination not to renew. For the three and nine months ended September 30, 2009, the Company expensed options that ended or were released in the amount of $40,000. For the three and nine months ended September 30, 2008, the Company expensed options that ended or were released in the amount of $0 and $124,536, respectively.

Foreign input and custom duty credits represent payment of tax to governmental agencies where the Company expects to receive reimbursement upon the filing of returns or the application of these funds to reduce the payment of future taxes.

6. Intangible Assets.

Intangible assets consist of purchased customer lists (acquired in 2007 in connection with the acquisition of Biofuels Marketing, Inc. discussed in Note 12 below), which have been amortized over an estimated useful life of 18 months. The intangible assets have a cost basis of $300,000 and a net carrying amount of $0 and $33,334 at September 30, 2009 and December 31, 2008, respectively. For the three and nine months ended September 30, 2009, the Company recorded amortization of $0 and $33,334, respectively. For the three and nine months ended September 30, 2008, the Company recorded amortization of $50,000 and $150,000, respectively.

7. Debt.

Debt consists of the following:

	September 30, 2009	December 31, 2008
Revolving line of credit (related party)	$––	$2,044,691
Secured term loan, net of unamortized discount	––	3,991,013
Less: current portion	––	(816,738)
Total long term debt	––	5,218,966
Senior secured note, including accrued interest of $818,369	5,818,369	4,504,062
Unsecured working capital loan, including accrued interest of $5,485	423,896	––
Current portion of long term debt	4,084,013	816,738
Current portion of long term debt (related party)	3,650,819	––
Total current debt	13,977,097	5,320,800
Total debt	$13,977,097	$10,539,766

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior secured note. On May 16, 2008, Third Eye Capital ABL Opportunities Fund (“Purchaser”) purchased a 10% senior secured note in the amount of $5 million along with 5 year warrants exercisable for 250,000 shares of common stock at an exercise price of $3.00 per share. The note is secured by first-lien deeds of trust on real property located in Nebraska and Illinois, by a first priority security interest in equipment located in Montana, and a guarantee of $1 million by McAfee Capital LLC (owned by Eric McAfee and his wife). Interest on the note accrues on the unpaid principal balance and is payable on the first business day of each quarter beginning on July 1, 2008. Prior to the note maturing on May 15, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) on behalf of itself and the Purchaser dated March 31, 2009. The Amendment did not become effective as we were unable to meet the conditions of effectiveness set forth in the Amendment. Accordingly, the interest rate under this facility has been accrued at the default interest rate, which is 18%, during the period of default. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to execute the conditions of effectiveness of the Amendment will have no adverse impact on our other debt obligations. Nevertheless, the failure to execute the effectiveness of the Amendment may have an adverse impact on our ability to obtain additional borrowings.

On August 11, 2009, the Company received a notice of default under the Note and Warrant Purchase Agreement asserting that the Company failed to maintain its current ratio and stock market capitalization covenants and as a result Events of Default have occurred and are continuing. The notice of default demands repayment of the entire outstanding indebtedness of $5 million together with all accrued interest thereon and any applicable fees and expenses. We are currently in discussions with the Purchaser with regards to an amendment to the Note and Warrant Purchase Agreement for the modification of terms.

Secured term loan. On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), a wholly-owned subsidiary, entered into a six year secured term loan with the State Bank of India with an overall limit in the amount of approximately $6 million. The term loan matures in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada. In July 2008 we drew approximately $4.6 million against the secured term loan. The loan principal amount is repayable in 20 quarterly installments of approximately $250,000, using exchange rates on September 30, 2009, with the first installment due in June 2009 and the last installment payment due in March 2014. The interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate and is currently 12.00%.

The principal payment scheduled for June 2009 and September 2009 were not made and in the event of default of payment of any installment of principal payments, the term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On October 7, 2009, UBPL received a demand notice from the State Bank of India. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009. Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate pursuant to the Agreement of Loan for Overall Limit. The default period began on July 1, 2009 when the principal payment was deemed past due; therefore, we have accrued for the liquidating damages for the period of default in July and August. As of September 30, 2009, UBPL was in default on one month of interest as well as the principal payment due July 1, 2009. Additional provisions of default include the bank having the unqualified right to disclose or publish our company name and our directors names as defaulter in any medium or media. At the bank’s option, it may also demand payment of the balance of the loan since the principal payments are in default in July 2009 so we have classified the entire loan amount as current. We are currently in discussions with the bank with regards to an amendment to the Agreement of Loan for Overall Limit for the modification of terms.

Revolving line of credit – related party. On November 16, 2006, the Company entered into a short-term loan agreement with Mr. Laird Cagan, a former member of the Company’s board of directors and a significant stockholder. In 2008 and 2009 this short-term loan agreement was amended to convert the facility into an unsecured revolving line of credit with a credit limit of $3,500,000. In addition, the maturity date of the credit facility was extended to July 1, 2011.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 17, 2009, International Biodiesel, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into a Revolving Line of Credit Agreement with Mr. Cagan, (the “Lender”), for $5,000,000. The $5,000,000 Revolving Line of Credit is secured by accounts, investments, intellectual property, securities and other collateral of AE Biofuels, Inc. excluding the collateral securing the Company’s obligations under the Note and Warrant Purchase Agreement with Third Eye Capital Corporation and Third Eye Capital ABL Opportunities Fund. The $5,000,000 Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2011, at which time the outstanding advances under the Revolving Line of Credit together with any accrued interest and other unpaid charges or fees will become due. Upon certain events, one of which is the default on any other debt facility, the Lender may declare a default upon 10 days prior written notice. Upon an event of default, the Lender may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment. The Company used the new Revolving Line of Credit Agreement to pay down the unsecured revolving line of credit facility with a limit of $3,500,000 in August 2009.

At September 30, 2009, a total of $3,650,819, including accrued interest, was outstanding under the $5,000,000 Revolving Line of Credit, dated August 17, 2009. All outstanding principal and accrued interest is due and payable on July1, 2011.

Operating Agreement. In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”). Under this agreement Secunderabad agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility. Working capital advances bear interest at the actual bank borrowing rate of Secunderabad, currently at 15%. During the three and nine months ended September 30, 2009, the Company paid Secunderabad approximately $52,793 and $60,239, respectively, in interest for working capital funding. At September 30, 2009 and December 31, 2008 the Company had $423,896 and $0 outstanding under this agreement, respectively, and included as current short term borrowings on the balance sheet.

8. Operating Leases.

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India as well as the property housing our cellulosic demonstration facility in Butte, Montana. These leases expire at various dates through May 31, 2012. The Company records rent expense on a straight line basis.

Future minimum operating lease payments as of September 30, 2009, are:

Rental Payments
2009	$71,134
2010	263,846
2011	260,206
2012	97,577
Total	$692,763

For the three and nine months ended September 30, 2009, the Company recorded $61,159 and $194,454, respectively, in rent expense.

In July, 2009, the Company entered into a sublease agreement with Solargen Energy, Inc. for approximately 3,000 square feet of leased space. For the three months ended September 30, 2009, the Company invoiced, collected and offset as rent expense $21,418 under this agreement. The future minimum lease payments above exclude collections of rent under this sublease agreement. See Note 14 Related Party Transactions.

9. Stockholders’ Deficit.

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and 65,000,000 shares of preferred stock, $0.001 par value, of which 7,235,565 shares were designated Series B preferred stock, 3,330,725 shares of which were outstanding as of September 30, 2009.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Conversion. Holders of Series B preferred stock have the right, at their option at any time, to convert any shares into common stock. Each share of preferred stock will convert into one share of common stock, at the current conversion rate. The conversion ratio is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like. In addition, at such time as the Registration Statement covering the resale of the shares of common stock is issuable, then all outstanding Series B preferred stock shall be automatically converted into common stock at the then effective conversion rate. For the three months ended September 30, 2009, no shares of Series B preferred stock were converted into shares of common stock.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Common Stock

On October 6, 2008, the Company and TIC cancelled their Strategic Alliance Agreement and TIC agreed to return 4,000,000 shares of the Company’s common stock for a total payment of $500,000 by the Company of which $234,419 was paid to TIC upon the parties’ entry into the agreement and $265,581 was payable on or before December 30, 2008. Upon cancellation of the agreement, TIC returned 1,880,000 shares and will return the remaining 2,120,000 shares upon the receipt of the final payment. In the event the final payment is not received on or before December 30, 2008, interest shall begin to accrue at the annual rate of 18% until paid in full. At September 30, 2009, the Company had not made the payment required under the agreement. As of September 30, 2009, the Company accrued interest of $37,534 related to this obligation.

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

A summary of warrant activity for placement warrants for 2009 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2008	666,587	$3.00	666,587	3.45
Granted	––	––
Exercised	––	––
Outstanding, September 30, 2009	666,587	3.00	666,587	2.70

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following is a summary of options granted under the 2007 Stock Plan:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2008	1,490,500	2,509,500	$3.24
Authorized	882,410	––
Granted	(2,884,000)	2,884,000	$0.16
Exercised	––	––	––
Forfeited	691,625	(691,625)	3.16
Balance as of September 30, 2009	180,535	4,701,875	$1.36

At September 30, 2009, the weighted average remaining contractual term is 4.50 years. The aggregate intrinsic value of the shares outstanding at September 30, 2009 is $0. The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price at September 30, 2009 of $0.26, over the options holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of these awards at September 30, 2009 is $0.64. Options vested and exercisable at September 30, 2009 were 2,954,749 with a weighted average exercise price of $1.58.

Included in the table above are 727,000 options issued to consultants in November 2007, September 2008, May 2009 and August 2009. These options had an exercise price of $3.00, $3.70, $0.16 and $0.15, respectively, and generally vest over 3 years. At September 30, 2009 the weighted average remaining contractual term was 3.60 years. The Company recorded an expense for the three and nine months ended September 30, 2009 in the amount of $16,004 and $19,274, respectively, which reflects periodic fair value re-measurement of outstanding consultant options under ASC 505-50-30 (formerly Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments that are issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” ). The valuation using the Black-Scholes-Merton model is based upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in ASC 505-50-30.

Valuation and Expense Information under ASC Section 715-20-50 (formerly SFAS 123(R))

The Company incurred non-cash stock compensation expense of $153,635 and $630,909 for the three and nine months ended September 30, 2009, respectively, for options granted to our general and administrative employees and consultants. Of the non-cash stock compensation expense for the three and nine months ended September 30, 2009, $25,000 and $100,000, respectively, was attributable to stock granted to an officer pursuant to the acquisition of Biofuels Marketing, Inc. discussed in Note 12 – Acquisitions, Divestitures and Joint Ventures below. Therefore all stock option expense was classified as general and administrative expense.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2009, total unrecognized compensation expense under ASC Section 715-20-50 was $591,333, net of estimated forfeitures, which the Company will amortize over the next five fiscal years.

In January 2006, the Company issued certain employees 4,400,000 shares of common stock at $0.0025 per share in the form of restricted stock awards in connection with employment agreements under restricted unit purchase agreements. These shares were issued as an incentive to retain key employees and officers and vest over 3 years.

The following table summarizes the Company’s repurchase rights under these agreements:

	Number of Shares	Weighted Average Grant Date Fair Value
Repurchasable shares as of December 31, 2008	250,000	0.0025
Vested	(250,000)	(0.0025)
Forfeited	––	––
Repurchasable shares as of September 30, 2009	––	$––

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

Technology Company Formation. On February 28, 2007, we acquired a 51% interest in Energy Enzymes, Inc. We have the right to acquire the remaining 49% for 1,000,000 shares of our common stock upon the fulfillment of certain performance milestones. The performance milestones had not been met as of September 30, 2009. In accordance with ASC Section 810-10-65, we attributed net loss to Energy Enzymes, Inc. beginning at the date of adoption of ASC Section 810-10-65 in our consolidated statement of operations and recorded the minority interest to non-controlling interest in the stockholders equity section of our balance sheet. The equity attributable to the Company and to the non-controlling interest in Energy Enzymes, Inc. is as follows:

	For the nine months ended September 30, 2009			For the nine months ended September 30, 2008
	Parent	Noncontrolling Interest	Consolidated	Parent	Noncontrolling Interest	Consolidated
December 31, Accumulated deficit	$(1,426,633)	$––	$(1,426,633)	$(257,760)	$––	$(257,760)
Attributable net loss	(305,905)	(293,891)	(599,776)	(916,159)	––	(916,159)
September 30, Accumulated deficit	$(1,732,538)	$(293,891)	$(2,026,409)	$(1,173,919)	$––	$(1,173,919)

Operating Agreement. In November 2008, we entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”). Under this agreement Secunderabad agreed to provide us with plant operational expertise on an as-needed basis and working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility. Working capital advances bear interest at the actual bank borrowing rate of Secunderabad. In return, we agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit. In the event that our biodiesel facility operates at a loss, Secunderbad owes the Company 30% of the losses. The agreement can be terminated by either party at any time without penalty. During the three and nine months ended September 30, 2009, the Company paid Secunderabad approximately $112,260 and $192,394, respectively, under the agreement and approximately $52,793 and $60,239, respectively, in interest for

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

working capital funding. At September 30, 2009 and December 31, 2008 the Company had $423,896 and $0 outstanding under this agreement, respectively, and included as current short term borrowings on the balance sheet.

13. Segment Information.

Summarized financial information by reportable segment for the three and nine months ended September 30, 2009, based on the internal management system, is as follows:

Statement of Operations Data	For the three months ended September 30, 2009	For the nine months ended September 30, 2009
Revenues
India	$4,054,985	$7,552,938
North America	––
Other	––
Total revenues	$4,054,985	$7,552,938

Cost of goods sold
India	$3,685,366	$7,101,076
North America	––
Other	––
Total cost of goods sold	$3,685,366	$7,101,076

Gross profit
India	$369,619	$451,862
North America	––
Other	––
Total gross profit	$369,619	$451,862

During the three and nine months ended September 30, 2009 all of our revenues were from sales to external customers in our India segment.

Balance Sheet Data	September 30, 2009
Total Assets
India	$16,336,608
United States	3,274,934
Other	149,463
Total Assets	$19,761,005

One customer represented 77% of our revenues for the three months ended September 30, 2009. Two customers, each individually representing more than 10% of revenues, represented 49% of our revenues for the nine months ended September 30, 2009. No other single customer represented more than 10% of our revenues during this period.

14. Related Party Transactions.

Laird Cagan, a former member of the Company’s board of directors and a significant stockholder, provides the Company a $5,000,000 secured revolving line of credit. At September 30, 2009, a total of $3,342,992 plus accrued interest of $307,827 was outstanding under this credit facility which accrues interest at 10% interest per annum. All outstanding principal and accrued interest is due and payable on July 1, 2011.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company and Eric A. McAfee, the Company's Chief Executive Officer and Chairman of the board of directors, are parties to an agreement pursuant to which the Company pays Mr. McAfee a monthly salary of $10,000 per month for services rendered to the Company as its President and CEO. For each of the three and nine months ended September 30, 2009 and 2008, the Company paid or accrued Mr. McAfee $30,000 and $90,000, respectively, pursuant to this agreement. As of September 30, 2009, the Company owes Mr. McAfee $130,000 under the terms of this agreement.

The Company and CM Consulting are parties to an agreement pursuant to which the Company reimbursed CM Consulting for a minimum of 20 hours per month of time on an aircraft owned by CM Consulting until February 2008. The Company paid an upfront fee of $360,000 in February 2006 for 24 months of usage. The contract expired in February 2008. The Company expensed $30,000 of this rental fee for the nine months ended September 30, 2008. Eric A. McAfee, a director, officer and significant shareholder of the Company owns 50% of CM Consulting.

The Company and Cagan McAfee Capital Partners are parties to an agreement pursuant to which Cagan McAfee Capital Partners provides administrative and advisory services for a monthly fee of $15,000 plus expense reimbursement to the Company. For the three and nine months ended September 30, 2009, the Company paid Cagan McAfee Capital Partners $45,418 and $101,089, respectively. For the three and nine months ended September 30, 2008, the Company paid Cagan McAfee Capital Partners $10,995 and $89,327, respectively. Eric A. McAfee, an officer and member of the Company’s board of director and Laird Cagan, a former of the Company’s board of directors, together own 100% of Cagan McAfee Capital Partners. The contract expired in January 2009. As of September 30, 2009, the Company owes Cagan McAfee Capital Partners $209,866 under the terms of this agreement.

The Company is billed by McAfee Capital for certain expense reimbursements, principally in connection with services provided by Eric A. McAfee and his administrative personnel. For the three and nine months ended September 30, 2009, the Company paid McAfee Capital $12,526 and $20,443, respectively. Eric A. McAfee, an officer and member of the Company’s board of director, owns 100% of McAfee Capital. The Company owes McAfee Capital $17,943 under the terms of this arrangement.

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

In July, 2009, the Company entered into a sublease agreement with Solargen Energy, Inc. for approximately 3,000 square feet of leased space. Eric McAfee, member of the Company’s board of directors and a significant stockholder, is also a member of the Board of Directors and a significant shareholder of Solargen, Energy, Inc. Michael Peterson, a member of the Company’s board of directors is also the Chief Executive Officer of Solargen, Energy, Inc. For the three months ended September 30, 2009, the Company invoiced, collected and offset as rent expense $21,418 under this agreement. The future minimum lease payments above exclude collections of rent under this sublease agreement. See Note 8 Operating Leases.

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

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries. At September 30, 2009, these undistributed losses totaled approximately $3,689,041. If any future earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and U.S. loss provision, we do not believe the net unrecognized U.S. deferred tax liability is material.

We adopted the provisions of ASC Topic 740-10 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”), on January 1, 2007. The adoption of FIN 48 had no impact on our financial statements. FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts.

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

16. Contingent Liabilities.

On March 28, 2008, the Cordillera Fund, L.P. ("Cordillera") filed a complaint in the Clark County District Court of the State of Nevada against American Ethanol, Inc. and the Company. The complaint sought a judicial declaration that Cordillera has a right to payment from the Company for its American Ethanol shares at fair market value pursuant to Nevada's Dissenters' Rights Statute, a judicial declaration that Cordillera is not a holder of Series B preferred stock in the Company under the provisions of the statute; and a permanent injunction compelling the Company to apply the Dissenters' Rights Statute to Cordillera's shares and reimburse Cordillera for attorneys fees and costs. On or about October 7, 2009, the Court set the price of AE Biofuels, Inc. stock at $3.00 per share plus attorney fees to Cordillera plus accrued interest at the statutory rate of 5% from the date of merger. The time to appeal this decision has not yet run. See Note 9 – Stockholders Deficit.

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

In June 2009, UBPL, our India subsidiary, exited from the Export Oriented Unit (EOU) taxation status and became a domestic producer under the Export Promotion Capital Goods (EPCG) taxation system. As part of the movement from the EOU to the EPCG taxation systems, the Company is required to export approximately $4,000,000 of biodiesel into the international markets before June 2017. This export requirement is an offset by the government of India for capital goods that were imported duty free during the construction of the biodiesel plant. Failure to export this product will result in the payment of tax on the portions remaining to be exported.  To date we exported approximately $2,875,000 under the EPCG taxation system in satisfaction of this requirement.

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Fair Value Measurement.

Fair value, as defined in ASC Topic 820-10, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether using an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

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

As required by ASC Topic 820-10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Our only financial asset carried at fair value is cash held in commercial bank accounts with short term maturities. We consider the statement we receive from the bank as a quoted price (Level 1 remeasurement) for cash and measure the fair value of these assets using the bank statement.

The Company’s financial liabilities include short and long-term debt and long term debt (related party). The carrying value of the Company’s short-term debt approximates fair value due to the short-term maturity of this instrument, which based on the pending amendment with Third Eye Capital ABL Opportunities Fund at the same interest rate as the current debt has a maturity date of December 2009 (Level 2 re-measurement) and which based on the operating agreement with Secunderabad Oils Limited at the actual borrowing rate of Secunderabad (Level 2 re-measurement). The Company’s long-term debt carrying value approximates fair value based upon the borrowing rates currently available to the Company for bank loans in India with similar terms and maturities (Level 2 re-measurement). The Company is unable to estimate the fair value of the long term debt (related party) due to the unsecured nature of this loan and the lack of comparable available credit facilities (Level 3 re-measurement).

AE BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2009, are as follows:

		Fair Value Measurements
	Carrying Amount at September 30, 2009	Level 1	Level 2	Level 3
Assets
Cash and time deposits	$107,631	$107,631	$––	$––
Other Assets - Restricted Cash			––	––
Total	$107,631	$107,631	$––	––
			––	––
Liabilities
Short-term borrowings	$(6,242,265)	$––	$(6,242,265)	$––
Current portion of long-term debt	(4,084,013)	––	(4,084,013)	––
Current portion of long-term debt (related party)	(3,650,819)	––	––	(3,650,819)
Total	$(13,977.097)	$––	$(10,326,278)	$(3,650,819)

18. Subsequent Events.

Our Company has evaluated and disclosed any subsequent events that have occurred from September 30, 2009 through November 5, 2009, the date of filing of this Quarterly Report on Form 10-Q. We were not required to recognize the effect of our subsequent events in our financial statements, as they arose after our balance sheet date. The following is a summary of our nonrecognized subsequent events:

Revolving line of credit – related party. During October and November, 2009, the Company borrowed an additional $300,000 under the $5,000,000 revolving line of credit facility provided by Laird Cagan, a former director and significant shareholder. See Notes 7 and 14 above.

On October 22, Eric A. McAfee assumed the liabilities of The Crone Law Group in the amount of approximately $114,541 as part of a private transaction between Mr. McAfee and The Crone Law Group.

On October 14, 2009 we extended our lease in Butte, Montana by signing a month to month lease on the same payment terms as our previous lease. We did not exercise our option to purchase the land and building at the original lease termination date, October 14, 2009.

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

•

Results of Operations. An analysis of our financial results comparing the three months ended September 30, 2009 to the three months ended September 30, 2008 and the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

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

We completed construction of both our biodiesel plant and our cellulosic ethanol demonstration plant in 2008 and we have been selling biodiesel since November 2008. We, however, currently do not have sufficient cash reserves to meet our anticipated operating and capital obligations. As a result, we are in the process of seeking additional capital for operation of our Kakinada refinery at full capacity, for continuing the construction of the glycerin refining and vegetable oil pretreatment plant, for funding development activities at our cellulosic ethanol demonstration plant, for operating an ethanol plant in California, and for paying ongoing corporate overhead expenses. The amount of additional capital we raise will have to be sufficient to fund the working capital of the biodiesel plant until the plant generates sufficient cash flow from operations, if ever. Further, we have been operating at a loss and expect to increase our operating expenses significantly as we expand our operations.

The worldwide market for biofuels continued to grow in 2008 and 2009 and we have benefited from the growth of biodiesel use domestically in India as we began our operations and sales of biodiesel into the domestic Indian market in November 2008. Our revenues during the period covered by this Report consist of sales of biodiesel to a customer in Europe, sales of glycerin to customers in India and sales of biodiesel to retail distributors in India. We receive the order and payment on the majority of our sales before distribution of the product. Payment on sales to customers outside of India are in the form of non-recourse secured letters of credit. We sell our product primarily through outside sales brokers and partially through an inside sales force. We have not sold products on a consignment basis and during the three months ended September 30, 2009 we made our first export sale. We have the ability to generate additional revenue through the sale of crude glycerin, the by-product from the biodiesel production process. During the nine months ended September 30, 2009 we sold 1,454 metric tons of crude glycerin. We are in the process of raising capital in order to complete our glycerin refinery at our Kakinada plant. We had no sales of glycerin in fiscal 2008. Our cost of revenues consists of feedstock, chemicals and plant overhead. Depending upon the costs of these products in comparison to the sales price of the biodiesel, our gross margins can vary from positive to negative. Overhead expenses include direct and indirect costs associated with the biodiesel production at our Kakinada plant, plant utilities, maintenance, insurance, depreciation and freight. We produced 10,982 metric tons of biodiesel in 2009 and sold 11,163 metric tons of biodiesel which was 10.4% of our total plant capacity for the nine months ended September 30, 2009.

In August 2008, we opened the first integrated cellulose and starch ethanol commercial demonstration facility in the United States. Our 9,000 square foot demonstration plant is capable of producing ethanol from a variety of feedstock sources, including wheat straw and corn stover. Our integrated technology addresses the requirement for commercially viable uses of non-food feedstock to complement existing feedstock sources to meet the worldwide demand for ethanol. Our strategy for the commercialization of our integrated cellulose and starch process includes: (i) acquiring existing starch (corn) ethanol plants and retrofitting them with our cellulosic technology; (ii) establishing joint ventures with existing ethanol plants (including corn ethanol plants in the U.S. and sugarcane ethanol plants in Brazil and India); (iii) constructing and operating standalone cellulosic ethanol facilities; and (iv) licensing our proprietary technology to ethanol plants in the U.S., Europe, Brazil and India.

During the three and nine months ended September 30, 2009, we operated our biodiesel plant in India; however, our current operations are constrained by limited working capital and the lack of widespread market acceptance of biodiesel in India. We believe that we can continue to increase sales of biodiesel in 2009; however, the domestic Indian market must continue to increase acceptance of biodiesel our and the margins between the feedstock costs and the biodiesel sales price must remain positive in order for us to have positive gross margins in 2009. Our primary export market is Europe and we do not expect sales of biodiesel to increase in the fourth quarter of fiscal 2009 as palm-based biodiesel has poor cold temperature flowing properties and, therefore, is not sold into Europe during the winter. Therefore we expect some seasonality in our export shipments into Europe in our fourth quarter each fiscal year.

We expect the market for next generation cellulosic ethanol to continue to grow in the United States due to a focus toward reducing reliance on petroleum based fuel and due to increased cellulosic ethanol mandates specified by the updated Renewable Fuel Standard (RFS 2). At the outset of 2009, we believed that we could begin generating revenues through the commercialization of our cellulosic ethanol technology and associated Renewable Identification Number (RIN’s) in 2009; however, we have not been able to generate revenues from this technology thus far.

Our cash and cash equivalents balance was $107,631 as of September 30, 2009, of which $55,843 was held in our domestic entities and $51,788 was held in foreign subsidiaries. Our current ratio as of September 30, 2009 was 0.08 compared to a current ratio of 0.13 as of December 31, 2008. We ended September 30, 2009 with limited working capital resources and we will need to raise additional working capital in 2009 in order to achieve our goals in India and the U.S. Due to the global financial crisis during the past twelve months, obtaining working capital through commercial banks or through other means is a significant challenge and we cannot be assured we will be able to obtain additional working capital and therefore be successful in 2009. Should the Company not be able to raise enough equity or debt financing, it may be forced to sell all or a portion of its existing biodiesel facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

For the three months ended September 30, 2009, $4,054,985 or 100% of our revenue was derived from the sale of biodiesel. Of these sales approximately $2,875,000 resulted from a single sale into the export market and the balance resulted from sales into the Indian domestic market. All revenue during 2009 is from our India geographic segment. No revenues were recorded for the three months ended September 30, 2008.

We recognize revenue upon shipment of product as payments are generally made in advance and we do not offer any right of return. On export orders, we deliver our product FOB shipping point and receive a non-recourse letter of credit at delivery. We had no accounts receivable as of September 30, 2009. Our average domestic sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. We have several domestic customers who take delivery of biodiesel on a daily basis. During the three months ended September 30, 2009 we made one export shipment of 4,125 metric tons to an international customer. Due to the seasonality of sales into the international markets, we expect that this order will be our only international order in 2009 and we do not expect any additional international orders until early 2010. As a result, it is difficult to predict timing or size of product sales on a quarterly basis.

Cost of Revenues

Our cost of revenues consists of fixed costs, including utilities, supplies, insurance, property taxes, depreciation and indirect labor compensation. Variable costs include direct labor compensation and direct material costs. The largest component of the cost of revenues is the palm oil or palm stearin feedstock for the biodiesel production process. The price of palm oil and palm stearin is influenced by general economic, market and regulatory factors. These factors include local and global supply and demand, weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade. The price at which we sell our biodiesel in India is generally indexed to the price of petroleum diesel, which is set by the Indian government, the lack of correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. The cost of palm oil or palm stearin has fluctuated significantly in recent periods; however, for the three months ended September 30, 2009, the commodity markets proved to be more stable than they were in fiscal 2008. In early January 2009, we sold through all the feedstock purchased in 2008 and we are buying feedstock as required to support current biodiesel production. As a result of favorable feedstock prices and demand from an international customer, we were able to sell enough biodiesel to cover our costs of plant operations and repayment of working capital to Secunderabad. Our cost of revenues for the three months ended September 30, 2009 was smaller than our revenues and we generated a positive gross margin of $369,619 or 9.1%.

We exited the quarter ended September 30, 2009 with 781 metric tons of feedstock, which at current sales levels represents approximately two week of biodiesel sales. During the three months ended September 30, 2009, we recognized $101,549 in inventory adjustments attributable to lower of cost or market valuation. All of our cost of revenues was located in our India geographic segment. No revenues or cost of revenues were recorded for the three months ended September 30, 2008.

Expenses

Research and Development Expenses. The principal area of spending for research and development is our integrated cellulose and starch ethanol commercial demonstration facility in Butte. We incurred expense of $157,574 and $316,402 in the three month periods ended September 30, 2009 and 2008, respectively. The largest component of expense for the three months ended September 30, 2009 was $115,380 spent on salaries, wages and compensation as compared to zero spent in the three month period of the prior year. The second largest component of expense for the three months ended September 30, 2009 was $22,741 spent on rent, taxes and insurance on the facility as compared to $14,285 spent in the three month period of the prior year. We charged $17,571 of depreciation to research and development, as compared to $6,952 in the prior year. The balance of expenses for the three months ended September 30, 2009 was related to professional services and supplies. In the three month period ended September 30, 2008, we incurred $230,750 in supplies and services related to the build-out of our research and development facility in Butte, which was completed and commissioned in August 2008. All of our research and development expenses were incurred in the North America segment.

Selling, General and Administrative Expenses. Principal areas of spending for general and administrative spending are in the areas of employee compensation, professional services, travel, depreciation, and office expenses, including rent.

We summarize our spending within the North America segment into eight components as follows:

	For the Three Months Ended September 30,
	2009	2008
	%	%
Salaries, wages and compensation	55	54
Supplies and services	4	5
Repair and maintenance	––	––
Taxes, insurance, rent and utilities	13	7
Professional services	26	25
Depreciation and amortization	1	––
Travel and entertainment	1	3
Miscellaneous expense	––	6
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related stock compensation. For the three months ended September 30, 2009 and 2008, the number of United States employees remained flat at 12 employees. Compensation expense decreased from $870,978 for the three months ended September 30, 2008 to $478,122 for the three months ended September 30, 2009. The decrease was principally driven by a change in the mix of employees that includes fewer executive level employees and by lower non-cash, stock compensation of $137,631 for the three months ended September 30, 2009 compared to non-cash, stock compensation of $297,578 recorded during the same period of 2008.

The second largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the three months ended September 30, 2009, we spent $286,154 on professional services including a non-cash stock compensation charge of $16,004 for stock grants to key consultants and advisors. For the three months ended September 30, 2008, we spent approximately $410,741 on professional services of which a credit for $80,839 was posted as non-cash stock-based compensation. The decrease from the prior year is attributable to a reduction in spending on all professional fees, including legal and financial advisory fees.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. This category also includes licenses and permits as well as penalties and interest. The taxes included in this item are non-income based taxes. For the three months ended September 30, 2009 most of the $138,347 was spent on rent, utilities and insurance. This level of spending is slightly higher than the $120,449 spent during the three months ended September 30, 2008 due to an increase in our insurance expenses in 2009 as compared to 2008.

During the three months ended September 30, 2009, we incurred some selling and marketing expenses related to our biodiesel sales, which consisted primarily of salaries, commissions and benefits related to sales and marketing personnel and sales brokers; travel and other out-of-pocket expenses, amortization of intangible assets related to our acquisition of Biofuels Marketing, Inc. and facilities costs and other related overhead. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will increase for the foreseeable future in absolute dollars. At this time, these costs are small and accordingly we have included them in general and administrative.

We summarize our spending within the India segment into eight components as follows:

	For the Three Months Ended September 30,
	2009	2008
	%	%
Salaries, wages and compensation	2	––
Supplies and services	73	––
Repair and maintenance	2	––
Taxes, insurance, rent and utilities	5	––
Professional services	5	––
Depreciation and amortization	6	––
Travel and entertainment	5	––
Miscellaneous expense	2	––
Total	100	––

During the early part of 2008, our India segment was fully engaged in the construction of the biodiesel plant in Kakinada, India. As such, substantially all costs associated with this segment were capitalized as costs associated with placing this asset in service. In October 2008, the plant was commissioned and operations commenced.

The largest component of selling, general and administrative expense is supplies and services expense of $237,519 principally associated with the operational support agreement with Secunderabad Oil. The second largest component is depreciation expense associated with biodiesel plant.

Other Income/Expense

Other income (expense) consisted of the following items:

•

Interest expense is the result of debt facilities acquired by both the Company and its India subsidiary and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. Currently, two of the debt facilities accrue interest at the default rate of interest. We incurred interest expense of $692,714. During the same period of 2008 we incurred and capitalized $593,494 of interest and recorded zero interest expense.

•

Interest income is earned on excess cash. Due to low levels of cash during both the three months ended September 30, 2009, and the same period of 2008, our interest income remained at low levels of $6,565 and $58, respectively.

•

Other income, for both years, results from renting portions our land holdings in Sutton and Danville to local farmers and a sublease for office space at our Cupertino office.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

For the nine months ended September 30, 2009, $7,552,938 or 100% of our revenue was derived from the sale of biodiesel. Of these sales approximately $2,875,000 were made into the export market and the balance made into the Indian domestic market. All revenue during 2009 is part of our India geographic segment. No revenues were recorded for the nine months ended September 30, 2008.

We recognize revenue upon shipment of product as payments are generally made in advance and we do not offer any right of return. We had no accounts receivable as of September 30, 2009. Our average sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. During the three months ended September 30, 2009 we made one export shipment of 4,125 MT to an international customer which was funded using a non-recourse letter of credit. Due to the seasonality of sales into Europe, we expect that this order will be the last export order until early 2010. We have several customers who take domestic Indian delivery of biodiesel on a daily basis. As a result, it is difficult to predict timing or size of product sales on a quarterly basis.

Cost of Revenues

Our cost of revenues consists of fixed costs, including utilities, supplies, insurance, property taxes, depreciation and indirect labor compensation. Variable costs include direct labor compensation and direct material costs. The largest component of the cost of revenues is the palm oil or palm stearin feedstock for the biodiesel production process. The price of palm oil and palm stearin is influenced by general economic, market and regulatory factors. These factors include local and global supply and demand, weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade. The price at which we sell our biodiesel in India is generally indexed to the price of petroleum diesel, which is set by the Indian government, the lack of correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. The cost of palm oil or palm stearin has fluctuated significantly in recent periods; however, for the nine months ended September 30, 2009, the commodity markets proved to be more stable than they were in fiscal 2008. In early January 2009, we sold through all the feedstock purchased in 2008 and we are buying feedstock as required to support current biodiesel production. During the nine months ended September 30, 2009 there was an increase in the price of palm oil or palm stearin to the point were the cost of production was higher than the cost of selling the biodiesel; therefore, we did not buy feedstock or produce and sell biodiesel for several weeks during the three months ended June 30, 2009. As a result of favorable feedstock prices and demand from an international customer, we were able to sell enough biodiesel to post a positive gross margin, yet we did not sell amounts of biodiesel with enough profit margin to cover our fixed costs of the biodiesel plant. For the nine months period ended September 30, 2009 our biodiesel sales and gross margins exceeded our fixed and variable cost of revenues and we recognized a gross profit of $451,862 or 6.0%..

We exited the quarter ended September 30, 2009 with 781 metric tons of feedstock, or about two week’s worth of biodiesel sales, at our current quarter’s sales levels. During the nine months ended September 30, 2009, we recognized $335,722 in inventory adjustments attributable to lower of cost or market valuation. All of our cost of revenues was located in our India geographic segment. Neither revenues nor cost of revenues were recorded for the nine months ended September 30, 2008.

Expenses

Research and Development Expenses. The principal area of spending for research and development is our integrated cellulose and starch ethanol commercial demonstration facility in Butte. We incurred expense of $399,148 and $828,458 in the nine month periods ended September 30, 2009 and 2008, respectively. The largest component of expense for the nine months ended September 30, 2009 was the $132,529 we spent on professional services primarily related to the salaries for the small team of scientists working at the Butte facility and for legal services associated with our pending patents, compared to $182,786 for the same period of the prior year. We spent $61,649 on rent, taxes and insurance on the facility as compared to $44,032 in the nine month period of the prior year. We charged $52,713 of depreciation to research and development, as compared to $11,093 in the prior year. For the nine months ended September 30, 2008, we incurred $570,342 in supplies and services related to the build-out of our of our research and development facility in Butte, which was completed and commissioned in August 2008. The balance of the research and development expenses in both the nine months ended September 30, 2009 and 2008 were for miscellaneous office expenses and travel. All of our research and development expenses were incurred in the North America segment.

Selling, General and Administrative Expenses. Principal areas of spending for general and administrative spending are in the areas of employee compensation, professional services, travel, depreciation, and office expenses, including rent.

We summarize our spending within the North America segment into eight components as follows:

	For the Nine Months Ended September 30,
	2009	2008
	%	%
Salaries, wages and compensation	50	45
Supplies and services	4	6
Repair and maintenance	––	––
Taxes, insurance, rent and utilities	12	6
Professional services	30	36
Depreciation and amortization	2	2
Travel and entertainment	2	5
Miscellaneous expense	––	––
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related stock compensation. For the nine months ended September 30, 2009 and 2008, the number of United States employees remained flat at 12 employees. Compensation expense decreased from $3,219,279 for the nine months ended September 30, 2008 to $1,801,035 for the nine months ended September 30, 2009. The decrease was driven by a change in the mix of employees that includes fewer executive level employees and a decrease in non-cash, stock compensation from $1,776,882 for the nine months ended September 30, 2008 compared to non-cash, stock compensation of $586,609 recorded during the same period of 2009.

The second largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense which arose from stock awards granted to consultants and advisors. For the nine months ended September 30, 2009, we spent $1,074,030 on professional services including a non-cash stock compensation charge of $19,300 for stock grants to key consultants and advisors. For the nine months ended September 30, 2008, we spent approximately $2,613,885 on professional services of which $413,039 was stock-based compensation. The decrease from the prior year is attributable to a reduction in spending on all professional fees, including legal and financial advisory fees and lower non-cash stock based compensation charges, due to a lower price of our common stock at September 30, 2009 as compared to September 30, 2008.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. This category also includes licenses and permits as well as penalties and interest. The taxes included in this item are non-income based taxes. For the nine months ended September 30, 2009 most of the $445,274 was spent on rent, utilities and insurance. This level of spending is relatively consistent with the $447,918 spent during the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, we incurred some selling and marketing expenses related to our biodiesel sales, which consisted primarily of salaries, commissions and benefits related to sales and marketing personnel and sales brokers; travel and other out-of-pocket expenses, amortization of intangible assets related to our acquisition of Biofuels Marketing, Inc. and facilities costs and other related overhead. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will increase for the foreseeable future in absolute dollars. At this time, these costs are small and accordingly we have included them in general and administrative.

We summarize our spending within the India segment into eight components as follows:

	For the Nine Months Ended September 30,
	2009	2008
	%	%
Salaries, wages and compensation	3	––
Supplies and services	31	––
Repair and maintenance	3	––
Taxes, insurance, rent and utilities	9	––
Professional services	45	––
Depreciation and amortization	3	––
Travel and entertainment	5	––
Miscellaneous expense	1	––
Total	100	––

During the early part of 2008, our India segment was fully engaged in the construction of the biodiesel plant in Kakinada, India. As such, substantially all costs associated with this segment were capitalized as costs associated with placing this asset in service. As of October 2008, the plant was commissioned and operations commenced.

The largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory and technical services. For the nine months ended September 30, 2009, we spent $500,291 on professional services, which includes $73,017 paid to consultants in connection with our application for a change in taxation status of our biodiesel plant from an export oriented unit to a domestic production unit (the “Domestication”) and $358,169 to a legal firm in connection with fund raising.

The second largest component of selling, general and administrative expense is supplies and services, which include payments under the agreement with Secunderabad (see Note 12 – Acquisitions, Divestitures and Joint Ventures in the Notes to Consolidated Financial Statements), and office supplies and expenses. For the nine months ended September 30, 2009, we spent $342,002 in this category of which $192,394 was paid to Secunderabad.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. For the nine months ended September 30, 2009, we spent $ 104,665 in this category, of which $50,643 was for duties related to the Domestication of the biodiesel plant.

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

•

During the nine months ended September 30, 2008, we purchased and resold glycerin. These sales resulted in profits of $78,276 on sales of $302,000. As we had not commenced commercial operations as of September 30, 2008, the profits from these sales are classified in other income.

•

On January 23, 2008, we agreed to end the joint venture with Acalmar Oils and Fats, Ltd. (“Acalmar”) including termination of Acalmar’s right to own or receive any ownership interest in the joint venture. The total cancellation price of $900,000 is reflected in our Statement of Operations as a shareholder agreement cancellation payment.

•

Interest expense is the result of debt facilities acquired by both the Company and its India subsidiary and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. For the nine months ended September 30, 2009 we incurred interest expense of $2,137,212. During the same periods of 2008 we incurred $253,020 of interest expense.

•

Interest income is earned on excess cash. Due to the decrease in our cash balances over the nine months ended September 30, 2009, as compared to the same period of 2008, our interest income decreased from $32,544 to $19,526.

•

Other income for both periods also arose from renting portions of our land holdings in Sutton and Danville to local farmers.

Income Taxes

Provision for income taxes is calculated in accordance with ASC Topic 740 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”), using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of enacted tax law.

ASC Topic 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets which may not be realized. As of September 30 and December 31, 2008 and 2007, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

We adopted the provisions of ASC Topic 740 ( formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”), on January 1, 2007, and there was no impact to our financial statements. ASC Topic 740 clarifies the accounting for uncertainty in income tax positions. ASC Topic 740 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. Furthermore, we do not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. As of September 30, 2009 and December 31, 2008, our unrecognized tax benefits were not significant.

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

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	September 30, 2009	September 30, 2008
Cash and cash equivalents	$107,631	$591,718
Current assets (including cash and cash equivalents)	1,482,626	2,322,431
Current liabilities (including short term debt)	21,410,903	9,471,568
Short and long term debt	$13,977,097	$9,645,854

The Company has experienced losses and continues to have negative cash flows from its operations through September 30, 2009. As noted in the table above, the Company has negative working capital (current assets less current liabilities). To date, our operating biodiesel plant has provided us with only minimal cash flow, and it will likely be insufficient to allow for the completion of our business plan in 2009. As the development of our business plan has taken longer to develop than we had forecasted, we may have to review our long lived assets for impairment at a future date. Funds available at September 30, 2009 are sufficient to cover less than one month of our domestic operating costs.

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

With regards to our $5,000,000 senior secured note held by Third Eye Capital ABL Opportunities Fund (which had a carrying value at September 30, 2009 of $5,818,369), we were not in compliance with the current ratio covenant for the months of November 2008 through September 2009 under the loan agreement nor were we in compliance with the stock market capitalization covenant for December 2008 through September 2009. Prior to the note maturing on May 15, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) on behalf of itself and the Purchaser dated March 31, 2009. The Amendment had not become effective as of September 30, 2009 as we were unable to meet the conditions of effectiveness set forth in the Amendment. Accordingly, the interest rate under this facility has been accrued at the default interest rate, which is 18%, during the period of default.

The Company was not in compliance with the current ratio or stock market capitalization covenant for the months of November 2008 through September 2009 under the loan agreement. Due to the fact that our non-compliance with covenants has put our note into default, we have increased the interest rate on the note to the default interest rate of 18%, through September 30, 2009. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to execute the conditions of effectiveness of the Amendment will have no adverse impact on our other debt obligations. On August 11, 2009, the Company received a notice of default under the Note and Warrant Purchase Agreement asserting that the Company failed to maintain its current ratio and stock market capitalization covenants and as a result Events of Default have occurred and are continuing. The notice of default demands repayment of the entire outstanding indebtedness of $5 million together with all accrued interest thereon and any applicable fees and expenses. We are currently in discussions with the Purchaser with regards to an amendment to the Note and Warrant Purchase Agreement for the modification of terms.

On October 7, 2009, UBPL received a demand notice from the State Bank of India. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009. Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank Advance Rate pursuant to the Agreement of Loan for Overall Limit. The default period began on July 1, 2009 when the principal payment was deemed past due; therefore, we have accrued for the liquidating damages for the period of default in July and August. Additional provisions of default include the bank having the unqualified right to disclose or publish our company name and our directors names as defaulter in any medium or media. At the bank’s option, it may also demand payment of the balance of the loan since the principal payments are in default in July 2009 so we have classified the entire loan amount as current.We are currently in discussions with the Purchaser with regards to an amendment to the Note and Warrant Purchase Agreement for the modification of terms. If we are unsuccessful with our negotiations and there is an immediate acceleration of the payment of the entire principal balance, it would have a significant adverse impact on the Company’s near term liquidity and ability to operate our business in India.

Effective for the pay period ended February 28, 2009, two of our executive officers and five other employees voluntarily accepted compensation deferral for all of their salary, except that portion mandated by the Federal Wage and Hour laws. As of September 30, 2009, the deferral of their salaries has provided approximately $470,000 of reduced cash flow requirements to the Company. The repayment of these amounts will be a use of cash in the future.

Planned capital expenditures include an expected $1,000,000 to complete the pre-treatment facility and glycerin refinery at our Kakinada plant. Commitments for approximately $9,173 under construction contracts, purchase orders and other short term contracts were outstanding at September 30, 2009. We anticipate that the cash flow from our India operations will fulfill the current commitments and we expect to obtain an additional line of credit in India to provide us with the $1,000,000 required to complete our pre-treatment facility and glycerin refinery.

On August 17, 2009, International Biodiesel, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into a Revolving Line of Credit Agreement with Laird Q. Cagan, a former member of the Company’s board of directors and a significant stockholder (the “Lender”), for $5,000,000. The Revolving Line of Credit is secured by accounts, investments, intellectual property, securities and other collateral of AE Biofuels, Inc. excluding the collateral securing the Company’s obligations under the Note and Warrant Purchase Agreement with Third Eye Capital Corporation and Third Eye Capital ABL Opportunities Fund. The Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2011, at which time the outstanding advances under the Revolving Line of Credit together with any accrued interest and other unpaid charges or fees will become due. Upon certain events, one of which is the default on any other debt facility, the Lender may declare a default upon 10 days prior written notice. Upon an event of default, the Lender may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment. The Company used the new Revolving Line of Credit Agreement to pay down the revolving line of credit facility with a limit of $3,500,000. The result of putting the new Revolving Line of Credit Agreement, dated August 17, 2009, was a $1,500,000 increase in the amount available to the Company, net of the paydown of the previous revolving line of credit, dated November 16, 2006.

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

We intend to raise additional working capital in 2009 through some of all of the following: operating cash flows, working capital lines of credit, long-term debt facilities, joint venture arrangements and the sale of additional equity by the Company or its subsidiaries. We continue to explore different funding sources, but because of the continued unsettled state of the capital markets around the globe, the Company lacks any defined capital raising projects or specific sources of capital or commitments for the required capital. The Company, in common with most enterprises that require capital to develop and implement their strategy, are challenged by the impact the crisis in the global capital markets is having on its ability to finance its plans. To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing the business development plans of the Company. Should the Company not be able to raise enough capital it may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value and incur impairment related to these assets to generate cash to continue the Company’s business plan or possibly discontinue operations. Subsequent to September 30, 2009, we drew down short term borrowings from our line of credit with Laird Cagan totaling $171,000 to meet some of our 2009 operating costs, however, to continue operations the Company needs to secure additional near term equity or debt financing. Until such additional capital is raised, the Company is dependent on financing from this related party and the arrangement of extended term with our trade creditors. There can be no assurance that additional financing will be available on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Historical Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2009 was $1,930,224 primarily from selling, general and administrative expenses and research and development expense offset by gross profits from operations of $451,862 and decrease in working capital of $8,581,123 principally from the reclassification of long term debt. The generation of cash from working capital arose principally from the aging of our accounts payable and aging of interest and accruing fees on our debt facilities. Net cash used in operating activities for the same nine months of fiscal 2008 was $7,299,880 primarily to develop our business, including general and administrative and research and development costs. Net cash used in operating activities was lower in the current year as compared to the prior year period due to reduced spending in all areas including professional services, salaries, supplies and services and travel. The increase in accounts payable in 2009 decreased use in cash due to delayed payments to vendors during the nine months ended September 30, 2009.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2009 was $78,978, which consisted primarily of purchases of property, plant and equipment relating to our biodiesel facility in India. For the nine months ended September 30, 2008, net cash used by investing activities of $3,048,936 consisted primarily of purchases of property, plant and equipment relating to the construction of our biodiesel facility in India and the construction of our cellulosic demonstration plant in Butte, Montana. Offsetting this amount was the $2,568,216 provided by the redemption of time deposits and $500,000 from the release of a restricted letter of credit.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2009 and 2008 was $1,729,416, and $10,133,243, respectively, which consisted primarily of the proceeds from our working capital line with Secunderabad and the proceeds from the Revolving Line of Credit Agreement, dated August 17, 2009 provided by a related party (a former director and significant shareholder) for the nine months ended September 30, 2009 and from proceeds of the $5 million senior secured note from Third Eye Capital and from the proceeds of the $4.1 million term loan from State Bank of India for the nine months ended September 30, 2008.

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

Impairment of Long-Lived Assets

Our long-lived assets are primarily associated with our plant in Kakinada, India. In fiscal 2008, we began operation of our biodiesel plant and we continued the construction of our glycerin refinery and pre-treatment plant. The refinery and pre-treatment plant are expected to be fully operational by the third quarter of 2009. Costs for building them remained in construction-in-progress at September 30, 2009, and will be reclassified once the refinery and pre-treatment plant are fully operational and placed in service.

Additional long-lived assets consist of our two sites in Illinois and Nebraska. The land and improvements are held for development of production facilities.

We evaluate impairment of long-lived assets in accordance with ASC Subtopic 360-10 (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”). We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that these assets have been impaired and we accordingly write them down to their new fair value. Forecasts of future cash flows are critical judgments in this process and are based on our experience and knowledge of our operations and the industries in which we operate and are critical to our impairment assessments. These forecasts could be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of our customers, inflation and our ability to secure additional working capital to allow us to achieve the forecasted results.

With respect to our idle landholdings in Illinois and Nebraska within our North American segment we considered whether these assets were impaired by looking at the undiscounted cash flows compared to our carrying values in accordance with ASC Subtopic 360-10 and concluded that these assets were impaired. As a result, we charged $2,086,350 to expense to recognize the difference between the estimated fair value as determined by management after considering available information including appraisals of the respective properties and the current capitalized carrying value. The determination of estimated future undiscounted cash flows is highly uncertain in the current economic environment. Our estimated undiscounted cash flows considered principally the current value of the underlying land assuming a near-term sale in an orderly market, as well as anticipated cash flows from executing our planned development activities (development of cellulosic ethanol plants). These cash flow estimates, while they represents our best estimate of future undiscounted cash flows, are highly uncertain and could be negatively affected by the continued erosion of the capital markets, availability of capital negating the company’s ability to generate cash flows as planned from the development and operation of ethanol facilities at these locations or forcing the Company to liquidate these assets to generate working capital in a manner that is not consistent with an orderly sale. As of September 30, 2009, the Company has determined that the recent default of loans by the senior lender which could force a liquidation is an indicator of impairment arising since our December 31, 2008 analysis and, accordingly, an asset impairment charge of $2,086,350 has been recorded in the three months ended September 30, 2009. No impairment losses were recorded for the three months ended September 30, 2008. We will continue to assess the factors above and their impact on the cash flow estimates. Upon continued degradation of the economic factors effecting cash flow estimates, knowledge of other prevalent indicators, or actions that we believe would force liquidation, we will reassess the value of these assets in accordance with ASC Subtopic 360-10.

Inventories

Inventories are stated at the lower of cost, using the first-in and first-out (FIFO) method, or market. In assessing the ultimate realization of inventories, we perform a periodic analysis of market prices and compare that to our weighted-average FIFO cost to ensure that our inventories are properly stated at the lower of cost or market

Stock-Based Compensation

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of ASC Section 715-20-50 (formerly SFAS No. 123 (Revised 2004), “Share-Based Payment”), requiring us to recognize expense related to the fair value of our stock-based compensation awards adjusted to reflect only those shares that are expected to vest. Our implementation of ASC Section 715-20-50 used the modified-prospective-transition method.

We made the following estimates and assumptions in determining fair value of stock options as prescribed by ASC Section 715-20-50:

•

Valuation and Amortization Method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

•

Expected Term — The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We applied the “Simplified Method” as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and 110.

•

Expected Volatility — The Company’s expected volatility is based on the historical volatility of comparable public companies’ stock for a period consistent with our expected term.

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

Recently Issued Accounting Pronouncements

The Company adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have an impact on the Company’s consolidated financial statements.

The Company adopted ASC 805 (formerly SFAS No. 141(R), “Business Combinations”) for business combinations. This topic changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. The Company also adopted ASC Section 810-10-65, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”). This statement changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests, classified as a component of equity and accounted for at fair value. ASC 805 and ASC 810-10-65-1 are effective for the Company’s 2009 financial statements. Early adoption is prohibited. The effect the adoption of ASC 805 has had and will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after adoption. We adopted ASC 810-10-65-1 as of January 1, 2009. As a result, we reclassified the 49% non-controlling interest in our subsidiary Energy Enzymes, Inc., prospectively. Had we continued to apply the prior method of accounting for non-controlling interests, losses incurred by this entity would have been fully attributed to us.

The Company adopted ASC 825-10 (formerly the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements. See Note 17 Fair Value Measurement.

The Company adopted ASC 320-10 (formerly Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. ASC 320 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. ASC 320 is effective for interim periods ending after June 15, 2009,. Adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168, "The FASB Accounting Standards Codification (TM) ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). ASC 105 establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. ASC 105 is not intended to change the existing accounting guidance, its adoption did not have an impact on our financial statements.

In October, the FASB issued EITF Issue no. 2009-13, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements, which applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC 605-25 (previously included in EITF Issue no. 00-21, Revenue Arrangements with Multiple Deliverables). The EITF will be effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not fully assessed the impact of this guidance, but at this time believes it will not have an impact on our financial statements.

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

At September 30, 2009 we did not have any firm-price purchase commitments with our feedstock suppliers or off-take arrangements with our customers.

Foreign Currency Risk

Our foreign subsidiaries use local currencies as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the dollar/INR (Indian rupee) exchange rate. For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three months ended September 30, 2009, we recognized a gain of $180,250 arising from foreign currency translation. At September 30, 2009 we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. At September 30, 2009, we had $13,997,541 in total debt outstanding, of which $9,828,417 was fixed-rate debt and $4,104,457 was floating-rate debt. The interest rate under this facility is subject to adjustment based on the Reserve Bank of India advance rate.

Based on the amount of our floating-rate debt as of September 30, 2009, each 100 basis point increase or decrease in interest rates increases or decreases our annual interest expense and cash outlay by approximately $41,000. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2009 with no subsequent change in rates for the remainder of the period.

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

Changes in Internal Controls over Financial Reporting

As of December 31, 2008, we concluded that we had a material weakness in our internal controls over financial reporting with respect to financial reporting at the India subsidiary as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three and nine month periods ended September 30, 2009 we implemented processes to remediate this material weakness by identifying and defining non-routine and complex transactions on a regular basis and by researching, identifying, analyzing, documenting, and reviewing applicable accounting principles. The Company believes that these corrective actions, taken as a whole, will remediate the control deficiencies identified above, but the Company will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate. Other than the implementation of the remediation measures described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

Item 1.

Legal Proceedings

On March 28, 2008, the Cordillera Fund, L.P. ("Cordillera") filed a complaint in the Clark County District Court of the State of Nevada against American Ethanol, Inc. and the Company. The complaint seeks a judicial declaration that Cordillera has a right to payment from the Company for its American Ethanol shares at fair market value pursuant to Nevada's Dissenters' Rights Statute, a judicial declaration that Cordillera is not a holder of Series B preferred stock in the Company under the provisions of the statute; and a permanent injunction compelling the Company to apply the Dissenters' Rights Statute to Cordillera's shares and reimburse Cordillera for attorneys fees and costs. On or about October 7, 2009, the Court entered a judgment awarding damages to Cordillera for the fair market value of the shares of stock plus accrued interest at the statutory rate of 5% from the date of merger. The time to appeal this decision has not yet run.

On May 1, 2009 our transfer agent, Corporate Stock Transfer, Inc. (“CST”), filed a Complaint for Interpleader in the United States District Court for the District of Colorado. The interpleader action is based on the Company’s and CST’s refusal to remove the restrictive legend from a certificate representing 5,600,000 shares of the Company's restricted common stock (the “Certificate”) held by Defendant Surendra Ajjarapu and seeks a judicial determination as to whether the legend can be lawfully removed from the Certificate. On July 1, 2009 Defendant Ajjarapu answered the Complaint for Interpleader, and Cross-Claimants and Counter-Claimants Surendra Ajjarapu and Sandhya Ajjarapu (the “Ajjarapus”) cross-claimed against the Company for breach of fiduciary duty, conversion, violation of Section 10(b) of the Exchange Act and Rule 10b-5 and injunctive relief. The Ajjarapus also counter-claimed against CST for declaratory judgment The Company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. However, there can be no assurance regarding the outcome of the litigation. An estimate of possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to these actions.

Item 1A.

Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K filed with SEC on May 15, 2009.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults On Senior Securities.

No additional defaults on senior securities other than those reported in the Companies current report on Form 8-K filed with the SEC on August 17, 2009 and October 13, 2009.

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

In the quarter ended September 30, 2009, the Company determined to impair the value of two parcels of land it previously acquired in Nebraska and Illinois with a view to development of ethanol facilities. As a result, the Company incurred a non-cash charge of $2,086,350. The Company believes that in light of the default on the senior debt facility and the collateralization of these properties under the term of the loan agreement, as well as the challenging global economic conditions, the Company is required to reevaluate the potential future development of these properties. The impairment charge is the difference between the estimated fair value as determined by management after considering available information including appraisals of the respective properties and the current capitalized carrying value. The decision to impair the identified land parcels was approved by a committee of the Company’s Board of Directors on November 5, 2009. The charges are not currently expected to result in additional material future cash expenditures.

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

Date: November 5, 2009