Form 10-K
period 2009-12-31
AE Biofuels, Inc.
filed 2010-03-15
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 000-51354

AE BIOFUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1407544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20400 Stevens Creek Blvd., Suite 700
Cupertino, California 95014
(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,265,234 as of June 30, 2009, the registrant’s most recently completed second fiscal quarter, based on the average bid and asked price on the Over-The-Counter Bulletin Board reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on March 3, 2010 was 86,181,532 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those business risks and factors described in Part I, Item 1A-Risk Factors and elsewhere in this report and our other Securities and Exchange Commission filings.

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

ITEM 1. BUSINESS

General

We are an international biofuels company focused on the development, acquisition, construction and operation of next-generation fuel grade ethanol and biodiesel facilities, and the distribution, storage, and marketing of biofuels. We currently operate a biodiesel manufacturing facility with a nameplate capacity of 55 million gallons per year (MGY) in Kakinada, India and have a next-generation integrated cellulose and starch ethanol demonstration facility in Butte, Montana. On December 1, 2009, the Company and two of our wholly owned subsidiaries, AE Advanced Fuels, Inc. and AE Advanced Fuels Keyes, Inc. entered into a Project Agreement and Lease Agreement with Cilion, Inc. the owner of a 55 million gallon per year (MGY) ethanol plant in Keyes, California. Under the Project Agreement, the Company agreed to provide $1.6 million and Cilion, Inc. agreed to provide $1.0 million to retrofit the Plant.  Under the terms of the Lease Agreement, AE Advanced Fuels Keyes, Inc. will lease the Plant for a term of up to thirty-six (36) months commencing upon substantial completion of the retrofit activities. The Company raised the $1.6 million in January 2010 and on March 15, 2010, received one-half of Cilion’s funds and took possession of the Keyes plant. After we bring the Keyes plant back into production using traditional feedstocks, we intend to utilize the plant to commercialize our proprietary, patent pending enzyme technology.  Our plan includes designing, constructing and operating a next-generation integrated cellulose and starch ethanol production facility at the Keyes plant to utilize available agricultural waste feedstocks from the surrounding central valley region of California. Our implementation of the enzyme technology is subject to approval by the owners of the plant and will need to be financed through either cash flows from the plant or from a debt or equity raise.  There can be no assurances that we will obtain the necessary approval by the owners of the plant or that we will be successful in raising sufficient funds needed to finance the implementation of the enzyme technology.

The Company has 56 full-time equivalent employees in offices or plant sites in Cupertino, California; Keyes, California; Butte, Montana; Kakinada, India and Hyderabad, India.

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

Products and Segments

We review separate financial information for each geographic region of our business. We currently have two regions that are operating: India and North America. The two operating reporting segments and our Other segment are defined as follows:

●
The “India” operating segment encompasses our 50 MGY nameplate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, and holding companies in Nevada and Mauritius. We currently market and sell our biodiesel to customers in India and to Europe. We employ our own sales force to sell biodiesel directly to end users and through independent brokers. For the year ended December 31, 2009 and 2008, revenues from our Indian operations were 100% of total net revenues. Indian revenues consist of domestic sales within India of biodiesel and glycerin (a byproduct of biodiesel production) to industrial users, brokers and local retailers. Export revenues consist of sales of biodiesel to fuel blenders in Europe. The majority of our consolidated assets as of December 31, 2009 were attributable to our Indian operations.

●
The “North America” operating segment encompasses the commercialization of our proprietary, patent-pending enzyme technology at our integrated cellulose and starch ethanol demonstration facility in Butte, Montana, land held for next-generation ethanol plant development in Sutton, Nebraska and our operations at the ethanol plant in Keyes, California.

●	The “Other” segment encompasses our costs associated with new market development, company-wide fund raising, executive compensation and other corporate expenses.

For revenue and other information regarding the aforementioned segments and for additional geographic information on our revenues and long-lived assets, see Note 14 — “Segment Information,” of the Notes to Consolidated Financial Statements, which is incorporated herein by reference. Also, for a discussion of the risks attendant to our Indian operations, see “Part I, Item 1A-Risk Factors,” which is incorporated herein by reference.

Biofuels Market

Ethanol Market in the United States

In the United States ethanol is primarily used as a clean air additive, an octane enhancer and a renewable fuel extender. Ethanol is blended with gasoline (i) as an oxygenate to help meet fuel emission standards, (ii) to improve gasoline performance by increasing octane levels and (iii) to extend fuel supplies. A growing amount of ethanol is also sold as E85, a renewable fuels-driven blend comprised of up to 85% ethanol, with the remainder being gasoline.  E85 fuel is sold for use in flexible fuel vehicles.

Ethanol is generally sold through short-term contracts.  Today, the majority of ethanol sold in the United States is priced based upon a spot index price at the time of shipment. The price of ethanol has historically moved in relation to the price of wholesale crude oil and refined gasoline and the value of the Volumetric Ethanol Excise Tax Credit (“VEETC”). The price of ethanol over the last two years has been largely driven by wholesale crude oil, refined gasoline, and the price of corn.

The fuel ethanol industry in the United States experienced rapid growth over the past decade, increasing from 1.4 billion gallons produced in 1998 to approximately 10.6 billion gallons produced in 2009, reaching a record 761,000 barrels per day in November 2009.  In January 2010, operating ethanol production capacity stood at 11.8 billion gallons annually, with an additional 1.4 billion gallons of annual capacity under construction for a total of 14.4 billion gallons. Ethanol blends accounted for approximately 6.3% of the U.S. gasoline supply in 2008. U.S. ethanol industry supports nearly 400,000 jobs and added $53.3 billion to the nation’s gross domestic product (GDP).  The combination of increased GDP and higher household income contributed $8.4 billion in tax revenue for the federal government and nearly $7.5 billion in tax revenue for state and local governments'.

Factors Driving Increase in Ethanol Usage

Renewable Fuel Standard (RFS): The growth in the United States ethanol industry during the last decade and the expected continued growth in the ethanol industry over future decades is largely driven by laws mandating the use of renewable fuels, including ethanol.  For example, The Energy Independence and Security Act of 2007, signed into law on December 19, 2007, mandated the use of 11.1 billion gallons of renewable fuels in 2009 increasing to 12.95 billion gallons in 2010 and 36 billion gallons by 2022. The upper range mandate for corn based ethanol is 15 billion gallons by 2022.  In addition, the RFS mandate for cellulosic biofuels in 2022 is 16 billion gallons per year.

The U.S. Environmental Protection Agency (EPA) released its final rule for the expanded Renewable Fuels Standard (RFS2) on February 3, 2010. Based on additional internal analysis, public comments from stakeholders, and comments from peer reviewers, the EPA made numerous modifications to the proposed regulations. Most of the changes are minor in nature and the general complexion of the rule remains unchanged (e.g., indirect land use change, renewable biomass requirements, and other controversial elements remain largely intact), but several modifications have notable implications for the ethanol industry.1

 1 Renewable Fuels Association

The Renewable Fuel Standard's revised statutory requirements establish new specific annual volume standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel that must be used in transportation fuel. The revised statutory requirements also include new definitions and criteria for both renewable fuels and the feedstocks used to produce them, including new greenhouse gas (GHG) emission thresholds as determined by lifecycle analysis (LCA). Central provision requires that all biofuels produced under the program meet certain greenhouse gas performance thresholds in order to qualify for generating Renewable Identification Numbers (RINs).  In order to qualify for the volume categories, fuels must demonstrate that their 'fuel pathways' meet or exceed the respective required minimum lifecycle GHG thresholds as compared to the baseline for gasoline and diesel.  These thresholds are: 20% for 'renewable fuel,' 50% for 'advanced biofuel,' 50% for 'Biomass-based diesel,' and 60% for 'cellulosic biofuel.'  Compliance with each threshold requires comprehensive evaluation of the renewable fuels produced, on the basis of lifecycle emissions, including direct emissions and indirect emissions such as emissions from indirect land use changes (ILUC).  The Final Rule contains improved GHG performance calculations for corn ethanol, which include updated models, expanded satellite data, and available land types, yielding an aggregate improvement effect of reducing by half the emissions from ILUC as compared to earlier versions of the rule.2

Economics of ethanol blending: As crude oil prices experienced extreme fluctuations in the commodities marketplace from 2007 - 2009, the price of gasoline also experienced volatility. The price per gallon of ethanol during this same time period, although increasing, did not keep pace with the increase in the price of gasoline. This phenomenon created an opportunity for refiners and blenders to increase the profitability of the gasoline they sold by blending ethanol in amounts in excess of mandated levels (although not in excess of 10%). This discretionary blending was a driving force behind the rapid growth in the consumption of ethanol in 2007 and the first half of 2008. The profitability of blending ethanol was further enhanced by the VEETC, which was then $0.51 for each gallon of ethanol blended. However, as the price of oil began to fall rapidly in the second half of 2008 through the first half of 2009, discretionary blending above mandated levels was no longer profitable and diminished significantly.  In the second half of 2009 and in early 2010, crude oil prices increased, creating a more favorable discretionary blending market for ethanol producers, again.

Renewable Identification Number credits (“RINS”): Refiners, importers and blenders (other than oxygen blenders) of gasoline are obligated parties under the Renewable Fuels Standard (RFS). These obligated parties are allowed to meet their requirement to consume renewable fuels through the accumulation or purchase of excess RINS, instead of from the actual physical purchase of renewable fuels. As of February 2010, the U.S. EPA is still finalizing revisions to the National Renewable Fuel Standard program (commonly known as the RFS program). This rule makes changes to the Renewable Fuel Standard program as required by the Energy Independence and Security Act of 2007 (EISA). The revised statutory requirements establish new specific annual volume standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel that must be used in transportation fuel. The revised statutory requirements also include new definitions and criteria for both renewable fuels and the feedstocks used to produce them, including new greenhouse gas emission (GHG) thresholds as determined by lifecycle analysis. The regulatory requirements for RFS will apply to domestic and foreign producers and importers of renewable fuel used in the U.S.

Emission reduction: Ethanol is an oxygenate which, when blended with gasoline, reduces vehicle emissions. Ethanol’s high oxygen content burns more completely, emitting fewer pollutants into the air. Ethanol demand increased substantially beginning in 1990 when federal law began requiring the use of oxygenates (such as ethanol or methyl tertiary butyl ether (“MTBE”)) in reformulated gasoline in cities with unhealthy levels of air pollution on a seasonal or year round basis. Although the federal oxygenate requirement was eliminated in May 2006 as part of the Energy Policy Act of 2005, oxygenated gasoline continues to be used in order to help meet separate federal and state air emission standards. Due to significant environmental concerns involving groundwater contamination, the refining industry has all but abandoned the use of MTBE, a competing product to ethanol, making ethanol the primary clean air oxygenate currently used.

Octane Enhancer: Ethanol, with an octane rating of 113, is used to increase the octane value of gasoline with which it is blended. It is used as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks (including both reformulated gasoline blendstock for oxygenate blending (“RBOB”) and conventional gasoline blendstock for oxygenate blending (“CBOB”)), and for upgrading regular gasoline to premium grades.

2 Source:  EPA RFS2 summary.

Fuel stock extender: According to the Energy Information Administration (EIA), while domestic petroleum refinery output has increased by approximately 29% from 1980 to 2008, domestic gasoline consumption has increased 36% over the same period. By blending ethanol with gasoline, refiners are able to meet increased demand and expand the overall volume and sale of gasoline.

Biodiesel Market in India and Europe

Indian Biodiesel Market

India is the world’s fifth largest consumer of energy, according to the Brookings Institute, and by 2030 it is expected to become the third largest, overtaking Japan and Russia. While global oil demand is expected to increase at an annual average rate of 1.6%, India’s demand for oil is expected to increase at an average rate of 2.9% annually over the next quarter century.

In India, oil and its products are used in the transport, commercial, industrial, and domestic sectors. As India’s power grids fail to provide a reliable and consistent source of electricity, diesel is also being used in captive power generation, as well as to power irrigation for agriculture. The gap between India’s consumption and production of oil is widening.  India imports over 70% of its oil. India has only 0.4% of the world’s proven reserves and the International Energy Agency (IEA) estimates that India’s oil production will continue to decline. As a result, India’s dependence on foreign oil is projected to grow to 90% over the next 15 or 20 years.

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

On September 11, 2008, the Indian government approved a National Policy on Biofuels. The National Policy on Biofuels in part:

●	Establishes a National Biofuel Coordination Committee, headed by the Prime Minister of India and a Biofuel Steering Committee headed by a Cabinet Secretary;

●	Establishes a biofuel blending target of 20% by 2017, including ethanol and biodiesel;

●	Encourages biodiesel production from non-edible sources;

●	Recommends establishing a minimum purchase price for biodiesel linked to the prevailing retail diesel price;

●	Recommends that biofuels be brought under the ambit of “Declared Goods” to ensure unrestricted movement within and outside India; and

●	Recommends that no taxes and duties should be levied on biodiesel.

India's Minister of State for Petroleum & Natural Gas has informed the Council of States in a written reply that under the terms of the Motor Spirit and High Speed Diesel Order, 2005, all the State Governments/Union Territories have been advised to take suitable action immediately in order to curb unauthorized marketing of bio-diesel for use as transportation fuel, Indian Government News reports.

The Minister stated that his Ministry has formulated the Bio-diesel Purchase Policy to lend support to the activities for blending of bio-diesel in diesel and marketing of such blended fuel. As per Bio-diesel Purchase Policy, the Public Sector Oil Marketing Companies (OMCs) shall purchase bio-diesel (B100), through its selected twenty purchase centers, which meet the fuel quality standard prescribed in the Bureau of Indian Standards specification at a price declared by OMCs periodically. He also said that the present orders and policies do not allow the manufactures of bio-diesel to resort to direct retail marketing of B-100 product to automobile vehicles fitted with spark ignition engines or compression ignition engines.3

European Biodiesel Market

Europe is the world’s largest producer and consumer of biodiesel, yet it consumes much more that is able to produce and therefore imports biodiesel.  Higher blending obligations in some European countries (Bulgaria, Finland, France, Germany, Hungary, Poland, Portugal, the Netherlands, Slovakia, Spain, Sweden, United Kingdom) are expected to boost biodiesel consumption in 2010 and beyond. Industry experts forecast a double digit increase in consumption of biodiesel in 2010 in Europe. Imports of biodiesel into Europe were expected to reach over 50,000,000 gallons in 2009.

3 Kingsman Biodiesel News Summary, November 26, 2009.

Imports of Asian based biodiesel are expected to increase significantly in 2010 due to the projected increase in biodiesel usage in Europe, combined with the reduction of the amount of biodiesel imported from the United States. Imports from the U.S. dropped significantly in early 2009 as a result of antidumping duties implemented by place in March 2009.  The duties are in place for five years.

Benefit of Biodiesel

Biodiesel is a biodegradable fuel produced from renewable sources such as vegetable oils or animal fats. In the U.S., Europe and India, biodiesel is generally blended with petroleum diesel, though it is also used in its pure form as a diesel substitute. Biodiesel is gaining popularity as an alternative fuel in India because it:

●	is more environmentally friendly than petroleum-based diesel fuel, as biodiesel has been shown to reduce greenhouse gas, carbon monoxide, particulate matter and hydrocarbon emissions;·

●	reduces dependence on imported oil and extends diesel fuel supplies. The U.S., Europe and India are currently net importers of crude oil and other fuel supplies;

●	has excellent engine lubrication characteristics, even when blended with diesel fuel at low blend rates such as 1% or 2%;

●	can be used in existing diesel engines generally with no or minor engine modifications;

●	is compatible with the existing diesel fuel distribution infrastructure; and

●	can be produced from a wide variety of renewable feedstocks including vegetable oils, such as soybean and palm, or animal fats.

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

●
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

●
Diversify our feedstocks. We designed our Kakinada plant with the capability of producing biodiesel from multiple-feedstocks. In 2008 we produced biodiesel from refined palm oil and in 2009 we began to produce biodiesel from palm stearin. Being able to reliably produce, on a continuous-flow basis, biodiesel from multiple feedstocks that meets our customers’ specifications will mitigate the effect of commodity price volatility.

●
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

North America

In 2007, we acquired patent-pending enzyme technology that allows us to produce ethanol from a combination of starch and cellulose, or from cellulose alone (“AE Technology”). Our objective is to build on our position as a developer of cellulosic ethanol technology and to expand the production of cellulosic ethanol in the U.S. Key elements of our strategy is to deploy our proprietary, patent-pending enzyme technology at existing corn ethanol plants or in stand-alone, cellulose-only, ethanol plants in the U.S. Our unique approach is to integrate our patent-pending enzyme technology with existing corn ethanol plants to create integrated cellulose and starch ethanol facilities. We believe this approach will enable existing producers to immediately reduce operating expenses by lowering energy costs and water consumption, as well as lowering feedstock costs by replacing up to 25% of the total feedstock with cellulosic sources which may include wheat straw or corn stover. By employing this flexible approach, the Company can address different segments of the same market (legacy businesses and new businesses), therefore minimizing the risk of becoming captive to a single approach or technology.

We anticipate our first deployment of our technology will be at the 55 MGY ethanol plant in Keyes, California.  On December 1, 2009, the Company and two of our wholly owned subsidiaries, AE Advanced Fuels, Inc. and AE Advanced Fuels Keyes, Inc. entered into a Project Agreement and Lease Agreement with Cilion, Inc. Under the terms of the Lease Agreement AE Advanced Fuels Keyes, Inc. will lease the Plant for a term of up to thirty-six (36) months.  The Lease term and rental payments begin upon substantial completion of certain repair and retrofit activities, determined by mutual agreement of the parties. Our project company that will be operating the Keyes Plant during the lease term will have a royalty-free, site specific license to the AE Technology that runs coterminous with the term of the lease. We plan to use the AE Technology to design, engineer and construct modifications to the Keyes plant to use our integrated cellulosic ethanol enzyme technology to produce ethanol from both corn and cellulosic feedstocks such as wheat straw or corn stover. Any modifications to the Keyes plant are subject to Cilion’s approval.  On March 15 2010, Cilion delivered possession of the Keyes plant to the project company and we began the repair and retrofit activities.

We also own two potential ethanol or cellulosic ethanol plant sites in Danville, Illinois and Sutton, Nebraska. The Company does not have any immediate plans to construct stand alone corn ethanol or cellulosic ethanol plants at these sites.

Current Biodiesel Projects

Our biodiesel production facility in Kakinada started commercial sales in November 2008 and is capable of producing biodiesel from multiple feedstocks. We currently produce biodiesel from palm stearin, a non-edible feedstock, which we source from suppliers in India. Our plant was originally established as an export only unit to produce biodiesel for sale outside of India, which would have allowed us to save on import duties. However, that original designation did not permit us to buy feedstock and sell biodiesel into the India domestic market.  In 2008, during our construction and commissioning of the plant, we found a market for our biodiesel product in India in addition to the export market.  In 2009, we obtained the necessary permits and approvals to sell our biodiesel into the Indian domestic market on an ongoing basis by receiving advance licenses for duty free import of feedstock. We can also sell biodiesel into the export market.

The plant was constructed by De Smet Chemfood Engineering Private Limited, a part of De Smet Ballestra Groups, a leading biodiesel technology provider based in Belgium. In addition to the equipment in the plant, De Smet Chemfood provided on-site assistance during the construction and commissioning phase. De Smet Chemfood provided us a non-exclusive perpetual royalty free license for the related process technology.

Although we primarily use palm stearin as feedstock, our plant has been designed to permit us to use different types of feedstock for manufacturing biodiesel. We believe this feature of our plant gives us flexibility, reduces our exposure to commodity price fluctuations, and is in line with our strategy to shift to non-edible feedstock for a portion of our biodiesel production when it becomes available. In addition, we have plans to complete construction of a pre-treatment facility and a glycerin refinery at our Kakinada plant. The pre-treatment facility will enable us to use cheaper unrefined feedstock such as crude palm oil and the glycerin refinery will enable us to refine the crude glycerin produced as a byproduct of the biodiesel production process for sale to end users including pharmaceutical and cosmetic companies.

Biodiesel Production Process

Biodiesel is produced by a process known as transesterification. Vegetable oil or animal fat feedstock is reacted with methanol, in the presence of a catalyst, such as sodium methoxide, and this chemical reaction produces biodiesel and crude glycerin, which is then separated from the biodiesel. We intend to further refine this crude glycerin for sale to end users such as pharmaceutical or cosmetic companies.

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

Our production process is set forth below:

Procurement of raw material

The main raw materials used in the production of biodiesel are palm oil or palm stearin and methanol. Operating at 100% of our capacity, our feedstock requirement is approximately 150,000 metric tons per year. We source palm oil from Indonesia, which is one of the major producers of palm oil in the world and palm stearin from the local Kakinada area. Methanol is readily available locally and can also be imported and transported through port facilities next to our plant in Kakinada.

Product quality

Our primary market for biodiesel is India. Our biodiesel complies with all European (EN) standards other than the cold filter plugging point. Upon request, we provide third-party testing analysis to ensure our biodiesel meets our customers’ product quality standards.

Safety and Controls

We have an advanced fire prevention system to ensure the safety of the plant and our employees. We have a system of water pumps that can deliver water up to 30 meters high to help extinguish a fire at the plant. In addition, we can disperse foam and CO 2 . Fire extinguishers are also available throughout the facility. We also conduct regular safety inspections.

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

Infrastructure, transportation and logistics

Power is supplied to our plant by the Andhra Pradesh Electrical Board and by our own diesel generators. We procure water from underground wells on the site. Additionally, we recycle water and steam captured from the biodiesel production process.

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

We have separate storage tanks for crude palm oil, refined biodiesel and glycerin. Each of these is connected with separate pipes to the plant. We have smaller storage tanks for testing samples of biodiesel and glycerin. Once the samples are tested and are found to be of acceptable quality, we transport the biodiesel and the glycerin, as the case may be, to separate (larger) tanks for storage, where they remain until sold.

We burn rice husks to fire our boilers, which is available. Rice is a major crop grown in Andhra Pradesh and there are several reliable low cost suppliers of rice husk in and around Kakinada, although we have not entered into any long-term contracts with suppliers of these products.

Current Ethanol Projects

Ethanol is produced by the fermentation of carbohydrates found in grains and other biomass. Although ethanol can be produced from a number of different sources, including grains such as corn, sorghum and wheat, sugar by-products, rice hulls, cheese whey, potato waste, brewery waste, beverage waste, forestry by-products and paper wastes, approximately 90% of ethanol in the U.S. today is produced from corn. Corn is the primary source for ethanol because corn produces large quantities of relatively cheap carbohydrates, which convert into glucose more efficiently than other kinds of biomass. However, biomass inputs such as wheat grass, switch grass, corn stover,  and other non-food inputs are increasingly being adopted, through various technologies, as alternatives to corn.

On December 1, 2009, the Company and two of our wholly owned subsidiaries, AE Advanced Fuels, Inc. and AE Advanced Fuels Keyes, Inc. entered into a Project Agreement and Lease Agreement with Cilion, Inc. the owner of a 55 MGY ethanol plant in Keyes, California.  Under the terms of the Lease Agreement the Project Company will lease the Keyes plant for a term of up to thirty-six (36) months at a monthly rental amount of $250,000. The Lease term and rental payments begin upon substantial completion of certain repair and retrofit activities, determined by mutual agreement of the parties. We took possession of the Keyes plant, per the terms of the Project Agreement, on March 15, 2010 and began the repair and retrofit activities.  We expect to restart the Keyes plant within 120 days of possession. At full production, the plant is expected to produce 55 million gallons of ethanol annually. We expect the plant will restart within 120 days of possession.  The plant is expected to produce 55 million gallons of ethanol annually.

In February 2007, the Company acquired a majority interest in Energy Enzymes, Inc., a cellulosic technology company. Energy Enzymes has developed patent-pending ambient temperature enzymes that can produce ethanol from traditional feedstock such as corn, as well as other biomass which may include wheat straw, corn stover and sugar cane bagasse. The technology can be immediately deployed at existing corn ethanol plants to reduce the amount of natural gas and water used in the process. The net result is lower operating costs and improved margins. In addition, existing corn ethanol plants that use our technology can replace up to 25% of their traditional corn feedstock with cellulosic material, thereby reducing costs.

In 2008, the Company built and commissioned a 9,000 square foot integrated cellulose and starch ethanol commercial demonstration facility located in Butte. At the Butte plant we are able to evaluate various types of biomass, including wheat straw, corn stover, and sugar cane bagasse, to optimize our proprietary, patent-pending enzyme technology for the commercial production of next-generation ethanol.

We anticipate the first deployment of our technology will be at the ethanol plant in Keyes, California, in the first half of 2011. We also expect to deploy our proprietary, patent-pending enzyme technology at other corn ethanol plants through acquisition, joint venture, or licensing agreements.

Ethanol Byproducts

Distiller Grains with Solubles (DGS) are a high protein, high-energy livestock and animal feed supplement produced as a by-product of ethanol production. DGS are an important source of revenue to ethanol producers. According to the Renewable Fuels Association, the estimated market value of feed co-products from ethanol production in 2009 was $3.5 billion (approximately 30.5 million metric tons).

At the Keyes, California ethanol plant, we anticipate selling non-dried or “wet” distillers grains to the local dairy industry.  By removing the drying step and thus reducing the plant’s overall energy consumption, we expect to sell the DGS at a slight premium over dried DGS.

Competition

North America

In 2009, according to the Renewable Fuels Association, there were over 200 commercial corn ethanol production facilities in operation in the U.S. with a combined production of nearly 10.6 billion gallons.

In 2009, there were only a handful of operating cellulosic ethanol production facilities in the U.S. with total production capacity well below 500,000 gallons per year in total.   In 2010, additional cellulosic ethanol facilities are expected to become operational but will only increase capacity to approximately 6.5 million gallons.

India

We currently compete primarily on a regional basis within the Indian State of Andhra Pradesh where our plant is located. Our primary competitors (who are also potential customers) in this area are the three state-controlled oil companies, including Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies, Reliance Petroleum and Essar Oil. Indian Oil Corporation together with its subsidiaries holds 46% of the total petroleum products market in India and 34% of the total Indian refining capacity. In addition, the Indian Oil Corporation group of companies owns and operates 10 of India’s 19 refineries with a combined refining capacity of 60.2 million metric tons per year. Indian Oil also operates the largest and the widest network of fuel stations in the country, numbering approximately 18,278. 4

The price of our biodiesel is generally indexed to the price of petroleum diesel, which is set by the Indian government. In addition, our competitors have significantly larger market shares than us, and control a significant share of the distribution network. If the Indian government were to significantly reduce diesel prices, or if our oil company competitors were to significantly increase production of petroleum diesel, our business, operating results and financial condition could be adversely affected.

4 India Oil Company presentation, March 4, 2010

We also compete with other biodiesel producers in India, including Naturol Bioenergy Limited, Cleancities Biodiesel India Limited, BioMax Fuels, Emami Biotech Limited, Southern Online Bio Technologies Limited, and Coastal Energy Limited. We believe that our ability to compete successfully in the biodiesel industry depends on many factors, including the following principal competitive factors:

●	price; and

●	quality, based on the reliability and consistency of our production processes.

When we complete our glycerin refinery, we will compete with other glycerin refiners. We believe the principal competitive factors for sales of refined glycerin are price, proximity to purchasers and product quality.

Customers

India Segment

We began selling biodiesel in November 2008. Our plant is capable of producing approximately 425 metric tons of biodiesel per day. In 2009, we sold an average of 37 metric tons per day or 9% of our daily capacity. In 2008, we sold an average of 48 metric tons per day or 11% of our daily capacity. Our customers include one European biodiesel distribution company who bought 4,125 metric tons of biodiesel in August 2009, trucking and other transportation companies, marine vessels and the Port of Kakinada. In 2009 and 2008 all of our revenues were from sales to a total of 201 customers. In 2009, one customer, Masefield AG,  accounted for 31% of our consolidated revenues.  In 2008, due to our limited sales, three of our customers, V.V.R. Engine Oils, SAF Shipping Agencies, and SriDevi Manikanta Oil & Chemicals, accounted for approximately 37%, 20%, and 16%, respectively, of our consolidated revenue.

North America Segment

We currently have no active operations and no customers in North America. On March 15, 2010 we took possession of a 55 MGY ethanol plant in Keyes, California pursuant to a project agreement with the owner of the plant, Cilion, Inc. When we restart the Keyes plant, we expect to enter into an agreement with a leading ethanol marketing company for the sale and distribution of ethanol produced at the Keyes plant. The marketing company would sell product directly to companies that blend ethanol with refined gasoline. We may also choose to sell a portion of the ethanol we product directly to major oil refiners or into the spot market. We also anticipate selling our distillers grains through a third party marketer.

Pricing and Backlog

India Segment

To date, we price our biodiesel based on the price of petroleum diesel which is set by the Indian government or based on spot market prices for biodiesel for delivery into Europe. We sell our biodiesel primarily to resellers, distributors and refiners on an as-needed basis. We have no long term sales contracts.

North America Segment

When we restart the Keyes plant we expect to sell the ethanol we produce to large gasoline refiners and blenders on an as-needed basis at or near spot prices quoted by either the Chicago Board of Trade (“CBOT”) or Oil Price Information Service (“OPIS”).  We currently have no short or long term sales contracts.

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

In 2009, due to favorable palm stearin prices, we began to manufacture biodiesel from palm stearin. Our Kakinada plant is located near multiple palm oil refineries which produce palm stearin as a by-product of the palm oil refinement process. Palm stearin is trucked from nearby refiners to our plant, which significantly reduces transportation costs. Palm stearin is also widely available in other areas of India and we believe that we have ample access to palm stearin suppliers. Our plant has ample storage capacity with the ability of rent additional storage from a commercial tank farm located on adjacent property. Although palm stearin can be obtained from multiple sources, and while historically we have not suffered any significant limitations on our ability to procure palm stearin, any delay or disruption in our suppliers’ ability to provide us with the necessary palm stearin may significantly affect our business operations and have a negative effect on our operating results or financial condition.

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

North America Segment

Initially corn will be the primary feedstock utilized at the Keyes plant. We expect to enter into a long-term agreement with a major grain supplier located in California.  We may also enter into contracts with suppliers of denaturant, and various chemicals used in the ethanol production process.

Sales and Marketing

India Segment

We began selling biodiesel in November 2008. Our biodiesel is sold predominantly to industrial users, resellers, blenders, distributors and refiners who typically blend biodiesel with petroleum-based diesel fuel.  We sell our biodiesel both directly and through brokers.  We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with brokers and resellers as demand grows.

We also market and sell the glycerin by-product from our facility.

North America Segment

When we restart the Keyes plant, we expect to enter into an agreement with a leading ethanol marketing company for the sale and distribution of some or all of the ethanol we produce. We expect that the marketing company would sell our product directly to companies that blend ethanol with refined gasoline. We may also sell ethanol directly to major oil refiners or directly into the spot market. We also expect to enter into a marketing and distribution agreement with a third party marketer to sell our distillers grains.

Risk Management Practices

India & North America Segments

The markets for feedstock, the largest expense in our India and North America segments, and biodiesel and ethanol, our largest source of revenues, are volatile and are generally uncorrelated. We are, therefore, exposed to substantial commodity price risk in our business. Our risk management policies are aimed at managing product margins. As noted above, we are focused on utilizing lower-cost feedstock, as reflected in the multi-feedstock capability of our production facilities. In addition, we have in the past, and expect in the future, to use forward contracting and hedging strategies, including strategies using futures and options contracts. However, the extent to which we engage in these risk management strategies varies substantially from time to time, depending on market conditions and other factors. In establishing our risk management strategies, we draw from our own in-house risk management expertise. We also use research conducted by outside firms to provide additional market information and risk management strategies. We believe combining these sources of knowledge, experience, and expertise gives us a more sophisticated and global view of the fluctuating commodity markets for raw materials and energies, which we then can incorporate into risk management strategies.

Our ability to mitigate our risk of falling biodiesel prices is more limited. The price of our biodiesel is generally indexed to the price of petroleum diesel which is set by the Indian government. There is no established market for biodiesel futures. Ethanol and corn are sold on an indexed basis, and futures contracts exist for both.  We expect that our efforts to hedge against falling biodiesel prices will involve negotiating long-term fixed-price contracts with our customers and offsetting these contracts with long-term fixed price contracts for feedstock, although to date we have not entered into any long-term agreements with our customers or suppliers.  For ethanol sales, we expect to largely sell product through index-based contracts.  For corn acquisition, the company intends to seek favorable pricing through the use of opportunistic hedging strategies and long-term contracts when prices are favorable.

Research and Development

Our research and development efforts consist of the development of our next-generation ethanol technology and our integrated cellulosic and starch ethanol production process and the prosecution of patents around this technology. Our primary objective of this development activity is to optimize the production of ethanol using our proprietary, patent-pending enzyme technology for large scale commercial production. Research and development expense was approximately $539,000 in 2009 and $1 million in 2008.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we may own or operate and at off-site locations where we arranged for the disposal of hazardous wastes. If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as any costs to investigate or remediate associated natural resource damages could be significant. If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties. While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material contamination or such third party claims. We have not accrued any amounts for environmental matters as of December 31, 2009. The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

In addition, the hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, and abnormal pressures) may result in spills or releases of hazardous substances, or claims from governmental authorities or third parties relating to actual or alleged personal injury, property damage, or damages to natural resources. We maintain insurance coverage against some, but not all, potential losses caused by our operations. Our coverage includes, but is not limited to, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We do not carry environmental insurance. We believe that our insurance is adequate for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of events which result in significant personal injury or damage to our property, natural resources or third parties that is not covered by insurance could have a material adverse impact on our results of operations and financial condition.

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

New laws or regulations relating to the production, disposal or emissions of carbon dioxide and other green house gasses may require us to incur significant additional costs with respect to ethanol plants that we build or acquire. In particular, in 2007, Illinois and four other Midwestern States entered into the Midwestern Greenhouse Gas Reduction Accord, which program directs participating states to develop a multi-sector cap-and-trade mechanism to help achieve reductions in greenhouse gases, including carbon dioxide. In addition, it is possible that other states in which we conduct or plan to conduct business could join this accord or require other costly carbon dioxide emissions reductions.  Climate Change legislation is being considered in Washington, D.C. this year which may significantly impact the biofuels industry's emissions regulations, as will the Renewable Fuel Standard, California's Low Carbon Fuel Standard, and other potentially significant changes in existing transportation fuels regulations.

Employees

At December 31, 2009, we had a total of 56 full-time equivalent employees, comprised of 12 full-time equivalent employees in the United States and 44 full-time equivalent employees in India. None of our employees are represented by a union. We believe our relations with our employees are good. Employees are currently located in the United States headquarters in Cupertino, California; an integrated starch cellulosic ethanol commercial demonstration facility in Butte, Montana; an administrative office in Hyderabad, India and a biodiesel plant in Kakinada, India.

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

We are currently in default on our term loan with the State Bank of India

On October 7, 2009, UBPL received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009. Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate pursuant to the Agreement of Loan for Overall Limit. If the entire principal and interest amount of indebtedness under the loan was paid in full, we estimate that the amount would be approximately $4.4 million. Interest continues to accrue at the default rate in the amount of approximately $48,000 per month during the continuance of default.

Our auditors’ opinion expresses substantial doubt about our ability to continue as a “going concern.”

Our independent auditors’ report on our December 31, 2009 and 2008 financial statements included herein states that the Company has suffered recurring losses and has a working capital deficit and total stockholders’ deficit and that these conditions raise substantial doubt about our ability to continue as a going concern. Should the Company not be able to raise enough equity or debt financings it may be forced to sell all or a portion of its existing biodiesel facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are a holding company, and there are significant limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries and are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. Our subsidiaries have not made significant distributions to the Company and may not have funds legally available for dividends or distributions in the future. In addition, we may enter into credit or other agreements that would contractually restrict our subsidiaries from paying dividends, making distributions or making intercompany loans to our parent company or to any other subsidiary. In particular, our credit agreement for the Kakinada refinery requires the prior consent of the lender for dividends or other intercompany fund transfers. If the amount of capital we are able to raise from financing activities, together with our revenues from operations that are available for distribution, are not sufficient to satisfy our ongoing working capital and corporate overhead requirements needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We are unable to execute on the Company’s business plan which may result in the need to write down the carrying value of the Company’s long-lived assets.

We value our long lived assets based on our ability to execute our business plan, principally in India, and generate sufficient cash flow to justify the carrying value of this asset.  Should we fall short of our cash flow projections, we may be required to write down the value of these assets under the accounting rules and further degrade the value of our business.  We can make no assurances that our future cash flows will develop and provide us with sufficient cash to maintain the value of these assets, thus avoiding future impairment to our asset carry values.

Risks Relating to our U.S. Operations

We took possession of the Keyes ethanol plant in 2010, we may encounter unanticipated difficulties in repairing and restarting the plant.

In order to restart and operate the the Keyes plant we intend to implement a repair plan on this 55 million gallon per year nameplate capacity plant.  The repair plan may cost significantly more than our estimate to complete. The plant may not operate at nameplate capacity once the repairs are complete. In addition, some of the technology utilized at the Keyes plant is currently not in use at any other corn ethanol plant. We are aware of certain plant design issues that may impede the reliable and continuous operation of the plant. We cannot assure you that the repair plan will fix all the design issues. If we are unable to get the plant repaired and restarted, we will not have revenues derived from the sale of ethanol and distillers grain from the plant in 2010. Therefore we would not be able to recover the costs incurred during the repair and restart of the plant. We may also encounter other factors that could prevent us from conducting operations as expected, resulting in decreased capacity or interruptions in production, including shortages of workers or materials, design issues relating to improvements, construction and equipment cost escalation, transportation constraints, adverse weather, unforeseen difficulties or labor issues, or changes in political administrations at the federal, state or local levels that result in policy change towards ethanol in general or our plants in particular. Furthermore, local water, electricity and gas utilities may not be able to reliably supply the resources that our facilities will need or may not be able to supply them on acceptable terms.

We expect to start operating and making lease payments on the Keyes ethanol plant in 2010. If the plant is restarted, we may encounter difficulties in running the plant and may not be able to make our lease payments.

The Keyes plant operations may be subject to significant interruption if it experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions, unscheduled downtime or other operational hazards inherent in our industry. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to cover the potential operational hazards described above and we may not be able to renew our insurance on commercially reasonable terms or at all. Any cessation of operations due to any of the above factors would cause our sales to decrease significantly, which would have a material adverse effect on our results of operation and financial condition.

Our profit margins at the Keyes plant may be adversely affected by fluctuations in the selling price and production cost of gasoline and margins may will be highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and on the availability of raw materials supplies, so our results of operations, financial condition and business outlook may fluctuate substantially.

Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be materially harmed if the demand for, or the price of, gasoline decreases. Conversely, a prolonged increase in the price of, or demand for, gasoline could lead the U.S. government to relax import restrictions on foreign ethanol that currently benefit us.

Our future results of ethanol plant operations will depend substantially on the prices of various commodities, particularly the prices for ethanol, corn, natural gas and unleaded gasoline. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these and other items, our results may fluctuate substantially. We may experience periods during which the prices of our products decline and the costs of our raw materials increase, which in turn may result in operating losses or impairment charges and hurt our financial condition. If a substantial imbalance occurred, we may take actions to mitigate the effect of the imbalance, such as storing our uncontracted ethanol for a period of time. These actions could involve additional costs and could have a negative impact on our operating results.

The domestic ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could adversely affect our results of operations and financial position.

The elimination of, or any significant reduction in, the blenders' credit could have a material impact on our future results of operations and financial position. The cost of production of ethanol is made significantly more competitive as a result of federal tax incentives. A federal excise tax incentive program is currently in place to allow gasoline distributors that blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell. If the fuel is blended with 10% ethanol, the refiner/marketer pays $0.045 per gallon of ethanol sold less tax, which amounts to an incentive of $0.45 per gallon of ethanol. The $0.45 per gallon incentive for ethanol is scheduled to expire on December 31, 2011. It is possible that the blenders' credit will not be renewed beyond 2011 or will be renewed on different terms. In addition, the blenders' credit, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and may be the subject of challenges, in whole or in part.

Ethanol can be imported into the United States duty-free from some countries, which may undermine the domestic ethanol industry. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the "blender's credit" ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their gasoline. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7.0% of U.S. production per year. In addition, the North American Free Trade Agreement, which went into effect on January 1, 1994, allows Canada and Mexico to import ethanol duty-free. Imports from the exempted countries may increase as a result of new plants under development. The tariff is scheduled to expire on December 31, 2010. If it is not extended by Congress, imports of ethanol from non-exempt countries may increase. Production costs for ethanol in these countries can be significantly less than in the United States and the duty-free import of lower price ethanol through the countries exempted from the tariff may reduce the demand for domestic ethanol and the price at which we sell our ethanol. In 2009, global ethanol production reached nearly 20 billion gallons. (Source: RFA).

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations. Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the Environmental Protection Agency determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would reduce demand for ethanol and could cause our results of operations to decline and our financial condition to suffer.

Our future ethanol plant operations may be adversely affected by environmental, health and safety laws, regulations and liabilities.

If we take possession of the plant and if we restart the plant in 2010, we will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees. Some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns. We may not be at all times in compliance with these laws, regulations or permits or we may not have all permits required to operate our business. We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or permits. In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We may be liable for the investigation and cleanup of environmental contamination at the Keyes plant and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, we may be responsible under CERCLA, or other environmental laws for all or part of the costs of investigation and remediation, and for damage to natural resources. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

New laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. Environmental laws and regulations applicable to our operations now or in the future, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a negative impact on our results of operations and financial condition. For example, carbon dioxide is a co-product of the ethanol manufacturing process and may be released into the atmosphere. Emissions of carbon dioxide resulting from the manufacturing process are not currently subject to applicable permit requirements. If new laws or regulations are passed relating to the production, disposal or emissions of carbon dioxide, we may be required to incur significant costs to comply with such new laws or regulations.

The hazards and risks, such as fires, natural disasters, explosions and abnormal pressures and blowouts, associated with producing and transporting ethanol also may result in personal injury claims or damage to property and third parties. We could sustain losses for uninsurable or uninsured risks, or in amounts in excess of our insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could materially harm our results of operations and financial condition.

We plan to implement our proprietary, patent-pending enzyme technology at the Keyes ethanol plant sometime during the term of the lease.

After we design and engineer a specific integrated cellulose and starch ethanol plant upgrade to the Keyes plant to allow the plant to produce up to 25% of its ethanol from cellulosic (non-food) feedstock, we may not receive permission from the plant owners to install the process at the Keyes plant. Additionally, even if we are able to install and begin operations on the cellulosic and starch ethanol plant, we cannot give assurance that our technology will work and produce cost effective ethanol from cellulosic (non-food) feedstocks because we have not designed, engineered nor built an integrated cellulosic and starch ethanol plant before other than our commercial scale demonstration plant in Butte, Montana.

Risks Relating to Our India Operations

Our manufacturing operations and our sales in India subject us to risks associated with foreign laws, policies, and economies.

Our biodiesel manufacturing plant is located in India and we may construct and operate other biodiesel plants in other foreign countries in the future. In 2009 and 2008, approximately 73% and 100% of our biodiesel sales have been to customers in India, respectively, and sales to Indian customers are expected to continue to be an important component of our total sales. Our manufacturing operations and international sales are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. Risks affecting our international operations include:

●	differences or unexpected changes in regulatory requirements;

●	political and economic instability;

●	terrorism and civil unrest;

●	work stoppages or strikes;

●	interruptions in transportation;

●	restrictions on the export or import of technology;

●	difficulties in staffing and managing international operations;

●	variations in tariffs, quotas, taxes and other market barriers;

●	longer payment cycles;

●	changes in economic conditions in the international markets in which our products are sold; and

●	greater fluctuations in sales to customers in developing countries.

Our India segment is entirely dependent on the operations of the one biodiesel production facility that we own. An operational disruption at this facility could result in a reduction of our revenues.

All of our revenues are, and in the near-term will continue to be, derived from the sale of biodiesel and glycerine produced at our 50 MGY biodiesel production facility in Kakinada. This facility may be subject to significant interruption if it experiences a major accident or is damaged by severe weather or other natural disasters. In addition, this facility may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause severe damage to, or destruction of, property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards and resulting business interruption described above or we may be unable to renew this insurance on commercially reasonable terms or at all. Any suspension in our operations will cause our revenues to decline.

Our gross margins in our India segment are principally dependent on the spread between feedstock prices and biodiesel prices. If the cost of feedstock increases and the cost of biodiesel does not similarly increase or if the cost of biodiesel decreases and the cost of feedstock does not similarly decrease, our margins will decrease and results of operations will be harmed.

Our gross margins depend principally on the spread between feedstock and biodiesel prices. The spread between biodiesel prices and refined palm oil (RPO) or palm stearin prices has fluctuated significantly in recent periods. RPO, which was our principal feedstock in 2008 and 2009, comprised approximately 100% of total costs of biodiesel sales for our Kakinada facility during the years then ended, lacks a direct price relationship to the price of biodiesel. Palm stearin purchases late in the year will be reflected in cost of goods sold for sales in early 2010. The prices of RPO and palm stearin are influenced by general economic, market and regulatory factors. Any conditions that negatively impact the supply of RPO or palm stearin, such as decreased acres planted by farmers, severe weather or crop disease, or factors that increase demand for RPO or palm stearin, such as increasing biodiesel production or changes in governmental policies or subsidies, will tend to increase prices. The price at which we sell our biodiesel in India, however, is generally indexed to the price of petroleum diesel, which is set by the Indian government. This lack of correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. Any decrease in the spread between biodiesel prices and feedstock prices, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, would adversely affect our financial performance and cash flow.

Our business is dependent upon the availability and price of refined palm oil (RPO) and palm stearin. Significant disruptions in the supply of RPO or palm stearin will materially affect our operating results.

The principal raw materials we use to produce biodiesel and biodiesel by-products are RPO and palm stearin. From 2006 to the fall of 2008, prices for all varieties of feedstock increased to record levels. The price of petroleum diesel and biodiesel increased at approximately a similar pace. In the fall of 2008, the global economic downturn created significant declines in prices for petroleum diesel and biodiesel.  In 2009, the prices have increased slowly.  Changes in the price of RPO and palm stearin will have an impact on our business. In general, higher RPO and palm stearin prices produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased feedstock costs to our customers. At certain levels, RPO or palm stearin prices may make biodiesel uneconomical to produce. The price of RPO and palm stearin is influenced by general economic, market and regulatory factors. These factors include weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade and global demand and supply. The significance and relative impact of these factors on the price of RPO and palm stearin is difficult to predict. Factors such as severe weather or crop disease could have an adverse impact on our business because we may be unable to pass on higher feedstock costs to our customers. Any event that tends to negatively impact the supply of our chosen feedstock will tend to increase prices and potentially harm our business. The increasing biodiesel capacity could boost demand for RPO and palm stearin and result in increased prices for RPO and palm stearin.

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

One hundred percent of our sales and expenses, including labor costs for our Indian biodiesel plant, are denominated in the Indian rupee. Declines in the value of the U.S. dollar relative to the Indian rupee could impact our revenue, cost of goods sold and operating margins for our Indian operations and result in foreign currency transaction gains and losses. The exchange rate between Rupee and U.S. Dollar has been volatile in recent times.

Foreign currency translation gains or losses are recorded in other comprehensive income, a component of equity. In 2009 we had a foreign currency translation gain of $126,491 compared to a foreign currency translation loss of $3,227,958 in 2008. Historically, we have not actively engaged in substantial exchange rate hedging activities and do not intend to do so in the future. Further, dividend payments by our subsidiaries to our Company will be subject to foreign currency fluctuations.

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

Our 10% Senior Notes mature on June 30, 2010, and we may be unable to repay or refinance this indebtedness upon maturity.

On June 30, 2010, the $5 million aggregate principal amount and accrued and unpaid interest and fees outstanding under our 10% Senior Notes will become due and payable. We may not be able to extend the maturity of these notes and we may not have sufficient cash available at the time of maturity to repay this indebtedness. We cannot be certain that we will be able to extend the maturity of these notes and also we cannot be certain that we will have sufficient assets or cash flow available to support refinancing these notes at current market rates or on terms that are satisfactory to us. If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operation.

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

The ethanol and biodiesel industry and our business are assisted by various federal tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The Energy Independence and Security Act of 2007 significantly increased the Renewable Fuels Standard’s (RFS) mandated usage of renewable fuels originally established under the Energy Policy Act of 2005 to 36 billion gallons by 2022. In addition, the 2007 Act increases the quantity of ethanol produced from corn to 15 billion gallons by 2022 and increases the amount of renewable fuels, including cellulosic ethanol and biodiesel, produced from non-food biomass to 21 billion gallons. The RFS began at 4 billion gallons in 2006, increasing to 15.2 billion gallons by 2022. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could increase ethanol prices and thereby reduce the market for ethanol, which could reduce our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of our business.

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

Our current business consists solely of the production and sales of biodiesel in India. We expect that our business will consist of the production and sale of ethanol, next generation cellulosic ethanol, biodiesel, distillers’ grains and glycerin. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the production and sales of next generation cellulosic ethanol, since we do not have any other lines of business or alternative revenue sources.

Risks related to our stock

There can be no assurance that a liquid public market for our common stock will continue to exist.

Although our shares of common stock are eligible for quotation on the OTC Bulletin Board electronic over-the-counter trading system, a very limited number of shares trade on a regular basis. There can be no assurance that a regular and established market will be developed and maintained for our common stock. There can also be no assurance as to the strength or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, and Laird Q. Cagan, a former board member, in the aggregate, beneficially own approximately 31.48% of our capital stock on a fully diluted, as converted basis. In addition, the other members of our Board of Directors and management, in the aggregate, beneficially own approximately 3.18% of our common stock. As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. See “Security Ownership of Certain Beneficial Owners and Management.” The interests of these shareholders may differ from yours and this concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

Rule 144 will not be available to holders of restricted shares during any period in which the Company has failed to comply with its reporting obligations under the Exchange Act.

All of the shares of AE Biofuels issued to former shareholders of American Ethanol, Inc. in connection with the merger of AE Biofuels, Inc. and American Ethanol, Inc. were "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or pursuant to Rule 144 or other applicable exemption from registration under the Securities Act. However, Rule 144 is not available with respect to restricted shares acquired from an issuer that is or was at any time in its past a shell company if the former shell company has failed to file all reports that it is required to file under the Exchange Act during the 12 months preceding the sale. If at any time the Company fails to comply with its reporting obligations under the Exchange Act, Rule 144 will not be available to holders of restricted shares which may limit your ability to sell your restricted shares.

ITEM 2. PROPERTIES

U.S. Segment

Corporate Office. Our corporate headquarters is located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, California. The Cupertino facility office space consists of 9,238 rentable square feet. We occupy this facility under lease that commenced June 16, 2009 and ends on May 31, 2012 with an additional three year extension option. The base rent for this facility is $21,247 per month for the first year, $22,171 per month for the second year, and $23,095 per month for the third year, plus 2.6 % a share of operating expenses of the property.  Rent includes 3,104 rentable square feet currently subleased to Solargen Energy, Inc., for which Solargen Energy, Inc. reimburses us for their portions of rent and operating expenses.

Butte Pilot Plant. We lease approximately 9,000 square feet of industrial building space in Butte to house our demonstration facility for a monthly rental of $4,500 plus property taxes on a month to month basis.

Cilion Ethanol Plant We lease a 55 million gallon per year name plate capacity ethanol plant in Keyes, California for a monthly rental fee of $250,000 for a term up to 36 months with payments beginning in the second quarter of 2010.

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

India Administrative Office.  We lease approximately 1,000 square feet of office space in Hyderabad, India for a monthly rent of approximately $500 per month.  This lease is a month to month rental arrangement.

We believe that our existing facilities are adequate for our current and reasonably anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

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

On June 2, 2008 the case was transferred to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada. On February 17, 2009, a jury trial commenced on the sole issue of whether Cordillera timely delivered its notice of Dissenters’ Rights to the Company. On February 17, 2009, the jury delivered its verdict in favor of Cordillera. The remaining issue in the lawsuit concerned the fair market value of the shares of stock held by Cordillera. On or about October 7, 2009, the Court entered a judgment awarding damages to Cordillera for the fair market value of the shares of stock.  The amount of this liability has been reflected in the Company’s financial statements.  On October 19, 2009, the Company filed a Notice of Appeal of the judgment.  This appeal is still pending. See Note 9 – Stockholders Equity.

On May 1, 2009 our transfer agent, Corporate Stock Transfer, Inc., filed a Complaint for Interpleader in the United States District Court for the District of Colorado. The interpleader action is based on the Company’s and CST’s refusal to remove the restrictive legend from a certificate representing 5,600,000 shares of the Company's restricted common stock (the “Certificate”) held by Defendant Surendra Ajjarapu and seeks a judicial determination as to whether the legend can be lawfully removed from the Certificate. On July 1, 2009 Defendant Ajjarapu answered the Complaint for Interpleader, and Cross-Claimants and Counter-Claimants Surendra Ajjarapu and Sandhya Ajjarapu cross-claimed against the Company for breach of fiduciary duty, conversion, violation of Section 10(b) of the Exchange Act and Rule 10b-5 and injunctive relief. The Ajjarapus also counter-claimed against CST for declaratory judgment. The Company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. However, there can be no assurance regarding the outcome of the litigation. An estimate of possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to these actions.

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

Quarter Ending	High Bid	Low Bid
March 31, 2008	$12.00	$6.00
June 30, 2008	$9.85	$1.80
September 30, 2008	$9.00	$3.00
December 31, 2008	$6.50	$0.38
March 31, 2009	$0.50	$0.04
June 30, 2009	$0.40	$0.12
September 30, 2009	$0.30	$0.10
December 31, 2009	$0.34	$0.11

Shareholders of Record

As of February 26, 2010, there were 284 holders of record of our common stock, not including holders who hold their shares in street name and 72 holders of record of our Series B preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s shareholders approved the Company’s Amended and Restated 2007 Stock Plan at the Company’s 2008 Annual Shareholders Meeting.  The following table provides information about our Amended and Restated 2007 Stock Plan as of December 31, 2009, which is the Company’s only equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,697,000	$1.37	185,410
Equity compensation plans not approved by security holders	0	$0	0
Total	4,697,000	$1.37	185,410

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing 2009 to 2008.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

The Company’s goal is to be a leader in the production of next-generation fuels to meet the increasing demand for renewable, transportation fuels, and to reduce dependence on petroleum-based energy sources in an environmentally responsible manner. We produce and sell biodiesel and crude glycerin through our biodiesel production facility located in Kakinada, India. In October 2008, we commenced start-up of commercial operations and began to produce biodiesel at our plant with a nameplate capacity of 50 million gallons per year (“MGY”). During the remainder of 2008 and in 2009 we focused producing and selling biodiesel as well as further developing sales channels and customers for our biodiesel both in India and for the export market. We produce biodiesel from palm stearin, a non-edible feedstock, which we source from suppliers in India. Our plant was originally established as an export only unit (EOU) to produce biodiesel for sale outside of India, which would have allowed us to save on import duties. However, that original designation did not permit us to buy feedstock and sell biodiesel into the India domestic market. In 2009, we obtained the necessary permits and approvals to sell all of our biodiesel into the Indian domestic market on an ongoing basis and we also obtained in 2009 advanced licenses to allow us to export our biodiesel. With the seasonality of demand for biodiesel, we plan to establish a base market domestically, and sell into the European market during the summer months when this market is open for our product.

In August 2008, we opened the first integrated cellulose and starch ethanol commercial demonstration facility in the United States. This facility was opened to prove our technology as an intermediate step between the laboratory and commercial operations.Our 9,000 square foot demonstration plant is capable of demonstrating the ethanol production process from a variety of feedstock sources, which may include wheat straw, corn stover, switchgrass and sugar cane bagasse. Our integrated technology addresses the immediate need for commercially viable uses of non-food feedstocks to complement existing feedstock sources to meet the worldwide demand for ethanol. We expect the market for next generation cellulosic ethanol to continue to grow due to a focus toward reducing reliance on petroleum based fuel and due to increased cellulosic ethanol mandates specified by the RFS(2). We believe that we can begin generating revenues through the commercialization of our cellulosic ethanol technology in 2010; however, we have not been able to generate revenues from this technology thus far. For the remainder of 2008 and during 2009 we executed on our strategy for the commercialization of our integrated cellulose and starch process by signing in December 2009 a Project and Lease Agreement with a 55 MGY ethanol plant in Keyes, California. On December 1, 2009, the Company and two of our wholly owned subsidiaries, AE Advanced Fuels, Inc. and AE Advanced Fuels Keyes, Inc. entered into a Project Agreement and Lease Agreement with Cilion, Inc. the owner of a 55 million gallon per year (MGY) ethanol plant in Keyes, California. Under the Project Agreement, the Company agreed to provide $1.6 million and Cilion, Inc. agreed to provide $1.0 million to retrofit the Plant.  Under the terms of the Lease Agreement, AE Advanced Fuels Keyes, Inc. will lease the Plant for a term of up to thirty-six (36) months commencing upon substantial completion of the retrofit activities. The Company raised the $1.6 million in January 2010 and on March 15, 2010, received one-half of Cilion’s funds and took possession of the Keyes plant. After we bring the Keyes plant back into production using traditional feedstocks, we intend to utilize the plant to commercialize our proprietary, patent pending enzyme technology.  Our plan includes designing, constructing and operating a next-generation integrated cellulose and starch ethanol production facility at the Keyes plant to utilize available agricultural waste feedstocks from the surrounding central valley region of California. In addition to the possible Keyes plant implementation, we plan to continue to pursue our strategy to implement our technology through (i) establishing joint ventures with existing ethanol plants (including corn ethanol plants in the U.S. and sugarcane ethanol plants in Brazil and India); (ii) constructing and operating standalone cellulosic ethanol facilities; and (iv) licensing our proprietary technology to ethanol plants in the U.S., Brazil and India.

Going Concern Uncertainty

In connection with their year-end audit of our annual consolidated financial statements, our independent auditors are required to assess whether an emphasis should be included in their audit report regarding the existence of substantial doubt related to our ability to continue as a going concern. Our auditors have issued an opinion on our consolidated financial statements for the fiscal year ended December 31, 2009, which is included with this report on Form 10-K, that states that the factors discussed in Note 1 to the consolidated financial statements raise substantial doubt about our ability to continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a loss of $11,335,452 in 2009 due to limited sales at our biodiesel plant in India that did not produce enough gross profit to pay for our expenses incurred for research and development, sales, marketing and general and administrative activities. Additionally included in this 2009 net loss was a $2,086,350 expense incurred due to our impairment of land assets held in Illinois and Nebraska. Our cash and cash equivalents balance was $52,178  as of December 31, 2009, of which $9,753 was held in our domestic entities and $42,425 was held in offshore subsidiaries.  We ended 2009 with limited working capital resources, specifically we had negative working capital of 17,936,876 and a net stockholders’ deficit of 3,689,688 at December 31, 2009.  We will need to raise additional working capital in 2010 in order to achieve our goals in India and the U.S.

We also could provide the business with working capital if we are able to increase our biodiesel sales from our India plant to either domestic India customers or export customers in Europe or the U.S. If we are able to complete the repairs and restart of the California ethanol plant and operate it at a positive gross profit, this will also provide us with needed working capital to operate our business and pay down our debt. However there can be no assurance that we will be successful in achieving any of these objectives or, if successfully implemented, that these initiatives will be sufficient to address our lack of liquidity. If the Company is unable to generate sufficient liquidity from its operations to satisfy its obligations, we could potentially be forced to sell all or a portion of our existing biodiesel facility or other assets to generate cash to continue our business plan. A continued lack of liquidity from biofuel plant operations in 2010 may have a material adverse effect on our liquidity and may result in our inability to continue as a going concern, and or force us to seek relief from creditors through a filing under the U.S. Bankruptcy Code.  Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

Recoverability of Our Long-Lived Assets

Property, plant and equipment, net, represent more than 90% of the carrying value of our total assets.  We are required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.   With respect to our biodiesel facility in India, which comprises more than 80% of the carrying value of our total assets, we develop various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset.  The determination of estimated future cash flows is highly uncertain in the current economic environment.  Further, as our biodeisel facility in India has been in operation for less than 18 months and to date has operated at only about 10% of its daily capacity, we believe that our assumptions regarding future cash flows and in turn the carrying value of our biodiesel facility represent a significant estimate in the preparation of our consolidated financial statements, and, that it is at least reasonably possible that our estimate regarding the recoverability of the carrying value of our long-lived assets including our biodeisel facility will change in the near term.  Included in our estimate, we have factored in the increasing demand for biodiesel in Europe and in India based on government regulations requiring the use of renewable fuels by the Government of India and many of the European Union member states.  We have noted the increasing blending obligations in 2010 in some European counties including Bulgaria, France, Germany, Hungary, Poland, Portugal, the Netherlands, Slovakia, Spain, Sweden and the United Kingdom.  We have also made our forecast based on the current prices of fuel and feedstock commodities which currently are forecasted to provide gross production margins; however, our gross margins depend principally on the spread between feedstock and biodiesel prices and this spread has fluctuated significantly in recent periods. The impact to our consolidated financial statements of changes in our estimates of the future cash flows from, and in turn the recoverability of the carrying value of, our biodiesel facility will likely be material to such consolidated financial statements.

Revenues

Our sales transactions consist of multiple sales of biodiesel to retail distributors of biodiesel in India, one export shipment of biodiesel into Europe and several sales transactions of crude glycerin (the by-product of our biodiesel manufacturing process) to customers in India. We generally receive the order and payment on the sale either before distribution of the product or at the time of transfer of title. We sell our product primarily through outside sales brokers and partially through an inside sales force. We have not sold products on a consignment basis or to any international customers. We have the ability to generate additional revenue through the sale of glycerin, the by-product from the biodiesel production process. Glycerin can be sold in crude or refined form.

Cost of goods sold and gross profit (loss)

Our gross profit (loss) is derived from our sales less our cost of goods sold. Our cost of goods sold is affected primarily by the cost of palm stearin and palm oil, which are the main feedstocks used to produce biodiesel. On an ongoing basis our cost of goods sold will also be affected by the price of corn and natural gas as they are key inputs into our California ethanol plant. The prices of palm stearin, palm oil, corn and natural gas can vary as a result of a wide variety of factors, including weather, market demand, regulation and general economic conditions, all of which are outside of our control.  Depending upon the costs of these feedstock products in comparison to the sales price of the biodiesel or ethanol, on a going forward basis, our gross margins can vary significantly as a percentage of revenue and can even go from positive to negative. Commodity prices were highly volatile in 2008 and, as a result, many biofuels manufacturers were not profitable. Our gross margin was negative in 2008 due to this volatility.

Additionally direct labor and factory overhead costs are included in the cost of goods sold. Factory overhead expenses include direct and indirect costs associated with the biodiesel production at our Kakinada plant, plant utilities, maintenance, insurance, depreciation and freight.

Research and development expenses

Principal areas of spending for research and development are for the operations of our integrated cellulose and starch ethanol commercial demonstration facility in Butte. In 2008 certain costs of the construction of the plant were included as well.

Selling, general and administrative expenses

Principal areas of spending for selling, general and administrative spending are in the areas of employee compensation, professional services, travel, rent, depreciation and office expenses, including certain expenses associated with being a public company, such as costs associated with our annual audit and quarterly reviews, listing and transfer agent fees.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

In 2009, $9,175,349 or 100% of our revenue was derived from the sale of biodiesel and crude glycerin. We sold approximately $5,910,000 of biodiesel and approximately $401,000 of crude glycerin domestically in to India and we sold approximately $2,875,000 of biodiesel, in one shipment, to Europe in August 2009. In 2008, approximately $815,655 or 100% of our revenue was derived from the sale of biodiesel into the Indian domestic market. All revenue in both 2009 and 2008 is considered a part of our India geographic segment. We recognize revenue upon shipment of product as collection is assured because payments are generally made in advance and we do not offer any right of return. We had $ 32,032 and $0 of accounts receivable as of December 31, 2009 and 2008, respectively. Our average sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. We have several customers who take delivery of biodiesel on a daily basis. As a result, it is difficult to predict timing or size of product sales on a quarterly basis. As part of our one biodiesel export shipment in August 2009, we delivered the 4,125 metric tons of biodiesel to the port of Kakinada, India and payment terms were FOB, Kakinada and payment was secured by a letter of credit deliverable at our bank in India.

We only produced 13,071 metric tons and sold 13,349 metric tons of biodiesel in 2009, which is approximately 8.7% of our 150,000 metric ton per year plant production capacity. We produced, as a by product of biodiesel production 1,597 and sold 1,693 metric tons of glycerin in 2009. In 2008, due to the fact that our plant was not commissioned until October 2008, we produced 1,792 metric tons of biodiesel and sold 1,251 metric tons which was 11% of our total plant capacity during the period of operation from November through December 2008.

Our gross profit for 2009 was $128,683. We were able to maintain a gross profit for the year due to the fact that we increased sales to a level where our operating profits were large enough to cover the biodiesel plant’s direct and overhead expenses. Additionally we purchased feedstocks on the spot market when we were able to secure a gross profit based on the corresponding selling price of biodiesel base on customer orders or the current spot market price of biodiesel. For the sales we made in November and December of 2008 (after our plant was commissioned in October 2008), we had purchased the feedstock in July 2008, which was near an all time high for palm oil. During the period between July and December, the prices of palm oil ranged from a high of approximately $1,200 per metric ton to a low of $450 per metric ton and the prices for palm based biodiesel ranged from $1,290 to $525 per metric ton. We experienced significant negative gross margins of $1,398,709 in 2008 due to the timing of the inventory purchases in July and our subsequent biodiesel sales in November and December. All of our cost of revenues was located in our India geographic segment.

Expenses

Research and Development Expenses. The largest component of expense in fiscal 2009 was the $213,377 we spent on salary and wages for our employees who worked on developing our technology and projects associated with the commercialization of our technology. We did not allocate any salary and wage expenses to research and development in 2008.  Additional expenses of $132,565 in 2009 were incurred for professional services primarily related to the salaries for the small team of scientists working at the Butte facility. We spent $291,891 on professional services in 2008. The balance of the research and development expenses in both 2009 and 2008 were for rent, insurance, utilities, feedstock, lab chemicals, office expenses and travel.

Selling, General and Administrative Expenses.

We summarize our spending into eight components as follows:

	For the Year Ended December 31,
	2009%	2008%
Salaries, wages and compensation	39	45
Supplies and services	2	6
Repair and maintenance	1	—
Taxes, insurance, rent and utilities	13	8
Professional services	32	31
Depreciation and amortization	8	5
Travel and entertainment	2	5
Miscellaneous expense	3	--
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related non-cash stock compensation. Our compensation expense was reduced from approximately $4,376,171 in 2008 to approximately $2,224,134 for 2009. The two principal reasons for this reduction was the number of employees and the non-cash stock compensation. The number of selling, general and administrative employees in the United States decreased from 13 at the start of 2008 to nine at the end of 2009.  Our sales, general and administrative staff grew in India from approximately 4 at the start of 2008 to 12 at the end of 2009; however, the growth did not have a significant impact on compensation expenses due to the significantly lower wages in India as compared to the United States.  The decrease was also driven by the reduction in the non-cash, stock compensation expense of approximately $694,149 during 2009 as compared to non-cash, stock compensation of $1,761,857 recorded during 2008.  The higher stock compensation expenses in 2008 was primarily attributable to an expense of $800,000 related to the accelerated vesting of restricted stock in connection with the termination of one of our officers, which is treated for accounting purposes as a new award and revalued at the market value of the stock on the date of termination.

The second largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the year ended December 31, 2009, we spent approximately $1,802,837 on professional services including a non-cash stock compensation charge of approximately $23,568 for stock grants to key consultants and advisors. For the year ended December 31, 2008, we spent approximately $3,065,794 on professional services including a non-cash stock compensation charge of approximately $219,667 for stock grants to key consultants and advisors. Overall, the reduction from 2008 was due to a reduced amount of legal and advisory services retained in 2009 due to our limited cash and working capital available during the year.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. These expenses remained relatively consistent and were $739,674 and $787,094 in 2009 and 2008,  respectively. We did not make any significant changes to our facilities in 2009 as compared to 2008 that support our selling, general and administrative functions.

At the end of fiscal 2008 we began selling biodiesel and incurred some selling and marketing expenses, which consisted primarily of salaries, commissions and benefits related to one sales and marketing person; travel and other out-of-pocket expenses, and the amortization of intangible assets related to our acquisition of Biofuels Marketing, Inc. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. During 2009 we did not hire additional sales personnel nor did we initiate additional marketing programs, so our sales and marketing expenses remained minimal. We expect that our sales and marketing expenses will increase for the foreseeable future in absolute dollars if our biodiesel plant sales dramatically increase and if we begin ethanol production and sales from the Keyes Plant in 2010.

Loss on forward purchase commitments

We did not enter into any forward purchase commitments in fiscal 2009 because we only purchased feedstock for our India plant at spot market prices. In fiscal 2008 we entered into two forward contracts for crude palm oil. We took delivery of the crude palm oil under the first contract and elected not to take delivery under the second contract by selling our position. Upon selling our position of the second contract, we booked a loss on the forward contract of $532,500 due to the declining price of crude palm.

Other Income (Expense)

Other income (expense) in 2009 consisted of the following items:

•
Interest expense is the result of debt facilities acquired by both the Company and its India subsidiary. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. We incurred interest expense of $2,675,403 which was higher than the $614,426 incurred in the prior year due to the fact that our Third Eye Capital debt and State Bank of India facilities were outstanding during only a portion of 2008 and were outstanding for the entire fiscal 2009 year. Additionally our related party loan balance was higher during 2009 as compared to 2008.

•
Interest income is earned on excess cash. Due to the decrease in our cash balances over the year, as compared to fiscal 2008, our interest income decreased from $50,691 in fiscal 2008 to $23,327 in fiscal 2009.

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

Liquidity and Capital Resources

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, employment agreements, and construction purchase obligations. We had the following contractual obligations at December 31, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Debt(a)	$15,051,493	$10,801,462	$4,250,031	$--	$—

Operating lease obligations(b)	632,471	263,846	368,625	—	—

Construction purchase obligations(c)	—	—	—	—	—
Total contractual cash obligations	$15,683,964	$11,065,308	$4,618,656	$—	$—
———————
(a)	See Note 7 – Debt of the Notes to Consolidated Financial Statements. The amounts included in the table above represent principal maturities only.
(b)	See Note 8 – Operating Leases of the Notes to Consolidated Financial Statements.
(c)
Consists of firm purchase commitments under construction contracts and commitments under purchase orders and other short term contracts related to the construction of the glycerin refinery and pre-treatment plant. See Note 13 — Commitments of the Notes to Consolidated Financial Statements.

Currently, we do not have any material off-balance sheet arrangements.

Liquidity

Cash and cash equivalents, time deposits and debt at the end of each period were as follows:

	December 31, 2009	December 31, 2008
Cash and cash equivalents and time deposits	$52,178	$377,905
Short and long term debt	$15,051,493	$10,539,766

The Company has experienced losses and continued to have negative cash flow through the fiscal year ending December 31, 2009, and, as of December 31, 2009, has negative working capital of $17,936,876 and a net stockholders’ deficit of $3,689,688. Although our operating biodiesel plant has operated at a positive gross margin for the year and can and did provide us cash flow, it will likely be insufficient to allow for the completion of our business plan in 2010. Due to the poor condition of the worldwide credit and equity markets, we were unable to raise additional equity or debt capital to complete the glycerin refinery in India. We are actively pursuing additional working capital through both debt and equity offerings in order to have funds to execute on our business strategy in India and in the United States. Funds available at December 31, 2009 are sufficient to cover less than one month of our domestic operating costs.

The foregoing matters raise substantial doubt about our ability to continue as a going concern.  In order for us to continue as a going concern, we require a significant amount of additional working capital to fund our ongoing operating expenses and future capital requirements. The use of additional working capital is primarily for the operation of our biodiesel plant in India, the repair and retrofit of our California ethanol plant, for general and administrative expenses, the purchase of feedstock and other raw materials to operate our existing facilities and debt interest and principal payments. Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Secunderabad Oil, Limited, who is currently providing us with working capital for our Kakinada facility.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of Secunderabad to continue to provide us with working capital depends in part on the financial strength of Secunderabad and its banking relationships.  If Secunderabad is unable or unwilling to continue to provide us with working capital, our business may be negatively affected. Our ability to enter into commercial arrangements with feedstock suppliers in California depends on finalizing corn purchase agreement or agreements with corn suppliers who will be providing us with favorable payment terms for our California ethanol plant. If we are unable to negotiate and execute on these corn purchase agreements, our ethanol production business will not begin. In addition to obtaining favorable payment terms from a corn supplier, we will likely negotiate a working capital line of credit with a commercial bank once the ethanol plant becomes operational in 2010 in order to provide us with additional working capital security in addition to or instead of obtaining the favorable vendor payment terms.

With regards to our senior secured note held by Third Eye Capital the note was in default for most of 2009 due to non-compliance with the financial covenants. Accordingly the default interest rate of 18% was accrued until December 2009. In December 2009, the Company entered into an amendment extending the note maturity date until June 30, 2010 and waiving covenant defaults. The Company evaluated the loan modification under ASC 470-50 and ASC 470-60 and determined that the amendment represented a non-troubled debt modification under ASC 470- 50, in which the original and new debt instrument are not substantially different, accordingly, fees between the debtor and creditor have been reflected as a reduction to the carrying value of the debt and will amortized ratably over the seven month term of the debt.  Fees of $350,000 were incurred to extend the maturity and fees of $300,000 were incurred to waive the financial covenant defaults.  At December 31, 2009, the outstanding balance of principal, interest and fees on the note was $6,670,858.   We plan to pay the note through the cash flows from our biodiesel plant in India and our ethanol plant in California, once it becomes operational in the first half of 2010.

There is no assurance that the Company will be able to obtain alternative funding in the event this debt obligation is accelerated. Immediate acceleration would have a significant adverse impact on the Company’s near term liquidity.  Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

On October 7, 2009, UBPL received a demand notice from the State Bank of India. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009. As of December 31, 2009, UBPL was in default on four months of interest. Additional provisions of default include the bank having the unqualified right to disclose or publish our company name and our directors names as defaulter in any medium or media. At the bank’s option, it may also demand payment of the balance of the loan since the principal payments are in default in June 2009. As a result we have classified the entire loan amount as current. We are currently in discussions with the bank with regards to an amendment to the Agreement of Loan for Overall Limit for the modification of terms and plant to pay the principal and interest on the loan through either cash flows from our biodiesel plant operations or through a debt or equity raise at the parent Company level.

There is no assurance that UBPL or the Company will be able to obtain alternative funding in the event the State Bank of India demands payment and immediate acceleration would have a significant adverse impact on UBPL or the Company’s near term liquidity and our ability to operate our biodiesel plant.  Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

Planned capital expenditures in 2010 include an expected $500,000 to complete the glycerin refinery at our Kakinada plant.  Commitments for approximately $60,654 under construction contracts, purchase orders and other short term contracts were outstanding at December 31, 2009. We anticipate that the cash flow from our India operations will fulfill the current commitments and we expect to obtain an additional line of credit in India to provide us with the $500,000 required to complete our  glycerin refinery.

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

We intend to raise additional working capital in 2010 through some of all of the following: operating cash flows, working capital lines of credit, long-term debt facilities, joint venture arrangements and the sale of additional equity by the Company or its subsidiaries.  We continue to explore different funding sources, but because of the continued unsettled state of the capital markets around the globe, the Company lacks any defined capital raising projects or specific sources of capital or commitments for the required capital.  The Company, in common with most enterprises that require capital to develop and implement their strategy, are challenged by the impact the crisis in the global capital markets is having on its ability to finance its plans.  To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing the business development plans of the Company.  On January 30, 2010, our wholly owned entity, AE Advanced Fuels Keyes raised $1,600,000 through a non-interest bearing, unsecured promissory note from Laird Cagan with repayment in whole or in part at any time at our option. As a form of consideration for the promissory note, we will issue Mr. Cagan 600,000 shares of common stock.  The receipt of the funding satisfied the financing provision of the project agreement and has allowed us to ask to take possession of the Keyes plant. Subsequent to December 31, 2009, we drew down short term borrowings from our line of credit with Laird Cagan totaling $500,000 to meet some of our 2010 operating costs, however, to continue operations the Company needs to secure additional near term equity or debt financing.

Historical Sources and Uses of Cash

Operating Activities

Net cash used in operating activities in fiscal 2009 was $2,356,223 primarily to operate our business, including general and administrative and research and development costs. Offsetting our expenses was a contribution from our biodiesel operations of $302,077. Net cash used in operating activities decreased from $8,680,285 in the prior year primarily as a result of reducing our spending in research & development and corporate activities to reflect our limited cash and constrained working capital in 2009. Primary uses of cash in 2009 consist of our net loss of $11,335,452, partially offset by noncash charges, including impairment of long lived assets ($2,086,350), and by increases to accrued interest ($1,480,170) and other liabilities ($1,618,027). An additional reduction of cash used in operations in 2009 was the implementation of an employee payroll deferral program in February 2009 which reduced cash outlay for payroll of approximately $600,000.  The increase in accounts payable and accrued liabilities as compared to 2008 further reduced the cash used in operating activities in 2009. The increase is due to the fact that we continued to delayed payments to vendors and employees during the fiscal year ended December 31, 2009.

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

Investing Activities

Net cash used by investing activities in fiscal 2009 was $49,515, which consisted of purchases of property, plant and equipment relating to the repairs and upgrades to our biodiesel facility in India. Net cash used by investing activities in fiscal 2008 was $2,518,913, which consisted primarily of $5,192,124 in purchases of property, plant and equipment relating to the construction of our biodiesel facility in India and our demonstration facility in Montana. Offsetting this amount was the $2,373,326 provided by the sale of time deposits in 2008.

Financing Activities

Net cash provided by financing activities in fiscal 2009 was $2,220,905, which consisted primarily of the proceeds from our working capital line of credit with Secunderabad Oil and proceeds from our related party revolving line of credit facility, offset by the payments made in 2009 against this working capital line of credit and the previous related party debt facility. On August 17, 2009, International Biodiesel, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into a Revolving Line of Credit Agreement with Mr. Cagan, (the “Lender”), for $5,000,000.  The $5,000,000 Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2011. We used the new Revolving Line of Credit Agreement to satisfy the unsecured revolving line of credit facility with a limit of $3,500,000 in August 2009.  At December 31, 2009, a total of $4,250,031, including accrued interest, was outstanding under the $5,000,000 Revolving Line of Credit, dated August 17, 2009. All outstanding principal and accrued interest is due and payable on July1, 2011.

On May 16, 2008, Third Eye Capital ABL Opportunities Fund (“Purchaser”) purchased a 10% senior secured note in the amount of $5 million along with 5 year warrants exercisable for 250,000 shares of common stock at an exercise price of $3.00 per share. The note is secured by first-lien deeds of trust on real property located in Nebraska and Illinois, by a first priority security interest in equipment located in Montana, and a guarantee of $1 million by McAfee Capital LLC (owned by Eric McAfee and his wife). Prior to the note maturing on May 15, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) on behalf of itself and the Purchaser dated March 31, 2009. The Amendment did not become effective as we were unable to meet the conditions of effectiveness set forth in the Amendment. Accordingly, the interest rate under this facility has been accrued at the default interest rate, which is 18%, during the period of default.  On December 10, 2009, the Company entered into an effective amendment extending the note maturity date until June 30, 2010 and waiving financial covenant defaults.  The amended note bears interest at 10%. Fees of $350,000 were incurred to extend the maturity and fees of $300,000 were incurred to waive the financial covenant defaults.  At December 31, 2009, the outstanding balance of principal, interest and fees on the note were $6,083,716.

Net cash provided by financing activities in fiscal 2008 was $10,906,620, which consisted primarily of the proceeds from short and long term debt, offset by the payments made in 2008 against this debt. As of December 31, 2008, the Company’s long-term debt included $2,044,691 outstanding under a credit facility provided by a related party (a former director and significant shareholder). In 2008 this credit facility was amended to convert the facility into a revolving line of credit with a credit limit of $2,500,000.  The maturity date of the credit facility was extended to January 31, 2011.On July 17, 2008, the Company’s subsidiary, Universal Biofuels Pvt. Ltd. entered into a secured term loan in the amount of approximately $6,000,000 of which $4,504,062 was outstanding at December 31, 2008.

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

With respect to our biodiesel facility in India, which comprises more than 80% of the carrying value of our total assets, we develop various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset.  As our biodeisel facility in India has been in operation for less than 18 months and to date has operated at only about 10% of its daily capacity, we believe that our assumptions regarding future cash flows and in turn the carrying value of our biodiesel facility represent a significant estimate in the preparation of our consolidated financial statements, and, that it is at least reasonably possible that our estimate regarding the recoverability of the carrying value of our long-lived assets including our biodeisel facility will change in the near term.  The impact to our consolidated financial statements of changes in our estimates of the future cash flows from, and in turn the recoverability of the carrying value of, our biodiesel facility will likely be material to such consolidated financial statements.

With respect to our idle landholdings in Illinois and Nebraska within our North American segment we considered whether these assets were impaired by looking at the undiscounted cash flows compared to our carrying values in accordance with ASC Subtopic 360-10 and concluded that these assets were impaired. As a result, we charged $2,086,350 to expense to recognize the difference between the estimated fair value as determined by management after considering available information including appraisals of the respective properties and the current capitalized carrying value. The determination of estimated future undiscounted cash flows is highly uncertain in the current economic environment. Our estimated undiscounted cash flows considered principally the current value of the underlying land assuming a near-term sale in an orderly market, as well as anticipated cash flows from executing our planned development activities (development of cellulosic ethanol plants). These cash flow estimates, while they represent our best estimate of future undiscounted cash flows, are highly uncertain and could be negatively affected by the continued erosion of the capital markets, availability of capital negating the company’s ability to generate cash flows as planned from the development and operation of ethanol facilities at these locations or forcing the Company to liquidate these assets to generate working capital in a manner that is not consistent with an orderly sale. As of September 30, 2009, the Company, influenced in party by the recent default of the loans by the senior lender, which could force us to sell these properties rather than to execute on our planned development activities, determined that the landholdings were impaired because of our revise estimate of future undiscounted cash flows was less than the landholdings’ carrying values.  As a result, we computed the amount of impairment by comparing their estimated fair values assuming an orderly sale to their respective carrying values. Based thereon, as asset impairment charge of $2,086,350 was recorded in the three months ended September 30, 2009. As of December 31, 2009, the default was cured.  No further impairment charges were recorded during the three months ended December 31, 2009.  No impairment losses were recorded for the year ended December 31, 2008. We will continue to assess the factors above and their impact on the cash flow estimates. Upon continued degradation of the economic factors effecting cash flow estimates, knowledge of other prevalent indicators, or actions that we believe would force liquidation, we will reassess the value of these assets in accordance with ASC Subtopic 360-10.

Inventories

Inventories are stated at the lower of cost, using the first-in and first-out (FIFO) method, or market. In assessing the ultimate realization of inventories, we perform a periodic analysis of market prices and compare that to our weighted-average FIFO cost to ensure that our inventories are properly stated at the lower of cost or market

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718 (formerly SFAS No.123 (Revised 2004), “Share-Based Payment ” ).

We make the following estimates and assumptions in determining fair value of stock options as prescribed by ASC 718:

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

The Company adopted ASC 825-10 (formerly the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements. See Note 19 Fair Value Measurement.

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

In August 2009, the FASB issued Accounting Standard Update (“ASU”) ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (Level 1 input of the valuation hierarchy) is not available. ASU 2009-5 is effective in the fourth quarter of 2009. The adoption of this update did not have a material impact on its financial statements or disclosures.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements,” which requires additional disclosures on transfers in and out of Level I and Level II and on activity for Level III fair value measurements. The new disclosures and clarifications on existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on Level III activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect the adoption of ASU No. 2010-06 to have a material impact on our consolidated financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements are listed in the Index to Consolidated Financial Statements on page 51 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting.

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

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report for our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to the fact that we were a non-accelerated filer (defined by the SEC to have a public float below $75 million) for the annual period ended December 31, 2009 due to our market capitalization falling below the $50 million level required to maintain the accelerated filer status which we maintained for the annual period ended December 31, 2008.

Remediation of Material Weaknesses

In connection with our audit of our financial statements as of December 31, 2008, we and auditors, BDO Seidman, LLP concluded that we had material weaknesses in internal control over financial reporting with respect to (i) performance of competent and timely reviews of significant non-routine transactions, accounting estimates and other adjustments.

During 2009, we implemented a remediation plan to address these material weakness, including: (i) improving the knowledge, experience and training of our staff to improve our financial reporting process in India; (iii) increasing the level of preparation and review of our quarterly and annual financial statements; (iv) identifying and evaluating non-routine and complex transactions on a regular basis; and (v) researching, identifying, analyzing, documenting, and reviewing applicable accounting principles in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Directors

Set forth below is information regarding our directors:

Name	Age	Position	Director Since
Eric A. McAfee	47	Chief Executive Officer and Chairman of the Board	2006
John R. Block	75	Director	2008
Michael Peterson	48	Director	2006
Harold Sorgenti	75	Director	2007

Eric A. McAfee co-founded AE Biofuels, Inc. in 2005 and has served as its Chairman of the Board since February 2006. Mr. McAfee was appointed Chief Executive Officer of the Company in February 2007. Mr. McAfee has been an entrepreneur, merchant banker, venture capitalist and farmer/dairyman for more than 20 years. Since 1995, Mr. McAfee has been the Chairman of McAfee Capital and since 1998 has been a principal of Berg McAfee Companies, an investment company. Since 2000, Mr. McAfee has been a principal of Cagan McAfee Capital Partners (“CMCP”) through which Mr. McAfee has founded or acquired twelve energy and technology companies. In 2003, Mr. McAfee co-founded Pacific Ethanol, Inc. (Nasdaq PEIX), a West Coast ethanol producer and marketer. Mr. McAfee received a B.S. in Management from Fresno State University in 1986 and served as Entrepreneur in Residence of The Wharton Business School MBA Program in 2007. Mr. McAfee is a graduate of the Harvard Business School Private Equity and Venture Capital Program, and is a 1993 graduate of the Stanford Graduate School of Business Executive Program.

John R. Block has served as a member of the Company’s Board of Directors since October 16, 2008.  From 1981 to 1986, Mr. Block served as Secretary of Agriculture for the U.S. Department of Agriculture under President Ronald Reagan. He is currently an Illinois farmer and a Senior Policy Advisor to Olsson Frank Weeda Terman Bode Matz PC, an organization that represents the food industry, a position Mr. Block has held since January 2005. From January 2002 until January 2005, he served as Executive Vice President at the Food Marketing Institute, an organization representing food retailers and wholesalers. From February 1986 until January 2002, Mr. Block served as President of Food Distributors International. Mr. Block is currently a member of the board of directors of Digital Angel Corporation and Metamorphix, Inc.  During the past five years, Mr. Block has served on the board of directors of Deere and Co., Hormel Foods Corporation and Blast Energy Services, Inc. Mr. Block received his B.A. from the U.S. Military Academy.

Michael Peterson has served as a member of the Company’s Board of Directors since February 2006. Mr. Peterson has worked in the securities industry in various capacities for approximately 19 years. From 1989 to 2000, he was employed by Goldman Sachs & Co. including as a vice president with responsibility for a team of professionals that advised and managed over $7 billion in assets for high net worth individuals and institutions. Mr. Peterson joined Merrill Lynch in 2001 to form and help launch its Private Investment Group and was with Merrill Lynch until July 2004. From July 2004 until January 2005, Mr. Peterson was a self-employed financial consultant. In January 2005, Mr. Peterson joined American Institutional Partners, L.L.C. as a managing partner. On December 31, 2005, Mr. Peterson founded his own investment firm, Pascal Management LLC. Mr. Peterson received a B.S. in Computer Science and Statistics from Brigham Young University in 1985 and an M.B.A. from the Marriott School of Management at Brigham Young University in 1989.  Mr. Peterson is currently a member of the board of directors of Blast Energy, Inc. and Solargen Energy, Inc.

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

The Board of Directors held ten (10) meetings during fiscal year 2009, eight (8) of which were regularly scheduled meetings and two (2) of which were special meetings. The Board also acted one (1) time by unanimous written consent. Each of the foregoing directors attended at least 75% of the aggregate number of meetings of our Board of Directors and the committees on which each director served during fiscal year 2009 and was eligible to attend.  No family relationship exists between any of the directors or executive officers of the Company.

Information about the Executive Officers

Set forth below is information regarding our executive officers (other than Eric A. McAfee) as of December 31, 2009.

Name	Age	Position
Andrew B. Foster	44	Executive Vice President and Chief Operating Officer
Sanjeev Gupta	50	Managing Director, Chairman and President (Universal Biofuels Private, Ltd.)
Scott A. Janssen	40	Executive Vice President and Chief Financial Officer

Eric A. McAfee Chief Executive Officer and Chairman of the Board (See Information About the Directors above).

Andrew B. Foster (44) joined American Ethanol in March 2006 and currently serves as Executive Vice President of AE Biofuels, Inc. and President and Chief Operating Officer of American Ethanol, Inc. a wholly owned subsidiary.  Prior to joining the Company, Mr. Foster served as Vice President of Corporate Marketing for Marimba, Inc. an enterprise software company, which was acquired by BMC Software in July 2004. From July 2004, until April 2005, Mr. Foster served as Vice President of Corporate Marketing for the Marimba product line at BMC. In April 2005, Mr. Foster was appointed Director of Worldwide Public Relations for BMC and served in that capacity until December 2005. From May 2000 until March 2003, Mr. Foster served as Director of Corporate Marketing for eSilicon Corporation, a fabless semiconductor company. Mr. Foster also served as Associate Director of Political Affairs at the White House from 1989 to 1992, and Deputy Chief of Staff to Illinois Governor Jim Edgar from 1995 to 1998. Mr. Foster holds a B.A. in Political Science from Marquette University in Milwaukee, Wisconsin.

Sanjeev Gupta (50) joined AE Biofuels, Inc. in September 2007 as an executive with the Company’s marketing subsidiary, Biofuels Marketing, Inc. and managed the completion of construction of the Company’s biodiesel production facility in Kakinada, India. Mr. Gupta is currently serving as the Managing Director, Chairman and President of the Company’s wholly-owned Indian biodiesel subsidiary, Universal Biofuels Private, Ltd. (“UBPL”). Previously, Mr. Gupta was the president of a $250 million revenues globally specialized chemicals company and a manager with Nabisco in India.

Scott A Janssen (40) began consulting with the Company in March 2008 and in June 2008 was engaged as the Company’s Senior Vice President of Finance. Mr. Janssen assumed the office of Executive Vice President and Chief Financial Officer of AE Biofuels, Inc., on January 12, 2009, and is serving as a Director of several of the Company’s wholly-owned subsidiaries. From December 2005 to March 2008, Mr. Janssen was a financial consultant with Level Path Consulting and Kranz & Associates in Silicon Valley, California where he acted as Interim Chief Financial Officer or financial advisor to several high technology companies, including three IPO’s. From July 2004 to December 2005, Mr. Janssen was a Senior Manager with Ernst & Young, a global public accounting firm in San Jose, California. From June 2002 to July 2004, Mr. Janssen was Controller and acting Chief Financial Officer with Barcelona Design Software, an enterprise software company in Newark, California. Mr. Janssen received a Bachelors’ of Science in Mathematics/Applied Science form the University of California, Los Angeles in 1991 and is an inactive licensed Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. One late report was filed for each of Messrs. Sorgenti, Block, Janssen and Foster reflecting an option grant each of these individuals received in 2009 and two late reports were filed for Mr. Peterson reflecting (1) shares received as liquidated damages pursuant to the Company’s Amended and Restated Registration Rights Agreement, and (2) an option grant.  Except as set forth above, we believe that, during fiscal 2009, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to AE Biofuels, Inc. and the written representations of its directors and executive officers.

Committees of the Board of Directors

The Board of Directors has the following standing committees: (1) Audit and (2) Governance, Compensation and Nominating. The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.aebiofuels.com in the Investor Relations section of our website. All members of the committees appointed by the Board of Directors are non-employee directors and are independent directors within the meaning set forth in the NASDAQ rules, as currently in effect.  In addition, the Board of Directors adopted a Code of Business Conduct and Ethics, and an Insider Trading Policy, which apply to all of the Company’s employees, including its principal executive officer, principal financial officer, and principal accounting officer. Copies of these policies are available on our corporate web site at www.aebiofuels.com . We will disclose amendments to, or waivers from, our policies on our corporate web site at www.aebiofuels.com.

The following chart details the current membership of each committee.

Name of Director	Audit	Governance, Compensation and Nominating
Michael Peterson	C	M
Harold Sorgenti	M	C
M = Member
C = Chair

Audit Committee

The Audit Committee (i) oversees our accounting, financial reporting and audit processes; (ii) appoints, determines the compensation of, and oversees, the independent auditors; (iii) pre-approves audit and non-audit services provided by the independent auditors; (iv) reviews the results and scope of audit and other services provided by the independent auditors; (v) reviews the accounting principles and practices and procedures used in preparing our financial statements; and (vi) reviews our internal controls.

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

A copy of the Audit Committee’s written charter is available in the Investor Relations section of our website at www.aebiofuels.com. The Audit Committee held four (4) meetings during fiscal year 2009, three (3) of which were regularly scheduled meetings and one (1) of which was a special meeting. The Audit Committee also acted one (1) time by unanimous written consent. Each director who is a member of the Audit Committee attended at least 75% of the aggregate number of meetings of the Audit Committee during fiscal year 2009.

AUDIT COMMITTEE REPORT

The following is the report of the Audit Committee of the Board of Directors. The Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2009 with our management. In addition, the Audit Committee has discussed with BDO Seidman LLP, our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communications with Audit Committee). The Audit Committee also has received the written disclosures and the letter from BDO Seidman LLP as required by the Public Company Accounting Oversight Board Rule 3526 “Communications with Audit Committees Concerning Independence” and the Audit Committee has discussed the independence of BDO Seidman LLP with that firm.

Based on the Audit Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Respectfully submitted by:

Michael Peterson (Chair)
Harold Sorgenti

Governance, Compensation and Nominating Committee

The Governance, Compensation and Nominating Committee consists of two members -- Michael Peterson and Harold Sorgenti who serves as Chairman of the Committee. The Governance, Compensation and Nominating Committee (i) reviews and approves corporate goals and objectives relevant to the CEO’s compensation, evaluates the CEO’s performance relative to goals and objectives and sets the CEO’s compensation annually; (ii) makes recommendations annually to the Board of Directors with respect to non-CEO compensation; (iii) considers and periodically reports on matters relating to the identification, selection and qualification of the Board of Directors and candidates nominated to the Board of Directors and its committees; (iv) develops and recommends governance principles applicable to the Company; (v) oversees the evaluation of the Board of Directors and management from a corporate governance perspective; and (vi) oversees, considers and approves related party transactions.

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

In addition to the foregoing, prior to any meeting of stockholders at which directors will be elected, as a condition to re-nomination, incumbent directors will be required to submit a resignation of their directorships in writing to the Chairman of the Governance, Compensation and Nominating Committee of the Board. The resignation will become effective only if the director fails to receive a sufficient number of votes for re-election at the meeting of stockholders, as described in the Company’s bylaws as recently amended and the Board accepts the resignation.

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

The Governance, Compensation and Nominating Committee held five (5) meetings during fiscal year 2009, one (1) of which was a regularly scheduled meetings and four (4) of which were special meetings. Each director who is a member of the Governance, Compensation and Nominating Committee attended at least 75% of the aggregate number of meetings of the Committee during fiscal year 2009.

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

Annual Meeting Attendance

We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meetings of stockholders although directors are encouraged to attend annual meetings of AE Biofuels’ stockholders. AE Biofuels did not hold an annual meeting of shareholders during 2009.

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

Code of Business Conduct and Ethics Policy

Our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Insider Trading Policy

Our board of directors adopted an insider trading policy that applies to all of its directors, officers and employees including our principal executive officer, principal financial officer, and principal accounting officer that applies to all trading except the exercise of stock options for cash under our stock option plan and the purchase of shares under an employee stock purchase plan, should we adopt such a plan. The insider trading policy addresses trading on material nonpublic information, tipping, confidentiality, 10b5-1 programs, disciplinary actions, trading windows, pre-clearance of trades, prohibition against short swing profits and individual responsibilities under the policy.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2009, Messrs. Sorgenti and Peterson served as members of the Governance, Compensation and Nominating Committee.  No member of the Governance, Compensation and Nominating Committee was an officer or employee of the Company. In addition, no member of the Governance, Compensation and Nominating Committee or executive officer of the Company served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Governance, Compensation and Nominating Committee.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Total Compensation ($)
Eric A. McAfee, Chief Executive Officer	2009	120,000	––	––	120,000
	2008	120,000	––	––	120,000
	2007	120,000	––	––	120,000

William J. Maender, Former Chief Financial Officer and Secretary(2)	2009	17,033	––	––	17,033
	2008	180,000	––	––	194,332
	2007	180,000	––	43,002	181,393

Andrew B. Foster, Executive Vice President	2009	180,000		40,123	259,915
	2008	180,000		535,054	451,475
	2007	180,000	50,000	569,409	550,989

Sanjeev Gupta, Executive Vice President	2009	180,000	––	41,759	263,245
	2008	180,000	––	71,340	202,305
	2007	58,038	––	28,668	67,594

Scott A. Janssen, Executive Vice President and Chief Financial Officer(3)	2009	180,000	––	33,436	246,596
	2008	141,197	––	356,702	236,813
	2007	––	––	––	––

———————
(1)
These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the aggregate grant date fair value of stock options granted during fiscal year 2009 to each of the named executive officers, in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Stock option awards representing 90,000 shares were forfeited by Mr. Maender who resigned effective January 12, 2009. For additional information, see Note 11 of our financial statements in the Form 10-K for the year ended December 31, 2009, as filed with the SEC. For information on the valuation assumptions for grants made prior to fiscal year 2009, see the notes in our financial statements in the Form 10-K for the respective year.

(2)	Mr. Maender resigned effective January 12, 2009. His resignation resulted in the forfeiture of 90,000 shares subject to stock options.

(3)
Mr. Janssen was appointed Executive Vice President and Chief Financial Officer effective January 12, 2009. Mr. Janssen resigned effective March 12, 2010. His resignation resulted in the forfeiture of 175,000 shares subject to stock options.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table shows all outstanding equity awards held by the named executive officers at the end of fiscal year 2009.

		Option Awards						Stock Awards
Name	Award Date	No. of Securities underlying unexercised options (#) exercisable		No. of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: # of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Andrew B. Foster	5/21/09	280,000	(4)			0.16	5/20/14
	7/17/07	275,000	(2)			3.00	7/16/17
	11/26/07	67,500	(3)			3.00	11/26/12

Sanjeev Gupta	5/21/09	291,667	(4)			0.16	5/20/14
	11/26/07	45,000	(2)			3.00	11/26/12
	6/17/08	20,000	(2)			3.70	6/16/13

Scott Janssen	5/21/09	233,333	(4)			0.16	5/20/14
	6/17/08	150,000	(5)			3.70	6/16/13

———————
(1)
The market value of the unvested shares was determined by multiplying the closing market price of AE Biofuel’s stock at December 31, 2008, the end of its last completed fiscal year ($0.19), by the number of shares of stock.

(2)
Fifty percent (50%) of the shares subject to the option were exercisable on the date of grant and twenty-five percent (25%) of the shares subject to the option vest on the anniversary of the date of grant.

(3)	One-twelfth (1/12) of the shares subject to the option vest every three months from the date of grant.
(4)	Fifty percent (50%) of the shares subject to the option were exercisable on the date of grant and one-twelfth (1/12) of the shares subject to the option vest every three months from the date of grant.
(5)	One-eighth (1/8) of the shares subject to the option vest every three months from the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We are party to the following agreements with our named executive officers:

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

Andrew B. Foster

In May 2007, the Company entered into a three year Executive Employment Contract with Mr. Foster to serve as the Company’s Executive Vice President and Chief Operating Officer. Under Mr. Foster’s employment contract, Mr. Foster receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000. On July 17, 2007, Mr. Foster was granted an option for 300,000 shares of the Company’s common stock at an exercise price of $3.00 per share. Fifty percent (50%) of the shares subject to the option vested on the date of grant and the 25% of the shares subject to the option vest on each anniversary of the date of grant. On November 26, 2007, Mr. Foster was granted an option for 90,000 shares of the Company’s common stock at an exercise price of $3.00 per share. One-twelfth (1/12 th ) of the shares subject to the option vest every three months from the date of grant.

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

Scott A. Janssen

On June 17, 2008, the Company entered into a three year Executive Employment Contract with Mr. Janssen to serve as the Company’s Executive Vice President. Under Mr. Janssen’s employment contract, Mr. Janssen receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000. On June 17, 2008, Mr. Janssen was granted an option for 200,000 shares of the Company’s common stock at an exercise price of $3.70 per share. Twenty-five thousand (25,000) of the shares subject to the option become exercisable on the last day of each calendar quarter beginning September 30, 2008.

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

Director Compensation

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a director of AE Biofuels, Inc. for some portion or all of 2009. Other than as set forth in the table and described more fully below, AE Biofuels, Inc. did not pay any fees, made any equity or non-equity awards, or paid any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation below.

Name	Fees Earned or Paid in Cash ($)*	Option Awards(1) ($)	Total ($)
Michael Peterson (2)	112,250	16,718	145,548
Harold Sorgenti (3)	83,750	16,718	117,048
John R. Block(4)	78,000	16,718	111,298
———————
(1)
The amounts in this column represent the aggregate grant date fair value under ASC Topic 718. The assumptions made when calculating the amounts in this table are found in Note 11 to AE Biofuels’ consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(2)
On May 21, 2009, the Company granted Mr. Peterson an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.16 per share in consideration for his services on the Company’s Board of Directors. Fifty percent (50%) of the shares subject to the option were exercisable on the date of grant and one-twelfth (1/12) of the shares subject to the option vest every three months from the date of grant subject to Mr. Peterson’s continuing service on the Company’s Board of Directors. At December 31, 2009, Mr. Peterson held 300,000 stock options awards.

(3)
On May 21, 2009, the Company granted Mr. Sorgenti an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.16 per share in consideration for his services on the Company’s Board of Directors. Fifty percent (50%) of the shares subject to the option were exercisable on the date of grant and one-twelfth (1/12) of the shares subject to the option vest every three months from the date of grant subject to Mr. Sorgenti’s continuing service on the Company’s Board of Directors. At December 31, 2009, Mr. Sorgenti held 300,000 stock option awards.

(4)
On May 21, 2009, the Company granted Mr. Block an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.16 per share in consideration for his services on the Company’s Board of Directors. Fifty percent (50%) of the shares subject to the option were exercisable on the date of grant and one-twelfth (1/12) of the shares subject to the option vest every three months from the date of grant subject to Mr. Block’s continuing service on the Company’s Board of Directors. At December 31, 2009, Mr. Block held 300,000 stock option awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 3, 2010, regarding the beneficial ownership of each class of our voting stock, including (a) each stockholder who is known by the Company to own beneficially in excess of 5% of each class of our voting stock; (b) each director; (c) the Company’s named executive officers; and (d) the Company’s named executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 86,181,532 shares of common stock outstanding as of March 3, 2010. The percentage of beneficial ownership of Series B preferred stock is based upon 3,320,725 shares of Series B preferred stock outstanding as of March 3, 2010. Unless otherwise identified, the address of the directors and officers of the Company is 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA 95014.

	Common Stock		Series B Preferred Stock
Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class	Amount and Nature of Beneficial Ownership	Percentage of Class
Officers & Directors
Eric A. McAfee (1)	13,000,000	15.08%
John R. Block (2)	200,000	*
Michael L. Peterson (3)	836,233	*
Harold Sorgenti (4)	225,000	*
Andrew Foster (5)	875,000	*
Sanjeev Gupta (6)	585,833	*
Scott A. Janssen (7)	425,000	*
All officers and directors as a group (7 Persons)	16,147,066	18.28%

5% or more Holders

Laird Cagan (8)	14,165,069	16.44%
20400 Stevens Creek Blvd., Suite 700
Cupertino, CA 95014

Liviakis Financial Communications, Inc.	4,400,000	5.11%
655 Old Redwood Hwy, #395
Mill Valley, CA 94941

Surendra Ajjarapu	6,900,000	8.01%
8604 Button Bush Court
Tampa, FL 33647

Michael C Brown Trust dated June 30, 2000			599,999	18.07%
34 Meadowview Drive
Northfield, IL 60093

Mahesh Pawani			400,000	12.05%
Villa No. 6, Street 29, Community 317, Al Mankhool,
Dubai, United Arab Emirates

Frederick WB Vogel			408,332	12.30%
1660 N. La Salle Drive, Apt 2411
Chicago, IL 60614

Fred Mancheski			300,000	9.03%
1060 Vegas Valley Dr
Las Vegas, NV 89109

David J. Lies			200,000	6.02%
1210 Sheridan Road
Wilmette, IL 60091

Crestview Capital, LLC			166,667	5.02%
95 Revere Dr., Ste A
Northbrook, IL 60062
———————
*Less than 1%

(1)
Includes (i) 12,200,000 shares held by McAfee Capital, LLC, a company owned by Mr. McAfee and his wife; and (ii) 800,000 shares owned by P2 Capital, LLC, a company owned by Mr. McAfee's wife and children.

(2)	Includes 200,000 shares issuable pursuant to options exercisable within 60 days of March 3, 2010.

(3)
Address: 17 Canary Court, Danville, California 94526.  Includes 583,818 shares held by the Michael L Peterson and Shelly P. Peterson Family Trust dtd 8/16/00, and 225,000 shares issuable to Mr. Peterson pursuant to options exercisable within 60 days of March 3, 2010.

(4)	Includes 225,000 shares issuable pursuant to options exercisable within 60 days of March 3, 2010.

(5)	Includes (i) 200,000 shares held by the Andrew B. Foster and Catherine H. Foster Trust; and (ii) 675,000 shares issuable pursuant to options exercisable within 60 days of March 3, 2010.

(6)	Includes 385,832 shares issuable pursuant to options exercisable within 60 days of March 3, 2010.

(7)	Includes 404,166 shares issuable pursuant to options exercisable within 60 days of March 3, 2010.

(8)
Includes (i) 12,907,000 shares held by Cagan Capital, LLC, a company owned by Mr. Cagan; (ii) 400,000 shares owned by the KRC Trust and 400,000 owned by the KQC Trust, trusts for Mr. Cagan's daughters for which Mr. Cagan is trustee and (iii) 458,069 held by Mr. Cagan individually.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the compensation agreements and other arrangements that are described under “Employment Contracts and Termination of Employment and Change-in-Control Arrangements”, and except as set forth below, there was not during fiscal year 2009 nor is there currently proposed, any transaction or series of similar transactions to which AE Biofuels was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, five percent stockholder or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

Eric A. McAfee and Laid Cagan are the Managing Directors of Cagan McAfee Capital Partners (“CMCP”) and each own 50% of CMCP. On January 30, 2006, we entered into an Advisory Services Agreement with CMCP pursuant to which CMCP provides the Company with certain administrative, financial modeling, merger and acquisition, executive travel coordination and board of directors support services. We pay CMCP an advisory fee equal to $7,500 per payroll period plus CMCP’s actual and reasonable expenses for travel, printing, legal or other services. The term of the agreement is three years. For the fiscal year ended December 31, 2009, we paid CMCP $32,606 under this agreement. As of December 31, 2009, the Company owed CMCP $29,866 for services rendered during the term of the agreement.

We are billed by McAfee Capital for certain expense reimbursements, principally in connection with services provided by Eric A. McAfee and his administrative personnel.  For the year ended December 31, 2009, we paid McAfee Capital $24,906.  Eric A. McAfee, an officer and member of our board of directors, owns 100% of McAfee Capital.  The company owes McAfee Capital $24,906 under the terms of this agreement.

The Company and CM Consulting were parties to an agreement pursuant to which the Company reimbursed CM Consulting for a minimum of 20 hours per month of time on an aircraft owned by CM Consulting until February 2008. The Company paid an upfront fee of $360,000 starting February 2006 for 24 months of usage. The contract expired in February 2008. The Company expensed $30,000of this rental fee for the year ended December 31, 2008. Eric A. McAfee, a director, officer and significant shareholder of the Company owns 50% of CM Consulting.

Revolving line of credit – related party.

On November 16, 2006, the Company entered into a short-term loan agreement with a former member of the Company’s board of directors. In 2008 this short-term unsecured loan agreement was amended to convert the facility into an unsecured revolving line of credit with a credit limit of $2,500,000. In addition, the maturity date of the credit facility was extended to January 31, 2011. At December 31, 2008, a total of $2,044,690 was outstanding under this credit facility which accrues interest at 10% interest per annum. All outstanding principal and accrued interest is due and payable on January 31, 2011. During 2009 this credit facility was increased to $3,500,000.

On August 17, 2009, International Biodiesel, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into a Revolving Line of Credit Agreement with Mr. Cagan, (the “Lender”), for $5,000,000. The $5,000,000 Revolving Line of Credit is secured by accounts, investments, intellectual property, securities and other collateral of AE Biofuels, Inc. excluding the collateral securing the Company’s obligations under the Note and Warrant Purchase Agreement with Third Eye Capital Corporation and Third Eye Capital ABL Opportunities Fund and the collateral securing the Company’s obligations under the Secured Term Loan with the State Bank of India. The $5,000,000 Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2011, at which time the outstanding advances under the Revolving Line of Credit together with any accrued interest and other unpaid charges or fees will become due. Upon certain events, one of which is the default on any other debt facility, the Lender may declare a default upon 10 days prior written notice. Upon an event of default, the Lender may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment. The Company used the new Revolving Line of Credit Agreement to satisfy the outstanding balance under the unsecured revolving line of credit facility with a limit of $3,500,000 in August 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees and Services in Our 2009 and 2008 Fiscal Years

Our registered independent public accounting firm is BDO Seidman, LLP. The fees billed by BDO Seidman, LLP in 2009 and 2008 were as follows:

	2009	2008
Audit Fees	$254,587	$344,380
Audit-Related Fees	––	––
Total Audit and Audit-Related Fees	254,587	344,380
Tax Fees	35,308	47,085
All Other Fees	––	––

Total for independent public audit firms	$289,895	$391,465

Audit Fees consist of fees billed for and expected to be billed for professional services rendered for the audit of the Company's consolidated annual financial statements, and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO Seidman, LLP in connection with statutory and regulatory filings or engagements.

Tax Fees include tax compliance, tax advice and tax planning services. These services related to the preparation of various state and federal tax returns and review of Section 409A compliance.

PART IV

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

In fiscal year 2009 and 2008, all fees identified above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were billed by BDO Seidman, LLP were approved by the Audit Committee in accordance with SEC requirements.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

AE BIOFUELS, INC.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AE Biofuels, Inc.
Cupertino, CA

We have audited the accompanying consolidated balance sheets of AE Biofuels, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AE Biofuels, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the consolidated financial statements, the Company’s recurring losses, working capital deficit and total stockholders’ deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

San Jose, California

March 15, 2010

AE BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$52,178	$377,905
Accounts receivable	32,032	-
Inventories	593,461	1,049,583
Prepaid expenses	21,660	110,581
Other current assets	369,668	438,703
Total current assets	1,068,999	1,976,772

Property, plant and equipment, net	18,447,875	21,236,604
Intangible assets	-	33,333
Other assets	49,344	289,990
Total assets	$19,566,218	$23,536,699

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$3,137,480	$2,829,117
Short term borrowings, net of discount	6,409,950	4,504,062
Registration rights liability	-	1,807,748
Mandatorily redeemable Series B Preferred stock	1,750,002	1,750,002
Other current liabilities	3,316,931	1,616,259
Current portion of long term debt	4,391,512	816,738
Total current liabilities	19,005,875	13,323,926

Long term debt, net of discount	-	3,174,275
Long term debt (related party)	4,250,031	2,044,691

Commitments and contingencies (Notes 2,4,7,8,9,14,16 and 18 )
Stockholders' (deficit) equity:
AE Biofuels, Inc. stockholders (deficit) equity
Series B Preferred Stock - $.001 par value - 7,235,565 authorized; 3,320,725 and 3,451,892 shares issued and outstanding, respectively (aggregate liquidation preference of $9,992,175 and $10,355,676, respectively)	3,321	3,452
Common Stock - $.001 par value 400,000,000 authorized; 86,181,532 and 85,643,709 shares issued and outstanding, respectively	86,181	85,643
Additional paid-in capital	36,763,984	34,238,925
Accumulated deficit	(38,804,417)	(27,831,340)
Accumulated other comprehensive income	(1,376,382)	(1,502,873)
Total AE Biofuels, Inc. stockholders (deficit) equity	(3,327,313)	4,993,807
Noncontrolling interest	(362,375)	-
Total stockholders' (deficit) equity	(3,689,688)	4,993,807

Total liabilities and stockholders' (deficit) equity	$19,566,218	$23,536,699

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	For the year ended December 31,
	2009	2008

Sales	$9,175,346	$815,655

Cost of goods sold	9,046,663	2,214,364

Gross profit	128,683	(1,398,709)

Research and development	538,912	1,036,948
Selling, general and administrative expenses	6,259,527	9,730,022
Loss on forward purchase commitments	-	532,500
Impairment of long lived assets	2,086,350	-

Operating loss	(8,756,106)	(12,698,179)

Other income / (expense)
Interest income	23,327	50,691
Interest expense	(2,675,403)	(614,426)
Other income, net of expenses	72,730	148,793
Share agreement cancellation payment	-	(900,000)
Registration rights payment	-	(1,807,748)

Loss before income taxes	(11,335,452)	(15,820,869)

Income taxes	-	(15,076)

Net loss	(11,335,452)	(15,835,945)
Less: Net loss attributable to the noncontrolling interest	(362,375)	-
Net loss attributable to AE Biofuels, Inc.	$(10,973,077)	$(15,835,945)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	126,491	(3,227,958)
Comprehensive loss, net of tax	(11,208,961)	(19,063,903)
Comprehensive loss attributable to the noncontrolling interest	-	-
Comprehensive loss attributable to AE Biofuels, Inc.	$(10,846,586)	$(19,063,903)

Loss per common share attributable to AE Biofuels, Inc.
Basic and dilutive	$(0.13)	$(0.19)
Weighted average shares outstanding
Basic and dilutive	86,110,932	84,641,642

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	For the year ended December 31,
	2009	2008
Operating activities:
Net loss	$(11,335,452)	$(15,835,945)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	717,718	1,981,524
Expired land options	40,000	124,536
Amortization and depreciation	800,588	425,033
Inventory provision	863,065	1,365,682
Amortization of debt discount	571,572	532,500
Registration rights obligation	-	1,807,748
Impairment of long lived assets	2,086,350	-
Changes in assets and liabilities:
Accounts receivable	(31,376)	8,621,006
Inventory	(371,638)	(2,537,088)
Prepaid expenses	89,318	(54,996)
Other current assets and other assets	849,976	(652,809)
Accounts payable	265,459	(6,480,203)
Accrued interest expense	1,480,170	826,562
Other liabilities	1,618,027	1,230,257
Income taxes payable	-	(34,092)
Net cash used in operating activities	(2,356,223)	(8,680,285)

Investing activities:
Purchase of property, plant and equipment	(49,515)	(5,192,124)
Sales of time deposits	-	2,373,326
Cash payments to settle forward contracts	-	(200,115)
Cash restricted by letter of credit	-	500,000
Net cash used in investing activities	(49,515)	(2,518,913)

Financing activities:
Proceeds from borrowings under related party credit facility	1,985,500	4,500,000
Payments of borrowings under related party credit facility	(80,000)	-
Proceeds under working capital facility	3,048,903	-
Payments under working capital facility	(2,733,498)	-
Proceeds from long term debt		8,374,313
Payments under long term debt facility	-	(1,967,693)
Net cash provided by financing activities	2,220,905	10,906,620
Effect of exchange rate changes on cash and cash equivalents	(140,894)	(49,919)
Net cash decrease for period	(325,727)	(342,497)
Cash and cash equivalents at beginning of period	377,905	720,402
Cash and cash equivalents at end of period	$52,178	$377,905

Supplemental disclosures of cash flow information, cash paid:

Interest	395,883	534,729
Income taxes, net of refunds	-	51,829

Supplemental disclosures of cash flow information, non-cash transactions:

Settlement of registration rights liability through issuance of stock	1,807,748	-
Issuance of warrants in connection with debt facility	-	822,500
Borrowings under related party credit facility	3,850,819	-
Settlement of borrowings under related party credit facility	(3,850,819)	-

The accompanying notes are an integral part of the financial statement

AE BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	AE Biofuels, Inc.
					Paid-in Capital		Accum. Other
	Series B Preferred Stock		Common Stock		in excess	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Dollars	Shares	Dollars	of Par	Deficit	Income	Interest	Dollars

Balance at December 31, 2007	6,487,491	$6,487	84,557,462	$84,557	$33,707,953	$(11,995,395)	$1,725,085		$23,528,687

Stock based employee compensation					1,956,524				1,956,524
Series B to Common conversion	(2,461,695)	(2,461)	2,461,695	2,461					-
Warrant exercise	9,430	9	504,552	505	(514)				-
Foreign currency translation adjustment									(3,227,958)
Debt issuance discount					822,500				822,500
Repurchase of common stock			(1,880,000)	(1,880)	(498,119)				(499,999)
Reclass of Series B to a liability	(583,334)	(583)			(1,749,419)				(1,750,002)
Net loss						(15,835,945)			(15,835,945)

Balance at December 31, 2008	3,451,892	$3,452	85,643,709	$85,643	$34,238,925	$(27,831,340)	$(1,502,873)		$4,993,807

Stock based employee compensation					717,718				717,718
Series B to Common conversion	(131,167)	(131)	131,167	131					-
Penalty Share Issuances			406,656	407	1,807,341				1,807,748
Other comprehensive income							126,491		126,491
Net loss						(10,973,077)		(362,375)	(11,335,452)

Balance at December 31, 2009	3,320,725	$3,321	86,181,532	$86,181	$36,763,984	$(38,804,417)	$(1,376,382)	$(362,375)	$(3,689,688)

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of AE Biofuels, Inc., a Nevada corporation, and its wholly owned subsidiaries: (i) American Ethanol, Inc. (“American”), a Nevada corporation and its subsidiaries; Sutton Ethanol, LLC (“Sutton”), a Nebraska limited liability company, Illinois Valley Ethanol, LLC (“Illinois Valley”), an Illinois limited liability company; Danville Ethanol Inc, an Illinois corporation; AE Biofuels, Inc., (“AEB-DE”), a Delaware corporation and its subsidiary AE Renova, LLC (“AE Renova”), a Delaware limited liability company, (ii) Biofuels Marketing, a Delaware corporation; (iii) International Biodiesel, Inc., a Nevada corporation and its subsidiary AE International Biofuels, Ltd., a British Virgin Islands company, AE DAABON, Ltd., a British Virgin Islands company, International Biofuels, Ltd, a Mauritius corporation and its subsidiary Universal Biofuels Private Ltd, an India company;  (iv) AE Biofuels Americas, a Delaware corporation, and (v) AE Biofuels Technologies, Inc., a Delaware corporation and its subsidiary Energy Enzymes LLC, a Delaware limited liability company, collectively, (“AE Biofuels” or the “Company”), AE Advanced Fuels, Inc., a Delaware corporation, and AE Advanced Fuels – Keyes, Inc., a Delaware corporation.

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

Development Stage Enterprise. The Company prepared its statements in accordance with the Development Stage Enterprise guidance as specified in Accounting Standards Codification (“ASC”) 915 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”) until October 1, 2008, when planned principal operations commenced.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates, assumptions and judgments made by management include the determination of impairment of long-lived assets, the valuation of equity instruments such as options and warrants, the recognition and measurement of current taxes payable and deferred tax assets or liabilities, and the accrual for the payments under the Company’s registration rights agreement with certain of its shareholders and management’s judgment about contingent liabilities. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.  Refer to additional disclosures regarding the use of estimates below under the caption Long-Lived Assets.

Reclassifications. Certain prior year amounts were reclassified to conform to current year presentation. These reclassifications had no impact on previously reported net loss or accumulated deficit.

Revenue recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable and collection is reasonably assured.

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

Accounts Receivable. Accounts receivable consist of product sales made to large credit worthy customers.

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

Intangible Assets. Intangible assets are carried at initial fair value less accumulated amortization over the estimated useful life. Amortization is computed over the estimated useful lives of the underlying assets using a method that reflects their utilization pattern.  As of December 31, 2009, our intangible assets were fully  amortized.

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

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets which may not be realized. As of December 31, 2009, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

With respect to the Company’s biodiesel facility in India, which comprises more than 80% of the carrying value of total assets, management develops various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset.  The determination of estimated future cash flows is highly uncertain in the current economic environment.  Further, as the Company’s biodeisel facility in India has been in operation for less than 18 months and to date has operated at only about 10% of its daily capacity, management believes that its assumptions regarding future cash flows and in turn the carrying value of its biodiesel facility represent a significant estimate in the preparation of the Company’s consolidated financial statements, and, that it is at least reasonably possible that management’s estimates regarding the recoverability of the carrying value of its long-lived assets including its biodeisel facility will change in the near term.  The impact to the Company’s consolidated financial statements of changes in its estimates of the future cash flows from, and in turn the recoverability of the carrying value of, its biodiesel facility will likely be material to such consolidated financial statements.

Basic and Diluted Net Loss per Share. Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase. Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive. Basic loss per share includes the vested portion of restricted stock grants. The unvested restricted stock grants are included only in the fully diluted net loss per share calculation. As the Company incurred net losses for the years ended December 31, 2009, and 2008, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the year ended December 31, 2009, and 2008:

	For the year ended December 31
	2009	2008
Series B preferred stock	3,336,257	5,876,301
Series B warrants	443,853	702,990
Common stock options and warrants	4,136,478	4,291,853
Unvested restricted stock	8,219	375,068
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	7,924,807	11,246,212

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

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, mandatorily redeemable series B preferred stock, short and long-term debt and long term debt (related party).  Cash and cash equivalents are carried at fair value as discussed in Note 19.The Company is unable to estimate the fair value of the mandatorily redeemable Series B preferred stock due to the contingent nature of the ultimate settlement of this liability. The carrying value of the Company’s short-term debt approximates fair value due to the short-term maturity of this instrument, which absent an amendment to the existing loan agreement, matures  in June 2010. The Company’s long-term debt carrying value approximates fair value based upon the borrowing rates currently available to the Company for bank loans in India with similar terms and maturities. The Company is also unable to estimate the fair value of the long term debt (related party) due to the lack of comparable available credit facilities.

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718 (formerly SFAS No. 123 (Revised 2004), “Share-Based Payment”), requiring us to recognize expense related to the fair value of our stock-based compensation awards adjusted to reflect only those shares that are expected to vest. Our implementation of ASC Section 715-20-50 used the modified-prospective-transition method.

We made the following estimates and assumptions in determining fair value of stock options as prescribed by ASC 718:

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

Commitments and Contingencies. The Company records and/or discloses commitments and contingencies in accordance with ASC 450, “Contingencies”, (ASC 450). ASC 450 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2009, the Company is not aware of any material commitments or contingencies other than those disclosed in Note 18. Contingent Liabilities.

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

The Company adopted ASC 825-10 (formerly the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements. See Note 19 Fair Value Measurement.

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

In October, the FASB issued Accounting Standard Update (“ASU”) 2009-13, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements, which applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC 605-25 (previously included in EITF Issue no. 00-21, Revenue Arrangements with Multiple Deliverables). The EITF will be effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not fully assessed the impact of this guidance, but at this time believes it will not have an impact on our financial statements.

In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (Level 1 input of the valuation hierarchy) is not available. ASU 2009-5 is effective in the fourth quarter of 2009. This update did not have a material impact on our financial statements or disclosures.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements,” which requires additional disclosures on transfers in and out of Level I and Level II and on activity for Level III fair value measurements. The new disclosures and clarifications on existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on Level III activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect the adoption of ASU No. 2010-06 to have a material impact on our consolidated financial condition or results of operations.

2. Ability to Continue as a Going Concern

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses and negative cash flow since inception and currently has a working capital deficit and total stockholders’ deficit. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on several factors, including the ability to raise a significant amount of capital for operating expenses, capital expenses , current liabilities and debt service.

The Company has produced minimal gross profit, has less than one month of operating cash, has incurred losses from inception through December 31, 2009 and has negative working capital (current assets less current liabilities) of $17,936,876. The Company has raised approximately $31.8 million to date through the sale of preferred stock and approximately $13 million through debt facilities. An additional $2 million of cash has been generated through the sale of its subsidiary, Wahoo Ethanol, LLC, with an additional $8 million through the dissolution of the Sutton Ethanol Joint venture. The Company will have to raise significantly more capital and secure a significant amount of debt to complete its business plan and continue as a going concern. The Company has one biodiesel production facility in operation that began selling biodiesel into the domestic Indian market in November 2008. Although the biodiesel plant provides some cash flow to the Company it will likely be insufficient to allow for the completion of our business plan in fiscal 2010.

Management believes that it will be able to raise additional capital through equity offerings and debt financings. Should the Company not be able to raise enough capital it may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value and may incur additional impairment related to these assets to generate cash to continue the Company’s business plan or possibly discontinue operations. Until such additional capital is raised, the Company is dependent on financing from a related party. The Company has also arranged extended terms with its trade creditors. The Company’s goal is to raise additional funds needed to construct and operate next generation ethanol and biodiesel facilities through stock offerings and debt financings. There can be no assurance that additional financing will be available on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that may result should the Company be unable to continue as a going concern.

3. Inventory

Inventory consists of the following:

	December 31,
	2009	2008
Raw materials	$389,442	$674,069
Work-in-progress	77,123	53,251
Finished goods	126,896	322,263
Total inventory	$593,461	$1,049,583

For the year ended December 31, 2009 and 2008, the Company expensed $863,065 and $1,365,682, respectively, in connection with the write-down of inventory to reflect market value below cost.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2009	2008

Land	$3,358,569	$3,656,676
Buildings	11,828,545	12,445,883
Furniture and fixtures	552,849	73,983
Machinery and equipment	498,833	618,487
Construction in progress	3,155,001	4,648,149
Total gross property, plant & equipment	19,393,797	21,443,178
Less accumulated depreciation	(945,922)	(206,574)
Total net property, plant & equipment	$18,447,875	$21,236,604

For the years ended December 31, 2009 and 2008, the Company recorded $580,010 and $219,571, respectively, in depreciation. Interest in the amount of $929,058 was capitalized during 2008. No interest was capitalized in 2009.

Components of construction in progress include $2,847,407 related to our India biodiesel pretreatment and glycerin facility, $287,594 related to the development of our Sutton property (held for future development of a next generation cellulosic ethanol facility) and $20,000 related to our Cilion facility. The estimated cost to complete construction of the pretreatment and glycerin facility is $1,000,000. Commitments for approximately $16,278 under construction contracts, purchase orders and other short term contracts were outstanding at December 31, 2009.

The Company’s property, plant and equipment represent more than 90% of the carrying value of total assets.   Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  With respect to the Company’s biodiesel facility in India, which comprises more than 80% of the carrying value of total assets, management has developed various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset.  The determination of estimated future cash flows is highly uncertain in the current economic environment.  Further, as the biodeisel facility in India has been in operation for less than 18 months and to date has operated at only about 10% of its daily capacity, management believes that its assumptions regarding future cash flows and in turn the carrying value of its biodiesel facility represent a significant estimate in the preparation of the Company’s consolidated financial statements, and, that it is at least reasonably possible that management’s estimates regarding the recoverability of the carrying value of the Company’s long-lived assets including its biodeisel facility will change in the near term.  Included in our estimate, we have factored in the increasing demand for biodiesel in Europe and in India based on government regulations requiring the use of renewable fuels by the Government of India and many of the European Union member states.  We have noted the increasing blending obligations in 2010 in some European counties including Bulgaria, France, Germany, Hungary, Poland, Portugal, the Netherlands, Slovakia, Spain, Sweden and the United Kingdom.  We have also made our forecast based on the current prices of fuel and feedstock commodities which currently are forecasted to provide gross production margins; however, our gross margins depend principally on the spread between feedstock and biodiesel prices and this spread has fluctuated significantly in recent months. The impact to the Company’s consolidated financial statements of changes in its estimates of the future cash flows from, and in turn the recoverability of the carrying value of, its biodiesel facility will likely be material to such consolidated financial statements.

An impairment charge of $2,086,350 was taken during 2009 related to the Sutton and Danville land holdings within our North American segment.  The Company believes that in light of the default on the senior debt facility and the collateralization of these properties under the term of the loan agreement, the Company is required to reevaluate the potential future development of these properties. The impairment charge is the difference between the estimated fair value as derived from appraisals of the respective properties (based on Level 2 inputs) and the current carrying value.

5. Other Current Assets, Other Assets and Other Current Liabilities

Other current assets and other assets consists of foreign input tax credits, restricted cash, payments for land options for possible future ethanol plants, supplier deposits and other prepayments.

	December 31, 2009	December 31, 2008
Current
Short term deposits	$56,221	$235,119
Foreign input credits	256,124	112,925
Land options	—	40,000
Other	57,323	50,659
	$369,668	$438,703
Long Term
Restricted cash	$10,744	$267,600
Deposits	38,600	22,390
	$49,344	$289,990

The Company acquired options to purchase land in various locations in Nebraska and Illinois. These options gave the Company the right to buy specific property for a set price per acre and typically ended in one to two years. As of December 31, 2008, the Company had one option to purchase land in Illinois for $934,000. This option expired in May 2009, and was expensed during the three months ended March 31, 2009 upon management’s determination not to renew. For the year ended December 31, 2009, and 2008 the Company expensed options that ended or were released in the amount of $40,000 and $124,536, respectively.

Foreign input and custom duty credits represent payment of tax to governmental agencies where the Company expects to receive reimbursement upon the filing of returns or the application of these funds to reduce the payment of future taxes.

Other current liabilties consist of accrued:

	2009	2008
Vacation and wages	$655,821	$75,018
Duty and service tax	660,571	-
Termination fee	600,000	600,000
Legal fees	425,475	-
Repurchase obligations	265,581	256,581
Other	709,483	940,599
	$3,316,931	$1,616,259

6. Intangible Assets

Intangible assets consist of purchased customer lists (acquired in 2007 in connection with the acquisition of Biofuels Marketing, Inc. discussed in Note 12 below), which have been amortized over an estimated useful life of 18 months. The intangible assets have a cost basis of $300,000 and a net carrying amount of $0 and $33,334 at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, the Company recorded amortization of $33,334 and $200,000, respectively.

7. Debt

Debt consists of the following:

	December 31,
	2009	2008
Revolving line of credit (related party)	$4,250,031	2,044,691
Secured term loan	-	3,991,013
Less: current portion	-	(816,738)
Total long term debt	4,250,031	5,218,966
Senior secured note, including accrued interest of $1,017,701 and $0 less unamortized discount of $583,985 and $43,200	6,083,716	4,504,062
Unsecured working capital loan	326,234	-
Current portion of secured term loan	4,391,512	816,738
Total current debt	10,801,462	5,320,800
Total debt	$15,051,493	$10,539,766

Scheduled debt repayments as of December 31, 2009, are:

Debt Repayments
2010	$10,801,462
2011	4,250,031
Total	$15,051,493

Senior secured note. On May 16, 2008, Third Eye Capital ABL Opportunities Fund (“Purchaser”) purchased a 10% senior secured note in the amount of $5 million along with 5 year warrants exercisable for 250,000 shares of common stock at an exercise price of $3.00 per share. The note is secured by first-lien deeds of trust on real property located in Nebraska and Illinois, by a first priority security interest in equipment located in Montana, and a guarantee of $1 million by McAfee Capital LLC (owned by Eric McAfee and his wife). Interest on the note accrues on the unpaid principal balance and is payable on the first business day of each quarter beginning on July 1, 2008. Prior to the note maturing on May 15, 2009, the Company entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) on behalf of itself and the Purchaser dated March 31, 2009. The Amendment did not become effective as we were unable to meet the conditions of effectiveness set forth in the Amendment. Accordingly, the interest rate under this facility has been accrued at the default interest rate, which is 18%, during the period of default. The Company has no cross default provisions in this or any other debt agreement. As a result, our inability to execute the conditions of effectiveness of the effective Amendment did not have any adverse impact on our other debt obligations.   On December 10, 2009, the Company entered into an amendment to the note with Third Eye Capital Corporation extending the note maturity date until June 30, 2010 and waiving covenant defaults.  The amended note bears interest at 10%. The Company evaluated the loan modification under ASC 470-50 and ASC 470-60 and determined that the amendment represented a non-troubled debt modification under ASC 470- 50, in which the original and new debt instrument are not substantially different, accordingly, fees between the debtor and creditor have been reflected as a reduction to the carrying value of the debt and will amortized ratably over the seven month term of the debt.   Fees of $350,000 were incurred to extend the maturity and fees of $300,000 were incurred to waive the financial covenant defaults.  At December 31, 2009, the Company recorded deferred issuance costs of $583,985.

Secured term loan. On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), a wholly-owned subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6 million. The term loan matures in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

In July 2008 we drew approximately $4.6 million against the secured term loan. The loan principal amount is repayable in 20 quarterly installments of approximately $270,000, using exchange rates on December 31, 2009, with the first installment due in June 2009 and the last installment payment due in March 2014. The interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate and is currently 12.00%.

The principal payment scheduled for June, September and December 2009 were not made and in the event of default of payment of any installment of principal payments, the term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On October 7, 2009, UBPL received a demand notice from the State Bank of India. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009. As of December 31, 2009, UBPL was in default on four months of interest. Additional provisions of default include the bank having the unqualified right to disclose or publish our company name and our directors names as defaulter in any medium or media. At the bank’s option, it may also demand payment of the balance of the loan since the principal payments are in default in June 2009. As a result we have classified the entire loan amount as current. We are currently in discussions with the bank with regards to an amendment to the Agreement of Loan for Overall Limit for the modification of terms.

Revolving line of credit – related party. On November 16, 2006, the Company entered into a short-term loan agreement with a former member of the Company’s board of directors and current stockholder of the Company. In 2008 this short-term unsecured loan agreement was amended to convert the facility into an unsecured revolving line of credit with a credit limit of $2,500,000. In addition, the maturity date of the credit facility was extended to January 31, 2011. At December 31, 2008, a total of $2,044,690 was outstanding under this credit facility which accrues interest at 10% interest per annum. All outstanding principal and accrued interest is due and payable on January 31, 2011. During 2009 this credit facility was increased to $3,500,000.

On August 17, 2009, International Biodiesel, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into a Revolving Line of Credit Agreement with Mr. Cagan, (the “Lender”), for $5,000,000. The $5,000,000 Revolving Line of Credit is secured by accounts, investments, intellectual property, securities and other collateral of AE Biofuels, Inc. excluding the collateral securing the Company’s obligations under the Note and Warrant Purchase Agreement with Third Eye Capital Corporation and Third Eye Capital ABL Opportunities Fund and the collateral securing the Company’s obligations under the Secured Term Loan with the State Bank of India. The $5,000,000 Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2011, at which time the outstanding advances under the Revolving Line of Credit together with any accrued interest and other unpaid charges or fees will become due. Upon certain events, one of which is the default on certain other debt facilities, the Lender may declare a default upon 10 days prior written notice. Upon an event of default, the Lender may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment. The Company used the new Revolving Line of Credit Agreement to satisfy the outstanding balance under the unsecured revolving line of credit facility with a limit of $3,500,000 in August 2009.  At December 31, 2009, a total of $4,250,031, including accrued interest, was outstanding under the $5,000,000 Revolving Line of Credit, dated August 17, 2009. All outstanding principal and accrued interest is due and payable on July1, 2011.

Operating Agreement. In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”). Under this agreement Secunderabad agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility. Working capital advances bear interest at the actual bank borrowing rate of Secunderabad, currently at 15%. During the years ended December 31, 2009 and 2008, the Company paid Secunderabad approximately $59,456 and $0, respectively, in interest for working capital funding. At December 31, 2009 and 2008 the Company had $326,234 and $0 outstanding under this agreement, respectively, and included as current short term borrowings on the balance sheet.

8. Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India as well as  the property housing our cellulosic demonstration facility in Butte. These leases expire at various dates through May 31, 2012. The Company records rent expense on a straight line basis.

Future minimum operating lease payments as of December 31, 2009, are:

Rental Payments
2010	$263,846
2011	260,206
2012	108,419
Total	$632,471

For the year ended December 31, 2009 and 2008, the Company paid rent under operating leases of $229,313 and $276,442, respectively.

In July, 2009, the Company entered into a sublease agreement with Solargen Energy, Inc. for approximately 3,000 square feet of leased space. For the year ended December 31, 2009, the Company invoiced, collected and offset as rent expense $70,698 under this agreement. The future minimum lease payments above exclude collections of rent under this sublease agreement. See Note 16. Related Party Transactions.

On December 1, 2009, the Company entered into a lease for a 55 million gallon nameplate ethanol facility located in Keyes, California for a term of 36 months at a monthly lease payment of $250,000.  Lease term and rental begin upon substantial completion of the repair and retrofit activities, determined by the mutual agreement of the parties.

9. Stockholder’s Equity

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and 65,000,000 shares of preferred stock, $0.001 par value.

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

	Authorized	Shares Issued and Outstanding December 31,
	Shares	2009	2008
Series B preferred stock	7,235,565	3,320,725	3,451,892
Undesignated	57,764,435	—	—
	65,000,000	3,320,725	3,451,892

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

Conversion. Holders of Series B preferred stock have the right, at their option at any time, to convert any shares into common stock. Each share of preferred stock will convert into one share of common stock, at the current conversion rate. The conversion ratio is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like. In addition, at such time as the Registration Statement covering the resale of the shares of common stock is issuable, then all outstanding Series B preferred stock shall be automatically converted into common stock at the then effective conversion rate. For the year ended December 31, 2009, holders of 131,167 shares of Series B preferred stock elected to convert their shares of Series B preferred stock into 131,167 shares of common stock.

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

Common Stock

On October 6, 2008, the Company and TIC cancelled their Strategic Alliance Agreement and TIC agreed to return 4,000,000 shares of the Company’s common stock for a total payment of $500,000 by the Company of which $234,419 was paid to TIC upon the parties’ entry into the agreement and $265,581 was payable on or before December 30, 2008. Upon cancellation of the agreement, TIC returned 1,880,000 shares and will return the remaining 2,120,000 shares upon the receipt of the final payment. In the event the final payment is not received on or before December 30, 2009, interest shall begin to accrue at the annual rate of 18% until paid in full. At December 31, 2009, the Company had not made the payment required under the agreement.

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

A summary of warrant activity for placement warrants for 2009 and 2008 is as follows:
	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2007	1,548,074	$3.00	1,548,074	6.1
Granted	—	—	—
Exercised	(881,487)	3.00	(881,487)
Outstanding, December 31, 2008	666,587	3.00	666,587	3.45
Granted	—	—	—
Exercised	—	—	—
Outstanding, December 31, 2009	666,587	3.00	666,587	2.56

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

Warrants

In May 2008, we issued 250,000 common stock warrants to Third Eye Capital in connection with our sale of a 10% senior secured note. These warrants are immediately exercisable at $0.12 per share.

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

The following is a summary of options granted under the 2007 Stock Plan:

	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance as of December 31, 2007	2,016,000	1,984,000	$3.00
Granted	(1,222,000)	1,222,000	$3.85
Exercised	—	—	—
Forfeited	696,500	(696,500)	—
Balance as of December 31, 2008	1,490,500	2,509,500	$3.24
Authorized	882,410
Granted	(2,884,000)	2,884,000	0.16
Exercised	—	—	—
Forfeited	691,625	(696,500)	3.14
Balance as of December 31, 2009	180,535	4,697,000	1.37

The weighted average remaining contractual term at December 31, 2009 and 2008 is 4.25 and 5.09 years, respectively. The aggregate intrinsic value of the shares outstanding at December 31, 2009 and 2008 is $0. The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price at December 31, 2009 and 2008 of $0.19 and $0.38, respectively, over the options holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of these awards issued during the year ended December 31, 2009 and 2008 is $0.64 and $1.59, respectively.

Included in the table above are 727,000 options issued to consultants in November 2007, June 2008, May 2009 and August 2009. These options had an exercise price of $3.00, $3.70, $0.16 and $0.15, respectively, and generally vest over 3 years. At December 31, 2009 the weighted average remaining contractual term was 3.35 years. At December 31, 2008 the weighted average remaining contractual term was 3.97 years. The Company recorded an expense for the years ended December 31, 2009 and 2008 in the amount of $23,569 and $219,669, respectively, which reflects periodic fair value remeasurement of outstanding consultant options under ASC 505-50-30 (formerly Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments that are issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,”). The valuation using the Black-Scholes-Merton model is based upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in ASC 505-50-30.Options outstanding that have vested or are unvested of December 31, 2009 are as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value1
Vested	3,190,500	$1.60	3.64	$—
Unvested	1,506,500	$0.88	2.82	—
Total	4,697,000	$1.37	3.53	$—
———————
(1)	Based on the $0.19 closing price of AE Biofuels stock on December 31, 2009, as reported on the Over the Counter Bulletin Board, options had no aggregate intrinsic value.

Non-Plan Stock Options

In 2006, the Company issued 290,000 stock options to employees outside of any stock option plan. None of the options were exercised and all have been forfeited as of December 31, 2008.

Valuation and Expense Information

The weighted-average fair value calculations for options granted within the period are based on the following weighted average assumptions:

	Fiscal Year Ended December 31,
	2009	2008
Risk-free interest rate	2.58%	3.66%
Expected volatility	58.88%	57.77%
Expected life (years)	5.00	3.96
Weighted average fair value per share of common stock	$0.08	$1.77

The Company incurred non-cash stock compensation expense of $717,718 and  $1,956,524 in fiscal 2009 and 2008, respectively, for options granted to our general & administrative employee and consultants. The Company's total compensation expenses for the year ended December 31, 2008 include $25,000 in connection with our acquisition of Biofuels Marketing, Inc. Of the non-cash stock compensation expense for the year ended December 31, 2008, $800,000 was incurred as a result of the accelerated vesting of restricted stock in connection with the termination of one of our officers, which is treated for accounting purposes as a new award and revalued at the market value of the stock on the day of termination, and $150,000 was attributable to stock granted to an officer pursuant to the acquisition of Biofuels Marketing, Inc. discussed in Note 12 – Acquisitions, Divestitures and Joint Ventures below. Therefore all stock option expense was classified as general and administrative expense.

As of December 31, 2009, and 2008, we held $469,162 and $1,814,128,, respectively, of total unrecognized compensation expenses under ASC Section 715-20-50 , net of estimated forfeitures, related to stock options that the Company will amortize over the next four fiscal years.

In January 2006, the Company issued certain employees 4,400,000 shares of common stock at $0.0025 per share in the form of restricted stock awards in connection with employment agreements under restricted unit purchase agreements. These shares were issued as an incentive to retain key employees and officers and will vest over 3 years.

The following table summarizes the Company’s repurchase rights under these agreements:

	Number of Shares	Weighted Average Grant Date Fair Value
Repurchasable shares as of January 1, 2008	1,100,000	0.0025
Vested	(750,000)	(0.0025)
Forfeited	(100,000)	(0.0025)
Repurchasable shares as of December 31, 2008	250,000	$0.0025
Vested	(250,000)	(0.0025)
Repurchasable shares as of December 31, 2009	-	$-

12. Acquisitions, Divestitures and Joint Ventures

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

Technology Company Formation. On February 28, 2007, we acquired a 51% interest in Energy Enzymes, Inc. We have the right to acquire the remaining 49% for 1,000,000 shares of our common stock upon the fulfillment of certain performance milestones. The performance milestones had not been met as of December 31, 2009. In accordance with ASC Section 810-10-65, we attributed net loss to Energy Enzymes, Inc. beginning at the date of adoption of ASC Section 810-10-65 in our consolidated statement of operations and recorded the minority interest to non-controlling interest in the stockholders equity section of our balance sheet. The equity attributable to the Company and to the non-controlling interest in Energy Enzymes, Inc. for the years ended December 31, 2009 and 2008 are as follows:

	2009			2008
	Parent	Noncontrolling Interest	Consolidated	Parent	Noncontrolling Interest	Consolidated
December 31, Accumulated deficit	$(1,426,633)	$––	$(1,426,633)	$(257,760)	$––	$(257,760)
Attributable net loss	(377,166)	(362,375)	(739,540)	(1,168,873)	––	(1,168,873)
December 31, Accumulated deficit	$(1,803,799)	$(362,375)	$(2,166,174)	$(1,426,633)	$––	$(1,426,633)

Operating Agreement. In November 2008, we entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”). Under this agreement Secunderabad agreed to provide us with plant operational expertise on an as-needed basis and working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility. Working capital advances bear interest at the actual bank borrowing rate of Secunderabad. In return, we agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit. In the event that our biodiesel facility operates at a loss, Secunderabad owes the Company 30% of the losses. The agreement can be terminated by either party at any time without penalty. During the years ended December 31, 2009 and 2008, the Company paid Secunderabad approximately $186,351 and $0, respectively, under the agreement and approximately $73,797 and $0, respectively, in interest for working capital funding. At December 31, 2009 and 2008 the Company had $326,234 and $0 outstanding under this agreement, respectively, and included as current short term borrowings on the balance sheet.

On January 23, 2008, International Biofuels, Ltd agreed to end the joint venture with Acalmar Oils and Fats, Ltd. including termination of Acalmar’s right to own or receive any ownership interest in the joint venture. The total cancellation price payable by International Biofuels was $900,000 and is classified in our Statement of Operations as a shareholder agreement cancellation payment. For the year ended December 31, 2008, $300,000 was paid to Acalmar by the Company, reducing the remaining balance due to Acalmar to $600,000 at December 31, 2008.  The balance remained at $600,000 at December 31, 2009.

13. Commitments

The Company contracted with Desmet Ballestra India Pvt. Ltd. to build a glycerin refinery and pre-treatment plant at our existing biodiesel plant in Kakinada. At December 31, 2009 and 2008, commitments under construction contracts were outstanding for approximately $60,654 and $57,637, respectively. Commitments under purchase orders and other short term construction contracts were $16,278 at December 31, 2009.

14. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the CODM is the Chief Financial Officer. In the prior year the Company considered itself to operate within a single operating segment. The commencement of operations in India as well as the opening of the demonstration facility in Butte, MT resulted in the Company’s reevaluation of its management structure and reporting around business segments

AE Biofuels recognized three reportable geographic segments: “India”, “North America” and “Other.”

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

Summarized financial information by reportable segment for the years ended December 31, 2009 and 2008, based on the internal management system, is as follows:

Statement of Operations Data	Year Ended December 31,
	2009	2008
Revenues
India	$9,175,346	$815,655
North America	—	—
Other	—	—
Total revenues	$9,175,346	$815,655

Cost of goods sold
India	$9.046,663	2,214,364
North America	—	—
Other	—	—
Total cost of goods sold	$9,046,663	$2,214,364

Gross profit
India	$128,683	$(1,398,709)
North America	—	—
Other	—	—
Total gross profit	$128,683	$(1,398,709)

In 2009 all of our revenues were from sales to external customers in our India segment. During 2009, one customer accounted for approximately 31% of our consolidated 2009 revenue. In 2008 all of our revenues were from sales to external customers in our India segment. Because of our limited sales in 2008, three of our customers accounted for approximately 37%, 20%, and 16%, respectively, of our consolidated 2008 revenue.  No other single customers accounted for more than 10% of our consolidated revenues.

Sales into the European market (Romania) represented 31% and 0% of our sales in 2009 and 2008, respectively. All other sales were made withing the domestic India market.

Balance Sheet Data	Year Ended December 31
	2009	2008
Total Assets
India	$16,224,300	$17,764,708
North America (United States)	3,250,827	5,416,705
Other	91,091	355,286
Total Assets	$19,566,218	$23,536,699

15. Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:

2009	March 31	June 30	September 30	December 31
(In thousands, except per share amounts)
Net sales	$2,503	$994	$4,055	$1,623
Gross profit (loss)	185	(103)	370	(323)
Operating loss	(1,709)	(1,874)	(3,131)	(2,042)
Net income (loss)	$(2,528)	$(2,460)	$(3,785)	$(2,562)
Loss per common share, basic and fully diluted:	$(.03)	$(.03)	$(.04)	$(.03)
2008
(In thousands, except per share amounts)
Net sales	$—	$—	$—	$816
Gross profit (loss)	—	—	(952)	(447)
Operating loss	(2,086)	(4,045)	(3,722)	(2,845)
Net income (loss)	$(5,233)	$(4,273)	$(3,651)	$(2,679)
Loss per common share, basic and fully diluted:	$(.06)	$(.05)	$(.04)	$(.04)

16. Related party transactions

Laird Cagan, a former member of the Company’s board of directors and a significant stockholder, provides us with a $5,000,000 secured revolving line of credit. The secured revolver line of credit was entered into on August 17, 2009 and the initial draw was made to pay off the previous unsecured revolving line of credit.  At December 31, 2009 and 2008, a total of $3,842,992 and $1,950,000, respectively, plus accrued interest of $407,039 and $94,690, respectively, was outstanding under these credit facilities which accrues interest at 10% interest per annum. All outstanding principal and accrued interest under the secured revolving line of credit is due and payable on July 1, 2011.

The Company and Eric A. McAfee, the Company’s Chief Executive Officer and Chairman of the board of directors, are parties to an agreement pursuant to which the Company pays Mr. McAfee a monthly salary of $10,000 per month for services rendered to the Company as its President and CEO. For each of the years ended December 31, 2009, and 2008, the Company paid or accrued Mr. McAfee $120,000, pursuant to this agreement. As of December 31, 2009, the Company owed Mr. McAfee $160,000 under the terms of this agreement.

The Company and CM Consulting are parties to an agreement pursuant to which the Company reimbursed CM Consulting for a minimum of 20 hours per month of time on an aircraft owned by CM Consulting until February 2008. The Company paid an upfront fee of $360,000 starting February 2006 for 24 months of usage. The contract expired in February 2008. The Company expensed $30,000of this rental fee for the year ended December 31, 2008. Eric A. McAfee, a director, officer and significant shareholder of the Company owns 50% of CM Consulting.

The Company and Cagan McAfee Capital Partners are parties to an agreement pursuant to which Cagan McAfee Capital Partners provides administrative and advisory services for a monthly fee of $15,000 plus expense reimbursement to the Company. For the years ended December 31, 2009 and 2008, the Company paid Cagan McAfee Capital Partners $32,606 and $321,547, respectively. Eric A. McAfee, an officer and member of the Company’s board of director and Laird Cagan, a former member of the Company’s board of directors, together own 100% of Cagan McAfee Capital Partners. As of December 31, 2009, the Company owed CMCP $29,866 under the terms of this agreement.

We are billed by McAfee Capital for certain expense reimbursements, principally in connection with services provided by Eric A. McAfee and his administrative personnel.  For the year ended December 31, 2009, we paid McAfee Capital $24,906.  Eric A. McAfee, an officer and member of our board of directors, owns 100% of McAfee Capital.  The Company owes McAfee Capital $24,906 under the terms of this agreement.

In July, 2009, we entered into a sublease agreement with Solargen Energy, Inc. for approximately 3,000 square feed of leased space.  Eric McAfee is also a member of the Board of Directors and a significant shareholder of Solargen, Energy, Inc.  Michael Peterson, a member of our Board of Directors is also the Chief Executive Officer of Solargen, Energy, Inc.  For the year ended December 31, 2009, we invoiced, collected and offset as rent expense $70,698   under this agreement.  The future minimum lease payments above exclude collections of rents under this sublease agreement.  See Note 8 Operating Leases.

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

Components of tax expense consist of the following:

	Year Ended December 31,
	2009	2008
Current:
Federal	$—	$4,738
State and local	—	4,008
Foreign	—	6,330
		15,076

Deferred:	—	—
Federal	—	—
State and local	—	—
Foreign	—	—
Income tax expense	$—	$15,076

U.S. loss and foreign loss before income taxes are as follows:

	Year Ended December 31,
	2009	2008
United States	$(8,776,324)	$(12,526,682)
Foreign	(2,559,128)	(3,294,187)
Income before income taxes	$(11,335,452)	$(15,820,869)

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate (34%) to income before income taxes as a result of the following:

	Year Ended December 31,
	2009	2008
Income tax expense at the federal statutory rate	$(3,670,892)	$(5,379,095)
Increase (decrease) resulting from:
State tax	(427,551)	(626,506)
Stock-based compensation	272,446	704,066
Foreign loss (income)	766,950	1,250,473
Registration rights	—	686,221
Joint venture termination fee	—	341,640
Other	1,138	57,146
Valuation allowance	3,057,909	2,981,131
Income tax expense	$—	$15,076

Effective tax rate	(0.00)%	(0.10)%

The components of the net deferred tax asset or (liability) are as follows:
	December 31,
	2009	2008
Deferred tax assets (liabilities):
Organization and start-up costs	$8,106,179	$7,351,996
Stock-based compensation	738,496	738,496
Property, plant and equipment	(141,710)	(933,688)
Net operating loss carryforward	1,920,009	446,101
Other, net	57,786	112,924
Total deferred tax assets (liabilities)	10,680,760	7,715,829
Less valuation allowance	$(10,680,760)	(7,715,829)
Deferred tax assets (liabilities)	—	—

Based on our evaluation of current and anticipated future taxable income, we believe it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets.

We do not provide for U.S. income taxes for any undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.  At December 31, 2009 and 2008, these undistributed earnings (losses) totaled approximately ($4,441,753), and ($2,696,187), respectively. If any earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, we do not believe a material net unrecognized U.S. deferred tax liability exists.

We recognize the tax benefits from uncertain tax positions in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. We do not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2009, our uncertain tax positions were not significant.

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

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2009:

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

As of December 31, 2009, the Company had federal net operating loss carryforwards of $4,970,466 and state net operating loss carryforwards of $5,809,399. The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2029. The state net operating loss carryforwards expire on various dates between 2014 through 2030. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests.

18. Contingent Liabilities

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

On June 2, 2008 the case was transferred to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada.  On February 17, 2009, a jury trial commenced on the sole issue of whether Cordillera timely delivered its notice of Dissenters’ Rights to the Company. On February 17, 2009, the jury delivered its verdict in favor of Cordillera. The remaining issue in the lawsuit concerned the fair market value of the shares of stock held by Cordillera. On or about October 7, 2009, the Court entered a judgment awarding damages to Cordillera for the fair market value of the shares of stock.  On October 19, 2009, the Company filed a Notice of Appeal of the judgment.  This appeal is still pending.  The amount of the judgement was accrued at December 31, 2009. See Note 9 – Stockholders Equity.

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

Our Level 1 financial asset reflect fair value of cash held in commercial bank accounts with short term maturities. Our Level 2 financial assets reflect fair value of cash, carrying a withdraw restriction, held in commercial bank accounts. We consider the statement we receive from the bank as a quoted price for cash and measure the fair value of these assets using the bank statement.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2009, are as follows:

Fair Value Measurement - Recurring Basis

		Fair Value Measurements
	Carrying Amount at December 31, 2009	Level 1	Level 2	Level 3
Assets
Cash and time deposits	$52,178	$52,178	$––	$––
Other assets - restricted cash	10,744	––	10,744	––
Total	$62,922	$52,178	$10,744	––

Fair Value Measurement - Nonrecurring Basis

The Company performs impairment tests under the guidance of ASC 360-10, Property, Plant, and Equipment, whenever there are indicators of impairment. The Company would recognize an impairment loss only if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and would measure an impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flows projections. The Company estimated the fair value of its idle land holdings in Illinois and Nebraska by using available market prices based on recent market appraisals (level 2 inputs).

During the year ended December 31, 2009, certain long lived assets consisting of idle landholdings in Illinois and Nebraska were written down to their fair value of $2,885,000, resulting in an asset impairment charge of $2,086,350.

		Fair Value Measurements
	Carrying Amount at December 31, 2009	Level 1	Level 2	Level 3
Assets
Landholdings in Illinois and Nebraska	$2,885,000	$––	$2,885,000	$––

20. Subsequent Events

On January 30, 2010, our wholly owned entity, AE Advanced Fuels Keyes raised $1,600,000 through a non-interest bearing, unsecured promissory note from Laird Cagan with repayment in whole or in part at any time at our option. As a form of consideration for the promissory note, we will issue Mr. Cagan 600,000 shares of our common stock.  The receipt of the funding satisfied the financing provision of the project agreement and has allowed us to take possession of the Keyes plant, subject to the owner remitting $500,000 to the project company.  We received $500,000 into AE Advanced Fuels Keyes, Inc. on March 15, 2010.

Revolving line of credit – related party. During January, February and March, 2010, the Company borrowed an additional $500,000 under the $5,000,000 revolving line of credit facility provided by Laird Cagan, a former director and significant shareholder. See Notes 7 and 16 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Title	Date
/s/ ERIC A. MCAFEE	Chairman/Chief Executive Officer	March 10, 2010
Eric A. McAfee	(Principal Executive Officer and Director)

/s/TODD WALTZ	Chief Financial Officer	March 15, 2010
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ MICHAEL PETERSON	Director	March 12, 2010
Michael Peterson

/s/ HAROLD SORGENTI	Director	March 10, 2010
Harold Sorgenti

/s/ JOHN R. BLOCK	Director	March 10, 2010
John R. Block

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit No.	Description	Form		File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amended and Restated Agreement and Plan of Merger By and Among Marwich II, Ltd., a Colorado corporation, Marwich II Ltd., a Nevada corporation, AE Biofuels, Inc., a Nevada corporation and wholly-owned subsidiary of Marwich II Nevada, and American Ethanol, Inc., a Nevada corporation dated as of July 19, 2007	8-K		000-51354	2.1	July 20, 2007
2.2	Agreement and Plan of Merger by and between Marwich II, Ltd., a Colorado corporation, and Marwich II, Ltd., a Nevada corporation dated July 19, 2007	8-K		000-51354	2.2	July 20, 2007
2.3
Articles of Merger between Marwich II, Ltd., a Colorado corporation as the merging entity and Marwich II, Ltd., a Nevada corporation as the surviving entity filed with the Nevada Secretary of State on December 6, 2007
							X
2.4
Articles of Merger between AE Biofuels, Inc., a wholly-owned subsidiary of Marwich II, Ltd. , as the merging entity and American Ethanol, Inc., a Nevada corporation as the surviving entity filed with the Nevada Secretary of State on December 7, 2007
							X
3.1	Articles of Incorporation of Marwich II, Ltd., a Nevada corporation (renamed AE Biofuels, Inc.) filed with the Nevada Secretary of State on October 24, 2006	10-Q		000-51354	3.1	Nov. 14, 2008
3.2	Certificate of Amendment to Articles of Incorporation of Marwich II, Ltd., a Nevada corporation (renamed AE Biofuels, Inc.) filed with the Nevada Secretary of State on October 11, 2007	10-Q		000-51354	3.1.1	Nov. 14, 2008
3.3	Certificate of Designation of Series B Preferred Stock filed with the Nevada Secretary of State on December 6, 2007	8-K		000-51354	3.2	Dec. 13, 2007
3.4	Certificate of Amendment to Articles of Incorporation to change the name of the Company to AE Biofuels, Inc. filed with the Nevada Secretary of State on December 7, 2007	8-K		000-51354	3.3	Dec. 13, 2007
3.5	Bylaws	8-K		000-51354	3.4	Dec. 13, 2007
4.1	Specimen Common Stock Certificate	8-K		000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K		000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K		000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K		000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14	A	000-51354		April 15, 2008
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14	A	000-51354		April 15, 2008
10.3	Amended and Restated Registration Rights Agreement, dated February 28, 2007	8-K		000-51354	10.3	Dec. 13, 2007
10.4	Executive Chairman Agreement, dated January 30, 2006 with Eric A. McAfee	8-K		000-51354	10.4	Dec. 13, 2007
10.7	Executive Employment Agreement, dated May 22, 2007 with Andrew Foster	8-K		000-51354	10.7	Dec. 13, 2007
10.10	Executive Employment Agreement, dated June 17, 2008 with Scott A. Janssen	10-K		000-51354	10.10	May 20, 2009

10.11	Executive Employment Agreement, dated September 1, 2007 with Sanjeev Gupta	10-K	000-51354	10.11	May 20, 2009
10.12	Agreement of Loan for Overall Limit	10-Q	000-51354	10.12	August 14, 2008
10.13	Deed of Guarantee for Overall Limit	10-Q	000-51354	10.13	August 14, 2008
10.14	$5 million Note and Warrant Purchase Agreement dated May 16, 2008 among Third Eye Capital Corporation, as Agent; the Purchasers; and AE Biofuels, Inc., including the form of Note	8-K	000-51354	10.1	May 21, 2008
10.16	Revolving Line of Credit Agreement between International Biodiesel, Inc., a wholly owned subsidiary of AE Biofuels, Inc. and Laird Q. Cagan					X
10.17	Project Agreement entered into 1st day of December 2009, by and among Cilion, Inc., a Delaware corporation, AE Biofuels, Inc., a Nevada corporation, AE Advanced Fuels, Inc., a Delaware corporation and AE Advanced Fuels Keyes, Inc., a Delaware corporation.	8-K	000-51354	10.1	Dec. 2, 2009
10.18	Lease Agreement for Keyes, California Ethanol Production Facility entered into 1st day of December, 2009, by and between Cilion, Inc., a Delaware corporation, AE Advanced Fuels Keyes, Inc., a Delaware corporation and AE Advanced Fuels, Inc., a Delaware corporation, each of which are wholly-owned subsidiaries of AE Biofuels, Inc., a Nevada corporation.	8-K	000-51354	10.2	Dec. 2, 2009
10.19	Amendment No. 4 and Limited Waiver to Note and Warrant Purchase Agreement dated December 10, 2009, between AE Biofuels, Inc. and Third Eye Capital Corporation	8-K	000-51354	10.1	Dec. 22, 2009
10.20	Assignment of Proceeds Agreement dated as of December 10, 2009, between AE Biofuels, Inc. and Third Eye Capital Corporation	8-K	000-51354	10.2	Dec. 22, 2009
10.21	Guaranty Agreement dated as of December 10, 2009, between AE Advanced Fuels Keyes, Inc. and Third Eye Capital Corporation	8-K	000-51354	10.3	Dec. 22, 2009
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
21.1	Subsidiaries of the Registrant		000-51354			X
24.1	Power of Attorney (see signature page)		000-51354			X
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer		000-51354			X
31.2
Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
			000-51354			X
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		000-51354			X
32.2
Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
			000-51354			X