Form 10-Q
period 2010-03-31
AE Biofuels, Inc.
filed 2010-05-17
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 00-51354

AE BIOFUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1407544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20400 Stevens Creek Blvd., Suite 700
Cupertino, CA 95014
 (Address of Principal Executive Offices, including zip code)

(408) 213-0940
 (Registrant’s telephone number, including area code)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).   Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of shares outstanding of the registrant’s Common Stock on May 13, 2010 was 86,837,032.

AE BIOFUELS, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2010

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”), specifically our most recent Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to AE Biofuels, Inc.

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS.

AE BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$332,049	$52,178
Accounts receivable	177,372	32,032
Inventories	940,252	593,461
Prepaid expenses	48,740	21,660
Other current assets	448,416	369,668
Total current assets	1,946,829	1,068,999

Property, plant and equipment, net	18,793,523	18,447,875
Other assets	34,232	49,344
Total assets	$20,774,584	$19,566,218

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$3,937,740	$3,137,480
Short term borrowings, net of discount	6,974,801	6,409,950
Mandatorily redeemable Series B Preferred stock	1,750,002	1,750,002
Other current liabilities	3,706,124	3,316,931
Current portion of long term debt	4,714,195	4,391,512
Total current liabilities	21,082,862	19,005,875

Long term debt (related party)	4,864,429	4,250,031

Commitments and contingencies (Notes 2,4,7,8,13,15 and 17 )
Stockholders' deficit:
AE Biofuels, Inc. stockholders' deficit
Series B Preferred Stock - $.001 par value - 7,235,565 authorized; 3,265,225 and 3,320,725 shares issued and outstanding, respectively (aggregate liquidation preference of $9,795,675 and $9,962,175, respectively)	3,265	3,321
Common Stock - $.001 par value 400,000,000 authorized; 86,237,032 and 86,181,532 shares issued and outstanding, respectively	86,237	86,181
Additional paid-in capital	36,864,496	36,763,984
Accumulated deficit	(40,744,928)	(38,804,417)
Accumulated other comprehensive income	(948,582)	(1,376,382)
Total AE Biofuels, Inc. stockholders' deficit	(4,739,512)	(3,327,313)
Noncontrolling interest	(433,195)	(362,375)
Total stockholders' deficit	(5,172,707)	(3,689,688)

Total liabilities and stockholders' deficit	$20,774,584	$19,566,218

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2010	2009

Sales	$2,236,838	$2,503,491

Cost of goods sold	2,209,593	2,317,953

Gross profit	27,245	185,538

Research and development	144,530	191,614
Selling, general and administrative expenses	1,009,982	1,703,209

Operating loss	(1,127,267)	(1,709,285)

Other income / (expense)
Interest income	180	6,872
Interest expense	(909,018)	(841,804)
Other income, net of expenses	27,974	15,749

Loss before income taxes	(2,008,131)	(2,528,468)

Income taxes	(3,200)	-

Net loss	(2,011,331)	(2,528,468)
Less: Net loss attributable to the noncontrolling interest	(70,820)	(119,705)
Net loss attributable to AE Biofuels, Inc.	$(1,940,511)	$(2,408,763)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	427,800	(674,917)
Comprehensive loss, net of tax	(1,583,531)	(3,203,385)
Comprehensive loss attributable to the noncontrolling interest	-	-
Comprehensive loss attributable to AE Biofuels, Inc.	$(1,583,531)	$(3,203,385)

Loss per common share attributable to AE Biofuels, Inc.
Basic and dilutive	$(0.02)	$(0.03)
Weighted average shares outstanding
Basic and dilutive	86,182,754	84,641,642

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2010	2009
Operating activities:
Net loss	$(2,011,331)	$(2,528,468)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	100,512	167,987
Expired land options	-	40,000
Amortization and depreciation	140,761	202,756
Inventory provision	44,310	65,701
Amortization of debt discount	278,772	330,625
Changes in assets and liabilities:
Accounts receivable	(141,638)	-
Inventory	(363,571)	402,257
Prepaid expenses	(26,701)	83,705
Other current assets and other assets	(50,034)	235,873
Accounts payable	767,555	231,784
Accrued interest expense	398,429	-
Other liabilities	60,865	417,586
Income taxes payable	-	-
Net cash used in operating activities	(802,071)	(350,194)

Investing activities:
Purchase of property, plant and equipment, net	(12,043)	48,152
Net cash provided by (used in) investing activities	(12,043)	48,152

Financing activities:
Proceeds from borrowings under related party credit arrangements	2,100,000	191,000
Payments of borrowings under related party credit arrangements	(1,600,000)	-
Proceeds under working capital facility	1,196,528	-
Payments under working capital facility	(1,089,343)	-
Advances under lease agreement	500,000	-
Net cash provided by financing activities	1,107,185	191,000
Effect of exchange rate changes on cash and cash equivalents	(13,200)	(158,036)
Net cash increase (decrease) for period	279,871	(269,078)
Cash and cash equivalents at beginning of period	52,178	377,905
Cash and cash equivalents at end of period	$332,049	$108,827

Supplemental disclosures of cash flow information, cash paid:

Interest	7,943	124,630
Income taxes, net of refunds	3,200	-

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities.  These consolidated financial statements include the accounts of AE Biofuels, Inc., a Nevada corporation, and its wholly owned subsidiaries: (i) American Ethanol, Inc., a Nevada corporation and its subsidiaries; Sutton Ethanol, LLC, a Nebraska limited liability company, Illinois Valley Ethanol, LLC, an Illinois limited liability company; Danville Ethanol, Inc., an Illinois corporation; AE Biofuels, Inc., a Delaware corporation and its subsidiary AE Renova, LLC, a Delaware limited liability company; (ii) Biofuels Marketing, a Delaware corporation; (iii) International Biodiesel, Inc., a Nevada corporation and its subsidiaries AE International Biofuels, Ltd., a British Virgin Islands company, AE DAABON, Ltd., a British Virgin Islands company, International Biofuels, Ltd, a Mauritius corporation and its subsidiary Universal Biofuels Private Ltd, an India company; (iv) AE Biofuels Americas, a Delaware corporation; (v) AE Biofuels Technologies, Inc., a Delaware corporation and its majority-owned subsidiary Energy Enzymes LLC, a Delaware limited liability company; (vi) AE Advanced Fuels, Inc., a Delaware corporation; and (vii) AE Advanced Fuels Keyes, Inc., a Delaware corporation (collectively, “AE Biofuels” or the “Company”).

We are an international biofuels company focused on the development, acquisition, construction and operation of next-generation fuel grade ethanol and biodiesel facilities, and the distribution, storage, and marketing of biofuels.  We began selling fuel grade biodiesel from our production facility in Kakinada in November 2008.  We opened and began operating a cellulosic ethanol commercial demonstration facility in Butte, Montana in August 2008.  In March 2010, we took possession, through project and lease agreements, of a 55 MGPY fuel grade ethanol facility in Keyes, California.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of AE Biofuels, Inc. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets as of March 31, 2010, the consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited. The consolidated balance sheet as of December 31, 2009 was derived from the 2009 audited consolidated financial statements and notes thereto. The consolidated financial statements in this report should be read in conjunction with the 2009 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The accompanying unaudited interim consolidated financial statements as of March 31, 2010 and 2009 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared on the same basis as the audited consolidated statements as of December 31, 2009 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications.  Certain prior period amounts were reclassified to conform to current period presentation.  These reclassifications had no impact on previously reported net loss or accumulated deficit.

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

General and Administrative.  General and administrative expenses include those costs associated with the general operations of our business such as compensation, rent, consultants, and travel related to executive, legal and financial functions.

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

Income Taxes.  We recognize income taxes in accordance with ASC 740 (formerly SFAS No.  109, “Accounting for Income Taxes”), using an asset and liability approach.  This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  The measurement of current and deferred taxes is based on provisions of enacted tax law.

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

We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate.  The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations.  The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires us to make certain estimates and judgments.  Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long - Lived Assets.  We evaluate the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 (formerly SFAS No.  144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the present value of estimated future cash flows.

With respect to our biodiesel facility in India, which comprises approximately 75% of the carrying value of total assets, we develop various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset.   The determination of estimated future cash flows is highly uncertain in the current economic environment.   Further, as our biodiesel facility in India has been in operation for less than 18 months and to date has operated at about 10% of its production capacity, we believe our assumptions regarding future cash flows and in turn the carrying value of its biodiesel facility represent a significant estimate in the preparation of our consolidated financial statements.  The revenues and gross profit generated at our biodiesel facility in the first quarter ended March 31, 2010 was less than the revenue and gross profit generated in the first quarter ended March 31, 2009 (prior year).  Our 2010 internal forecast calls for revenues and gross profit to increase significantly during the year as we seek to execute on our business plan.  If we are unable to successfully execute on our business plan by increasing our revenue and gross profit in 2010, we will need to revise downward our assumptions regarding the estimated future cash flows expected to be generated from this facility and such revisions could have a material effect on our assessment of the recoverability of this asset.  It is at least reasonably possible that changes to the assumptions regarding the estimated future cash flows expected to be generated from this facility will result in an impairment charge (write down) of the carrying value of the biodiesel facility and such impairment charge could be material to our financial statements.

Basic and Diluted Net Loss per Share.  Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase.  Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive.  Basic loss per share includes the vested portion of restricted stock grants.  The unvested restricted stock grants are included only in the fully diluted net loss per share calculation.  As we incurred net losses for the three months ended March 31, 2010 and 2009, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2010, and 2009:

	For the three months ended
	March 31, 2010	March 31, 2009
Series B preferred stock	3,319,503	3,361,829
Series B warrants	443,853	443,853
Common stock options and warrants	5,179,609	2,563,317
Unvested restricted stock	—	33,333
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	8,942,965	6,402,332

Comprehensive Income.  ASC 220 (formerly SFAS No.  130, "Reporting Comprehensive Income"), requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources.  Our other comprehensive income consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiaries.  The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Fair Value of Financial Instruments.  Our financial instruments include cash and cash equivalents, mandatorily redeemable series B preferred stock, short and long-term debt and long term debt (related party).   Cash and cash equivalents are carried at fair value as discussed in Note 18.  The carrying value of our short-term debt approximates fair value due to the short-term maturity of this instrument, which absent an amendment to the existing loan agreement, matures  in June 2010.  Our long-term debt carrying value approximates fair value based upon the borrowing rates currently available to the Company for bank loans in India with similar terms and maturities.  We are unable to estimate the fair value of the long term debt (related party) due to the lack of comparable available credit facilities.

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

•
Expected Term — The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding.  We applied the “Simplified Method” as defined in the SEC’s Staff Accounting Bulletin No.  107 and 110.

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

Commitments and Contingencies.  The Company records and/or discloses commitments and contingencies in accordance with ASC 450, “Contingencies” (ASC 450).  ASC 450 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.  As of March 31, 2010, the Company is not aware of any material commitments or contingencies other than those disclosed in “Note 17.  Contingent Liabilities.”

Recent Accounting Pronouncements.

We  adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No.  157, Fair Value Measurements), with respect to non-financial assets and liabilities effective January 1, 2009.  This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The adoption of ASC 820-10 did not have an impact on our consolidated financial statements.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We  adopted ASC 805 (formerly SFAS No.  141(R), “Business Combinations”) for business combinations.  This topic changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition.  We also adopted ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.  51 (formerly SFAS No.  160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No.  51”).  This statement changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests, classified as a component of equity and accounted for at fair value.  ASC 805 and ASC 810-10-65 are effective for the Company’s 2009 financial statements.  Early adoption is prohibited.  The effect the adoption of ASC 805 has had and will have on our financial statements will depend on the nature and size of acquisitions we complete after adoption.  We adopted ASC 810-10-65-1 as of January 1, 2009.  As a result, we reclassified the 49% non-controlling interest in our subsidiary Energy Enzymes, Inc., prospectively.  Had we continued to apply the prior method of accounting for non-controlling interests, losses incurred by this entity would have been fully attributed to us.

We adopted ASC 825-10 (formerly the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No.  28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  ASC 825-10 amends FASB Statement No.  107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  APB 28-1 amends APB Opinion No.  28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  ASC 825-10 is effective for interim periods ending after June 15, 2009.  Adoption of this statement did not have a material effect on our financial statements.  See “Note 18.  Fair Value of Financial Instruments and Related Measurement.”

We adopted ASC 320-10 (formerly Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  ASC 320 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  ASC 320 is effective for interim periods ending after June 15, 2009.  Adoption of this statement did not have a material effect on our financial statements.

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

In October, the FASB issued Accounting Standard Update (“ASU”) 2009-13, Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements, which applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC 605-25 (previously included in EITF Issue no.  00-21, Revenue Arrangements with Multiple Deliverables).  The EITF will be effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We have not fully assessed the impact of this guidance, but at this time believe it will not have an impact on our financial statements.

In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-5”).  This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (Level 1 input of the valuation hierarchy) is not available.  ASU 2009-5 was effective in the fourth quarter of 2009.  This update did not have a material impact on our financial statements or disclosures.

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Ability to Continue as a Going Concern

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced losses and negative cash flow since inception and currently have a working capital deficit and total stockholders’ deficit. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on several factors, including the ability to raise a significant amount of capital for operating expenses, capital expenses, current liabilities and debt service.

We have produced minimal gross profit, have less than one month of operating cash, have incurred losses from inception through March 31, 2010 and have negative working capital (current assets less current liabilities) of $19,136,033. We have raised approximately $31.8 million to date through the sale of preferred stock and approximately $16.5 million, including accrued interest, through debt facilities. An additional $2 million of cash has been generated through the sale of its subsidiary, Wahoo Ethanol, LLC, with an additional $8 million through the dissolution of the Sutton Ethanol Joint venture. We will have to raise significantly more capital and secure a significant amount of debt to complete its business plan and continue as a going concern. We have one biodiesel production facility in operation that began selling biodiesel into the domestic Indian market in November 2008. Although the biodiesel plant provides some cash flow to the Company it will likely be insufficient to allow for the completion of our business plan in fiscal 2010.

Management believes that it will be able to raise additional capital through equity offerings and debt financings. Should we not be able to raise enough capital, the Company may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value and may incur additional impairment related to these assets to generate cash to continue our business plan or possibly discontinue operations. Until such additional capital is raised, we are dependent on financing from a related party. We have also arranged extended terms with its trade creditors. Our goal is to raise additional funds needed to construct and operate next generation ethanol and biodiesel facilities through stock offerings and debt financings. There can be no assurance that additional financing will be available on terms satisfactory to us. The accompanying financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that may result should we be unable to continue as a going concern.

3.  Inventory

Inventory consists of the following:

	March 31, 2010	December 31, 2009
Raw materials	$99,428	$389,442
Work-in-progress	128,176	77,123
Finished goods	712,648	126,896
Total inventory	$940,252	$593,461

For the three months ended March 31, 2010 and 2009, we expensed $44,187 and $65,653, respectively, in connection with the write-down of inventory to reflect market value below cost.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2010	2009
Land	$3,386,395	$3,358,569
Buildings	12,177,525	11,828,545
Furniture and fixtures	100,508	126,718
Machinery and equipment	976,092	924,964
Construction in progress	3,319,441	3,155,001
Total gross property, plant & equipment	19,959,961	19,393,797
Less accumulated depreciation	(1,166,438)	(945,922)
Total net property, plant & equipment	$18,793,523	$18,447,875

For the three months ended March 31, 2010 and 2009, we recorded $190,678 and $169,442, respectively, in depreciation.  No interest was capitalized during the three months ended March 31, 2010 or 2009.

Components of construction in progress include $3,031,847 related to our India biodiesel pretreatment and glycerin facility, and $287,594 related to the development of our Sutton property (held for future development of a next generation cellulosic ethanol facility).  The estimated cost to complete construction of the pretreatment and glycerin facility is $1,000,000.  Commitments for approximately $19,735 under construction contracts, purchase orders and other short term contracts were outstanding at March 31, 2010.

Our property, plant and equipment represent approximately 90% of the carrying value of total assets.  Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.   With respect to our biodiesel facility in India, which comprises approximately 75% of the carrying value of total assets, we develop various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset.  In our estimate we have factored in the increasing demand for biodiesel in Europe and in India based on government regulations requiring the use of renewable fuels by the Government of India and many of the European Union member states.   We have noted the increasing blending obligations in 2010 in some European counties including Bulgaria, France, Germany, Hungary, Poland, Portugal, the Netherlands, Slovakia, Spain, Sweden and the United Kingdom.   We have also made our forecast based on the current prices of fuel and feedstock commodities which currently are forecasted to provide gross production margins; however, our gross margins depend principally on the spread between feedstock and biodiesel prices and this spread has fluctuated significantly in recent months.  The determination of estimated future cash flows is highly uncertain in the current economic environment.   Further, as our biodiesel facility in India has been in operation for less than 18 months and to date has operated at about 10% of its production capacity, we believe our assumptions regarding future cash flows and in turn the carrying value of its biodiesel facility represent a significant estimate in the preparation of our consolidated financial statements.  The revenues and gross profit generated at our biodiesel facility in the first quarter ended March 31, 2010 was less than the revenue and gross profit generated in the first quarter ended March 31, 2009 (prior year).  Our 2010 internal forecast calls for revenues and gross profit to increase significantly during the year as we seek to execute on our business plan.  If we are unable to successfully execute on our business plan by increasing our revenue and gross profit in 2010, we will need to revise downward our assumptions regarding the estimated future cash flows expected to be generated from this facility and such revisions could have a material effect on our assessment of the recoverability of this asset.  It is at least reasonably possible that changes to the assumptions regarding the estimated future cash flows expected to be generated from this facility will result in an impairment charge (write down) of the carrying value of the biodiesel facility and such impairment charge could be material to our financial statements.

In our estimate we have factored in the increasing demand for biodiesel in Europe and in India based on government regulations requiring the use of renewable fuels by the Government of India and many of the European Union member states.   We have noted the increasing blending obligations in 2010 in some European counties including Bulgaria, France, Germany, Hungary, Poland, Portugal, the Netherlands, Slovakia, Spain, Sweden and the United Kingdom.   We have also made our forecast based on the current prices of fuel and feedstock commodities which currently are forecasted to provide gross production margins; however, our gross margins depend principally on the spread between feedstock and biodiesel prices and this spread has fluctuated significantly in recent months.  The impact of changes in our estimates of future cash flows and the related recoverability of the carrying value of our biodiesel facility will likely be material to such consolidated financial statements.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Other Current Assets, Other Assets and Other Current Liabilities

Other current assets and other assets consists of foreign input tax credits, restricted cash, payments for land options for possible future ethanol plants, supplier deposits and other prepayments.

	March 31, 2010	December 31, 2009
Current
Short term deposits	$131,497	$56,221
Foreign input credits	260,921	256,124
Other	55,998	57,323
	$448,416	$369,668
Long Term
Restricted cash	$11,137	$10,744
Deposits	23,095	38,600
	$34,232	$49,344

We acquired options to purchase land in various locations in Nebraska and Illinois.  These options gave us the right to buy specific property for a set price per acre and typically ended in one to two years.  As of December 31, 2008, we had one option to purchase land in Illinois for $934,000.  This option expired in May 2009, and was expensed during the three months ended March 31, 2009 upon management’s determination not to renew the option.  For the three months ended March 31, 2010, and 2009, we expensed options that ended or were released in the amount of $0 and $40,000, respectively.

Foreign input and custom duty credits represent payment of tax to governmental agencies where the Company expects to receive reimbursement upon the filing of returns or the application of these funds to reduce the payment of future taxes.

Other current liabilities consist of accrued:

	March 31, 2010	December 31, 2009
Vacation and wages	$810,384	$655,821
Duty and service tax	670,991	660,571
Termination fee	600,000	600,000
Legal fees	406,695	425,475
Repurchase obligations	329,756	265,581
Accrued costs for issuance of stock	81,000	—
Advances under lease agreement	398,553	—
Other	408,745	709,483
	$3,706,124	$3,316,931

6.  Intangible Assets

Intangible assets consist of purchased customer lists (acquired in 2007 in connection with the acquisition of Biofuels Marketing, Inc. discussed in Note 12 below), which have been amortized over an estimated useful life of 18 months.  The intangible assets have a cost basis of $300,000 and a net carrying amount of $0 at March 31, 2010 and December 31, 2009.  For the three months ended March 31, 2010 and 2009, we recorded amortization of $0 and $33,334, respectively.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.  Debt

Debt consists of the following:

	March 31, 2010	December 31, 2009
Revolving line of credit (related party)	$4,864,429	4,250,031
Note Payable (related party)	—	—
Total long term debt	4,864,429	4,250,031
Senior secured note, including accrued interest of $1,183,463 and $1,017,701 less deferred issuance costs of $305,213 and $583,985	6,528,250	6,083,716
Unsecured working capital loan	446,551	326,234
Current portion of secured term loan	4,714,195	4,391,512
Total current debt	11,688,996	10,801,462
Total debt	$16,553,425	$15,051,493

Senior secured note.  On May 16, 2008, Third Eye Capital ABL Opportunities Fund (“Purchaser”) purchased a 10% senior secured note in the amount of $5 million along with 5 year warrants exercisable for 250,000 shares of common stock at an exercise price of $3.00 per share.  The note is secured by first-lien deeds of trust on real property located in Nebraska and Illinois, by a first priority security interest in equipment located in Montana, and a guarantee of $1 million by McAfee Capital LLC (owned by Eric McAfee and his wife).  Interest on the note accrues on the unpaid principal balance and is payable on the first business day of each quarter beginning on July 1, 2008.  Prior to the note maturing on May 15, 2009, we entered into an amendment and limited waiver (the “Amendment”) with Third Eye Capital Corporation (“Agent”) on behalf of itself and the Purchaser dated March 31, 2009.  The Amendment did not become effective as we were unable to meet the conditions of effectiveness set forth in the Amendment.  Accordingly, the interest rate under this facility has been accrued at the default interest rate, which was 18%, during the period of default.  We have no cross default provisions in this or any other debt agreement.  As a result, our inability to execute the conditions of effectiveness of the effective Amendment did not have any adverse impact on our other debt obligations.

On December 10, 2009, we entered into an amendment to the note with Third Eye Capital Corporation extending the note maturity date until June 30, 2010 and waiving covenant defaults.   The amended note bears interest at 10%.  We evaluated the loan modification under ASC 470-50 and ASC 470-60 and determined that the amendment represented a non-troubled debt modification under ASC 470- 50, in which the original and new debt instrument are not substantially different, accordingly, fees between the debtor and creditor have been reflected as a reduction to the carrying value of the debt and will amortized ratably over the seven month term of the debt.    Fees of $350,000 were incurred to extend the maturity and fees of $300,000 were incurred to waive the financial covenant defaults.  At March 31, 2010 and December 31, 2009, we recorded deferred issuance costs of $305,213 and $583,985, respectively.

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

The principal payment scheduled for June, September and December 2009, and March 2010 were not made and in the event of default of payment of any installment of principal payments, the term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 7, 2009, UBPL received a demand notice from the State Bank of India.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009.  As of March 31, 2010, UBPL was in default on seven months of interest, four principal repayments, asset coverage ratio and debt service coverage ratio.  Additional provisions of default include the bank having the unqualified right to disclose or publish our company name and our directors names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan since the principal payments are in default in June 2009.  As a result we have classified the entire loan amount as current.  We are currently in discussions with the bank with regards to an amendment to the Agreement of Loan for Overall Limit for the modification of terms.

Revolving line of credit – related party.  On August 17, 2009, International Biodiesel, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into a Revolving Line of Credit Agreement with Mr.  Cagan, (the “Lender”), for $5,000,000.  The $5,000,000 Revolving Line of Credit is secured by accounts, investments, intellectual property, securities and other collateral of AE Biofuels, Inc. excluding the collateral securing our obligations under the Note and Warrant Purchase Agreement with Third Eye Capital Corporation and Third Eye Capital ABL Opportunities Fund and the collateral securing our obligations under the Secured Term Loan with the State Bank of India.  The $5,000,000 Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2011, at which time the outstanding advances under the Revolving Line of Credit together with any accrued interest and other unpaid charges or fees will become due.  Upon certain events, one of which is the default on certain other debt facilities, the Lender may declare a default upon 10 days prior written notice.  Upon an event of default, the Lender may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment.  We used the new Revolving Line of Credit Agreement to satisfy the outstanding balance under the unsecured revolving line of credit facility with a limit of $3,500,000 in August 2009.   At March 31, 2010, a total of $4,864,429, including accrued interest, was outstanding under the $5,000,000 Revolving Line of Credit, dated August 17, 2009.  All outstanding principal and accrued interest is due and payable on July 1, 2011.

Note payable. – related party.  On January 30, 2010, AE Advanced Fuels Keyes, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into an Unsecured Promissory Note with Mr. Cagan for $1,600,000 as bridge financing for the repair and retrofit activities at the Keyes plant.  The note bears no interest.  In partial consideration for this loan, we agreed to issue 600,000 shares of common stock to Mr. Cagan.  At our option, this note is payable in whole or part at any time.  During the three months ended March 31, 2010, we borrowed and repaid $1,600,000 under this credit facility.

Operating agreement.  In November 2008, we entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement Secunderabad agreed to provide us with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad, currently at 15%.  During the three months ended March 31, 2010 and 2009, we paid Secunderabad approximately $31,692 and $89,200, respectively, under the agreement and approximately $7,217 and $1,200, respectively, in interest for working capital funding.  At March 31, 2010 and December 31, 2009 we had $446,551 and $326,234 outstanding under this agreement, respectively, and included as current short term borrowings on the balance sheet.

8.  Operating Leases

We, through our subsidiaries, have non-cancelable operating leases for office space in Cupertino and India as well as the property housing our cellulosic demonstration facility in Butte.  These leases expire at various dates through May 31, 2012.  The Company records rent expense on a straight line basis.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum operating lease payments as of March 31, 2010, are:

Rental Payments
2010	$200,051
2011	272,521
2012	115,475
Total	$588,047

For the three months ended March 31, 2010 and 2009, we paid rent under operating leases of $59,381 and $67,562, respectively.

In July, 2009, we entered into a sublease agreement with Solargen Energy, Inc. for approximately 3,000 square feet of leased space.  For the three months ended March 31, 2010, we invoiced, collected and offset as rent expense $21,418 under this agreement.  The future minimum lease payments above exclude collections of rent under this sublease agreement.  See “Note 15.  Related Party Transactions.”

On December 1, 2009, we entered into a  project agreement and lease for a 55 million gallon nameplate ethanol facility located in Keyes, California with a lease term of 36 months at a monthly lease payment of $250,000 (an aggregate of $9,000,000 over the expected lease term).  Under the project agreement, we received a contribution of $500,000 towards certain costs of the project and are required to complete certain repair and retrofit activities prior to commencement of the lease.  We anticipate substantial completion of the repair and retrofit activities on or before July 31, 2010.

We occupy our Butte, MT facility under a month-to-month lease agreement.  See “Note 19. Subsequent Events.”

9.  Stockholder’s Equity

We are authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and 65,000,000 shares of preferred stock, $0.001 par value.

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

		Shares Issued and Outstanding December 31,
	Authorized Shares	2009	2008
Series B preferred stock	7,235,565	3,320,725	3,451,892
Undesignated	57,764,435	—	—
	65,000,000	3,320,725	3,451,892

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Liquidation Preference.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series B preferred stock are entitled to receive, prior and in preference to any payment to the holders of the common stock, $3.00 per share plus all declared but unpaid dividends (if any) on the Series B preferred stock.  If the assets legally available for distribution to the holders of the Series B preferred stock are insufficient to permit the payment to such holders of their full liquidation preference, then our entire assets legally available for distribution are distributed to the holders of the Series B preferred stock in proportion to their liquidation preferences.  After the payment to the holders of the Series B preferred stock of their liquidation preference, our remaining assets legally available for distribution are distributed to the holders of the common stock in proportion to the number of shares of common stock held by them.  A liquidation, dissolution or winding up includes (a) the acquisition of the Company by another entity by means of any transaction or series of related transactions to which the Company is party (including, without limitation, any stock acquisition, reorganization, merger or consolidation but excluding any sale of stock for capital raising purposes) that results in the voting securities of the Company outstanding immediately prior thereto failing to represent immediately after such transaction or series of transactions (either by remaining outstanding or by being converted into voting securities of the surviving entity or the entity that controls such surviving entity) a majority of the total voting power represented by the outstanding voting securities of the Company, such surviving entity or the entity that controls such surviving entity, or (b) a sale, lease or other conveyance of all or substantially all of the assets of the Company.

Conversion.  Holders of Series B preferred stock have the right, at their option at any time, to convert any shares into common stock.  Each share of preferred stock will convert into one share of common stock, at the current conversion rate.  The conversion ratio is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like.  In addition, at such time as the Registration Statement covering the resale of the shares of common stock is issuable, then all outstanding Series B preferred stock shall be automatically converted into common stock at the then effective conversion rate.  For the year ended December 31, 2009, holders of 131,167 shares of Series B preferred stock elected to convert their shares of Series B preferred stock into 131,167 shares of common stock.  During the three months ended March 31, 2010, holders of 55,500 shares of Series B preferred stock elected to convert their shares of Series B preferred stock into 55,500 shares of common stock.

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We were required to make pro rata payments to each eligible stock investor as liquidated damages and not as a penalty, in the amount equal to 0.5% of the aggregate purchase price paid by such investor for the preferred stock for each thirty (30) day period or pro rata for any portion thereof following the date by which or on which such Registration Statement should have been filed or effective, as the case may be.  Payments are in full compensation to the investors, and constitute the investor's exclusive remedy for such events.  The amounts payable as liquidated damages were payable in cash or shares of common stock at the Company’s election.  In lieu of registering the securities, the Company elected to issue shares of its common stock to eligible stockholders in full compensation to such stockholders.   The liquidated damages ceased accruing in December 2008 when the shares became available for trading in compliance with Rule 144.  We elected to pay these liquidated damages through the issuance of 406,656 shares of common stock to the holders of shares of our Series B preferred stock.

In February 2009, in full settlement of the $1,807,748 registration right liability, we issued a total of 406,656 shares of our common stock to eligible shareholders resulting in a reduction of the liability and a corresponding increase in additional paid in capital and common stock.

Mandatorily Redeemable Series B preferred stock.  In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 we reclassified 583,334 shares with an original purchase price of $1,750,002 out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders equity by the same amount to reflect our estimated obligations with respect to this matter.  See “Note 17. Contingent Liabilities.”

Common Stock

On October 6, 2008, the Company and TIC cancelled their Strategic Alliance Agreement and TIC agreed to return 4,000,000 shares of our common stock for a total payment of $500,000 of which $234,419 was paid to TIC upon the parties’ entry into the agreement and $265,581 was payable on or before December 30, 2008.  Upon cancellation of the agreement, TIC returned 1,880,000 shares and will return the remaining 2,120,000 shares upon the receipt of the final payment.  In the event the final payment is not received on or before December 30, 2009, interest shall begin to accrue at the annual rate of 18% until paid in full.  At March 31, 2010, the Company had not made the payment required under the agreement.

10.  Private Placement of Preferred Stock and Warrants

In connection with the sale of our Series A and B preferred stock, we issued to our placement agent warrants to purchase a number of shares of our Common Stock representing up to 8% of the shares of Series A and Series B preferred stock sold.  The warrants are exercisable for a period of seven years from the date of issuance, have a net exercise provision and are transferable.  The shares of our common stock issuable upon exercise of the warrants must be included in any Registration Statement filed by us with the Securities and Exchange Commission.  Further, subject to certain conditions, we have indemnified the placement agents and affiliated broker-dealers against certain civil liabilities, including liabilities under the Securities Act.

A summary of warrant activity for placement warrants for the three months ended March 31, 2010 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2009	666,587	$3.00	666,587	2.56
Granted	—	—	—
Exercised	—	—	—
Outstanding, March 31, 2010	666,587	3.00	666,587	2.31

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

The following is a summary of options granted under the 2007 Stock Plan:

	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance as of December 31, 2008	1,490,500	2,509,500	$3.24
Authorized	882,410
Granted	(2,884,000)	2,884,000	0.16
Exercised	—	—	—
Forfeited	696,500	(696,500)	3.14
Balance as of December 31, 2009	185,410	4,697,000	1.37
Authorized	908,734
Granted	(1,290,000)	1,290,000	0.21
Exercised	—	—	—
Forfeited	200,000	(200,000)	2.82
Balance as of March 31, 2010	4,144	5,787,000	1.11

The weighted average remaining contractual term at March 31, 2010 was 4.22 years.  The aggregate intrinsic value of the shares outstanding at March 31, 2010 is $0.  The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price at March 31, 2010 of $0.19, over the options holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date.  The weighted average grant date fair value of these awards issued during the three months ended March 31, 2010 is $0.08.

Included in the table above are 857,000 options issued to consultants in November 2007, June 2008, May 2009, August 2009 and March 2010.  These options had an exercise price of $3.00, $3.70, $0.16,  $0.15, and $0.21, respectively, and generally vest over 3 years.  At December 31, 2009 the weighted average remaining contractual term was 3.18 years.  We recorded an expense for the three months ended March 31, 2010 and 2009 in the amount of $11,455 and $27, respectively, which reflects periodic fair value remeasurement of outstanding consultant options under ASC 505-50-30 (formerly Emerging Issues Task Force, or EITF, No.  96-18, “Accounting for Equity Instruments that are issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,”).  The valuation using the Black-Scholes-Merton model is based upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options).  We record the expense related to consultant options using the accelerated expense pattern prescribed in ASC 505-50-30.  Options outstanding that have vested or are unvested of March 31, 2010 are as follows:

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value1
Vested	3,649,625	$1.21	2.03	$—
Unvested	2,137,375	$0.54	2.17	—
Total	5,787,000	$1.75	2.10	$—
———————
(1)       Based on the $0.19 closing price of AE Biofuels stock on March 31, 2010, as reported on the Over-the-Counter Bulletin Board, options had no aggregate intrinsic value.

Valuation and Expense Information

The Company incurred non-cash stock compensation expense of $100,512 and $167,987 during the three months ended March 31, 2010 and 2009, respectively, for options granted to our general and administrative employees and consultants.  All stock option expense was classified as general and administrative expense.

As of March 31, 2010 and 2009, we held $366,190 and $758,198, respectively, of total unrecognized compensation expenses under ASC Section 715-20-50, net of estimated forfeitures, related to stock options that the Company will amortize over the next four fiscal years.

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

Technology Company Formation.  On February 28, 2007, we acquired a 51% interest in Energy Enzymes, Inc.  We have the right to acquire the remaining 49% for 1,000,000 shares of our common stock upon the fulfillment of certain performance milestones or at our option to waive certain performance milestones.  The performance milestones had not been met as of March 31, 2010.  In accordance with ASC Section 810-10-65, we attributed net loss to Energy Enzymes, Inc. beginning at the date of adoption of ASC Section 810-10-65 in our consolidated statement of operations and recorded the minority interest to non-controlling interest in the stockholders equity section of our balance sheet.  The equity attributable to the Company and to the non-controlling interest in Energy Enzymes, Inc. for the three months ended March 31, 2010 and 2009 are as follows:

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the three months ended March 31, 2010			For the three months ended March 31, 2009
	Parent	Noncontrolling Interest	Consolidated	Parent	Noncontrolling Interest	Consolidated
December 31, Accumulated deficit	$(1,803,799)	$(362,375)	$(2,166,174)	$(1,426,633)	$––	$(1,426,633)
Attributable net loss	(73,710)	(70,820)	(144,530)	(124,590)	(119,705)	(244,295)
March 31, Accumulated deficit	$(1,877,509)	$(433,195)	$(2,310,704)	$(1,551,223)	$(119,705)	$(1,670,928)

Operating Agreement.  In November 2008, we entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement Secunderabad agreed to provide us with plant operational expertise on an as-needed basis and working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad.  In return, we agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit.  In the event that our biodiesel facility operates at a loss, Secunderabad owes us 30% of the losses.  The agreement can be terminated by either party at any time without penalty.  During the three months ended March 31, 2010 and 2009, we paid Secunderabad approximately $31,692 and $89,200, respectively, under the agreement and approximately $7,217 and $1,200, respectively, in interest for working capital funding.  At March 31, 2010 and December 31, 2009 we had $446,551 and $326,234 outstanding under this agreement, respectively, and included as current short term borrowings on the balance sheet.

On January 23, 2008, International Biofuels, Ltd. agreed to end the joint venture with Acalmar Oils and Fats, Ltd.  including termination of Acalmar’s right to own or receive any ownership interest in the joint venture.  The total cancellation price payable by International Biofuels was $900,000 and is classified in our Statement of Operations as a shareholder agreement cancellation payment.  For the year ended December 31, 2008, $300,000 was paid to Acalmar by the Company, reducing the remaining balance due to Acalmar to $600,000 at December 31, 2008.   The balance remained at $600,000 as of March 31, 2009.

13.  Commitments

We contracted with Desmet Ballestra India Pvt.  Ltd.  to build a glycerin refinery and pre-treatment plant at our existing biodiesel plant in Kakinada.  At March 31, 2010 and December 31, 2009, commitments under construction contracts were outstanding for approximately $60,871 and $60,654, respectively.  Commitments under purchase orders and other short term construction contracts were $19,735 at March 31, 2010.

14.  Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance.  Currently, the CODM is the Chief Financial Officer.  In the prior year the Company considered itself to operate within a single operating segment.  The commencement of operations in India as well as the opening of the demonstration facility in Butte, MT resulted in the Company’s reevaluation of its management structure and reporting around business segments

AE Biofuels recognized three reportable segments: “India”, “North America” and “Other.”

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The “North America” operating segment includes our leased plant in Keyes, CA, our cellulosic ethanol commercial demonstration facility in Butte, MT, and our land held for future ethanol plant development in Sutton, NE and in Danville, IL.  The Company is utilizing the Montana demonstration facility to commercialize its proprietary enzymatic and cellulosic technology.  As our technology gains market acceptance, this business segment will include our domestic commercial application of the cellulosic technology, our plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, executive compensation and other corporate expenses.

Summarized financial information by reportable segment for the three months ended March 31, 2010 and 2009, based on the internal management system, is as follows:

Statement of Operations Data	Three months ended March 31,
	2010	2009
Revenues
India	$2,236,838	$2,503,491
North America	—	—
Other	—	—
Total revenues	$2,236,838	$2,503,491

Cost of goods sold
India	$2,209,593	2,317,953
North America	—	—
Other	—	—
Total cost of goods sold	$2,209,593	$2,317,953

Gross profit
India	$27,245	$185,538
North America	—	—
Other	—	—
Total gross profit	$27,245	$185,538

For the three months ended March 31, 2010 and 2009 all of our revenues were from sales to external customers in our India segment.  During the three months ended March 31, 2010, one customer accounted for approximately 11% of our consolidated revenue.  During the three months ended March 31, 2009, one customer accounted for approximately 27% of our consolidated revenue.   No other single customer accounted for more than 10% of our consolidated revenues.  All sales during the three months ended March 31, 2010 and 2009 were made into the domestic India market.

Balance Sheet Data	Year Ended December 31
	March 31, 2010	December 31, 2009
Total Assets
India	$17,089,196	$16,224,300
North America (United States)	3,604,536	3,250,827
Other	80,852	91,091
Total Assets	$20,774,584	$19,566,218

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.  Related Party Transactions

Laird Cagan, a former member of the Company’s board of directors and a significant stockholder, provides us with a $5,000,000 secured revolving line of credit. The secured revolver line of credit was entered into on August 17, 2009 and the initial draw was made to pay off an existing unsecured revolving line of credit. At March 31, 2010 and December 31, 2009, a total of $4,342,992 and $3,842,992, respectively, plus accrued interest of $521,437 and $407,039, respectively, was outstanding under these credit facilities.  These credit facilities accrue interest at 10% interest per annum. All outstanding principal and accrued interest under the secured revolving line of credit is due and payable on July 1, 2011.

On January 30, 2010, AE Advanced Fuels Keyes, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into an Unsecured Promissory Note with Mr. Cagan for $1,600,000 as bridge financing for the repair and retrofit activities at the Keyes plant.  The note bears no interest.  In partial consideration for this loan, we agreed to issue 600,000 shares of common stock to Mr. Cagan.  At our option, this note is payable in whole or part at any time.  During the three months ended March 31, 2010, we borrowed and repaid $1,600,000 under this credit facility.

We pay Eric A. McAfee, the Company’s Chief Executive Officer and Chairman of the board of directors, a salary of $10,000 per month for services rendered as our President and CEO.  For the three months ended March 31, 2010 and 2009, we paid or accrued $30,000 pursuant to this agreement.  As of March 31, 2010, the Company owed Mr. McAfee $190,000 under the terms of this agreement.

The Company and Cagan McAfee Capital Partners are parties to an agreement pursuant to which Cagan McAfee Capital Partners provides administrative and advisory services for a monthly fee of $15,000 plus expense reimbursement to the Company.  For the three months ended March 31, 2010 and 2009, we paid Cagan McAfee Capital Partners $0 and $55,371, respectively. Eric A. McAfee, an officer and member of the Company’s board of directors and Laird Cagan, a former member of the Company’s board of directors, together own 100% of Cagan McAfee Capital Partners.  As of March 31, 2010, the Company owed CMCP $119,866 under the terms of this agreement.

We are billed by McAfee Capital for certain expense reimbursements, principally in connection with services provided by Eric A. McAfee and his administrative personnel.  For the three months ended March 31, 2010 and 2009, we paid McAfee Capital $6,159 and $0, respectively.   Eric A.  McAfee, an officer and member of our board of directors, owns 100% of McAfee Capital.   The Company owes McAfee Capital $31,307 under the terms of this agreement.

In July, 2009, we entered into a sublease agreement with Solargen Energy, Inc. for approximately 3,000 square feet of leased space. Eric McAfee is a member of the board of directors and a significant shareholder of Solargen, Energy, Inc. Michael Peterson, a member of our board of directors is also the Chief Executive Officer and Chairman of the board of directors of Solargen, Energy, Inc. For the three months ended March 31, 2010 and 2009, we invoiced, collected and offset as rent expense and utilities $32,510 and $0 under this agreement in addition to a prepayment of $11,876 we received for April 2010 rent.   The future minimum lease payments above exclude collections of rents under this sublease agreement. See “Note 8. Operating Leases.”

16.  Income Tax

We file a consolidated federal income tax return.  This return includes all corporate subsidiaries 80% or more owned by the Company as well as the Company’s pro-rata share of taxable income from pass-through entities in which Company holds an ownership interest.  The Company owns 51% of Energy Enzymes, Inc., which files a separate federal income tax return and is 100% consolidated for financial reporting.  State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Based on our evaluation of current and anticipated future taxable income, we believe it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We do not provide for U.S. income taxes for any undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.   At March 31, 2010, these undistributed earnings (losses) totaled approximately $5,226,914.  Some countries in which our subsidiaries are located may impose withholding taxes on distributed earnings.  However, due to our overall deficit in foreign cumulative earnings and our U.S. loss position, we do not believe a material net unrecognized U.S. deferred tax liability exists.

We recognize the tax benefits from uncertain tax positions in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position.  Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.  This determination requires a high degree of judgment and estimation.  We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts.  We do not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months.  As of March 31, 2010, our uncertain tax positions were not significant.

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as India, Mauritius, and the United States.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2006.

17.  Contingent Liabilities

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

On June 2, 2008 the case was transferred to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada.  On or about October 7, 2009, the Court entered a judgment awarding damages in the amount of $1,750,002 plus accrued interest to Cordillera.  On October 19, 2009, the Company filed a Notice of Appeal of the judgment.  This appeal is still pending.   The amount of the judgment was accrued at December 31, 2009.  See “Note 9. Stockholder’s Equity.”

On May 1, 2009 our transfer agent, Corporate Stock Transfer, Inc., filed a Complaint for Interpleader in the United States District Court for the District of Colorado. The interpleader action was based on the Company’s and CST’s refusal to remove the restrictive legend from a certificate representing 5,600,000 shares of the Company's restricted common stock held by Surendra Ajjarapu and sought judicial determination as to whether the legend could lawfully be removed from the Certificate. On July 1, 2009 Ajjarapu answered the Complaint and cross-claimed against the Company and CST for breach of fiduciary duty, conversion, violation of Section 10(b) of the Exchange Act and Rule 10b-5 and injunctive relief. The Ajjarapus also counter-claimed against CST for declaratory judgment.  The interpleader action was rendered moot when the legends were lifted from the Ajjarapu’s certificates and the Ajjarapus’ filed an Amended Complaint reciting the same claims set forth in their original Cross-Complaint against the Company and CST. Company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. However, there can be no assurance regarding the outcome of the litigation. An estimate of possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to these actions.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.  Fair Value of Financial Instruments and Related Measurement

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

Level 2 Inputs

These inputs are other than quoted prices that are observable, for an asset or liability.   These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Our Level 1 financial assets reflect the fair value of cash held in commercial bank accounts with short term maturities. We consider the statement we receive from the bank as a quoted price for cash and measure the fair value of these assets using the bank statement.

The carrying amounts and fair values of the Company’s financial instruments at March 31, 2010, are as follows:

Fair Value Measurement - Recurring Basis

		Fair Value Measurements
	Carrying Amount at March 31, 2010	Level 1	Level 2	Level 3
Assets
Cash and time deposits	$332,049	$332,049	$––	$––
Other assets - restricted cash	11,137	––	11,137	––
Total	$343,186	$332,049	$11,137	$––

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of  March 31, 2010, certain long lived assets consisting of idle landholdings in Illinois and Nebraska (which were previously written down in 2009 to their estimated fair value of $2,885,000) were carried at their impaired value which approximates their fair value of $2,885,000.

		Fair Value Measurements
	Carrying Amount at March 31, 2010	Level 1	Level 2	Level 3
Assets
Landholdings in Illinois and Nebraska	$2,885,000	$––	$2,885,000	$––

19.  Subsequent Events

On May 13, 2010, the landlord for our Butte, MT facility delivered a notice to vacate due to the sale of the property.  We anticipate moving our operations from Butte, MT to our leased facility in Keyes, CA. At March 31, 2010, the net book value of capitalized assets at this facility was $341,122.

On May 11, 2010, we issued to Laird Cagan 600,000 shares in partial consideration for entering into an Unsecured Promissory Note for $1,600,000 as bridge financing for the repair and retrofit activities at the Keyes plant.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2010 to the three months ended March 31, 2009.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with the AE Biofuels, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of AE Biofuels, Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under “Part II — Other Information, Item 1A. Risk Factors”, and in other reports we file with the SEC, specifically our most recent Annual Report on Form 10-K.” All references to years relate to the calendar year ended December 31 of the particular year.

Overview

The Company’s goal is to be a leader in the production of next-generation fuels to meet the increasing demand for renewable transportation fuels, and to reduce dependence on petroleum-based energy sources in an environmentally responsible manner. We have raised approximately $31.8 million to date through the sales of our preferred stock and approximately $13 million through debt facilities to fund our operations since our inception in late 2005. To date, we have used these funds to (i) construct and operate a 50 MGY biodiesel manufacturing facility in Kakinada, India, (ii) purchase land and land options for the development of ethanol and/or next generation ethanol plants in the United States, (iii) develop, draft and submit three patents on proprietary, patent-pending enzyme technology, (iv) construct a portion of a glycerin refining and vegetable oil pretreatment facility at our Kakinada plant, (v) commercialize our proprietary, patent-pending enzyme technology, including the construction and operation of our next-generation cellulose ethanol demonstration facility in Butte, MT, and (vi) signed a lease and began a repair and retrofit of a 55 MGPY ethanol plant in Keyes, CA.

We completed construction of both our biodiesel plant and our cellulosic ethanol demonstration plant in 2008 and we have been selling biodiesel since November 2008. We, however, currently do not have sufficient cash reserves to meet our anticipated operating and capital obligations. As a result, we are in the process of seeking additional capital for operation of our Kakinada refinery at full capacity, for continuing the construction of the glycerin refining and vegetable oil pretreatment plant, for funding continuing development of our cellulosic ethanol technology, for operating an ethanol plant in Keyes, California, and for paying ongoing corporate overhead expenses. The amount of additional capital we raise will have to be sufficient to fund the working capital of the biodiesel plant until the plant generates sufficient cash flow from operations, if ever. Further, we have been operating at a loss and expect to increase our operating expenses significantly as we expand our operations.

Our integrated technology addresses the requirement for commercially viable uses of non-food feedstock to complement existing feedstock sources to meet the worldwide demand for ethanol. Our strategy for the commercialization of our integrated cellulose and starch process includes: (i) acquiring existing starch (corn) ethanol plants and retrofitting them with our cellulosic technology, (ii) establishing joint ventures with existing ethanol plants (including corn ethanol plants in the U.S. and sugarcane ethanol plants in Brazil and India), (iii) constructing and operating standalone cellulosic ethanol facilities, and (iv) licensing our proprietary technology to ethanol plants in the U.S., Brazil and India.

We began our operations and sales of biodiesel into the domestic Indian market in November 2008. Our revenues during the period covered by this Report consist of sales of biodiesel to retail distributor, fleet customers and to governmental agencies in India.  We also sold glycerin and excess stearin to customers in India. We receive the order and payment on the majority of our sales before distribution of the product. Payment on sales to customers outside of India is in the form of non-recourse secured letters of credit. We sell our product primarily through our inside sales force and through outside sales brokers. We have not sold products on a consignment basis. We have the ability to generate additional revenue through the sale of crude glycerin, the by-product from the biodiesel production process. During the three months ended March 31, 2010, we sold 369 metric tons of crude glycerin compared to no sales of glycerin during the three months ended March 31, 2009. Our cost of revenues consists of feedstock, chemicals and plant overhead. Depending upon the costs of these products in comparison to the sales price of the biodiesel, our gross margins can vary from positive to negative. Overhead expenses include direct and indirect costs associated with the biodiesel production at our Kakinada plant, plant utilities, maintenance, insurance, depreciation and freight. We produced 3,408 metric tons of biodiesel during the first three months of 2010 and sold 2,696 metric tons of biodiesel which was 8% of our total plant capacity for the three months ended March 31, 2010.

During the three months ended March 31, 2010, we operated our biodiesel plant in India; however, our current operations are constrained by limited working capital and the lack of widespread market acceptance of biodiesel in India. We believe that we can continue to increase sales of biodiesel in 2010; however, the domestic Indian market must continue to increase acceptance of biodiesel our and the margins between the feedstock costs and the biodiesel sales price must remain positive in order for us to have positive gross margins in 2010. Our primary export market is Europe.  As the summer months approach, our ability to sell palm-based biodiesel with its high temperature flow point relative to other feedstock biodiesel increases.  We are currently pursuing orders in this region, but do no have any firm order at this time. As a result, it is difficult to predict timing or size of product sales on a quarterly basis.

Our ability to sell biodiesel in the India market is hampered by a disparity between the national biofuels policy and State of Andhra Pradesh’ tax policy.  Although the Indian national biofuels policy sets the tax rate of biodiesel at 4%, the State of Andrah Pradish does not recognize this policy when the biodiesel is blended with petroleum based diesel and taxes the blended diesel at the same rate as petroeum based diesel. Upon the adoption of the national law by the state, we anticipate the tax disparity will be eliminated thereby reducing the price of biodiesel relative to petroleum based diesel and allowing for economic blending of biodiesel with petroleum based diesel.  We are currently working with the national government to rationalize this tax structure, but cannot predict the timing or outcome of these governmental policy changes.  We expect the market for next generation cellulosic ethanol to continue to grow in the United States due to a focus toward reducing reliance on petroleum based fuel and due to increased cellulosic ethanol mandates specified by the updated Renewable Fuel Standard (RFS 2). At the outset of 2009, we believed that we could begin generating revenues through the commercialization of our cellulosic ethanol technology and associated Renewable Identification Number (RIN’s) in 2009; however, we have not been able to generate revenues from this technology thus far.

Our cash and cash equivalents balance was $332,049 as of March 31, 2010, of which $306,804 was held in our domestic entities and $25,245 was held in foreign subsidiaries. Our current ratio as of March 31, 2010 was 0.09 compared to a current ratio of 0.06 as of December 31, 2009. We ended March 31, 2010 with limited working capital resources and we will need to raise additional working capital in 2010 in order to achieve our goals in India and the U.S. Due to the global financial crisis during the past twelve months, obtaining working capital through commercial banks or through other means is a significant challenge and we cannot be assured we will be able to obtain additional working capital and therefore be successful in 2010. Should the Company not be able to raise enough equity or debt financing, it may be forced to sell all or a portion of its existing biodiesel facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

For the three months ended March 31, 2010, substantially all of our revenues were derived from the sale of biodiesel from our India segment.

We recognize revenue upon shipment of product as payments are generally made in advance and we do not offer any right of return. On export orders, we deliver our product FOB shipping point and receive a non-recourse letter of credit at delivery. At March 31, 2010 we held accounts receivable of $177,372 from three of our largest customers. Our average domestic sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. We have several domestic customers who take delivery of biodiesel on a daily basis. During the three months ended March 31, 2010 we made all of our sales to customers within India. Due to the seasonality of sales into the international markets, we expect that other international regions may place orders for summer delivery, however, at this time we have no firm orders. As a result, it is difficult to predict timing or size of product sales on a quarterly basis.

Cost of Revenues

Our cost of revenues consists of fixed costs, including utilities, supplies, insurance, property taxes, depreciation and indirect labor compensation. Variable costs include direct labor compensation and direct material costs. The largest component of the cost of revenues is the palm oil or palm stearin feedstock for the biodiesel production process. The price of palm oil and palm stearin is influenced by general economic, market and regulatory factors. These factors include local and global supply and demand, weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade. The price at which we sell our biodiesel in India is generally indexed to the price of petroleum diesel, which is set by the Indian government, the lack of correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. The cost of palm oil or palm stearin has fluctuated significantly in recent periods; however, for the three months ended March 31, 2010, the commodity markets proved to be reasonably stable.  During this quarter, the India government raised the price of petroleum diesel, however, we experienced an increased price for our stearin resulting in a lower gross margin than in the three months ended March 31, 2009. The price pressure of stearin increasing faster than the price of petroleum diesel, and likewise, the price we receive in the market caused our gross margin to fall from $185,538 for the three months ended March 31, 2009 to $27,245 for the three months ended March 31, 2010.

We exited the three months ended March 31, 2010 with 1,011 metric tons of biodiesel, which at current sales levels represents approximately three weeks of sales. During the three months ended March 31, 2010, we recognized $44,187 in inventory adjustments attributable to lower of cost or market valuation. All of our cost of revenues was located in our India segment.

Expenses

Research and Development Expenses. The principal area of spending for research and development is our integrated cellulose and starch ethanol commercial demonstration facility in Butte, MT. We incurred expenses of $144,530 and $191,614 during the three months ended March 31, 2010 and 2009, respectively. The largest component of the expenses for the three months ended March 31, 2010 was $104,132 for salaries, wages and compensation as compared to $0 for the three months ended March 31, 2009. The second largest component for the three months ended March 31, 2010 was $22,708 for rent, taxes and insurance compared to $19,234 for the three months ended March 31, 2009.  We charged $17,571 of depreciation to research and development for the three months ended March 31, 2010, as compared to $17,571 in the prior year. All of our research and development expenses were incurred in the North America segment.

Selling, General and Administrative Expenses. Principal areas of spending for general and administrative expenses are in the areas of employee compensation, professional services, travel, depreciation, and office expenses, including rent.

We summarize our spending within the North America segment into eight components as follows:

	For the Three Months Ended March 31,
	2010	2009
	%	%
Salaries, wages and compensation	48	46
Supplies and services	1	5
Repair and maintenance	––	––
Taxes, insurance, rent and utilities	17	11
Professional services	33	33
Depreciation and amortization	––	3
Travel and entertainment	1	2
Miscellaneous expense	––	––
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related stock compensation. For the three months ended March 31, 2010 and 2009, the number of United States employees increased from 13 to 14 employees. Compensation expense decreased from $614,563 for the three months ended March 31, 2009 to $394,841 for the three months ended March 31, 2010. The decrease was principally driven by a change in the mix of employees that includes fewer executive level employees and by lower non-cash, stock compensation of $100,512 for the three months ended March 31, 2010 compared to non-cash, stock compensation of $167,959 recorded during the same period of 2009.

The second largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the three months ended March 31, 2010, we spent $281,576 on professional services including a non-cash stock compensation charge of $11,465 for stock grants to key consultants and advisors. For the three months ended March 31, 2009, we spent approximately $459,962 on professional services of which $27 was posted as non-cash stock-based compensation. The decrease from the prior year is attributable to a reduction in spending on all professional fees, including legal and financial advisory fees.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. This category also includes licenses and permits as well as penalties and interest. The taxes included in this item are non-income based taxes. For the three months ended March 31, 2010 most of the $148,211 was spent on rent, utilities and insurance. This level of spending is slightly lower than the $155,866 spent during the three months ended March 31, 2009 due to the closure of our office in Houston, Texas.

During the three months ended March 31, 2010, we incurred some selling and marketing expenses related to our biodiesel sales, which consisted primarily of salaries, commissions and benefits related to sales and marketing personnel and sales brokers; travel and other out-of-pocket expenses, and facilities costs and other related overhead. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will increase for the foreseeable future in absolute dollars. At this time, these costs are small and accordingly we have included them in general and administrative.

We summarize our spending within the India segment into eight components as follows:

	For the Three Months Ended March 31,
	2010	2009
	%	%
Salaries, wages and compensation	7	4
Supplies and services	2	31
Repair and maintenance	5	3
Taxes, insurance, rent and utilities	7	24
Professional services	53	33
Depreciation and amortization	6	––
Travel and entertainment	14	5
Miscellaneous expense	6	––
Total	100	100

Our India segment incurred selling, general and administrative expenses of $125,033 for the three months ended March 31, 2010.  The largest component of selling, general and administrative expense is attributable to costs associated with the operational support agreement with Secunderabad Oil, which were $67,198 for the three months ended March 31, 2010. The second largest component is depreciation expense attributable to our biodiesel plant.

Other Income/Expense

Other income (expense) consisted of the following items:

•
Interest expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. Currently, the debt facility for Universal Biofuels Pvt. Ltd. accrues interest at the default rate of interest. We incurred interest expense of $909,018 for the three months ended March 31, 2010 compared to $841,804 for the three months ended March 31, 2009.  We did not capitalize any interest during the three months ended March 31, 2010 and 2009.

•	Interest income is earned on excess cash. Due to low levels of cash during the three months ended March 31, 2010, and 2009, our interest income remained at low levels of $180 and $6,872, respectively.

•	Other income, for both years, is attributable to renting portions our land holdings in Sutton and Danville to local farmers and renting portions of our tank storage at our plant in India.

Liquidity and Capital Resources

Contractual Obligations

In June 2009, our India subsidiary exited from the Export Oriented Unit taxation status and became a domestic producer. As part of the governmental agreements, the Company is required to export approximately $4,000,000 of biodiesel into the international markets before June 2017 or pay the tax as though the exported biodiesel was sold within the country of India.  In December, 2009, we recognized the tax on this export obligation as a liability and related expense.

On December 1, 2009, we entered into a lease and project agreement for a 55 million gallon nameplate ethanol facility located in Keyes, California for a term of 36 months at a monthly lease payment of $250,000 (an aggregate of $9,000,000 over the expected lease term).   Lease term and rental begin upon substantial completion of the repair and retrofit activities, determined by the mutual agreement of the parties, as required under the project agreement.  We anticipate completion of the repair and retrofit activities on or before July 31, 2010, the deadline specified in the project agreement.  In connection with this agreement, we received a payment of $500,000 representing a contribution to the project company.  Upon completion of the repair and retrofit activities, we receive an additional $500,000 contribution to the project company.  During the term of the lease, we are responsible for the costs and expenses associated with leasing and operating this facility.

Upon substantial completion of the repair and retrofit activities, we intend to operate the plant. Once operations commence, our liquidity requirements will increase dramatically as our operating plant will require us to make feed stocks purchases, monthly lease payments, debt service of principle and interest, utility payments, and other operating payments.  These payments are expected to be offset by the collection of revenue from ethanol and distillers grains resulting in a positive cash flow from operations.  Although we expect the cash from operations of this plant will be sufficient, we can provide no assurance that our liquidity from our operation will be sufficient to offset the cost of operation.  As a result of changes in the price of ethanol, feedstock and distillers grains, there may be periods of time when the cash from operations will be insufficient to meet our operating costs.  During these times, we may require other sources of cash to offset the liquidity shortfalls

We do not have any other material off-balance sheet arrangements nor do we have any other material changes with respect to our contractual obligations.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	March 31, 2010	March 31, 2009
Cash and cash equivalents	$332,049	$52,178
Current assets (including cash and cash equivalents)	1,946,829	1,068,999
Current liabilities (including short term debt)	21,082,862	19,005,875
Short and long term debt	$16,553,425	$15,051,493

The Company continued to experience losses and negative cash flows from operations through March 31, 2010. As noted in the table above, the Company has negative working capital (current assets less current liabilities). To date, our operating biodiesel plant has provided us with only minimal cash flow, and it will likely be insufficient to allow for the completion of our business plan in 2010. As the development of our business plan has taken longer to develop than we had forecasted, we may have to review our long lived assets for impairment at a future date. Funds available at March 31, 2010 are sufficient to cover less than one month of our domestic operating costs.

In order for us to continue as a going concern, we require a significant amount of additional working capital to fund our ongoing operating expenses and future capital requirements. The use of additional working capital is primarily for general and administrative expenses, the purchase of feedstock and other raw materials to operate our existing facilities, to repair and restart the Keyes, CA plant, and debt interest and principal payments. Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Secunderabad, who is currently providing us with working capital for our Kakinada facility. If we are unable to maintain this strategic relationship, our business may be negatively affected. In addition, the ability of Secunderabad to continue to provide us with working capital depends in part on the financial strength of Secunderabad and its banking relationships. If Secunderabad is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.

On October 7, 2009, UBPL received a demand notice from the State Bank of India. The notice informed UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009. Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period. Additional provisions of the loan agreement give the bank the right to disclose or publish our company name and the names of our directors as defaulter in any medium or media. In addition, since the bank demanded payment of the balance in July 2009, we have classified the entire loan amount as current. We are currently in discussions with the State Bank of India for a modification of the loan terms. If we are unsuccessful with our negotiations and there is an immediate acceleration of the payment of the entire principal balance, it would have a significant adverse impact on the Company’s near term liquidity and ability to operate our business in India.

Effective for the pay period ended February 28, 2009, two of our executive officers and five other employees voluntarily accepted a significant compensation reduction. As of March 31, 2010, the reduction of their salaries has provided us with approximately $761,000 of reduced cash flow. We accrued this reduction in cash flow as we intend to pay these executives and employees for accrued salaries as our cash flow allows. The repayment of these amounts will be a use of cash in the future.

Planned capital expenditures include an expected $1,000,000 to complete the pre-treatment facility and glycerin refinery at our Kakinada plant. At March 31, 2010 commitments under construction contracts were outstanding for approximately $60,871, while commitments under purchase orders and other short term construction contracts were $19,735. We anticipate that the cash flow from our India operations will fulfill the current commitments.  Completion of our pre-treatment facility and glycerin refinery is on hold until we can obtain a source of funding.  The completion of this facility is entirely dependent upon our ability to raise additional capital or debt.

On August 17, 2009, International Biodiesel, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into a Revolving Line of Credit Agreement with Laird Q. Cagan, a former member of the Company’s board of directors and a significant stockholder, for $5,000,000. The Revolving Line of Credit is secured by accounts, investments, intellectual property, securities and other collateral of AE Biofuels, Inc. excluding the collateral securing the Company’s obligations under the Note and Warrant Purchase Agreement with Third Eye Capital Corporation and Third Eye Capital ABL Opportunities Fund. The Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2011, at which time the outstanding advances under the Revolving Line of Credit together with any accrued interest and other unpaid charges or fees will become due. Upon certain events, one of which is the default on any other debt facility, the Lender may declare a default upon 10 days prior written notice. Upon an event of default, the Lender may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment. The Company used the new Revolving Line of Credit Agreement to pay down a preexisting revolving line of credit facility with a limit of $3,500,000. The result of obtaining the new Revolving Line of Credit Agreement, dated August 17, 2009, was a $1,500,000 increase in the amount available to the Company, net of the pay down of the previous revolving line of credit, dated November 16, 2006.

We may continue to deploy our management team’s combined industry, technical, merger and acquisition, restructuring and corporate finance expertise to target and acquire undervalued and/or distressed assets, and then apply our technology to improve the performance of those assets. We believe that our strategy offers substantial opportunity to build capital value in the current climate, particularly given (a) the present opportunity to acquire undervalued and/or underperforming assets and improve them; and (b) the medium to longer term outlook for ethanol and cellulosic ethanol as an alternative form of energy is likely to lead to under supply in 2010. To implement our strategy, we require access to substantial financial resources, both in the form of advisor relationships and additional financing.  We are currently working on the development of these relationships to build value through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments. In addition, we anticipate that we may issue share and/or loan capital to vendors as a means of securing target acquisitions and to fund development.

We intend to raise additional working capital in 2010 through some of all of the following: operating cash flows, working capital lines of credit, long-term debt facilities, joint venture arrangements, sale of existing assets and the sale of additional equity by us or our subsidiaries. We continue to explore different funding sources, but because of the continued unsettled state of the capital markets around the globe, we currently lacks any defined capital raising projects or specific sources of capital or commitments for the required capital. We, in common with most enterprises that require capital to develop and implement their strategy, are challenged by the impact the crisis in the global capital markets is having on its ability to finance its plans. To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing our business development. If we cannot raise enough capital we may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value and incur impairment related to these assets to generate cash to continue the Company’s business plan or possibly discontinue operations. To continue operations we need to secure additional near term equity or debt financing. Until such additional capital is raised, we are dependent on financing from this related party and the arrangement of extended term with our trade creditors. There can be no assurance that additional financing will be available on satisfactory terms. The accompanying financial statements do not include any adjustments that may result should we find ourselves unable to continue as a going concern.

Historical Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2010 was $802,071 primarily from cash based selling, general and administrative expenses and research and development expenses, offset by gross profits from operations of $27,245 and increase in working capital of $492,891. The generation of cash from working capital arose principally from the aging of our accounts payable and aging of interest and accruing fees on our debt facilities. Net cash used in operating activities for the same three months of fiscal 2009 was $350,194 primarily to develop our business, including general and administrative and research and development costs. Net cash used in operating activities was higher in the current year as compared to the prior year period due to increased needs for working capital from the operation of our business, principally in India, which was partially offset by reduced spending in all areas including professional services, salaries, supplies and services and travel.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2010 and 2009 was $12,043, and $48,152, respectively, which consisted primarily of purchases of property, plant and equipment relating to our biodiesel facility in India.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2010 and 2009 was $1,107,185, and $191,000, respectively, which consisted primarily of the proceeds from our working capital line with Secunderabad, the proceeds from the Revolving Line of Credit Agreement, dated August 17, 2009 provided by a related party (a former director and significant shareholder) and from an advance against operating expenses received as part of the Project Agreement with Cilion, Inc., dated December 1, 2009.

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

 Impairment of Long-Lived Assets

Our long-lived assets are primarily associated with our plant in Kakinada, India. In fiscal 2008, we began operation of our biodiesel plant and we continued the construction of our glycerin refinery and pre-treatment plant. The refinery and pre-treatment plant are expected to be fully operational by the third quarter of 2010. Costs for building these assets remain in construction-in-progress at December 31, 2009, and will be reclassified once the refinery and pre-treatment plant are fully operational and placed in service.  The completion of this facility is entirely dependent upon our ability to raise additional capital or debt.

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

With respect to our biodiesel facility in India, which comprises approximately 75% of the carrying value of total assets, we develop various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset.   The determination of estimated future cash flows is highly uncertain in the current economic environment.   Further, as our biodiesel facility in India has been in operation for less than 18 months and to date has operated at about 10% of its production capacity, we believe our assumptions regarding future cash flows and in turn the carrying value of its biodiesel facility represent a significant estimate in the preparation of our consolidated financial statements.  The revenues and gross profit generated at our biodiesel facility in the first quarter ended March 31, 2010 was less than the revenue and gross profit generated in the first quarter ended March 31, 2009 (prior year).  Our 2010 internal forecast calls for revenues and gross profit to increase significantly during the year as we seek to execute on our business plan.  If we are unable to successfully execute on our business plan by increasing our revenue and gross profit in 2010, we will need to revise downward our assumptions regarding the estimated future cash flows expected to be generated from this facility and such revisions could have a material effect on our assessment of the recoverability of this asset.  It is at least reasonably possible that changes to the assumptions regarding the estimated future cash flows expected to be generated from this facility will result in an impairment charge (write down) of the carrying value of the biodiesel facility and such impairment charge could be material to our financial statements.

With respect to our landholdings in Illinois and Nebraska within our North American segment we considered whether these assets were impaired by looking at the undiscounted cash flows compared to our carrying values in accordance with ASC Subtopic 360-10 and concluded that these assets were impaired. As a result, we charged $2,086,350 to expense to recognize the difference between our estimated fair value after considering available information including appraisals of the respective properties and the current capitalized carrying value. The determination of estimated future undiscounted cash flows is highly uncertain in the current economic environment. Our estimated undiscounted cash flows considered principally the current value of the underlying land assuming a near-term sale in an orderly market, as well as anticipated cash flows from executing our planned development activities (development of cellulosic ethanol plants). These cash flow estimates, while they represent our best estimate of future undiscounted cash flows, are highly uncertain and could be negatively affected by the continued erosion of the capital markets, availability of capital negating the company’s ability to generate cash flows as planned from the development and operation of ethanol facilities at these locations or forcing the Company to liquidate these assets to generate working capital in a manner that is not consistent with an orderly sale. As of September 30, 2009, the Company, influenced in part by the recent default of the loans by the senior lender, which could force us to sell these properties rather than to execute on our planned development activities, determined that the landholdings were impaired because of our revise estimate of future undiscounted cash flows was less than the landholdings’ carrying values. As a result, we computed the amount of impairment by comparing their estimated fair values assuming an orderly sale to their respective carrying values and recorded an asset impairment charge of $2,086,350 in the three months ended September 30, 2009. As of December 31, 2009, the default was cured. No further impairment charges were recorded during the three months ended March 31, 2010. No impairment losses were recorded for the three months ended March 31, 2009. We will continue to assess the factors above and their impact on the cash flow estimates. Upon continued degradation of the economic factors effecting cash flow estimates, knowledge of other prevalent indicators, or actions that we believe would force liquidation, we will reassess the value of these assets in accordance with ASC Subtopic 360-10.

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

•
Expected Term — The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We applied the “Simplified Method” as defined in the SEC’s Staff Accounting Bulletin No. 107 and 110.

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

Recently Issued Accounting Pronouncements

The Company adopted the provisions of ASC Topic 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have an impact on the Company’s consolidated financial statements.

The Company adopted ASC 805 (formerly SFAS No. 141(R), “Business Combinations”) for business combinations. This topic changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. The Company also adopted ASC Section 810-10-65, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”). This statement changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests, classified as a component of equity and accounted for at fair value. ASC 805 and ASC 810-10-65-1 were effective beginning with the Company’s 2009 financial statements. Early adoption is prohibited. The effect the adoption of ASC 805 has had and will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after adoption. We adopted ASC 810-10-65-1 as of January 1, 2009. As a result, we reclassified the 49% non-controlling interest in our subsidiary Energy Enzymes, Inc., prospectively. Had we continued to apply the prior method of accounting for non-controlling interests, losses incurred by this entity would have been fully attributed to us.

The Company adopted ASC 825-10 (formerly the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements. See “Note 18. Fair Value of Financial Instruments and Related Measurement.”

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

At March 31, 2010 we did not have any firm-price purchase commitments with our feedstock suppliers or off-take arrangements with our customers.

Foreign Currency Risk

Our foreign subsidiaries use local currencies as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the dollar/INR (Indian rupee) exchange rate. For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three months ended March 31, 2010, we recognized a gain of $427,800 arising from foreign currency translation. At March 31, 2010 we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. At March 31, 2010, we had $16,553,425 in total debt outstanding, of which $11,839,231 was fixed-rate debt and $4,714,194 was floating-rate debt. The interest rate under the floating-rate debt facility is subject to adjustment based on the Reserve Bank of India advance rate.

Based on the amount of our floating-rate debt as of March 31, 2010, each 100 basis point increase or decrease in interest rates increases or decreases our annual interest expense and cash outlay by approximately $47,000. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2010 with no subsequent change in rates for the remainder of the period.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, with respect to our internal control over financial reporting, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Inherent Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met.. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No change in legal proceedings since the Company’s Annual Report on Form 10-K filed with SEC on March 15, 2010.

ITEM 1A.	RISK FACTORS.

No change in risk factors since the Company’s Annual Report on Form 10-K filed with SEC on March 15, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES.

No additional defaults on senior securities other than those reported in the Companies current report on Form 8-K filed with the SEC on August 17, 2009 and October 13, 2009.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AE BIOFUELS, INC.

By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010