Form 10-Q
period 2010-06-30
AE Biofuels, Inc.
filed 2010-09-28
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

The number of shares outstanding of the registrant’s Common Stock on September 20, 2010 was 87,037,032.

AE BIOFUELS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2010

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AE BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,144	$52,178
Accounts receivable	5,235	32,032
Inventories	414,737	593,461
Prepaid expenses	34,664	21,660
Other current assets	429,336	369,668
Total current assets	907,116	1,068,999

Property, plant and equipment, net	18,054,995	18,447,875
Other assets	32,836	49,344
Total assets	$18,994,947	$19,566,218

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,366,066	$3,137,480
Short term borrowings, net of discount	7,049,329	6,409,950
Mandatorily redeemable Series B Preferred stock	1,750,002	1,750,002
Other current liabilities	3,343,730	3,316,931
Current portion of long term debt	4,717,738	4,391,512
Total current liabilities	21,226,865	19,005,875

Long term debt (related party)	5,261,953	4,250,031

Commitments and contingencies (Notes 2,4,6,7,11, 12,14 and 16 )

Stockholders' deficit:
AE Biofuels, Inc. stockholders deficit
Series B Preferred Stock - $.001 par value - 7,235,565 authorized; 3,265,225 and 3,320,725 shares issued and outstanding, respectively (aggregate liquidation preference of $9,795,675 and $9,962,175, respectively)	3,265	3,321
Common Stock - $.001 par value 400,000,000 authorized; 86,837,032 and 86,181,532 shares issued and outstanding, respectively	86,837	86,181
Additional paid-in capital	37,095,070	36,763,984
Accumulated deficit	(42,934,355)	(38,804,417)
Accumulated other comprehensive income	(1,257,668)	(1,376,382)
Total AE Biofuels, Inc. stockholders deficit	(7,006,851)	(3,327,313)
Noncontrolling interest	(487,020)	(362,375)
Total stockholders' deficit	(7,493,871)	(3,689,688)

Total liabilities and stockholders' deficit	$18,994,947	$19,566,218

The accompanying notes are an integral part of the financial statements

AE Biofuels, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the six months ended		For the three months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$4,042,548	$3,497,953	$1,805,710	$994,462

Cost of goods sold	4,151,267	3,415,710	1,941,674	1,097,757

Gross profit (loss)	(108,719)	82,243	(135,964)	(103,295)

Research and development	254,377	241,574	109,847	49,960
Selling, general and administrative expenses	2,129,150	3,423,747	1,119,168	1,720,538
Loss (gain) on forward purchase commitment	(18,040)	-	(18,040)	-

Operating loss	(2,474,206)	(3,583,078)	(1,346,939)	(1,873,793)

Other income / (expense)
Interest income	2,094	12,961	1,914	6,089
Interest expense	(1,826,055)	(1,444,498)	(917,037)	(602,694)
Other income, net of expenses	46,784	28,277	18,810	12,258

Loss before income taxes	(4,251,383)	(4,986,338)	(2,243,252)	(2,457,870)

Income taxes	(3,200)	(1,662)	-	(1,662)

Net loss	(4,254,583)	(4,988,000)	(2,243,252)	(2,459,532)
Less: Net loss attributable to the noncontrolling interest	(124,645)	(176,253)	(53,825)	(56,548)
Net loss attributable to AE Biofuels, Inc.	$(4,129,938)	$(4,811,747)	$(2,189,427)	$(2,402,984)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	118,714	(104,434)	(309,086)	570,483
Comprehensive loss, net of tax	(4,135,869)	(5,092,434)	(2,552,338)	(1,889,049)
Comprehensive loss attributable to the noncontrolling interest	-	-	-	-
Comprehensive loss attributable to AE Biofuels, Inc.	$(4,135,869)	$(5,092,434)	$(2,552,338)	$(1,889,049)

Loss per common share attributable to AE Biofuels, Inc.
Basic and dilutive	$(0.05)	$(0.06)	$(0.03)	$(0.03)
Weighted average shares outstanding
Basic and dilutive	86,375,538	86,045,019	86,566,202	86,171,532

The accompanying notes are an integral part of the financial statements

AE Biofuels, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2010	2009
Operating activities:
Net loss	$(4,254,583)	$(4,988,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	169,687	452,274
Expired land options	-	40,000
Amortization and depreciation	377,033	366,865
Inventory provision	230,204	234,173
Amortization of debt discount	583,985	495,938
Changes in assets and liabilities:
Accounts receivable	26,830	-
Inventory	(50,494)	(750,595)
Prepaid expenses	(12,987)	80,661
Other current assets and other assets	(42,368)	475,305
Accounts payable	1,226,994	1,120,120
Accrued interest expense	1,013,704	503,441
Other liabilities	(372,247)	(9,269)
Advances under lease agreement	500,000	-
Net cash used in operating activities	(604,242)	(1,979,087)

Investing activities:
Purchase of property, plant and equipment, net	(32,071)	(83,034)
Net cash used in investing activities	(32,071)	(83,034)

Financing activities:
Proceeds from borrowings under related party credit arrangements	2,373,000	841,000
Payments of borrowings under related party credit arrangements	(1,600,000)	(25,000)
Proceeds under working capital facility	1,770,248	942,312
Payments under working capital facility	(2,049,874)	(224,360)
Payments under debt facilities	-	90,407
Net cash provided by financing activities	493,374	1,624,359
Effect of exchange rate changes on cash and cash equivalents	113,905	84,187
Net cash decrease for the period	(29,034)	(353,575)
Cash and cash equivalents at beginning of period	52,178	377,905
Cash and cash equivalents at end of period	$23,144	$24,330

Supplemental disclosures of cash flow information, cash paid:

Interest	17,586	215,037
Income taxes, net of refunds	3,200	-

Supplemental disclosures of cash flow information, non-cash transactions:

Settlement of registration rights liability through issuance of stock	-	1,807,748
Payment of interest through the issuance of stock	162,000

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

We are an international biofuels company focused on the development, acquisition, construction and operation of next-generation fuel grade ethanol and biodiesel facilities, and the distribution, storage, and marketing of biofuels.  We began selling fuel grade biodiesel from our production facility in Kakinada, India in November 2008.  We operated a cellulosic ethanol commercial demonstration facility in Butte, Montana from August 2008 to June 2010, when our landlord sold the building and terminated our lease.  In March 2010, we took possession, through project and lease agreements, of a 55 MGPY fuel grade ethanol facility in Keyes, California.  We are currently repairing and retrofitting the Keyes ethanol facility, and plan to begin operating the plant in the fourth quarter of 2010.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of AE Biofuels, Inc. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets as of June 30, 2010, the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the three and six months ended June 30,2010 and 2009 are unaudited. The consolidated balance sheet as of December 31, 2009 was derived from the 2009 audited consolidated financial statements and notes thereto. The consolidated financial statements in this report should be read in conjunction with the 2009 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. See “Note 2. Ability to Continue as a Going Concern”.

The accompanying unaudited interim consolidated financial statements as of June 30, 2010 and 2009 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated financial statements for the three and six months ended June 30, 2010 and 2009 have been prepared on the same basis as the audited consolidated statements as of December 31, 2009 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes.  We recognize income taxes in accordance with ASC 740, “Income Taxes”, using an asset and liability approach.  This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  The measurement of current and deferred taxes is based on provisions of enacted tax law.

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

Long - Lived Assets.  We evaluate the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35, “Property, Plant, and Equipment - Recognition”, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the present value of estimated future cash flows.

With respect to our biodiesel facility in India, which comprises approximately 80% of the carrying value of total assets, we develop various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset.   The determination of estimated future cash flows is highly uncertain in the current economic environment.   Further, as our biodiesel facility in India has been in operation for less than two years and to date has operated at about 10% of its production capacity, we believe our assumptions regarding future cash flows and in turn the carrying value of its biodiesel facility represent a significant estimate in the preparation of our consolidated financial statements.  The revenues generated at our biodiesel facility in the second quarter ended June 30, 2010 ($1,805,710) were greater than the revenue generated in the second quarter ended June 30, 2009 (prior year) ($994,462); however, we incurred a gross loss on revenues of $135,964 in the current quarter as compared to a gross loss of $103,295 in the second quarter of the prior year.  Our 2010 internal forecast calls for revenues and gross profit to increase significantly during the year as we seek to execute on our business plan. We are currently reevaluating our internal forecast, particularly in light of the slower than expected adoption of biodiesel sales in India as we are hampered by a disparity between the national biofuels policy and the State of Andhra Pradesh tax policy.  Upon the adoption of the national law by the state, we anticipate the tax disparity will lessen the price of biodiesel relative to petroleum and allow for economic blending of biodiesel with petroleum based diesel.  We are currently working with the national government to rationalize this tax structure, but cannot predict the timing or outcome of these governmental policy changes.  We are also marketing our biodiesel product to an industrial customer, and have hired a sales staff to promote this activity.  We will continue to monitor both the adoption of the national law by the state and our ability to attract an industrial customer and reevaluate our internal forecast.   If we are unable to successfully execute on our business plan by increasing our revenue and gross profit to existing customers, by developing a secondary market with industrial customers or by the adoption of the national law by the State of Andhra Pradesh, we will need to revise downward our assumptions regarding the estimated future cash flows expected to be generated from this facility and such revisions could have a material effect on our assessment of the recoverability of this asset.  It is at least reasonably possible that changes to the assumptions regarding the estimated future cash flows expected to be generated from this facility will result in an impairment charge (write down) of the carrying value of the biodiesel facility and such impairment charge could be material to our financial statements.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and Diluted Net Loss per Share.  Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase.  Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive.  Basic loss per share includes the vested portion of restricted stock grants.  The unvested restricted stock grants are included only in the fully diluted net loss per share calculation.  As we incurred net losses for the three months ended June 30, 2010 and 2009, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three and six months ended June 30, 2010, and 2009:

	For the six months ended		For the three months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Series B preferred stock	3,292,465	3,346,191	3,265,725	3,330,725
Series B warrants	443,853	443,853	443,853	443,853
Common stock options and warrants	5,911,917	3,097,367	6,414,185	3,625,547
Unvested restricted stock	––	16,575	––	––
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	9,648,235	6,903,986	10,123,763	7,400,125

Comprehensive Income.  ASC 220, “Comprehensive Income”, requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources.  Our other comprehensive income consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiaries.  The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

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

Fair Value of Financial Instruments.  Our financial instruments include cash and cash equivalents, mandatorily redeemable series B preferred stock, short and long-term debt and long term debt (related party).   Cash and cash equivalents are carried at fair value as discussed in Note 17.  The carrying value of our short-term debt approximates fair value due to the short-term maturity of this instrument, which absent an amendment to the existing loan agreement, matures  in June 2010.  Our long-term debt carrying value approximates fair value based upon the borrowing rates currently available to the Company for bank loans in India with similar terms and maturities.  We are unable to estimate the fair value of the long term debt (related party) due to the lack of comparable available credit facilities.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation Expense.  Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation”, requiring us to recognize expense related to the fair value of our stock-based compensation awards adjusted to reflect only those shares that are expected to vest.  Our implementation of ASC Section 715-20-50, “Compensation – Retirement Benefits - Defined Benefit Plans - Disclosure”, used the modified-prospective-transition method.

We made the following estimates and assumptions in determining fair value of stock options as prescribed by ASC 718:

●
Valuation and amortization method — We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

●
Expected Term — The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding.  We applied the “Simplified Method” as defined in the SEC’s Staff Accounting Bulletin No.  107 and 110.

●	Expected Volatility — The Company’s expected volatilities are based on the historical volatility of comparable public companies’ stock for a period consistent with our expected term.

●
Expected Dividend — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input.  The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

●	Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

Commitments and Contingencies.  The Company records and/or discloses commitments and contingencies in accordance with ASC 450, “Contingencies”.  ASC 450 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.  As of June 30, 2010, the Company is not aware of any material commitments or contingencies other than those disclosed in “Note 16.  Contingent Liabilities.”

Recent Accounting Pronouncements.

We  adopted the provisions of ASC 820-10, “Fair Value Measurements and Disclosures”, with respect to non-financial assets and liabilities effective January 1, 2009.  This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The adoption of ASC 820-10 did not have an impact on our consolidated financial statements.

We  adopted ASC 805, “Business Combinations”,  for business combinations.  This topic changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition.  We also adopted ASC 810-10-65, “Transition and Open Effective Date Information”. This statement changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests, classified as a component of equity and accounted for at fair value.  ASC 805 and ASC 810-10-65 are effective for the Company’s 2009 financial statements.  Early adoption is prohibited.  The effect the adoption of ASC 805 has had and will have on our financial statements will depend on the nature and size of acquisitions we complete after adoption.  We adopted ASC 810-10-65-1, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, as of January 1, 2009.  As a result, we reclassified the 49% non-controlling interest in our subsidiary Energy Enzymes, Inc., prospectively.  Had we continued to apply the prior method of accounting for non-controlling interests, losses incurred by this entity would have been fully attributed to us.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We adopted ASC 825-10, “Financial Intruments”.  ASC 825-10 amends FASB Statement No.  107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  APB 28-1 amends APB Opinion No.  28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  ASC 825-10 is effective for interim periods ending after June 15, 2009.  Adoption of this statement did not have a material effect on our financial statements.  See “Note 17.  Fair Value of Financial Instruments and Related Measurement.”

We adopted ASC 320-10, “Investments – Debt and Equity Securities”.  ASC 320 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  ASC 320 is effective for interim periods ending after June 15, 2009.  Adoption of this statement did not have a material effect on our financial statements.

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

We have produced negative gross profit, have less than one month of operating cash, have incurred losses from inception through June 30, 2010 and have negative working capital (current assets less current liabilities) of $20,319,749. We have raised approximately $31.8 million to date through the sale of preferred stock and approximately $17.02 million, including accrued interest, through debt facilities. An additional $2 million of cash has been generated through the sale of its subsidiary, Wahoo Ethanol, LLC, with an additional $8 million through the dissolution of the Sutton Ethanol Joint Venture. We will have to raise significantly more capital and secure a significant amount of debt to complete our business plan and continue as a going concern. We have one biodiesel production facility in operation that began selling biodiesel to the domestic Indian market in November 2008. Cashflow from the biodiesel plant will likely be insufficient to allow for the completion of our business plan in fiscal 2010.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management believes that it will be able to raise additional capital through equity offerings and debt financings. Should we not be able to raise enough capital, the Company may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value to generate cash to continue our business plan and may incur additional impairment related to these assets or possibly discontinue operations. Until such additional capital is raised, we are dependent on financing from a related party, see “Note 6. Debt”, under a revolving line of credit that has reached its limit. We have also arranged extended terms with our trade creditors. Our goal is to raise additional funds needed to construct and operate next generation ethanol and biodiesel facilities through stock offerings and debt financings. There can be no assurance that additional financing will be available on terms satisfactory to us. The accompanying financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that may result should we be unable to continue as a going concern.

3.  Inventory

Inventory consists of the following:

	June 30, 2010	December 31, 2009
Raw materials	$142,902	$389,442
Work-in-progress	63,388	77,123
Finished goods	208,447	126,896
Total inventory	$414,737	$593,461

For the three and six months ended June 30, 2010, we expensed $193,141 and $237,328, respectively, in connection with the write-down of inventory to reflect market value below cost.  For the three and six months ended June 30, 2009, we expensed $190,293 and $359,715, respectively in connection with the write-down of inventory to reflect market value below cost.

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2010	2009
Land	$3,360,059	$3,358,569
Buildings	11,791,988	11,828,545
Furniture and fixtures	100,887	126,718
Machinery and equipment	886,573	924,964
Construction in progress	3,222,144	3,155,001
Total gross property, plant & equipment	19,361,651	19,393,797
Less accumulated depreciation	(1,306,656)	(945,922)
Total net property, plant & equipment	$18,054,995	$18,447,875

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and six months ended June 30, 2010, we recorded $238,248 and $428,926, respectively, in depreciation expense. During the three and six months ended June 30, 2009 we recorded $190,293 and $359,715 respectively, in depreciation expense.  No interest was capitalized during the three months ended three June 30, 2010 or 2009.

Components of construction in progress include $2,934,550 related to our India biodiesel pretreatment and glycerin facility, and $287,594 related to the development of our Sutton property (held for future development of a next generation cellulosic ethanol facility).  The estimated cost to complete construction of the pretreatment and glycerin facility is $1,000,000.  Commitments for approximately $17,237 under construction contracts, purchase orders and other short term contracts were outstanding at June 30, 2010.

Our property, plant and equipment represent approximately 95% of the carrying value of total assets.  Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.   With respect to our biodiesel facility in India, which comprises more than 80% of the carrying value of total assets, we develop various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset.  In our estimate we have factored in the increasing demand for biodiesel in Europe and in India based on government regulations requiring the use of renewable fuels by the Government of India and many of the European Union member states.   We have noted the increasing blending obligations in 2010 in some European counties including Bulgaria, France, Germany, Hungary, Poland, Portugal, the Netherlands, Slovakia, Spain, Sweden and the United Kingdom.   We have also made our forecast based on the current prices of fuel and feedstock commodities which currently are forecasted to provide gross production margins; however, our gross margins depend principally on the spread between feedstock and biodiesel prices and this spread has fluctuated significantly in recent months as well as the adoption of certain governmental policies, principally in India.  The determination of estimated future cash flows is highly uncertain in the current economic environment.   Further, as our biodiesel facility in India has been in operation for less than two years and to date has operated at about 10% of its production capacity, we believe our assumptions regarding future cash flows and in turn the carrying value of our biodiesel facility represent a significant estimate in the preparation of our consolidated financial statements.  The revenues generated at our biodiesel facility in the second quarter ended June 30, 2010 ($1,805,710) were greater than the revenue generated in the second quarter ended June 30, 2009 (prior year) ($994,462); however, we incurred a gross loss on revenues of $135,964 in the current quarter as compared to a gross loss of $103,295 in the second quarter of the prior year.  Our 2010 internal forecast calls for revenues and gross profit to increase significantly during the year as we seek to execute on our business plan.  We are currently reevaluating our internal forecast, particularly in light of the slower than expected adoption of biodiesel sales in India as we are hampered by a disparity between the national biofuels policy and the State of Andhra Pradesh tax policy.  Upon the adoption of the national law by the state, we anticipate the tax disparity will lessen the price of biodiesel relative to petroleum and allow for economic blending of biodiesel with petroleum based diesel.  We are currently working with the national government to rationalize this tax structure, but cannot predict the timing or outcome of these governmental policy changes.  We are also marketing our biodiesel product to an industrial customer, and have hired a sales staff to promote this activity.  We will continue to monitor both the adoption of the national law by the state and our ability to attract an industrial customer and reevaluate our internal forecast.   If we are unable to successfully execute on our business plan by increasing our revenue and gross profit to existing customers, by developing a secondary market with industrial customers or by the adoption of the national law by the State of Andhra Pradesh we will need to revise downward our assumptions regarding the estimated future cash flows expected to be generated from this facility and such revisions could have a material effect on our assessment of the recoverability of this asset.  It is at least reasonably possible that changes to the assumptions regarding the estimated future cash flows expected to be generated from this facility will result in an impairment charge (write down) of the carrying value of the biodiesel facility and such impairment charge could be material to our financial statements.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Other Current Assets, Other Assets and Other Current Liabilities

Other current assets and other assets consists of foreign input tax credits, restricted cash, payments for land options for possible future ethanol plants, supplier deposits and other prepayments.

	June 30, 2010	December 31, 2009
Current
Short term deposits	$164,802	$56,221
Foreign input credits	223,436	256,124
Other	41,098	57,323
	$429,336	$369,668
Long Term
Restricted cash	$––	$10,744
Deposits	32,836	38,600
	$32,836	$49,344

Foreign input and custom duty credits represent payment of tax to governmental agencies where the Company expects to receive reimbursement upon the filing of returns or the application of these funds to reduce the payment of future taxes.
Other current liabilities consist of accrued:

	June 30, 2010	December 31, 2009
Vacation and wages	$926,857	$655,821
Duty and service tax	558,947	660,571
Termination fee	600,000	600,000
Legal fees	392,987	425,475
Repurchase obligations	332,505	304,029
Other	532,436	671,035
	$3,343,730	$3,316,931

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Debt

Debt consists of the following:

	June 30, 2010	December 31, 2009
Revolving line of credit (related party)	$5,261,953	$4,250,031
Total long term debt	5,261,953	4,250,031
Senior secured note, including accrued interest of $1,355,251 and $1,017,701 less deferred issuance costs of $0 and $583,985	7,005,251	6,083,716
Unsecured working capital loan	44,078	326,234
Current portion of secured term loan	4,717,738	4,391,512
Total current debt	11,767,067	10,801,462
Total debt	$17,029,020	$15,051,493

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

On December 10, 2009, we entered into an amendment to the note with Third Eye Capital Corporation extending the note maturity date until June 30, 2010 and waiving covenant defaults.   The amended note bears interest at 10%.  We evaluated the loan modification under ASC 470-50 and ASC 470-60 and determined that the amendment represented a non-troubled debt modification under ASC 470- 50, in which the original and new debt instrument are not substantially different, accordingly, fees between the debtor and creditor have been reflected as a reduction to the carrying value of the debt and will amortized ratably over the seven month term of the debt.    Fees of $350,000 were incurred to extend the maturity and fees of $300,000 were incurred to waive the financial covenant defaults.  At June 30, 2010 and December 31, 2009, we recorded deferred issuance costs of $0 and $583,985, respectively.  The facility is currently in default due to the passage of the maturity repayment date.  We are currently in discussions with the Purchaser with regards to an amendment to the Note and Warrant Purchase Agreement for the modification of terms.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The principal payment scheduled for June, September and December 2009, and March and June 2010 were not made and in the event of default of payment of any installment of principal payments, the term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On October 7, 2009, UBPL received a demand notice from the State Bank of India.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009.  As of June 30, 2010, UBPL was in default on ten months of interest, four principal repayments, asset coverage ratio and debt service coverage ratio.  Additional provisions of default include the bank having the unqualified right to disclose or publish our company name and our directors names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan since the principal payments are in default in June 2009.  As a result we have classified the entire loan amount as current.  We are currently in discussions with the bank with regards to an amendment to the Agreement of Loan for Overall Limit for the modification of terms.

Revolving line of credit – related party.  On August 17, 2009, International Biodiesel, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into a Revolving Line of Credit Agreement with Mr.  Cagan, (the “Lender”), for $5,000,000.  The $5,000,000 Revolving Line of Credit is secured by accounts, investments, intellectual property, securities and other collateral of AE Biofuels, Inc. excluding the collateral securing our obligations under the Note and Warrant Purchase Agreement with Third Eye Capital Corporation and Third Eye Capital ABL Opportunities Fund and the collateral securing our obligations under the Secured Term Loan with the State Bank of India.  The $5,000,000 Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2011, at which time the outstanding advances under the Revolving Line of Credit together with any accrued interest and other unpaid charges or fees will become due.  Upon certain events, one of which is the default on certain other debt facilities, the Lender may declare a default upon 10 days prior written notice.  Upon an event of default, the Lender may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment.  We used the new Revolving Line of Credit Agreement to satisfy the outstanding balance under the unsecured revolving line of credit facility with a limit of $3,500,000 in August 2009.   At June 30, 2010, a total of $5,261,953, including accrued interest, was outstanding under the $5,000,000 Revolving Line of Credit, dated August 17, 2009.  The credit facility allows for the draw of principal in the amount of $5,000,000, of which $4,615,992 in principal draws were outstanding at June 30, 2010.  All outstanding principal and accrued interest is due and payable on July 1, 2011.

Note payable. – related party.  On January 30, 2010, AE Advanced Fuels Keyes, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into an Unsecured Promissory Note with Mr. Cagan for $1,600,000 as bridge financing for the repair and retrofit activities at the Keyes plant.  The note bears no interest.  In partial consideration for this loan, we agreed to issue 600,000 shares of common stock to Mr. Cagan.  At our option, this note is payable in whole or part at any time.  During the six months ended June 30, 2010, we borrowed and repaid $1,600,000 under this credit facility.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating agreement.  In November 2008, we entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement Secunderabad agreed to provide us with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad, currently at 15%.  During the three and six months ended June 30, 2010, we settled on profit/(loss) with Secunderabad in the amount of approximately $(1,523) and $30,169, respectively, under the agreement and approximately $10,368 and $17,585, respectively, in interest for working capital funding.  During the three and six months ended June 30, 2009 the Company paid Secunderabad approximately $10,427 and $80,134, respectively, under the agreement and approximately $6,240 and $7,446, respectively, in interest for working capital funding.   At June 30, 2010 and December 31, 2009 we had $44,078 and $326,234 outstanding under this agreement, respectively, and included as current short term borrowings on the balance sheet.

7.  Operating Leases

We, through our subsidiaries, have non-cancelable operating leases for office space in Cupertino and Hyderabad, India.  These leases expire at various dates through May 31, 2012.  The Company records rent expense on a straight line basis.

Future minimum operating lease payments as of June 30, 2010, are:

Rental Payments
2010	$135,385
2011	270,673
2012	115,475
Total	$521,533

For the three and six months ended June 30, 2010 we paid rent under operating leases of $59,818 and $119,199, respectively and for the three and six months ended June 30 2009, we paid $65,732 and $ 133,295, respectively.

In July, 2009, we entered into a sublease agreement with Solargen Energy, Inc. for approximately 3,000 square feet of leased space.  For the three and six months ended June 30, 2010, we invoiced, collected and offset as rent expense $21,418 under this agreement and $42,836.  The future minimum lease payments above exclude collections of rent under this sublease agreement.  See “Note 14.  Related Party Transactions.”

On December 1, 2009, we entered into a  project agreement and lease for a 55 million gallon nameplate ethanol facility located in Keyes, California with a lease term of 36 months at a monthly lease payment of $250,000 (an aggregate of $9,000,000 over the expected lease term). This lease is effective upon substantial completion of the retrofit and restart activities, which is contingent upon obtaining sufficient financing to fund the retrofit and restart activities, which has yet to occur. There can be no assurances that we will be able to obtain such financing in order to complete the retrofit and restart activities. Under the project agreement, we received a contribution of $500,000 towards certain costs of the project and are required to complete certain repair and retrofit activities prior to commencement of the lease.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Stockholder’s Equity

Significant terms of the designated preferred stock are as follows:

Voting.  Holders of our Series B preferred stock are entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series B preferred stock held by such holder could be converted as of the record date.  Cumulative voting with respect to the election of directors is not allowed.  Currently each share of Series B preferred stock is entitled to one vote per share of Series B preferred stock.  In addition, without obtaining the approval of the holders of a majority of the outstanding preferred stock, the Company cannot:

●	Increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B preferred stock;

●	Effect an exchange, reclassification, or cancellation of all or a part of the Series B preferred stock, including a reverse stock split, but excluding a stock split;

●	Effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series B preferred stock; or

●	Alter or change the rights, preferences or privileges of the shares of Series B preferred stock so as to affect adversely the shares of such series.

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

Mandatorily Redeemable Series B preferred stock.  In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 we reclassified 583,334 shares with an original purchase price of $1,750,002 out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders equity by the same amount to reflect our estimated obligations with respect to this matter.  See “Note 16. Contingent Liabilities.”

Common Stock

On October 6, 2008, the Company and TIC cancelled their Strategic Alliance Agreement and TIC agreed to return 4,000,000 shares of our common stock for a total payment of $500,000 of which $234,419 was paid to TIC upon the parties’ entry into the agreement and $265,581 was payable on or before December 30, 2008.  Upon cancellation of the agreement, TIC returned 1,880,000 shares and will return the remaining 2,120,000 shares upon the receipt of the final payment.  In the event the final payment is not received on or before December 30, 2009, interest shall begin to accrue at the annual rate of 18% until paid in full.  At June 30, 2010, the Company had not made the payment required under the agreement.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

A summary of warrant activity for placement warrants for the three months ended June 30, 2010 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2009	666,587	$3.00	666,587	2.56
Granted	—	—	—
Exercised	—	—	—
Outstanding, June 30, 2010	666,587	3.00	666,587	2.06

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

10.  Stock-Based Compensation

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

The following is a summary of options granted under the 2007 Stock Plan:

	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price
Balance as of December 31, 2008	1,490,500	2,509,500	$3.24
Authorized	882,410
Granted	(2,884,000)	2,884,000	0.16
Exercised	—	—	—
Forfeited	696,500	(696,500)	3.14
Balance as of December 31, 2009	185,410	4,697,000	1.37
Authorized	908,734
Granted	(1,490,000)	1,490,000	0.21
Exercised	—	—	—
Forfeited	600,000	(600,000)	1.43
Balance as of June 30, 2010	204,144	5,587,000	1.05

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average remaining contractual term at June 30, 2010 was 4.04 years.  The aggregate intrinsic value of the shares outstanding at June 30, 2010 is $0.  The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price at June 30, 2010 of $0.10, over the options holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date.  The weighted average grant date fair value of these awards issued during the six months ended June 30, 2010 is $0.07.

Included in the table above are 857,000 options issued to consultants in November 2007, June 2008, May 2009, August 2009 and March 2010.  These options had an exercise price of $3.00, $3.70, $0.16,  $0.15, and $0.21, respectively, and generally vest over 3 years.  At December 31, 2009 the weighted average remaining contractual term was 3.15 years.  We recorded an expense for the three and six months ended June 30, 2010 in the amount of $8,000 and $19,477, respectively,  and for the three and six months ended June 30, 2009 in the amount of $27 and $3,270 respectively.which reflects periodic fair value remeasurement of outstanding consultant options under ASC 505-50-30, “Equity-Based Payment for Non-Employees Initial Measurement”, (formerly Emerging Issues Task Force, or EITF, No.  96-18, “Accounting for Equity Instruments that are issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,”).  The valuation using the Black-Scholes-Merton model is based upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options).  We record the expense related to consultant options using the accelerated expense pattern prescribed in ASC 505-50-30.  Options outstanding that have vested or are unvested of June 30, 2010 are as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value1
Vested	3,498,583	$1.36	2.14	$—
Unvested	2,088,417	$0.43	2.22	—
Total	5,587,000	$1.79	2.18	$—
———————
(1)       Based on the $0.10 closing price of AE Biofuels stock on June 30, 2010, as reported on the Over-the-Counter Bulletin Board, options had no aggregate intrinsic value.

Valuation and Expense Information

We incurred non-cash stock compensation expense of $69,175 and $169,687during the three and six months ended June 30, 2010 respectively, for options granted to our general and administrative employees and consultants.  We incurred non-cash stock compensation expense of $284,287 and $452,274 for the three and six months ended June 30, 2009, respectively, for options granted to our general and administrative employees and consultants.  All stock option expense was classified as general and administrative expense.

As of June 30, 2010 and 2009, we held $194,275 and $591,219, respectively, of total unrecognized compensation expenses under ASC Section 715-20-50, “Compensation – Retirement Benefits Defined Benefit Plan-General Disclosure” net of estimated forfeitures, related to stock options that we will amortize over the next four fiscal years.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  Acquisitions, Divestitures and Joint Ventures

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

Technology Company Formation.  On February 28, 2007, we acquired a 51% interest in Energy Enzymes, Inc.  We have the right to acquire the remaining 49% for 1,000,000 shares of our common stock upon the fulfillment of certain performance milestones or at our option to waive certain performance milestones.  The performance milestones had not been met as of June 30, 2010.  In accordance with ASC Section 810-10-65, “Transition and Open Effective Date Information”, we attributed net loss to Energy Enzymes, Inc. beginning at the date of adoption of ASC Section 810-10-65 in our consolidated statement of operations and recorded the minority interest to non-controlling interest in the stockholders equity section of our balance sheet.  The equity attributable to the Company and to the non-controlling interest in Energy Enzymes, Inc. for the six months ended June 30, 2010 and 2009 are as follows:

	For the six months ended June 30, 2010			For the six months ended June, 2009
	Parent	Noncontrolling Interest	Consolidated	Parent	Noncontrolling Interest	Consolidated
December 31, Accumulated deficit	$(1,803,799)	$(362,375)	$(2,166,174)	$(1,426,633)	$––	$(1,426,633)
Attributable net loss	(129,732)	(124,645)	(254,377)	(243,447)	(176,253)	(419,700)
June 30, Accumulated deficit	$(1,933,531)	$(487,020)	$(2,420,551)	$(1,670,080)	$(176,253)	$(1,846,333)

Operating Agreement.  In November 2008, we entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement Secunderabad agreed to provide us with plant operational expertise on an as-needed basis and working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad.  In return, we agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit.  In the event that our biodiesel facility operates at a loss, Secunderabad owes us 30% of the losses.  The agreement can be terminated by either party at any time without penalty.  During the three and six months ended June 30, 2010, we settled on profit/(loss) with Secunderabad in the amount of approximately $(1,523) and $30,169, respectively, under the agreement and approximately $10,368 and $17,585, respectively, in interest for working capital funding.  During the three and six months ended June 30, 2009 the Company paid Secunderabad approximately $10,427 and $80,134, respectively, under the agreement and approximately $6,240 and $7,446, respectively, in interest for working capital funding.   At June 30, 2010 and December 31, 2009 we had $44,078 and $326,234 outstanding under this agreement, respectively, and included as current short term borrowings on the balance sheet.

On January 23, 2008, International Biofuels, Ltd. agreed to end the joint venture with Acalmar Oils and Fats, Ltd.  including termination of Acalmar’s right to own or receive any ownership interest in the joint venture.  The total cancellation price payable by International Biofuels was $900,000 and is classified in our 2008 Statement of Operations as a shareholder agreement cancellation payment.  For the year ended December 31, 2008, $300,000 was paid to Acalmar by the Company, reducing the remaining balance due to Acalmar to $600,000 at December 31, 2008.   The balance remained at $600,000 as of June 30, 2010.

12.  Commitments

Construction Contracts

We contracted with Desmet Ballestra India Pvt. Ltd. to build a glycerin refinery and pre-treatment plant at our existing biodiesel plant in Kakinada. At June 30, 2010 and December 31, 2009, commitments under construction contracts were outstanding for approximately $60,773 and $60,654, respectively. Commitments under purchase orders and other short term construction contracts were $17,237 at June 30, 2010.

Derivative Instruments

ASC 815 (SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings.

The Company does not use derivative instruments for speculative or trading purposes. Beginning in the quarter ended June 30, 2010, the Company first entered into certain derivative instruments in order to manage exposures related to commodity price fluctuations associated with the Company’s purchase of crude palm oil at its Indian subsidiary.  The Company currently uses commodity forward contracts (“forwards”), which minimize commodity price risks from changes in crude palm oil prices.  These derivatives have no hedging designation; accordingly, the derivatives are marked-to-market at each balance sheet date and any gain or loss is recognized in other income/expense in the statement of operations.  The amount of derivative fair values in the balance sheet is included in other current assets and/or other current liabilities, respectively.

As of June 30, 2010, the Company had $3,021,140 (which approximates fair value at June 30, 2010) of commodity forward contracts outstanding.  To date the gain/loss on commodity derivatives through June 30, 2010 have been immaterial.

The forwards have maturities of less than one year (and generally have maturities of up to 90 days) and require the Company to exchange commodities at specified dates and rates. The Company considers the credit risk related to the forwards to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  Segment Information

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

The “India” operating segment encompasses the Company’s 50 MGY nameplate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.  The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.  For the three and six months ended June 30, 2008, revenues from our Indian operations were 100% of total net revenues.  Indian revenues consist of sales of biodiesel produced by our plant in Kakinada to customers in India.  The majority of the Company’s assets as of June 30, 2008 were attributable to its Indian operations.

The “North America” operating segment includes our leased plant in Keyes, CA, our cellulosic ethanol commercial demonstration facility in Butte, MT, and our land held for future ethanol plant development in Sutton, NE and in Danville, IL.  The Company used the Montana demonstration facility to commercialize its proprietary enzymatic and cellulosic technology until June 2010, when the landlord sold the building and terminated our lease. The equipment from this plant was moved to a storage location, and upon commencement of the lease for the plant in Keyes, CA, we anticipate reestablishing the facility in California.  As our technology gains market acceptance, this business segment will include our domestic commercial application of the cellulosic technology, our plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, executive compensation and other corporate expenses.

Summarized financial information by reportable segment for the three and six months ended June 30, 2010, based on the internal management system, is as follows:

Statement of Operations Data	For the Six months ended June 2010	For the Three months ended June 2010
Revenues
India	$4,042,548	$1,805,710
North America	—	—
Other	—	—
Total revenues	$4,042,548	$1,805,710

Cost of goods sold
India	$4,151,267	1,941,674
North America	—	—
Other	—	—
Total cost of goods sold	$4,151,267	$1,941,674

Gross profit (loss)
India	$(108,719)	$(135,964)
North America	—	—
Other	—	—
Total gross profit (loss)	$(108,719)	$(135,964)

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended June 30, 2010 all of our revenues were from sales to external customers in our India segment.  During the three months ended June 30, 2010, two customer accounted for approximately 24% of our consolidated revenue.  During the six months ended June 30, 2010, one customer accounted for approximately 12% of our consolidated revenue.   No other single customer accounted for more than 10% of our consolidated revenues.  All sales during the three months six months ended June 30, 2010 were made into the domestic India market.

Balance Sheet Data	June 30, 2010	December 31, 2009
Total Assets
India	$15,774,242	$16,224,300
North America (United States)	3,172,719	3,250,827
Other	47,986	91,091
Total Assets	$18,994,947	$19,566,218

14.  Related Party Transactions

Description of Agreements with Related Parties

Laird Cagan, a former member of the Company’s board of directors and a significant stockholder, provides us with a $5,000,000 secured revolving line of credit.  The secured revolver line of credit was entered into on August 17, 2009 and the initial draw was made to pay off the previous unsecured revolving line of credit.   At June 30,2010, a total of $4,615,992 , plus accrued interest of $645,961 was outstanding under these credit facilities which accrues interest at 10% interest per annum.  All outstanding principal and accrued interest under the secured revolving line of credit is due and payable on July 1, 2011.

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

We pay Eric A.  McAfee, the Company’s Chief Executive Officer and Chairman of the board of directors, a salary of $10,000 per month for services rendered as our President and CEO.  For each of the three and six months ended June 30, 2010 and 2009, we paid or accrued Mr. McAfee $30,000 and $ 60,000 respectively, pursuant to this agreement.  As of June 30, 2010, the Company owed Mr. McAfee $220,000 under the terms of this agreement.

We are billed by McAfee Capital for certain expense reimbursements, principally in connection with services provided by Eric A.  McAfee and his administrative personnel.   For the three and six months ended June 30, 2010, we paid McAfee Capital $6,157 and $21,558, respectively and for the three and six months ended June 30, 2009, we paid McAfee Capital $ 6,278 and 7,917 respectively.   Eric A.  McAfee, an officer and member of our board of directors, owns 100% of McAfee Capital.   The Company owes McAfee Capital $52,865 under the terms of this agreement.

In July, 2009, we entered into a sublease agreement with Solargen Energy, Inc.  for approximately 3,000 square feet of leased space.   Eric McAfee is also a member of the Board of Directors and a significant shareholder of Solargen, Energy, Inc.   Michael Peterson, a member of our Board of Directors is also the Chief Executive Officer of Solargen, Energy, Inc.   For the six months  ended June 30, 2010, we invoiced, collected and offset as rent expense $71,438   under this agreement in addition to a prepayment of $11,876 we received for April rent.   The future minimum lease payments above exclude collections of rents under this sublease agreement.   See Note 7 Operating Leases.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.  Income Tax

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

We do not provide for U.S. income taxes for any undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.   At June 30, 2010, these undistributed earnings (losses) totaled approximately $5,723,356.  Some countries in which our subsidiaries are located may impose withholding taxes on distributed earnings.  However, due to our overall deficit in foreign cumulative earnings and our U.S. loss position, we do not believe a material net unrecognized U.S. deferred tax liability exists.

We recognize the tax benefits from uncertain tax positions in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position.  Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.  This determination requires a high degree of judgment and estimation.  We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts.  We do not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months.  As of June 30, 2010, our uncertain tax positions were not significant.

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

On June 2, 2008 the case was transferred to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada.  On or about October 7, 2009, the Court entered a judgment awarding damages in the amount of $1,750,002 plus accrued interest to Cordillera.  On October 19, 2009, the Company filed a Notice of Appeal of the judgment.  This appeal is still pending.   The amount of the judgment was accrued at December 31, 2009.  See “Note 8. Stockholder’s Equity.”

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.  Fair Value of Financial Instruments and Related Measurement

Fair value, as defined in ASC Topic 820-10, “Fair Value Measurements and Disclosures”, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value of an asset should reflect its highest and best use by market participants, whether using an in-use or an in-exchange valuation premise.  The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2010, are as follows:

Fair Value Measurement - Recurring Basis

		Fair Value Measurements
	Carrying Amount at June 30, 2010	Level 1	Level 2		Level 3
Assets
Cash and time deposits	$23,144	$23,144		$––	$––
Total	$23,144	$23,144	$		$––

Fair Value Measurement - Nonrecurring Basis

The Company performs impairment tests under the guidance of ASC 360-10, “Property, Plant, and Equipment”, whenever there are indicators of impairment.  The Company would recognize an impairment loss only if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and would measure an impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flows projections.  As of and for the six month period ended June 30, 2010 and 2009, the Company made no fari value measurements on a non recurring basis with respect to its asset and liabilities. The Company estimated the fair value of its idle land holdings in Illinois and Nebraska by using available market prices based on recent market appraisals (level 2 inputs).

18.  Subsequent Events.

Revolving line of credit – related party. During July 2010, the Company borrowed an additional $182,000 under the $5,000,000 revolving line of credit facility provided by Laird Cagan, a former director and significant shareholder. The terms on the note allow for borrowings of principal in the amount of $5,000,000.  These draws extend the line of credit to $4,795,992 in principal draws plus accrued interest.  See Notes 6 and 14 above.

On July 7, 2010 we issued 100,000 shares of common stock to consultants in exchange for services rendered.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

The Company’s goal is to be a leader in the production of next-generation fuels to meet the increasing demand for renewable transportation fuels, and to reduce dependence on petroleum-based energy sources in an environmentally responsible manner. We have raised approximately $31.8 million to date through the sales of our preferred stock and approximately $17 million through debt facilities to fund our operations since our inception in late 2005. To date, we have used these funds to (i) construct and operate a 50 MGY biodiesel manufacturing facility in Kakinada, India, (ii) purchase land and land options for the development of ethanol and/or next generation ethanol plants in the United States, (iii) develop, draft and submit three patents on proprietary, patent-pending enzyme technology, (iv) construct a portion of a glycerin refining and vegetable oil pretreatment facility at our Kakinada plant, (v) commercialize our proprietary, patent-pending enzyme technology, including the construction and operation of our next-generation cellulose ethanol demonstration facility in Butte, MT, and (vi) signed a lease and began a repair and retrofit of a 55 MGPY ethanol plant in Keyes, CA.

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

Our integrated starch-cellulose technology addresses the requirement for commercially viable uses of non-food feedstock to complement existing feedstock sources to meet the worldwide demand for ethanol. Our strategy for the commercialization of our integrated cellulose and starch process includes: (i) acquiring existing starch (corn) ethanol plants and retrofitting them with our cellulosic technology, (ii) establishing joint ventures with existing ethanol plants (including corn ethanol plants in the U.S. and sugarcane ethanol plants in Brazil and India), (iii) constructing and operating standalone cellulosic ethanol facilities, and (iv) licensing our proprietary technology to ethanol plants in the U.S., Brazil and India.

Our revenues during the period covered by this Report consist of sales of biodiesel to retail distributor, fleet customers, industrial customers and to governmental agencies in India.  We also sold glycerin and excess stearin to customers in India. We receive the order and payment on the majority of our sales before distribution of the product. Payment on sales to customers outside of India is in the form of non-recourse secured letters of credit. We sell our product primarily through our inside sales force and through outside sales brokers. We have not sold products on a consignment basis. We have the ability to generate additional revenue through the sale of crude glycerin, the by-product from the biodiesel production process. During the six months ended June 30, 2010, we sold 401 metric tons of crude glycerin compared to 106 metric tons of glycerin during the six months ended June 30, 2009. Our cost of revenues consists of feedstock, chemicals and plant overhead. Depending upon the costs of these products in comparison to the sales price of the biodiesel, our gross margins can vary from positive to negative. Overhead expenses include direct and indirect costs associated with the biodiesel production at our Kakinada plant, plant utilities, maintenance, insurance, depreciation and freight. We produced 4,761 metric tons of biodiesel during the first six months of 2010 and sold 4,810 metric tons of biodiesel which was 6% of our total plant capacity for the six months ended June 30, 2010.

During the six months ended June 30, 2010, we operated our biodiesel plant in India; however, our current operations are constrained by limited working capital and the lack of widespread market acceptance of biodiesel in India. We believe that we can continue to increase sales of biodiesel in 2010; however, the domestic Indian market must continue to increase acceptance of biodiesel and the margins between the feedstock costs and the biodiesel sales price must remain positive in order for us to have positive gross margins in 2010. Our primary domestic markets are fuels for transportation and industrial consumption. We are currently pursuing orders with both types of customers.

Our ability to sell biodiesel in the India market is hampered by a disparity between the national biofuels policy and State of Andhra Pradesh tax policy.  Upon the adoption of the national law by the state, we anticipate the tax disparity will lessen the price of biodiesel relative to petroleum and allow for economic blending of biodiesel with petroleum based diesel.  We are currently working with the national government to rationalize this tax structure, but cannot predict the timing or outcome of these governmental policy changes.  We expect the market for next generation cellulosic ethanol to continue to grow in the United States due to a focus toward reducing reliance on petroleum based fuel and due to increased cellulosic ethanol mandates specified by the updated Renewable Fuel Standard (RFS 2). At the outset of 2010, we believed that we could begin generating revenues through the commercialization of our cellulosic ethanol technology and associated Renewable Identification Number (RIN’s) in 2010; however, we have not been able to generate revenues from this technology thus far.

Our cash and cash equivalents balance was $23,144 as of June 30, 2010, of which $3,865 was held in our domestic entities and $19,279 was held in foreign subsidiaries. Our current ratio as of June 30, 2010 was 0.04 compared to a current ratio of 0.06 as of December 31, 2009. We ended June 30, 2010 with limited working capital resources and we will need to raise additional working capital in 2010 in order to achieve our goals in India and the U.S. Due to the global financial crisis during the past twelve months, obtaining working capital through commercial banks or through other means is a significant challenge and we cannot be assured we will be able to obtain additional working capital and therefore be successful in 2010. Should the Company not be able to raise enough equity or debt financing, it may be forced to sell all or a portion of its existing biodiesel facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

For the three months ended June 30, 2010, substantially all of our revenues were derived from the sale of biodiesel from our India segment.

We recognize revenue upon shipment of product as payments are generally made in advance and we do not offer any right of return. On export orders, we deliver our product FOB shipping point and receive a non-recourse letter of credit at delivery. At June 30, 2010 we held accounts receivable of $5,235 from two of our more significant customers. Our average domestic sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. We have several domestic customers who take delivery of biodiesel on a daily basis. During the three months ended June 30, 2010 we made all of our sales to customers within India.

Cost of Revenues

Our cost of revenues consists of fixed costs, including utilities, supplies, insurance, property taxes, depreciation and indirect labor compensation. Variable costs include direct labor compensation and direct material costs. The largest component of the cost of revenues is the palm oil or palm stearin feedstock for the biodiesel production process. The price of palm oil and palm stearin is influenced by general economic, market and regulatory factors. These factors include local and global supply and demand, weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade. The price at which we sell our biodiesel in India is generally indexed to the price of petroleum diesel, which is set by the Indian government, the lack of correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. The cost of palm oil or palm stearin has fluctuated significantly in recent periods; however, for the three months ended June 30, 2010, the commodity markets proved to be reasonably stable.  At the end of this quarter, the India government raised the price of petroleum diesel as a move towards a free market price system.  However, during the quarter, we experienced an increased price for our stearin resulting in a lower gross margin than in the three months ended June 30, 2009. The price pressure of stearin increasing faster than the price of petroleum diesel, and likewise, the price we receive in the market caused our gross margin to fall from a gross profit loss of $103,295 for the three months ended June 30, 2009 to  a gross profit loss of $135,964 for the three months ended June 30, 2010.

We exited the three months ended June 30, 2010 with 479 metric tons of biodiesel, which at current sales levels represents approximately three weeks of sales. During the three months ended June 30, 2010, we recognized $190,293 in inventory adjustments attributable to lower of cost or market valuation. All of our cost of revenues was located in our India segment.

Expenses

Research and Development Expenses. The principal area of spending for research and development is our integrated cellulose and starch ethanol commercial demonstration facility in Butte, MT. We incurred expenses of $109,847 and $49,960 during the three months ended June 30, 2010 and 2009, respectively. The largest component of the expenses for the three months ended June 30, 2010 was $56,438 related to charges for disposed equipment from the disassembly and storage of our facility in Butte, MT. The second largest component for the three months ended June 30, 2010 was $24,693 for professional services compared to $7,406 for the three months ended June 30, 2009.  We charged $17,127 of depreciation to research and development for the three months ended June 30, 2010, as compared to $17,571 in the prior year. All of our research and development expenses were incurred in the North America segment.

Selling, General and Administrative Expenses. Principal areas of spending for general and administrative expenses are in the areas of employee compensation, professional services, travel, depreciation, and office expenses, including rent.

We summarize our spending within the North America segment into eight components as follows:

	For the Three Months Ended June 30,
	2010	2009
	%	%
Salaries, wages and compensation	57	55
Supplies and services	4	4
Repair and maintenance	––	––
Taxes, insurance, rent and utilities	17	13
Professional services	20	26
Depreciation and amortization	––	1
Travel and entertainment	2	1
Miscellaneous expense	––	––
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related stock compensation. For the three months ended June 30, 2010 and 2009, the number of United States employees rose from 12 to 14 employees. Compensation expense decreased from $708,348 for the three months ended June 30, 2009 to $587,761 for the three months ended June 30, 2010. The decrease was principally driven by a change in the mix of employees that includes fewer executive level employees and by lower non-cash, stock compensation of $69,175 for the three months ended June 30, 2010 compared to non-cash, stock compensation of $284,287 recorded during the same period of 2009.

The second largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the three months ended June 30, 2010, we spent $207,740 on professional services including a non-cash stock compensation charge of $8,000 for stock grants to key consultants and advisors. For the three months ended June 30, 2009, we spent approximately $333,887 on professional services of which $27 was posted as non-cash stock-based compensation. The decrease from the prior year is attributable to a reduction in spending on all professional fees, including legal and financial advisory fees.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. This category also includes licenses and permits as well as penalties and interest. The taxes included in this item are non-income based taxes. For the three months ended June 30, 2010 most of the $182,304 was spent on rent, utilities and insurance. This level of spending is slightly higher than the $151,560 spent during the three months ended June 30, 2009 due to the insurance costs associated with our project in Keyes, California.

During the three months ended June 30, 2010, we incurred some selling and marketing expenses related to our biodiesel sales, which consisted primarily of salaries, commissions and benefits related to sales and marketing personnel and sales brokers; travel and other out-of-pocket expenses, and facilities costs and other related overhead. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. At this time, these costs are small and accordingly we have included them in general and administrative.

We summarize our spending within the India segment into eight components as follows:

	For the Three Months Ended June 30,
	2010	2009
	%	%
Salaries, wages and compensation	15	3
Supplies and services	6	1
Repair and maintenance	––	5
Taxes, insurance, rent and utilities	32	2
Professional services	11	82
Depreciation and amortization	15	2
Travel and entertainment	15	4
Miscellaneous expense	6	1
Total	100	100

Our India segment incurred selling, general and administrative expenses of $71,233 for the three months ended June 30, 2010.  The largest component of selling, general and administrative expense is attributable to costs associated with rent due to the renting of a guesthouse facility for traveling guests and executive in 2010. the operational support agreement with Secunderabad Oil, which were $67,198 for the three months ended March 31, 2010. The second largest component is salaries, wages and compensation attributable to the employment of 44 employees. The largest change between the three months ended June 30, 2010 and 2009 was in professional services due to an unusual charge of $358,169 with a legal firm in connection with fund raising during the three months ended June 30, 2009.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. Currently, the debt facility for Universal Biofuels Pvt. Ltd. accrues interest at the default rate of interest. We incurred interest expense of $917,037 for the three months ended June 30, 2010 compared to $602,694 for the three months ended June 30, 2009.  This increase in interest expense is due to higher outstanding balances on the debt facilities and higher deferred issuance costs than in the same period of the prior year. We did not capitalize any interest during the three months ended June 30, 2010 and 2009.

●
Interest income is earned on excess cash. Due to low levels of cash during the three months ended June 30, 2010, and 2009, our interest income remained at low levels of $1,914 and $6,089, respectively.

●	Other income, for both years, is attributable to renting portions our land holdings in Sutton and Danville to local farmers and renting portions of our tank storage at our plant in India.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

For the six months ended June 30, 2010, substantially all of our revenues were derived from the sale of biodiesel from our India segment.

We recognize revenue upon shipment of product as payments are generally made in advance and we do not offer any right of return. On export orders, we deliver our product FOB shipping point and receive a non-recourse letter of credit at delivery. At June 30, 2010 we held accounts receivable of $5,235 from two of our more significant customers. Our average domestic sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. We have several domestic customers who take delivery of biodiesel on a daily basis. During the six months ended June 30, 2010 we made all of our sales to customers within India.
Cost of Revenues

Our cost of revenues consists of fixed costs, including utilities, supplies, insurance, property taxes, depreciation and indirect labor compensation. Variable costs include direct labor compensation and direct material costs. The largest component of the cost of revenues is the palm oil or palm stearin feedstock for the biodiesel production process. The price of palm oil and palm stearin is influenced by general economic, market and regulatory factors. These factors include local and global supply and demand, weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade. The price at which we sell our biodiesel in India is generally indexed to the price of petroleum diesel, which is set by the Indian government, the lack of correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. The cost of palm oil or palm stearin has fluctuated significantly in recent periods; however, for the six months ended June 30, 2010, the commodity markets proved to be reasonably stable.  At the end of this quarter, the India government raised the price of petroleum diesel as a move towards a free market price system.  However, during the quarter, we experienced an increased price for our stearin resulting in a lower gross margin than in the six months ended June 30, 2009. The price pressure of stearin increasing faster than the price of petroleum diesel, and likewise, the price we receive in the market caused our gross margin to fall from a gross profit of $82,243 for the six months ended June 30, 2009 to a loss of $108,719 for the six months ended June 30, 2010.

We exited the three months ended June 30, 2010 with 479 metric tons of biodiesel, which at current sales levels represents approximately three weeks of sales. During the six months ended June 30, 2010, we recognized $237,328 in inventory adjustments attributable to lower of cost or market valuation. All of our cost of revenues was located in our India segment.

Expenses

Research and Development Expenses. The principal area of spending for research and development is our integrated cellulose and starch ethanol commercial demonstration facility in Butte, MT. We incurred expenses of $254,377and $241,574 during the six months ended June 30, 2010 and 2009, respectively. The largest component of the expenses for the six months ended June 30, 2010 was $98,326 related to salaries and wages. The second largest component for the six months ended June 30, 2010 was $56,438 related to charges for disposed equipment from the disassembly and storage of our facility in Butte, MT.  We charged $34,698 of depreciation to research and development for the six months ended June 30, 2010, as compared to $35,142 in the prior year. All of our research and development expenses were incurred in the North America segment.

Selling, General and Administrative Expenses. Principal areas of spending for general and administrative expenses are in the areas of employee compensation, professional services, travel, depreciation, and office expenses, including rent.

We summarize our spending within the North America segment into eight components as follows:

	For the Six Months Ended June 30,
	2010	2009
	%	%
Salaries, wages and compensation	52	50
Supplies and services	3	4
Repair and maintenance	––	––
Taxes, insurance, rent and utilities	17	12
Professional services	26	30
Depreciation and amortization	––	2
Travel and entertainment	2	2
Miscellaneous expense	––	––
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related stock compensation. As of June 30, 2010 and 2009, the number of United States employees rose from 12 to 14 employees. Compensation expense decreased from $1,322,912 for the six months ended June 30, 2009 to $982,602 for the six months ended June 30, 2010. The decrease was principally driven by a change in the mix of employees that includes fewer executive level employees and by lower non-cash, stock compensation of $169,803 for the six months ended June 30, 2010 compared to non-cash, stock compensation of $452,274 recorded during the same period of 2009.

The second largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the six months ended June 30, 2010, we spent $489,316 on professional services including a non-cash stock compensation charge of $19,477 for stock grants to key consultants and advisors. For the six months ended June 30, 2009, we spent approximately $787,876 on professional services of which $3,270 was posted as non-cash stock-based compensation. The decrease from the prior year is attributable to a reduction in spending on all professional fees, including legal and financial advisory fees.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. This category also includes licenses and permits as well as penalties and interest. The taxes included in this item are non-income based taxes. For the six months ended June 30, 2010 most of the $330,515 was spent on rent, utilities and insurance. This level of spending is slightly higher than the $306,926 spent during the six months ended June 30, 2009 due to the insurance costs associated with our project in Keyes, California.

During the six months ended June 30, 2010, we incurred some selling and marketing expenses related to our biodiesel sales, which consisted primarily of salaries, commissions and benefits related to sales and marketing personnel and sales brokers; travel and other out-of-pocket expenses, and facilities costs and other related overhead. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. At this time, these costs are small and accordingly we have included them in general and administrative.

We summarize our spending within the India segment into eight components as follows:

	For the Six Months Ended March 31,
	2010	2009
	%	%
Salaries, wages and compensation	10	3
Supplies and services	3	13
Repair and maintenance	3	4
Taxes, insurance, rent and utilities	15	11
Professional services	37	62
Depreciation and amortization	11	1
Travel and entertainment	15	4
Miscellaneous expense	6	2
Total	100	100

Our India segment incurred selling, general and administrative expenses of $201,842 for the six months ended June 30, 2010.  The largest component of selling, general and administrative expense is attributable to costs associated with the operational support agreement with Secunderabad Oil, which were $67,198 for the six months ended June 30, 2010 . The second largest component is  rent due to the renting of a guesthouse facility for traveling guests and executive in 2010. The largest change between the six months ended June 30, 2010 and 2009 was in professional services due to an unusual charge of $358,169 with a legal firm in connection with fund raising during the three months ended June 30, 2009.

Other Income/Expense

Other income (expense) consisted of the following items:

•
Interest expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. Currently, the debt facility for Universal Biofuels Pvt. Ltd. accrues interest at the default rate of interest. We incurred interest expense of $1,826,055 for the six months ended June 30, 2010 compared to $1,444,498 for the six months ended June 30, 2009.  This increase in interest expense is due to higher outstanding balances on the debt facilities and higher deferred issuance costs than in the same period of the prior year. We did not capitalize any interest during the six months ended June 30, 2010 and 2009.

•
Interest income is earned on excess cash. Due to low levels of cash during the three months ended June 30, 2010, and 2009, our interest income remained at low levels of $2,094 and $12,961, respectively.

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

On December 1, 2009, we entered into a lease and project agreement for a 55 million gallon nameplate ethanol facility located in Keyes, California for a term of 36 months at a monthly lease payment of $250,000 (an aggregate of $9,000,000 over the expected lease term).   Lease term and rental begin upon substantial completion of the repair and retrofit activities, determined by the mutual agreement of the parties, as required under the project agreement, which is contingent upon obtaining sufficient financing to fund the retrofit and restart activities, which has yet to occur.  We anticipate completion of the repair and retrofit activities after July 31, 2010, the deadline specified in the project agreement, and are negotiating an extension to the project agreement.  We can provide no assurances that we will be successful in negotiating an extension to this agreement or that we will be able to obtain financing to fund the repair and retrofit activities.  In connection with this agreement, we received a payment of $500,000 representing a contribution to the project company.  Upon completion of the repair and retrofit activities, we receive an additional $500,000 contribution to the project company.  During the term of the lease, we are responsible for the costs and expenses associated with leasing and operating this facility.

Upon substantial completion of the repair and retrofit activities, we intend to operate the plant. Once operations commences, our liquidity requirements will increase dramatically as our operating plant will require us to make feed stocks purchases, monthly lease payments, debt service of principle and interest, utility payments, and other operating payments.  These payments are expected to be offset by the collection of revenue from ethanol and distillers grains resulting in a positive cash flow from operations.  Although we expect the cash from operations of this plant will be sufficient, we can provide no assurance that our liquidity from our operation will be sufficient to offset the cost of operation.  As a result of changes in the price of ethanol, feedstock and distillers grains, there may be periods of time when the cash from operations will be insufficient to meet our operating costs.  During these times, we may require other sources of cash to offset the liquidity shortfalls

We do not have any other material off-balance sheet arrangements nor do we have any other material changes with respect to our contractual obligations.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	June 30, 2010	June 30, 2009
Cash and cash equivalents	$23,144	$24,330
Current assets (including cash and cash equivalents)	907,116	2,378,205
Current liabilities (including short term debt)	21,226,865	17,777,450
Short and long term debt	$17,029,020	$13,432,555

The Company continued to experience losses and negative cash flows from operations through June 30, 2010. As noted in the table above, the Company has negative working capital (current assets less current liabilities). To date, our operating biodiesel plant has provided us with only minimal cash flow, and it will likely be insufficient to allow for the completion of our business plan in 2010. As the development of our business plan has taken longer to develop than we had forecasted, we may have to review our long lived assets for impairment at a future date. Funds available at June 30, 2010 are sufficient to cover less than one month of our domestic operating costs. During July 2010, we borrowed an additional $182,000 under our $5,000,000 revolving line of credit facility provided by Laird Cagan, a former director and significant shareholder. These draws extend the line of credit to $4,795,992 in principal draws exclusive of accrued interest.

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

Effective for the pay period ended February 28, 2009, two of our executive officers and five other employees voluntarily accepted a significant compensation reduction. As of June 30, 2010, the reduction of their salaries has provided us with approximately $873,188 of reduced cash flow. We accrued this reduction in cash flow as we intend to pay these executives and employees for accrued salaries as our cash flow allows. The repayment of these amounts will be a use of cash in the future.

Planned capital expenditures include an expected $1,000,000 to complete the pre-treatment facility and glycerin refinery at our Kakinada plant. At June 30, 2010 commitments under construction contracts were outstanding for approximately $60,773, while commitments under purchase orders and other short term construction contracts were $17,237. We anticipate that the cash flow from our India operations will fulfill the current commitments.  Completion of our pre-treatment facility and glycerin refinery is on hold until we can obtain a source of funding.  The completion of this facility is entirely dependent upon our ability to raise additional capital or debt.

On August 17, 2009, International Biodiesel, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into a Revolving Line of Credit Agreement with Laird Q. Cagan, a former member of the Company’s board of directors and a significant stockholder, for $5,000,000. The Revolving Line of Credit is secured by accounts, investments, intellectual property, securities and other collateral of AE Biofuels, Inc. excluding the collateral securing the Company’s obligations under the Note and Warrant Purchase Agreement with Third Eye Capital Corporation and Third Eye Capital ABL Opportunities Fund. The Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2011, at which time the outstanding advances under the Revolving Line of Credit together with any accrued interest and other unpaid charges or fees will become due. Upon certain events, one of which is the default on any other debt facility, the Lender may declare a default upon 10 days prior written notice. Upon an event of default, the Lender may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment. The Company used the new Revolving Line of Credit Agreement to pay down a preexisting revolving line of credit facility with a limit of $3,500,000. The result of obtaining the new Revolving Line of Credit Agreement, dated August 17, 2009, was a $1,500,000 increase in the amount available to the Company, net of the pay down of the previous revolving line of credit, dated November 16, 2006. We have drawn $4,795,992 in principal plus accrued interest against this $5,000,000 credit facility.  We are in active discussion with the Mr. Cagan regarding extensions to the Revolving Line of Credit, but cannot provide any assurances that additional funding will be provided on satisfactory terms.

Our senior secured note with Third Eye Capital matured on June 30, 2010.  We were unable to repay the principal amount and are currently in default on this note.  Negotiation discussions are actively in process regarding an amendment to the Note and Warrant Purchase Agreement for the modifications of terms under this agreement.  If we are unsuccessful with our negotiations and there is an immediate acceleration of the payment for the entire principal balance, it would have a significant adverse impact on the Company’s near term liquidity and ability to operate our business.

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

We intend to raise additional working capital in 2010 through some of all of the following: operating cash flows, working capital lines of credit, long-term debt facilities, joint venture arrangements, sale of existing assets and the sale of additional equity by us or our subsidiaries. We currently have a project agreement for the lease of an ethanol facility in Keyes, CA that requires funding.  Our ability to provide funding to the Company is based on our ability to secure financing for this project, repair and restart the facility, and operate the facility at a profit. We continue to explore different funding sources, but because of the continued unsettled state of the capital markets around the globe, we currently lack specific sources of capital or commitments for the required capital. We, in common with most enterprises that require capital to develop and implement their strategy, are challenged by the impact the crisis in the global capital markets is having on its ability to finance its plans. To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing our business development. If we cannot raise enough capital we may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value and incur impairment related to these assets to generate cash to continue the Company’s business plan or possibly discontinue operations. To continue operations we need to secure additional near term equity or debt financing. Until such additional capital is raised, we are dependent on financing from this related party and the arrangement of extended term with our trade creditors. There can be no assurance that additional financing will be available on satisfactory terms. The accompanying financial statements do not include any adjustments that may result should we find ourselves unable to continue as a going concern.

Historical Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 was $1,104,242 primarily from cash based selling, general and administrative expenses and research and development expense, including gross profit losses from operations of $108,719 and increase in working capital of $1,775,956. The generation of cash from working capital arose principally from the aging of our accounts payable and aging of interest and accruing fees on our debt facilities. Net cash used in operating activities for the same six months of fiscal 2009 was $1,979,087 primarily to develop our business, including general and administrative and research and development costs. Net cash used in operating activities was lower in the current year as compared to the prior year period due to a decreased need for working capital from the operation of our business, principally in India, which was partially offset by reduced spending in all areas including professional services, salaries, supplies and services and travel.

Investing Activities

Net cash used in investing activities during the three months ended June 30, 2010 and 2009 was $32,071, and $83,034, respectively, which consisted primarily of purchases of property, plant and equipment relating to our biodiesel facility in India.

Financing Activities

Net cash provided by financing activities during the three months ended June 30, 2010 and 2009 was $993,375, and $1,624,359, respectively, which consisted primarily of the proceeds from our working capital line with Secunderabad, the proceeds from the Revolving Line of Credit Agreement, dated August 17, 2009 provided by a related party (a former director and significant shareholder) and from an advance against operating expenses received as part of the Project Agreement with Cilion, Inc., dated December 1, 2009.

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

We evaluate impairment of long-lived assets in accordance with ASC Subtopic 360-10,  (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”). We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, when events or changes in circumstances indicate that these assets have been impaired and we accordingly write them down to their new fair value. Forecasts of future cash flows are critical judgments in this process and are based on our experience and knowledge of our operations and the industries in which we operate and are critical to our impairment assessments. These forecasts could be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of our customers and inflation and are significantly dependent on our ability to secure additional working capital to allow us to achieve our forecasted results.

With respect to our biodiesel facility in India, which comprises approximately 80% of the carrying value of total assets, we develop various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset.   The determination of estimated future cash flows is highly uncertain in the current economic environment.   Further, as our biodiesel facility in India has been in operation for less than two years and to date has operated at about 10% of its production capacity, we believe our assumptions regarding future cash flows and in turn the carrying value of its biodiesel facility represent a significant estimate in the preparation of our consolidated financial statements.  The revenues generated at our biodiesel facility in the second quarter ended June 30, 2010 ($1,805,710) were greater than the revenue generated in the second quarter ended June 30, 2009 (prior year) ($994,462); however, we incurred a gross loss on revenues of $135,964 in the current quarter as compared to a gross loss of $103,295 in the second quarter of the prior year.  Our 2010 internal forecast calls for revenues and gross profit to increase significantly during the year as we seek to execute on our business plan. We are currently reevaluating our internal forecast, particularly in light of the slower than expected adoption of biodiesel sales in India as we are hampered by a disparity between the national biofuels policy and the State of Andhra Pradesh tax policy.  Upon the adoption of the national law by the state, we anticipate the tax disparity will lessen the price of biodiesel relative to petroleum and allow for economic blending of biodiesel with petroleum based diesel.  We are currently working with the national government to rationalize this tax structure, but cannot predict the timing or outcome of these governmental policy changes.  We are also marketing our biodiesel product to an industrial customer, and have hired a sales staff to promote this activity.  We will continue to monitor both the adoption of the national law by the state and our ability to attract an industrial customer and reevaluate our internal forecast.   If we are unable to successfully execute on our business plan by increasing our revenue and gross profit to existing customers, by developing a secondary market with industrial customers or by the adoption of the national law by the State of Andhra Pradesh, we will need to revise downward our assumptions regarding the estimated future cash flows expected to be generated from this facility and such revisions could have a material effect on our assessment of the recoverability of this asset.  It is at least reasonably possible that changes to the assumptions regarding the estimated future cash flows expected to be generated from this facility will result in an impairment charge (write down) of the carrying value of the biodiesel facility and such impairment charge could be material to our financial statements..

Inventories

Inventories are stated at the lower of cost, using the first-in and first-out (FIFO) method, or market. In assessing the ultimate realization of inventories, we perform a periodic analysis of market prices and compare that to our weighted-average FIFO cost to ensure that our inventories are properly stated at the lower of cost or market

Stock-Based Compensation

Stock-Based Compensation Expense.  Effective January 1, 2006, we adopted the fair value recognition provisions of ASC Section 715-20-50, “Compensation-Retirement Benefits Defined Benefit Plans Disclosure”, (formerly SFAS No. 123 (Revised 2004), “Share-Based Payment”), requiring us to recognize expense related to the fair value of our stock-based compensation awards adjusted to reflect only those shares that are expected to vest. Our implementation of ASC Section 715-20-50 used the modified-prospective-transition method.

We made the following estimates and assumptions in determining fair value of stock options as prescribed by ASC Section 715-20-50:

●
Valuation and Amortization Method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

●
Expected Term — The expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We applied the “Simplified Method” as defined in the SEC’s Staff Accounting Bulletin No. 107 and 110.

●	Expected Volatility — The Company’s expected volatility is based on the historical volatility of comparable public companies’ stock for a period consistent with our expected term.

●
Expected Dividend — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

●	Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

Recently Issued Accounting Pronouncements

The Company adopted the provisions of ASC Topic 820-10, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have an impact on the Company’s consolidated financial statements.

The Company adopted ASC 805, “Business Combinations”, (formerly SFAS No. 141(R), “Business Combinations”) for business combinations. This topic changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. The Company also adopted ASC Section 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”). This statement changes the accounting and reporting for minority interests, which are re-characterized as non-controlling interests, classified as a component of equity and accounted for at fair value. ASC 805 and ASC 810-10-65-1 were effective beginning with the Company’s 2009 financial statements. Early adoption is prohibited. The effect the adoption of ASC 805 has had and will have on the Company’s financial statements will depend on the nature and size of acquisitions we complete after adoption. We adopted ASC 810-10-65-1 as of January 1, 2009. As a result, we reclassified the 49% non-controlling interest in our subsidiary Energy Enzymes, Inc., prospectively. Had we continued to apply the prior method of accounting for non-controlling interests, losses incurred by this entity would have been fully attributed to us.

The Company adopted ASC 825-10, “Financial Instruments”,  (formerly the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements. See “Note 17. Fair Value of Financial Instruments and Related Measurement.”

The Company adopted ASC 320-10, “Investments – Debt and Equity Securities”, (formerly Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. ASC 320 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. ASC 320 is effective for interim periods ending after June 15, 2009. Adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles”, (formerly SFAS No. 168, "The FASB Accounting Standards Codification (TM) ("Codification") and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). ASC 105 establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. ASC 105 is not intended to change the existing accounting guidance and its adoption did not have an impact on our financial statements.

In October, the FASB issued ASU No. 2009-13, "Multiple Deliverable Revenue Arrangements", which applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB ASC 605-25, “Revenue Recognition Multiple Element Arrangements”, (previously included in EITF Issue no. 00-21, Revenue Arrangements with Multiple Deliverables). The guidance will be effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not fully assessed the impact of this guidance, but at this time believes it will not have an impact on our financial statements.
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

At June 30, 2010 we did not have any firm-price purchase commitments with our feedstock suppliers or off-take arrangements with our customers.

At June 30, 2010 our India subsidiary held forward contracts for 389 metric tons of crude palm oil extending through September 30, 2010  The total purchase liability under these contracts was approximately $3,021,140.

Foreign Currency Risk

Our foreign subsidiaries use local currencies as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the dollar/INR (Indian rupee) exchange rate. For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three and six months ended June 30, 2010, we recognized a loss of $309,086 and a gain of $118,714, respectively, arising from foreign currency translation. At June 30, 2010 we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. At June 30, 2010, we had $17,029,020 in total debt outstanding, of which $12,311,282 was fixed-rate debt and $4,717,738 was floating-rate debt. The interest rate under the floating-rate debt facility is subject to adjustment based on the Reserve Bank of India advance rate.

Based on the amount of our floating-rate debt as of June 30, 2010, each 100 basis point increase or decrease in interest rates increases or decreases our annual interest expense and cash outlay by approximately $47,000. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2010 with no subsequent change in rates for the remainder of the period.

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

Inherent Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

AE BIOFUELS, INC.

Date: September 27, 2010	By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer
(Principal Executive Officer)