Form 10-Q
period 2010-09-30
AE Biofuels, Inc.
filed 2010-12-01
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

The number of shares outstanding of the registrant’s Common Stock on November 16, 2010 was 90,342,032.

AE BIOFUELS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2010

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

AE BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,952	$52,178
Accounts receivable	113,396	32,032
Inventories	1,260,734	593,461
Prepaid expenses	21,009	21,660
Other current assets	373,579	369,668
Total current assets	1,810,670	1,068,999

Property, plant and equipment, net	18,391,914	18,447,875
Other assets	32,836	49,344
Total assets	$20,235,420	$19,566,218

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,964,424	$3,137,480
Short term borrowings, net of discount	8,117,937	6,409,950
Mandatorily redeemable Series B Preferred stock	1,750,002	1,750,002
Other current liabilities	3,502,478	3,316,931
Secured term loan	5,058,118	4,391,512
Current portion of long term debt (related party)	5,639,945	-
Total current liabilities	29,032,904	19,005,875

Long term debt (related party)	-	4,250,031

Commitments and contingencies (Notes 2,4,6,7,12,14 and 16 )

Stockholders' deficit:
AE Biofuels, Inc. stockholders deficit
Series B Preferred Stock - $.001 par value - 7,235,565 authorized; 3,165,225 and 3,320,725 shares issued and outstanding, respectively (aggregate liquidation preference of $9,495,675 and $9,962,175, respectively)	3,166	3,321
Common Stock - $.001 par value 400,000,000 authorized; 87,037,032 and 86,181,532 shares issued and outstanding, respectively	87,036	86,181
Additional paid-in capital	37,171,060	36,763,984
Accumulated deficit	(44,642,615)	(38,804,417)
Accumulated other comprehensive income	(914,800)	(1,376,382)
Total AE Biofuels, Inc. stockholders deficit	(8,296,153)	(3,327,313)
Noncontrolling interest	(501,331)	(362,375)
Total stockholders' deficit	(8,797,484)	(3,689,688)

Total liabilities and stockholders' deficit	$20,235,420	$19,566,218

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended		For the three months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sales	$5,635,480	$7,552,938	$1,592,932	$4,054,985

Cost of goods sold	5,823,256	7,101,076	1,671,989	3,685,366

Gross profit (loss)	(187,776)	451,862	(79,057)	369,619

Research and development	283,583	399,148	29,206	157,574
Selling, general and administrative expenses	3,025,216	4,680,229	896,066	1,256,482
Loss (gain) on forward purchase commitment	(10,426)	-	7,614	-
Impairment of long lived assets	-	2,086,350	-	2,086,350

Operating loss	(3,486,149)	(6,713,865)	(1,011,943)	(3,130,787)

Other income / (expense)
Interest income	2,241	19,526	147	6,565
Interest expense	(2,552,619)	(2,137,212)	(726,564)	(692,714)
Other income, net of expenses	62,573	60,535	15,789	32,258
	-	-	-	-

Loss before income taxes	(5,973,954)	(8,771,016)	(1,722,571)	(3,784,678)

Income taxes	(3,200)	(1,662)	-	-

Net loss	(5,977,154)	(8,772,678)	(1,722,571)	(3,784,678)
Less: Net loss attributable to the noncontrolling interest	(138,956)	(293,891)	(14,311)	(117,637)
Net loss attributable to AE Biofuels, Inc.	$(5,838,198)	$(8,478,787)	$(1,708,260)	$(3,667,041)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	152,496	(284,684)	33,782	(180,250)
Comprehensive loss, net of tax	(5,824,658)	(9,057,362)	(1,688,789)	(3,964,928)
Comprehensive loss attributable to the noncontrolling interest	-	-	-	-
Comprehensive loss attributable to AE Biofuels, Inc.	$(5,824,658)	$(9,057,362)	$(1,688,789)	$(3,964,928)

Loss per common share attributable to AE Biofuels, Inc.
Basic and dilutive	$(0.07)	$(0.10)	$(0.02)	$(0.04)
Weighted average shares outstanding
Basic and dilutive	86,581,779	86,087,653	86,987,032	86,171,532

The accompanying notes are an integral part of the financial statements

AE BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2010	2009
Operating activities:
Net loss	$(5,977,154)	$(8,772,678)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	245,776	605,909
Expired land options	-	40,000
Amortization and depreciation	569,337	529,263
Inventory provision	282,700	336,114
Amortization of debt discount	583,985	495,938
Impairment of long lived assets	-	2,086,350
Changes in assets and liabilities:
Accounts receivable	(78,777)	326
Inventory	(916,303)	(92,870)
Prepaid expenses	964	88,698
Other current assets and other assets	26,039	664,666
Accounts payable	1,793,911	736,711
Accrued interest expense	1,658,442	1,027,095
Other liabilities	(206,362)	324,254
Advances under lease agreement	500,000	-
Net cash used in operating activities	(1,517,442)	(1,930,224)

Investing activities:
Purchase of property, plant and equipment, net	(52,435)	(78,978)
Net cash used in investing activities	(52,435)	(78,978)

Financing activities:
Proceeds from borrowings under related party credit arrangements	2,612,000	1,485,500
Payments of borrowings under related party credit arrangements	(1,600,000)	(169,630)
Proceeds under working capital facility	3,189,946	2,255,536
Payments under working capital facility	(2,752,368)	(1,845,439)
Payments under debt facilities	-	3,449
Net cash provided by financing activities	1,449,578	1,729,416
Effect of exchange rate changes on cash and cash equivalents	110,073	9,512
Net cash increase (decrease) for period	(10,226)	(270,274)
Cash and cash equivalents at beginning of period	52,178	377,905
Cash and cash equivalents at end of period	$41,952	$107,631

Supplemental disclosures of cash flow information, cash paid:

Interest	$37,723	$281,480
Income taxes, net of refunds	3,200	-

Supplemental disclosures of cash flow information, non-cash transactions:

Settlement of registration rights liability through issuance of stock	-	$1,807,748
Payment of interest through the issuance of stock	$162,000	-

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

We are an international biofuels company focused on the development, acquisition, construction and operation of next-generation fuel grade ethanol and biodiesel facilities, and the distribution, storage, and marketing of biofuels.  We began selling fuel grade biodiesel from our production facility in Kakinada, India in November 2008.  We operated a cellulosic ethanol commercial demonstration facility in Butte, Montana from August 2008 to June 2010, when our landlord sold the building and terminated our lease.  In March 2010, we took possession, through project and lease agreements, of a 55 MGPY fuel grade ethanol facility in Keyes, California.  We are currently retrofitting the Keyes ethanol facility, and plan to begin operating the plant in the first quarter of 2011.

Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of AE Biofuels, Inc. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated balance sheets as of September 30, 2010, the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the three and nine months ended September 30, 2010 and 2009 are unaudited. The consolidated balance sheet as of December 31, 2009 was derived from the 2009 audited consolidated financial statements and notes thereto. The consolidated financial statements in this report should be read in conjunction with the 2009 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. See “Note 2. Ability to Continue as a Going Concern”.

The accompanying unaudited interim consolidated financial statements as of September 30, 2010 and 2009 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 have been prepared on the same basis as the audited consolidated statements as of December 31, 2009 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

With respect to our biodiesel facility in India, which comprises approximately 75% of the carrying value of total assets, we develop various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset. The determination of estimated future cash flows is highly uncertain in the current economic environment. Further, as our biodiesel facility in India has been in operation for about two years and to date has operated at less than 10% of its production capacity, we believe our assumptions regarding future cash flows and in turn the carrying value of its biodiesel facility represent a significant estimate in the preparation of our consolidated financial statements.  Our revenues for the three and nine months ended September 30, 2010 were less than the same period of the previous year, due primarily to our inability to replicate in the current quarter a large international order which occurred during the three months ended September 30, 2009. Similarly, we incurred a gross loss for the three and nine months ended September 30, 2010 principally due to our high level of fixed costs relative to the plant productive capacity and the slower than expected adoption of biodiesel sales in India.

We are currently hampered by a disparity between the national biofuels tax policy in India and the State of Andhra Pradesh tax policy. Upon the adoption of the national law by the state, we anticipate the tax disparity will lessen the price of biodiesel relative to petroleum and allow for economic blending of biodiesel with petroleum based diesel. We are currently working with the national government to rationalize this tax structure, but cannot predict the timing or outcome of these governmental policy changes. We are also marketing our biodiesel product to  industrial customers.  We currently market our biodiesel product to three industrial customers and  have hired a sales staff to promote this activity.  While we cannot predict the success with which we will be able to penetrate this market, we believe that opportunities exist to grow our revenue base in the industrial market space.  We have also prepared our forecast based on the current prices of fuel and feedstock commodities which currently are forecasted to provide gross production margins; however, our gross margins depend principally on the spread between feedstock and biodiesel prices and this spread has fluctuated significantly in recent months. We are also continuing to seek opportunities to raise additional funds for working capital purposes, which we believe will expand our opportunities to purchase, process and sell our product in a more economically competitive matter; however, there can be no assurances that we will be able to obtain additional financing at competitive terms.

We believe that the global market for biodiesel products is in its early stages and that we will ultimately be successful in executing on our business plan; however, we recognize that our ability to successfully execute on our business plan includes estimates and assumptions regarding the outcome of certain events that are included in our cash forecast (including those described above) which are not within the control of the Company.  In light of our disappointing cash flows achieved to date through September 30, 2010, we have  updated our internal cash forecast by extending the timeline for achieving an increase in plant utilization in light of the slower than expected adoption of biodiesel sales in India and recent operating results.  The resulting updated cash forecast indicates that our undiscounted cash flows are expected to exceed the carrying value of our biodiesel plant in India.  Based on sufficient cash flow from our updated forecast, we have concluded that no impairment charge is warranted at this time; however, if we are unable to successfully execute on our updated business plan, it is at least reasonably possible that changes to the assumptions regarding the estimated future cash flows expected to be generated from this facility will result in an impairment charge (write down) of the carrying value of the biodiesel facility and such impairment charge could be material to our financial statements.

Basic and Diluted Net Loss per Share.  Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase.  Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive.  Basic loss per share includes the vested portion of restricted stock grants.  The unvested restricted stock grants are included only in the fully diluted net loss per share calculation.  As we incurred net losses for the three months ended September30, 2010 and 2009, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three and nine months ended September 30, 2010, and 2009:

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the nine months ended		For the three months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Series B preferred stock	3,264,067	3,340,979	3,208,703	3,330,725
Series B warrants	443,853	443,853	443,853	443,853
Common stock options and warrants	5,885,027	3,784,946	6,064,734	5,137,684
Unvested restricted stock	––	10,989	––	––
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	9,592,947	7,580,767	9,717,290	8,912,262

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

Fair Value of Financial Instruments.  Our financial instruments include cash and cash equivalents, mandatorily redeemable series B preferred stock, short and long-term debt and long term debt (related party).   Cash and cash equivalents are carried at fair value as discussed in Note 17.  The carrying value of our short-term debt approximates fair value due to the short-term maturity of this instrument, which absent an amendment to the existing loan agreement, matured  in June 2010.  Our secured term loan carrying value approximates fair value based upon the borrowing rates currently available to the Company for bank loans in India with similar terms and maturities.  We are unable to estimate the fair value of the long term debt (related party) due to the lack of comparable available credit facilities.

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

●
Expected Term — Our expected term represents the weighted-average period that our stock-based awards are expected to be outstanding.  We applied the “Simplified Method” as defined in the SEC’s Staff Accounting Bulletin No.  107 and 110.

●	Expected Volatility — Our Company’s expected volatilities are based on the historical volatility of comparable public companies’ stock for a period consistent with our expected term.

●
Expected Dividend — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input.  We currently pay no dividends and do not expect to pay dividends in the foreseeable future.

●	Risk-Free Interest Rate — We base the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

Commitments and Contingencies.  The Company records and/or discloses commitments and contingencies in accordance with ASC 450, “Contingencies”.  ASC 450 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.  As of September 30, 2010, the Company is not aware of any material commitments or contingencies other than those disclosed in “Note 16.  Contingent Liabilities.”

Recent Accounting Pronouncements.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-22 (ASU 2010-22), “Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission,” which amends various SEC paragraphs based on external comments received and the issuance of SAB 112, and amends or rescinds portions of certain SAB topics. We do not expect the provisions of ASU 2010-22 to have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs”.  The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026 , which was issued in April 2009 and amended SEC requirements in Regulation S-X ( 17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R) , “Business Combinations” (ASC 805), and SFAS No. 160 , “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” ( FASB ASC 810 ).  We do not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have produced negative gross profit, have less than one month of operating cash, have incurred losses from inception through September 30, 2010 and have negative working capital (current assets less current liabilities) of $27,222,234. We have raised approximately $36.3 million to date through the sale of preferred stock and approximately $23.3 million, including accrued interest, through debt facilities. An additional $2 million of cash has been generated through the sale of its subsidiary, Wahoo Ethanol, LLC, with an additional $8 million through the dissolution of the Sutton Ethanol Joint Venture. We will have to raise significantly more capital and secure a significant amount of debt to complete our business plan and continue as a going concern. We have one biodiesel production facility in operation that began selling biodiesel to the domestic Indian market in November 2008. Cash flow from the biodiesel plant will likely be insufficient to allow for the completion of our business plan in fiscal 2010.

Management believes that it will be able to raise additional capital through equity offerings and debt financings and execute on our business plan to restart the Keyes facility. Should we not be able to raise enough capital, through financial instruments or generate adequate profits from operations, the Company may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value and may incur additional impairment related to these assets to generate cash to continue our business plan or possibly discontinue operations. We have also arranged extended terms with our trade creditors. Our goal is to raise additional funds needed to construct and operate next generation ethanol and biodiesel facilities through stock offerings and debt financings. There can be no assurance that additional financing will be available to us at all, or on terms satisfactory to us. The accompanying financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that may result should we be unable to continue as a going concern.

3.  Inventory

Inventory consists of the following:

	September 30, 2010	December 31, 2009
Raw materials	$619,003	$389,442
Work-in-progress	578,223	77,123
Finished goods	63,508	126,896
Total inventory	$1,260,734	$593,461

For the three and nine months ended September 30, 2010, we expensed $47,771 and $285,098, respectively, in connection with the write-down of inventory to reflect market value below cost.  For the three and nine months ended September 30, 2009, we expensed $101,549 and $335,722, respectively in connection with the write-down of inventory to reflect market value below cost.

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2010	2009
Land	$3,386,725	$3,358,569
Buildings	12,196,355	11,828,545
Furniture and fixtures	135,227	126,718
Machinery and equipment	873,576	924,964
Construction in progress	3,334,565	3,155,001
Total gross property, plant & equipment	19,926,448	19,393,797
Less accumulated depreciation	(1,534,534)	(945,922)
Total net property, plant & equipment	$18,391,914	$18,447,875

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended September 30, 2010, we recorded $184,721 and $613,647 respectively, in depreciation expense. During the three and nine months ended September 30, 2009 we recorded $182,548 and $542,263 respectively, in depreciation expense.  No interest was capitalized during the three months ended  September30, 2010 or 2009.

Components of construction in progress include $3,046,971 related to our India biodiesel pretreatment and glycerin facility, and $287,594 related to the development of our Sutton property (held for future development of a next generation cellulosic ethanol facility).  The estimated cost to complete construction of the pretreatment and glycerin facility is $1,000,000.  Commitments for approximately $6,516 under construction contracts, purchase orders and other short term contracts were outstanding at September 30, 2010.

Our property, plant and equipment represent approximately 90% of the carrying value of total assets.  Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

With respect to our biodiesel facility in India, which comprises approximately 75% of the carrying value of total assets, we develop various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset. The determination of estimated future cash flows is highly uncertain in the current economic environment. Further, as our biodiesel facility in India has been in operation for about two years and to date has operated at less than 10% of its production capacity, we believe our assumptions regarding future cash flows and in turn the carrying value of its biodiesel facility represent a significant estimate in the preparation of our consolidated financial statements.  Our revenues for the three and nine months ended September 30, 2010 were less than the same period of the previous year, due primarily to our inability to replicate in the current quarter a large international order which occurred during the three months ended September 30, 2009. Similarly, we incurred a gross loss for the three and nine months ended September 30, 2010 principally due to our high level of fixed costs relative to the plant productive capacity and the slower than expected adoption of biodiesel sales in India.

We are currently hampered by a disparity between the national biofuels tax policy in India and the State of Andhra Pradesh tax policy. Upon the adoption of the national law by the state, we anticipate the tax disparity will lessen the price of biodiesel relative to petroleum and allow for economic blending of biodiesel with petroleum based diesel. We are currently working with the national government to rationalize this tax structure, but cannot predict the timing or outcome of these governmental policy changes. We are also marketing our biodiesel product to  industrial customers.  We currently market our biodiesel product to three industrial customers and  have hired a sales staff to promote this activity.  While we cannot predict the success with which we will be able to penetrate this market, we believe that opportunities exist to grow our revenue base in the industrial market space.  We have also prepared our forecast based on the current prices of fuel and feedstock commodities which currently are forecasted to provide gross production margins; however, our gross margins depend principally on the spread between feedstock and biodiesel prices and this spread has fluctuated significantly in recent months. We are also continuing to seek opportunities to raise additional funds for working capital purposes, which we believe will expand our opportunities to purchase, process and sell our product in a more economically competitive matter; however, there can be no assurances that we will be able to obtain additional financing at competitive terms.

We believe that the global market for biodiesel products is in its early stages and that we will ultimately be successful in executing on our business plan; however, we recognize that our ability to successfully execute on our business plan includes estimates and assumptions regarding the outcome of certain events that are included in our cash forecast (including those described above) which are not within the control of the Company.  In light of our disappointing cash flows achieved to date through September 30, 2010, we have  updated our internal cash forecast by extending the timeline for achieving an increase in plant utilization in light of the slower than expected adoption of biodiesel sales in India and recent operating results.  The resulting updated cash forecast indicates that our undiscounted cash flows are expected to exceed the carrying value of our biodiesel plant in India.  Based on sufficient cash flow from our updated forecast, we have concluded that no impairment charge is warranted at this time; however, if we are unable to successfully execute on our updated business plan, it is at least reasonably possible that changes to the assumptions regarding the estimated future cash flows expected to be generated from this facility will result in an impairment charge (write down) of the carrying value of the biodiesel facility and such impairment charge could be material to our financial statements.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Other Current Assets, Other Assets and Other Current Liabilities

Other current assets and other assets consists of foreign input tax credits, restricted cash, payments for land options for possible future ethanol plants, supplier deposits and other prepayments.

	September 30, 2010	December 31, 2009
Current
Short term deposits	$79,342	$56,221
Foreign input credits	256,281	256,124
Other	37,956	57,323
	$373,579	$369,668
Long Term
Restricted cash	$––	$10,744
Deposits	32,836	38,600
	$32,836	$49,344

Foreign input and custom duty credits represent payment of tax to governmental agencies where the Company expects to receive reimbursement upon the filing of returns or the application of these funds to reduce the payment of future taxes.

Other current liabilities consist of accrued:

	September 30, 2010	December 31, 2009
Vacation and wages	$1,013,365	$655,821
Duty and service tax	686,551	660,571
Termination fee	600,000	600,000
Legal fees	372,937	425,475
Repurchase obligations	345,957	265,581
Other	483,668	709,483
	$3,502,478	$3,316,931

6.  Debt

Debt consists of the following:

	September 30, 2010	December 31, 2009
Revolving line of credit (related party)	$—	4,250,031
Total long term debt	—	4,250,031
Senior secured note, including accrued interest of $1,657,909 and $1,017,701 less deferred issuance costs of $0 and $583,985	7,327,909	6,083,716
Revolving line of credit (related party)	5,639,945	—
Unsecured working capital loan	790,028	326,234
Secured term loan	5,058,118	4,391,512
Total current debt	18,816,000	10,801,462
Total debt	$18,816,000	$15,051,493

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 10, 2009, we entered into an amendment to the note with Third Eye Capital Corporation extending the note maturity date until June 30, 2010 and waiving covenant defaults.   The amended note bears interest at 10%.  We evaluated the loan modification under ASC 470-50 and ASC 470-60 and determined that the amendment represented a non-troubled debt modification under ASC 470- 50, in which the original and new debt instrument are not substantially different, accordingly, fees between the debtor and creditor have been reflected as a reduction to the carrying value of the debt and will amortized ratably over the seven month term of the debt.    Fees of $350,000 were incurred to extend the maturity and fees of $300,000 were incurred to waive the financial covenant defaults.  At September 30, 2010 and December 31, 2009, we recorded deferred issuance costs of $0 and $583,985, respectively.  The facility is currently in default due to the passage of the maturity repayment date.  Accordingly, the interest rate under this facility has been accrued at the default interest rate, which was 18%, during the period of default.  Subsequent to the balance sheet date, the Note and Warrant Purchase Agreement was amended.  See “Note 18.  Subsequent Events.”

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

The quarterly principal payment, beginning June 2009 and continuing through the balance sheet date, were not made and in the event of default of payment of any installment of principal payments, the term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On October 7, 2009, UBPL received a demand notice from the State Bank of India.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009.  As of September 30, 2010, UBPL was in default on thirteen months of interest, five principal repayments, asset coverage ratio and debt service coverage ratio.  Additional provisions of default include the bank having the unqualified right to disclose or publish our company name and our directors names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan since the principal payments are in default in September 2009.  As a result we have classified the entire loan amount as current.  We are currently in discussions with the bank with regards to an amendment to the Agreement of Loan for Overall Limit for the modification of terms.

Revolving line of credit – related party.  On August 17, 2009, International Biodiesel, Inc., a wholly owned subsidiary of AE Biofuels, Inc., entered into a Revolving Line of Credit Agreement with Mr.  Cagan, (the “Lender”), for $5,000,000.  The $5,000,000 Revolving Line of Credit is secured by accounts, investments, intellectual property, securities and other collateral of AE Biofuels, Inc. excluding the collateral securing our obligations under the Note and Warrant Purchase Agreement with Third Eye Capital Corporation and Third Eye Capital ABL Opportunities Fund and the collateral securing our obligations under the Secured Term Loan with the State Bank of India.  The $5,000,000 Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2011, at which time the outstanding advances under the Revolving Line of Credit together with any accrued interest and other unpaid charges or fees will become due.  Upon certain events, one of which is the default on certain other debt facilities, the Lender may declare a default upon 10 days prior written notice.  Upon an event of default, the Lender may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment.  We used the new Revolving Line of Credit Agreement to satisfy the outstanding balance under the unsecured revolving line of credit facility with a limit of $3,500,000 in August 2009.   At September 30, 2010, a total of $5,639,945, including accrued interest, was outstanding under the $5,000,000 Revolving Line of Credit, dated August 17, 2009.  The credit facility allows for the draw of principal in the amount of $5,000,000, of which $4,854,992 in principal draws were outstanding at September 30, 2010 and through the date of this report.  All outstanding principal and accrued interest is due and payable on July 1, 2011.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating agreement.  In November 2008, we entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement Secunderabad agreed to provide us with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for our Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad, currently at 15%.  During the three and nine months ended September 30, 2010, we settled on profit/(loss) with Secunderabad in the amount of approximately $2,425and $32,593, respectively, under the agreement and approximately $20,137 and $37,723, respectively, in interest for working capital funding. See "Note 11. Acquistions, Divestitures and Joint Ventures." During the three and nine months ended September 30, 2009 we paid Secunderabad approximately $112,260 and $192,394, respectively, under the agreement and approximately $52,793 and $60,237, respectively, in interest for working capital funding.   At September 30, 2010 and December 31, 2009 we had $790,028 and $326,234 outstanding under this agreement, respectively, and included as current short term borrowings on the balance sheet.

7.  Operating Leases

We, through our subsidiaries, have non-cancelable operating leases for office space in Cupertino and Hyderabad, India.  These leases expire at various dates through May 31, 2012.  The Company records rent expense on a straight line basis.

Future minimum operating lease payments as of September 30, 2010, are:

Rental Payments
2010	$67,995
2011	275,119
2012	115,475
Total	$458,589

For the three and nine months ended September 30, 2010 we paid rent under operating leases of $67,757 and $186,956, respectively and for the three and nine months ended September 30 2009, we paid $61,159 and $ 194,454, respectively.

In July, 2009, we entered into a sublease agreement with Solargen Energy, Inc. for approximately 3,000 square feet of leased space.  For the three and nine months ended September 30, 2010, we invoiced, collected and offset as rent expense $21,418 and $64,254 under this agreement.  The future minimum lease payments above exclude collections of rent under this sublease agreement.  See “Note 14.  Related Party Transactions.”

On December 1, 2009, we entered into a  project agreement and lease for a 55 million gallon nameplate ethanol facility located in Keyes, California with a lease term of 36 months at a monthly lease payment of $250,000 (an aggregate of $9,000,000 over the expected lease term). This lease is effective upon substantial completion of the retrofit and restart activities, which has yet to occur. Under the project agreement, we received a contribution of $500,000 towards certain costs of the project and are required to complete certain repair and retrofit activities prior to commencement of the lease.  Subsequent to the balance sheet date, the lease agreement was amended and extended.  See “Note 18.  Subsequent Events.”

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Stockholders’ Deficit

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

Conversion.  Holders of Series B preferred stock have the right, at their option at any time, to convert any shares into common stock.  Each share of preferred stock will convert into one share of common stock, at the current conversion rate.  The conversion ratio is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like.  In addition, at such time as the Registration Statement covering the resale of the shares of common stock is issuable, then all outstanding Series B preferred stock shall be automatically converted into common stock at the then effective conversion rate.  For the year ended December 31, 2009, holders of 131,167 shares of Series B preferred stock elected to convert their shares of Series B preferred stock into 131,167 shares of common stock.  During the nine months ended September 30, 2010, holders of 155,500 shares of Series B preferred stock elected to convert their shares of Series B preferred stock into 155,500 shares of common stock.

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

Common Stock

On October 6, 2008, the Company and TIC cancelled their Strategic Alliance Agreement and TIC agreed to return 4,000,000 shares of our common stock for a total payment of $500,000 of which $234,419 was paid to TIC upon the parties’ entry into the agreement and $265,581 was payable on or before December 30, 2008.  Upon cancellation of the agreement, TIC returned 1,880,000 shares and will return the remaining 2,120,000 shares upon the receipt of the final payment.  In the event the final payment is not received on or before December 30, 2009, interest shall begin to accrue at the annual rate of 18% until paid in full.  At September 30, 2010, the Company had not made the payment required under the agreement.

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

A summary of warrant activity for placement warrants for the three months ended September 30, 2010 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Remaining Term (years)
Outstanding, December 31, 2009	666,587	$3.00	666,587	2.56
Granted	—	—	—
Exercised	—	—	—
Outstanding, September 30, 2010	666,587	3.00	666,587	2.06

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

The following is a summary of options granted under the 2007 Stock Plan:

	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balance as of December 31, 2008	1,490,500	2,509,500	$3.24
Authorized	882,410
Granted	(2,884,000)	2,884,000	0.16
Exercised	—	—	—
Forfeited	696,500	(696,500)	3.14
Balance as of December 31, 2009	185,410	4,697,000	1.37
Authorized	908,734
Granted	(1,490,000)	1,490,000	0.21
Exercised	—	—	—
Forfeited	600,000	(600,000)	1.43
Balance as of September 30, 2010	204,144	5,587,000	1.05

The weighted average remaining contractual term at September 30, 2010 was 3.79 years.  The aggregate intrinsic value of the shares outstanding at September 30, 2010 is $0.  The aggregate intrinsic value represents the total pretax intrinsic value, based on the excess of the Company’s closing stock price at September 30, 2010 of $0.05, over the options holders’ strike price, which would have been received by the option holders had all option holders exercised their options as of that date.  The weighted average grant date fair value of these awards issued during the nine months ended September 30, 2010 is $0.07.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in the table above are 857,000 options issued to consultants in November 2007,June  2008, May 2009, August 2009 and March 2010.  These options had an exercise price of $3.00, $3.70, $0.16,  $0.15, and $0.21, respectively, and generally vest over 3 years.  At December 31, 2009 the weighted average remaining contractual term was 2.90 years.  We recorded an expense for the three and nine months ended September 30, 2010 in the amount of $6,574 and $26,029, respectively, and for the three and nine months ended September 30, 2009 in the amount of $16,004 and $19,274 respectively, which reflects periodic fair value remeasurement of outstanding consultant options under ASC 505-50-30, “Equity-Based Payment for Non-Employees Initial Measurement”, (formerly Emerging Issues Task Force, or EITF, No.  96-18, “Accounting for Equity Instruments that are issued to Other Employees for Acquiring, or in Conjunction with Selling, Goods or Services,”).  The valuation using the Black-Scholes-Merton model is based upon the current market value of our common stock and other current assumptions, including the expected term (contractual term for consultant options).  We record the expense related to consultant options using the accelerated expense pattern prescribed in ASC 505-50-30.  Options outstanding that have vested or are unvested of September 30, 2010 are as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value1
Vested	3,706,708	$1.35	1.64	$—
Unvested	1,880,292	$0.35	1.96	—
Total	5,587,000	$1.70	1.80	$—
———————
(1)       Based on the $0.05 closing price of AE Biofuels stock on September 30, 2010, as reported on the Over-the-Counter Markets, options had no aggregate intrinsic value.

Valuation and Expense Information

We incurred non-cash stock compensation expense of $67,089 and $245,776 during the three and nine months ended September 30, 2010 respectively, for options granted to our general and administrative employees and consultants.  We incurred non-cash stock compensation expense of $153,635 and $605,909 for the three and nine months ended September 30, 2009, respectively, for options granted to our general and administrative employees and consultants.  All stock option expense was classified as general and administrative expense.

As of September 30, 2010 and 2009, we held $198,730 and $591,219, respectively, of total unrecognized compensation expenses under ASC Section 715-20-50, “Compensation – Retirement Benefits Defined Benefit Plan-General Disclosure” net of estimated forfeitures, related to stock options that we will amortize over the next four fiscal years.

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Technology Company Formation.  On February 28, 2007, we acquired a 51% interest in Energy Enzymes, Inc.  We have the right to acquire the remaining 49% for 1,000,000 shares of our common stock upon the fulfillment of certain performance milestones or at our option to waive certain performance milestones.  The performance milestones had not been met as of September 30, 2010.  In accordance with ASC Section 810-10-65, “Transition and Open Effective Date Information”, we attributed net loss to Energy Enzymes, Inc. beginning at the date of adoption of ASC Section 810-10-65 in our consolidated statement of operations and recorded the minority interest to non-controlling interest in the stockholders equity section of our balance sheet.  The equity attributable to the Company and to the non-controlling interest in Energy Enzymes, Inc. for the nine months ended September 30, 2010 and 2009 are as follows:

	For the nine months ended September 30, 2010			For the nine months ended September, 2009
	Parent	Noncontrolling Interest	Consolidated	Parent	Noncontrolling Interest	Consolidated
December 31, Accumulated deficit	$(1,803,799)	$(362,375)	$(2,166,174)	$(1,426,633)	$––	$(1,426,633)
Attributable net loss	(144,628)	(138,956)	(283,584)	(305,905)	(293,891)	(599,776)
September 30, Accumulated deficit	$(1,948,427)	$(501,331)	$(2,449,758)	$(1,732,538)	$(293,891)	$(2,026,409)

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

During the three and nine months ended September 30, 2010, we settled on profit/(loss) with Secunderabad in the amount of approximately $2,425and $32,593, respectively, under the agreement and approximately $20,137 and $37,723, respectively, in interest for working capital funding.  During the three and nine months ended September 30, 2009 we paid Secunderabad approximately $112,260 and $192,394, respectively, under the agreement and approximately $52,793 and $60,237, respectively, in interest for working capital funding.   At September 30, 2010 and December 31, 2009 we had $790,028 and $326,234 outstanding under this agreement, respectively, and included as current short term borrowings on the balance sheet.

On January 23, 2008, International Biofuels, Ltd. agreed to end the joint venture with Acalmar Oils and Fats, Ltd.  including termination of Acalmar’s right to own or receive any ownership interest in the joint venture.  The total cancellation price payable by International Biofuels was $900,000 and is classified in our Statement of Operations as a shareholder agreement cancellation payment.  For the year ended December 31, 2008, $300,000 was paid to Acalmar by the Company, reducing the remaining balance due to Acalmar to $600,000 at December 31, 2008.   The balance remained at $600,000 as of September 30, 2009.

12.  Commitments

Construction Contracts

We contracted with Desmet Ballestra India Pvt.  Ltd.  to build a glycerin refinery and pre-treatment plant at our existing biodiesel plant in Kakinada.  At September 30, 2010 and December 31, 2009, commitments under construction contracts were outstanding for approximately $62,898 and $60,654, respectively.  Commitments under purchase orders and other short term construction contracts were $6,516 at September 30, 2010.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company does not use derivative instruments for speculative or trading purposes. Beginning in the quarter ended June 30, 2010, the Company first entered into certain derivative instruments in order to manage exposures related to commodity price fluctuations associated with the Company’s purchase of crude palm oil at its Indian subsidiary.  The Company currently uses commodity forward contracts (“forwards”), which minimize commodity price risks from changes in crude palm oil prices.  These derivatives have no hedging designation; accordingly, the derivatives are marked-to-market at each balance sheet date and any gain or loss is recognized in other income/expense in the statement of operations.  The amount of derivative fair values in the balance sheet is included in other current assets and/or other current liabilities, respectively.  As of September 30, 2010, we did not hold any forward contracts.

The forward contracts have maturities of less than one year (and generally have maturities of up to 90 days) and require the Company to exchange commodities at specified dates and rates. The Company considers the credit risk related to the forward contracts to be low because such instruments are entered into with financial institutions having high credit ratings and are generally settled on a net basis.

Firm Price Purchase Commitments

As of September 30, 2010, the Company had $1,300,000 (which approximates fair value at September 30, 2010) of firm price purchase commitments for 1,650 metric ton of feedstock at our India plant.

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

The “India” operating segment encompasses the Company’s 50 MGY nameplate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.  The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.  For the third quarter ended September 30, 2010, revenues from our Indian operations were 100% of total net revenues.  Indian revenues consist of sales of biodiesel produced by our plant in Kakinada to customers in India.  The majority of the Company’s assets as of September 30, 2010 were attributable to its Indian operations.

The “North America” operating segment includes our leased plant in Keyes, CA, our cellulosic ethanol commercial demonstration facility, and our land held for future ethanol plant development in Sutton, NE and in Danville, IL.  The Company is utilizing the Montana demonstration facility to commercialize its proprietary enzymatic and cellulosic technology.  As our technology gains market acceptance, this business segment will include our domestic commercial application of the cellulosic technology, our plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, executive compensation and other corporate expenses.

Summarized financial information by reportable segment for the three and nine months ended September 30, 2010, based on the internal management system, is as follows:

Statement of Operations Data	For the Nine months ended September 2010	For the Three months ended September 2010
Revenues
India	$5,635,480	$1,592,932
North America	—	—
Other	—	—
Total revenues	$5,635,480	$1,592,932

Cost of goods sold
India	$5,823,256	1,671,989
North America	—	—
Other	—	—
Total cost of goods sold	$5,823,256	$1,671,989

Gross profit (loss)
India	$(187,776)	$(79,057)
North America	—	—
Other	—	—
Total gross profit (loss)	$(187,776)	$(79,057)

For the nine months ended September 30, 2010 all of our revenues were from sales to external customers in our India segment.  During the three months ended September 30, 2010, no single customers accounted for more than 10% of our consolidated revenue.  During the nine months ended September 30, 2010, no single customer accounted for more than 10% of our consolidated revenues.  All sales during the three months nine months ended September 30, 2010 were made into the domestic India market.

Balance Sheet Data
	September 30, 2010	December 31, 2009
Total Assets
India	$17,030,784	$16,224,300
North America (United States)	3,144,135	3,250,827
Other	60,501	91,091
Total Assets	$20,235,420	$19,566,218

14.  Related Party Transactions

Description of Agreements with Related Parties

Laird Cagan, a former member of the Company’s board of directors and a significant stockholder, provides us with a $5,000,000 secured revolving line of credit.  The secured revolver line of credit was entered into on August 17, 2009 and the initial draw was made to pay off the previous unsecured revolving line of credit.   At September 30,2010, a total of $4,854,992, plus accrued interest of $784,953 was outstanding under these credit facilities which accrues interest at 10% interest per annum.  All outstanding principal and accrued interest under the secured revolving line of credit is due and payable on July 1, 2011.

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

We pay Eric A.  McAfee, the Company’s Chief Executive Officer and Chairman of the board of directors, a salary of $10,000 per month for services rendered as our President and CEO.  For each of the three and nine months ended September 30, 2010 and 2009, we paid or accrued Mr. McAfee $30,000 and $ 90,000 respectively, pursuant to this agreement.  As of September 30, 2010, the Company owed Mr. McAfee $250,000 under the terms of this agreement.

We are billed by McAfee Capital for certain expense reimbursements, principally in connection with services provided by Eric A. McAfee and his administrative personnel.   For the three and nine months ended September 30, 2010, we paid McAfee Capital $285,588 and $313,547, respectively and for the three and nine months ended September 30, 2009, we paid McAfee Capital $ 12,536 and 20,443 respectively.   Eric A.  McAfee, an officer and member of our board of directors, owns 100% of McAfee Capital.   The Company owes McAfee Capital $338,452 under the terms of this agreement.

In July, 2009, we entered into a sublease agreement with Solargen Energy, Inc.  for approximately 3,000 square feet of leased space.   Eric McAfee is also a member of the Board of Directors and a significant shareholder of Solargen, Energy, Inc.   Michael Peterson, a member of our Board of Directors is also the Chief Executive Officer of Solargen, Energy, Inc.   For the nine months  ended September 30, 2010, we invoiced, collected and offset as rent expense $105,532   under this agreement in addition to a prepayment of $11,876 we received for April rent.   The future minimum lease payments above exclude collections of rents under this sublease agreement.   See Note 7 Operating Leases.

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

We do not provide for U.S. income taxes for any undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.   At September 30, 2010, these undistributed earnings (losses) totaled approximately $6,085,006.  Some countries in which our subsidiaries are located may impose withholding taxes on distributed earnings.  However, due to our overall deficit in foreign cumulative earnings and our U.S. loss position, we do not believe a material net unrecognized U.S. deferred tax liability exists.

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recognize the tax benefits from uncertain tax positions in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position.  Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.  This determination requires a high degree of judgment and estimation.  We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts.  We do not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months.  As of September 30, 2010, our uncertain tax positions were not significant.

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

On September 2, 2008 the case was transferred to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada.  On or about October 7, 2009, the Court entered a judgment awarding damages in the amount of $1,750,002 plus accrued interest to Cordillera.  On October 19, 2009, the Company filed a Notice of Appeal of the judgment.  This appeal is still pending.   The amount of the judgment was accrued at December 31, 2009.  See “Note 8. Stockholder’s Equity.”

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

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2010, are as follows:

Fair Value Measurement - Recurring Basis

		Fair Value Measurements
	Carrying Amount at September 30, 2010	Level 1	Level 2	Level 3
Assets
Cash and time deposits	$41,952	$41,952	$––	$––
Total	$41,952	$41,952		$––

Fair Value Measurement - Nonrecurring Basis

The Company performs impairment tests under the guidance of ASC 360-10, “Property, Plant, and Equipment”, whenever there are indicators of impairment. The Company would recognize an impairment loss only if the carrying value of a long-lived asset or group of assets is not recoverable from undiscounted cash flows, and would measure an impairment loss as the difference between the carrying value and fair value of the assets based on discounted cash flows projections. As of and for the nine month period ended September 30, 2010 and 2009, the Company made no fair value measurements on a non recurring basis with respect to its asset and liabilities. The Company estimated the fair value of its idle land holdings in Illinois and Nebraska by using available market prices based on recent market appraisals (level 2 inputs).

AE BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.  Subsequent Events.

Energy Enzymes Merger: On October 14, 2010, the noncontrolling interest in Energy Enzymes was merged with and into AE Biofuels Technologies, Inc. in exchange for 1,000,000 shares of stock in AE Biofuels, Inc.  We do not expect the effect of this merger to have a material effect on the financial position, results of operations or cash flows of the Company.

AE Advanced Fuels Keyes, Inc.Project Financing: On October 29, 2010, Third Eye Capital Corporation, as agent, (“Purchaser”) entered into a Note Purchase Agreement for the purchase of $4,500,000 of 12% Senior Secured Term Notes dated October 18, 2010 (the “Term Note”) of AE Advanced Fuels Keyes, Inc., a subsidiary of AE Biofuels, Inc. The Term Note is secured by first-lien deeds of trust on all real and personal property, an assignment of proceeds of all government grants, and guarantee of AE Biofuels, Inc., and a guarantee from McAfee Capital enforceable on 200,000 shares of Evolution Petroleum stock. Laird Cagan is a director and co-founder of Evolution Petroleum. See "Note 14. Related Party Transactions." Interest on the Term Note accrues on the unpaid principal balance and is payable monthly in arrears. Payment of principal begins upon substantial completion and commencement of the lease of the Cilion Plant on a monthly basis equal to the greater of $200,000, $0.05 per gallon produced from the Cilion plant, or 50% of free cash flow. Prepayment of all or any portion of the outstanding principal amount of the Term Note may occur upon 60 days written notice. Upon substantial completion and commencement of the lease of the Cilion plant, the Purchaser will receive 2% of total sales until repayment of the Term Note, after which the Purchaser will receive 1% of total sales for a period of the lesser of five (5) years or the term of the lease. The Purchaser receives a placement fee of three (3) percent of the the Note and a commitment fee of three (3) percent of the Note plus the payment of expenses relating to the establishment and operation of the Note. The Purchaser also receives one share of stock in AE Biofuels, Inc. for every $2 of Term Note purchased. The Term Note matures twelve (12) months from closing, and at that time the outstanding principal amount of the Term Note together with all accrued and unpaid interest thereon will become due.  From the proceeds, AE Biofuels receives $1,000,000 for repayment of loans with with Third Eye Capital, as agent, and operating funds.  The remaining proceeds are used to pay for the retrofit and restart of the Keyes plant.

Senior Secured Note Amendment: Concurrently with the Term Note, we entered into an Amendment No. 5 and Limited Waiver (the “Amendment”) to the Note and Warrant Purchase Agreement dated as of May 16, 2008 (the “Note”) with Third Eye Capital Corporation (“Agent”). The Note had an original principal amount of $5,000,000 and originally was due and payable on May 15, 2009. On December 19, 2009, the maturity date of the Note was extended to June 30, 2010. The Amendment waives any defaults and extends the maturity date of the Note to June 30, 2011. The Note may be extended at our option thereafter on a monthly basis upon payment of a monthly extension fee of $75,000 per month.

We agreed to pay extension and amendment fees to the Agent of $500,000 in consideration for waivers of covenants and extension of the maturity date. Payment may be made in our stock shares at 90% of the closing price of the stock for an aggregate issuance not to exceed 15% of the total issued and outstanding stock. The waiver and extension fee will be added to the outstanding principal amount on the Note.

The Purchaser also receives first lien deeds of trust on all real and personal property, subordination and postponement of all related-party and third party loans, as well as cross-collateralization and cross-default to any financing transaction among and between AE Biofuels, Inc.; AE Advanced Fuels Keyes, Inc.; and the Purchaser.

Cilion Lease and Project Agreement Extension: On October 29, 2010, Cilion agreed to extend the lease commencement date and project agreement until January 31, 2011 and waive any defaults under the agreements in exchange for a progress payment made prior to the commencement of the lease in the amount of $500,000 by AE Advanced Fuels Keyes upon closing of the Note Purchase Agreement with Third Eye Capital Corporation, as agent.

Subordination Agreement with Laird Cagan:  In conjunction with the Subordination Agreement with Laird Cagan dated October 29, 2010, we agreed to an extension fee representing 5% of the outstanding balance for the current and subsequent years where the notes are outstanding in the amount of approximately $250,000 to be paid in stock at the rate conversion of $0.05 per share or in cash.

Stock Issuances:  On November 4, 2010, we issued 50,000 shares of common stock in connection with financial advisory services.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

The Company’s goal is to be a leader in the production of next-generation fuels to meet the increasing demand for renewable transportation fuels, and to reduce dependence on petroleum-based energy sources in an environmentally responsible manner. We have raised approximately $36.3 million to date through the sales of our preferred stock and approximately $23.3 million through debt facilities to fund our operations since our inception in late 2005. To date, we have used these funds to (i) construct and operate a 50 MGY biodiesel manufacturing facility in Kakinada, India, (ii) purchase land and land options for the development of ethanol and/or next generation ethanol plants in the United States, (iii) develop, draft and submit three patents on proprietary, patent-pending enzyme technology, (iv) construct a portion of a glycerin refining and vegetable oil pretreatment facility at our Kakinada plant, (v) commercialize our proprietary, patent-pending enzyme technology, including the construction and operation of our next-generation cellulose ethanol demonstration facility, and (vi) signed a lease and began a repair and retrofit of a 55 MGPY ethanol plant in Keyes, CA.

We completed construction of both our biodiesel plant and our cellulosic ethanol demonstration plant in 2008 and we have been selling biodiesel since November 2008.  We, however, currently do not have sufficient cash reserves to meet our anticipated operating and capital obligations. As a result, we are in the process of seeking additional capital for operation of our Kakinada refinery at full capacity, for continuing the construction of the glycerin refining and vegetable oil pretreatment plant, for funding continuing development of our cellulosic ethanol technology, for operating an ethanol plant in Keyes, California, and for paying ongoing corporate overhead expenses. The amount of additional capital we raise will have to be sufficient to fund the working capital of the biodiesel and ethanol plants until the plant generates sufficient cash flow from operations, if ever. Further, we have been operating at a loss and expect to increase our operating expenses significantly as we expand our operations.

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

Our revenues during the period covered by this Report consist of sales of biodiesel to retail distributors, fleet customers, industrial customers and to governmental agencies in India.  We also sold glycerin and excess stearin to customers in India. We receive the order and payment on the majority of our sales before distribution of the product. Payment on sales to customers outside of India is in the form of non-recourse secured letters of credit. We sell our product primarily through our inside sales force and through outside sales brokers. We have not sold products on a consignment basis. We have the ability to generate additional revenue through the sale of crude glycerin, the by-product from the biodiesel production process. During the nine months ended September 30, 2010, we sold 512 metric tons of crude glycerin compared to 1,454 metric tons of glycerin during the nine months ended September 30, 2009. Our cost of revenues consists of feedstock, chemicals and plant overhead. Depending upon the costs of these products in comparison to the sales price of the biodiesel, our gross margins can vary from positive to negative. Overhead expenses include direct and indirect costs associated with the biodiesel production at our Kakinada plant, plant utilities, maintenance, insurance, depreciation and freight. We produced 6,623 metric tons of biodiesel during the first nine months of 2010 and sold 6,296 metric tons of biodiesel which was 7% of our total plant capacity for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, we operated our biodiesel plant in India; however, our current operations are constrained by limited working capital and the lack of widespread market acceptance of biodiesel in India. We believe that we can continue to increase sales of biodiesel in 2010; however, the domestic Indian market must continue to increase acceptance of biodiesel and the margins between the feedstock costs and the biodiesel sales price must remain positive in order for us to have positive gross margins in 2010. Our primary export market is Europe and we do not expect any export sales of biodiesel in the fourth quarter of fiscal 2010 as palm-bassed biodiesel has poor cold temperature flowing properties and, therefore, is not sold into Europe during the winter.  Therefore, we expect some seasonality in our export shipments into Europe in our fourth quarter each fiscal year

Our ability to sell biodiesel in the India market is hampered by a disparity between the national biofuels policy and State of Andhra Pradesh tax policy.  Upon the adoption of the national law by the state, we anticipate the tax disparity will lessen the price of biodiesel relative to petroleum and allow for economic blending of biodiesel with petroleum based diesel.  We are currently working with the national government to rationalize this tax structure, but cannot predict the timing or outcome of these governmental policy changes.  We expect the market for next generation cellulosic ethanol to continue to grow in the United States due to a focus toward reducing reliance on petroleum based fuel and due to increased cellulosic ethanol mandates specified by the updated Renewable Fuel Standard (RFS 2). At the outset of 2010, we believed that we could begin generating revenues through the commercialization of our cellulosic ethanol technology and associated Renewable Identification Number (RIN’s) in 2010; however, we have not been able to generate revenues from this technology thus far.

Our cash and cash equivalents balance was $41,952 as of September 30, 2010, of which $5,379 was held in our domestic entities and $36,573 was held in foreign subsidiaries. Our current ratio as of September 30, 2010 was 0.06 compared to a current ratio of 0.06 as of December 31, 2009. We ended September 30, 2010 with limited working capital resources and we will need to raise additional working capital in 2010 in order to achieve our goals in India and the U.S.  Subsequent to September 30, 2010, we entered into a Note Purchase Agreement for the purchase of $4.5 million of 12% Senior Secured Term Notes for the repayment of Third Eye Capital Corporation debt and the retrofit and restart of the plant in Keyes, CA.   Due to the global financial crisis, obtaining working capital through commercial banks or through other means is a significant challenge and we cannot be assured we will be able to obtain additional working capital and therefore be successful in 2011. Should the Company not be able to raise enough equity or debt financing, it may be forced to sell all or a portion of its existing biodiesel facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

For the three months ended September 30, 2010, substantially all of our revenues were derived from the sale of biodiesel from our India segment.

We recognize revenue upon shipment of product as payments are generally made in advance and we do not offer any right of return. On export orders, we deliver our product FOB shipping point and receive a non-recourse letter of credit at delivery. At September 30, 2010 we held accounts receivable of $113,396 from seven of our more significant customers. Our average domestic sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. We have several domestic customers who take delivery of biodiesel on a daily basis. During the three months ended September 30, 2010 we made all of our sales to customers within India. Due to the seasonality of sales into the international markets, we expect that other international regions may place orders for summer delivery, however, at this time we have no firm orders. As a result, it is difficult to predict timing or size of product sales on a quarterly basis.  In the current market an oversupply of subsidized biodiesel from South America and the United States has created price pressure on biodiesel from other countries, such as India where our plant is located.   Until such time as these international markets ban sales of subsidized biodiesel or impose international trade barriers, we do not expect international orders to be significant.

Cost of Revenues

Our cost of revenues consists of fixed costs, including utilities, supplies, insurance, property taxes, depreciation and indirect labor compensation. Variable costs include direct labor compensation and direct material costs. The largest component of the cost of revenues is the palm oil or palm stearin feedstock for the biodiesel production process. The price of palm oil and palm stearin is influenced by general economic, market and regulatory factors. These factors include local and global supply and demand, weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade. The price at which we sell our biodiesel in India is generally indexed to the price of petroleum diesel, which is set by the Indian government, the lack of correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. The cost of palm oil or palm stearin has fluctuated significantly in recent periods; however, for the three months ended September 30, 2010, the commodity markets proved to be reasonably stable.  At the end of the previous quarter, the India government raised the price of petroleum diesel as a move towards a free market price system.  However, during the quarter, we experienced an increased price for our stearin resulting in a lower gross margin than in the three months ended September 30, 2009. The price pressure of stearin increasing faster than the price of petroleum diesel, and likewise, the price we receive in the market caused our gross margin to fall from a gross profit of $369,619 for the three months ended September 30, 2009 to a gross loss of $79,057 for the three months ended September 30, 2010.

We exited the three months ended September 30, 2010 with 626 metric tons of biodiesel, which at current sales levels represents approximately three weeks of sales. During the three months ended September 30, 2010, we recognized $47,771 in inventory adjustments attributable to lower of cost or market valuation. All of our cost of revenues was located in our India segment.

Expenses

Research and Development Expenses. The principal area of spending for research and development is our integrated cellulose and starch ethanol commercial demonstration facility in Butte, MT. We incurred expenses of $29,206 and $157,574 during the three months ended September 30, 2010 and 2009, respectively. The largest component of the expenses for the three months ended September 30, 2010 was $14,906 related to depreciation charges compared to $17,571 for the three months ended September 30, 2009. The second largest component for the three months ended September 30, 2010 was $12,950 for plant services compared to $1,532 for the three months ended September 30, 2009.  The equipment from our facility in Butte, MT is currently in storage, awaiting transport to its new location.All of our research and development expenses were incurred in the North America segment.

Selling, General and Administrative Expenses. Principal areas of spending for general and administrative expenses are in the areas of employee compensation, professional services, travel, depreciation, and office expenses, including rent.

We summarize our spending within the North America segment into eight components as follows:

	For the Three Months Ended September 30,
	2010	2009
	%	%
Salaries, wages and compensation	60	51
Supplies and services	2	1
Repair and maintenance	––	––
Taxes, insurance, rent and utilities	23	16
Professional services	14	31
Depreciation and amortization	––	––
Travel and entertainment	1	1
Miscellaneous expense	––	––
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related stock compensation. For the three months ended September 30, 2010 and 2009, the number of United States employees rose from 12 to 14 employees. Compensation expense increased from $478,122 for the three months ended September 30, 2009 to $487,924 for the three months ended September 30, 2010. The increase was principally driven by an increase in the number of employees offset by lower non-cash, stock compensation of $60,515 for the three months ended September 30, 2010 compared to non-cash, stock compensation of $137,631 recorded during the same period of 2009.

The second largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. This category also includes licenses and permits as well as penalties and interest. The taxes included in this item are non-income based taxes. For the three months ended September 30, 2010 most of the $183,128 was spent on rent, utilities and insurance. This level of spending is slightly higher than the $138,347 spent during the three months ended September 30, 2009 due to the insurance costs associated with our project in Keyes, California.

The third largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the three months ended September 30, 2010, we spent $110,369 on professional services including a non-cash stock compensation charge of $6,574 for stock grants to key consultants and advisors. For the three months ended September 30, 2009, we spent approximately $286,154 on professional services of which $16,004 was posted as non-cash stock-based compensation. The decrease from the prior year is attributable to a reduction in spending on all professional fees, including legal and financial advisory fees.

During the three months ended September 30, 2010, we incurred some selling and marketing expenses related to our biodiesel sales, which consisted primarily of salaries, commissions and benefits related to sales and marketing personnel and sales brokers; travel and other out-of-pocket expenses, and facilities costs and other related overhead. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. At this time, these costs are small and accordingly we have included them in general and administrative.

We summarize our spending within the India segment into eight components as follows:

	For the Three Months Ended September 30,
	2010	2009
	%	%
Salaries, wages and compensation	5	2
Supplies and services	5	72
Repair and maintenance	––	2
Taxes, insurance, rent and utilities	19	5
Professional services	20	5
Depreciation and amortization	11	6
Travel and entertainment	16	5
Miscellaneous expense	24	3
Total	100	100

Our India segment incurred selling, general and administrative expenses of $86,345 for the three months ended September 30, 2010.  The largest component of selling, general and administrative expense is attributable to costs associated with freight charges.. The second largest component is professional services attributable to the costs of maintaining our international legal entities.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. Currently, the debt facility for Universal Biofuels Pvt. Ltd. and our Senior Secured Note with Third Eye Capital accrue interest at the default rate of interest. We incurred interest expense of $726,564 for the three months ended September 30, 2010 compared to $692,714 for the three months ended September 30, 2009.  We did not capitalize any interest during the three months ended September 30, 2010 and 2009.

●
Interest income is earned on excess cash. Due to low levels of cash during the three months ended September 30, 2010, and 2009, our interest income remained at low levels of $147 and $6,565, respectively.

●	Other income, for both years, is attributable to renting portions our land holdings in Sutton and Danville to local farmers and renting portions of our tank storage at our plant in India.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

For the nine months ended September 30, 2010, substantially all of our revenues were derived from the sale of biodiesel from our India segment.

We recognize revenue upon shipment of product as payments are generally made in advance and we do not offer any right of return. On export orders, we deliver our product FOB shipping point and receive a non-recourse letter of credit at delivery. At September 30, 2010 we held accounts receivable of $113,396 from seven of our more significant customers. Our average domestic sales transaction consists of a customer taking delivery of several metric tons of biodiesel by loading it into their tanker truck at our plant site. We have several domestic customers who take delivery of biodiesel on a daily basis. During the nine months ended September 30, 2010 we made all of our sales to customers within India. Due to the seasonality of sales into the international markets, we expect that other international regions may place orders for summer delivery, however, at this time we have no firm orders. As a result, it is difficult to predict timing or size of product sales on a quarterly basis.  In the current market an oversupply of subsidized biodiesel from South America and the United States has created price pressure on biodiesel from other countries, such as India where our plant is located.   Until such time as these international markets ban sales of subsidized biodiesel or impose international trade barriers, we do not expect international orders to be significant.

Cost of Revenues

Our cost of revenues consists of fixed costs, including utilities, supplies, insurance, property taxes, depreciation and indirect labor compensation. Variable costs include direct labor compensation and direct material costs. The largest component of the cost of revenues is the palm oil or palm stearin feedstock for the biodiesel production process. The price of palm oil and palm stearin is influenced by general economic, market and regulatory factors. These factors include local and global supply and demand, weather conditions, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade. The price at which we sell our biodiesel in India is generally indexed to the price of petroleum diesel, which is set by the Indian government, the lack of correlation between production costs and product prices means that we are generally unable to pass increased feedstock costs on to our customers. The cost of palm oil or palm stearin has fluctuated significantly in recent periods; however, for the nine months ended September 30, 2010, the commodity markets proved to be reasonably stable.  At the end of this quarter, the India government raised the price of petroleum diesel as a move towards a free market price system.  However, during the quarter, we experienced an increased price for our stearin resulting in a lower gross margin than in the nine months ended September 30, 2009. The price pressure of stearin increasing faster than the price of petroleum diesel, and likewise, the price we receive in the market caused our gross margin to fall from a gross profit of $451,862 for the nine months ended September 30, 2009 to a loss of $187,776 for the nine months ended September 30, 2010.

We exited the nine months ended September 30, 2010 with 626 metric tons of biodiesel, which at current sales levels represents approximately three weeks of sales. During the nine months ended September 30, 2010, we recognized $285,098 in inventory adjustments attributable to lower of cost or market valuation. All of our cost of revenues was located in our India segment.

Expenses

Research and Development Expenses. The principal area of spending for research and development is our integrated cellulose and starch ethanol commercial demonstration facility in Butte, MT. We incurred expenses of $293,898 and $399,148 during the nine months ended September 30, 2010 and 2009, respectively. The largest component of the expenses for the nine  months ended September 30, 2010 was $98,326 related to salaries and wages. The second largest component for the nine months ended September 30, 2010 was $56,438 related to charges for disposed equipment from the disassembly and storage of our facility in Butte, MT.  We charged $49,605 of depreciation to research and development for the nine months ended September 30, 2010, as compared to $52,713 in the prior year. The equipment from our facility in Butte, MT is currently in storage, awaiting transport to its new location.  All of our research and development expenses were incurred in the North America segment.

Selling, General and Administrative Expenses. Principal areas of spending for general and administrative expenses are in the areas of employee compensation, professional services, travel, depreciation, and office expenses, including rent.

We summarize our spending within the North America segment into eight components as follows:

	For the Nine Months Ended September 30,
	2010	2009
	%	%
Salaries, wages and compensation	49	50
Supplies and services	14	4
Repair and maintenance	––	––
Taxes, insurance, rent and utilities	17	12
Professional services	19	30
Depreciation and amortization	––	2
Travel and entertainment	1	2
Miscellaneous expense	––	––
Total	100	100

The single largest component of selling, general and administrative expense is employee compensation, including related stock compensation. As of September 30, 2010 and 2009, the number of United States employees rose from 12 to 14 employees. Compensation expense decreased from $1,801,035 for the nine months ended September 30, 2009 to $1,558,614 for the nine months ended September 30, 2010. The decrease was principally driven by a change in the mix of employees that includes fewer executive level employees offset by an increase in the number of employees and by lower non-cash, stock compensation of $219,725 for the nine months ended September 30, 2010 compared to non-cash, stock compensation of $586,609 recorded during the same period of 2009.

The second largest component of selling, general and administrative expense is professional services, which include legal, accounting, financial advisory, board compensation, security filings, and transfer agent fees along with associated non-cash stock compensation expense. For the nine months ended September 30, 2010, we spent $599,685 on professional services including a non-cash stock compensation charge of $26,051 for stock grants to key consultants and advisors. For the nine months ended September 30, 2009, we spent approximately $1,074,030 on professional services of which $19,300 was posted as non-cash stock-based compensation. The decrease from the prior year is attributable to a reduction in spending on all professional fees, including legal and financial advisory fees.

The third largest component of selling, general and administrative expense is taxes, insurance, rent and utilities. This category also includes licenses and permits as well as penalties and interest. The taxes included in this item are non-income based taxes. For the nine months ended September 30, 2010 most of the $533,328 was spent on rent, utilities and insurance. This level of spending is slightly higher than the $445,274 spent during the nine months ended September 30, 2009 due to the insurance costs associated with our project in Keyes, California.

During the nine months ended September 30, 2010, we incurred some selling and marketing expenses related to our biodiesel sales, which consisted primarily of salaries, commissions and benefits related to sales and marketing personnel and sales brokers; travel and other out-of-pocket expenses, and facilities costs and other related overhead. Commissions on biodiesel sales are typically accrued and expensed or paid when the respective products are sold. At this time, these costs are small and accordingly we have included them in general and administrative.

We summarize our spending within the India segment into eight components as follows:

	For the Nine Months Ended September 30,
	2010	2009
	%	%
Salaries, wages and compensation	9	3
Supplies and services	4	31
Repair and maintenance	2	3
Taxes, insurance, rent and utilities	16	9
Professional services	32	45
Depreciation and amortization	11	3
Travel and entertainment	14	5
Miscellaneous expense	12	1
Total	100	100

Our India segment incurred selling, general and administrative expenses of $288,187 for the nine months ended September 30, 2010.  The largest component of selling, general and administrative expense is attributable to costs associated with the operational support agreement with Secunderabad Oil, which were $32,594 for the nine months ended September 30, 2010 . The second largest component is  rent due to the renting of a guesthouse facility for traveling guests and executive in 2010.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrant coverage and discount fees which are amortized as part of interest expense. Currently, the debt facility for Universal Biofuels Pvt. Ltd. and our Senior Secured Note with Third Eye Capital accrue interest at the default rate of interest. We incurred interest expense of $2,552,619 for the nine months ended September 30, 2010 compared to $2,137,212 for the nine months ended September 30, 2009.  We did not capitalize any interest during the nine months ended September 30, 2010 and 2009.

●
Interest income is earned on excess cash. Due to low levels of cash during the three months ended September 30, 2010, and 2009, our interest income remained at low levels of $2,241 and $19,526, respectively.

●	Other income, for both years, is attributable to renting portions our land holdings in Sutton and Danville to local farmers and renting portions of our tank storage at our plant in India.

Liquidity and Capital Resources

Contractual Obligations

In September 2009, our India subsidiary exited from the Export Oriented Unit taxation status and became a domestic producer. As part of the governmental agreements, the Company is required to export approximately $4,000,000 of biodiesel into the international markets before September 2017 or pay the tax as though the exported biodiesel was sold within the country of India.  In December, 2009, we recognized the tax on this export obligation as a liability and related expense.

On December 1, 2009, we entered into a lease and project agreement for a 55 million gallon nameplate ethanol facility located in Keyes, California for a term of 36 months at a monthly lease payment of $250,000 (an aggregate of $9,000,000 over the expected lease term).   Lease term and rental begin upon substantial completion of the repair and retrofit activities, determined by the mutual agreement of the parties, as required under the project agreement.  On October 29, 2010, we negotiated an extention to the lease and project agreements that included a progress payment of $500,000 made to the landlord in exchange for extending the required substantial completion date to January 31, 2011.  In connection with this agreement, we received a payment of $500,000 representing a contribution to the project company.  Upon completion of the repair and retrofit activities, we receive an additional $500,000 contribution to the project company.  During the term of the lease, we are responsible for the costs and expenses associated with leasing and operating this facility.

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

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	September 30, 2010	September 30, 2009
Cash and cash equivalents	$41,952	$107,631
Current assets (including cash and cash equivalents)	1,810,670	1,482,626
Current liabilities (including short term debt)	29,032,904	21,410,903
Short and long term debt	$18,816,000	$13,977,097

The Company continued to experience losses and negative cash flows from operations through September 30, 2010. As noted in the table above, the Company has negative working capital (current assets less current liabilities). To date, our operating biodiesel plant has provided us with only minimal cash flow, and it will likely be insufficient to allow for the completion of our business plan in 2010. As the development of our business plan has taken longer to develop than we had forecasted, we may have to review our long lived assets for impairment at a future date. Funds available at September 30, 2010 are sufficient to cover less than one month of our domestic operating costs. These conditions raise substantial doubt about our ability to continue as a going concern.

In order for us to continue as a going concern, we require a significant amount of additional working capital to fund our ongoing operating expenses and future capital requirements. The use of additional working capital is primarily for general and administrative expenses, the purchase of feedstock and other raw materials to operate our existing facilities, to repair and restart the Keyes, CA plant, and debt interest and principal payments.  On October 29, 2010, we raised $4.5 million through a debt facility for repayment of existing debt as well as the retrofit and restart of the Keyes plant.  Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Secunderabad, who is currently providing us with working capital for our Kakinada facility. If we are unable to maintain this strategic relationship, our business may be negatively affected. In addition, the ability of Secunderabad to continue to provide us with working capital depends in part on the financial strength of Secunderabad and its banking relationships. If Secunderabad is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.

On October 7, 2009, UBPL received a demand notice from the State Bank of India. The notice informed UBPL that an event of default has occurred for failure to make an installment payment on the loan due in September, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009. Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period. Additional provisions of the loan agreement give the bank the right to disclose or publish our company name and the names of our directors as defaulter in any medium or media. In addition, since the bank demanded payment of the balance in July 2009, we have classified the entire loan amount as current. We are currently in discussions with the State Bank of India for a modification of the loan terms. If we are unsuccessful with our negotiations and there is an immediate acceleration of the payment of the entire principal balance, it would have a significant adverse impact on the Company’s near term liquidity and ability to operate our business in India.

Effective for the pay period ended February 28, 2009, two of our executive officers and five other employees voluntarily accepted a significant compensation reduction. As of September 30, 2010, the reduction of their salaries has provided us with approximately $962,124 of reduced cash flow. We accrued this reduction in cash flow as we intend to pay these executives and employees for accrued salaries as our cash flow allows. The repayment of these amounts will be a use of cash in the future.

Planned capital expenditures include an expected $1,000,000 to complete the pre-treatment facility and glycerin refinery at our Kakinada plant. At September 30, 2010 commitments under construction contracts were outstanding for approximately $62,898, while commitments under purchase orders and other short term construction contracts were $6,516. We anticipate that the cash flow from our India operations will fulfill the current commitments.  Completion of our pre-treatment facility and glycerin refinery is on hold until we can obtain a source of funding.  The completion of this facility is entirely dependent upon our ability to raise additional capital or debt.

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

We may continue to deploy our management team’s combined industry, technical, merger and acquisition, restructuring and corporate finance expertise to target and acquire undervalued and/or distressed assets, and then apply our technology to improve the performance of those assets. We believe that our strategy offers substantial opportunity to build capital value in the current climate, particularly given (a) the present opportunity to acquire undervalued and/or underperforming assets and improve them; and (b) the medium to longer term outlook for ethanol and cellulosic ethanol as an alternative form of energy is likely to lead to under supply in 2011. To implement our strategy, we require access to substantial financial resources, both in the form of advisor relationships and additional financing.  We are currently working on the development of these relationships to build value through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments. In addition, we anticipate that we may issue share and/or loan capital to vendors as a means of securing target acquisitions and to fund development.

In addition to the $4.5 million Note Purchase Agreement with Third Eye Capital Corporation, as Agent, raised on October 29, 2010, we intend to raise additional working capital in 2010 and 2011 through some or all of the following: operating cash flows, working capital lines of credit, long-term debt facilities, joint venture arrangements, sale of existing assets and the sale of additional equity by us or our subsidiaries. We continue to explore different funding sources, but because of the continued unsettled state of the capital markets around the globe, we currently lack any defined capital raising projects or specific sources of capital or commitments for the required capital. We, in common with most enterprises that require capital to develop and implement their strategy, are challenged by the impact the crisis in the global capital markets is having on its ability to finance its plans. To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing our business development. If we cannot execute on our business plan or raise enough capital we may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value and incur impairment related to these assets to generate cash to continue the Company’s business plan or possibly discontinue operations. There can be no assurance that additional financing will be available to use at all, or on satisfactory terms. The accompanying financial statements do not include any adjustments that may result should we find ourselves unable to continue as a going concern.

Historical Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $1,517,442 primarily from cash based selling, general and administrative expenses and research and development expense, including gross profit losses from operations of $187,776 and increase in working capital of $2,721,538. The generation of cash from working capital arose principally from the aging of our accounts payable and aging of interest and accruing fees on our debt facilities. Net cash used in operating activities for the same nine months of fiscal 2009 was $1,930,224 primarily to develop our business, including general and administrative and research and development costs. Net cash used in operating activities was lower in the current year as compared to the prior year period due to a decreased need for working capital from the operation of our business, principally in India, which was partially offset by reduced spending in all areas including professional services, salaries, supplies and services and travel.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2010 and 2009 was $52,435, and $78,978, respectively, which consisted primarily of purchases of property, plant and equipment relating to our biodiesel facility in India.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2010 and 2009 was $1,449,578, and $1,729,416, respectively, which consisted primarily of the proceeds from our working capital line with Secunderabad, and the proceeds from the Revolving Line of Credit Agreement, dated August 17, 2009 provided by a related party (a former director and significant shareholder).

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

 Impairment of Long-Lived Assets

Our long-lived assets are primarily associated with our plant in Kakinada, India. In fiscal 2008, we began operation of our biodiesel plant and we continued the construction of our glycerin refinery and pre-treatment plant. Costs for building these assets remain in construction-in-progress at September 30, 2010 and will be reclassified once the refinery and pre-treatment plant are fully operational and placed in service.  The completion of this facility is entirely dependent upon our ability to raise additional capital or debt.

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

With respect to our biodiesel facility in India, which comprises approximately 75% of the carrying value of total assets, we develop various assumptions to estimate the future cash flows that will be generated from this facility in order to test the recoverability of this asset. The determination of estimated future cash flows is highly uncertain in the current economic environment. Further, as our biodiesel facility in India has been in operation for about two years and to date has operated at less than 10% of its production capacity, we believe our assumptions regarding future cash flows and in turn the carrying value of its biodiesel facility represent a significant estimate in the preparation of our consolidated financial statements.  Our revenues for the three and nine months ended September 30, 2010 were less than the same period of the previous year, due primarily to our inability to replicate in the current quarter a large international order which occurred during the three months ended September 30, 2009. Similarly, we incurred a gross loss for the three and nine months ended September 30, 2010 principally due to our high level of fixed costs relative to the plant productive capacity and the slower than expected adoption of biodiesel sales in India.

We are currently hampered by a disparity between the national biofuels tax policy in India and the State of Andhra Pradesh tax policy. Upon the adoption of the national law by the state, we anticipate the tax disparity will lessen the price of biodiesel relative to petroleum and allow for economic blending of biodiesel with petroleum based diesel. We are currently working with the national government to rationalize this tax structure, but cannot predict the timing or outcome of these governmental policy changes. We are also marketing our biodiesel product to  industrial customers.  We currently market our biodiesel product to three industrial customers and  have hired a sales staff to promote this activity.  While we cannot predict the success with which we will be able to penetrate this market, we believe that opportunities exist to grow our revenue base in the industrial market space.  We have also prepared our forecast based on the current prices of fuel and feedstock commodities which currently are forecasted to provide gross production margins; however, our gross margins depend principally on the spread between feedstock and biodiesel prices and this spread has fluctuated significantly in recent months. We are also continuing to seek opportunities to raise additional funds for working capital purposes, which we believe will expand our opportunities to purchase, process and sell our product in a more economically competitive matter; however, there can be no assurances that we will be able to obtain additional financing at competitive terms.

We believe that the global market for biodiesel products is in its early stages and that we will ultimately be successful in executing on our business plan; however, we recognize that our ability to successfully execute on our business plan includes estimates and assumptions regarding the outcome of certain events that are included in our cash forecast (including those described above) which are not within the control of the Company.  In light of our disappointing cash flows achieved to date through September 30, 2010, we have  updated our internal cash forecast by extending the timeline for achieving an increase in plant utilization in light of the slower than expected adoption of biodiesel sales in India and recent operating results.  The resulting updated cash forecast indicates that our undiscounted cash flows are expected to exceed the carrying value of our biodiesel plant in India.  Based on sufficient cash flow from our updated forecast, we have concluded that no impairment charge is warranted at this time; however, if we are unable to successfully execute on our updated business plan, it is at least reasonably possible that changes to the assumptions regarding the estimated future cash flows expected to be generated from this facility will result in an impairment charge (write down) of the carrying value of the biodiesel facility and such impairment charge could be material to our financial statements.

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

●
Expected Term — Our expected term represents the weighted-average period that our stock-based awards are expected to be outstanding. We applied the “Simplified Method” as defined in the SEC’s Staff Accounting Bulletin No. 107 and 110.

●	Expected Volatility — Our expected volatility is based on the historical volatility of comparable public companies’ stock for a period consistent with our expected term.

●
Expected Dividend — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. We currently pay no dividends and does not expect to pay dividends in the foreseeable future.

●	Risk-Free Interest Rate — We base the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

Recently Issued Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-22 (ASU 2010-22), “Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission,” which amends various SEC paragraphs based on external comments received and the issuance of SAB 112, and amends or rescinds portions of certain SAB topics. We do not expect the provisions of ASU 2010-22 to have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs”.  The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026 , which was issued in April 2009 and amended SEC requirements in Regulation S-X ( 17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R) , “Business Combinations” (ASC 805), and SFAS No. 160 , “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” ( FASB ASC 810 ).  We do not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

At September 30, 2010 we had one firm-price purchase commitments for 1,650 metric tons of feedstock representing approximately $1,300,000.  We did not have any off-take arrangements with our customers., nor did we hold any forward contracts.

Foreign Currency Risk

Our foreign subsidiaries use local currencies as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the dollar/INR (Indian rupee) exchange rate. For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During the three and nine months ended September 30, 2010, we recognized a gain of $33,782 and $152,496, respectively, arising from foreign currency translation. At September 30, 2010 we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. At September 30, 2010, we had $18,816,000 in total debt outstanding, of which $12,297,826 was fixed-rate debt and $6,518,174 was floating-rate debt. The interest rate under the floating-rate debt facility is subject to adjustment based on the Reserve Bank of India advance rate.

Based on the amount of our floating-rate debt as of September 30, 2010, each 100 basis point increase or decrease in interest rates increases or decreases our annual interest expense and cash outlay by approximately $65,000. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2010 with no subsequent change in rates for the remainder of the period.

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

On July 7, 2010, the Corporation issued 100,000 shares of Company common stock to three individuals, as compensation for services associated with investor relation services. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 14, 2010, the Corporation issued 2,250,000 shares of Company common stock pursuant to the Note Purchase Agreement dated October 29, 2010 with Third Eye Capital Corporation, acted as agent for the Purchasers, as reported on Form 8-K filed with the SEC on November 3, 2010. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 15, 2010, the Corporation issued 1,000,000 shares of Company common stock, pursuant to the Merger and Reorganization Agreement entered into the 28th day of February 2007, by and among American Ethanol, Inc., a Nevada Corporation, Clifford Bradley and Bob Kearns, and Renewable Technology Corporation, a Delaware Corporation, as reported on Form 8-K filed with the SEC on October 10, 2010. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On November 4, 2010, the Corporation issued 50,000 shares of Company common stock as compensation for financial advisory services. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES.

Under the $5 Million Note and Warrant Purchase Agreement dated May 16, 2008, as amended (the “Agreement”) with Third Eye Capital Corporation (“Agent”) and Third Eye Capital ABL Opportunities Fund (“Purchaser”), the Company was unable to repay the then outstanding principal together with all accrued and unpaid and interest in the amount of $7,005,251 due on June 30, 2010.  Since June 30, 2010, The Company has accrued interest at the default interest rate of 18% during the period of non-compliance.

On October 29, 2010, the Company entered into Amendment No. 5 to the Agreement. The Amendment waives any defaults and extends the maturity date of the Note to June 30, 2011, The Note may be extended at our option thereafter on a monthly basis upon payment of a monthly extension fee of $75,000 per month.

No additional defaults on senior securities other than those reported in the Companies current report on Form 8-K filed with the SEC on August 17, 2009 and October 13, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

On October 29, 2010, we entered into an ethanol maketing agreement with Kinergy Marketing, LLC as our exclusive marketing agent for the ethanol produced at our plant in Keyes, CA.

Subordination Agreement with Laird Cagan:  In conjunction with the Subordination Agreement with Laird Cagan dated October 29, 2010, we agreed to an extension fee representing 5% of the outstanding balance for the current and renewing in the subsequent years during which the notes are outstanding in the amount of approximately $250,000 to be paid in stock at the rate conversion of $0.05 per share or in cash.

ITEM 6.     EXHIBITS.

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amendment No. 5 and Limited Waiver to Note and Warrant Purchase Agreement dated October 29, 2010, between AE Biofuels, Inc. and Third Eye Capital Corporation.	8-K	000-51354	10.2	Nov. 3, 2011
10.2	Note Purchase Agreement dated October 18, 2010 among AE Advanced Fuels Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario Corporation, as Agent and the Purchasers from time to time parties hereto.	8-K	000-51354	10.1	Nov. 3, 2011
10.3
Amendment #1 to Project Agreement entered into 29th day of October, 2010, by and among Cilion, Inc., a Delaware corporation, AE Biofuels, Inc., a Nevada corporation, AE Advanced Fuels, Inc., a Delaware corporation and AE Advanced Fuels Keyes, Inc., a Delaware corporation.

			000-51354			X
10.4
Amendment #1 to Lease Agreement for Keyes, California Ethanol Production Facility entered into 29th day of October, 2010, by and between Cilion, Inc., a Delaware corporation, AE Advanced Fuels Keyes, Inc., a Delaware corporation and AE Advanced Fuels, Inc., a Delaware corporation, each of which are wholly-owned subsidiaries of AE Biofuels, Inc., a Nevada corporation.

			000-51354			X
10.5
Subordination Agreement, dated October 29, 2010 among Laird Q. Cagan, an individual with an address of 200 Alamos Road, Portola Valley, California 94028, AE Biofuels, Inc., a Nevada corporation, AE Advanced Fuels Keyes, Inc., a Delaware corporation and Third Eye Capital corporation, as agent.

			000-51354			X
10.6	Ethanol Marketing Agreement, dated October 29, 2010 by and between AE Advanced Fuels Keyes, Inc and Kinergy Marketing, LLC, an Oregon limited liability company.		000-51354			X
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.		000-51354			X
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

AE BIOFUELS, INC.

Date: November 30, 2010	By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)