Form 10-K
period 2011-12-31
AEMETIS, INC
filed 2012-10-31
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

————————
FORM 10-K
————————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-51354

AEMETIS, INC.
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

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $15,363,775 as ofJune 30, 2011, based on the average bid and asked price on the OTC Marketsreported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on October 25, 2012 was 170,548,507 shares.

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

We obtained the market data used in this report from internal company reports and industry publications. Industry publications generally state that the information contained in those publications has been obtained from sources believed to be reliable, but their accuracy and completeness are not guaranteed and their reliability cannot be assured. Although we believe market data used in this 10-K is reliable, it has not been independently verified. Similarly, while we believe internal company reports are reliable, we have not had the content of these reports independently verified.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “the Company” refer specifically to Aemetis, Inc. and its subsidiaries.

EXPLANATORY NOTE

This annual report on Form 10-K is a comprehensive filing for the fiscal years ended December 31, 2010 and 2011 and the interim periods within 2011.  It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended.  This is our first periodic filing since the third quarter of 2010, although we have made certain filings on Form 8-K.  Included in this report are the audited financial statements for the years ended December 31, 2010 and 2011 as well as unaudited quarterly financial information for the 2011 interim periods.

This annual report should be read together and in connection with the other reports filed by us with the SEC for a comprehensive description of our current financial condition and operating results.  In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

ITEM 1.  BUSINESS

General

We are an international renewable fuels and specialty chemical company focused on the production of advanced fuels and chemicals and the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products and convert first-generation ethanol and biodiesel plants into advanced biorefineries.

Aemetis operates in three reportable geographic segments: “North America”, “India”, and “Other.”  For revenue and other information regarding Aemetis’ operating segments, see Note 11. Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

2010 Highlights

In 2010, we were primarily engaged in three activities: (i) fundraising for the retrofit of a 55 million gallon per year (MGY) ethanol plant in Keyes, California, pursuant to a Project Agreement with Cilion, Inc.; (ii) owning and operating a biodiesel production facility in Kakinada, India with a nameplate capacity of 150,000 metric tons per year; and (iii) continuing to develop our proprietary, patented and patent pending microbial and enzyme technology.

North America

Retrofit of Keyes, CA Ethanol Plant

In December 2009, we entered into a Project Agreement with Cilion, Inc. to retrofit, re-start and operate a 55 MGY ethanol plant in Keyes, California.  In December 2009 we also entered into a three year (subsequently extended to a five year) Lease Agreement with Cilion, the term of which would begin upon substantial completion of the retrofit.  During 2010, substantially all of our activities in North America were focused on fundraising and retrofitting the Keyes ethanol plant.  We took possession of the plant in the second quarter of 2010 and began the retrofit shortly thereafter.  On October 29, 2010 and March 9, 2011 the parties amended the Project Agreement and the Lease Agreement to, among other things, extend the date by which substantial completion of the retrofit was required, extend the term of the Lease, and waive certain defaults under the Project Agreement.  On April 1, 2011 the retrofit was substantially completed and the Lease term began.  The plant became operational in the second quarter of 2011.  We raised a total of $8.0 million in debt financing to retrofit the plant with an initial raise of $4.5 million in 2010 and an additional raise of $3.5 million in early 2011.  For more information regarding this debt financing, see Note 5. Notes Payable of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

India

We own and operate a biodiesel manufacturing plant in Kakinada, India with a nameplate capacity of 150,000 metric tons of biodiesel (approximately 50 million gallons) and 18,000 metric tons of glycerin (approximately 3.8 million gallons) per annum.  Our plant is capable of producing biodiesel from multiple feedstocks. In 2010, our primary feedstock was non-edible refined palm oil (NRPO), a byproduct of palm oil fractionation and a non-edible feedstock, which we sourced from suppliers in India.  In 2010, we sold 7,598 metric tons of biodiesel at an average price of $849 per ton, which represented 80% of our consolidated 2010 revenue.

Crude glycerin is a natural byproduct of the biodiesel production process.  In 2010, we produced and sold 1,046 metric tons of crude glycerin at an average price of $350 per metric ton.

The following table sets forth information about our production and sales of biodiesel, crude glycerin and NRPO in 2010 and 2009.

	2010	2009	% Change
Biodiesel
Tons Sold(1)	7,598	13,349	(43%)
Average Sales Price/Ton	$849	$658	29%
Crude Glycerin
Tons Sold	1,046	1,964	(47%)
Average Sales Price/Ton	$350	$237	48%
NRPO
Tons Sold	1,434	-	(100%)
Average Sales Price/Ton	$923	-	100%

(1)	1 metric ton is equal to 1,000 kilograms (approximately 2,205 pounds).

Biodiesel production declined in 2010 due to high feedstock prices.  Although production declined markedly, revenues decreased slightly to $8.1 million in 2010 from $9.2 million in 2009 as a result of higher average sales prices.

2011 Highlights

North America

In the second quarter of 2011, we successfully completed the retrofit of the Keyes, CA ethanol plant and in late April 2011 began operating the plant pursuant to a 5-year lease agreement with Cilion, Inc.  The Keyes plant is a dry mill ethanol production facility currently utilizing corn as feedstock.  In addition, the plant produces high quality wet distillers grains (WDG) and a small amount of condensed distillers soluble (CDS) as byproducts of the ethanol production process, which are sold as a high protein, livestock feed supplement.

The plant is located adjacent to the Union Pacific Railroad and Highway 99, two major transportation arteries in California’s Central Valley region, providing convenient transportation to and from the plant for inbound feedstock and outbound feed and fuel.

During 2011, we produced three products at the Keyes plant:  denatured ethanol, WDG and CDS.  In 2011 we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell.  Small amounts of CDS were sold to various local third parties.  Ethanol pricing is determined pursuant to a marketing agreement between the Company and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to Los Angeles, California, as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with local fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between the Company and A.L. Gilbert Co., and is generally determined in reference to the price of dry distillers grains (DDG) and corn.

The following table sets forth information about our production and sales of ethanol and WDG in 2011.

2011
Ethanol
Gallons Sold (in 000s)	37,389
Average Sales Price/Gallon	$2.89
WDG
Tons Sold (in 000s)	274
Average Sales Price/Ton	$85.37

During 2011 we continued to spend research and development dollars exploring the viability of commercializing our integrated cellulose and starch ethanol technology and in July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ (a marine organism originally discovered consuming plant cellulose at a high rate in the Chesapeake Bay) to produce renewable chemicals and advanced fuels from renewable feedstocks.

India

The market for biodiesel in 2011 was very challenging and as a result the Company’s production of biodiesel and crude glycerin remained static although revenues increased as a result of an increase in average sale prices.  In 2011, our primary feedstock for the production of biodiesel continued to be NRPO, a byproduct of palm oil fractionation and a non-edible feedstock, which we sourced from suppliers in India.

In response to difficult market conditions, during 2011, the Company took the opportunity to perform routine maintenance and to complete the plant’s glycerin refining and oil pretreatment units. The glycerin refining and oil pre-treatment units were completed in the firstquarter of 2012.  The glycerin refining unit enables us to produce and sell refined glycerin and the oil pre-treatment unit enables us to refine crude palm oil into refined palm oil.  In addition, in the first quarter of 2012, our India subsidiary received an Indian Pharmacopeia license, which enables it to sell refined glycerin to the pharmaceutical industry in India.  In the third quarter of 2011, in order to develop a market for our refined glycerin, we imported 1,000 metric tons of refined glycerin, which we sold in 2011 and 2012.  In 2011, we did not produce any refined glycerin.

In 2011, the Company began to explore other markets for its products and developed a customer base in the textile industry for its biodiesel and in the paints and adhesives market for its refined glycerin.

The following table sets forth information about our production and sales of biodiesel and crude and refined glycerin in 2011 and 2010.

	2011	2010	% Change
Biodiesel
Tons sold (1)	8,636	7,598	14%
Average Sales Price/Ton	$1,001	$849	18%
Crude Glycerin
Tons sold	23	1,046	(98%)
Average Sales Price/Ton	$643	$350	84%
Refined Glycerin
Tons sold	772	-	-
Average Sales Price/Ton	$787	-	-
NRPO Stearin
Tons Sold	588	1,434	(59%)
Average Sales Price/Ton	$1,024	$923	11%

(1)	1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

The plant was originally designed to include four production units: biodiesel, refined glycerin, oil refining and fractionation.  To date, the biodiesel, refined glycerin and oil refining units have been completed.  In order to complete the fractionation unit, the Company will need to purchase and install additional equipment for an additional cost of approximately $2 million.

Strategy

Our goal is to be a leader in the production of advanced fuels and specialty chemicals from renewable sources to meet increasing market demand for such products, and to reduce overall dependence on petroleum-based fuels and chemicals in an environmentally responsible manner.

India

The Company owns and operates a biodiesel production facility in Kakinada, India with a nameplate capacity of 150,000 metric tons per year. This facility is one of the largest biodiesel production facilities in India on a nameplate capacity basis. Our objective is to continue to capitalize on the substantial growth potential of the industry. Key elements of our strategy include the following:

●
Expand market demand for biodiesel and its byproducts. We plan to create additional demand for biodiesel and its byproducts by looking for alternative markets.  In 2011, we began selling biodiesel to textile manufacturers.  In addition, in the fourth quarter of 2011 we completed glycerin refining and oil pre-treatment units and began selling refined glycerin to manufacturers of paints and adhesives.  In 2012, our India subsidiary received an Indian Pharmacopeia license, which enables it to sell refined glycerin to the pharmaceutical industry in India.  We also expect to increase sales by selling our biodiesel into the international market during the summer months when biodiesel use in Europe and the United States increases with the onset of warmer weather.  In 2011, we had two sales in the aggregate amount of $6.86 million and in 2010 we had no sales, respectively, into the European market.

●
Diversify our feedstocks. We designed our Kakinada plant with the capability of producing biodiesel from multiple-feedstocks. In 2009 we began to produce biodiesel from NRPO.  In 2011 we completed an oil pre-treatment unit, which enables us to convert crude palm oil into refined palm oil, which can either be sold or used to produce biodiesel.

North America

In 2007, we acquired patent-pending enzyme technology to enable the production of ethanol from a combination of starch and cellulose, or from cellulose alone, and in July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  Our objective is to continue to look for ways to commercialize this technology to expand the production of cellulosic ethanol and other bio-chemicals in the United States.

Competition

North America

In 2011, there were over 200 commercial corn ethanol production facilities in operation in the U.S. with a combined production of nearly 13.5 billion gallons, according to the Renewable Fuels Association (RFA).  The production of ethanol is a commodity and producers compete on the basis of price.

India

With respect to biodiesel sold as fuel, we compete primarily with the producers of petroleum diesel, which are the three state-controlled oil companies: Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies:  Reliance Petroleum and Essar Oil, all of whom have significantly larger market shares than us, and control a significant share of the distribution network. We compete primarily on the basis of price.  The price of biodiesel is indexed to the price of petroleum diesel, which is set by the Indian government.  In addition, the state-controlled oil companies are subsidized by the India government creating a disparity between the cost of oil on the open market and the price we can obtain from sales of biodiesel.  In September 2012, the Indian government provided partial relief by raising the price of diesel by 5 rupee per liter.  If the Indian government were to significantly reduce diesel prices, or if our oil company competitors were to significantly increase production of petroleum diesel, our business, operating results and financial condition could be adversely affected.

With respect to biodiesel sold for manufacturing purposes we compete with specialty chemical manufacturers primarily on the basis of price, and with respect to crude and refined glycerin, we compete with other glycerin producers and refiners primarily on the basis of price and product quality.

Customers

North America

One hundred percent (100%) of our ethanol and WDG are sold to J.D. Heiskell pursuant to a Purchase Agreement.  J.D. Heiskell in turn sells 100% of our ethanol to Kinergy and 100% of the WDG to A.L. Gilbert. Kinergy markets and sells our ethanol to petroleum refiners and blenders in Northern California.  A.L. Gilbert markets and sells our WDG to approximately 200 dairy and feeding operators in Northern California.

India

For the fiscal years ended December 31, 2011 and 2010, no single customer accounted for more than 10% of our total revenues. The level of sales to any customer may vary from quarter to quarter.

Pricing

India

In India the price of biodiesel is based on the price of petroleum diesel, which is established by the India government.  Biodiesel sold into Europe is based on the spot market price. We sell our biodiesel primarily to resellers, distributors and refiners on an as-needed basis. We have no long-term sales contracts.

North America

We sell 100% of the ethanol and WDG we produce to J.D. Heiskell.  Ethanol pricing is determined pursuant to a marketing agreement between the Company and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to Los Angeles, California, as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with local fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between the Company and A.L. Gilbert Co., and is generally determined in reference to the price of dry distillers grains (DDG) and corn.

Raw Materials and Suppliers

North America

In March 2011, we entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell.  Pursuant to the agreement we agreed to procure whole yellow corn from J.D. Heiskell. We have the ability to obtain corn from other sources subject to certain conditions, however, in 2011 all of our corn requirements were purchased from Heiskell. Title to the corn and risk of loss passes to us when the corn is deposited in the weigh bin.  The initial term of the Agreement expired on December 31, 2011 and is automatically renewed for additional one-year terms, currently December 31, 2012.

India

Surrounding our plant in Kakinada, India are a number of edible oil processing facilities that produce NRPO as a byproduct.  In 2010, 100% of our biodiesel was produced from NRPO, which we obtained from sources surrounding the plant. In addition to feedstock, our plant requires quantities of methanol and chemical catalysts for use in the biodiesel production process. These chemicals are also readily available and sourced from a number of suppliers surrounding the plant. We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

Sales and Marketing

North America

As part of our obligations under the Corn Procurement and Working Capital Agreement, in March 2011, we entered into a Purchase Agreement with Heiskell pursuant to which we granted Heiskell exclusive rights to purchase 100% of the ethanol and WDG we produce at prices established by the Company pursuant to marketing agreements with Kinergy and A.L. Gilbert.  In turn Heiskell agreed to resell all the ethanol to Kinergy (or any other purchaser we designate) and all of the WDG to A.L. Gilbert.

In March 2011, we entered into a WDG Purchase and Sale Agreement with A.L. Gilbert Company pursuant to which A.L. Gilbert agreed to market on an exclusive basis all of the WDG we produce.  The initial term of the Agreement expired on December 31, 2011 and is automatically renewed for additional one-year terms, currently December 31, 2012.

In October 2010, we entered into an exclusive marketing agreement with Kinergy Marketing LLC to market and sell our ethanol. The initial term of the Agreement expires on August 31, 2013 and is automatically renewed for additional one-year terms.

India

We sell our biodiesel and crude glycerin (i) to end-users utilizing our own sales force and independent sales agents; and (ii) to brokers who resell the product to end-users.  We pay a sales commission on sales arranged by independent sales agents.

Commodity Risk Management Practices

North America

The cost of corn and the price of ethanol are volatile and are reasonably well correlated. We are, therefore, exposed to moderate commodity price risk. Our risk management strategy is to purchase corn and sell ethanol on a daily basis at the then prevailing market price.  We monitor these prices weekly to test for an overall positive variable contribution margin.  We periodically explore methods of mitigating the volatility of our commodity prices, however, we have yet to engage in any hedging or forward purchase activity. In addition, we are actively pursuing the identification and adoption of technologies and processes that would lessen our dependence on the traditional corn and ethanol commodity markets at the Keyes plant.

India

The cost of NRPO and the price of biodiesel are volatile and are generally uncorrelated. We are, therefore, exposed to ongoing and substantial commodity price risk. Our risk management strategy is to produce biodiesel in India only when we believe we can generate positive gross margins and to idle the plant during periods of low or negative gross margins.  In addition, in 2011 we began to look for customers outside of the fuels market.

In addition, to minimize our commodity risk, we have modified the processes within our facility to utilize lower cost NRPO, which enables us to reduce our feedstock costs; however, our ability to mitigate the risk of falling biodiesel prices is more limited. The price of our biodiesel is generally indexed to the price of petroleum diesel, which is set by the Indian government. There is no established market for biodiesel futures.

We have in the past, and may in the future, use forward purchase contracts and other hedging strategies, however, the extent to which we engage in these risk management strategies may vary substantially from time to time, depending on our working capital provider’s interest to fund these transactions, market conditions and other factors.

Research and Development

In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ (a marine organism originally discovered consuming plant cellulose at a high rate in the Chesapeake Bay) to produce renewable chemicals and advanced fuels from renewable feedstocks. Our R&D efforts consist of working with third parties to commercialize our cellulosic ethanol technology and to expand the production of cellulosic ethanol and other bio-chemicals in the United States and the pursuit of patents around this technology. The primary objective of this development activity is to optimize the production of ethanol using our proprietary, patent-pending enzyme technology for large-scale commercial production. Our innovations are protected by fourissued and ten pending patents. We are in the process of filing additional patents that will further strengthen the Company’s portfolio. Some core intellectual property has been exclusively and indefinitely licensed from the University of Maryland. R&D expense was $576,625 in 2011 and $322,561 in 2010.

Patents and Trademarks

We have filed a number of trademark applications within the U.S. We do not consider the success of our business, as a whole, to be dependent on these trademarks. In addition, we have three patent applications pending in the United States in connection with our cellulosic ethanol technology and 4 issued and 10 pending patents in connection with the Z-microbe technology acquired from Zymetis, Inc.

It is possible that the Company will not receive patents for every application it files. Furthermore, when patents are issued, the issued patents may not adequately protect our technology from infringement or prevent others from claiming that our products infringe the patents of third parties. The Company’s failure to protect our intellectual property could materially harm our business. In addition, the Company’s competitors may independently develop similar or superior technology or design around our patents. It is possible that litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could materially harm the Company’s business.

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

Environmental and Regulatory Matters

India

We are subject to national, state and local environmental laws, regulations and permits, including with respect to the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. These laws may require us to make operational changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permits can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures.

North America

We are subject to extensive federal, state and local environmental laws, regulations and permit conditions (and interpretations thereof), including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. These laws, regulations, and permits require us to incur significant capital and other costs, including costs to obtain and maintain expensive pollution control equipment. They may also require us to make operational changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permit conditions could result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures.

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we may own or operate and at off-site locations where we arranged for the disposal of hazardous wastes. If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as any costs to investigate or remediate associated natural resource damages could be significant. If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties. While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material contamination or such third party claims. We have not accrued any amounts for environmental matters as of December 31, 2011. The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

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

Our air emissions are subject to the federal Clean Air Act, and similar State laws, which generally require us to obtain and maintain air emission permits for our ongoing operations as well as for any expansion of existing facilities or any new facilities. Obtaining and maintaining those permits requires us to incur costs, and any future more stringent standards may result in increased costs and may limit or interfere with our operating flexibility. These costs could have a material adverse effect on our financial condition and results of operations. Because other ethanol manufacturers in the U.S. are and will continue to be subject to similar laws and restrictions, we do not currently believe that our costs to comply with current or future environmental laws and regulations will adversely affect our competitive position with other U.S. ethanol producers. However, because ethanol is produced and traded internationally, these costs could adversely affect us in our efforts to compete with foreign producers not subject to such stringent requirements.

New laws or regulations relating to the production, disposal or emissions of carbon dioxide and other greenhouse gasses may require us to incur significant additional costs with respect to ethanol plants that we build or acquire. In particular, in 2007, Illinois and four other Midwestern States entered into the Midwestern Greenhouse Gas Reduction Accord, which program directs participating states to develop a multi-sector cap-and-trade mechanism to help achieve reductions in greenhouse gases, including carbon dioxide. In addition, it is possible that other states in which we conduct or plan to conduct business could join this accord or require other costly carbon dioxide emissions reductions.  Climate Change legislation is being considered in Washington, D.C. this year which may significantly impact the biofuels industry's emissions regulations, as will the Renewable Fuel Standard, California Low Carbon Fuel Standard, and other potentially significant changes in existing transportation fuels regulations.

Employees

At December 31, 2010, we had a total of 69 full-time equivalent employees, comprised of 12 full-time equivalent employees in our corporate offices, 13 full-time equivalent employees at our plant in Keyes, California and 44 full-time equivalent employees in India.

At December 31, 2011, we had a total of 112 full-time equivalent employees, comprised of 16 full-time equivalent employees in our corporate offices, 45 full-time equivalent employees at our plant in Keyes, California, three full-time equivalent employees in our Maryland research and development facility and 48 full-time equivalent employees in India. None of our employees are represented by a union. We believe our relations with our employees are good.

ITEM 1A.  RISK FACTORS

We operate in an evolving industry that presents numerous risks that are beyond our control that are driven by factors that cannot be predicted.  Should any of the risk described in this section or in the documents incorporated by reference in this report actually occur, our business, results of operations, financial condition, or stock price could be materially and adversely affected.  Investors should carefully consider the risk factors discussed below, in addition to the other information in this report, before making any investment in our securities.

Risks Related to our Overall Business

We have incurred significant losses, and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

We have a history of significant losses. Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2011, we had an accumulated deficit of $65,526,029. For our fiscal years ended December 31, 2011 and 2010, we incurred a net loss of $18,296,359 and $8,425,253, respectively. We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

We are dependent upon our working capital arrangements with J.D. Heiskell and Secunderabad Oils Limited.

Our ability to operate our Keyes plant depends on maintaining our working capital arrangement with J.D. Heiskell and our ability to operate our biodiesel plant in India depends on maintaining our working capital arrangement with Secunderabad Oils Limited.  The agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that Heiskell may terminate the agreement by notice 90 days prior to the end of the initial term or any renewal term.  The current term extends through March 8, 2013.  In addition, the agreement may be terminated at any time upon default.  The Secunderabad agreement may be terminated at any time by either party upon written notice.  If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn procurement logistics, which we may be unable to do in a timely manner or at all.  If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

We may be unable to execute on the Company’s business plan.

The value of our long-lived assets is based on our ability to execute our business plan, principally in India and Keyes, California and generate sufficient cash flow to justify the carrying value of this asset.  Should we fall short of our cash flow projections, we may be required to write down the value of these assets under the accounting rules and further degrade the value of our business.  We can make no assurances that our future cash flows will develop and provide us with sufficient cash to maintain the value of these assets, thus avoiding future impairment to our asset carry values.  As a result, we may need to write down the carrying value of the Company’s long-lived assets.

In addition, we plan to implement our own or a third party’s technology at the Keyes ethanol plant and at the India biodiesel plant for the production of advanced fuels and specialty chemicals.  After we design and engineer a specific integrated upgrade to either or both plants to allow us to produce products other than their existing products, we may not receive permission from the regulatory agencies to install the process at either plant.  Additionally, even if we are able to install and begin operations of an integrated advanced fuels and/or specialty chemical plant, we cannot give assurance that the technology will work and produce cost effective products because we have never designed, engineered nor built this technology into an existing bio-refinery.  Any inability to execute on the Company’s business plan may have a material adverse effect on our operations, financial position, and ability to continue as a going concern.

We are currently in default on our term loan with the State Bank of India.

On October 7, 2009, one of our subsidiaries, Universal Biofuels Pvt. Ltd. (UBPL), received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate pursuant to the Agreement of Loan for Overall Limit.  State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5 million against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of Factory land for which counter reply is yet to be filed by APIIC.  In the case that the Company is unable to prevail with its legal case, DRT may pass a Decree for recovery of due amount, which will impact operations of the company including action up to seizing company property for recovery of their dues. Interest continues to accrue at the default rate in the amount of approximately $48,000 per month during the continuance of default.

We may be unable to repay or refinance our Third Eye Capital Notes upon maturity.

On July 6, 2012, we entered into an amended and restated note purchase agreement for a term note in the amount of $15 million, a revolving facility in the amount of $18 million and a revenue participation note in the amount of $10 million.  These three facilities have varying maturities over the next two years.  We may not be able to extend the maturity of these notes, have sufficient cash available at the time of maturity to repay this indebtedness, have defaults that accelerate the maturities or have sufficient assets or cash flow available to support refinancing these notes at market rates, on terms that are satisfactory to us, or at all.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operation.

Our business is affected by greenhouse gas and climate change regulation.

The operations at our Keyes plant emits carbon dioxide into the atmosphere.  In 2010, the EPA released its final regulations on RFS2.  We believe the EPA’s final RFS2 regulations grandfather the Keyes facility we operate at its current capacity. Compliance with future legislation may require us to take action unknown to us at this time that could be costly, require the use of working capital, which may or may not be available, preventing us from operating as planned, which may have a material adverse effect on our operations and cash flow.

Our operations are subject to environmental, health, and safety laws, regulations, and liabilities.

Our operations are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees.  In addition, our operations and sales in India subject us to risks associated with foreign laws, policies, and regulations.  Some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification.  These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns.  We may not be at all times in compliance with these laws, regulations or permits or we may not have all permits required to operate our business.  We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or permits.  In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

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

Our business may suffer if we cannot maintain necessary permits or licenses.

Our operations require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities.  Our ability to obtain, sustain, or renew such licenses and permits on acceptable, commercially viable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change.  Any inability to obtain, renew, or the loss of any of these licenses or permits may have a material adverse effect on our operations and financial condition.

A change in government policies may cause a decline in the demand for our products.

The domestic ethanol industry is highly dependent upon a myriad of federal and state regulations and pending legislation, and any changes in legislation or regulation could adversely affect our results of operations and financial position.  Other federal and state programs benefiting ethanol, generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and may be the subject of challenges, in whole or in part.  Growth and demand for ethanol and biodiesel is largely driven by federal and state government mandates or blending requirements, such as the Renewable Fuel Standard (RFS). Any change in government policies, which negatively affects our business, may have a material adverse effect our business and the results of our operations.

Ethanol can be imported into the United States duty-free from some countries, which may undermine the domestic ethanol industry.  Production costs for ethanol in these countries can be significantly less than in the United States and the import of lower price or lower carbon value ethanol from these countries may reduce the demand for domestic ethanol and depress the price at which we sell our ethanol.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations.  Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the Environmental Protection Agency determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.  Any waiver of the RFS with respect to one or more states would reduce demand for ethanol and could cause our results of operations to decline and our financial condition to suffer.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act, or the FCPA. Our failure to comply with these laws could result in penalties, which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anticorruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have manufacturing operations in India, which poses elevated risks of anti-corruption violations, and we export our products for sale internationally. This puts us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

We may encounter unanticipated difficulties in converting the Keyes plant to accommodate alternative feedstocks, new chemicals used in the fermentation and distillation process, or new mechanical production equipment.

In order to improve the operations of the Keyes plant and execute on our business plan, we intend to modify the plant to accommodate alternative feedstocks and new chemical and/or mechanical production processes.  These modifications may cost significantly more to complete than our estimates.  The plant may not operate at nameplate capacity once the changes are complete.

We may be subject to liabilities and losses that may not be covered by insurance.

Our employees and facilities are subject to the hazards associated with producing ethanol and biodiesel.  Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and environmental damage.  We maintain insurance coverage in amounts and against the risks that we believe are consistent with industry practice.  However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage.  Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

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

Our business is dependent on external financing and cash from operations.

The construction, repairs, and upgrades of our ethanol and biodiesel plants, along with working capital, were financed in part through debt facilities.  We may need to seek additional financing to continue or grow our operations.  However, our recent financial performance and generally unfavorable credit market conditions may make it difficult to obtain necessary capital or additional debt financing on commercially viable terms or at all.  If we are unable to pay our debt we may be forced to delay or cancel capital expenditures, sell assets, restructure our indebtedness, seek additional financing, or file for bankruptcy.  Debt levels or debt service requirements may limit our ability to borrow additional capital, make us vulnerable to increases in prevailing interest rates, subject our assets to liens, limit our ability to adjust to changing market conditions, or place us at a competitive disadvantage to our competitors because of our leverage.  Should we be unable to generate enough cash from our operations or secure additional financing to fund our operations and debt service requirements, we may be required to postpone or cancel growth projects, reduce our operations, or may be unable to meet our debt repayment schedules.  Any one of these events may have a material adverse effect on our operations and financial position.

The result of our operations is primarily dependent on the spread between the feedstock and energy we purchase and the fuel and co-products we sell.

The results of our ethanol production business are significantly affected by the spread between the cost of the corn and natural gas that we purchase and the price of the ethanol and distiller grains that we sell.  Our biodiesel business is primarily dependent on the price difference between the costs of the feedstock we purchase (principally, NRPO and crude glycerin) and the products we sell (principally; biodiesel and glycerin).  In addition, the markets for ethanol, biodiesel, distiller grains, and glycerin are highly volatile and subject to significant fluctuations.  Any decrease in the spread between prices of the commodities we buy and sell, whether as a result of an increase in feedstock prices or a reduction in ethanol or biodiesel prices, would adversely affect our financial performance and cash flow and may cause us to cease production at either of our plants.

Our operations subject us to risks associated with foreign laws, policies, regulations, and markets.

Our sales and manufacturing operations in foreign countries are subject to the laws, policies, regulations, and markets of the country in which we operate.  As a result, our foreign manufacturing operations and sales are subject to inherent risks associated with the countries in which we operate.  Risks involving our foreign operations include differences or unexpected changes in regulatory requirements, political and economic instability, terrorism and civil unrest, work stoppages or strikes, natural disasters, interruptions in transportation, restrictions on the export or import of technology, difficulties in staffing and managing international operations, variations in tariffs, quotas, taxes, and other market barriers, longer payment cycles, changes in economic conditions in the international markets in which our products are sold, and greater fluctuations in sales to customers in developing countries.  If we are unable to effectively manage the risks associated with our foreign operations, our business may experience a material adverse effect on the results of our operations or financial condition.

We are a holding company and there are significant limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries and are dependent on dividends or other intercompany transfers of funds from our subsidiaries to finance our operations.  Our subsidiaries have not made significant distributions to the Company and may not have funds legally available for dividends or distributions in the future.  In addition, we may enter into credit, or other, agreements that would contractually restrict our subsidiaries from paying dividends, making distributions, or making intercompany loans to our parent company or to any other subsidiary.  In particular, our credit agreement may require us to obtain the prior consent of the lender for dividends or other intercompany fund transfers.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations that are available for distribution, are not sufficient to satisfy our ongoing working capital and corporate overhead requirements needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our business may be subject to natural forces beyond our control.

Earthquakes, floods, droughts, tsunamis, and other unfavorable weather conditions may affect our operations.  Natural catastrophes may have a detrimental effect on our supply and distribution channels, causing a delay or prevention of our receipt of raw materials from our suppliers or delivery of finished goods to our customers.  In addition, weather conditions may adversely impact the planting, growth, harvest, storage, and general availability of any number of the products we may process at our facilities or sell to our customers.  The severity of these occurrences, should they ever occur, will determine the extent to which and if our business is materially and adversely affected.

Operational difficulties at our facilities may negatively impact our business.

Our operations may experience unscheduled downtimes due to technical or structural failure, political and economic instability, terrorism and civil unrest, natural disasters, and other operational hazards inherent to our operations.  These hazards may cause personal injury or loss of life, severe damage to or destruction of property, equipment, or the environment, and may result in the suspension of operations and the imposition of civil or criminal penalties.  Our insurance may not be adequate to cover the potential hazards described and we may not be able to renew our insurance on commercially reasonable terms or at all.  In addition, any reduction in the yield or quality of the products we produce could negatively impact our ability to market our products.  Any decrease in the quality, reduction in volume, or cessation of our operations due to these hazards would have a material adverse effect on the results of our business and financial condition.

Our success depends on our ability to manage the growth of our operations.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources and personnel, which if not effectively managed, could impair our growth.  The growth of our business will require significant investments of capital and management’s close attention.  If we are unable to successfully manage our growth, our sales may not increase commensurately with capital expenditures and investments.  Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel; we may be unable to do so.  In addition to our plans to adopt technologies that expand our operations and product offerings at our biodiesel and ethanol plants, we may seek to enter into strategic business relationships with companies to expand our operations.  If we are unable to successfully manage our growth, we may be unable to achieve our business goals, which may have a material adverse effect on the results of our operations and financial condition.

Our mergers, acquisitions, partnerships, and joint ventures may not be as beneficial as we anticipate.

We have increased our operations through mergers, acquisitions, partnerships, and joint ventures and intend to continue to explore these opportunities in the future.  The anticipated benefits of these transactions may take longer to realize than expected, may never be fully realized, or even realized at all.  Furthermore, partnerships and joint ventures generally involve restrictive covenants on the parties involved, which may limit our ability to manage these agreements in a manner that is in our best interest.  Future mergers, acquisitions, partnerships, and joint ventures may involve the issuance of debt or equity, or a combination of the two, as payment for or financing of the business or assets involved, which may dilute ownership interest in our business.  Any failure to adequately evaluate and address the risks of and execute on our mergers, acquisitions, partnerships, and joint ventures could have an adverse material effect on our business, results of operations, and financial position.

We may be unable to protect our intellectual property.

We rely on a combination of patents, trademarks, trade name, confidentiality agreements, and other contractual restrictions on disclosure to protect our intellectual property rights.  We also enter into confidentiality agreements with our employees, consultants, and corporate partners, and control access to and distribution of our confidential information.  These measures may not preclude the disclosure of our confidential or proprietary information.  Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary information.  Monitoring unauthorized use of our confidential information is difficult, and we cannot be certain that the steps we have taken to prevent unauthorized use of our confidential information, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the U.S., will be effective.

We may not be able to successfully develop and commercialize our technologies, which may require us to curtail or cease our research and development activities.

Since 2007, we have been developing patent-pending enzyme technology to enable the production of ethanol from a combination of starch and cellulose, or from cellulose alone, and in July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  Although, the viability of our technology has been demonstrated in the lab, there can be no assurance that we will be able to commercialize our technology. To date, we have not completed a large-scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype will occur.

Risks related to our stock

There can be no assurance that a liquid public market for our common stock will continue to exist.

Although our shares of common stock are quoted on the OTC Markets electronic over-the-counter trading system, a very limited number of shares trade on a regular basis and there may not be a significant market in such stock.  There can be no assurance that a regular and established market will be developed and maintained for our common stock.  There can also be no assurance as to the strength or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares.

It is likely that there will be significant volatility in the trading price of our stock.

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

Our stock may have risks associated with low priced stocks.

Although our common stock currently is quoted and traded on the OTC Bulletin Board, the price at which the stock will trade in the future cannot currently be estimated.  Since December 15, 2008, our common stock has traded below $5.00 per share.  As a result, trading in our common stock may be subject to the requirements of certain rules promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price share of less than $5.00 per share, subject to certain exceptions) and a two business day “cooling off period” before broker and dealers can effect transactions in penny stocks.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  These, and the other burdens imposed upon broker-dealers by the penny stock requirements, could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of holders of our common stock to sell it.

We do not intend to pay dividends.

We have not paid any cash dividends on any of our securities since inception and we do not anticipate paying any cash dividends on any of our securities in the foreseeable future.

Our principal shareholders hold a substantial amount of our common stock.

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, Laird Q. Cagan, a former board member, in the aggregate, beneficially own 29.26%of our commonstock outstanding.  In addition, the other members of our Board of Directors and management, in the aggregate, excluding Eric McAfee, beneficially own approximately 4.33% of our common stock. Our lender, Third Eye Capital, acting as principal and an agent, beneficially owns 14.61% of our common stock. As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  See “Security Ownership of Certain Beneficial Owners and Management.”  The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, and could deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

Rule 144 will not be available to holders of restricted shares during any period in which the Company has failed to comply with its reporting obligations under the Exchange Act.

From time to time the Company has issued shares in transactions exempt from registration.  Shares issued pursuant to exemptions from registration are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or pursuant to Rule 144 or other applicable exemption from registration under the Securities Act.  However, Rule 144 is not available with respect to restricted shares acquired from an issuer that is or was at any time in its past a shell company if the former shell company has failed to file all reports that it is required to file under the Exchange Act during the 12 months preceding the sale.  If at any time the Company fails to comply with its reporting obligations under the Exchange Act, Rule 144 will not be available to holders of restricted shares, which may limit your ability to sell your restricted shares.

ITEM 2.  PROPERTIES

North America

Corporate Office. Our corporate headquarters are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, California. The Cupertino facility office space consists of 9,238 rentable square feet. We occupy this facility under a lease that commenced June 16, 2009 and ends on May 31, 2012 with an option to extend the lease for an additional three years.  On February 22, 2012, we extended the lease for an additional three-year period until May 31, 2015.  From July 2009 through July 2012, we sublet office space consisting of 3,104 rentable square feet to Nevo Energy, formerly Solargen Energy, at a monthly rent rate equal to the rent charged to us by our landlord.

Ethanol Plant in Keyes, CA. In 2009 we entered into a Project Agreement and Lease Agreement with Cilion, Inc. pursuant to which we agreed, through our wholly-owned subsidiary AE Advanced Fuels Keyes, Inc., to retrofit and restart a 55 million gallon per year name plate capacity ethanol plant in Keyes, CA and upon substantial completion of the retrofit to lease the Keyes plant for a term of 60 months at a monthly rent of $250,000.  The lease commenced on April 1, 2011.  On July 6, 2012, we acquired Cilion, Inc., including the Keyes CA ethanol plant, for an aggregate purchase price of (a) $16.5 million of cashand (b) 20 million shares of Aemetis common stock and (c) the right to receive an additional cash amount of $5 million plus interest at the rate of 3% per annum, payable upon the satisfaction by the Company of certain conditions. See Note 15. Subsequent Events, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.  Our tangible and intangible assets, including the Keyes CA ethanol plant, are subject to perfected first liens and mortgages as further described in Note 15. Subsequent Events, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Aemetis productively utilizes the majority of the space in these facilities.

Other Properties. In 2011 we also owned approximately 200 acres of land in Sutton, Nebraska.  The land in Sutton, Nebraska was sold in March 2012.  See Note 15. Subsequent Events, of the Notes to Consolidated Financial Statements in Part II, item 8 of this Form 10-K.

India

Biodiesel Plant in Kakinada, India. We own and operate a biodiesel plant with a nameplate capacity of 50 MGY situated on approximately 32,000 square meters of land in Kakinada, India. The property is located 7.5 kilometers from the local seaport with connectivity through a third-party pipeline to the port jetty. The pipeline facilitates the importing of raw materials and exporting finished product. Our tangible and intangible assets, including the Kakinada plant, are subject to liens as further described in Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

India Administrative Office. Our principal administrative, sales and marketing facilities are located in approximately 1,000 square feet of office space in Hyderabad, India which we lease on a month to month rental arrangement.

Aemetis productively utilizes the majority of the space in these facilities.

ITEM 3.  LEGAL PROCEEDINGS

On March 28, 2008, the Cordillera Fund, L.P. (“Cordillera”) filed a complaint in the Clark County District Court of the State of Nevada against American Ethanol, Inc. and the Company. The complaint seeks a judicial declaration that Cordillera has a right to payment from the Company for its American Ethanol shares at fair market value pursuant to Nevada’s Dissenters’ Rights Statute, a judicial declaration that Cordillera is not a holder of Series B preferred stock in the Company under the provisions of the statute; and a permanent injunction compelling the Company to apply the Dissenters’ Rights Statute to Cordillera’s shares and reimburse Cordillera for attorney’s fees and costs.

On June 2, 2008 the case was transferred to the Second Judicial Court of the State of Nevada, located in Washoe County, Nevada. On February 17, 2009, a jury trial commenced on the sole issue of whether Cordillera timely delivered its notice of Dissenters’ Rights to the Company. On February 17, 2009, the jury delivered its verdict in favor of Cordillera. The remaining issue in the lawsuit concerned the fair market value of the shares of stock held by Cordillera. On or about October 7, 2009, the Court entered a judgment awarding damages to Cordillera for the fair market value of the shares of stock.  The amount of this liability has been reflected in the financial statements.  On October 19, 2009, the Company filed a Notice of Appeal of the judgment.  The judgment was affirmed on May 5, 2011.

On May 1, 2009 our transfer agent, Corporate Stock Transfer, Inc. (“CST”), filed a Complaint for Interpleader in the United States District Court for the District of Colorado. The interpleader action was based on the Company’s and CST’s refusal to remove the restrictive legend from a certificate representing 5.6 million shares of the Company's restricted common stock (the “Certificate”) held by Surendra Ajjarapu and sought a judicial determination as to whether the legend could be lawfully removed from the Certificate. On July 1, 2009, Ajjarapu answered the Complaint for Interpleader, and cross-claimed against the Company for breach of fiduciary duty, conversion, violation of Section 10(b) and Rule 10b-5 of the Exchange Act and injunctive relief.   On October 24, 2011 the Company entered into a settlement agreement with the Ajjarapus and this matter was dismissed with prejudice.

On October 7, 2009, UBPL received a demand notice from the State Bank of India. The notice informed UBPL that an event of default has occurred for failure to make an installment payment on the loan due in September, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009. Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period. Additional provisions of the loan agreement give the bank the right to disclose or publish our company name and the names of our directors as defaulter in any medium or media. In addition, since the bank demanded payment of the balance in July 2009, we have classified the entire loan amount as current. State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5 million against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of Factory land for which counter reply is yet to be filed by APIIC.  In the case that the Company is unable to prevail with its legal case, DRT may pass a Decree for recovery of due amount, which will impact operations of the company including action up to seizing company property for recovery of their dues.

On August 21, 2012, UBS Securities, Inc. filed a complaint in the United States District Court for the Southern District of New York against the Company.  The complaint seeks damages based on a breach of contract theory. The Company filed its answer on September 25, 2012.  Because of the early stage of the action, we are unable to state whether an unfavorable outcome is either probable or remote or the amount of or range of potential loss if the outcome should be unfavorable.  The Company intends to defend itself vigorously.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET INFORMATION

Our stock became qualified for quotation on the Over-the-Counter Bulletin Board under the symbol AEBF in 2007 and continued to trade on the Over-the-Counter Bulletin Board until September 24, 2010. Thereafter, the Company commenced trading on the OTC Market as an OTC Pink company under the symbol AMTX, where it continues to trade today. There is, at present, a very low public market for the Company’s common shares, and there is no assurance that any such market will develop, or if developed, that such market will be sustained. The Company’s common shares therefore are not a suitable investment for persons who may have to liquidate their investment on a timely basis and are therefore only appropriate for those investors who are able to make a long-term investment in the Company.

Although quotations for the Company’s common stock appear on the OTC Markets, there is no established trading market for the common stock.  Since January 2007, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, is not indicative of any meaningful market value.

The following table sets forth the high and low bid prices for our common stock for each full quarterly period during fiscal 2010 and 2011 on the OTC Bulletin Board through September 24, 2010 and on the OTC Market thereafter. The source of these quotations is OTCMarkets.com. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid
March 31, 2010	$0.33	$0.18
June 30, 2010	$0.23	$0.05
September 30, 2010	$0.10	$0.05
December 31, 2010	$0.15	$0.06
March 31, 2011	$0.16	$0.08
June 30, 2011	$0.28	$0.10
September 30, 2011	$1.01	$0.25
December 31, 2011	$0.95	$0.34

Shareholders of Record

According to the records of Aemetis’ transfer agent, Aemetis had 351 stockholders of record as of September 12, 2012 and it believes there are a substantially greater number of non-objecting beneficial holders. Aemetis has never declared or paid any cash dividends on its common stock. Aemetis currently expects to retain any future earnings for use in the operation and expansion of its business and reduce its outstanding debt and does not anticipate paying any cash dividends in the foreseeable future. Information with respect to restrictions on paying dividends is set forth in Note 5  “Notes Payable” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Sales of Unregistered Equity Securities

Details surrounding major equity securities transactions can be found in our regular Form 8-K disclosures. In addition to transactions already disclosed, on February 3, 2010, the Company issued 600,000 shares of common stock to Mr. Laird Cagan as a fee for a loan provided by Mr. Cagan to Aemetis’ wholly-owned subsidiary, AE Advanced Fuels Keyes, Inc., in the amount of $1,600,000.  See Note 5 “Notes Payable”, of the Notes to Consolidated Financial Statements in Part II, item 8 of this Form 10-K.

On March 30, 2010 and August 10, 2010 shareholders converted 55,500 and 100,000 shares, respectively, from Series B Preferred stock to common stock.

From October 14, 2010 to November 4, 2010 Third Eye Capital acting as a principal and as an agent for purchasers received 2,250,000 common shares of stock as inducement to enter into note purchase agreements.

On July 7, 2010 and November 4, 2010, the Company issued 155,000 common shares to six consultants for services rendered.

On December 15, 2010, the Company issued warrants exercisable for 950,856 shares of common stock to officers, directors and employees of the Company.  The warrants are exercisable at $0.13 per share and expire on December 15, 2015.

From March 9, 2011 to December 30, 2011 Third Eye Capital acting as a principal and as an agent for note purchasers received 4,589,360 common shares of stock as inducement to enter into note purchase agreements.

On July 19, 2011, a shareholder converted 50,000 shares of Series B Preferred stock to common stock.

On November 16, 2011, the Company issued 30,000 shares pursuant to the exercise of outstanding options from the 2007 Stock Plan and on December 14, 201. The Company issued 5,585 shares pursuant to the exercise of outstanding options from the 2006 Stock Plan.

These securities were issued pursuant to an exemption from registration provided by either Section 4(2) of the Securities Act of 1933, as amended, or Regulation D or Regulation S, as promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●
Results of Operations.An analysis of our financial results comparing the twelve months ended December 31, 2011 to the twelve months ended December 31, 2010 and comparing the twelve months ended December 31, 2010 to the twelve months ended December 31, 2009.

●	Quarterly Changes in Financial Position. An analysis of our financial position comparing the quarter end position to the December 31, 2010 financial position.

●
Quarterly Results of Operations. An analysis of our financial results comparing the quarterly three month period of 2011 to the respective quarterly period of 2010.  Also the analysis of the six months ended June 30, 2011 compared to the six months ended June 30, 2010 and the analysis of the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under “Part I, Item 1A. Risk Factors," in other reports we file with the SEC. All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Our goal is to be a leader in the production of advanced fuels and specialty chemicals and in the acquisition, development and commercialization of innovative technologies that are substitutes for traditional petroleum-based products and non-food feedstock conversion of traditional ethanol and biodiesel plants using our operating ethanol and biodiesel facilities. To fund our operations, since our inception in 2005 we have raised approximately $48.9 million through the sale of preferred and common stock and approximately $30 million in debt. We have used these funds to (i) construct and operate a biodiesel plant in Kakinada, India, (ii) construct a glycerin refining and vegetable oil pretreatment facility at our Kakinada plant, (iii) develop and expand our technology portfolio of proprietary, patented and patent-pending technology, (iv) retrofit and operate an ethanol plant in Keyes, California, and (v) acquire Cilion, Inc., the former owner of the Keyes, CA plant.

North America

In the second quarter of 2011, we successfully completed the retrofit of the Keyes, CA ethanol plant and in April 2011 began operating the plant pursuant to a 5-year lease agreement with Cilion, Inc.  The Keyes plant is a dry mill ethanol production facility currently utilizing corn as feedstock.  In addition, the plant produces high quality wet distillers grains (WDG) and a small amount of condensed distillers soluble (CDS) as byproducts of the ethanol production process, which are sold as a high protein, livestock feed supplements.

During 2011, we produced three products at the Keyes plant:  denatured ethanol, WDG, and CDS.  In 2011 we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell.  Small amounts of CDS were sold to various local third parties.  Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to Los Angeles, California, as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with local fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between us and A.L. Gilbert Co., and is generally determined in reference to the price of dry distillers grains (DDG) and corn.

On July 6, 2012, we entered into an Agreement and Plan of Merger with Cilion, Inc. pursuant to which we acquired Cilion for an aggregate of (a) $16.5 million, (b) 20 million shares of Aemetis common stock and (c) the obligation to pay an additional cash amount of $5 million plus interest at the rate of 3% per annum, which is payable upon the satisfaction by us of certain conditions set forth in the Merger Agreement.

India

During the twelve months ended December 31, 2011, we also continued to operate our biodiesel plant in India and increase revenues. However, during 2011 our India operations continued to be constrained by limited working capital and by diesel price supports by the India government. Our ability to sell biodiesel in India is also hampered by a disparity between the Indian national biofuels policy and State of Andhra Pradesh tax policy. Until the State of Andhra Pradesh adopts the national biofuels policy, the price of biodiesel will continue to be less attractive than petroleum-based diesel. We cannot predict when or if the State of Andhra Pradesh will adopt the national biofuels policy.

We believe, however, that we can increase sales and profitability of our India plant by diversifying our product lines and our customer base.  As a result, in early 2012, we completed the construction of glycerin and oil refining units, which enable us to produce and sell refined glycerin and refined palm oil.  In anticipation of the completion of our glycerin refining unit, in 2011 we purchased refined glycerin and resold it into the India domestic market to begin developing a customer base.

In addition, we have begun to develop a base of industrial customers who use fatty acid methyl ester (biodiesel) as a specialty chemical for commercial manufacturing.

North America Segment

Revenue

Substantially all of our North America revenues during the period covered by this Report were from sales of ethanol and WDG. During the twelve months ended December 31, 2011, we produced and sold 37,388,849 gallons of ethanol and 273,533 tons of WDG compared to none during the twelve months ended December 31, 2010.

Cost of Goods Sold

Substantially all of our corn is procured by J.D. Heiskell.  Our cost of corn includes rail transportation, local basis costs and a handling fee paid to J.D. Heiskell.  Cost of goods sold also includes chemicals, plant overhead and out bound transportation. Plant overhead includes direct and indirect costs associated with the operation of the ethanol plant, including the cost of electricity and natural gas, maintenance, insurance, rental, direct labor, depreciation and freight. Transportation includes the costs of in-bound delivery of corn by rail and out-bound shipments of ethanol and wet distillers grain by truck.  In 2011, transportation cost for ethanol and WDG was approximately $0.09 per gallon.

Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, we purchase all of our corn from Heiskell.  Title to the corn passes to us when the corn is deposited into the weigh bin and entered into the production process.  The credit terms of the corn purchased from J.D. Heiskell is five days.  J.D. Heiskell purchases our ethanol and WDG on one-day terms.

The price of corn is established by J.D Heiskell based on Chicago Board of Trade (CBOT) pricing including transportation and basis, plus a handling fee. We establish pricing for WDG and ethanol pursuant to marketing agreements with Kinergy and A.L. Gilbert.  Ethanol prices are based on daily OPIS published rates, while the price of WDG is based on a percentage of dry distiller grains and corn prices. J.D. Heiskell is contractually obligated to sell all of the ethanol to Kinergy Marketing LLC who in turn sells the ethanol to local blenders and all of the WDG to A.L Gilbert who in turn sells the WDG to local dairies and feedlots.

Sales, Marketing and General Administrative Expenses (SG&A)

SG&A expenses consist of employee compensation, professional services, travel, depreciation, taxes, insurance, rent and utilities, including license and permit fees, penalties and interest, and sales and marketing fees.  Our single largest expense is employee compensation, including related stock compensation, followed by sales and marketing fees paid in connection with the marketing and sale of ethanol and WDG.

In October 2010 we entered into an exclusive marketing agreement with Kinergy Marketing LLC to market and sell our ethanol and an agreement with A.L. Gilbert to market and sell our WDG. The agreements expire on August 31, 2013 and December 31, 2012, respectively, and are automatically renewed for additional one-year terms.  Pursuant to these agreements, our marketing costs for ethanol and WDG are approximately 2% of sales.

Research and Development Expenses (R&D)

In 2010, substantially all of our R&D expenses were related to the operation of our integrated cellulose and starch ethanol commercial demonstration facility in Butte, MT.  In 2011, substantially all of our R&D expenses were attributable to our industrial biotechnology research team in Maryland acquired in July 2011 as a result of the acquisition of Zymetis, Inc. and for the operation and subsequent closing of our facility in Butte, MT. In 2011, certain costs related to establishing a demonstration plant in Keyes, CA were included as well.

India Segment

Revenue

Substantially all of our India segment revenues during the period covered by this Report were from sales of biodiesel and glycerin. During the twelve months ended December 31, 2011, we sold 8,636 metric tons of biodiesel and 772 metric tons of refined glycerin compared to 7,598 metric tons of biodiesel and 1,046 tons of crude glycerin during the twelve months ended December 31, 2010.  In 2011, we purchased 1,000 metric tons of refined glycerin of which 772 metric tons were resold in 2011 to develop a market for refined glycerin in advance of the completion of our glycerin refining unit.

During the latter part of 2010 and into the early months of 2011, NRPO prices increased to the point where biodiesel production was uneconomical.  As a result, we resold the feedstock we held in inventory rather than producing biodiesel.

Cost of Goods Sold

Cost of goods sold consists primarily of feedstock oil, chemicals, direct costs (principally labor and labor related costs), and factory overhead.  Depending upon the costs of these inputs in comparison to the sales price of biodiesel and glycerin, our gross margins may vary from positive to negative. Factory overhead includes direct and indirect costs associated with the plant, including the cost of repairs and maintenance, consumables, maintenance, on-site security, insurance, depreciation and inbound freight.

We purchase NRPO, a non-edible feedstock, for our biodiesel unit from neighboring natural oil processing plants at a discount to refined palm oil.  NRPO is received by truck and title passes when the NRPOis received at our facility.  Credit terms vary by vendor; however, we generally receive 15 days of credit on the purchases.  We purchase crude glycerin in the international market on letters of credit or advance payment terms.

Sales, Marketing and General Administrative Expenses (SG&A)

SG&A expenses consist of employee compensation, professional services, travel, depreciation, taxes, insurance, rent and utilities, including licenses and permits, penalties, and sales and marketing fees.  Pursuant to an operating agreement with Secunderabad Oils Limited, we receive operational support and working capital.  We compensate Secunderabad Oils Limited with a percentage of the profits and losses generated from operations.  Payments of interest are identified as interest income while payments of profit and losses are identified as compensation for the operational support component of this agreement. We therefore include the portion of profit or losses paid to Secunderabad Oils Limited as a component of SG&A and our SG&A component will vary based on the profits earned by operations.  In addition, we market our biodiesel and glycerin through our internal sales staff, commissioned agents and brokers. Commissions paid to agents are included as a component of SG&A.

Research and Development Expenses (R&D)

Our India segment has no research and development activities.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Fiscal Year Ended December 31 (in thousands)
	2011	2010	Increase/(Decrease)
North America	$131,946	-	$131,946
India	9,912	$8,132	1,780
Total	$141,858	$8,132	$133,726

North America.  The increase in revenues in the North America segment for the year ended December 31, 2011 reflects the operation of the Keyes, CA plant beginning April 2011.  We generated 82% of revenue from sales of ethanol and 18% of revenue from sales of WDG.  For the eight months of operations in 2011 plant production averaged 101% of nameplate capacity.

India.  The increase in revenues in the India segment for the year ended December 31, 2011 reflects (i) an increase in the amount of biodiesel produced and sold as a result of two large international sales ($6.8 million) in the second half of the year, (ii) the resale of feedstock inventory ($602,590); and (iii) the resale of refined glycerin ($607,145).

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)
	2011	2010	Increase/(Decrease)
North America	$127,722	-	$127,722
India	9,494	$8,254	1,240
Total	$137,216	$8,254	$128,962

North America.  The increase in costs of goods sold in the North America segment for the year ended December 31, 2011 reflects the operation of the Keyes, CA plant beginning in April 2011.  For the year ended December 31, 2011, we ground 380,774 tons of corn.

India.  The increase in costs of goods sold in the India segment is primarily attributable to an increase in production in the second half of 2011.  For the year ended December 31, 2011, we processed 9,302 metric tons of NRPO.

Operating Expenses

R&D

Fiscal Year Ended December 31 (in thousands)
	2011	2010	Increase/(Decrease)
North America	$577	$323	$254
India	-	-	-
Total	$577	$323	$254

The increase in R&D in our North America segment in 2011 reflects the costs of acquiring and operating our research and development facility in College Park, Maryland.

SG&A

Fiscal Year Ended December 31 (in thousands)
	2011	2010	Increase/(Decrease)
North America	$7,843	$4,006	$3,837
India	739	396	343
Other	(11)	308	(319)
Total	$8,571	$4,710	$3,861

North America.  The increase in SG&A in the year ended December 31, 2011 was primarily attributable to (i) an increase in compensation expense related to an increase in management and administrative personnel at the Keyes plant; and (ii) an increase in ethanol and WDG sales and marketing expenses.  Compensation expense rose from approximately $1.1 million for the year ended December 31, 2010 to approximately $2.7 million for the year ended December 31, 2011.  The number of management and administrative employees at our Keyes plant rose during the two-year period as we were hiring plant personnel late in the year of 2010 and for the first two months of 2011, while having the full complement of employees during the balance of the fiscal year of 2011.  In addition, retrofit and restart costs in the amount of approximately $3.0 million were charged to SG&A.  Marketing fees of approximately $2.0 million were incurred during the year ended December 31, 2011 in connection with sales of ethanol and WDG.

India.  Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited.  These fees are computed as a percentage of operating profits.  For the years ended December 31, 2011 and 2010, we incurred approximately $115,000 and $135,000, respectively in operational support fees.

Other.  Resources associated with the Biofuels Marketing subsidiary were reassigned to other segments during 2010 resulting in a decrease in Other SG&A.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included revenue participation fees, warrants issued as fees and the payment of other fees and discount fees, which are amortized as part of interest expense. Currently, the debt facility for Universal Biofuels Pvt. Ltd. accrues interest at the default rate of interest. We incurred interest expense of approximately $13.6 million for the twelve months ended December 31, 2011 ($4.0 million from India loans and $9.6 million from North America loans) compared to $4.0 million for the twelve months ended December 31, 2010 ($1.8 million from India loans and $2.2 million from North America loans).  We capitalized interest in the amount of approximately $185,000 and $54,000, respectively, during the twelve months ended December 31, 2011 and 2010.

●	Other income decreased year-over-year by approximately $550,000 mainly related to the extinguishment of certain liabilities.

●	During 2011, we realized a loss of approximately $401,000 on the sale of land holdings in Danville, IL and a loss of approximately $34,000 from extinguishment of debt was included in other expense.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

During the year ended December 31, 2010 our revenues were derived primarily from sales of biodiesel and glycerin in India.

Fiscal Year Ended December 31 (in thousands)
	2010	2009	Increase/(Decrease)
North America	-	-	-
India	$8,132	$9,175	$(1,043)
Total	$8,132	$9,175	$(1,043)

India.  The decrease in revenues in the India segment for the year ended December 31, 2010 reflects (i) a decrease in the amount of biodiesel produced and sold.  During 2010, we had no international sales compared to one international sale (approximately $2.9 million) in 2009.  In addition, the market for biodiesel declined in 2010 as a result of the increase in feedstock costs.

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)
	2010	2009	Increase/(Decrease)
North America	-	-	-
India	$8,254	$9,047	$(793)
Total	$8,254	$9,047	$(793)

India.  The decrease in costs of goods sold in the India segment is primarily attributable to a 43% decrease in the amount of biodiesel sold offset by an increase in feedstock prices.  For the year ended December 31, 2010, we processed 7,555 metric tons of NRPO.

Operating Expenses

R&D

Fiscal Year Ended December 31 (in thousands)
	2010	2009	Increase/ Decrease
North America	$323	$539	$(216)
India	-	-	-
Total	$323	$539	$(216)

The decrease in R&D in our North America segment in 2010 reflects the shut down of the Butte, MT facility and storage of the equipment in June 2010 prior to moving the equipment to the Keyes plant.

SG&A

Fiscal Year Ended December 31 (in thousands)
	2010	2009	Increase/Decrease
North America	$4,006	$4,260	$(254)
India	396	1,843	(1,447)
Other	308	157	151
Total	$4,710	$6,260	$(1,550)

North America.  The decrease in SG&A in the year ended December 31, 2010 was primarily attributable to a decrease in professional expense related to non-recurring litigation, advisory services and accounting fees in 2009 partially offset by an increase in rent associated with Cilion plant.

India.  The decrease in SG&A in 2010 reflects the (i) conversion of our plant from an export-only facility to a facility that sells our products into India (a decrease of approximately $539,000), which eliminated a differential duty imposed by the government of India; (ii) lower operational support fees paid to Secunderabad Oils Limited (a decrease of approximately $62,000); and (iii) decrease in ancillary support provided by us to our India subsidiary (a decrease of approximately $288,000).

Other.  The 2010 increase in Other SG&A resulted from the addition of one headcount and increased travel in operation of the Biofuels Marketing subsidiary.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrants issued as fees and the payment of other fees and discount fees, which are amortized as part of interest expense. Currently, the debt facility for Universal Biofuels Pvt. Ltd. accrues interest at the default rate of interest. We incurred interest expense of approximately $4 million for the twelve months ended December 31, 2010 ($1.8 million from India loans and $2.2 million from North America loans) compared to approximately $2.7 million for the twelve months ended December 31, 2009 ($672,000 from India loans and $2.0 million from North America loans).  The North America interest expense increase resulted principally from the higher levels ofborrowings made to sustain the business and the additional funding to begin the retrofit of the Keyes, CA plant.We capitalized interest in the amount of approximately $54,000 and zero, respectively, during the twelve months ended December 31, 2010 and 2009.

●	Other income increased mainly from approximately $514,000 from the extinguishment of certain liabilities.
●
During 2009, we recorded an impairment write down of approximately $2,086,350. We wrote down $1,766,355 against our Sutton, Nebraska construction-in-progress after evaluating the fair value of our development assets and wrote down $319,995 against our land holdings in Danville, Illinois after securing an appraisal of the land.

Quarterly Changes in Financial Position

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$683,016	$238,117	$558,620	$213,136
Accounts receivable, net	113,583	1,767,206	1,698,284	809,377
Inventories	666,854	191,377	2,815,791	4,959,904
Prepaid expenses	228,040	110,980	106,536	338,251
Other current assets	390,891	251,847	407,381	647,865
Total current assets	2,082,384	2,559,527	5,586,612	6,968,533

Property, plant and equipment, net	16,404,550	17,968,594	17,917,729	16,809,133
Assets held for sale	2,885,000	2,885,000	885,000	885,000
Goodwill and intangible assets	-	-	-	2,767,994
Other assets	222,101	392,225	551,869	683,874
Total assets	$21,594,035	$23,805,346	$24,941,210	$28,114,534

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,689,420	$5,999,380	$10,426,911	$14,508,738
Current portion of long term secured notes	2,793,427	2,993,427	3,149,015	3,274,021
Secured notes, net of discount for issuance costs	5,306,742	5,517,928	5,710,260	5,400,230
Short term notes and unsecured working capital lines of credit	547,596	-	-	1,631,756
Mandatorily redeemable Series B convertible preferred stock	2,221,872	2,247,041	2,273,091	2,299,182
Other current liabilities	2,741,103	2,798,420	3,434,826	3,563,810
Total current liabilities	18,300,160	19,556,196	24,994,103	30,677,737

Long term liabilities:
Long term portion of secured notes, net of discounts for issuance costs	8,168,980	12,279,895	12,949,687	13,906,726
Long term debt (related party), net of discounts for issuance costs	4,574,603	5,244,589	6,146,437	3,867,863
Total long term liabilities:	12,743,583	17,524,484	19,096,124	17,774,589

Stockholders' deficit:
Series B convertible preferred stock	3,165	3,165	3,165	3,115
Common Stock	90,342	92,092	92,792	129,463
Additional paid-in capital	38,557,376	38,973,006	39,483,563	44,436,634
Accumulated deficit	(47,229,670)	(51,492,962)	(57,861,871)	(63,312,346)
Accumulated other comprehensive income	(870,921)	(850,635)	(866,666)	(1,594,658)
Total stockholders' deficit	(9,449,708)	(13,275,334)	(19,149,017)	(20,337,792)

Total liabilities and stockholders' deficit	$21,594,035	$23,805,346	$24,941,210	$28,114,534

We ended each of the quarters of 2011 with limited cash and were required to raise additional working capital through the extension of vendor credit for operating the plants and additional loans from our senior lender.  Obtaining working capital through commercial banks or through other means is a significant challenge.  Our senior lender has a lien on substantially all of our assets.  Unless we are able to raise equity capital or attract subordinated debt, we are dependent on our North America senior lender and our India working capital partner to fund operational cash shortfalls or other working capital requirements.

March 31, 2011 Compared to December 31, 2010

Assets.  During the three months ended March 31, 2011, property, plant and equipment increased by approximately $1.5 million.  During the first quarter of 2011, we  completed the retrofit of the Keyes plant and capitalized those costs that added utility to the facility as leasehold improvements.  This purchase of property, plant and equipment was financed through additional borrowings from our senior lender and from extending terms with our trade vendors.

The $1.59 million sequential accounts receivable increase resulted from unfunded borrowing obligations in the first quarter of 2011. Our biodiesel sales during the three months ended March 31, 2011 declined to zero from $176,000 in the first quarter of 2010.  As a result we were able to collect our outstanding receivables for the India segment during the first quarter of 2011.  Additionally, because of the decline in biodiesel prices, we elected to sell approximately $527,000 of NRPO rather than produce biodiesel, resulting in lower levels of inventory at the end of the period. We applied the proceeds to repay all amounts due to Secunderabad Oils Limited under our operating agreement.

Liabilities.  Current liabilities increased during the period, as we completed the retrofit of our leased ethanol production facility in Keyes, CA.  We sold additional notes in the principal amount of $3.5 million and used approximately half of the funding to complete work through March 31, 2011.  In India, we used the proceeds from the sale of inventory to reduce the amount outstanding under our operating agreement with Secunderabad Oils Limited.

Equity.  We issued 1,750,000 shares of common stock pursuant to the sale of the additional notes.  The issuance of this equity resulted in an increase to additional paid in capital.

June 30, 2011 Compared to December 31, 2010

Assets.  Total assets increased during the six-month period ending June 30, 2011. The restart of the Keyes plant in April 2011 resulted in an increase in working capital in the form of increased inventories and accounts receivable (including a receivable under the California Ethanol Producers Incentive Program).  The increase in the asset component of working capital was offset by a related increase in accounts payable obtained pursuant to the credit terms of the Corn Procurement and Working Capital Agreement with J.D. Heiskell and trade credit provided by vendors. Property, plant and equipment increased as a result of the completion of the retrofit activities and the related capitalization of certain leasehold improvements associated with the restart.  These capitalized retrofit costs were offset by the sale of property in Danville, IL, which we carried on our books at a value of approximately $2.0 million.  We used approximately $650,000 of these proceeds to continue the construction of the refined glycerin and oil processing units at our plant in India.  Other assets increased as a result of deposits associated with the restart of the Keyes plant, principally the deposit for natural gas.

Liabilities. Total current liabilities increased during the period as a result of an increase in accounts payable and the amount of outstanding secured notes used to fund the restart of the Keyes plant in April 2011. Other accrued liabilities increased primarily due to natural gas obligations at the Keyes ethanol plant. The commencement of production allowed us to obtain favorable terms with vendors resulting in the extension of credit from trade creditors.  To complete the retrofit and restart, we sold $3.5 million in senior notes and by June 30, 2011 had used the full amount of this borrowing.  We used approximately $900,000 from the sale of the land in Danville, IL to repay obligations to our senior lender.  The India segment continued to sell feedstock inventories and use the proceeds from these sales to repay amounts owed to Secunderabad Oils Limited under our operating agreement.

Equity.  We issued 1,750,000 shares of common stock pursuant to the sale of the $3.5 million in additional notes.  We issued an additional 700,000 shares of common stock to cure certain defaults under the secured term notes held by Third Eye Capital.  The issuance of this equity resulted in an increase to additional paid in capital.

September 30, 2011 Compared to December 31, 2010

Assets.  Total assets increased during the nine-month period ending September 30, 2011. Inventories and accounts receivable rose as a result of the operation of the Keyes plant as well as an increase in the cost of corn, the key component of ethanol production at the Keyes plant.  Inventories rose in India as a result of the purchase of refined glycerin for resale as well as resumed production of biodiesel to fulfill an international order. Goodwill and intangible assets increased as a result of our acquisition of Zymetis, Inc. in the third quarter of 2011.  We recognized a decrease in assets held for sale as a result of the sale of property in Danville, IL.

Liabilities.  Liabilities increased during the period primarily as a result of increased accounts payable, secured notes, and other current liabilities primarily from retrofit of the Keyes plant and the commencement of commercial ethanol production in April 2011. The India segment funded the purchase of refined glycerin inventories and biofuel feedstock inventories in support of a large biodiesel order by increasing borrowings under our working capital facility with Secunderabad Oils Limited and by negotiation of increased vendor payment terms.  The secured related party note decreased as a result of the conversion of interest and fees into common stock.

Equity.  We issued 1,750,000 shares of common stock pursuant to the sale of the $3.5 million in additional notes.  We issued an additional 700,000 to cure certain defaults under the secured term notes held by Third Eye Capital.  In July our senior term note matured with the provision that the note could be automatically extended through the payment of a $75,000 per month fee payable in cash or stock.  We elected to pay this fee in stock, and issued 498,035 shares during the three months ended September 30, 2011.  In addition, we issued 393,518 shares to our senior lender in consideration for waivers of certain loan defaults.  In July we acquired Zymetis, Inc. through the issuance of 6,673,557 shares of common stock.  Additionally, we issued 29,056,356 shares as part of a conversion right with our secured related party note.  The issuance of this equity resulted in an increase to additional paid in capital.

Quarterly Results of Operations

	For the three months ended			For the three months ended

	March 31, 2011	June 30, 2011	September 30, 2011	March 31, 2010	June 30, 2010	September 30, 2010
Revenues	$738,469	$27,253,190	$56,571,595	$2,236,838	$1,805,710	$1,592,932

Cost of goods sold	787,472	27,567,654	55,789,374	2,209,593	1,941,674	1,671,989

Gross profit/(loss)	(49,003)	(314,464)	782,221	27,245	(135,964)	(79,057)

Research and development expenses	32,569	71,400	337,229	144,530	109,847	29,206
Selling, general and administrative expenses	2,103,409	1,989,282	2,212,510	1,009,982	1,101,128	903,680

Operating loss	(2,184,981)	(2,375,146)	(1,767,518)	(1,127,267)	(1,346,939)	(1,011,943)

Other income/(expense)
Interest income	4,021	2,796	351	180	1,914	147
Interest expense	(2,103,163)	(3,649,359)	(3,785,857)	(909,018)	(917,037)	(726,564)
Other income, net of expenses	24,031	54,207	4,070	27,974	18,810	15,789
Loss on asset sales	-	(401,407)	-	-	-	-
Loss before income taxes	(4,260,092)	(6,368,909)	(5,548,954)	(2,008,131)	(2,243,252)	(1,722,571)

Income taxes benefit/(expense)	(3,200)	-	98,479	(3,200)	-	-

Net loss	(4,263,292)	(6,368,909)	(5,450,475)	(2,011,331)	(2,243,252)	(1,722,571)
Less: Net loss attributable to the noncontrolling interest	-	-	-	(70,820)	(53,825)	(14,311)
Net loss attributable to Aemetis, Inc.	$(4,263,292)	$(6,368,909)	$(5,450,475)	$(1,940,511)	$(2,189,427)	$(1,708,260)

Other comprehensive loss
Foreign currency translation adjustment	20,286	(16,031)	(727,992)	427,800	(309,086)	33,782
Comprehensive loss	(4,243,006)	(6,384,940)	(6,178,467)	(1,583,531)	(2,552,338)	(1,688,789)
Comprehensive loss attributable to the noncontrolling interest	-	-	-	-	-	-
Comprehensive loss attributable to Aemetis, Inc.	$(4,243,006)	$(6,384,940)	$(6,178,467)	$(1,512,711)	$(2,498,513)	$(1,674,478)

Loss per common share attributable to Aemetis, Inc.
Basic and diluted	$(0.05)	$(0.07)	$(0.05)	$(0.02)	$(0.03)	$(0.02)
Weighted average shares outstanding
Basic and diluted	90,789,254	92,384,340	100,446,788	86,182,765	86,566,702	86,987,032

The accompanying notes are an integral part of the financial statements

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Substantially all of our revenues for the three months ended March 31, 2011 and 2010 were derived from the sale of biodiesel and glycerin, and the resale of feedstock inventory by our India segment.

Three Months Ended March 31 (in thousands)

	2011	2010	Increase/(Decrease)
North America	-	-	-
India	$738	$2,237	$(1,499)
Total	$738	$2,237	$(1,499)

During the three months ended March 31, 2011, we could not economically produce biodiesel due to high feedstock prices.  Therefore, we elected to suspend production and resell our feedstock inventory.  For the three months ended March 31, 2011, we sold 138 tons of biodiesel, and 23 tons of crude glycerin compared to 2,696 tons of biodiesel and 369 tons of crude glycerin for the three months ended March 31, 2010.

Cost of Goods Sold

Three Months Ended March 31 (in thousands)

	2011	2010	Increase/(Decrease)
North America	-	-	-
India	$787	$2,210	$(1,423)
Total	$787	$2,210	$(1,423)

The decrease in costs of goods sold was attributable to lower biodiesel production.  During the three months ended March 31, 2011, we could not economically produce biodiesel due to high feedstock prices and elected to resell our feedstock inventory.  For the three months ended March 31, 2011 and 2010, we processed 1,284 and 3,408 metric tons of NRPO, respectively.

Operating Expenses

Three Months Ended March 31 (in thousands)

	2011	2010	Increase/(Decrease)
R&D
North America	$33	$145	$(112)
India	-	-	-
Total R&D	33	145	(112)

SG&A
North America	2,001	767	1,234
India	114	162	(48)
Other	(12)	81	(93)
Total SG&A	2,103	1,010	1,093

Other Expense
North America	1,030	469	561
India	1,045	412	633
Total Other Expense	$2,075	$881	$1,194

R&D. Lower R&D costs reflect the fact that during the three months ended March 31, 2011, we were winding down operations at our Butte, MT pilot plant.

SG&A

North America. The increase in SG&A in the three months ended March 31, 2011 was primarily attributable to the costs incurred to restart the Keyes plant.

India. Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited.  These fees are computed as a percentage of operating profits.  For the three months ended March 30, 2011 and 2010, we incurred approximately $42,000 and $32,000, respectively in operational support fees.

Other SG&A. Resources associated with the Biofuels Marketing subsidiary were reassigned to other segments during 2010 resulting in a decrease in Other SG&A..

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrants issued as fees and the payment of other fees and discount fees, which are amortized as part of interest expense. During the three months ended March 31, 2011 and 2010, the debt facility for Universal Biofuels Pvt. Ltd. accrued interest at the default rate of interest. We incurred interest expense of approximately $2.1 million for the three months ended March 31, 2011 ($1.1 million from India loans and $1.0 from North America loans), compared to approximately $909,000 for the three months ended March 31, 2010 ($280,000 from India loans and $629,000 from North America loans). We capitalized interest in the amount of approximately $185,000 and zero, respectively, during the three months ended March 31, 2011 and 2010.

●
Interest income is earned on excess cash, principally in India. Due to low levels of cash during the three months ended March 31, 2011, and 2010, our interest income remained at low levels of $4,021 and $180, respectively.

●	Other income of $24,031 in 2011 and $27,974 in 2010 is attributable to rent income from portions our land holdings in Sutton, NE and Danville, IL leased to local farmers.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Our revenues in the three months ended June 30, 2011 and 2010 were derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Three Months Ended June 30 (in thousands)

	2011	2010	Increase/(Decrease)
North America	$27,253	-	$27,253
India	-	$1,806	(1,806)
Total	$27,253	$1,806	$25,447

North America.  The increase in revenues in our North America segment for the three months ended June 30, 2011 reflects the operation of the Keyes, CA plant beginning in April 2011.  We generated 82% of revenue from sales of ethanol, 17% from sales of WDG, and less than 1% from the sale of syrup.  For the three months ended March 31, 2011 plant production, during its period of operation, averaged 85% of nameplate capacity.

India.  During the quarter ended June 30, 2011 we did not produce and sell any biodiesel due to high feedstock prices, compared to 2,114 tons of biodiesel and 32 tons of glycerin for the three months ended June 30, 2010.

Cost of Goods Sold

Three Months Ended June 30 (in thousands)

	2011	2010	Increase/(Decrease)
North America	$27,550	-	$27,550
India	17	$1,942	(1,925)
Total	$27,567	$1,942	$25,625

North America.  The increase in costs of goods sold in our North America segment for the three months ended June 30, 2011 reflects the operation of the Keyes, CA plant beginning April 2011.  For the three months ended June 30, 2011, we ground 86,788 tons of corn.

India.  For the three months ended June 30, 2010, feedstock costs rose above the price of biodiesel.  For the three months ended June 30, 2011 and 2010, we processed 0 and 1,353 metric tons of NRPO, respectively.The high cost of NRPO caused us to cease production and sales of biodiesel during the three months ended June 30, 2011.

Operating Expenses

Three Months Ended June 30 (in thousands)
	2011	2010	Increase/(Decrease)
R&D
North America	$71	$110	$(39)
India	-	-	-
Total R&D	71	110	(39)

SG&A
North America	1,651	948	703
India	338	75	263
Other	-	78	(78)
Total SG&A	1,989	1,101	888

Other Expense
North America	2,591	583	2,008
India	1,403	313	1,090
Total	$3,994	$896	$3,098

R&D. We made minimal expenditures on R&D during the three months ended June 30, 2011 as our landlord sold the building that housed our demonstration facility in Butte, MT and terminated the lease.  As a result, we moved our equipment from our commercial demonstration facility in Butte, MT into storage.  During the second quarter of 2012, we moved the equipment to our Keyes plant.  In comparison, our principal area of spending for R&D during the three months ended June 30, 2010 was our integrated cellulose and starch ethanol commercial demonstration facility in Butte, MT. We incurred expenses of $109,847 during the three months ended June 30, 2010 to operate the commercial demonstration facility. During the three months ended June 30, 2011, we incurred charges of $56,438 related to disposal of equipment from the disassembly of our facility in Butte, MT and storage of the equipment.

SG&A

North America. The increase in SG&A in the three months ended June 30, 2011 compared to 2010 was primarily attributable to (i) an increase in compensation expense related to the addition of management and administrative personnel at the Keyes plant; and (ii) an increase in ethanol and WDG sales and marketing expenses.  Compensation expense rose from $510,000 for the three months ended June 30, 2010 to approximately $699,000 for the three months ended June 30, 2011.  Marketing fees of $447,000 were incurred during the three months ended June 30, 2011 in connection with sales of ethanol and WDG.

India. Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited.  These fees are computed as a percentage of operating profits.  Since there were minimal sales in the three months ended June 30, 2011, we reclassed overhead spending usually associated with cost of goods sold to SG&A. The activities of personnel focused on administrative, maintenance and marketing activities during this period.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrants issued as fees and the payment of other fees and discount fees, which are amortized as part of interest expense. We incurred interest expense of approximately $3.6 million for the three months ended June 30, 2011 ($1.4 million from India loans and $2.2 million from North America loans) compared to approximately $917,000for the three months ended June 30, 2010 ($300,000 from India loans and $617,000from North America loans).  Interest expense increased in North American from the borrowings made during November 2010 and March 2011 to retrofit and restart the Keyes plant.  Interest expense decreased in India as our minimal level of sales did not require working capital funding during the three months ended June 30, 2011.

●
Interest income is earned on excess cash, principally in India. Due to low levels of cash during the three months ended June 30, 2011, and 2010, our interest income remained at low levels of $2,796 and $1,914, respectively.

●
Other income, for both years, is attributable to renting portions our land holdings in Sutton, NE and Danville, IL to local farmers.  During the three months ended June 30, 2011 we recorded $33,000 from renting portions of our tank storage at our plant in India.

●	During the three months ended June 30, 2011, we realized a loss of $401,407 on the sale of land holdings in Danville, IL.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Substantially all of our revenues for the three months ended September 30, 2011 were derived from the sale of ethanol and WDG by our North America segment.

Three Months Ended September 30 (in thousands)

	2011	2010	Increase/(Decrease)
North America	$52,178	$-	$52,178
India	4,394	1,593	2,801
Total	$56,572	$1,593	$54,979

North America.  The increase in revenues in our North America segment for the three months ended September 30, 2011 reflects the operation of the Keyes, CA plant beginning April 2011.  We generated 83% of North America revenue from sales of ethanol,16% of North America revenue from sales of WDG, and less than 1% from the sale of syrup.  For the three months ended September 30, 2011 plant production averaged 103% of nameplate capacity.

India.  The increase in revenues in our India segment for the three months September 30, 2011 reflects the resumption of biodiesel production and sales.  For the three months ended September 30, 2011, we sold 3,996 tons of biodiesel, no crude glycerin and 116 tons of refined glycerin.  For the three months ended September 30, 2010, we sold 1,486 tons of biodiesel, 111 tons of glycerin and no refined glycerin,

Cost of Goods Sold

Three Months Ended September 30 (in thousands)

	2011	2010	Increase/(Decrease)
North America	$51,617	$-	$51,617
India	4,172	1,672	2,500
Total	$55,789	$1,672	$54,117

North America.  The increase in cost of goods sold for the three months ended September 30, 2011 reflects the operation of the Keyes, CA plant beginning April 2011.  For the three months ended September 30, 2011, we ground 141,451 tons of corn.

India.  The increase in cost of goods sold for the three months ended September 30, 2011 reflects the resumption of biodiesel production and sales due to the decline in feedstock prices.  For the three months ended September 30, 2011 and 2010, we processed 1,284 and 1,862 metric tons of NRPO, respectively.

Operating Expenses

Three Months Ended September 30 (in thousands)
	2011	2010	Increase/(Decrease)
R&D
North America	$337	$29	$308
India	-	-	-
Total R&D	337	29	308

SG&A
North America	2,066	746	1,320
India	147	86	61
Other	-	72	(72)
Total SG&A	2,213	904	1,309

Other Expense
North America	3,136	361	2,775
India	646	350	296
Total Other Expense	$3,782	$711	$3,071

R&D. In July 2011 we acquired Zymetis, Inc., an R&D company. Our R&D expense during the three months ended September 30, 2011 was attributable to the ongoing R&D activities at the facility in College Park.

SG&A

North America. The increase in SG&A in the three months ended September 30, 2011 compared to the same period of 2010 was primarily attributable to (i) an increase in compensation expense related to an increase in management and administrative personnel at the Keyes plant; and (ii) an increase in ethanol and WDG sales and marketing expenses.  Compensation expense rose from $417,000 for the three months ended September 30, 2010 to approximately $656,000 for the three months ended September 30, 2011.  Marketing fees of $804,000 were also incurred during the three months ended September 30, 2011 in connection with sales of ethanol and WDG.

India. Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited.  These fees are computed as a percentage of operating profits.  For the three months ended September 30, 2011 and 2010, we incurred approximately $47,000 and $2,400, respectively in operational support fees.

Other Income/Expense (in thousands)

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrants issued as fees and the payment of other fees and discount fees, which are amortized as part of interest expense. We incurred interest expense of approximately $3.8 million for the three months ended September 30, 2011 ($646,000 from India loans and $3.1 million from North America loans) compared to approximately $727,000 for the three months ended September 30, 2010 ($330,000 from India and $397,000 from North America).  Interest expense increased in North American from the borrowings made during November 2010 and March 2011 to retrofit and restart the Keyes plant.  Interest expense decreased in India due to lower levels of sales, which required lower levels of borrowing under the working capital loan during the three months ended September 30, 2011 compared to 2010.

●
Other income, $4,070 and $15,789 for the three months ended September 30, 2011 and 2010, respectively, is attributable to renting portions our land holdings in Sutton, NE and Danville, IL to local farmers.  The decrease in other income is a result of our sale of the Danville, IL landholding during the three months ended June 30, 2011.

Results of Operations

	2011		2010
	For the six	For the nine	For the six	For the nine
	months ended	months ended	months ended	months ended
	June 30, 2011	September 30, 2011	June 30, 2010	September 30, 2010
Revenues	$27,991,659	$84,563,254	$4,042,548	$5,635,480

Cost of goods sold	28,355,126	84,144,500	4,151,267	5,823,256

Gross profit (loss)	(363,467)	418,754	(108,719)	(187,776)

Research and development expenses	103,969	441,198	254,377	283,583
Selling, general and administrative expenses	4,092,691	6,305,201	2,111,110	3,014,790

Operating loss	(4,560,127)	(6,327,645)	(2,474,206)	(3,486,149)

Other income / (expense)
Interest income	6,817	7,168	2,094	2,241
Interest expense	(5,752,522)	(9,538,379)	(1,826,055)	(2,552,619)
Other income, net of expenses	78,238	82,308	46,784	62,573
Loss on land sale	(401,407)	(401,407)	-	-

Loss before income taxes	(10,629,001)	(16,177,955)	(4,251,383)	(5,973,954)

Income tax benefit/(expense)	(3,200)	95,279	(3,200)	(3,200)

Net loss	(10,632,201)	(16,082,676)	(4,254,583)	(5,977,154)
Less: Net loss attributable to the noncontrolling interest	-	-	(124,645)	(138,956)
Net loss attributable to Aemetis, Inc.	(10,632,201)	(16,082,676)	(4,129,938)	(5,838,198)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	4,255	(723,737)	118,714	152,496
Comprehensive loss, net of tax	(10,627,946)	(16,806,413)	(4,135,869)	(5,824,658)
Comprehensive loss attributable to the noncontrolling interest	-	-	-	-
Comprehensive loss attributable to Aemetis, Inc.	$(10,627,946)	$(16,806,413)	$(4,011,224)	$(5,685,702)

Loss per common share attributable to Aemetis, Inc.
Basic and diluted	(0.12)	(0.17)	(0.05)	(0.07)
Weighted average shares outstanding
Basic and diluted	91,591,203	94,575,503	86,375,794	86,581,779

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Substantially all of our revenues for the six months ended June 30, 2011 were derived from the sale of ethanol and WDG by our North America segment while substantially all of our revenues for the same period of 2010 were derived from the sale of biodiesel by our India segment.

Six Months Ended June 30 (in thousands)
	2011	2010	Increase/(Decrease)
North America	$27,253	-	$27,253
India	738	4,043	(3,305)
Total	$27,991	$4,043	$23,948

North America.  The increase in revenues for the six months ended June 30, 2011 reflects the operation of the Keyes, CA plant beginning April 2011.  We generated 82% of revenue from sales of ethanol, 17% of revenue from sales of WDG, and less than 1% from the sale of syrup.  For the six months ended June 30, 2011 plant production, during its period of operation, averaged 85% of nameplate capacity.

India.  During the six months ended June 30, 2011, we could not economically produce biodiesel due to high feedstock prices.  Therefore, we elected to suspend production and resell our feedstock inventory. During the six months ended June 30, 2011, we sold 138 tons of biodiesel and 23 tons of crude glycerin compared to 4,810 tons of biodiesel and 401 tons of crude glycerin during the six months ended June 30, 2010.

Cost of Goods Sold

Six Months Ended June 30 (in thousands)
	2011	2010	Increase/(Decrease)
North America	$27,550	-	$27,550
India	805	4,151	(3,346)
Total	$28,355	$4,151	$24,204

North America.  The increase in cost of goods sold for the six months ended June 30, 2011 reflects the operation of the Keyes, CA plant beginning April 2011. During the six months ended June 30, 2011, we ground 86,788 tons of corn.

India.  The decrease in costs of goods sold was attributable to lower biodiesel production.  During this period, we could not economically produce biodiesel due to high feedstock prices and elected to resell our feedstock inventory. During the six months ended June 30, 2011 and 2010, we processed 1,284 and 4,761 metric tons of NRPO, respectively. The high cost of NRPO caused us to cease production from February to July 2011.

Operating Expenses

Six Months Ended June 30 (in thousands)
	2011	2010	Increase/(Decrease)
R&D
North America	$104	$255	$(151)
India	-	-	-
Total R&D	104	255	(151)

SG&A
North America	3,653	1,714	1,939
India	452	238	214
Other	(12)	159	(171)
Total SG&A	4,093	2,111	1,982

Other Expense
North America	3,621	1,052	2,569
India	2,448	725	1,723
Total	$6,069	$1,777	$4,292

R&D.We made minimal expenditures on R&D during the six months ended June 30, 2011 as we were moving our equipment from our commercial demonstration facility in Butte, MT into storage.  In comparison, our principal area of spending for R&D during the six months ended June 30, 2010 was our integrated cellulose and starch ethanol commercial demonstration facility in Butte, MT. We incurred expenses of $110,000 during the six months ended June 30, 2010, from operating the commercial demonstration facility. During the six months ended June 30, 2011 we incurred charges of $56,000 related to disposal of equipment from the disassembly and storage of our facility in Butte, MT.

SG&A

North America. The increase in SG&A in the six months ended June 30, 2011 compared to 2010 was primarily attributable to (i) an increase in compensation expense related to in the addition of management and administrative personnel at the Keyes plant; and (ii) an increase in ethanol and WDG sales and marketing expenses.  Compensation expense rose from approximately $151,000 for the six months ended June 30, 2010 to approximately $1.4 million for the six months ended June 30, 2011.  Marketing fees of approximately $447,000 were incurred during the six months ended June 30, 2011 in connection with sales of ethanol and WDG.

India. The increase in SG&A for the six months ending June 30, 2011 resulted from a reclassification of excess overhead cost to SG&A for a period when there were minimal sales and personnel focused on maintenance and administrative tasks. Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited.  These fees are computed as a percentage of operating profits.  For the six months ended June 30, 2011 and 2010, we incurred approximately $42,000 and $30,000, respectively in operational support fees.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrants issued as fees and the payment of other fees and discount fees, which are amortized as part of interest expense. We incurred interest expense of approximately $5.7 million for the six months ended June 30, 2011 ($2.5 million from India loans and $3.2 million from North America loans) compared to approximately $1.8 million for the six months ended June 30, 2010 ($580,000 from India loans and $1.2 million from North America loans). Interest expense increase in North American from the borrowings made during November 2010 and March 2011 to retrofit and restart the Keyes plant.  Interest expense decreased in India due to lower levels of sales, which required lower levels of borrowing under the working capital loan during the six months ended June30, 2011 compared to 2010.

●
Other income, for both years, is attributable to renting portions our land holdings in Sutton, NE and Danville, IL to local farmers.  During the six months ended June 30, 2011 we recorded $33,000 from renting portions of our tank storage at our plant in India.

●	During the six months ended June 30, 2011, we realized a loss of approximately $401,000 on the sale of land holdings in Danville, IL.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

Nine Months Ended September 30 (in thousands)

	2011	2010	Increase/(Decrease)
North America	$79,431	-	$79,431
India	5,132	$5,636	(504)
Total	$84,563	$5,636	$78,927

North America.  The increase in revenues segment for the nine months ended September 30, 2011 reflects the operation of the Keyes, CA plant beginning April 2011. We generated 82% ofrevenue from sales of ethanol,17% from sales of WDG, and less than 1% from the sale of syrup. For the nine months ended September 30, 2011 plant production, during its period of operation, averaged 96% of nameplate capacity.

India.  During August, 2011 we delivered one large shipment, generating approximately $3.8 million in revenues, to an international customer. Additionally, we purchased an order for 1,000 metric tons of refined glycerin to resell in support of developing the market for this product in advance of the commissioning of our glycerin refining unit. For the nine months ended September 30, 2011, we sold 4,135 tons of biodiesel and 23 tons of crude glycerin and 116 tons of refined glycerin compared to 6,296 tons of biodiesel, and 512 tons of crude glycerin for the nine months ended September 30, 2010.

Cost of Goods Sold

Nine Months Ended September 30 (in thousands)
	2011	2010	Increase/(Decrease)
North America	$79,168	-	$79,168
India	4,977	5,823	(846)
Total	$84,145	$5,823	$78,322

North America.  The increase in cost of goods sold for the nine months ended September 30, 2011 reflects the operation of the Keyes, CA plant beginning April 2011. During the nine months ended September 30, 2011, we ground 228,240 tons of corn.

India.  The most significant component of cost of goods sold is feedstock.  For the nine months ended September 30, 2011 and 2010 our cost of goods decreased proportionately with revenue due to the significance of the feedstock component in this category and our strategy in this thin market to price biodiesel at a price that would offset a portion of our allocated overhead costs. For the nine months ended September 30, 2011 and 2010, we processed 5,925 and 6,623 metric tons of NRPO, respectively.

Operating Expenses

Nine Months Ended September 30 (in thousands)
	2011	2010	Increase/(Decrease)
R&D
North America	$441	$284	$157
India	-	-	-
Total R&D	441	284	157

SG&A
North America	5,717	2,460	3,257
India	600	324	276
Other	(12)	231	(243)
Total SG&A	6,305	3,015	3,290

Other Expense
North America	6,757	1,414	5,343
India	3,093	1,074	2,019
Total	$9,850	$2,488	$7,362

R&D. R&D expense was approximately $441,000 for the nine months ended September 30, 2011, compared to $284,000 for the same period in 2010. We spent $204,000 during the first nine months of 2011 in support of the technologies acquired through the purchase of Zymetis, Inc.  In comparison, R&D expense was $284,000 for the nine months ended September 30, 2010, all of which was attributable to operating our integrated cellulose and starch ethanol commercial demonstration facility in Butte, MT.

SG&A

North America. The increase in SG&A in the nine months ended September 30, 2011 was primarily attributable to (i) an increase in compensation expense and (ii) an increase in ethanol and WDG sales and marketing expenses.  Compensation expense increased by approximately $1.5 million for the nine months ended September 30, 2011when compared to the same period in 2010. Marketing expenses increased $1.2 million over the same period in 2010 due to the 2011 activity supporting the sales of ethanol and distiller’s grains for the Keyes plant. Rent,included in SG&A prior to the Keyes plant going into production, and corporate rent combined increased approximately $1 million for the nine months ended September 30, 2011over the same period in 2010. SG&A was partially reduced by a $(0.2) million decrease in office services for the same periods.

India.  The increase in SG&A for the nine months ending September 30, 2011 resulted from a reclassification of excess overhead cost in to SG&A for a period when there were minimal sales and personnel focused on maintenance and administrative tasks. SG&A operational support fees paid to Secunderabad Oils Limited are computed as a percentage of operating profits.  For the nine months ended September 30, 2011 and 2010, we incurred approximately $89,000 and $33,000, respectively in operational support fees.

Other SG&A.  Resources associated with the Biofuels Marketing subsidiary were reassigned to other segments during 2010 resulting in a decrease in Other SG&A.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included warrants issued as fees and the payment of other fees and discount fees, which are amortized as part of interest expense. We incurred interest expense of approximately $9.4 million for the nine months ended September 30, 2011 ($3.1 million from India loans and $6.3 million from North America loans) compared to approximately $2.5 million for the nine months ended September 30, 2010 ($0.9 million from India loans and $1.6 from North America loans). The increase in interest expense in North America was from an increase in borrowings made during November 2010 and March 2011 to retrofit and restart the Keyes plant.  Decreases in interest expense in India were due to lower sales and a corresponding decrease in borrowings under our working capital facility during the nine months ended September 30, 2011 compared to 2010.

●
Other income, for both years, is attributable to renting portions our land holdings in Sutton, NE and Danville, IL to local farmers.  During the nine months ended September 30, 2011 we recorded $33,000 from renting portions of our tank storage at our plant in India.

●	During the nine months ended September 30, 2011, we realized a loss of approximately $401,000 on the sale of land holdings in Danville, IL.

Liquidity and Capital Resources

2010

In 2010, we were primarily engaged in three activities: (i) fundraising for the retrofit of the Keyes plant; (ii) operating our biodiesel production facility in Kakinada, India; and (iii) continuing to develop our proprietary, patent pending microbial and enzyme technology. During 2010, we funded our operations primarily from cash provided by borrowings under our credit facilities. To fund the retrofit of the Keyes plant and to fund general working capital requirements in North America, we borrowed (i) $1.6 million from a related party in January 2010; (ii) an aggregate of $8 million from Third Eye Capital in November 2010 and March 2011; and (iii) an aggregate of $1.0 million under our line of credit provided by a related party. We repaid the $1.6 million credit facility on May 11, 2010 and issued 600,000 shares of Aemetis, Inc.’s common stock as consideration for the borrowing.

2011

We completed the retrofit of the Keyes plant and commenced operations in late April 2011. During 2011, we funded our operations primarily from cash provided by operations and borrowings under our credit facilities.

We expect that cash provided by operating activities may fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, biodiesel, NPRO and natural gas. During periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel and NPRO and energy costs narrow, we may require additional working capital to fund operations. For additional discussion, see “Part I—Item 1A. Risk Factors.”

Cash and Cash Equivalents

Cash and cash equivalents were $249,466 at December 31, 2011, of which $117,748 was held in our North American entities and $131,718 was held in our Indian subsidiary. Our current ratio at December 31, 2011 was 0.24 compared to a current ratio of 0.11 at December 31, 2010. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, cash generated from operations, and any additional funds raised through sales of equity.

In July 2012 we acquired the Keyes plant and refinanced the project to include a revolving credit line with our senior lender.  Our lender required repayment of certain obligations and fees under other agreements, and we closed the purchase with $3 million available under the $18 million credit facility. Our senior lender has collateralized all significant assets of ours, which limits our ability to obtain working capital through commercial banks or through other means.  We are therefore dependent on our senior lender for future debt financing.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$249,466	$683,016
Current assets (including cash, cash equivalents, and deposits)	7,128,916	2,082,388
Current liabilities (including short term debt)	29,428,067	18,300,160
Short and long term debt	29,646,435	21,391,348

Change in Working Capital and Cash Flows

Debt increased primarily due to accrued fees and interest in the amount of $6.8 million associated with borrowings to retrofit the Keyes plant and due to increased borrowings to purchase inventory in the amount of $1.6 million associated with borrowings from our working capital loan with Secunderabad Oils Limited.

Current liabilities increased primarily due to vendor trade credit received in connection with the restart of the Keyes plant and operating losses,which generated an incremental $9.6 million increase in accounts payable. A $1.0 million increase in short term borrowings also caused liabilities to rise. Current assets increased in accounts receivable, inventory,prepaid expenses and other assets primarily as a result of the ramping of production and operations at the Keyes ethanol plant.

Cash used in operating activities of $1.2 million resulted primarily from (i) consolidated net loss of $17.3 million, (ii) non-cash adjustments to net loss of $6.5 million, (iii)account receivable increase of $1.3 million, (iv) inventory increase of $3.7 million, (v) trade payable credit increase of $9.6 million, and (vi) accrued interest expense increase of $9.0 million.

Cash used in our investing activities of $1.0 million resulted primarily from $2.6 million in additions to property and equipment to retrofit the Keyes plant offset by $1.6 million received from the sale of land holdings.

Cash provided by our financing activities of $1.9 million resulted primarily from $1.3 million in net proceeds from our working capital line of credit, and $0.5 million in net proceeds from our secured debt facility borrowings.

Available Credit Facilities

On July 6, 2012, we entered into a new revolving credit facility in the aggregate amount of up to $18.0 million. The credit facility expires on July 5, 2013, provided, however, that the facility may be extended for up to two additional periods of one year upon certain conditions, including the payment of a renewal fee.  Interest accrues at a fluctuating rate of interest determined by reference to the Prime Rate and the amount outstanding. We are also required to pay customary fees and expenses associated with the credit facility.

We are required to (i) maintain a minimum amount of Free Cash Flow of not less than $1.5 million at the end of each fiscal quarter, (ii) debt to value ratio of 75% tested semi-annually, (iii) minimum quarterly ethanol production of not less than 14 million gallons per quarter, and (iv) limit purchases of capital expendituresto not more than $50,000 per quarter.  In addition, we are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness or specific subordinated indebtedness) absent the lender’s prior consent. Our obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender.

On October 18, 2012, Third Eye Capital agreed to (i) extend the maturity date of the Existing Notes to July 6, 2014; (ii) to increase the amount of the Revolving Loan Facility by $6,000,000, to a total of $24,000,000; (iii) to modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving notes; (iv) granted waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agreed to accrue interest until the earlier of certain events described in the Limited Waiver or February 1, 2013.  In consideration for the Limited Waiver and Amendment, the Borrowers, among other things, agreed to pay the Lenders a waiver fee in the amount of $4,000,000; and (ii) cash in the amount of $28,377for certain unreimbursed costs. After paying the $4 million waiver fee, $2 million remained available for future draw on the Revolving Loan Facility.

Notes Payable to Related Parties

In 2008, we entered into a Revolving Line of Credit Agreement with Laird Cagan, in the amount of $5,000,000 secured by certain, investments, intellectual property, securities and other collateral of ours, excluding the collateral securing our obligations with Third Eye Capital and the collateral securing our obligations with the State Bank of India. The Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2012. As of December 31, 2011, the remaining amount due and payable was $5,165,205.

On October 16, 2012, Aemetis International, Inc. (AII), a subsidiary of Aemetis, Inc. Entered into an amendment to the Revolving Line of Credit Agreement with Laird Q. Cagan and co-owners in the financing arrangement, pursuant to which AII extended the maturity date of the loan until July 1, 2014 and placed an average trailing daily closing price minimum of $0.05 per share for conversion of fees and accrued interest.  In exchange for the extension, the Company agreed to pay a $262,919 fee reflecting 5% of the outstanding balance of the Revolving Line of Credit, payable in cash or stock, at the same conversion price and terms as the accrued interest conversion terms.

Issuance of Convertible Promissory Notes

On March 4, 2011, and amended January 19, 2012, and July 24, 2012, the Company entered into a Note Purchase Agreement with Advanced BioEnergy, LP, a California limited Partnership for the issuance of up to 72 subordinated convertible promissory notes bearing interest at 3%, each note in the principal amount of $500,000 due and payable four years from the date of the note for a total aggregate principal amount of up to $36,000,000.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $500,000.  The Company sold notes in the amount of $1,000,000 to the first two investors.  The availability of the remaining $35,000,000 will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

Historical Sources and Uses of Cash

	For the three	For the six	For the nine	For the three	For the six	For the nine
	months ended	months ended	months ended	months ended	months ended	months ended
	March 31, 2011	June 30, 2011	September 30, 2011	March 31, 2010	June 30, 2010	September 30, 2010
Operating activities:
Net loss	(4,263,292)	(10,632,201)	(16,082,676)	(2,011,331)	(4,254,583)	(5,977,154)
Adjustments to reconcile net loss to
net cash provided/(used) in operating activities:
Stock-based compensation	53,421	104,468	221,124	100,512	169,687	245,776
Depreciation and amortization	189,789	544,676	885,811	140,761	377,033	569,337
Inventory provision	-	239,446	-	44,310	230,204	282,700
Amortization of debt issuance discount	1,483,786	3,066,693	3,737,320	278,772	583,985	583,985
Loss on extinguishment of debt	33,926	33,926	33,926	-	-	-
Loss on sale or disposal of assets	-	401,407	401,407	-	-	-
Deferred tax liability	-	-	(98,479)	-	-	-
Changes in assets and liabilities:
Accounts receivable	96,013	(1,584,636)	(702,608)	(141,638)	26,830	(78,777)
Inventory	477,841	(2,387,855)	(4,436,268)	(363,571)	(50,494)	(916,303)
Prepaid expenses	117,113	121,521	(101,669)	(26,701)	(12,987)	964
Other current assets and other assets	(29,817)	(345,794)	(764,533)	(50,034)	(42,368)	26,039
Accounts payable	1,307,362	5,736,068	9,649,206	767,555	1,226,994	1,793,911
Accrued interest expense and fees, net of payments	536,478	2,803,608	4,603,570	398,429	1,013,704	1,658,442
Other liabilities	56,794	693,521	596,752	560,865	127,753	293,639
Net cash provided by/(used in) operating activities	59,414	$(1,205,152)	$(2,057,117)	$(302,071)	$(604,242)	$(1,517,442)

Investing activities:
Purchase of property, plant and equipment, net	(1,708,729)	(2,040,661)	(2,517,883)	(12,043)	(32,071)	(52,435)
Proceeds from sale of assets	-	1,598,593	1,598,593	-	-	-
Cash obtained through merger	-	-	1,451	-	-	-
Net cash used in investing activities	(1,708,729)	(442,068)	(917,839)	(12,043)	(32,071)	(52,435)

Financing activities:
Proceeds from borrowings under secured debt facilities	1,750,776	3,500,000	3,500,000	-	-	-
Repayments of borrowings under secured debt facilities	-	(920,000)	(1,944,994)	-	-	-
Proceeds from borrowings under related party credit arrangements	-	-	-	2,100,000	2,373,000	2,612,000
Payments of borrowings under related party credit arrangements	-	-	-	(1,600,000)	(1,600,000)	(1,600,000)
Proceeds from borrowings under short term debt facilities	-	-	5,658,030	1,196,528	1,770,248	3,189,946
Repayments of borrowings under short term facilities	(538,614)	(1,051,541)	(4,762,790)	(1,089,343)	(2,049,874)	(2,752,368)
Net cash provided by financing activities	1,212,162	1,528,459	2,450,246	607,185	493,374	1,449,578

Effect of exchange rate changes on cash and cash equivalents	(7,746)	(5,635)	54,830	(13,200)	113,905	110,073
Net increase (decrease) in cash and cash equivalents	(444,899)	(124,396)	(469,880)	279,871	(29,034)	(10,226)
Cash and cash equivalents at beginning of period	683,016	683,016	683,016	52,178	52,178	52,178
Cash and cash equivalents at end of period	238,117	$558,620	$213,136	$332,049	$23,144	$41,952

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2011 of ($1,246,899) was less than the net use of cash in the twelve months ended December 31, 2010 of ($3,682,089). The 2010 use of cash went to start-up expenses related to getting the ethanol plant ready. In 2011 the startup of the ethanol plant required working capital to fund accounts receivable and inventories.  Through the corn procurement and working capital agreement with J.D. Heiskell, we funded the accounts receivable and inventory with accounts payable for corn purchases.  The balance of the increase in accounts payable arose from payment terms extended by trade vendors and accrued lease payment owing to our landlord.

Investing Activities

Net cash used in investing activities during the twelve months ended December 31, 2011 and 2010 was $967,957, and $672,965, respectively, which consisted primarily of purchases of property, plant and equipment for the retrofit and restart of the Keyes plant.  In addition, in May 2011we generated $1,598,593 from the sale of our land holding in Danville, Illinois.

Financing Activities

Net cash provided by financing activities during the twelve months ended December 31, 2011 and 2010 was $1,865,307 and $4,859,286, respectively, which consisted in 2011 of proceeds, net of repayments, from our working capital line with Secunderabad Oils Limited, and borrowings under secured debt facilities with Third Eye Capital. In 2010 we borrowed $3,650,044, net of payments, and in 2011 we borrowed $568,074, net of payments, from Third Eye Capital. During 2010, we borrowed a net amount of $1,012,000 under the Revolving Line of Credit with related party Laird Cagan.  We made no additional borrowings under the Cagan Revolving Line of Credit during 2011. In 2011 and 2010 our India and Zymetis subsidiaries borrowed $1,297,233 and $197,242, respectively, net of payments from our working capital line of credit with Secunderabad Oils Limited. Zymetis borrowings only occurred after July 2011, when we acquired $414,558 in short-term debt from our acquisition of the subsidiary.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 of $59,414 represents an increase over the net cash used in operating activity of ($302,071) for the same period in 2010.  The difference between periods is due primarily to the trade payable terms offered by vendors of our Keyes plant as part of the restart and commencement of operations of this facility.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2011 and 2010 was ($1,708,729) and ($12,043), respectively.  The difference consisted primarily of purchases of property, plant and equipment and tenant improvement expenditures relating to the retrofit of our ethanol facility in Keyes, California.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2011 and 2010 was $1,212,162 and $607,185, respectively.  Net cash provided by financing activities during the three months ended March 31, 2011 consisted primarily of $1,750,776 in borrowings under short-term notes with Third Eye Capital to complete the retrofit of the Keyes plant. During the three months ended March 31, 2011 and 2010 we paid ($538,614) and borrowed $107,185 net of payments, respectively, on outstanding credit arrangements with Secunderabad Oils Limited in India.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 was ($1,205,152) primarily from losses incurred by the retrofit and initial operations of the Keyes plant. Working capital requirements for accounts receivable and inventory associated with the restart of the Keyes plant were partially offset by the working capital relationship with J.D. Heiskell and the vendor terms reflected in the accounts payable.  A secondary component of the decrease in working capital was an increase in accrued interest and accruing fees on our debt facilities. Net cash used in operating activities for the same six months of fiscal 2010 was ($604,242), caused primarily by negative gross margins in the ethanol business.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2011 and 2010 was ($442,068), and ($32,071) respectively, which consisted of the capitalization of leasehold improvement costs incurred to retrofit the Keyes plant.  The capitalized costs were partially funded through the sale of our Danville land holding in 2011.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2011 and 2010 was $1,528,459, and $493,374, respectively, which consisted in 2011 primarily of the proceeds from our borrowings from Third Eye Capital under a secured term note facility.  We remitted $920,000 of the proceeds from the Danville land sale to Third Eye Capital as a principal payment on outstanding notes. During the six months ended June 30, 2011 and 2010 we made payments net of borrowings of($1,051,541) and ($279,626), respectively, on outstanding loans under our working capital facility with Secunderabad Oils Limited in India.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 was ($2,057,117).  Our year-to-date losses were funded through the extension of credit from trade vendors, working capital credit arrangement with J.D. Heiskell, lease payment credit by our landlord, and the accrual of certain interest expense and fees associated principally with our loan at the Keyes plant. This extension of credit was partially offset by an increase in inventories required to restart the Keyes plant and the preparation of an international order in India.  Net cash used in operating activities for the same nine months of fiscal 2010 was ($1,517,442). Net cash used in operating activities was higher in the current year as compared to the prior year period primarily due to an increased need for working capital from the operation of our ethanol business in Keyes, CA at higher production levels.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2011 and 2010 was ($917,839), and ($52,435), respectively, which consisted primarily of purchases of property, plant and equipment for continued construction of our glycerin refining capacity in our India plant and for tenant improvements relating to the retrofit of the Keyes plant. Proceeds from the sale of the Danville, Illinois land partially offset the September 2011 period net investing amount.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2011 and 2010 was $2,450,246, and $1,449,578, respectively, which consisted in 2011 primarily of the proceeds from our secured term loan with Third Eye Capital, offset by mandatory principal reductions and working capital funding from Secunderabad Oils Limited in support of an international biodiesel sale.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. We derive revenue primarily from sales of ethanol and related co-products, biodiesel, refined glycerin, and refined palm oil. We recognize revenue when title transfers to our customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers and our working capital partner J.D. Heiskell for our Keyes plant and Secunderabad Oils Limited for our Kakinada plant. Commitments can be offered either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, sales consist of inventory produced at our Keyes or Kakinada plant.

Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Revenues are recorded at the gross invoiced amount.  Deductions taken by our customer for transportation and marketing are recorded as cost of goods sold and marketing, respectively. Additionally, our working capital partner leases our finished goods tank and requires us to transfer legal title to the product upon transfer of our finished ethanol to this location.  We consider the purchase of corn as a cost of goods sold and the sale of ethanol upon transfer to the finished goods tank as revenue on the basis that (i) we bear the risk of gain or loss on the processing of corn into ethanol and (ii) we have legal title to the goods during the processing time.

Recoverability of Our Long-Lived Assets

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on our biodiesel production facility and our leasehold improvements to the Keyes plant, computer equipment and software, office furniture and equipment, vehicles, and other fixed assets has been provided on the straight-line method over the estimated useful lives of the assets, which currently range from three to 25 years.  Expenditures for property betterments and renewals are capitalized. Costs of repairs and maintenance are charged to expense as incurred.  We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets, which is accounted for prospectively.

Impairment of Long-Lived Assets and Goodwill

Our long-lived assets consist of property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we record an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges have been recorded during the periods presented.

Our goodwill consists of amounts relating to our acquisitions of Zymetis, Inc. in 2011. We review goodwill at an individual plant or subsidiary level for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred. We perform a two-step impairment test to evaluate goodwill. Under the first step, we compare the estimated fair value of the reporting unit with its carrying value (including goodwill). If the estimated fair value of the reporting unit is less than its carrying value, we would complete a second step to determine the amount of the goodwill impairment that we should record. In the second step, we would determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill. We would then compare the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference.

The reviews of long-lived assets and goodwill require making estimates regarding amount and timing of projected cash flows to be generated by an asset or asset group over an extended period of time. Management judgment regarding the existence of circumstances that indicate impairment is based on numerous potential factors including, but not limited to, a decline in our future projected cash flows, a decision to suspend operations at a plant for an extended period of time, adoption of our product by the market, a sustained decline in our market capitalization, a sustained decline in market prices for similar assets or businesses, or a significant adverse change in legal or regulatory factors or the business climate. Significant management judgment is required in determining the fair value of our long-lived assets and goodwill to measure impairment, including projections of future cash flows. Fair value is determined through various valuation techniques including discounted cash flow models, market values and third-party independent appraisals, as considered necessary. Changes in estimates of fair value could result in a write-down of the asset in a future period. Given the current economic and regulatory environment and uncertainties regarding the impact on our business, there are no assurances that our estimates and assumptions will prove to be an accurate prediction of the future.

Business Combinations through Acquisitions – Purchase Price Allocation

We apply the acquisition method of accounting to account for business combinations. The cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. Identifiable assets, liabilities, and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill. If our interest in the fair value of the identifiable net assets acquired in a business combination exceeds the cost of the acquisition, a gain is recognized in earnings on the acquisition date only after we have reassessed whether we have correctly identified all of the assets acquired and all of the liabilities assumed. For most acquisitions, we engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer relationships, tradenames, property and equipment and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period (up to one year) as we finalize valuations for the assets acquired and liabilities assumed.

Convertible Instruments

During 2010, we modified our revolving line of credit with Laird Cagan to add a beneficial conversion feature (BCF) in exchange for Mr. Cagan agreeing to subordinate the line of credit to another lender.  The fee paid and BCF were recorded at fair value and amortized over the remaining term of the line of credit.  Since the BCF also included a conversion feature allowing for any future interest accrued to be convertible, interest was recorded on a daily valuation methodology at the commitment date and each day thereafter over the life of the loan.  The intrinsic value was calculated as the difference between the conversion price of $0.05 per share and the market price on each day multiplied by the number of shares convertible.  This difference is deferred as a debt discount and amortized over the remaining life of the debt.  The Company’s Board of Directors approved the conversion option on September 2, 2010, which became the commitment and measurement date for the outstanding interest and fees. Line of credit accrued daily interest through October 27, 2011 with a right to convert outstanding interest and fee at $0.05 per share. Beginning October 1, 2011, the BCF of daily interest was measured and recorded as a debt discount each day using the average of 22 days of trailing closing stock prices as quoted on the OTC markets. This fee was also treated as a fee and amortized over the remaining term of the line of credit, which at the time matured on June 30, 2011.  On July 1, 2011 the line of credit maturity was extended to July 1, 2012 by adding a five percent of loan balance waiver fee to the outstanding balance.

Testing for Modification or Extinguishment Accounting

During 2010 and 2011 we evaluated amendments to our debt under the FASB guidance for modification and extinguishment accounting.  This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances where our future cash flows changed more than 10 percent, we fair valued our debt based on factors available to us for similar borrowings and used extinguishment accounting method to account for debt.

Recently Issued Accounting Pronouncements

Effective January 1, 2011, we adopted the amended guidance in ASC Topic 805, Business Combinations, which, if we complete a material business combination during the reporting period, requires us to disclose our pro forma revenue and earnings as though the business combinations that occurred during the current period had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also requires us to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

Effective January 1, 2011, we adopted the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires us to disclose information in the reconciliation of recurring Level 3 measurements regarding purchases, sales, issuances and settlements on a gross basis, with a separate reconciliation for assets and liabilities. We did not experience an impact from the additional disclosure requirements as we do not have any recurring Level 3 measurements.

Effective January 1, 2012, we will be required to adopt the third phase of amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures. The purpose of the amendment is to achieve common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and those prepared in conformity with International Financial Reporting Standards, or IFRS. The amended guidance clarifies the application of existing fair value measurement requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. We currently would not be impacted by the additional disclosure requirements as we do not have any recurring Level 3 measurements.

Effective January 1, 2012, we will be required to adopt the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update, which helps to facilitate the convergence of GAAP and IFRS, is aimed at increasing the prominence of other comprehensive income in the financial statement by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and requiring comprehensive income to be reported in either a single continuous statement or in two separate but consecutive statements reporting net income and other comprehensive income. This amended guidance will be implemented retroactively. We have determined that the changes to the accounting standards will affect the presentation of consolidated financial information but will not have a material effect on our financial position or results of operations.

Effective January 1, 2012, we will be permitted to adopt the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We have determined that the changes to the accounting standards will not impact our disclosure or reporting requirements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements are listed in the Index to Consolidated Financial Statements on page 67 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting.

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the periods since the date covered by our last periodic report (September 30, 2010) through December 31, 2011.

Evaluation of Disclosure Controls and Procedures.

Management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures by us are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting since our last filing through December 31, 2011, in response to the identified material weaknesses.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. In addition, although we are implementing remedial measures to address all of the identified material weaknesses as discussed below, our assessment of the impact of these measures have not been completed as of the filing date of this report.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified are:

(1)	Inadequate number of personnel that could accurately and timely record and report the Company’s financial statements in accordance with GAAP;

●
We did not produce timely financial statements for the years ending December 31, 2010 and 2011 and did not employ an adequate number of people to ensure a control environment that would allow for the accurate and timely reporting of the financial statements. When we began to prepare these financial statements our auditors raised numerous items that required adjustments over a number of periods.

(2)	Ineffective controls to ensure that the accounting for complex accounting transactions are recorded in accordance with GAAP financial statements,

●	A number of significant audit adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.

●	The number of revisions to our financial statements made by our auditor’s review of the financial statements indicated that our controls over disclosures were not effective.

Remediation

As part of our ongoing remedial efforts, we have and will continue to, among other things:

(1)	Expand our accounting policy and controls organization by creating and filling new positions with qualified accounting and finance personnel;

(2)	Increase our efforts to educate both our existing and expanded accounting policy and control organization on the application of the internal control structure;

(3)	Emphasize with management the importance of our internal control structure;

(4)	Seek outside consulting services where our existing accounting policy and control organization believes the complexity of the existing exceeds our internal capabilities.

We believe that the foregoing actions have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. We intend to perform such procedures and commit such resources as necessary to continue to allow us to overcome or mitigate these material weaknesses such that we can make timely and accurate quarterly and annual financial filings until such time as those material weaknesses are fully addressed and remediated.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Directors

Set forth below is information regarding our directors:

Name	Age	Position	Director Since
Eric A. McAfee	50	Chief Executive Officer and Chairman of the Board	2006
Fran Barton (1)	65	Director	2012
John R. Block	77	Director	2008
Dr. Steven W. Hutcheson (2)	58	Director	2011
Michael Peterson (1)	50	Director	2006
Harold Sorgenti	78	Director	2007

(1) Mr. Peterson stepped down from the Company’s Board and Mr. Barton was appointed to the Company’s Board on August 2, 2012.

(2) Dr. Hutcheson was appointed to the Company’ Board in July 2011 in connection with the Company’s acquisition of Zymetis, Inc.

Eric A. McAfee co-founded Aemetis, Inc. in 2005 and has served as its Chairman of the Board since February 2006. Mr. McAfee was appointed Chief Executive Officer of the Company in February 2007. Mr. McAfee has been an entrepreneur, merchant banker, venture capitalist and farmer/dairyman for more than 20 years. Since 1995, Mr. McAfee has been the Chairman of McAfee Capital and since 1998 has been a principal of Berg McAfee Companies, an investment company. Since 2000, Mr. McAfee has been a principal of Cagan McAfee Capital Partners (“CMCP”) through which Mr. McAfee has founded or acquired twelve energy and technology companies. In 2003, Mr. McAfee co-founded Pacific Ethanol, Inc. (Nasdaq PEIX), a West Coast ethanol producer and marketer. Mr. McAfee received a B.S. in Management from Fresno State University in 1986 and served as Entrepreneur in Residence of The Wharton Business School MBA Program in 2007. Mr. McAfee is a graduate of the Harvard Business School Private Equity and Venture Capital Program, and is a 1993 graduate of the Stanford Graduate School of Business Executive Program.

Francis Barton was appointed to the Company’s Board on August 2, 2012.  From 2008 to present, Mr. Barton served as Chief Executive Officer in the consulting firm Barton Business Consulting LLC. Prior to this, Mr. Barton served as the Executive Vice President and Chief Financial Officer of UTStarcom, Inc. from 2005 through 2008 and as a director from 2006 through 2008. From 2003 to 2005, Mr. Barton was Executive Vice President and Chief Financial Officer of Atmel Corporation. From 2001 to 2003, Mr. Barton was Executive Vice President and Chief Financial Officer of Broadvision Inc. From 1998 to 2001, Mr. Barton was Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc. From 1996 to 1998, Mr. Barton was Vice President and Chief Financial Officer of Amdahl Corporation. From 1974 to 1996, Mr. Barton worked at Digital Equipment Corporation, beginning his career as a financial analyst and moving his way up through various financial roles to Vice President and Chief Financial Officer of Digital Equipment Corporation's Personal Computer Division. Mr. Barton holds a B.S. in Interdisciplinary Studies with a concentration in Chemical Engineering from Worcester Polytechnic Institute and an M.B.A. with a focus in finance from Northeastern University. Mr. Barton served on the board of directors of ON Semiconductor from 2008 to 2011. Mr. Barton will also serve as the Chair of the Audit Committee and as a member of the Governance, Compensation and Nominating Committee.  His experience as Executive Vice President and Chief Financial Officer as well as his extensive financial background qualify him for the appointment.

John R. Block has served as a member of the Company’s Board of Directors since October 16, 2008.  From 1981 to 1986, Mr. Block served as Secretary of Agriculture for the U.S. Department of Agriculture under President Ronald Reagan. He is currently an IL farmer and a Senior Policy Advisor to Olsson Frank Weeda Terman Bode Matz PC, an organization that represents the food industry, a position Mr. Block has held since January 2005. From January 2002 until January 2005, he served as Executive Vice President at the Food Marketing Institute, an organization representing food retailers and wholesalers. From February 1986 until January 2002, Mr. Block served as President of Food Distributors International. Mr. Block is currently a member of the board of directors of Digital Angel Corporation and Metamorphix, Inc.  During the past five years, Mr. Block has served on the board of directors of Deere and Co., Hormel Foods Corporation and Blast Energy Services, Inc. Mr. Block received his B.A. from the U.S. Military Academy.

Dr. Steven W. Hutcheson was appointed to the Company’s Board of Directors in July 2011.  From 1984 to present, Dr. Hutcheson served as a Professor for the University of Maryland in the Department of Molecular and Cell Biology. He also served as Founder, Chief Executive Officer from 2006-2008 and Chief Technical Officer of Zymetis, Inc. until its acquisition by AE Biofuels on July 1, 2011.  Dr. Hutcheson received his A.B. in Biology from the University of CA Santa Cruz and his Ph.D. in Plant Physiology from the University of CA Berkeley.  Dr. Hutcheson will also serve as a member of the Governance, Compensation and Nominating Committee.

Michael Peterson served as a member of the Company’s Board of Directors from February 2006 until August 2, 2012. Mr. Peterson has worked in the securities industry in various capacities for approximately 19 years. From 1989 to 2000, he was employed by Goldman Sachs & Co. including as a vice president with responsibility for a team of professionals that advised and managed over $7 billion in assets for high net worth individuals and institutions. Mr. Peterson joined Merrill Lynch in 2001 to form and help launch its Private Investment Group and was with Merrill Lynch until July 2004. From July 2004 until January 2005, Mr. Peterson was a self-employed financial consultant. In January 2005, Mr. Peterson joined American Institutional Partners, L.L.C. as a managing partner. On December 31, 2005, Mr. Peterson founded his own investment firm, Pascal Management LLC. Mr. Peterson received a B.S. in Computer Science and Statistics from Brigham Young University in 1985 and an M.B.A. from the Marriott School of Management at Brigham Young University in 1989.  Mr. Peterson is currently the Executive Vice President and CFO of Pedevco Corp.

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

The Board of Directors held eleven (11) meetings during fiscal year 2010 and twelve (12) meetings during fiscal year 2011. Each of the foregoing directors attended at least 75% of the aggregate number of meetings of our Board of Directors and the committees on which each director served during fiscal year 2010 and was eligible to attend.  No family relationship exists between any of the directors or executive officers of the Company.

Information about the Executive Officers

Set forth below is information regarding our executive officers (other than Eric A. McAfee):

Name	Age	Position
Andrew B. Foster	47	Executive Vice President and Chief Operating Officer
Sanjeev Gupta	53	Executive Vice President and Managing Director, Chairman and President (Universal Biofuels Private, Ltd.)
Todd Waltz	51	Chief Financial Officer

Eric A. McAfee (50) Chief Executive Officer and Chairman of the Board (See Information About the Directors above).

Andrew B. Foster (47) joined American Ethanol in March 2006 and currently serves as Executive Vice President of Aemetis, Inc. and President and Chief Operating Officer of Aemetis Advanced Fuels, Inc. a wholly owned subsidiary.  Prior to joining the Company, Mr. Foster served as Vice President of Corporate Marketing for Marimba, Inc., an enterprise software company, which was acquired by BMC Software in July 2004. From July 2004 until April 2005, Mr. Foster served as Vice President of Corporate Marketing for the Marimba product line at BMC. In April 2005, Mr. Foster was appointed Director of Worldwide Public Relations for BMC and served in that capacity until December 2005. From May 2000 until March 2003, Mr. Foster served as Director of Corporate Marketing for eSilicon Corporation, a fabless semiconductor company. Mr. Foster also served as Associate Director of Political Affairs at the White House from 1989 to 1992, and Deputy Chief of Staff to Illinois Governor Jim Edgar from 1995 to 1998. Mr. Foster holds a B.A. in Political Science from Marquette University in Milwaukee, Wisconsin.

Sanjeev Gupta (53) joined Aemetis, Inc. in September 2007 as an executive with the Company’s marketing subsidiary, Biofuels Marketing, Inc. and managed the completion of construction of the Company’s biodiesel production facility in Kakinada, India. Mr. Gupta has served as the Managing Director, Chairman and President of the Company’s wholly-owned Indian biodiesel subsidiary, Universal Biofuels Private, Ltd. (“UBPL”) since 2009.

Todd A. Waltz (51) was appointed Chief Financial Officer on March 12, 2010.  From 2007 until March 12, 2010, Mr. Waltz served as the Company’s Corporate Controller.  From 1994 to 2007, Mr. Waltz served with increasing responsibility in a variety of senior financial management and business partner roles with Apple, Inc. in Cupertino, CA.  Prior to Apple, Mr. Waltz worked with Ernst & Young.  Mr. Waltz also serves as the Chief Executive Officer and sole Board member of Vision Global Solutions, Inc. (OTC:VIGS). Mr. Waltz is a Certified Public Accountant (inactive) in the state of California.  Mr. Waltz received his Bachelors Degree from Mount Union College in 1983, his MBA from Santa Clara University in 1997 and his Masters of Science in Taxation from San Jose State University in 2008.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. Based upon a review of those forms and representations regarding the need for filing Forms 5, we believe during the year ended December 31, 2010 each of the following officers and directors filed a Form 5 related to one late Form 4 transaction reflecting the grant to each of these officers and directors of options and warrants on December 15, 2010: Andrew Foster, Sanjeev Gupta, Todd Waltz, John Block, Michael Peterson and Harold Sorgenti.  In addition, one 10% stockholder filed a Form 4 and Schedule 13G on September 19, 2012, which included transactions from 2008, 2010 and 2011.

Except as set forth above, we believe that, during fiscal 2010 and 2011, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to Aemetis, Inc. and the written representations of its directors and executive officers.

Committees of the Board of Directors

The Board of Directors has the following standing committees: (1) Audit and (2) Governance, Compensation and Nominating. The Board of Directors has adopted a written charter for each of these committees, copies of which can be found in the Investor Relations section of our website at www.aemetis.com. The Board of Directors has determined that all members of each committee of the Board of Directors are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect.

The following chart details the current membership of each committee:

Name of Director	Audit	Governance, Compensation and Nominating
Michael Peterson*	C	M
Harold Sorgenti	M	C
Francis Barton*	C	M
John R. Block*	M
Dr. Hutcheson*		M
M = Member
C = Chair

*Mr. Peterson stepped down from the Company’s Board and Board Committees and Mr. Barton was appointed to the Company’s Board and Audit Committees on August 2, 2012.
*Mr. Block was appointed to the Audit Committee on July 14, 2011.
*Dr. Hutcheson was appointed to the Governance, Compensation and Nominating Committee on July 14, 2011.

Audit Committee.

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

Each of the Audit Committee members is an independent director within the meaning set forth in the rules of the SEC, as currently in effect. In addition, the Board of Directors has determined that Mr. Barton is an “audit committee financial expert” as defined by SEC rules, as currently in effect.

A copy of the Audit Committee’s written charter is available in the Investor Relations section of our website at www.aemetis.com.  The Audit Committee held five (5) meetings during fiscal year 2010, and zero (0) meetings during fiscal year 2011.  Each director who is a member of the Audit Committee attended at least 75% of the aggregate number of meetings of the Audit Committee during fiscal year 2010 and 2011.

AUDIT COMMITTEE REPORT

The following is the report of the Audit Committee of the Board of Directors. The Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2010 and 2011 with our management. In addition, the Audit Committee has discussed with, our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communications with Audit Committee). The Audit Committee also has received the written disclosures and the letter from as required by the Public Company Accounting Oversight Board Rule 3526 “Communications with Audit Committees Concerning Independence” and the Audit Committee has discussed the independence of that firm.

Based on the Audit Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and 2011.

Respectfully submitted by:

Francis Barton (Chair)
Harold Sorgenti
John R. Block

Governance, Compensation and Nominating Committee

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

During 2010 and 2011 Michael Peterson and Harold Sorgenti served as members of the Governance, Compensation and Nominating Committee with Mr. Sorgenti serving as Chairman.  In August 2012, Mr. Peterson stepped down from the Committee and Mr. Francis Barton was appointed in his place.  Each current member of the Governance, Compensation and Nominating Committee is an independent director within the meaning set forth in the rules of the Nasdaq Stock Market, as currently in effect.

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

Director Qualifications.  The Governance, Compensation and Nominating Committee does not have any specific, minimum qualifications that must be met by a Governance, Compensation and Nominating Committee-recommended nominee, but uses a variety of criteria to evaluate the qualifications and skills necessary for members of our Board of Directors. Under these criteria, members of the Board of Directors should have the highest professional and personal ethics and values. A director should have broad experience at the policy-making level in business, government, education, technology or public interest. A director should be committed to enhancing stockholder value and should have sufficient time to carry out their duties, and to provide insight and practical wisdom based on their past experience. A director’s service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform their director duties responsibly. Each director must represent the interests of Aemetis stockholders.

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

Identification and Evaluation of Nominees for Directors.  The Governance, Compensation and Nominating Committee utilize a variety of methods for identifying and evaluating nominees for director. The Governance, Compensation and Nominating Committee regularly assess the appropriate size of the Board of Directors, and whether any vacancies on the Board of Directors are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Governance, Compensation and Nominating Committee considers various potential candidates for director. Candidates may come to the attention of the Governance, Compensation and Nominating Committee through current members of the Board of Directors, professional search firms, stockholders or other persons. These candidates are evaluated at regular or special meetings of the Governance, Compensation and Nominating Committee, and may be considered at any point during the year. The Governance, Compensation and Nominating Committee consider properly submitted stockholder recommendations for candidates for the Board of Directors. In evaluating such recommendations, the Governance, Compensation and Nominating Committee uses the qualifications standards discussed above and seeks to achieve a balance of knowledge, experience and capability on the Board of Directors.

A copy of the Committee’s written charter is available in the Investor Relations section of our website at www.aemetis.com.

In 2010, the Governance, Compensation and Nominating Committee held five (5) meetings, one (1) of which was a regularly scheduled meeting and four (4) of which were special meetings. Each director who is a member of the Governance, Compensation and Nominating Committee attended at least 75% of the aggregate number of meetings of the Committee during fiscal year 2010. In 2011, the Governance, Compensation and Nominating Committee held one regular meeting, which was attended by all Committee members.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to our Board of Directors and all of our employees, including our Chief Executive Officer, Chief Financial Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions. The Code of Business Conduct and Ethics is posted on our website at www.aemetis.com in the Governance section of our investor relations webpage. Aemetis will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions and relates to certain elements of the Code of Business Conduct and Ethics, including the name of the officer to whom the waiver was granted, on our website at www.aemetis.com, on our investor relations webpage.

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

Annual Meeting Attendance

We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meetings of stockholders although directors are encouraged to attend annual meetings of Aemetis’ stockholders.

Communications with the Board of Directors

Although we do not have a formal policy regarding communications with the Board of Directors, stockholders may communicate with the Board of Directors by submitting an email to investors@aemetis.com or by writing to us at Aemetis, Inc., Attention: Investor Relations, 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA 95014. Stockholders who would like their submission directed to a member of the Board of Directors may so specify. The General Counsel and Director of Investor Relations will review all communications. All appropriate business-related communications as reasonably determined by the General Counsel or Director of Investor Relations will be forwarded to the Board of Directors or, if applicable, to the individual director.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2010, Messrs. Sorgenti and Peterson served as members of the Governance, Compensation and Nominating Committee.  During fiscal year 2011, Messrs. Sorgenti, Peterson and Hutcheson served as members.  No member of the Committee was an officer or employee of the Company. In addition, no member of the Committee or executive officer of the Company served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Governance, Compensation and Nominating Committee.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities for the fiscal years 2010 and 2011 to (i) the Company’s Chief Executive Officer, and (ii) the Company’s other two most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Option/ Warrant Awards(1) $	Total Compensation $

Eric A. McAfee, Chief Executive Officer	2011	140,000	-	140,000
	2010	120,000	-	120,000

Andrew B. Foster, Executive Vice President	2011	180,000	-	180,000
	2010	180,000	9,050	189,050

Sanjeev Gupta, Executive Vice President	2011	180,000	-	180,000
	2010	180,000	28,567	208,567

Todd A. Waltz, Chief Financial Officer	2011	180,000	-	180,000
	2010	173,750	77,182	250,932

(1)
These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the aggregate grant date fair value of stock options and warrants granted during fiscal year 2010 and 2011 to each of the named executive officers, in accordance with ASC Topic 718 Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table shows all outstanding equity awards held by the named executive officers at the end of fiscal year 2011:

		Option/Warrant Awards
Name	Award Date	No. of Securities underlying unexercised options (#) exercisable		No. of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: # of securities underlying unexercised unearned options (#)	Option exercise price $ ( )	Option expiration date
Andrew B. Foster	12/09/10	2,946	(2)			0.12	12/08/15
	12/15/10	41,163	(4)			0.13	12/15/15
	3/17/10	29,167	(2)			0.21	3/17/15
	5/21/09	440,000	(3)			0.16	5/20/14
	7/17/07	300,000	(1)			3.00	7/16/17
	11/26/07	90,000	(2)			3.00	11/26/12

Sanjeev Gupta	12/09/10	2,964	(2)			0.12	12/08/15
	12/15/10	164,650	(4)			0.13	12/15/15
	3/17/10	58,333	(2)			0.21	3/17/15
	5/21/09	291,667	(3)			0.16	5/20/14
	11/26/07	45,000	(1)			3.00	11/26/12
	6/17/08	20,000	(1)			3.70	6/16/13

Todd A. Waltz	12/09/10	17,675	(2)			0.12	12/08/15
	12/15/10	246,976	(4)			0.13	12/15/15
	3/17/10	475,000	(3)			0.21	3/17/15
	5/21/09	201,667	(3)			0.16	5/20/14
	11/26/07	90,000	(1)			3.00	11/26/12
	6/17/08	20,000	(1)			3.70	6/16/13

(1)   Fifty percent (50%) of the shares subject to the option were exercisable on the date of grant and twenty-five percent (25%) of the shares subject to the option vest on the anniversary of the date of grant.
(2)   One-twelfth (1/12) of the shares subject to the option vest every three months from the date of grant.
(3)   Fifty percent (50%) of the shares subject to the option were exercisable on the date of grant and one-twenty-fourth (1/24) of the shares subject to the option vest every three months from the date of grant.
(4)   Fully vested on the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We are party to the following agreements with our named executive officers:

Eric A. McAfee

Effective September 1, 2011, the Company entered into a three year Employment Agreement with Mr. Eric A. McAfee in connection with his continuing responsibilities as Chief Executive Officer providing compensation of $180,000 per year. In addition, Mr. McAfee is entitled to an annual cash bonus in an amount determined by the Board of Directors based upon attainment of certain performance milestones. The Company will pay up to six months of severance and health benefits in the event Mr. McAfee is terminated without “cause” or “constructively terminated” (as defined in the Employment Agreement”).

Andrew B. Foster

In May 2007, the Company entered into an Executive Employment Contract with Mr. Foster to serve as the Company’s Executive Vice President and Chief Operating Officer. Under Mr. Foster’s employment contract, Mr. Foster receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000. The initial term of the Executive Employment Contract was for three years with automatic one-year renewals, currently October 18, 2013, unless terminated by either party on sixty days notice prior to the end of the term.

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

Sanjeev Gupta

In September 2007, the Company entered into an Executive Employment Contract with Mr. Gupta to serve as the Company’s Executive Vice President and Chief Operating Officer. Under Mr. Gupta’s employment contract, Mr. Gupta receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000.  The initial term of the Executive Employment Contract was for three years with automatic one-year renewals, currently September 5, 2013, unless terminated by either party on sixty days notice prior to the end of the term.

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

Todd A. Waltz

In March 2010, the Company entered into an Executive Employment Contract with Mr. Waltz to serve as the Company’s Chief Financial Officer. Under Mr. Waltz’ employment contract, Mr. Waltz receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000. The initial term of the Executive Employment Contract was for three years with automatic one-year renewals, currently March 15, 2013, unless terminated by either party on sixty days’ notice prior to the end of the term.

If, prior to a Change in Control (as defined in the agreement), Mr. Waltz is terminated other than for Cause or as a result of his death or total disability or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. Waltz is entitled to severance benefits of (i) cash payments equal to his monthly base salary for a period of three months, and (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of three (3) months or until such time as Mr. Waltz is covered under another employer’s group policy for such benefits. If, following a Change of Control, Mr. Waltz is terminated other than for Cause or as a result of his death or total disability or is Constructively Terminated, then provided he signs a release of claims, in addition to the severance benefits provided above, all of his then unvested restricted stock or stock options shall be immediately vested.

Director Compensation

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a director of Aemetis, Inc. for some portion or all of 2010 and 2011. Other than as set forth in the table and described more fully below, Aemetis, Inc. did not pay any fees, made any equity or non-equity awards, or paid any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation below.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)

2010
Michael Peterson	110,000	18,097	128,097
Harold Sorgenti	85,000	18,097	103,097
John R. Block	77,750	18,097	95,847

2011
Michael Peterson	107,750	–	107,750
Harold Sorgenti	82,750	–	82,750
John R. Block	58,500	–	58,500
Dr. Steven Hutcheson	37,500	–	37,500

(1)
The amounts in this column represent the aggregate grant date fair value under ASC Topic 718. The assumptions made when calculating the amounts in this table are found in Note 11 (Stock Based Compensation) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K .

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of October 25, 2012, regarding the beneficial ownership of each class of our voting stock, including (a) each stockholder who is known by the Company to own beneficially in excess of 5% of each class of our voting stock; (b) each director; (c) the Company’s named executive officers; and (d) the Company’s named executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 170,548,507 shares of common stock outstanding as of October 25, 2012. The percentage of beneficial ownership of Series B preferred stock is based upon 3,097,725 shares of Series B preferred stock outstanding as of October 25, 2012. Unless otherwise identified, the address of the directors and officers of the Company is 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA 95014.

	Common Stock		Series B Preferred Stock
	Amount and Nature of Beneficial Ownership	Percentage of Class	Beneficial Ownership	Percentage of Class
Officers & Directors
Eric A. McAfee (1)	27,885,000	16.35%
John R. Block (2)	485,775	* %
Dr. Steven Hutcheson (3)	2,057,570	1.21%
Harold Sorgenti (4)	485,775	* %
Andrew Foster (5)	1,012,887	* %
Sanjeev Gupta (6)	1,079,884	* %
Todd A. Waltz (7)	2,187,325	1.28%
Francis Barton	100,000	-
All officers and directors as a group (8 persons)	35,294,216	20.69%

5% or more Holders

Third Eye Capital (9)	24,921,865	14.61%
161 Bay Street, Suite 3930
Toronto, Ontario, M5J 2S1

Laird Cagan (8)	22,014,496	12.91%
20400 Stevens Creek Blvd., Suite 700
Cupertino, CA 95014

Michael Orsak	2,178,333	1.28%	166,667	5.38%
1125 San Mateo Drive,
Menlo Park, California 94025

David J. Lies	1,606,587	0.94%	200,000	6.46%
1210 Sheridan Road
Wilmette, Illinois 60091

Michael C Brown Trust dated June 30, 2000	481,676	0.28%	599,999	19.37%
34 Meadowview Drive
Northfield, Illinois 60093

Mahesh Pawani	535,358	0.31%	400,000	12.91%
Villa No. 6, Street 29, Community 317, Al Mankhool,
Dubai, United Arab Emirates

Frederick WB Vogel	440,678	0.26%	408,332	13.18%
1660 N. La Salle Drive, Apt 2411
Chicago, Illinois 60614

Fred Mancheski	-	-	300,000	9.68%
1060 Vegas Valley Dr
Las Vegas, NV 89109

Crestview Capital, LLC	-	-	166,667	5.38%
95 Revere Dr., Ste A
Northbrook, Illinois 60062
*Less than 1%

(1)	Includes (i) 27,885,000 shares held by McAfee Capital, LLC, a company owned by Mr. McAfee.
(2)	Includes 403,451shares issuable pursuant to options exercisable within 60 days of October 25, 2012, and 82,324 common stock warrants fully exercisable.
(3)	Includes 1,957,570 shares held by Mr. Hutcheson and 100,000 shares issuable to Mr. Hutcheson pursuant to fully vested options.
(4)	Includes 403,451 shares issuable pursuant to options exercisable within 60 days of October 25, 2012, and 82,324 common stock warrants fully exercisable.
(5)
Includes (i) 50,000 shares held by the Andrew B. Foster and Catherine H. Foster Trust;  (ii) 921,724 shares issuable pursuant to options exercisable within 60 days of October 25, 2012, and (iii) 41,163 fully exercisable common stock warrants.

(6)	Includes 715,234 shares issuable pursuant to options exercisable within 60 days of October 25, 2012, and 164,650 fully exercisable common stock warrants.
(7)	Includes 940,349 shares issuable pursuant to options exercisable within 60 days of October 25, 2012 and 246,976 fully exercisable common stock warrants.
(8)
Includes (i) 18,366,760 shares held by Cagan Capital, LLC, a company owned by Mr. Cagan; (ii) 400,000 shares owned by the KRC Trust and 400,000 owned by the KQC Trust, trusts for Mr. Cagan's daughters for which Mr. Cagan is trustee and (iii) 2,847,736 shares held by Mr. Cagan individually.

(9)
Includes 17,227,750 shares held by RBC Dexia Investor Services Trust, held in Trust for Account 110-455-262 and Sprott Private Credit Fund, LP, a corporation residing in Canada. Third Eye Capital beneficially owns 7,310,782 common shares and 383,333 common stock warrants fully exercisable.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s shareholders approved the Company’s Amended and Restated 2007 Stock Plan at the Company’s 2010 Annual Shareholders Meeting.  On December 15, 2010, the Company issued compensatory warrants to officers, directors and employees.  The warrants are exercisable at $0.13 per share and expire on December 15, 2015.  On July 1, 2011, the Company acquired the Zymetis 2006 Stock Plan pursuant to the acquisition of Zymetis, Inc. and gave Zymetis option holders the right to convert shares into Aemetis common stock at the same terms as the Zymetis plan.The following table provides information about our Amended and Restated 2007 Stock Plan and the compensatory warrants as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,803,701	$0.94	1,656,148	(2)
Equity in the form of warrants issued to officers, directors and employees not approved by security holders	950,856	0.13	-

(1)	Shares from the 2006 Stock Option Plan and the Amended and Restated 2007 Stock Option Plan.
(2)	Amount consists of shares available for future issuance under the 2006 and 2007 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following are transactions entered into in fiscal 2010 and 2011 and any currently proposed transaction, (i) in which the registrant was or is to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of the registrant’s company's total assets at year end for the last two completed fiscal years, and (iii) in which any director, executive officer, five percent stockholder or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On August 17, 2009, we entered into a $5 million secured revolving line of credit with Laird Cagan, a former member of the Company’s board of directors and a significant stockholder. The credit facility accrues interest at 10% per annum and was due and payable on July 1, 2011.  At December 31, 2010, $4,854,992 in principal, plus accrued interest of $810,728 and extension fee of $278,963 was outstanding under this credit facility. On September 30, 2011, Laird Cagan with co-investors exercised theirright to convert $1,452,818 in outstanding interest and fees to stock at a rate of 5 cents per share resulting in the Company issuing 29,056,356 shares of common stock in exchange for the payment. In October 2011, in connection with the extension of the line, the Company implemented a new conversion feature based on the average closing price on the previous twenty-two days of trading. At October 16, 2012, the remaining principal, interest and fees due under the Credit Agreement have a balance of $5,538,696.  See Note 15. Subsequent Events, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

On January 30, 2010, AE Advanced Fuels Keyes, Inc., a wholly owned subsidiary of Aemetis, Inc., borrowed $1.6 million from Mr. Cagan pursuant to an unsecured promissory note.  The note bears no interest.  In consideration for this loan, we agreed to issue 600,000 shares of common stock to Mr. Cagan.  The note was redeemed in March 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees and Services in Our 2011 and 2010 Fiscal Years

During fiscal 2010 our registered independent public accounting firm was BDO Seidman, LLP through the third quarter of 2010. Our relationship with BDO Seidman, LLP was terminated on June 23, 2011.  The fees billed by BDO Seidman, LLP in 2010 and 2011 were as follows:

	2011	2010
Audit Fees	$52,500	$163,925
Audit-Related Fees	––	––
Total Audit and Audit-Related Fees	52,500	163,925
Tax Fees	2,747	17,747
All Other Fees	––	––

Total	$55,247	$181,672

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

McGladrey LLP was appointed as our registered independent public accountant on May 21, 2012.  The fees billed by McGladrey, LLP for audits of the 2010 and 2011 financial statements are as follows:

	2011	2010
Audit Fees	$245,000	$140,000
Audit-Related Fees	35,000	20,000
Total Audit and Audit-Related Fees	280,000	160,000
Tax Fees	––	––
All Other Fees	––	––

Total	$280,000	$160,000

Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements, and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by McGladrey LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of assistance provided on various accounting matters.

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

In fiscal year 2011 and 2010, all fees identified above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were billed by BDO Seidman, LLP and McGladrey, LLP were approved by the Audit Committee in accordance with SEC requirements.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements:

The following financial statements of Aemetis, Inc. are filed as a part of this Annual Report:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets
●	Consolidated Statements of Operations and Comprehensive Loss
●	Consolidated Statements of Cash Flows
●	Consolidated Statements of Stockholders' Deficit
●	Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3.  Exhibits:
INDEX TO EXHIBITS

		Incorporated by Reference				Filed
Exhibit No.	Description	Form	Film No.	Exhibit	Filing Date	Herewith
3.1.1	Articles of Incorporation	10-Q	000-51354	3.1	Nov. 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation	10-Q	000-51354	3.1.1	Nov. 14, 2008
3.1.3	Certificate of Designation of Series B Preferred Stock	8-K	000-51354	3.2	Dec. 13, 2007
3.1.4	Certificate of Amendment to Articles of Incorporation	8-K	000-51354	3.3	Dec. 13, 2007
3.1.5	Certificate of Amendment to Articles of Incorporation	Pre14C	111136140		October 26, 2011
3.2.1	Bylaws	8-K	000-51354	3.4	Dec. 13, 2007
4.1	Specimen Common Stock Certificate	8-K	000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K	000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K	000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K	000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14A	000-51354		Apr. 15, 2008
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14A	000-51354		Apr. 15, 2008
10.4	Eric McAfee Executive Chairman Agreement dated January 30, 2006	8-K	000-51354	10.4	Dec. 13, 2007
10.7	Andrew Foster Executive Employment Agreement, dated May 22, 2007	8-K	000-51354	10.7	Dec. 13, 2007
10.10	Todd Waltz Executive Employment Agreement, dated March 15, 2010	8-K	000-51354		May 20, 2009	X
10.11	Sanjeev Gupta Executive Employment Agreement, dated September 1, 2007	10-K	000-51354	10.11	May 20, 2009
10.12	Agreement of Loan for Overall Limit dated June 26, 2008 between Universal Biofuels Pvt Limited and State Bank of India	10-Q	000-51354	10.12	Aug. 14, 2008
10.14	$5 million Note and Warrant Purchase Agreement dated May 16, 2008 among Third Eye Capital Corporation, as Agent; the Purchasers; and Aemetis, Inc., including the form of Note	8-K	000-51354	10.1	May 21, 2008
10.16	Revolving Line of Credit Agreement dated August 17, 2009 between International Biodiesel, Inc. and Laird Cagan	10-K	000-51354	10.16	Mar. 15, 2010
10.17	Project Agreement dated December 1, 2009 among Cilion, Inc., Aemetis, Inc., AE Advanced Fuels, Inc., and AE Advanced Fuels Keyes, Inc.	8-K	000-51354	10.1	Dec. 2, 2009
10.18	Lease Agreement dated December 1, 2009, among Cilion Inc., AE Advanced Fuels Keyes, Inc., and AE Advanced Fuels, Inc., a Delaware corporation	8-K	000-51354	10.2	Dec. 2, 2009
10.19	Amendment No. 4 and Limited Waiver to Note and Warrant Purchase Agreement dated December 10, 2009, between Aemetis, Inc. and Third Eye Capital Corporation	8-K	000-51354	10.1	Dec. 22, 2009
10.20	Assignment of Proceeds Agreement dated December 10, 2009, between Aemetis, Inc. and Third Eye Capital Corporation	8-K	000-51354	10.2	Dec. 22, 2009
10.21	Guaranty Agreement dated December 10, 2009, between AE Advanced Fuels Keyes, Inc. and Third Eye Capital Corporation	8-K	000-51354	10.3	Dec. 22, 2009
10.24	Note Purchase Agreement dated October 18, 2010, among Third Eye Capital Corporation, the Purchasers and AE Advanced Fuels Keyes, Inc., including the Form of Note	8-K	000-51354	10.1	Nov. 3, 2010
10.25	Amendment No. 5 and Limited Waiver to Note and Warrant Purchase Agreement dated October 18, 2010, between Aemetis, Inc. and Third Eye Capital Corporation	8-K	000-51354	10.1	Nov. 3, 2010
10.27	Amendment #1 to Project Agreement dated October 29, 2010 among Cilion, Inc., Aemetis, Inc., AE Advanced Fuels, Inc., and AE Advanced Fuels Keyes, Inc.	10-Q	000-51354	10.3	Dec. 1, 2010
10.28	Amendment #1 to Lease Agreement dated October 29, 2010, among Cilion, Inc., AE Advanced Fuels Keyes, Inc., and AE Advanced Fuels, Inc.	10-Q	000-51354	10.4	Dec. 1, 2010
10.29	Subordination Agreement, dated October 29, 2010 among Laird Cagan, Aemetis, Inc., AE Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation	10-Q	000-51354	10.5	Dec. 1, 2010
10.30	Ethanol Marketing Agreement, dated October 29, 2010 between AE Advanced Fuels Keyes, Inc. and Kinergy Marketing, LLC	10-Q	000-51354	10.6	Dec. 1, 2010

10.31	Zymetis, Inc. 2006 Stock Incentive Plan					X
10.32	Zymetis Inc. Incentive Stock Option Agreement					X
10.33	Zymetis Inc. Non-Incentive Stock Option Agreement					X
10.34	Amendment No. 1 to Note Purchase Agreement dated March 10, 2011 among Third Eye Capital Corporation, as Agent; the Purchasers; and AE Advanced Fuels Keyes, Inc.	8-K	000-51354	10.1	March 16, 2011
10.35	Amendment No. 2 to Project Agreement dated March 9, 2011 among Cilion, Inc., AE Biofuels, Inc., AE Advanced Fuels, Inc., and AE Advanced Fuels Keyes, Inc.	8-K	000-51354	10.2	March 16, 2011
10.36	Amendment No. 2 to Lease Agreement dated March 9, 2011 among Cilion, Inc., AE Advanced Fuels Keyes, Inc., and AE Advanced Fuels, Inc.	8-K	000-51354	10.3	March 16, 2011
10.37	Limited Waiver to Note and Warrant Purchase Agreement dated May 24, 2011, between Third Eye Capital Corporation, as Agent and AE Biofuels, Inc.	8-K	000-51354	10.1	June 1, 2011
10.38	Limited Waiver and Amendment No. 2 to Note Purchase Agreement dated June 20, 2011, among Third Eye Capital Corporation, as Agent; the Purchasers; and AE Advanced Fuels Keyes, Inc.	8-K	000-51354	10.1	June 24, 2011
10.39	First Amendment to Ethanol Marketing Agreement dated September 6, 2011, between AE Advanced Fuels Keyes, Inc. and Kinergy Energy Marketing	8-K	000-51354	10.1	September 8, 2011
10.40	Limited Waiver and Amendment No. 4 to Note Purchase Agreement dated as of November 8, 2011 and effective as of October 18, 2011 among AE Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, and the Purchasers	8-K	000-51354	10.1	November 15, 2011
10.41	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	January 1, 2012
10.42	Form of 5% Subordinated Note	8-K	000-51354	10.2	January 1, 2012
10.43	Form of Common Stock Warrant	8-K	000-51354	10.3	January 1, 2012
10.44	Limited Waiver, Consent and Amendment No. 5 to Note Purchase Agreement dated January 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent and the Purchasers	8-K	000-51354	10.1	February 6, 2012
10.45	Amendment No. 6 to Note Purchase Agreement dated April 13, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	April 19, 2012
10.46	Limited Waiver to Note Purchase Agreement dated March 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation, an Ontario corporation, as agent	8-K	000-51354	10.1	April 19, 2012
10.47	Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2012 among Aemetis, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, and the Purchasers	8-K	000-51354	10.1	April 19, 2012
10.48	Amendment No. 7 to Note Purchase Agreement dated May 15, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	May 22, 2012
10.49	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	June 6, 2012
10.50	Form of 5% Subordinated Note	8-K	000-51354	10.1	June 6, 2012
10.51	Form of Common Stock Warrant	8-K	000-51354	10.1	June 6, 2012
10.52	Note and Warrant Purchase Agreement dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	June 28, 2012
10.53	5% Subordinated Promissory Note dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	June 28, 2012
10.54	Form of Warrant to Purchase Common Stock	8-K	000-51354	10.3	June 28, 2012
10.55	Note Purchase Agreement dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	July 3, 2012
10.56	15% Subordinated Promissory Note dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	July 3, 2012
10.57	Agreement and Plan of Merger, dated July 6, 2012, among Aemetis, Inc., AE Advanced Fuels, Inc., Keyes Facility Acquisition Corp., and Cilion, Inc.	8-K	000-51354	2.1	July 10, 2012
10.58	Stockholders’ Agreement, dated July 6, 2012, among Aemetis, Inc., and Western Milling Investors, LLC, as Securityholders’ Representative.	8-K	000-51354	10.1	July 10, 2012
10.59	Amended and Restated Note Purchase Agreement, dated July 6, 2012 among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Noteholders	8-K	000-51354	10.2	July 10, 2012

10.60	Amended and Restated Guaranty, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.61	Amended and Restated Security Agreement, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012
10.62	Investors’ Rights Agreement, dated July 6, 2012, by and among Aemetis, Inc., and the investors listed on Schedule A thereto.	8-K	000-51354	10.5	July 10, 2012
10.63	Technology License Agreement dated August 9, 2012 between Chevron Lummus Global LLC and Aemetis Advanced Fuels, Inc.	8-K	000-51354	10.1	August 22, 2012
10.64	Corn Procurement and Working Capital Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.**					X
10.65	Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.**					X
10.66	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.					X
10.67	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC**					X
10.68	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	October 23, 2012
10.69	Amendment No. 1 to Revolving Line of Credit Agreement dated October 16, 2012 by and among Aemetis International, Inc., a Nevada corporation, and Laird Q. Cagan	8-K	000-51354	10.2	October 23, 2012
10.70	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012 and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	000-51354	10.3	October 23, 2012
10.71	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced FioEnergy, LP, a California limited partnership.	8-K	000-51354	10.4	October 23, 2012
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
21.1	Subsidiaries of the Registrant					X
24	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aemetis, Inc.

Date: October 31, 2012	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric A. McAfee and Todd A. Waltz, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Eric A. McAfee	Chairman/Chief Executive Officer	October 30, 2012
Eric A. McAfee	(Principal Executive Officer and Director)

/s/Todd Waltz	Chief Financial Officer	October 30, 2012
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ Francis Barton	Director	October 30, 2012
Francis Barton

/s/ John R. Block	Director	October 29, 2012
John R. Block

/s/ Dr. Steven Hutcheson	Director	October 31, 2012
Dr. Steven Hutcheson

/s/ Harold Sorgenti______	Director	October 29, 2012
Harold Sorgenti

AEMETIS, INC.
Consolidated Financial Statements

Index To Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	73

Consolidated Financial Statements
Consolidated Balance Sheets	74
Consolidated Statements of Operations and Comprehensive Loss	75
Consolidated Statements of Cash Flows	76
Consolidated Statements of Stockholders' Deficit	77
Notes to Consolidated Financial Statements	78-110

Report of Independent Registered Public Accounting Firm

October 31, 2012

Board of Directors and Stockholders
Aemetis, Inc.
Cupertino, CA

We have audited the accompanying consolidated balance sheets of Aemetis, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aemetis, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Des Moines, Iowa

AEMETIS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$249,466	$683,016
Accounts receivable, less allowance of $143,089 and $0	1,379,668	113,583
Inventories	3,981,997	666,854
Prepaid expenses	491,308	228,040
Other current assets	1,026,477	390,891
Total current assets	7,128,916	2,082,384

Property, plant and equipment, net	15,530,905	16,404,550
Assets held for sale	885,000	2,885,000
Intangible assets and goodwill	2,767,994	-
Other assets	905,106	222,101
Total assets	$27,217,921	$21,594,035

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$14,337,536	$4,689,420
Current portion of long term secured notes	2,425,588	2,793,427
Secured notes, net of discount for issuance costs	5,161,191	5,306,742
Short term notes and unsecured working capital lines of credit	2,066,720	547,596
Mandatorily redeemable Series B convertible preferred stock	2,320,164	2,221,872
Other current liabilities	3,116,868	2,741,103
Total current liabilities	29,428,067	18,300,160

Long term liabilities:
Long term portion of secured notes, net of discount for issuance costs	15,701,023	8,168,980
Long term debt (related party), net of discount for issuance costs	4,291,913	4,574,603
Total long term liabilities	19,992,936	12,743,583

Commitments and contingencies

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value, 7,235,565 authorized, 3,115,225 and 3,165,225 shares issued and outstanding in 2011 and 2010, respectively (aggregate liquidation preference of $9,345,675 and $9,495,675 in 2011 and 2010, respectively)	3,115	3,165
Common stock, $0.001 par value, 400,000,000 authorized, 130,746,890 and 90,342,032 shares issued and outstanding in 2011 and 2010, respectively	130,747	90,342
Additional paid-in capital	45,432,447	38,557,376
Accumulated deficit	(65,526,029)	(47,229,670)
Accumulated other comprehensive loss	(2,243,362)	(870,921)
Total stockholders' deficit	(22,203,082)	(9,449,708)

Total liabilities and stockholders' deficit	$27,217,921	$21,594,035

The accompanying notes are an integral part of the financial statements

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenues	$141,857,914	$8,132,108

Cost of goods sold	137,216,040	8,254,123

Gross profit/(loss)	4,641,874	(122,015)

Research and development expenses	576,625	322,561
Selling, general and administrative expenses	8,570,591	4,709,744

Operating loss	(4,505,342)	(5,154,320)

Other income/(expense)
Interest income	23,436	24,464
Interest expense	(13,561,285)	(4,034,447)
Other income, net of expenses	52,960	603,294
Loss on land sale	(401,407)	-

Loss before income taxes	(18,391,638)	(8,561,009)

Income taxes benefit/(expense)	95,279	(3,200)

Net loss	(18,296,359)	(8,564,209)
Less: Net loss attributable to noncontrolling interest	-	(138,956)
Net loss attributable to Aemetis, Inc.	$(18,296,359)	$(8,425,253)

Other comprehensive loss
Foreign currency translation adjustment	(1,372,441)	505,461
Comprehensive loss	$(19,668,800)	$(7,919,792)

Loss per common share attributable to Aemetis, Inc.
Basic and diluted	$(0.18)	$(0.10)
Weighted average shares outstanding
Basic and diluted	103,536,643	87,403,213

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Operating activities:
Net loss	$(18,296,359)	$(8,564,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	177,278	377,669
Depreciation and amortization	1,141,007	760,051
Inventory provision	201,887	283,176
Amortization of debt issuance discount	4,624,705	1,343,004
Loss/(gain) on extinguishment of debt	33,926	(14,757)
Loss on sale of assets and disposal	401,407	56,378
Deferred tax liability	(98,479)	-
Changes in assets and liabilities:
Accounts receivable	(1,316,028)	(78,711)
Inventory	(3,724,088)	(331,519)
Prepaid expenses	(172,840)	(205,869)
Other current assets and other assets	(1,476,557)	(158,649)
Accounts payable	9,597,694	1,056,939
Accrued interest expense	7,470,040	2,384,300
Other liabilities	189,508	(589,892)
Net cash used in operating activities	(1,246,899)	(3,682,089)

Investing activities:
Purchase of property, plant and equipment, net	(2,568,001)	(672,965)
Proceeds from land sale	1,598,593	-
Cash obtained through merger	1,451	-
Net cash used in investing activities	(967,957)	(672,965)

Financing activities:
Proceeds from borrowings under secured debt facilities	3,621,500	4,500,044
Repayments of borrowings under secured debt facilities	(3,053,426)	(850,000)
Proceeds from borrowings under related party credit arrangements	-	2,612,000
Payments of borrowings under related party credit arrangements	-	(1,600,000)
Proceeds from borrowings under short term debt facilities	8,773,415	4,457,667
Repayments of borrowings under short term facilities	(7,476,182)	(4,260,425)
Net cash provided by financing activities	1,865,307	4,859,286

Effect of exchange rate changes on cash and cash equivalents	(84,001)	126,606
Net increase (decrease) in cash and cash equivalents	(433,550)	630,838

Cash and cash equivalents at beginning of period	683,016	52,178
Cash and cash equivalents at end of period	$249,466	$683,016

Supplemental disclosures of cash flow information, cash paid:

Interest payments, net of capitalized interest of $184,933 in 2011 and $53,724 in 2010	1,021,188	151,572
Income taxes	3,200	3,200

Supplemental disclosures of cash flow information, non-cash transactions:

Issuance of shares for acquisition	1,890,135	-
Stock issued to pay interest and fees on borrowings	1,662,323	202,500
Payment of loans and fees by issuance of stock to related party	1,452,818	162,000
Beneficial conversion discount on related party debt	1,732,872	1,556,559
Property, plant & equipment purchases included in accounts payable	-	466,493

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

							Accumulated Other
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(Loss)	Interest	Dollars

Balance at December 31, 2009	3,320,725	$3,321	86,181,532	$86,181	$36,763,984	$(38,804,417)	$(1,376,382)	$(362,375)	$(3,689,688)

Stock-based compensation	-	-	-	-	259,691	-	-	-	259,691
Shares issued to consultants	-	-	155,000	155	14,895	-	-	-	15,050
Debt issuance discount	-	-	2,250,000	2,250	200,250	-	-	-	202,500
Energy Enzymes, Inc. merger	-	-	1,000,000	1,000	(502,331)	-	-	501,331	-
Issuance of shares to related party	-	-	600,000	600	161,400	-	-	-	162,000
Issuance of warrants	-	-	-	-	102,928	-	-	-	102,928
Series B to Common conversion	(155,500)	(156)	155,500	156		-	-	-	-
Beneficial conversion feature on related party notes			-	-	1,556,559	-	-	-	1,556,559
Other comprehensive income	-	-	-	-	-	-	505,461	-	505,461
Net loss	-	-	-	-	-	(8,425,253)	-	(138,956)	(8,564,209)

Balance at December 31, 2010	3,165,225	$3,165	90,342,032	$90,342	$38,557,376	$(47,229,670)	$(870,921)	$-	$(9,449,708)

Stock-based compensation	-	-	5,585	6	152,736	-	-	-	152,742
Shares issued to consultants	-	-	30,000	30	24,506	-	-	-	24,536
Debt issuance discount and waiver shares	-	-	4,589,360	4,589	1,657,734	-	-	-	1,662,323
Issuance of shares to related party	-	-	29,056,356	29,056	1,423,762	-	-	-	1,452,818
Beneficial conversion feature on related party notes			-	-	1,732,872	-	-	-	1,732,872
Conversion of Series B preferred to common stock	(50,000)	(50)	50,000	50	-	-	-	-	-
Zymetis Inc. merger	-	-	6,673,557	6,674	1,883,461	-	-	-	1,890,135
Other comprehensive loss	-	-	-	-	-	-	(1,372,441)	-	(1,372,441)
Net loss	-	-	-	-	-	(18,296,359)	-	-	(18,296,359)

Balance at December 31, 2011	3,115,225	$3,115	130,746,890	$130,747	$45,432,447	$(65,526,029)	$(2,243,362)	$-	$(22,203,082)

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc. (formerly AE Biofuels, Inc.), a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”):

●
Aemetis Americas, Inc. (formerly “American Ethanol, Inc.”), a Nevada corporation and its subsidiaries Sutton Ethanol, LLC, a Nebraska limited liability company, Illinois Valley Ethanol, LLC, an Illinois limited liability company, Danville Ethanol, Inc., an Illinois corporation, and AE Biofuels, Inc., a Delaware corporation;

●	Biofuels Marketing, a Delaware corporation;
●
Aemetis International, Inc. (formerly International Biodiesel, Inc.), a Nevada corporation and its subsidiary International Biofuels, Ltd., a Mauritius corporation and its subsidiary Universal Biofuels Private, Ltd., an India company;

●	Aemetis Technologies, Inc. (formerly AE Zymetis, Inc.), a Delaware corporation;
●	Aemetis Biochemicals, Inc., a Nevada corporation;
●	Aemetis Biofuels, Inc. (formerly AE Biofuels Technologies, Inc.), a Delaware corporation and its subsidiary Energy Enzymes, Inc., a Delaware corporation;
●	AE Advanced Fuels, Inc., a Delaware corporation;
●	Aemetis Advanced Fuels, Inc., a Nevada corporation; and,
●	Aemetis Advanced Fuels Keyes, Inc. (formerly AE Advanced Fuels Keyes, Inc.), a Delaware corporation.

Aemetis, Inc. is an international advanced fuels and specialty chemical company focused on the production of renewable fuels and chemicals and the acquisition, development and commercialization of innovative technologies that are substitutes for traditional petroleum-based products.  In 2010, the Company began retrofitting an ethanol production facility in Keyes, California and in April 2011 began high volume production of ethanol and wet distiller’s grain (WDG).

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

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. The Company records revenues based upon the gross amounts billed to its customers.

Cost of Goods Sold. Cost of goods sold include those costs directly associated with the production of revenues, such as raw material purchases, factory overhead, and other direct production costs.

Shipping and Handling Costs. Shipping and handling costs are classified as a component of cost of goods sold in the accompanying consolidated statements of operations.

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

Accounts Receivable, net.  The Company sells ethanol and wet distillers grains through third-party marketing arrangements generally without requiring collateral.  The Company sells biodiesel and glycerin to a variety of customers and may require advanced payment based on the size and credit worthiness of the customer.  Accounts receivables consist of product sales made to large credit worthy customers. Trade accounts receivable are presented at original invoice amount, net of the allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate additional allowances may be required.

Inventories. Inventories are stated at the lower of cost, using the first-in and first-out (FIFO) method, or market.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land acquired for development of production facilities, and the biodiesel plant in India. It is the Company policy to depreciate capital assets over their estimated useful lives using the straight-line method.

Intangible Assets. Intangible assets consist of intellectual property in the form of patents pending, in-process research and development and goodwill. Once the patents pending or in-process R&D have secured a definite life in the form of a patent or product, they will be carried at initial fair value less accumulated amortization over the estimated useful life. Amortization commences upon granting of the patent and is amortized over the patent protection period or shorter period upon abandonment of the patent.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company intangible assets such as goodwill have indefinite lives and as a result need to be evaluated at least annually, or more frequently, if impairment indicators arise. In the Company’s review, we determined the fair value of segment reporting assets using market indicators and discounted cash flow modeling and compare it to the net book value of the acquired assets. If the fair value is less than the carrying value of the asset, the Company then determined the fair value of the asset. An impairment loss would be recognized when the fair value is less than the related net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of the Company’s customers.

California Ethanol Producer Incentive Program – The Company is eligible to participate in the California Ethanol Producer Incentive Program (“CEPIP”). Under the CEPIP an eligible California ethanol facility may receive up to $3 million in cash per plant per year of operations through 2013 when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, drop below $0.55 per gallon. For any month in which a payment is made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. Since these funds are provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company records the proceeds, if any, as a credit to cost of goods sold. The Company will assess the likelihood of reimbursement in future periods as corn crush spreads approach $1.00 per gallon. If it becomes likely that amounts may be reimbursable by the Company, the Company will accrue a liability for such payment and recognize the costs as an increase in cost of goods sold. The Company recorded $1,803,380 and $0 as a reduction to cost of goods sold for the years ended December 31, 2011 and 2010, respectively, in respect of CEPIP payments received. To date, the Company has not been required to reimburse any amounts.

Income Taxes. The Company recognizes income taxes in accordance with ASC 740 Income Taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of enacted tax law.

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2011 and 2010, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Long - Lived Assets. The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its fair value based on the present value of estimated future cash flows.

Assets held for sale. The Company analyzes land holdings, buildings and equipment for their strategic importance to the future of the company, and if determined asset is disposable, the asset will be sold opportunistically in the open market for the highest bidder.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Loss per Share. Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, net of shares subject to repurchase. Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive. As the Company incurred net losses for the years ended December 31, 2011 and 2010, potentially dilutive securities have been excluded from the diluted net loss per share computation, as their effect would be anti-dilutive.

The following table shows the weighted-average number of potential dilutive shares excluded from the diluted net loss per share calculated for the year ended December 31, 2011, and 2010:

	For the year ended December 31,
	2011	2010

Aemetis Series B preferred stock	3,142,485	3,239,154
Aemetis Series B warrants	427,396	443,853
Aemetis Common stock options and warrants	8,519,855	5,985,691
Convertible interest & fees on note – related party	20,636,157	17,615,521
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	32,725,893	27,284,219

Comprehensive Income. ASC 220 Comprehensive Income requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive income and accumulated other comprehensive income consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiaries. The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income (loss), net.

Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The operations in India as well as the retrofit of the Keyes, California ethanol plant resulted in the Company’s reevaluation of its management structure and reporting around business segments.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Aemetis recognized three reportable geographic segments: “India”, “North America” and “Other.”

●
The “India” operating segment encompasses the Company’s 50 MGY nameplate capacity biodiesel plant in Kakinada, India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

●
The “North America” operating segment includes the Company’s leased 55 MGY nameplate capacity ethanol plant in Keyes, CA and the assets (principally land) held for sale in Sutton, NE and in Danville, IL.

●	The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, executive compensation and other corporate expenses.

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock and debt.  The fair value of the Company’s debt was unable to be determined based on the operating structure of the cross-collateralized debt and the short-term maturity of these instruments. The Company’s long-term debt carrying value approximates fair value based upon the borrowing rates currently available to the Company for bank loans in India with similar terms and maturities. The Company is also unable to estimate the fair value of the long-term debt (related party) due to the lack of comparable available credit facilities.  The fair value of all other financial instruments was estimated to approximate carrying value due to the short-term nature these instruments.

Share-Based Compensation. The Company recognizes share based compensation in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimate fair value of the Company’s share-based compensation awards at the time the awards are granted adjusted to reflect only those shares that are expected to vest.

Commitments and Contingencies. The Company records and/or discloses commitments and contingencies in accordance with ASC 450 Contingencies.  ASC 450 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.

Business Combinations.  The Company applies the acquisition method of accounting to account for business combinations. The cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. Identifiable assets, liabilities, and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill. If our interest in the fair value of the identifiable net assets acquired in a business combination exceeds the cost of the acquisition, a gain is recognized in earnings on the acquisition date.  The Company will adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period (up to one year) as the valuations for the assets acquired and liabilities assumed are finalized.

Convertible Instruments.  The Company evaluates the impacts of convertible instruments based on the underlying conversion features.  Convertible Instruments are evaluated for treatment as derivatives that could be bifurcated and recorded separately.  Any beneficial conversion feature is recorded based on the intrinsic value difference at the commitment date.

Modification Accounting. The Company evaluates amendments to its debt under the FASB guidance for modification and extinguishment accounting.  This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances, where the net present value of future cash flows changed more than 10 percent, the Company determines the fair value of its debt based on factors available to the Company for similar borrowings and applied extinguishment accounting method.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sequencing Policy. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary due to the Company’s inability to demonstrate it has sufficient authorized shares, Shares will be allocated on the basis of maturity dates of potentially dilutive instruments, with the latest maturity date receiving first allocation of shares.  If a reclassification of an instrument were required it would result in the earliest maturity instrument being reclassified first.

Recent Accounting Pronouncements.

Effective January 1, 2011, the Company adopted the amended guidance in ASC Topic 805, Business Combinations, which, if the Company completed a material business combination during the reporting period, requires the Company to disclose the Company’s pro forma revenue and earnings as though the business combinations that occurred during the current period had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also requires the Company to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

Effective January 1, 2011, the Company adopted the second phase of the amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures, which requires the Company to disclose information in the reconciliation of recurring Level 3 measurements regarding purchases, sales, issuances and settlements on a gross basis, with a separate reconciliation for assets and liabilities. The Company did not experience an impact from the additional disclosure requirements, as the Company does not have any recurring Level 3 measurements.

Effective January 1, 2012, the Company will be required to adopt the third phase of amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures. The purpose of the amendment is to achieve common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and those prepared in conformity with International Financial Reporting Standards, or IFRS. The amended guidance clarifies the application of existing fair value measurement requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The Company currently would not be impacted by the additional disclosure requirements, as the Company does not have any recurring Level 3 measurements.

Effective January 1, 2012, the Company will be required to adopt the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update, which helps to facilitate the convergence of GAAP and IFRS, is aimed at increasing the prominence of other comprehensive income in the financial statement by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and requiring comprehensive income to be reported in either a single continuous statement or in two separate but consecutive statements reporting net income and other comprehensive income. This amended guidance will be implemented retroactively. The Company has determined that the changes to the accounting standards will not materially affect the presentation of consolidated financial.

Effective January 1, 2012, the Company will be permitted to adopt the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company has determined that the changes to the accounting standards will not impact the Company’s disclosure or reporting requirements.

2. Inventory

Inventory consists of the following:

	As of December 31,
	2011	2010

Raw materials	$628,366	$465,451
Work-in-progress	2,056,771	60,873
Finished goods	1,296,860	140,530
Total inventory	$3,981,997	$666,854

As of December 31, 2011 and 2010, the Company has recognized a lower of cost or market reserve of $223,069 and $179,225 respectively, related to inventory.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of December 31,
	2011	2010

Land	$667,008	$792,036
Buildings	10,429,402	12,237,853
Furniture and fixtures	152,373	104,199
Machinery and equipment	1,025,105	907,651
Leasehold and tenant improvements	2,800,339	1,024,831
Construction in progress	3,186,551	3,066,928
Total gross property, plant & equipment	18,260,778	18,133,498
Less accumulated depreciation	(2,729,873)	(1,728,948)
Total net property, plant & equipment	$15,530,905	$16,404,550

The Company recorded depreciation for the years ended December 31, 2011 and 2010 of $1,141,007 and $760,051, respectively.

As of December 31, 2011 and 2010, the components of construction in progress include $3,186,551 and $3,066,928, respectively, related to the Company’s Kakinada, India biodiesel pre-treatment and glycerin units.

As of December 31, 2011 and 2010, leasehold improvements and tenant improvements relate to the Keyes, California ethanol plant.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Based on the evaluation, management determined no assets required impairment as of December 31, 2011 and 2010.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Intangible Assets and Goodwill

Intangible assets consist of goodwill, patents, and in-process research and development. In July 2011 the Company acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D valued at $1,800,000 at the time of the acquisition. $967,994 in goodwill resulted from the excess in consideration paid over the fair value of the net assets acquired from the Zymetis acquisition. According to ASC 350-20-35 goodwill will be tested for impairment at the Zymetis reporting unit level, which has been named Aemetis Technologies, Inc.  Intangible assets will be measured for impairment and abandonment until fully amortized.

As of December 31, 2011 in process R&D is still in development and thus no amortization has been taken.

5. Notes Payable and Subsequent Events

	December 31, 2011	December 31, 2010

Third Eye Capital senior secured term notes, including accrued interest of $1,593,378 and revenue participation of $5,277,753 less unamortized issuance discount of $513,943 for 12/31/2011 and accrued interest of $653,376 less unamortized issuance discount of $733,924 for 12/31/2010. For the years ending 12/31/2011 and 12/31/2010, the Company issued debt discount shares of 4,589,360 and 2,250,000, respectively.	$18,126,611	$10,962,407
State Bank of India secured term loan, including accrued interest of $1,485,614 and $949,336 less unamortized issuance discount of $14,902 and $24,838, respectively.	5,161,191	5,306,742
Revolving line of credit (related party), including accrued interest and fees of $1,428,403 and $1,089,691 less unamortized issuance discount of $873,292 and $1,370,079, respectively.	4,291,913	4,574,603
Unsecured working capital loans and short-term notes, including accrued interest of $103,382 and $10,931, respectively.	2,066,720	547,596
Total debt	29,646,435	21,391,348
Less current portion of debt	9,653,499	8,647,765
Total long term debt	$19,992,936	$12,743,583

Third Eye Capital Senior secured note.  The Company had $7,092,514, and $6,815,056 in principal and accrued interest outstanding net of $0 and $381,276 in debt discounts on a senior secured note as of December 31, 2011 and 2010, respectively.  The Note bears interest at 10% and matured in June 2011, but allowed for the continuation with the payment of monthly $75,000 extension fees settled in cash or stock.  During the year ending December 31, 2011, the Company issued 1,083,903 shares of stock for the extension or payment of waiver fees associated with this note.

The Note is secured by first-lien deeds of trust on real property located in Nebraska and Illinois (Danville, IL property was sold in May 2011), by a first priority security interest in equipment located in Montana, pledge and assignment of 50% of all cash dividends, cash royalties and all other proceeds received from Aemetis Advanced Fuels Keyes, Inc. and initially a guarantee of $1 million, and later as part of the Cilion merger subsequent event occurring on July 6, 2012, a $10 million guarantee by McAfee Capital LLC (solely owned by Eric McAfee), plus all interest accrued and expenses to enforce Guaranty.  The note restricts the payment of dividends by the Company and any of its subsidiaries.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Third Eye Capital Term notes.  The Company had $5,756,344 and $4,147,351 in principal and accrued interest outstanding, net of $513,943 and $352,649 in debt discounts, on the term notes as of December 31, 2011 and 2010, respectively.  The term notes accrues at 12% per annum, and at 14% per annum subsequent to June 2011, on the unpaid principal balance and is payable monthly in arrears.  The first two term notes provide for payment of an additional 2% of total revenues at the Keyes plant until repayment of the term notes after which time the amount was reduced to 1% over the lesser of 5 years or the term of the lease.  Upon the issuance of the additional term notes, in February 2011, the terms were revised to increase the additional payment to 4% of total revenues until repayment and 2% over the lesser of 7 years or the term of the lease.  In March 2011, the Company issued 1,750,000 shares of common stock to secure the sale of additional notes at a fair value of $175,000. As of December 31, 2011 and 2010, the 4% revenue participation fee totaled $5,277,753 and $0, respectively. The Term Notes and the Senior Secured Notes contain cross-collateral and cross-default provisions.

The Term notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.  Throughout the year ending December 31, 2011, the Company was in violation of covenants, but was waived by the note holders through the payment of fees.  As a result during, the Company issued a total of 1,755,457 shares of common stock as waiver or extension fees at a fair market value on the dates of issuance of $964,436.  The payment requirements on the notes as of December 31, 2011 were $50,000 per week plus the greater of $0.05 per gallon of ethanol produced or 50% of free cash flows, as defined in the agreement.  In addition, a $300,000 principal payment shall be paid on the final business day of each fiscal quarter beginning the fourth quarter of 2011 until maturity.

The Term notes are secured by first-lien deeds of trust on all real and personal property, and assignment of proceeds of all government grants, and guarantee of Aemetis, Inc., a $5,000,000 guarantee from McAfee Capital and a personal guarantee from Eric McAfee equal to $2,400,000 in principal plus any interest and fees accrued.  Later as part of the Cilion merger subsequent event occurring on July 6, 2012, McAfee Capital LLC (solely owned by Eric McAfee) agreed to a $10 million guarantee against all Third Eye Capital debt, plus all interest accrued and expenses to enforce Guaranty.

As disclosed in the subsequent events footnote, the maturity of the Third Eye Capital Senior secured note and the Term notes were refinanced subsequent to year-end to extend the maturities of these agreements.  The Company has revised the maturities of the related debt agreements based on these subsequent events.

State Bank of India Secured Term Loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year $6 million loan commitment with the State Bank of India.  The term loan matures in March 2014 and is secured by UBPL’s biodiesel plant and land in Kakinada with an asset value of approximately $15.6 million.

In July 2008, the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $270,000, using exchange rates as of December 31, 2009, with the first installment due in June 2009 and the last installment payment due in March 2014.  The interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate of 7.5 percent during 2011.

The principal payments scheduled for June, September and December in 2009, and quarters of 2010 and 2011 were not made. The term loan provides for liquidating damages at a rate of 2% per annum for the period of default. As of December 31, 2011 and 2010, UBPL had accrued interest of $1,485,614 and $949,336, respectively.

On October 7, 2009, UBPL received a demand notice from the State Bank of India.  The notice informed UBPL an event of default had occurred for failure to make an installment payment on the loan due in June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest and applicable fees and expenses.  As of December 31, 2011, UBPL is in default on over twenty-eight months of interest, eleven principal repayments, and all covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and the Company’s Directors’ names as defaulters on any communication media.  At the bank’s option, it may also demand payment of the entire balance of the loan, since the principal payments have been in default since June 2009.  As a result the Company has classified the entire loan amount as a current liability.  State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5 million against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of Factory land for which counter reply is yet to be filed by APIIC.  In the case that the Company is unable to prevail with its legal case, DRT may pass a Decree for recovery of due amount, which will impact operations of the company including action up to seizing company property for recovery of their dues.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revolving line of credit – related party.  The Company has a Revolving Line of Credit Agreement with Mr. Cagan, a significant shareholder and ex-board member, for $5,000,000 secured by certain accounts, investments, intellectual property, securities and other collateral of Aemetis, Inc., excluding the collateral securing the Company’s obligations with Third Eye Capital and the collateral securing the Company’s obligations with the State Bank of India.  The Revolving Line of Credit bears interest at the rate of 10% per annum and matured on July 1, 2012.  As of December 31, 2011, no additional borrowings were available on the line.

In September and October, 2010, Aemetis, Inc.’s Board of Directors and Mr. Cagan approved the terms of an agreement subordinating collateral on the Revolving Line of Credit behind Third Eye Capital.  As an inducement to accept this subordination risk, Mr. Cagan was given the right to convert accrued interest and fees on the Revolving Line of Credit into shares of Aemetis common stock at a conversion price of $0.05 per share.  Additionally, the Board of Directors approved a 5% subordination fee on the outstanding balance payable in cash or in stock.  On the maturity date of July 1, 2011, the Board of Directors approved the accrual of an additional 5% fee on the outstanding balance to extend the line of credit through July 2012.  For the years ending December 31, 2011 and 2010, the Company recorded a debt discount related to the conversion feature on this related party debt of $1,732,872 and $1,556,559, respectively.

On September 30, 2011, Mr. Cagan converted $1,452,818 of eligible accrued interest and fees into 29,056,356 shares of common stock. Future conversions of interest and fees are limited to a conversion price equal to the average closing stock price for the 22 trailing days prior to the date of conversion.

As disclosed in the subsequent events footnote, the maturity of the Revolving line of credit was extended and, as a result, the Company has revised the maturities schedule related to the line.

Note payable – related party.  On January 30, 2010, Aemetis Advanced Fuels Keyes, Inc., entered into an Unsecured Promissory Note with Mr. Cagan for $1,600,000 as bridge financing to repair and retrofit the Keyes plant.  The note bears no interest.  The Company repaid the $1,600,000 credit facility on May 11, 2010.  Fees in connection with this bridge financing were paid with the issuance of 600,000 shares of Aemetis, Inc.’s common stock to Mr. Cagan.

Working Capital Operating Agreement.  In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement Secunderabad agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Company’s Kakinada biodiesel facility.  The working capital loans are unsecured. Secunderabad as the right to decide whether or not to extend additional loans. Working capital advances bear interest at the actual bank borrowing rate of Secunderabad of fifteen percent (15%).  In return, the Company agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating loss. In the event that the Company’s biodiesel facility operates at a loss, Secunderabad owes the Company 30% of the losses. The agreement can be terminated by either party at any time without penalty.

During the years ended December 31, 2011 and 2010, the Company paid Secunderabad $101,408 and $135,019, respectively, in connection with the profit sharing portion of this agreement. In addition, during the same periods  paid approximately $143,788 and $64,284 respectively, in interest for working capital funding. At December 30, 2011 and December 31, 2010 the Company had $1,652,162 and $547,596, respectively, outstanding under this agreement.

As noted above, the maturities schedule presented below have been adjusted for the subsequent amendments to the Third Eye Capital and Revolving loan agreements.  Scheduled debt repayments based on these amendments for the debt outstanding at December 31, 2011 are:

Debt Repayments

2012	$9,653,499
2013	9,964,111
2014	10,028,825
Total	$29,646,435

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino.

Subsequent future minimum operating lease payments as of December 31, 2011 as adjusted for subsequent acquisition are approximately $1,592,000 for the year ended December 31, 2012.In July 2009, the Company entered into a sublease agreement with Nevo Energy, Inc. (formerly known as Solargen Energy, Inc.) for approximately 3,000 square feet of leased space. For the year ended December 31, 2010, the Company invoiced, collected and offset as rent expense $85,670 under this agreement. For the year ending December 31, 2011, the Company invoiced Nevo Energy for $86,291 in rents due, but reserved all the payments due to Nevo Energy’s inability to pay. See Note 13. Related Party Transactions. On April 12, 2011, the Company agreed to convert $62,151 of its then outstanding rent bills to a promissory note bearing a 10 percent annual interest rate and a maturity date of April 12, 2018. As of December 31, 2011 a balance of $66,812 remains outstanding on the note. The Company has fully reserved for the Nevo Energy promissory note, due to the high probability of not being able to collect on the Note.

On December 1, 2009, the Company entered into a lease for a 55 million gallon nameplate ethanol facility located in Keyes, CA for a term of 36 months at a monthly lease payment of $250,000.  The Lease term and rental began upon substantial completion of the repair and retrofit of the plant on April 1, 2011, which was amended in April 2012 to a 60-month term ending March 2016.

On July 6, 2012, Aemetis, Inc. acquired the Keyes, CA ethanol plant. As a result, no additional lease obligations remain for the ethanol plant lease after the acquisition date. See Note 15. Subsequent Events.

For the year ended December 31, 2011 and 2010, the Company recognized rent expense of $3,314,712 and $714,718, respectively.

7. Stockholders’ Deficit

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and 65,000,000 shares of preferred stock, $0.001 par value.

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

		Shares Issued and
	Authorized	Outstanding December 31,
	Shares	2011	2010

Series B preferred stock	7,235,565	3,115,225	3,165,225
Undesignated	57,764,435	-	-
	65,000,000	3,115,225	3,165,225

Our Articles of Incorporation authorize the Company’s board to issue up to 65,000,000 shares of preferred stock, $0.001 par value, in one or more classes or series within a class upon authority of the board without further stockholder approval.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant terms of the designated preferred stock are as follows:

Voting. Holders of the Company’s Series B preferred stock are entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series B preferred stock held by such holder could be converted as of the record date. Cumulative voting with respect to the election of directors is not allowed. Currently each share of Series B preferred stock is entitled to one vote per share of Series B preferred stock. In addition, without obtaining the approval of the holders of a majority of the outstanding preferred stock, the Company cannot:

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

Dividends. Holders of all of the Company’s shares of Series B preferred stock are entitled to receive non-cumulative dividends payable in preference and before any declaration or payment of any dividend on common stock as may from time to time be declared by the board of directors out of funds legally available for that purpose at the rate of 5% of the original purchase price of such shares of preferred stock. No dividends may be made with respect to the Company’s common stock until all declared dividends on the preferred stock have been paid or set aside for payment to the preferred stock holders. To date, no dividends have been declared.

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

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583,334 shares with an original purchase price of $1,750,002 out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders equity by the same amount to reflect the Company’s obligations with respect to this matter.  At December 31, 2011 and 2010, the Company obligation was $2,320,164 and $2,221,872, respectively, which accrues interest at the rate of 5.25% per annum.  The payment is currently past due.  The Company expects to pay these obligations upon settlement of senior secured obligations and the availability of funds.

 AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Outstanding Warrants

A summary of warrant activity for the years ended December 31, 2011 and 2010 is as follows:

Preferred Stock	Warrants Issued & Outstanding	Weighted - Average Exercise Price	Warrants Issued & Exercisable	Average Remaining Term in Years

Outstanding December 31, 2009	443,853	$3.00	443,853	2.18
Granted	-	-	-	-
Outstanding December 31, 2010	443,853	3.00	443,853	1.18
Expired	(51,374)	3.00	(51,374)
Outstanding December 31, 2011	392,479	3.00	392,479	0.25

Common Stock	Warrants Issued & Outstanding	Weighted - Average Exercise Price	Warrants Issued & Exercisable	Average Remaining Term in Years

Outstanding December 31, 2009	477,734	$0.79	477,734	3.34
Granted	950,856	0.13	950,856	-
Outstanding December 31, 2010	1,428,590	0.35	1,428,590	4.08
Expired	-	-	-	-
Outstanding December 31, 2011	1,428,590	0.35	1,428,590	3.08

Total	Warrants Issued & Outstanding	Weighted - Average Exercise Price	Warrants Issued & Exercisable	Average Remaining Term in Years

Outstanding December 31, 2009	921,587	$1.85	921,587	2.78
Granted	950,856	0.13	950,856	-
Outstanding December 31, 2010	1,872,443	0.98	1,872,443	3.39
Expired	(51,374)	3.00	(51,374)
Outstanding December 31, 2011	1,821,069	0.92	1,821,069	2.47

 AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 8,600,434 shares under its 2007 Stock Plan and the former Zymetis, Inc. Stock Plan for stock option awards, which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting.

The following is a summary of options granted under the employee stock plans:

	Shares Available	Number of Shares	Weighted-Average
	For Grant	Outstanding	Exercise Price

Balance as of December 31, 2009	185,410	4,697,000	$1.37
Authorized	908,734	-	-
Granted	(1,694,144)	1,694,144	0.19
Forfeited	610,167	(610,167)	1.32
Balance as of December 31, 2010	10,167	5,780,977	1.02
Authorized	959,290	-	-
Merger with Zymetis, Inc. Plan	323,817	1,421,183	0.41
Exercised	-	(35,585)	0.06
Forfeited/Expired/Shares from Cashless exercise	362,874	(362,874)	0.20
Balance as of December 31, 2011	1,656,148	6,803,701	0.94

The weighted average remaining contractual term for the Stock Plans at December 31, 2011 and 2010 were 2.59 and 3.41 years, respectively. The weighted average grant date fair value per share of the awards issued during the year ended 2010 was $0.07.

The 35,585 shares of common stock exercised from the Company’s stock plans during 2011 had an intrinsic value of $24,041 at time of exercise. The weighted average strike price for the shares exercised was $0.06 per share and the weighted average closing market price at time of exercise was $0.74. The exercised shares hold a restrictive legend.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010 the weighted average remaining contractual term of shares issued to Aemetis consultants were 1.66 and 2.21 years, respectively. The Company recorded an expense for the years ended December 31, 2011 and 2010 in the amount of $24,533 and $4,553, respectively, which reflects periodic fair value re-measurement of outstanding consultant options under ASC 505-50-30 Equity Based Payments to Non Employees. The valuation using the Black-Scholes-Merton model is based upon the current market value of the Company’s common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in ASC 505-50-30. Vested and unvested options outstanding under the Aemetis Stock Option Plans as of December 31, 2011 and 2010 follow:

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(In Years)	Value1

2010
Vested	4,027,916	$1.37	3.36	$-
Unvested	1,753,061	0.23	4.01	-
Total	5,780,977	$1.02	3.56	$-

2011
Vested	5,960,116	$1.05	2.57	$316,388
Unvested	843,585	0.17	3.15	-
Total	6,803,701	$0.94	2.64	$316,388

———————
(1) Based on the $0.70 closing price of Aemetis stock on December 31, 2011, as reported on the Over-the-Counter Bulletin Board, certain option holders of 946,050 shares from the 2006 Employee Option Plan had $316,388 in aggregate intrinsic value. The option holders under the 2007 Amended and Restated Stock Option Plan carried no aggregate intrinsic value on December 31, 2011. Based on the $0.14 closing price of Aemetis stock on December 31, 2010, as reported on the Over-the-Counter Bulletin Board, options had no aggregate intrinsic value.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Valuation and Expense Information

The weighted-average fair value calculations for options granted within the period are based on the following weighted average assumptions:

	Fiscal Year Ended December 31
	2011	2010

Dividend-yield	0%	0%
Risk-free interest rate	0.20-1.80%	1.22-2.37%
Expected volatility	90.38-103.22%	58.88-120.90%
Expected life (years)	0.2-4.0	3.12
Weighted average fair value per share of common stock	$0.10	$0.07

The Company incurred non-cash stock compensation expense of $177,278 and $377,669 in fiscal 2011 and 2010, respectively, for options granted to employees and consultants. As of December 31, 2011 and 2010, the Company had $38,690 and $16,325 respectively, of total unrecognized compensation expenses that the Company will amortize over the next five fiscal years.

10. Acquisitions, Divestitures and Material Agreements

Technology Company Formation. On February 28, 2007, the Company acquired a 51% interest in Energy Enzymes, Inc. On October 14, 2010, the Company issued 1,000,000 shares of common stock in Aemetis in exchange for the remaining 49% interest in Energy Enzymes. The acquisition of the remaining 49% interest was accounted for as an equity transaction as the Company already controlled Energy Enzymes, and therefore the non-controlling interest accumulated loss of ($501,331) was transferred to paid-in capital.  Losses of $138,956 from Energy Enzymes operations through October 14, 2010 were allocated to the non-controlling interest owner.

Alcamar Oil and Fats, Ltd. termination:  On January 23, 2008, International Biofuels, Ltd agreed to end the joint venture with Acalmar Oils and Fats, Ltd. including termination of Acalmar’s right to own or receive any ownership interest in the joint venture. The total cancellation price payable by International Biofuels was $900,000 and was expensed in 2008.  In 2010 the Company negotiated the remaining balance of $600,000 to $150,000 and other income of $450,000 was recognized.

Technology Company Acquisition. On July 1, 2011, the Company completed the acquisition of Zymetis, Inc., a Delaware corporation in exchange for 6,673,557 shares of Aemetis common stock.  The acquisition was made as a strategic purchase related to the research and development work that Zymetis was performing.  The purchase price was determined based on an arms-length negotiated value, which resulted in the recognition of goodwill.  See following for Zymetis merger Purchase Price Allocation and Goodwill Reconciliation:

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2011

Issuance of Stock as merger consideration	$1,801,860
Fair Value of stock options attributable to the pre-combination service	88,275
Consideration paid	$1,890,135

Working capital assets	$11,201
Property, Plant & Equipment	65,493
Working capital liabilities	(509,078)
Debt assumed	(346,995)
Deferred Taxes	(98,479)

Intangibles	1,800,000
Net Assets Acquired	$922,141

Goodwill	$967,994

Post-merger, the Zymetis subsidiary was renamed Aemetis Technologies, Inc and continued its R&D development work. Aemetis Technologies generated $1,750 in consulting income and $174,488 in losses for the year ending December 31, 2011.  The proforma adjustments for this acquisition are not material.

Working Capital Arrangement. On March 9, 2011, the Company entered into a Purchasing Agreement and Corn Procurement and Working Capital Agreement with J.D. Heiskell pursuant to which J.D. Heiskell agrees to supply 100% of the Company’s requirements for whole yellow corn until December 31, 2011 with automatic one year renewal terms. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company and all WDG and syrup to A.L. Gilbert. These agreements are ordinary purchase and sale agency agreements for an ethanol plant. See following for J.D. Heiskell & Company sales, purchases and accounts receivable as of and for the year ended 2011.

J.D. Heiskell & Company:
2011
Sales
Ethanol	$105,447,012
Distillers Grains	20,558,034
Total Sales	126,005,046

Corn Purchases	106,194,420

Accounts Receivable	$841,729

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Ethanol Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing. Under the terms of the agreement, subject to certain conditions, the agreement term is August 31, 2013 with automatic one-year renewals thereafter.  For the year ended December 31. 2011, Kinergy Marketing earned $928,548 under the terms of this agreement.

11. Segment Information

Summarized financial information by reportable segment for the years ended December 31, 2011 and 2010, based on the internal management system, is as follows:

Statement of Operations Data	Year ended December 31,
	2011	2010
Revenues
India	$9,911,616	$8,132,108
North America	131,946,298	-
Other	-	-
Total revenues	$141,857,914	$8,132,108

Cost of goods sold
India	$9,494,395	8,254,123
North America	127,721,645	-
Other	-	-
Total cost of goods sold	$137,216,040	$8,254,123

Gross profit (loss)
India	$417,221	$(122,015)
North America	4,224,653	-
Other	-	-
Total gross profit (loss)	$4,641,874	$(122,015)

India: In 2010 all of the Company’s revenues were from sales to external customers in the Company’s India Segment. During 2010, customer Essar Steel Limited accounted for approximately 10% of the Company’s biodiesel sales, but no customer accounted for 10% or more of consolidated 2010 sales. In 2011, customer Gunvor International B.V.Amsterdam represented approximately 70% of total revenues by purchasing biodiesel for export to Europe.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

North America: In 2011, all of the Company’s revenues from sales of ethanol and WDG were sold to J.D. Heiskell pursuant to the Corn Procurement and Working Capital Agreement.  Sales to J.D. Heiskell accounted for 93% of the Company’s consolidated revenues.

	Year Ended December 31
Total Assets Data	2011	2010
India	$15,654,763	$16,349,504
North America	11,563,132	5,244,421
Other	26	110
Total Assets	$27,217,921	$21,594,035

12. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010:

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2011

	For the three months ended				For the year ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011

Revenues	$738,469	$27,253,190	$56,571,595	$57,294,660	$141,857,914

Cost of goods sold	787,472	27,567,654	55,789,374	53,071,540	137,216,040

Gross profit/(loss)	(49,003)	(314,464)	782,221	4,223,120	4,641,874

Research and development expenses	32,569	71,400	337,229	135,427	576,625
Selling, general and administrative expenses	2,103,409	1,989,282	2,212,510	2,265,390	8,570,591
					-
Operating loss	(2,184,981)	(2,375,146)	(1,767,518)	1,822,303	(4,505,342)

Other income/(expense)
Interest income	4,021	2,796	351	16,268	23,436
Interest expense	(2,103,163)	(3,649,359)	(3,785,857)	(4,022,906)	(13,561,285)
Other income, net of expenses	24,031	54,207	4,070	(29,348)	52,960
Loss on asset sales	-	(401,407)	-	-	(401,407)
Loss before income taxes	(4,260,092)	(6,368,909)	(5,548,954)	(2,213,683)	(18,391,638)

Income taxes benefit/(expense)	(3,200)	-	98,479	-	95,279

Net loss	(4,263,292)	(6,368,909)	(5,450,475)	(2,213,683)	(18,296,359)
Less: Net loss attributable to the noncontrolling interest		-	-	-	-
Net loss attributable to Aemetis, Inc.	$(4,263,292)	$(6,368,909)	$(5,450,475)	$(2,213,683)	$(18,296,359)

Other comprehensive loss
Foreign currency translation adjustment	20,286	(16,031)	(727,992)	(648,704)	(1,372,441)
Comprehensive loss attributable to Aemetis, Inc.	$(4,243,006)	$(6,384,940)	$(6,178,467)	$(2,862,387)	$(19,668,800)

Loss per common share attributable to Aemetis, Inc.
Basic and diluted	$(0.05)	$(0.07)	$(0.05)	$(0.02)	$(0.18)
Weighted average shares outstanding
Basic and diluted	90,789,254	92,384,340	100,446,788	130,127,853	103,536,643

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2010

	For the three months ended				For the year ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010

Revenues	$2,236,838	$1,805,710	$1,592,932	$2,496,628	$8,132,108

Cost of goods sold	2,209,593	1,941,674	1,671,989	2,430,867	8,254,123

Gross profit/(loss)	27,245	(135,964)	(79,057)	65,761	(122,015)

Research and development expenses	144,530	109,847	29,206	38,978	322,561
Selling, general and administrative expenses	1,009,982	1,101,128	903,680	1,694,954	4,709,744
					-
Operating loss	(1,127,267)	(1,346,939)	(1,011,943)	(1,668,171)	(5,154,320)

Other income/(expense)
Interest income	180	1,914	147	22,223	24,464
Interest expense	(909,018)	(917,037)	(726,564)	(1,481,828)	(4,034,447)
Other income, net of expenses	27,974	18,810	15,789	540,721	603,294
Loss before income taxes	(2,008,131)	(2,243,252)	(1,722,571)	(2,587,055)	(8,561,009)

Income taxes benefit/(expense)	(3,200)	-	-	-	(3,200)

Net loss	(2,011,331)	(2,243,252)	(1,722,571)	(2,587,055)	(8,564,209)
Less: Net loss attributable to the noncontrolling interest	(70,820)	(53,825)	(14,311)	-	(138,956)
Net loss attributable to Aemetis, Inc.	$(1,940,511)	$(2,189,427)	$(1,708,260)	$(2,587,055)	$(8,425,253)

Other comprehensive loss
Foreign currency translation adjustment	427,800	(309,086)	33,782	352,965	505,461
Comprehensive loss	(1,583,531)	(2,552,338)	(1,688,789)	(2,234,090)	(8,058,748)
Comprehensive loss attributable to the noncontrolling interest	-	-	-	-	-
Comprehensive loss attributable to Aemetis, Inc.	$(1,512,711)	$(2,498,513)	$(1,674,478)	$(2,234,090)	$(7,919,792)

Loss per common share attributable to Aemetis, Inc.
Basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.03)	(0.10)
Weighted average shares outstanding
Basic and diluted	86,182,765	86,566,702	86,987,032	89,840,728	87,403,213

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, amounts of $1,254,188 and $803,370 in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of December 31, 2011 and 2010.  For the years ended December 31, 2011 and 2010, the Company expensed $519,828 and $608,874 in connection with compensation and expense reimbursements.

The Company owes various Board Members amounts of $638,563 and $490,658 as of December 31, 2011 and 2010, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet.  For the years ended December 31, 2011 and 2010 the Company expensed $228,654 and $188,198, respectively, in connection with board compensation fees.

In July 2009, the Company entered into a sublease agreement with Nevo Energy, Inc. (formerly known as Solargen Energy, Inc.) for approximately 3,000 square feet of leased space. For the year ended December 31, 2010, the Company invoiced, collected and offset as rent and utilities expense $125,858 under this agreement and collected a prepayment of $11,876, which the Company received for April 2010 rent.  For the year ending December 31, 2011, the Company invoiced Nevo Energy $86,291 in rents, but reserved all the payments during 2011 due to Nevo Energy’s inability to pay.  The future minimum lease payments above exclude collections of rents under this sublease agreement.  Eric McAfee is a member of the Board of Directors and a significant shareholder of Nevo Energy, Inc.  Michael Peterson, a former member of the Company’s Board of Directors, was also the Chief Executive Officer of Nevo Energy, Inc. during 2011.   See Note 6 Operating Leases.

14. Income Tax

The Company files a consolidated federal income tax return. This return includes all corporate companies 80% or more owned by the Company as well as the Company’s pro-rata share of taxable income from pass-through entities in which Company holds an ownership interest. On October 14, 2010 AE Biofuels acquired the remaining 49% interest in Energy Enzymes, Inc. During 2011 Energy Enzymes was included as a 100% consolidated entity for financial reporting purposes. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Components of tax expense consist of the following:

	Year Ended December 31,
	2011	2010
Current:
Federal	-	-
State and local	$3,200	$3,200
Foreign	-	-
	3,200	3,200

Deferred:
Federal	(83,707)	-
State and local	(14,772)	-
Foreign	-	-
Income tax expense/(benefit)	(95,279)	$3,200

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. loss and foreign loss before income taxes are as follows:

	Year Ended December 31,
	2011	2010

United States	$(17,188,080)	$(7,635,366)
Foreign	(1,203,558)	(925,643)3)
Loss before income taxes	$(18,391,638)	$(8,561,009)

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate (34%) to income before income taxes as a result of the following:

	Year Ended December 31,
	2011	2010

Income tax expense at the federal statutory rate	$(6,253,156)	$(2,910,743)
Increase (decrease) resulting from:
State tax	(1,441,008)	(232,303)
Stock-based compensation	41,703	134,497
Foreign loss	290,821	244,847
Interest expense	404,972	10,089
Credits	(990,000)	—
Other	9,457	21,711
Valuation allowance	7,841,932	2,735,102
Income tax expense	$(95,279)	$3,200

Effective tax rate	0.52%	(0.04)%

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset or (liability) are as follows:

	December 31,
	2011	2010
Deferred tax assets (liabilities):
Organization, start-up costs & intangible assets	$8,916,114	$9,113,611
Stock-based compensation	588,192	749,458
Property, plant and equipment	2,511,067	2,964,914
Net operating loss carryforward	11,578,808	5,062,449
Convertible debt	(103,127)	(462,471)
Credit carryforward	1,500,000	—
Other, net	589,890	492,153
Total deferred tax assets (liabilities)	25,580,944	17,920,114
Less valuation allowance	$(25,580,944)	$(17,920,114)
Deferred tax assets (liabilities)	—	—

Based on the Company’s evaluation of current and anticipated future taxable income, the Company believes it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets.

We do not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.  At December 31, 2011 and 2010, these undistributed earnings (losses) totaled $(7,195,566), and $(5,980,052), respectively. If any earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2011, the Company’s uncertain tax positions were not significant for income tax purposes.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We conduct business globally and, as a result, one or more of the Company’s subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as India, Mauritius, and the United States. The Company files a U.S. federal income tax return and tax returns in nine U.S. states, as well as in two foreign jurisdictions. Penalties and interest are classified as general and administrative expenses.

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2011:

United States — Federal	2006 – present
United States — State	2005 – present
India	2006 – present
Mauritius	2006 – present

As of December 31, 2011, the Company had federal net operating loss carryforwards of $20,809,989 and state net operating loss carryforwards of $23,075,789.  The Company also has approximately $1,500,000 of alcohol and cellulosic biofuel credit carryforwards. The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2031. The state net operating loss carryforwards expire on various dates between 2027 through 2030. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by US or India statute regarding net operating loss carryovers and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. The Company’s India subsidiary also has net operating loss carryforwards as of March 31, 2012, its tax fiscal year end, of ($7,272,501) in US dollars, which expire from March 30, 2017 to March 30, 2020.

15. Subsequent Events

Third Eye Capital Debt Agreements

Subsequent to year-end and prior to the acquisition of Cilion, the debt agreements with Third Eye Capital (“Existing Notes”) were amended to waive covenant violations, extend the terms of the debt and issue additional debt.  In connection with these agreements, the Company; (i) incurred fees of $588,000 of which $100,000 was paid in cash and the remainder was added to the principal balance of the notes, (ii) issued 1,340,000 shares of common stock as fees with a fair value on date of issuance of $801,200, and (iii) received additional loans of $2,640,000.

In connection with the acquisition of Cilion, the financing agreement with Third Eye Capital was amended and restated to include three new credit facilities.  The new credit agreement provides for (i) a new senior secured term loan in the principal amount of $15 million, used to pay the cash portion of the Cilion acquisition (the “Term Loan”), (ii) a senior secured loan in the aggregate principal amount of $10 million to finance outstanding balance and terminate future liabilities under the Revenue Participation obligations (the “RevPar Loan”); (iii) a senior secured $18 million revolving credit facility (the “Revolving Loan”) used to redeem approximately $7.3 million in remaining outstanding debt with Third Eye Capital at time of acquisition, pay fees related to the transaction and provide working capital.  Upon the close of the Cilion acquisition, the amount of $3 million remained available on the Revolving Loan.  The Company issued 15,000,000 shares of its common stock in connection with this financing.  The notes bear interest at rates ranging from 5% to 17%.  The Revolving Notes mature on July 2013 and provide one-year extensions. The Term Loan and RevPar Loan mature on July 6, 2014.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 18, 2012, Third Eye Capital agreed to (i) extend the maturity date of the Existing Notes to July 6, 2014; (ii) to increase the amount of the Revolving Loan Facility by $6,000,000, to a total of $24,000,000; (iii) to modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving notes; (iv) granted waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agreed to accrue interest until the earlier of certain events described in the Limited Waiver or February 1, 2013.  In consideration for the Limited Waiver and Amendment, the Borrowers, among other things, agreed to pay the Lenders a waiver fee in the amount of $4,000,000; and (ii) cash in the amount of $28,377 for certain unreimbursed costs. After paying the $4 million waiver fee, $2 million remained available for draw on the Revolving Loan Facility.

$3 Million Note and Warrant Purchase Agreement

On January 6 and January 9, 2012, Aemetis Advanced Fuels Keyes, Inc. sold to two accredited investors 5% Subordinated Promissory Notes in the aggregate principal amount of $3,000,000 and 5-year warrants exercisable for 1,000,000 shares of Aemetis common stock at an exercise price of $0.001 per share.  Interest is due at maturity.  The promissory notes are guaranteed by Aemetis and are due and payable upon the earlier of (i) December 31, 2013; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25,000,000; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  Neither AAFK nor Aemetis may make any principal payments under the Promissory Notes until all loans made by Third Eye Capital to AAFK are paid in full.

Related Party Revolving Line of Credit Agreement

On October 16, 2012, Aemetis International, Inc. (AII), a subsidiary of Aemetis, Inc. entered into an amendment to the Revolving Line of Credit Agreement with Laird Q. Cagan and co-owners of financing arrangement, pursuant to which AII extended the maturity date of the loan until July 1, 2014 and placed an average trailing daily closing price minimum of $0.05 per share for conversion of fees and accrued interest.  In exchange for the extension, the Company agreed to pay a fee of 5% of the outstanding balance of the Revolving Line, payable in cash or stock, at the same conversion price and terms as the accrued interest conversion terms.

On October 16, 2012, the Company entered into Amendment No 1. to Revolving Line of Credit Agreement with Laird Q. Cagan to extend the maturity date of the revolving line of credit until July 1, 2014 and placed an average trailing daily closing price minimum of $0.05 per share for conversion of fees and accrued interest.

Issuance of Convertible Promissory Notes

On March 4, 2011, and amended January 19, 2012, and July 24, 2012, the Company entered into a Note Purchase Agreement with Advanced BioEnergy, LP, a California limited Partnership for the issuance of up to 72 subordinated convertible promissory notes bearing interest at 3%, each note in the principal amount of $500,000 due and payable four years from the date of the note for a total aggregate principal amount of up to $36,000,000.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $500,000.  The Company sold notes in the amount of $1,000,000 to the first two investors.  The availability of the remaining $35,000,000 will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note and Warrant Purchase Agreement

On June 21, 2012, Aemetis Advanced Fuels Keyes, Inc. (AAFK), a subsidiary of Aemetis, Inc., entered into Note and Warrant Purchase Agreements with TEC pursuant to which AAFK sold 5% Subordinated Promissory Notes in the aggregate principal amount of $400,000 and 5-year warrants exercisable for 133,333 shares of Aemetis common stock, at an exercise price of $0.001 per share, and paid a fee of $50,000.  These Notes were subsequently refinanced as part of the restructuring in connection with the Cilion acquisition discussed above.

Land Held for Sale

On May 10, 2012, the Company sold its land held for sale with a carrying value of $885,000 for $1,126,867. Proceeds from the sale were used to repay a portion of the outstanding indebtedness owed to TEC.

Acquisition of Cilion (unaudited)

On July 6, 2012, the Company acquired Cilion, Inc. through a merger. The Company has been leasing the property owed by Cilion. The Company’s primary lender supported the financing of the acquisition in anticipation the merger will be accretive to earnings in the long term. Acquiring the real property and assets associated with the ethanol plant provides assets beneficial to the Company in securing additional financing and much needed flexibility not available under the lease in the development, testing, and commercialization of next generation biofuels technologies owed by the Company.

At the effective time of the Merger, each issued and outstanding share of Cilion Preferred Stock was automatically converted into the right to receive an aggregate of (a) $16,500,000 and (b) 20,000,000 shares of Aemetis common stock and (c) the right to receive an additional cash amount of $5,000,000 plus interest at the rate of 3% per annum, which is payable upon the satisfaction by the Company of certain conditions set forth in the merger agreement.

The fair value of the contingent consideration was determined by discounting the anticipated cash flow stream at an estimated market rate of interest based on potential payment timing. The merger agreement is the basis for determining the amount of the payment. The $5,000,000 contingent consideration is payable when the Third Eye Capital loans have been satisfied. The Company anticipates the contingent consideration will be redeemed after satisfaction of amounts owed under senior secured debt arrangements with Third Eye Capital. Management projects full satisfaction of the Third Eye Capital obligations will occur within the next two to three years.

The preliminary purchase price for Cilion, Inc. is recapped below based on the trading value of the stock at the time of the acquisition and the expected fair value of the contingent consideration (in thousands):

Cash	$16,500
Fair value of shares issued	15,600
Contingent Consideration	3,824
$35,924

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The preliminary acquisition date fair value of consideration was allocated to Cilion’s net tangible and identifiable intangible assets based on their estimated fair values as of July 6, 2012 as set forth below (in thousands).

Tangible Assets:
Accounts receivable	$3,114
Prepaid assets	5
Equipment held for resale	1,367
Property, plant and equipment	70,464
Other assets	147
Total Tangible Assets Acquired	75,097

Liabilities Assumed
Accounts payable	(6)

Identified Intangible Assets
Permits	926
Net Assets Acquired	$76,017

The Company believes the Cilion shareholders valued the equity component of the consideration higher than the current quoted market price.  The Company believes the lower market share price is due to the recent lack of information available to the market. Cilion shareholders valued Aemetis common stock at a value higher than the current trading price on the OTC market, which gave rise to the gain on bargain purchase accounting of approximately $40 million dollars.

The pro forma financial information below presents the combined revenue and net income for Cilion and the Company for the years ending December 31, 2010 and 2011, as if the acquisition occurred as of January 1, 2010 (in thousands):

	Historical		Pro Forma
	Aemetis, Inc.	Cilion, Inc.	Adjustments	Combined
2010
Revenue	$8,132	$500	$(500)	$8,132
Net loss	(8,425)	(44,218)	35,405	(17,238)

2011
Revenue	141,858	2,700	(2,700)	141,858
Net loss	$(18,296)	$(3,487)	$(4,365)	$(26,148)

The adjustment columns above include the elimination of the intercompany rental activity received by Cilion from the Company, the recognition of the bargain purchase gain, adjustments necessary for the revaluation of the assets, and increase in financing costs associated with the acquisition.

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Parent Company Financial Statements (Unaudited)

The following is a summary of the Parent Company financial statements for the years ended December 31, 2011 and 2010:

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Aemetis, Inc. (Parent Company)
Consolidated Condensed Balance Sheets
As of December 31, 2011 and 2010

Assets	2011	2010
Current assets
Cash and cash equivalents	$747	$17,631
Intercompany receivables	3,168,587	-
Prepaid expenses	88,000	5,827
Total current assets	3,257,334	23,458

Investments in Subsidiaries, net of advances
Investment in Aemetis International, Inc.	5,979,020	9,831,430
Investment in Aemetis Americas, Inc	-	259,473
Total investments in Subsidiaries, net of advances	5,979,020	10,090,903

Property, plant and equipment, net	-	2,193
Other assets	23,095	23,096
Total Assets	$9,259,449	$10,139,650

Liabilities & stockholders' deficit
Current liabilities
Accounts payable	$3,800,250	$3,056,268
Mandatorily redeemable Series B convertibe preferred	2,320,164	2,221,872
Secured notes, net of discount for issuance cost	1,075,588	900,000
Interecompany payables	-	233,717
Other current liabilities	1,786,962	1,714,229
Total current liabilities	8,982,964	8,126,086

Parent Company long term debt portion of secured notes, net of discount for issuance cost	6,016,926	5,915,056

Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	440	200
Investment in Aemetis Advanced Fuels Keyes, Inc.	13,252,571	2,699,096
Investment in Aemetis Americas, Inc	118,252	-
Investment in Aemetis Biofuels, Inc.	2,567,894	2,488,735
Investment in Aemetis Technologies, Inc.	174,488	-
Investment in Biofuels Marketing, Inc.	348,996	360,185
Total subsidiary obligation in excess of investment	16,462,641	5,548,216

Total long term liabilities	22,479,567	11,463,272

Stockholders' deficit
Series B Preferred convertible stock	3,115	3,165
Common stock	130,747	90,342
Additional paid-in capital	45,432,447	38,557,376
Accumulated deficit	(65,526,029)	(47,229,670)
Accumulated other comprehensive loss	(2,243,362)	(870,921)
Total stockholders' deficit	(22,203,082)	(9,449,708)
Total liabilities & stockholders' deficit	$9,259,449	$10,139,650

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Aemetis, Inc. (Parent Company)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2011 and 2010

	2011	2010

Equity in subsidiary earnings (losses)	$(15,386,811)	$(4,970,719)

Selling, general and administrative expenses	1,003,879	1,673,873

Operating loss	(16,390,690)	(6,644,592)

Other income/(expense)
Interest expense	(1,918,750)	(1,890,304)
Other income, net of expenses	16,281	112,843

Loss before income taxes	(18,293,159)	(8,422,053)

Income taxes benefit/(expense)	(3,200)	(3,200)

Net loss	$(18,296,359)	$(8,425,253)

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Aemetis, Inc. (Parent Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2011 and 2010

	2011	2010
Operating activities:
Net loss	$(18,296,359)	(8,564,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	177,278	377,669
Depreciation and amortization	2,193	11,386
Amortization of debt issuance discount	1,177,413	717,466
Loss/(gain) on extinguishment of debt	-	(14,757)
Changes in assets and liabilities:
Subsidiary portion of net losses	15,386,811	5,109,675
Prepaid expenses	1,160	(1,380)
Other current assets and other assets	1	15,504
Accounts payable	743,982	1,044,483
Accrued interest expense	894,475	1,350,501
Other liabilities	72,733	209,657
Net cash provided in operating activities	159,687	255,995

Investing activities:
Subsidiary advances, net	723,429	598,801
Net cash used in investing activities	723,429	598,801

Financing activities:
Repayments of borrowings under secured debt facilities	(900,000)	(850,000)
Net cash provided by financing activities	(900,000)	(850,000)

Net increase (decrease) in cash and cash equivalents	(16,884)	4,796

Cash and cash equivalents at beginning of period	17,631	12,835
Cash and cash equivalents at end of period	$747	$17,631

AEMETIS, INC.
December 31, 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses and negative cash flow and currently has a working capital deficit and total stockholders’ deficit. The Company has been reliant on their senior secured lender to provide additional funding requirements when cash flows do not support the payment requirements on the Company’s debt.  Although the current agreements in place with this lender do not require any payments or covenant requirements through February 2013, the continuation of the Company depends on management being able to maintain this relationship with the lender or find other financing options to provide cash as the company expands its technologies.  Management’s plans to continue to operate the Company include:

●	As discussed in the subsequent event footnote, the acquisition of Cilion provided the Company with a substantial asset to use as collateral both with their current lender and with future financings.

●
Continue to work with the Company’s senior lender to provide financing as well as explore other financing arrangements including working with Advanced BioEnergy LP to attract investors for the remaining $35 million of notes available under the program, or through the issuance of additional equity.

●	Development of Joint Venture agreements for the expansion of the Company’s technologies.

●	Continued support from major shareholders and board of directors in providing cash financing.

Management believes that through the above mentioned actions it will be able to sustain the company as a going concern. There can be no assurance that the existing credit facilities and cash from operations will be sufficient nor that we will be successful at maintaining adequate relationships with our senior lender or significant shareholders that will result in additional financings.  Should the Company require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to the Company.