Form 10-Q
period 2012-03-31
AEMETIS, INC
filed 2012-10-31
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

Commission File Number: 00-51354

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The number of shares outstanding of the registrant’s Common Stock on October 25, 2012 was 170,548,507 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2012

INDEX

PART I--FINANCIAL INFORMATION

ii

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

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to Aemetis, Inc., who was formerly known as AE Biofuels, Inc.

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.
 AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
	unaudited	audited
Assets
Current assets:
Cash and cash equivalents	$111,654	$249,466
Accounts receivable, less allowance of $178,370 and $143,089, respectively	2,008,126	1,379,668
Inventories	3,122,006	3,981,997
Prepaid expenses	561,361	491,308
Other current assets	921,029	1,026,477
Total current assets	6,724,176	7,128,916

Property, plant and equipment, net	15,712,486	15,530,905
Assets held for sale	885,000	885,000
Goodwill and intangible assets	2,767,994	2,767,994
Other assets	937,588	905,106

Total assets	$27,027,244	$27,217,921

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable	$15,460,576	$14,337,536
Current portion of long term secured notes	3,025,588	2,425,588
Secured notes, net of discount for issuance costs	5,574,849	5,161,191
Short term notes and unsecured working capital lines of credit	4,466,866	2,066,720
Mandatorily redeemable Series B convertible preferred stock	2,345,565	2,320,164
Other current liabilities	3,135,969	3,116,868
Total current liabilities	34,009,413	29,428,067

Long term liabilities:
Long term portion of secured notes, net of discount for issuance costs	16,827,845	15,701,023
Long term unsecured debt (related party), net of discount for issuance costs	4,723,990	4,291,913
Total long term liabilities	21,551,835	19,992,936

Commitments and contingencies

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235,565 authorized; 3,097,725 and 3,115,225 shares issued and outstanding, respectively (aggregate liquidation preference of $9,293,175 and $9,345,675 respectively)	3,097	3,115
Common Stock, $0.001 par value; 400,000,000 authorized; 132,054,503 and
130,746,890 shares issued and outstanding, respectively	132,054	130,747
Additional paid-in capital	47,153,711	45,432,447
Accumulated deficit	(73,890,487)	(65,526,029)
Accumulated other comprehensive loss	(1,932,379)	(2,243,362)
Total stockholders' deficit	(28,534,004)	(22,203,082)
Total liabilities and stockholders deficit	$27,027,244	$27,217,921

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ending March 31,
	2012	2011

Revenues	$44,195,776	$738,469

Cost of goods sold	46,454,288	787,472

Gross loss	(2,258,512)	(49,003)

Research and development expenses	192,617	32,569
Selling, general and administrative expenses	1,962,841	2,103,409

Operating loss before income tax	(4,413,970)	(2,184,981)

Other income / (expense)

Interest income	348	4,021
Interest expense	(3,965,047)	(2,103,163)
Other income, net of expenses	18,211	24,031

Loss before income taxes	(8,360,458)	(4,260,092)

Income taxes	(4,000)	(3,200)

Net loss	$(8,364,458)	$(4,263,292)

Other comprehensive loss
Foreign currency translation adjustment	310,983	20,286
Comprehensive loss	$(8,053,475)	$(4,243,006)

Loss per common share
Basic and diluted	$(0.06)	$(0.05)
Weighted average shares outstanding
Basic and diluted	131,128,280	90,789,254

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2012	2011
Operating activities:
Net loss	$(8,364,458)	$(4,263,292)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Stock-based compensation	70,915	53,421
Amortization and depreciation	344,917	189,789
Amortization of debt discount	1,296,855	1,483,786
Loss on extinguishment of debt	-	33,926
Loss on disposal of assets	38,209	-
Changes in assets and liabilities:
Accounts receivable	(598,341)	96,013
Inventory	908,994	477,841
Prepaid expenses	13,904	117,113
Other current assets and other assets	113,402	(29,817)
Accounts payable	1,048,540	1,307,362
Accrued interest expense	2,216,220	536,478
Other liabilities	(39,634)	56,794
Net cash provided by/(used in) operating activities	(2,950,477)	59,414

Investing activities:
Purchase of property, plant and equipment, net	(32,711)	(1,708,729)
Net cash (used in) investing activities	(32,711)	(1,708,729)

Financing activities:
Proceeds from borrowings under secured short term debt facilities	-	1,750,776
Repayments of borrowings under secured short term debt facilities	(200,000)	-
Proceeds from borrowings under unsecured short term notes and working capital lines of credit	3,859,609	-
Repayments of borrowings under unsecured working capital facilities	(898,605)	(538,614)
Net cash provided by financing activities	2,761,004	1,212,162
Effect of exchange rate changes on cash and cash equivalents	84,372	(7,746)
Net decrease in cash and cash equivalents	(137,812)	(444,899)
Cash and cash equivalents at beginning of period	249,466	683,016
Cash and cash equivalents at end of period	$111,654	$238,117

Supplemental disclosures of cash flow information, cash paid:

Interest, net of capitalized interest of $0 in 2012 and $155,670 in 2011	$297,487	$102,951
Interest to related party	93,173	-
Income taxes	4,000	3,200

Supplemental disclosures of cash flow information, non-cash transactions:

Payment of principal and interest through the issuance of stock	$957,044	$363,959
Issuance of warrants to subordinated debt holders	690,948	-

The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

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

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of March 31, 2012, the consolidated condensed statements of operations for the three months ended March 31, 2012 and 2011, and the consolidated condensed statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited. The consolidated condensed balance sheet as of December 31, 2011 was derived from the 2011 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2011 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated condensed financial statements as of March 31, 2012 and 2011 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three months ended March 31, 2012 and 2011 have been prepared on the same basis as the audited consolidated statements as of December 31, 2011 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required.

Inventories. Inventories are stated at the lower of cost, using the first-in and first-out (FIFO) method, or market.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land acquired for development of production facilities, and the biodiesel plant in India. It is the Company's policy to depreciate capital assets over their estimated useful lives using the straight-line method.

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

Company intangible assets such as goodwill have indefinite lives and as a result need to be evaluated at least annually, or more frequently, if impairment indicators arise. In the Company’s review, we determined the fair value of segment reporting assets using market indicators and discounted cash flow modeling and compared it to the net book value of the acquired assets. If the fair value is less than the carrying value of the asset, the Company then determined the fair value of the asset. An impairment loss would be recognized when the fair value is less than the related net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of the Company’s customers.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

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

Assets held for sale. The Company analyzes land holdings, buildings and equipment for their strategic importance to the future of the Company, and if determined asset is disposable, the asset will be sold opportunistically in the open market to the highest bidder.

Basic and Diluted Net Loss per Share.  Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net losses for the three months ended March 31, 2012 and 2011, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2012, and 2011:

	For the three months ended
	March 31, 2012	March 31, 2011

Aemetis Series B preferred stock	3,108,687	3,748,559
Aemetis Series B warrants	351,402	443,853
Aemetis Common stock options and warrants	8,961,642	7,194,041
Convertible interest & fees on note – related party	413,898	23,004,243
Convertible promissory note	171,219	-
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	13,006,848	34,390,696

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

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

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

●
The “India” operating segment encompasses the Company’s 50 million gallon per year (MGY) nameplate capacity biodiesel plant in Kakinada, India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

●
The “North America” operating segment includes the Company’s leased 55 MGY nameplate capacity ethanol plant in Keyes, California and the assets (principally land) held for sale in Sutton, Nebraska and in Danville, Illinois.

●	The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, executive compensation and other corporate expenses.

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock and debt.  The fair value of the Company’s debt was unable to be determined based on the operating structure of the cross-collateralized debt and the short-term maturity of these instruments. The Company’s long-term debt carrying value approximates fair value based upon the borrowing rates currently available to the Company for bank loans in India with similar terms and maturities. The Company is also unable to estimate the fair value of the long-term debt (related party) due to the lack of comparable available credit facilities.  The fair value of all other financial instruments was estimated to approximate carrying value due to the short-term nature of these instruments.

Share-Based Compensation. The Company recognizes share based compensation in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimated fair value of the Company’s share-based compensation awards at the time the awards are granted and adjusted to reflect only those shares that are expected to vest.

2.	Inventory

Inventory consists of the following:

	March 31, 2012	December 31, 2011

Raw materials	$921,883	$628,366
Work-in-progress	1,648,599	2,056,771
Finished goods	551,524	1,296,860
Total inventory	$3,122,006	$3,981,997

As of March 31, 2012 and December 31, 2011, the Company recognized a lower of cost or market reserve related to inventory of  $78,386 and $223,069, respectively.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2012	December 31, 2011

Land	$695,294	$667,008
Buildings	14,039,843	10,429,402
Furniture and fixtures	155,500	152,373
Machinery and equipment	1,136,587	1,025,105
Leasehold/Tenant Improvements	2,833,050	2,800,339
Construction in progress	-	3,186,551
Total gross property, plant & equipment	18,860,274	18,260,778
Less accumulated depreciation	(3,147,788)	(2,729,873)
Total net property, plant & equipment	$15,712,486	$15,530,905

For the three months ended March 31, 2012 and March 31, 2011, the Company recorded depreciation expense of $344,917 and $189,789, respectively.

As of December 31, 2011, the components of construction in progress relate to the Company’s India biodiesel pretreatment and glycerin facility.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Based on the evaluation, management has determined that no impairment existed as of December 31, 2011 and that no changes in circumstances have come to the Company’s attention during the three months ended March 31, 2012 that would indicate the need to reevaluate long-lived assets for impairment.

4.	Notes Payable

Debt consists of the following:

	March 31, 2012	December 31, 2011
Third Eye Capital senior secured term notes, including accrued interest of $2,113,121 and revenue participation of $6,953,065 less unamortized issuance discount of $779,360 for March 31, 2012 and accrued interest of $1,593,378 and revenue participation of $5,277,753 less unamortized issuance discount of $513,943 for December 31, 2011. For the three months ending March 31, 2012, the Company issued 1,093,925 of debt discount shares.	$19,853,433	$18,126,611
State Bank of India secured term loan, including accrued interest of $1,740,287 and $1,485,614 less unamortized issuance discount of $12,418 and $14,902, respectively.	5,574,849	5,161,191
Revolving line of credit (related party), including accrued interest of $1,428,405 and $1,428,403 less unamortized issuance discount of $441,216 and $873,322, respectively.	4,723,990	4,291,913
Sub-debt notes, including accrued interest of $37,500 and $0 less unamortized issuance discount of $619,334 and $0, respectively.	2,418,166	-
Unsecured working capital loans and short-term notes, including accrued interest of $95,968 and $103,382, respectively.	2,048,700	2,066,720

Total debt	34,619,138	29,646,435

Less current portion of debt	13,067,303	9,653,499

Total long term debt	$21,551,835	$19,992,936

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

Third Eye Capital Senior secured note.  The note had a principal and accrued interest balance outstanding as of March 31, 2012 and December 31, 2011 of $7,279,601 and $7,092,514, respectively.  The Note bears interest at 10% with an additional default interest of 8% for a total of 18% per year when payments are in arrears. The note matured in June 2011, but allowed for monthly extensions upon the payment of a $75,000 fee settled in stock or cash.  For the three months ended March 31, 2012, the Company issued 508,926 shares of common stock with a fair value of $387,932 for the extension of this Note.

The Note was secured by first-lien deeds of trust on real property located in Nebraska and Illinois (Danville, IL property was sold in May 2011), by a first priority security interest in equipment located in Montana, pledge and assignment of 50% of all cash dividends, cash royalties and all other proceeds received from Aemetis Advanced Fuels Keyes, Inc. and a guarantee of $1 million by McAfee Capital LLC (solely owned by Eric McAfee), and later amended as part of the Cilion merger subsequent event occurring on July 6, 2012, to a $10 million guarantee by McAfee Capital LLC (solely owned by Eric McAfee), plus all interest accrued and expenses to enforce Guaranty.  The note restricts the payment of dividends by the Company and any of its subsidiaries.

Third Eye Capital Term notes.  In Aemetis Advanced Fuels Keyes , the subsidiary had $5,620,767 and $5,756,344 in principal and accrued interest outstanding, net of $779,361 and $513,943 in debt discounts on the term notes as of March 31, 2012 and December 31, 2011, respectively.  The term notes accrued interest at 12% per annum, and at 14% per annum subsequent to June 2011, on the unpaid principal balance and is payable monthly in arrears.  A default interest of 6% per annum is added to the 14% per annum rate when payments are in arrears. Monthly principal payments equal the greater of $200,000, $0.05 per gallon produced from the Keyes ethanol plant, or 50% of free cash flow.  During the three months ending March 31, 2012, the Company issued for this note 585,000 shares of stock with a fair value of $491,400 for the extension or payment of waiver fees associated with this note.

The first two term notes provide for payment of an additional 2% of total revenues at the Keyes plant until repayment of the term notes after which time the amount was reduced to 1% over the lesser of 5 years or the term of the lease.  Upon the issuance of the additional term notes, in February 2011, the terms were revised to increase the additional payment to 4% of total revenues until repayment and 2% over the lesser of 7 years or the term of the lease.  As of March 31, 2012 and December 31, 2011, the 4% revenue participation fees had accumulated to $6,953,065 and $5,277,753, respectively. On July 6, 2012, the revenue participation fees accrued to date and all future revenue participation obligations were converted to a $10 million note.  The Term Notes and the Senior Secured Notes contain cross-collateral and cross-default provisions. See Note 10: Subsequent Events.

The Term notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.  Throughout the three months ending March 31, 2012, the Company was not able to comply with some of the covenants, but waivers by note holders through the payment of fees removed any violations. During the quarter ended March 31, 2012, the Company issued a total of 1,093,925 shares of common stock as waiver or extension fees at a fair market value on the dates of issuance of $879,332.  The payment requirements on the notes as of March 31, 2012 were $50,000 per week plus the greater of $0.05 per gallon of ethanol produced or 50% of free cash flows, as defined in the agreement.  In addition, a $300,000 principal payment shall be paid on the final business day of each fiscal quarter until maturity.

The Term notes are secured by first-lien deeds of trust on all real and personal property, and assignment of proceeds of all government grants, and guarantee of Aemetis, Inc., a $5,000,000 guarantee from McAfee Capital and a personal guarantee from Eric McAfee equal to $2,400,000 in principal plus any interest and fees accrued.  Later as part of the Cilion merger subsequent event occurring on July 6, 2012, McAfee Capital LLC (solely owned by Eric McAfee) agreed to a $10 million guarantee, plus all interest accrued and expenses to enforce Guaranty.

As disclosed in the subsequent events footnote, the maturity of the Third Eye Capital Senior secured note and the Term notes were refinanced subsequent to year-end to extend the maturities of these agreements.  The Company has revised the maturities of the related debt agreements based on these subsequent events.

State Bank of India Secured term loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6 million.  The term loan matures in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

In July 2008 the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $270,000, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  The interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate of 7.5 percent during the three months ended March 31, 2012.

The principal payments scheduled for June, September and December in 2009, and quarters of 2010 through year-to-date 2012 were not made. The term loan provides for liquidating damages at a rate of 2% per annum for the period of default. For the three months ending March 31, 2012 and March 31, 2011, UBPL accrued interest of $194,196 and $189,671, respectively on the State Bank of India Secured term loan.

On October 7, 2009, UBPL received a demand notice from the State Bank of India.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 Crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009.  As of March 31, 2012, UBPL was in default on thirty-one months of interest, twelve principal repayments, and all covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan, since the principal payments have been in default since June 2009.  As a result the Company has classified the entire loan amount as current. The State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5 million against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of Factory land for which counter reply is yet to be filed by APIIC.  In the case that the Company is unable to prevail with its legal case, DRT may pass a Decree for recovery of due amount, which will impact operations of the company including action up to seizing company property for recovery of their dues.

Revolving line of credit – related party.  The Company has a Revolving Line of Credit Agreement with Mr. Laird Cagan, a significant shareholder and ex-board member, for $5,000,000 secured by certain accounts, investments, intellectual property, securities and other collateral of Aemetis, Inc., excluding the collateral securing the Company’s obligations with Third Eye Capital and the collateral securing the Company’s obligations with the State Bank of India.  The Revolving Line of Credit bears interest at the rate of 10% per annum and matured on July 1, 2012. For the three months ended March 31, 2012 and March 31, 2011, cash interest payments of $93,163 and $0, respectively, were made against the outstanding loan balance.   As of March 31, 2012, no additional borrowings were available on the line. On September 30, 2011, Mr. Cagan transfered a portion of his ownership to McAfee Capital, LLC. (62.35%), Clyde Berg (6.18%) and Mougins Capital (5.11%).

As disclosed in the subsequent events footnote, the maturity of the Revolving line of credit was extended and, as a result, the Company has revised the maturities schedule related to the line.

Working Capital Operating Agreement.  In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement Secunderabad agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad of fifteen percent (15%).  In return, the Company agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit. In the event that the Company’s biodiesel facility operates at a loss, Secunderabad owes the Company 30% of the losses. Either party can terminate the agreement at any time without penalty.

During the three months ended March 31, 2012 and 2011, the Company made principal payments to Secunderabad of approximately $929,739 and $2,426,015, respectively, under the agreement and $72,543 and $1,941 respectively, in interest for working capital funding.  At March 31, 2012 and December 31, 2011 the Company had $1,663,912 and $2,139,519 outstanding under this agreement, respectively, and included as current short-term borrowings on the balance sheet.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

Subordinated Notes and Warrant Purchase Agreements. On January 6 and January 9, 2012, Aemetis Advanced Fuels Keyes, Inc. (AAFK) entered into Note and Warrant Purchase Agreements with two accredited investors where AAFK sold 5% Subordinated Promissory Notes in the aggregate principal amount of $3,000,000 and 5-year warrants exercisable at $0.001 per share for 1,000,000 shares of Aemetis common stock. Interest is due at maturity. The Promissory Notes are guaranteed by Aemetis and are due and payable upon the earlier of (i) December 31, 2013; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25,000,000; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. Neither AAFK nor Aemetis may make any principal payments under the Promissory Notes until all loans made by Third Eye Capital to AAFK are paid in full. At March 31, 2012 the Company reported a $2,418,166 balance on these subordinated note agreements, after netting out unamortized issuance costs of $619,334.

As noted above, the maturities schedule presented below have been adjusted for the subsequent amendments to the Third Eye Capital and Revolving loan agreements.  Scheduled debt repayments based on these amendments for the debt outstanding at March 31, 2012 are:

For the 12 months ended	Debt Repayments
March 31, 2013	$13,067,303
March 31, 2014	10,404,013
March 31, 2015	11,147,822
Total	$34,619,138

5.	Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of March 31, 2012 as adjusted for the elimination of the inter-company Keyes lease payments through merger discussed in Note 10. Subsequent Events are approximately $1,047,661 through the year ended December 31, 2012. Future rent payments through 2015, when our corporate lease expires, follows:

For the twelve months ended March 31,	Future Rent Payments

2013	1,150,596
2014	398,877
2015	360,282
Total	$1,909,755

For the three months ended March 31, 2012 and 2011, the Company recognized lease and rent expense of $828,219 and $818,693, respectively, under existing operating leases.

On December 1, 2009, the Company entered into a lease for a 55 million gallon nameplate ethanol facility located in Keyes, CA for a term of 36 months at a monthly lease payment of $250,000.  The Lease term and rental began upon substantial completion of the repair and retrofit of the plant on April 1, 2011, which was amended in April 2012 to a 60 month term ending March 2016.  On July 6, 2012, Aemetis, Inc. acquired the Keyes, CA ethanol plant. As a result, no additional lease obligations remain for the ethanol plant lease after the acquisition date. See Note 10. Subsequent Events.

6.	Outstanding Warrants

On January 6 and January 9, 2012, Aemetis, Inc. granted 1,000,000 common stock 5-year warrants exercisable at $0.001 per share as inducement for accredited investors to enter into a Note and Warrant Purchase Agreements. On January 13, 2012, an investor converted 166,667 warrant shares to common stock from the 1,000,000 share issuance, at an exercise price of $0.001 per share.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

During the quarter ending March 31, 2012, 368,282 warrants for Series B Preferred stock expired. The expired warrants had a weighted average exercise price of $3.00 per share.

A summary of warrant activity for the three months ended March 31, 2012 follows:

Preferred Stock	Warrants Issued & Outstanding	Weighted - Average Exercise Price	Warrants Issued & Exercisable	Average Remaining Term in Years

Outstanding December 31, 2011	392,479	$3.00	392,479	0.25
Expired	(363,282)	3.00	(363,282)
Outstanding March 31, 2012	29,197	3.00	29,197	0.27

Common Stock	Warrants Issued & Outstanding	Weighted - Average Exercise Price	Warrants Issued & Exercisable	Average Remaining Term in Years

Outstanding December 31, 2011	1,428,590	$0.790	1,428,590	3.34
Expired	(5,000)	3.000	(5,000)
Granted	1,000,000	0.001	1,000,000
Exercised	(166,667)	0.001	(166,667)
Outstanding March 31, 2012	2,256,923	0.22	2,256,923	3.56

Total	Warrants Issued & Outstanding	Weighted - Average Exercise Price	Warrants Issued & Exercisable	Average Remaining Term in Years

Outstanding December 31, 2011	1,821,069	$1.27	1,821,069	2.67
Expired	(368,282)	3.000	(368,282)
Granted	1,000,000	0.001	1,000,000
Exercised	(166,667)	0.001	(166,667)
Outstanding March 31, 2012	2,286,120	0.26	2,286,120	3.52

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

7.	Agreements

Working Capital Arrangement. On March 9, 2011, the Company entered into a Purchasing Agreement and Corn Procurement and Working Capital Agreement with J.D. Heiskell. Pursuant to the terms of the agreement, J.D. Heiskell agrees to supply the Company all the requirements for whole yellow corn for the ethanol plant commencing with the first delivery of corn to the Gilbert facility adjacent to the Keyes plant and originally ending December 31, 2011 with a one year renewal term. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company. Heiskell agrees to sell all WDGS and Syrup to A.L. Gilbert as the primary customer and exclusive marketer for the WDGS. These Corn Supply, Working Capital and Purchasing agreements are ordinary purchase and sale agency agreements for an ethanol plant.

See following for the J.D. Heiskell Purchasing Agreement, Corn Procurement, Working Capital Agreement activity as invoiced net of marketing and monthly true-up accounting during the three months ending March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011

Ethanol sales	32,053,209	-
Wet distiller's grains sales	7,831,741	-
Corn purchases	36,784,805	-
Accounts receivable	824,881	-

The J.D. Heiskell Agreement did not have activity until the Keyes, CA ethanol plant began production in April 2011, so there was no activity for the three months ending March 31, 2011.

8.	Segment Information

Summarized financial information by reportable segment for the three months ended March 31, 2012 and 2011 follow:

Statement of Operations Data	Three months ended March 31,
	2012	2011
Revenues
India	$2,313,697	$738,469
North America	41,882,079	-
Other	-	-
Total revenues	$44,195,776	$738,469

Cost of goods sold
India	$2,407,589	787,303
North America	44,046,699	169
Other	-	-
Total cost of goods sold	$46,454,288	$787,472

Gross profit (loss)
India	$(93,892)	$(48,834)
North America	(2,164,620)	(169)
Other	-	-
Total gross loss	$(2,258,512)	$(49,003)

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

India. During the three months ended March 31, 2012, Gemini Edible & Fats India Private Limited purchased refined palm olein contributing approximately 27% to total India segment revenue and refined palm oil accounting for approximately 13% of the Company’s consolidated India revenue. Panama Petro Chem Ltd. – Daman made purchases of biodiesel totaling approximately 15% of the India segment revenue during the quarter. Revenue during the March 2012 quarter came from sales to the domestic India market primarily from sales of biodiesel, crude glycerin, and refined palm oil.

North America: In 2011 and through March 31, 2012, all of the Company’s revenues from ethanol and WDG were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 90% of the Company’s consolidated revenues for the three months ending March 31, 2012.

Total assets consist of the following:

	March 31, 2012	December 31, 2011

India	$16,281,257	$15,654,763
North America (United States)	10,745,857	11,563,132
Other	130	26
Total Assets	$27,027,244	$27,217,921

9.	Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, $1,247,419 and $1,254,188, respectively, for salary and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of March 31, 2012 and December 31, 2011.  For the three months ended March 31, 2012 and 2011, the Company expensed $13,928 and $8,178, respectively, to reimburse actual expenses incurred.

10.	Subsequent Events

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

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

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

Note and Warrant Purchase Agreement

On June 21, 2012, Aemetis Advanced Fuels Keyes, Inc. (AAFK), a subsidiary of Aemetis, Inc. entered into Note and Warrant Purchase Agreements with Third Eye Capital pursuant to which AAFK sold 5% Subordinated Promissory Notes in the aggregate principal amount of $400,000 and 5-year warrants exercisable for 133,333 shares of Aemetis common stock, at an exercise price of $0.001 per share, and paid a fee of $50,000.  These Notes were subsequently refinanced as part of the restructuring in connection with the Cilion acquisition discussed above.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

Land Held for Sale

On May 10, 2012, The Company sold its land held for sale with a carrying value of $885,000 for $1,126,867. Proceeds from the sale were used to repay a portion of the outstanding indebtedness owed to TEC.

Acquisition of Cilion

On July 6, 2012, the Company acquired Cilion, Inc. through a merger. The Company has been leasing the property owed by Cilion. Our primary lender supported the financing of the acquisition in anticipation the merger will be accretive to earnings in the long term. Acquiring the real property and assets associated with the ethanol plant provides assets beneficial to the Company in securing additional financing and much needed flexibility not available under the lease in the development, testing, and commercialization of next generation biofuels technologies owed by the Company.

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

The fair value of the contingent consideration was determined by discounting the anticipated cash flow stream at an estimated market rate of interest based on potential payment timing. The merger agreement is the basis for determining the amount of the payment. The $5,000,000 contingent consideration is payable when the TEC loans have been satisfied. The Company anticipates the contingent consideration will be redeemed after satisfaction of amounts owed under senior secured debt arrangements with TEC. Management projects full satisfaction of the TEC obligations will occur within the next two to three years.

The preliminary acquisition date fair value of consideration for Cilion, Inc. is recapped below based on the trading value of the stock at the time of the acquisition and the expected fair value of the contingent consideration (in thousands):

Cash	$16,500
Fair value of shares issued	15,600
Contingent Consideration	3,824
$35,924

The preliminary acquisition date fair value of consideration was allocated to Cilion’s net tangible and identifiable intangible assets based on their estimated fair values as of July 6, 2012 as set forth below (in thousands):

Tangible Assets:
Accounts receivable	$3,114
Prepaid assets	5
Equipment held for resale	1,367
Property, plant and equipment	70,464
Other assets	147
Total Tangible Assets Acquired	75,097

Liabilities Assumed
Accounts payable	(6)

Identified Intangible Assets
Permits	926
Net Assets Acquired	$76,017

The Company believes the Cilion shareholders valued the equity component of the consideration higher than the current quoted market price.  The Company believes the lower market share price is due to the recent lack of information available to the market and the Cilion shareholders valued Aemetis common stock at value higher than the current trading price on the OTC market, giving rise to the gain on bargain purchase accounting treatment.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

The pro forma financial information below presents the combined revenue and net income for Cilion and the Company for the years ending December 31, 2010 and 2011, as if the acquisition occurred as of January 1, 2011 (in thousands):

	Historical		Pro Forma
	Aemetis, Inc.	Cilion, Inc.	Adjustments	Combined

For the three months ending March 31, 2011
Revenue	$738	$-	$-	$738
Net Income	(4,263)	(717)	40,103	35,123

For the three months ending March 31, 2012
Revenue	44,196	900	(900)	44,196
Net Income	$(8,364)	$593	$333	$(7,438)

The adjustment columns above include the elimination of the intercompany rental activity received by Cilion from the Company, the recognition of the bargain purchase gain, adjustments necessary for the revaluation of the assets, and increase in financing costs associated with the acquisition.

11.	Management’s Plan

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2012 to the three months ended March 31, 2011.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with the Aemetis, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of Aemetis, Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, specifically our most recent Annual Report on Form 10-K. All references to years relate to the calendar year ended December 31 of the particular year.

Overview

We are an international advanced fuels and specialty chemical company focused on the production of renewable fuels and chemicals and the acquisition, development and commercialization of innovative technologies that are substitutes for traditional petroleum-based products and non-food feedstock conversion of traditional ethanol and biodiesel plants using our operating ethanol and biodiesel facilities. We own and operate a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil.  We also operate a plant in Keyes, CA where we manufacture and produce ethanol and wet distillers’ grain (WDG). On July 6, 2012, we acquired Cilion, Inc., the owner of the Keyes plant.  In addition, we are continuing to research the viability of commercializing our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Three Months Ended March 31 (in thousands)

	2012	2011	Increase/(Decrease)

North America	$41,882	-	$41,882
India	$2,314	$738	1,576
Total	$44,196	$738	$43,458

North America.  The increase in revenues reflects the operation of the Keyes, CA plant, which restarted in late April 2011.  We generated 79% of revenue from sales of ethanol and 21% of revenue from sales of WDG and syrup.  During the three months ended March 31, 2012 plant production averaged 101% of nameplate capacity.

India.  The increase in revenues was primarily attributable to increased sales of methyl ester as a result of the development of a sales channel for methyl ester into the chemical markets as well as increased sales of refined glycerin as a result of the completion of our glycerin refining unit.  Revenues included $0.9 million from sales of methyl ester/biodiesel and $0.6 million from sales of refined glycerin.  In addition, in the three months ended March 31, 2012, we had revenues of $0.8 million from the resale of refined palm oil.

Cost of Goods Sold
Three Months Ended March 31 (in thousands)

	2012	2011	Increase/(Decrease)

North America	$44,047	-	$44,047
India	2,408	$787	1,621
Total	$46,455	$787	$45,668

North America.  The increase in costs of goods sold reflects the operation of the Keyes, CA plant beginning in late April 2011.  During the three months ended March 31, 2012, we ground 133,505 tons of corn.

India.  The increase in costs of goods sold was attributable to an increase in revenues from the sales of biodiesel and glycerin. For the three months ending March 31, 2012, sales of biodiesel increased by 1,164 metric tons over the same period in the prior year and sales of refined glycerin increased by 744 metric tons.

Operating Expenses

R&D
Three Months Ended March 31 (in thousands)

	2012	2011	Increase/(Decrease)

North America	$193	$33	$160
India	-	-	-
Total	$193	$33	$160

In July 2011 we acquired Zymetis, Inc., which included a research and development facility in College Park, Maryland.  R&D expenses in our North America segment for the three months ended March 31, 2012 reflects the cost to operate this facility and continue the development of the proprietary technology acquired.  The equipment from our facility in Butte, MT was placed in storage in 2010.  During 2012, we moved this equipment to our plant in Keyes, CA.

SG&A
Three Months Ended March 31 (in thousands)

	2012	2011	Increase/(Decrease)

North America	$1,875	$2,001	$(126)
India	88	114	(26)
Other	-	(12)	12
Total	$1,963	$2,103	$(140)

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  The decrease in total SG&A was primarily attributable to the classification in 2011 of approximately $809,000 in expenses incurred during the pre-production period, partially offset by 2012 increases in compensation expense for new headcount and ethanol marketing costs of approximately $542,000.

India.  Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited.,   These fees are computed as a percentage of operating profits.  For the three months ended March 31, 2012 and 2011, we incurred approximately $60,000 and $42,000, respectively in operational support fees.

Other Income/Expense

Other income (expense) consisted primarily of interest expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the judgment obtained by Cordillera Fund, L.P. The debt facilities include stock or warrants issued as fees. The payment of fees is amortized as interest expense. We incurred interest expense of approximately $4.0 million for the three months ended March 31, 2012 ($0.8 million from India and $3.2 million from North America) compared to approximately $2.1 million for the three months ended March 31, 2011 ($1.1 million from India and $1.0 million from North America).

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $111,654 at March 31, 2012, of which $93,731 was held in our North American entities and $17,923 was held in our Indian subsidiary. Our current ratio at March 31, 2012 was 0.20 compared to a current ratio of 0.24 at December 31, 2011. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, cash generated from operations, and any additional funds raised through sales of equity.

In July 2012 we acquired the Keyes plant and refinanced the project to include a revolving credit line with our senior lender.  Our lender required repayment of certain obligations and fees under other agreements, and we closed the purchase with $3 million available under the $18 million credit facility. Our senior lender has a senior lien on all of our assets, which limits our ability to obtain working capital through commercial banks or through other means.  We are, therefore, dependent on our senior lender for future debt financing.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$111,654	$249,466
Current assets (including cash, cash equivalents, and deposits)	6,724,176	7,128,916
Current liabilities (including short term debt)	34,009,413	29,428,067
Short and long term debt	34,619,138	29,646,435

Change in Working Capital and Cash Flows

Current and long term debt increased primarily (i) due to accrued fees and interest in the amount of $2.3 million associated with borrowings to retrofit the Keyes plant and, (ii) additional borrowings under subordinated debt in the amount of $3.0 million to fund losses from operations.

Current liabilities increased primarily due to vendor trade credit received in connection with the operation of the Keyes plant of $1.5 million and borrowings under loans. Current assets decreased primarily due to a decrease in inventory as a result of lower levels of denaturant and chemicals at our Keyes plant.  This decrease in inventory was partially offset by an increase in accounts receivable associated with our Kakinada plant.

Cash used in operating activities of $3.0 million resulted primarily from our; (i) consolidated net loss of $8.2 million, (ii) non-cash adjustments to net loss of $1.8 million, (iii) inventory decrease of $0.9 million, (iv) accounts payable increase of $0.9 million, and (v) accrued interest expense increase of $2.2 million.

Cash used in investing activities was insignificant.

Cash provided by financing activities of $2.8 million resulted primarily from borrowings under subordinated debt facilities.

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

Pursuant to the July 6, 2012 credit facility, we are required to (i) maintain a minimum amount of Free Cash Flow of not less than $1.5 million at the end of each fiscal quarter, (ii) debt to value ratio of 75% tested semi-annually, (iii) minimum quarterly ethanol production of not less than 14 million gallons per quarter, and (iv) limit purchases of capital expenditures to not more than $50,000 per quarter.  In addition, we are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness or specific subordinated indebtedness) absent the lender’s prior consent. Our obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender.

On October 18, 2012, Third Eye Capital agreed to (i) extend the maturity date of the Existing Notes to July 6, 2014; (ii) increase the amount of the Revolving Loan Facility by $6,000,000, to a total of $24,000,000; (iii) modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving notes; (iv) grant waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agreed to accrue interest until the earlier of certain events described in the Limited Waiver of February 1, 2013.  In consideration for the Limited Waiver and Amendment, the Borrowers, among other things, agreed to pay the Lenders a waiver fee in the amount of $4,000,000; and (ii) cash in the amount of $28,377 for certain unreimbursed costs. After paying the $4 million waiver fee, $2 million remained available for future draws on the Revolving Loan Facility.

Notes Payable to Related Parties

In 2008, we entered into a Revolving Line of Credit Agreement with Laird Cagan in the amount of $5,000,000 secured by certain investments, intellectual property, securities and other collateral of ours, excluding the collateral securing our obligations with Third Eye Capital and the collateral securing our obligations with the State Bank of India. The Revolving Line of Credit bears interest at the rate of 10% per annum and matured on July 1, 2012. As of March 31, 2012, the remaining amount due and payable was $4,723,990.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, the following represents our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: revenue recognition, recoverability of long-lived assets, convertible notes, and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our 2011 annual report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures were not effective due to a lack of adequate resources with sufficient GAAP knowledge, experience, and training.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting since our last filing through March 31, 2012, in response to the identified material weaknesses.

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

As part of our ongoing remedial efforts, we have, among other things:

●	expanded our accounting policy and controls organization by creating and filling new positions with qualified accounting and finance personnel;

●	increasing our efforts to educate both our existing and expanded accounting policy and control organization on the application of the internal control structure,

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

PART II -- OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS.

No change in risk factors since the Company’s Annual Report on Form 10-K filed with SEC on October 30, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2012, 37,941 shares of employee stock options were exercised at a weighted average market price per share of $0.77 and at a weighted average exercise price per share of $0.17.

On January 13, 2012, a subordinated note investor converted 166,667 warrant shares to common stock at an exercise price of $0.001 per share.

These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including Regulation D or Regulation S as promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2012.

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

AEMETIS, INC.

Date: October 31, 2012	By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer
(Principal Executive Officer)