Form 10-Q
period 2012-06-30
AEMETIS, INC
filed 2012-10-31
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Quarterly Period Ended June 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	unaudited	audited
Assets
Current assets:
Cash and cash equivalents	$102,873	$249,466
Accounts receivable, less allowance of $201,890 and $143,089, respectively	1,469,758	1,379,668
Inventories	2,965,336	3,981,997
Prepaid expenses	361,588	491,308
Other current assets	543,079	1,026,477
Total current assets	5,442,634	7,128,916

Property, plant and equipment, net	15,472,941	15,530,905
Assets held for sale	-	885,000
Goodwill and intangible assets	2,767,994	2,767,994
Other assets	1,002,472	905,106
Total assets	$24,686,041	$27,217,921

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$16,936,396	$14,337,536
Current portion of long term secured notes	3,000,000	2,425,588
Secured notes, net of discount for issuance costs	5,281,752	5,161,191
Subordinated related party notes, net of discount for issuance costs	110,000	-
Subordinated debt, short-term notes and working capital loans	4,405,804	2,066,720
Mandatorily redeemable Series B convertible preferred stock	2,370,964	2,320,164
Other current liabilities	3,731,689	3,116,868
Total current liabilities	35,836,605	29,428,067

Long term liabilities:
Long term debt portion of secured notes, net of discount for issuance costs	21,013,036	15,701,023
Long term debt (related party), net of discount for issuance costs	5,251,371	4,291,913
Total long term liabilities	26,264,407	19,992,936

Commitments and contingencies

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235,565 authorized; 3,097,725 and 3,115,225 shares issued and outstanding, respectively (aggregate liquidation preference of $9,293,175 and $9,345,675 respectively)	3,097	3,115
Common stock, $0.001 par value; 400,000,000 authorized; 134,196,417 and 130,746,890 shares issued and outstanding, respectively	134,196	130,747
Additional paid-in capital	48,556,517	45,432,447
Accumulated deficit	(83,638,442)	(65,526,029)
Accumulated other comprehensive income	(2,470,339)	(2,243,362)
Total stockholders' deficit	(37,414,971)	(22,203,082)

Total liabilities and stockholders' deficit	$24,686,041	$27,217,921

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the six months ended		For the three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$88,475,642	$27,991,659	$44,279,866	$27,253,190

Cost of goods sold	92,755,094	28,355,126	46,300,806	27,567,654

Gross loss	(4,279,452)	(363,467)	(2,020,940)	(314,464)

Research and development expense	341,321	103,969	148,704	71,400
Selling, general and administrative expenses	4,375,336	4,092,691	2,412,495	1,989,282

Operating loss	(8,996,109)	(4,560,127)	(4,582,139)	(2,375,146)

Other income/(expense)
Interest income, net	2,188	6,817	1,840	2,796
Interest expenses	(9,269,964)	(5,752,522)	(5,304,917)	(3,649,359)
Other income/(expenses)	(81,358)	78,238	(99,569)	54,207
Gain/(loss) on sale of land	236,830	(401,407)	236,830	(401,407)

Loss before income taxes	(18,108,413)	(10,629,001)	(9,747,955)	(6,368,909)

Income taxes	(4,000)	(3,200)	-	-

Net loss	$(18,112,413)	$(10,632,201)	$(9,747,955)	$(6,368,909)

Other comprehensive loss
Foreign currency translation adjustment	84,006	4,255	(226,977)	(16,031)
Comprehensive loss	$(18,028,407)	$(10,627,946)	$(9,974,932)	$(6,384,940)

Loss per common share
Basic and diluted	$(0.14)	$(0.12)	$(0.07)	$(0.07)

Weighted average shares outstanding
Basic and diluted	132,183,868	91,591,203	133,239,456	92,384,340

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2012	2011
Operating activities:
Net loss	$(18,112,413)	$(10,632,201)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	278,021	104,468
Depreciation and amortization	764,466	544,676
Inventory provision	196,733	239,446
Amortization of debt issuance discount	3,580,126	3,066,693
Loss on extinguishment of debt	-	33,926
Loss/(gain) on sale or displosal of assets	(200,289)	401,407
Changes in assets and liabilities:
Accounts receivable	(110,273)	(1,584,636)
Inventory	772,636	(2,387,855)
Prepaid expenses	212,338	121,521
Other current assets and other assets	348,672	(345,794)
Accounts payable	2,685,106	5,736,068
Accrued interest expense	4,639,246	2,803,608
Other liabilities	(34,341)	693,521
Net cash (used in) operating activities	(4,979,972)	(1,205,152)

Investing activities:
Purchase of property, plant and equipment, net	(667,674)	(2,040,661)
Proceeds from sale of land	1,121,830	1,598,593
Net cash provided by/(used in) investing activities	454,156	(442,068)

Financing activities:
Proceeds from borrowings under secured debt facilities	2,640,000	3,500,000
Repayments of borrowings under secured debt facilities	(1,275,588)	(920,000)
Proceeds from borrowings under unsecured short term notes and working capital lines of credit	5,012,055	-
Repayments of borrowings under working capital facility	(2,054,832)	(1,051,541)
Net cash provided by financing activities	4,321,636	1,528,459
Effect of exchange rate changes on cash and cash equivalents	57,588	(5,635)
Net decrease in cash and cash equivalents	(146,593)	(124,396)
Cash and cash equivalents at beginning of period	249,466	683,016
Cash and cash equivalents at end of period	$102,873	$558,620

Supplemental disclosures of cash flow information, cash paid:

Interest, net of capitalized interest of $0 in 2012 and $156,755 in 2011	$545,586	$256,271
Interest paid to related party	93,163	-
Income taxes	4,000	3,200

Supplemental disclosures of cash flow information, non-cash transactions:

Stock issued to pay interest and fees on borrowings	$1,929,931	$824,169
Issuance of warrants to subordinated debt holders	916,418	-
Purchases in other liabilities	656,965	-

 The accompanying notes are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

1.  Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc. (formerly AE Biofuels, Inc.), a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”):

●
Aemetis Americas, Inc. (formerly “American Ethanol, Inc.”), a Nevada corporation and its subsidiaries Sutton Ethanol, LLC, a Nebraska limited liability company, Illinois Valley Ethanol, LLC, an Illinois limited liability company, and AE Biofuels, Inc., a Delaware corporation;

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

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of June 30, 2012, the consolidated condensed statements of operations for the three and six months ended June 30, 2012 and 2011, and the consolidated condensed statements of cash flows for the three and six months ended June 30, 2012 and 2011 are unaudited. The consolidated condensed balance sheet as of December 31, 2011 was derived from the 2011 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2011 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited interim consolidated condensed financial statements as of June 30, 2012 and 2011 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2012 and 2011 have been prepared on the same basis as the audited consolidated statements as of December 31, 2011 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for any subsequent quarter or the full fiscal year or any future periods.

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

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

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

Basic and Diluted Net Loss per Share.  Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive.  As the Company incurred net losses for the three and six months ended June 30, 2012 and 2011, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three and six months ended June 30, 2012 and 2011:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Aemetis Series B preferred	3,097,725	3,383,174	3,103,206	3,564,857
Aemetis Series B warrants	28,690	443,853	190,046	443,853
Aemetis Common stock options and warrants	9,026,873	7,187,734	8,987,972	7,190,870
Convertible interest & fees on note – related party	572,294	25,411,787	493,096	24,214,666
Convertible promissory note	173,404	-	172,311	-
Total weighted average number of potentially dilutive shares excluded from the diluted net loss per share calculation	12,898,986	36,426,548	12,946,631	35,414,246

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

●
The “India” operating segment encompasses the Company’s 50 million gallons per year (MGY) nameplate capacity biodiesel plant in Kakinada, India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

●
The “North America” operating segment includes the Company’s leased 55 MGY nameplate capacity ethanol plant in Keyes, CA and the assets (principally land) held for sale in Sutton, NE and in Danville, IL.

●	The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, executive compensation and other corporate expenses.

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock and debt.  The fair value of the Company’s debt was unable to be determined based on the operating structure of the cross-collateralized debt and the short-term maturity of these instruments. The Company’s long-term debt carrying value approximates fair value based upon the borrowing rates currently available to the Company for bank loans in India with similar terms and maturities. The Company is also unable to estimate the fair value of the long-term debt (related party) due to the lack of comparable available credit facilities.  The fair value of all other financial instruments are estimated to be approximately the carrying value due to the short-term nature of these instruments.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

Share-Based Compensation. The Company recognizes share based compensation in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimated fair value of the Company’s share-based compensation awards at the time the awards are granted and adjusted to reflect only those shares that are expected to vest.

2.  Inventory

Inventory consists of the following:

	June 30, 2012	December 31, 2011
Raw materials	$440,924	$628,366
Work-in-progress	1,790,590	2,056,771
Finished goods	733,822	1,296,860
Total inventory	$2,965,336	$3,981,997

As of June 30, 2012 and December 31,2011, respectively, the Company recognized a lower of cost of market reserve relating to inventory of $234,171 and $223,069, respectively.

3.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2012	December 31, 2011
Land	$635,994	$667,008
Buildings	12,900,119	10,429,402
Furniture and fixtures	152,203	152,373
Machinery and equipment	2,362,222	1,025,105
Leasehold and Tenant improvements	2,833,049	2,800,339
Construction in progress	—	3,186,551
Total gross property, plant & equipment	18,883,587	18,260,778
Less accumulated depreciation	(3,410,646)	(2,729,873)
Total net property, plant & equipment	$15,472,941	$15,530,905

For the six months ended June 30, 2012 and 2011, the Company recorded depreciation expense of $764,466 and $544,676, respectively.  For the three months ended June 30, 2012 and 2011, the Company recorded depreciation expense of $419,549 and $354,887, respectively.

As of December 31, 2011, construction in progress includes $3,186,549 related to the Company’s India biodiesel pretreatment and glycerin processing facility.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Based on the evaluation, management has determined that no impairment existed as of December 31, 2011 and that no change in circumstances has come to the Company’s attention during the three months ended June 30, 2012 that would indicate the need to reevaluate long-lived assets for impairment.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

4.  Notes Payable

	June 30, 2012	December 31, 2011
Third Eye Capital senior secured term notes, including accrued interest of $2,703,251 and revenue participation of $8,635,516 less unamortized issuance discount of $456,750 for June 30, 2012 and accrued interest of $1,593,378 and revenue participation of $5,277,753 less unamortized issuance discount of $513,943 for December 31, 2011. For the six months ending June 30, 2012, the Company issued 2,699,173 of debt discount.	$24,013,036	$18,126,611
State Bank of India secured term loan, including accrued interest of $1,772,806 and $1,485,614 less unamortized issuance discount of $9,934 and $14,902, respectively.	5,281,752	5,161,191
Revolving line of credit (related party) and sub debt note, including accrued interest of $1,521,569 and $1,428,403 less unamortized issuance discount of $0 and $873,292, respectively.	5,361,371	4,291,913
Sub-debt notes, including accrued interest of $75,226 and $0 less unamortized issuance discount of $543,930 and $0, respectively.	3,131,294	-
Unsecured working capital loans and short-term notes, including accrued interest of $120,031 and $103,382, respectively.	1,274,510	2,066,720
Total debt	39,061,963	29,646,435
Less current portion of debt	12,797,556	9,653,499
Total long term debt	$26,264,407	$19,992,936

Third Eye Capital Senior Secured Note.  The note originally issued to AE Biofuels, now named Aemetis, Inc., had  $7,320,331 and $7,092,514 in principal and accrued interest outstanding on the senior secured note as of June 31, 2012 and December 31, 2011, respectively.  The Note bears interest at 10% with an additional default interest of 8% for a total of 18% per annum.  The Note matured in June 2011, but allowed for monthly extensions upon the payment of a $75,000 fee settled in stock or cash.  For the three months ended June 30, 2012, the Company paid $1,075,588 in cash from the sale of our Sutton, Nebraska land to make payments on the Note. In addition, for the three months ended June 30, 2012, the Company paid waivers and fees by issuing 265,247 shares of Aemetis common stock for this Note with a fair value on date of issuance of $166,667.

The Note was secured by first-lien deeds of trust on real property located in Nebraska and Illinois (Danville, IL property was sold in May 2011, Sutton, NE property was sold in May, 2012), by a first priority security interest in the cellulosic demonstration plant equipment, pledge and assignment of 50% of all cash dividends, cash royalties and all other proceeds received from Aemetis Advanced Fuels Keyes, Inc. and a guarantee of $1 million by McAfee Capital LLC (solely owned by Eric McAfee), and later amended as part of the Cilion merger subsequent event occurring on July 6, 2012, to a $10 million guarantee by McAfee Capital LLC (solely owned by Eric McAfee), plus all interest accrued and expenses to enforce Guaranty.  The note restricts the payment of dividends by the Company and any of its subsidiaries.

Third Eye Capital Term Notes.  As of June 30, 2012 and December 31, 2011, the Aemetis Advanced Fuels Keyes subsidiary had $8,057,189 and $5,756,344, respectively, in principal and accrued interest outstanding net of $456,750 and $513,943 in debt discounts on its senior secured note.  The term notes accrue interest at 14% per annum on the unpaid principal balance.  A default interest of 6% per annum is added to the 14% per annum rate when timely payments are note made according to the terms of the agreement. The Term Notes and the Senior Secured Notes contain cross-collateral and cross-default provisions. As of June 30, 2012 the payment requirements on the notes included $50,000 per week plus the greater of $0.05 per gallon of ethanol produced or 50% of free cash flows, as defined in the agreement.  In addition, a $300,000 principal payment shall be paid on the final business day of each fiscal quarter until maturity.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

The notes provide for the payment of 4% of the total revenue from the Keyes ethanol plant until Note repayment and 2% over the lesser of 7 years or the term of the lease.  As of June 30, 2012 and December 31, 2011, the 4% of revenue participation fee accumulated to $8,635,516 and $5,277,753, respectively. On July 6, 2012, the revenue participation fees accrued to date and all future revenue participation obligations were converted to a $10 million note.  See Note 10: Subsequent Events.

The Term notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.  Throughout the three months ending June 30, 2012, the Company was unable to comply with all covenants, but secured waivers from note holders through the payment of fees.  As a result during the three months ending June 30, 2012, the Company issued 1,340,000 shares of common stock to pay waiver or extension fees at a fair market value on the dates of issuance of $801,200 for this Note.

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

In July 2008 the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $270,000, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  The interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.

The principal payments scheduled for June 2009 through June 2012 were not made. The term loan provides for liquidating damages at a rate of 2% per annum for the period of default. For the three months ending June 30, 2012 and 2011, UBPL recognized interest expense of $186,259 and $199,910, respectively on the State Bank of India secured term loan. For the six months ending June 30, 2012 and 2011, UBPL recognized interest expense of $383,072 and $388,853, respectively on the State Bank of India secured term loan.

On October 7, 2009, UBPL received a demand notice from the State Bank of India.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 Crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009.  As of June 30, 2012, UBPL was in default on thirty-four months of interest, twelve principal repayments, and all covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan, since the principal payments have been in default since June 2009.  As a result the Company has classified the entire loan amount as current.  The State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5 million against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of Factory land for which counter reply is yet to be filed by APIIC.  In the case that the Company is unable to prevail with its legal case, DRT may pass a Decree for recovery of due amount, which will impact operations of the company including action up to seizing company property for recovery of their dues.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

Revolving line of credit – related party.  The Company has a Revolving Line of Credit Agreement with Mr. Laird Cagan, a significant shareholder and ex-board member, for $5,000,000 secured by certain accounts, investments, intellectual property, securities and other collateral of Aemetis, Inc., excluding the collateral securing the Company’s obligations with Third Eye Capital and the collateral securing the Company’s obligations with the State Bank of India.  The Revolving Line of Credit bears interest at the rate of 10% per annum and matured on July 1, 2012. For the three and six months ended June 30, 2012 cash interest payments of $93,163 and $93,163, respectively, were made against the outstanding loan balance. For the three and six months ended June 30, 2011 no cash interest payments were made against the outstanding loan balance.   As of June 30, 2012, no additional borrowings were available on the line. On September 30, 2011, Mr. Cagan transfered ownership to McAfee Capital, LLC (62.35%), Clyde Berg (6.18%), and Mougins Capital (5.11%).

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

During the three and six months ended June 30, 2012, the Company made principal payments to Secunderabad of approximately $1,201,964 and $2,131,703, respectively, under the agreement and interest payments of $34,686 and $116,150 respectively, for working capital funding.  During the three and six months ended June 30, 2011, the Company made principal payments to Secunderabad of approximately $514,251 and $1,044,574, respectively, under the agreement and interest payments of $0 and $10,885 respectively, for working capital funding.  At June 30, 2012 and December 31, 2011 the Company had $842,368 and $2,139,519 outstanding under this agreement, respectively, and included as current short-term borrowings on the balance sheet.

Subordinated Notes and Warrant Purchase Agreements. On January 6 and January 9, 2012, Aemetis Advanced Fuels Keyes, Inc. (AAFK) entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which AAFK sold 5% Subordinated Promissory Notes in the aggregate principal amount of $3,000,000 and 5-year warrants exercisable at $0.001 per share for 1,000,000 shares of Aemetis common stock. Interest is due at maturity. The Promissory Notes are guaranteed by Aemetis and are due and payable upon the earlier of (i) December 31, 2013; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25,000,000; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. Neither AAFK nor Aemetis may make any principal payments under the Promissory Notes until all loans made by Third Eye Capital to AAFK are paid in full.

On May 31, 2012, Aemetis Advanced Fuels Keyes, Inc. (AAFK) entered into additional Notes and Warrant Purchase Agreements with an accredited investors and a related party. AAFK sold 5% Subordinated Promissory Notes in the aggregate principal amount of $600,000 to the accredited investor and $110,000 to the related party, Laird Cagan. The accredited investor received 5-year warrants exercisable at $0.001 per share for 200,000 shares of Aemetis common stock.  Laird Cagan received one warrant for every three dollars of principal loaned or 36,667 warrants with 5-year exercise rights. Both the accredited investor Note and Laird Cagan Subordinated Promissory Note agreements had similar terms to the January 2012 Notes and mature on December 31, 2012.

At June 30, 2012 the Company had $3,785,226 in principal and interest outstanding and $543,930 in debt discount issuance costs under these agreements.

Subsequent to December 31, 2011, the Third Eye Capital notes were amended to extend the maturities.  See Note 10, Subsequent Events.  Scheduled debt repayments as of June 30, 2012, including the amended maturity dates, are:

Debt Repayments
2012	$12,797,556
2013	11,520,331
2014	14,744,076
Total	$39,061,963

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

5.   Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of June 30, 2012 are adjusted for the elimination of the inter-company Keyes lease payments through merger discussed in Note 10. Subsequent Events. See following for future minimum lease payments.

For the twelve months ended June 30	Future Rent Payments
2013	$401,916
2014	386,012
2015	371,368
Total	$1,159,296

For the three and six months ended June 30, 2012, the Company recognized lease and rent expense of $852,431 and $1,667,483, respectively, under existing operating leases.  For the three and six months ended June 30, 2011, the Company recognized rent expense of $817,648 and $1,632,700, respectively, under existing operating leases.

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

6.  Outstanding Warrants

For the three and six months ended June 30, 2012, the Company issued 1,000,000 and 1,370,000 common stock warrants, respectively, which have the potential to enhance returns for accredited investors who enter the Note agreements. From May 31, 2012 to June 21, 2012, Aemetis Advanced Fuels Keyes, Inc. entered into additional Notes and Warrant Purchase Agreements with accredited investors and a related party. The accredited investors received 5-year warrants exercisable at $0.001 per share.

For the three and six months ended June 30, 2012, Note investors exercised 166,667 and 403,334 warrant shares, respectively, both groups of exercised shares had a weighted average exercise price of $0.001 per share.

For the three and six months ended June 30, 2012, 368,282 and 391,354 warrants for Series B Preferred stock expired, respectively, both groups of expired shares had a weighted average exercise price of $3.00 per share.

A summary of warrant activity for the six months ended June 30, 2012 is as follows:

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

Preferred Stock	Warrants Issued & Outstanding	Weighted - Average Exercise Price	Warrants Issued & Exercisable	Average Remaining Term in Years
Outstanding December 31, 2011	392,479	$3.000	392,479	0.25
Expired	(363,282)	3.000	(363,282)	-
Outstanding March 31, 2012	29,197	3.000	29,197	0.27
Expired	(23,072)	3.000	(23,072)	-
Outstanding June 30, 2012	6,125	$3.000	6,125	0.13

Common Stock	Warrants Issued & Outstanding	Weighted - Average Exercise Price	Warrants Issued & Exercisable	Average Remaining Term in Years
Outstanding December 31, 2011	1,428,590	$0.790	1,428,590	3.34
Expired	(5,000)	3.000	(5,000)
Granted	1,000,000	0.001	1,000,000
Exercised	(166,667)	0.001	(166,667)	-
Outstanding March 31, 2012	2,256,923	0.220	2,256,923	3.56
Granted	370,000	0.001	370,000
Exercised	(236,667)	0.001	(236,667)	-
Outstanding June 30, 2012	2,390,256	$0.200	2,390,256	3.40

Total	Warrants Issued & Outstanding	Weighted - Average Exercise Price	Warrants Issued & Exercisable	Average Remaining Term in Years
Outstanding December 31, 2011	1,821,069	$1.266	1,821,069	2.67
Expired	(368,282)	3.000	(368,282)
Granted	1,000,000	0.001	1,000,000
Exercised	(166,667)	0.001	(166,667)	-
Outstanding March 31, 2012	2,286,120	0.256	2,286,120	3.52
Expired	(23,072)	3.000	(23,072)
Granted	370,000	0.001	370,000
Exercised	(236,667)	0.001	(236,667)	-
Outstanding June 30, 2012	2,396,381	$0.199	2,396,381	3.39

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

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

See following for the J.D. Heiskell Purchasing Agreement, Corn Procurement, Working Capital Agreement activity during the three and six months ending June 30, 2012 and 2011 as invoiced net of marketing and monthly true-up accounting.

	3 months ending June 30, 2012	6 months ending June 30, 2012	3 months ending June 30, 2011	6 months ending June 30, 2011
Ethanol sales	$31,064,699	$63,117,908	$21,903,394	$21,903,394
Wet distiller's grains sales	8,109,315	15,941,056	4,115,192	4,115,192
Corn oil sales	166,509	166,509	-	-
Corn purchases	37,646,472	74,431,277	26,292,878	26,292,878
Accounts receivable	890,716	890,716	507,570	507,570

8.  Segment Information

Summarized financial information by reportable segment for the six and three month ended June 30, 2012 and June 30, 2011 follow:

	For the six	For the three	For the six	For the three
	months ended	months ended	months ended	months ended
Statement of Operations Data	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011
Revenues
India	$4,524,806	$2,211,109	$738,576	$107
North America	83,950,836	42,068,757	27,253,083	27,253,083
Other	—	—	—	—
Total revenues	$88,475,642	$44,279,866	$27,991,659	$27,253,190

Cost of goods sold
India	$4,834,372	$2,426,783	$804,463	$17,160
North America	87,920,722	43,874,023	27,550,663	27,550,494
Other	—	—	—	—
Total cost of goods sold	$92,755,094	$46,300,806	$28,355,126	$27,567,654

Gross loss
India	$(309,566)	$(215,674)	$(65,887)	$(17,053)
North America	(3,969,886)	(1,805,266)	(297,580)	(297,411)
Other	—	—	—	—
Total gross loss	$(4,279,452)	$(2,020,940)	$(363,467)	$(314,464)

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

India. During the three months ended June 30, 2012, Panama Petro Chem Limited accounted for 12 percent of total product sales through its purchases of biodiesel. For the first six months of 2012, the India segment sold to the domestic market the following mix of products:  refined palm oliens (44%), biodiesel (35%), and refined glycerin (21%).

North America: In 2011 and year-to-date through June 30, 2012, all of the Company’s revenues from sales of ethanol and distiller’s grains were sold to J.D. Heiskell pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales to J.D. Heiskell accounted for 94% of the Company’s consolidated revenues for the first six months of 2012.

Total assets consist of the following:

	June 30, 2012	December 31, 2011
India	$13,658,620	$15,654,763
North America (United States)	11,027,421	11,563,132
Other	-	26
Total Assets	$24,686,041	$27,217,921

9.  Related Party Transactions

As of June 30, 2012 and December 31, 2011, the Company owed Eric McAfee, CEO of the Company, and McAfee Capital, solely owned by Eric McAfee, $1,254,641 and $1,254,188 in connection with employment agreements and expense reimbursements, which were included in accrued expenses and accounts payable on the balance sheet.  For the six months ended June 30, 2012 and June 30, 2011, the Company expensed $21,150 and $389,473, respectively, to reimburse actual expenses incurred.

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

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

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

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

NOTES TO THE CONSOLIDATED AEMETIS, INC. FINANCIAL STATEMENTS

The pro forma financial information below presents the combined revenue and net income for Cilion and the Company for the years ending December 31, 2010 and 2011, as if the acquisition occurred as of January 1, 2011 (in thousands):

	Historical		Pro Forma
	Aemetis, Inc.	Cilion, Inc.	Adjustments	Combined
For the three months ending June 30, 2011
Revenue	$27,254	$900	$(900)	$27,254
Net loss	(6,369)	(2,625)	(2,516)	(11,510)

For the six months ending June 30, 2011
Revenue	27,992	900	(900)	27,992
Net income/(loss)	(10,632)	(3,342)	37,587	23,613

For the three months ending June 30, 2012
Revenue	44,280	600	(600)	44,280
Net loss	(9,748)	(1,822)	(2,516)	(14,086)

For the six months ending June 30, 2012
Revenue	88,476	1,500	(1,500)	88,476
Net loss	$(18,112)	$(1,229)	$(2,183)	$(21,524)

The adjustment columns above include the elimination of the intercompany rental activity received by Cilion from the Company, the recognition of the bargain purchase gain discussed above, adjustments necessary for the revaluation of the assets, and increase in financing costs associated with the acquisition.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

We are an international advanced fuels and specialty chemical company focused on the production of renewable fuels and chemicals and the acquisition, development and commercialization of innovative technologies that are substitutes for traditional petroleum-based products and non-food feedstock conversion of traditional ethanol and biodiesel plants using our operating ethanol and biodiesel facilities We own and operate a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel) and crude and refined glycerin.  We also operate a plant in Keyes, CA where we manufacture and produce ethanol and wet distillers’ grain (WDG). On July 6, 2012, we acquired Cilion, Inc., the owner of the plant.  In addition, our research team is working to commercialize our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and oliens in India. During the quarter we installed and began operating corn oil separation equipment at the Keyes plant.  The corn oil is extracted during the evaporative process and sold as a feed supplement to local animal feeding operations.

	Three Months Ended June 30 (in thousands)
	2012	2011	Increase/(Decrease)
North America	$42,069	$27,253	$14,816
India	2,211	-	2,211
Total	$44,280	$27,253	$17,027

North America.  The increase in revenues was attributable to the Keyes, CA plant, which was started in late April 2011.  For the three months ended June 30, 2012, we generated 76% of revenue from sales of ethanol, 22% from sales of WDG and syrup, and 2% from sales of corn oil.  For the three months ended June 30, 2011, we generated 82% of revenue from sales of ethanol and 18% from sales of WDG and syrup.  For the three months ended June 30, 2012 and 2011 plant production averaged 100%, and 85% of nameplate capacity, respectively.  Ethanol sales increased by 76% during the three months ended June 30, 2012 compared to the same period of 2011 primarily because production in the 2011 period had not reached full capacity, while the average price we received for ethanol decreased by 18% during this same period in 2011. For the three months ended June 30, 2012, sales of WDG increased 43% over the same period in 2011.

India.  The increase in revenues was primarily attributable to an increase in sales of methyl ester through a new channel in the chemical markets and sales of refined glycerin.  Revenues included $0.6 million from sales of biodiesel, $0.4 million from sales of refined glycerin and $1.5 million from the sale of refined Palm Oliens, but partially reduced by $0.5 million from Palm Olien sales made at a higher than market rate to a customer to reduce prior accounts receivable. Our entry into the olien market was principally driven by an opportunity to profit from the purchase and subsequent resale of olien.

Cost of Goods Sold

	Three Months Ended June 30 (in thousands)
	2012	2011	Increase/(Decrease)
North America	$43,874	$27,550	$16,324
India	2,427	17	2,410
Total	$46,301	$27,567	$18,734

North America.  The increase in costs of goods sold reflects the operation of the Keyes, CA plant for the full quarter in 2012.  The plant was started in late April 2011.  We ground 136,018 tons of corn during the three months ended June 30, 2012 compared to 86,788 tons of corn during the three months ended June 30, 2011.  Our cost of corn decreased by 8% per ton between the three months ended June 30, 2012 and 2011.

India.  The increase in costs of goods sold was directly attributable to the increase in sales of biodiesel, glycerin and olien during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. COGS increased more than sales due to a reduction by $0.5 million from Palm Olien sales made at a higher than market rate to a customer to reduce prior accounts receivable.

Operating Expenses

R&D

	Three Months Ended June 30 (in thousands)
	2012	2011	Increase/(Decrease)
North America	$149	$71	$78
India	-	-	-
Total	$149	$71	$78

In July 2011 we acquired Zymetis, Inc., which included a research and development facility in College Park, Maryland.  The increase in R&D expenses in our North America segment for the three months ended June 30, 2012 reflects the cost to operate this facility and continue the development of the proprietary technology acquired.  The equipment from our facility in Butte, MT was placed in storage in 2010.  During 2012, we moved this equipment to our plant in Keyes, CA.

SG&A

	Three Months Ended June 30 (in thousands)
	2012	2011	Increase/(Decrease)
North America	$2,234	$1,651	$583
India	178	339	(161)
Total	$2,412	$1,990	$422

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America: The increase in SG&A was primarily attributable to an increase in ethanol and WDG sales and marketing expenses. For the three months ended June 30, 2012, professional fees increased approximately $408,000 primarily from financial advisory and audit fees. We paid $447,225 in marketing fees during the three months ended June 30, 2011 compared to $578,180 during the three months ended June 30, 2012.

India: The decrease in SG&A was primarily attributable to increased sales, including sales of refined glycerin as a result of the completion of the glycerin refining unit.  During the three months ended June 30, 2011, costs normally charged to cost of goods sold were charged to general and administrative due to the lack of sales during the period.  Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited.  These fees are computed as a percentage of operating profits.  For the three months ended June 30, 2012 and 2011, we incurred approximately $148,000 and $0, respectively in operational support fees.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest on the Cordillera Fund, L.P judgment. These debt facilities included stock or warrants issued as fees and the payment of other fees, which are amortized as part of interest expense. We incurred interest expense of approximately $5.3 million for the three months ended June 30, 2012 ($0.8 million from India loans and $4.5 million from North America loans) compared to approximately $3.6 million for the three months ended June 30, 2011 ($1.4 million from India loans and $2.2 million from North America loans).  The increase in interest is principally due to the revenue participation feature in our senior secured term loan.

●
During the three months ended June 30, 2012 we sold our land holdings in Sutton, Nebraska at a gain of $236,830.  During the three months ended June 30, 2011, we realized a loss of approximately $401,000 on the sale of land holdings in Danville, Illinois.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Substantially all of our revenues for the six months ended June 30, 2012 were derived from the sale of ethanol and WDG by our North America segment.

	Six Months Ended June 30 (in thousands)
	2012	2011	Increase/(Decrease)
North America	$83,951	$27,254	$56,697
India	4,525	738	3,787
Total	$88,476	$27,992	$60,484

North America.  The increase in revenues was attributable to the Keyes, CA plant, which restarted in late April 2011.  For the six months ended June 30, 2012, we generated 78% of revenues from sales of ethanol, 21% from sales of WDG, 1% from sales of corn oil and less than 1% from the sale of syrup.  For the six months ended June 30, 2011, we generated 82% of revenue from sales of ethanol, 17% from sales of WDG, and less than 1% from the sale of syrup.  For the six months ended June 30, 2012 and 2011 plant production, averaged 100%, and 85% of nameplate capacity, respectively.  Our production of ethanol increased by 248% during the six months ended June 30, 2012 compared to the same period of 2011 primarily resulting from a full six months of operations in 2012 compared to the partial period of operation and start-up considerations during the same period of 2011.  The price we received for ethanol decreased by 17% during this same period in 2011.

India.  The increase in revenues was attributable to increased sales of methyl ester as a result of the development of a sales channel for methyl ester into the chemical markets as well as sales of refined glycerin as a result of the completion of our glycerin refining unit.  Revenues included $1.8 million from sales of biodiesel, $1.1 million from sales of refined glycerin and $2.3 million from sales of Palm Olien, but partially reduced by $0.5 million from Palm Olien sales made at a higher than market rate to a customer to reduce prior accounts receivable.

Cost of Goods Sold

	Six Months Ended June 30 (in thousands)
	2012	2011	Increase/(Decrease)
North America	$87,920	$27,550	$60,370
India	4,835	805	4,030
Total	$92,755	$28,354	$64,400

North America.  The increase in cost of goods sold was attributable to the operation of the Keyes, CA plant for the entire period compared to approximately two months in 2011.  The plant was started in late April 2011.  We ground 269,523 tons of corn during the six months ended June 30, 2012 compared to 86,788 tons of corn during the six months ended June 30, 2011.  Our cost of corn decreased by 9% per ton during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

India.  The increase in costs of goods sold was directly attributable to an increase in sales of biodiesel, refined glycerin and palm olien.

Operating Expenses

R&D

	Six Months Ended June 30 (in thousands)
	2012	2011	Increase/(Decrease)
North America	$341	$104	$237
India	-	-	-
Total	$341	$104	$237

North America.  Our expenditures on R&D during the six months ended June 30, 2012 of $341,323 focused on the continuing development of our Z-Microbe technology to convert feedstock into non-petroleum based, renewable products such as rubber and nylons. We acquired the Z-Microbe technology and the research team as a result of the acquisition of Zymetis, Inc. in July 2011. We moved our integrated cellulose and starch ethanol equipment from our site in Butte, Montana to our ethanol plant in Keyes, California to begin ramping the technology for commercial scale deployment. In comparison, our principal area of spending for R&D during the six months ended June 30, 2011 was our integrated cellulose and starch ethanol commercial demonstration facility in Butte, MT. We incurred expenses of $103,968 during the six months ended June 30, 2011, from our Energy Enzymes scientists and Keyes plant operations personnel collaborating on commercializing the cellulosic and starch conversion technology near our Keyes ethanol production facility.

SG&A

	Six Months Ended June 30 (in thousands)
	2012	2011	Increase/(Decrease)
North America	$4,109	$3,651	$458
India	266	453	(187)
Other	-	(11)	11
Total	$4,375	$4,093	$282

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  The increase in SG&A was primarily attributable to (i) an increase in compensation expense related to the addition of management and administrative personnel at the Keyes plant; and (ii) an increase in ethanol and WDG sales and marketing expenses.  Compensation expense rose from $1.5 million for the six months ended June 30, 2011 to $1.6 million for the six months ended June 30, 2012.  We paid $447,225 in marketing fees during the six months ended June 30, 2011 compared to $1.1 million during the six months ended June 30, 2012.

India.  The increase in SG&A in the six months ended June 30, 2012 was primarily attributable to the spending associated with significantly higher levels of sales of methyl ester and refined glycerin causing higher operating expenses.  Our single largest expenses in SG&A are the operational support fees paid to Secunderabad Oils Limited.  These fees are computed as a percentage of operating profits.  For the six months ended June 30, 2012 and 2011, we incurred approximately $88,000 and $42,000, respectively in operational support fees.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included stock and warrants  issued as fees and the payment of other fees, which are amortized as part of interest expense. We incurred interest expense of $9.3 million for the six months ended June 30, 2012 ($1.6 million from India loans and $7.7 million from North America loans) compared to $5.8 million for the six months ended June 30, 2011 ($2.5 million from India loans and $3.3 million from North America loans). The increase in interest is principally due to the revenue participation feature in our senior secured term loan.

●
During the six months ended June 30, 2012 we sold our land holding in Sutton, Nebraska at a gain of $236,830.  During the six months ended June 30, 2011, we realized a loss of approximately $401,000 on the sale of land holdings in Danville, Illinois.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $102,873 at June 30, 2012, of which $83,700 was held in our North American entities and $19,173 was held in our Indian subsidiary. Our current ratio at June 30, 2012 was 0.15 compared to a current ratio of 0.24 at December 31, 2011. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, cash generated from operations, and any additional funds raised through sales of equity.

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

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$102,873	$249,466
Current assets (including cash, cash equivalents, and deposits)	5,442,634	7,128,916
Current liabilities (including short term debt)	35,836,605	29,428,067
Short and long term debt	$39,171,963	$29,646,435

Changes in Working Capital and Cash Flows

Current and long term debt increased primarily (i) due to accrued fees and interest in the amount of $4.2 million associated with borrowings to retrofit the Keyes plant and, (ii) additional borrowings under subordinated debt in the amount of $5.5 million to fund losses from operations.

Current liabilities increased primarily due to vendor trade credit received in connection with the operation of the Keyes plant of $2.6 million and borrowings under loans. Current assets decreased primarily due to a decrease in inventory as a result of lower levels of raw materials, principally, denaturant and chemicals, at our Keyes plant and lower levels of biodiesel at our Kakinada plant.

Cash used in operating activities of $5.0 million resulted primarily from our (i) consolidated net loss of $18.1 million, (ii) non-cash adjustments to net loss of $4.6 million, (iii) inventory decrease of $0.8 million, (iv) accounts payable increase of $2.7 million, and (v) accrued interest expense increase of $4.6 million.

Cash (used in) our investing activities was insignificant and resulted mainly from (ii) proceeds from the sale of land in Sutton, NE of $1.1 million offset by (ii) purchase of oil separation equipment of $0.7 million.

Cash provided by financing activities of $4.3 million resulted primarily from borrowings under subordinated debt and working capital facilities.

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

Effective July 6, 2012 we are required to (i) maintain a minimum amount of Free Cash Flow of not less than $1.5 million at the end of each fiscal quarter, (ii) debt to value ratio of 75% tested semi-annually, (iii) minimum quarterly ethanol production of not less than 14 million gallons per quarter, and (iv) limit purchases of capital expenditures to not more than $50,000 per quarter.  In addition, we are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness or specific subordinated indebtedness) absent the lender’s prior consent. Our obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender.

On October 18, 2012, Third Eye Capital agreed to (i) extend the maturity date of the Existing Notes to July 6, 2014; (ii) increase the amount of the Revolving Loan Facility by $6,000,000, to a total of $24,000,000; (iii) modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving notes; (iv) grant waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agreed to accrue interest until the earlier of certain events described in the Limited Waiver of February 1, 2012.  In consideration for the Limited Waiver and Amendment, the Borrowers, among other things, agreed to pay the Lenders a waiver fee in the amount of $4,000,000; and (ii) cash in the amount of $28,377 for certain unreimbursed costs. After paying the $4 million waiver fee, $2 million remained available for future draws on the Revolving Loan Facility.

Notes Payable to Related Parties

In 2008, we entered into a Revolving Line of Credit Agreement with Laird Cagan in the amount of $5,000,000 secured by certain investments, intellectual property, securities and other collateral of ours, excluding the collateral securing our obligations with Third Eye Capital and the collateral securing our obligations with the State Bank of India. The Revolving Line of Credit bears interest at the rate of 10% per annum and matured on July 1, 2012. As of June 30, 2012, the remaining amount due and payable was $5,251,371. On September 30, 2011, Mr. Cagan transfered ownership to McAfee Capital, LCC (62.35%) , Clyde Berg (6.18%), and Mougins Capital (5.11%).

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

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting during the quarter ended June 30, 2012, in response to the identified material weaknesses.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. In addition, although we have implemented remedial measures to address all of the identified material weaknesses as discussed below, our assessment of the impact of these measures has not been completed as of the filing date of this report.

As part of our ongoing remedial efforts, we have, among other things:

●	expanded our accounting policy and controls organization by creating and filling new positions with qualified accounting and finance personnel;

●	increased our efforts to educate both our existing and expanded accounting policy and control organization on the application of the internal control structure,

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

During the quarter ended June 30, 2012, 37,941 shares of employee stock options were exercised at a weighted average market price per share of $0.77 and at a weighted average exercise price per share of $0.17.

For the three and six months ended June 30, 2012, Note investors exercised 166,667 and 403,334 warrant shares convertible into Aemetis common stock, respectively, both groups of exercised shares had a weighted average exercise price of $0.001 per share.

These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including Regulation D or Regulation S, as promulgated thereunder.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES.

No unresolved defaults on senior securities occurred during the three months ended June 30, 2012.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

Date: October 31, 2012	By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer
(Principal Executive Officer)