Form 10-Q
period 2012-09-30
AEMETIS, INC
filed 2012-11-19
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012
or

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

The number of shares outstanding of the registrant’s Common Stock on November 16, 2012 was 170,548,507 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2012

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

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to Aemetis, Inc., who also was formerly known as AE Biofuels, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
	unaudited	audited
Assets
Current assets:
Cash and cash equivalents	$77,667	$249,466
Accounts receivable, less allowance of $201,890 and $143,089, respectively	1,887,359	1,379,668
Inventories	4,006,467	3,981,997
Prepaid expenses	316,789	491,308
Other current assets	738,246	1,026,477
Total current assets	7,026,528	7,128,916

Property, plant and equipment, net	85,610,621	15,530,905
Assets held for sale	-	885,000
Goodwill and intangible assets	2,767,994	2,767,994
Other assets	3,442,591	905,106
Total assets	$98,847,734	$27,217,921

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	16,519,454	14,337,536
Current portion of long term secured notes	20,573,329	2,425,588
Secured notes, net of discount for issuance costs	5,767,941	5,161,191
Working capital loans and short-term notes	1,482,626	2,066,720
Mandatorily redeemable Series B convertible preferred stock	2,396,643	2,320,164
Other current liabilities	2,520,114	3,116,868
Total current liabilities	49,260,107	29,428,067

Long term debt:
Secured notes, net of discount for issuance costs	26,746,981	15,701,023
Related party line of credit, net of discount for issuance costs	5,076,679	4,291,913
Subordinated notes, net of discount for issuance costs	2,647,827	-
Seller note payable	3,737,080	-
Total long term debt	38,208,567	19,992,936

Commitments and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value; 7,235,565 authorized; 3,097,725 and 3,115,225 shares issued and outstanding, respectively (aggregate liquidation preference of $9,293,175 and $9,345,675 respectively)	3,097	3,115
Common stock, $0.001 par value; 400,000,000 authorized; 170,548,507 and 130,746,890 shares issued and outstanding, respectively	170,548	130,747
Additional paid-in capital	76,309,836	45,432,447
Accumulated deficit	(62,970,367)	(65,526,029)
Accumulated other comprehensive income	(2,134,054)	(2,243,362)
Total stockholders' equity/(deficit)	11,379,060	(22,203,082)

Total liabilities and stockholders' equity	$98,847,734	$27,217,921

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$53,408,202	$56,571,595	$141,883,844	$84,563,254

Cost of goods sold	55,670,850	55,789,374	148,425,944	84,144,500

Gross profit/(loss)	(2,262,648)	782,221	(6,542,100)	418,754

Research and development expenses	142,498	337,229	483,819	441,198
Selling, general and administrative expenses	2,551,415	2,212,510	6,926,751	6,305,201

Operating loss	(4,956,561)	(1,767,518)	(13,952,670)	(6,327,645)

Other income / (expense)
Interest income	348	351	2,536	7,168
Interest expense	(3,376,796)	(3,785,857)	(12,646,760)	(9,538,379)
Other income, net of expenses	54,219	4,070	(27,139)	82,308
Gain on bargain purchase	40,332,333	-	40,332,333	-
Loss on debt extinguishment	(11,385,468)	-	(11,385,468)	-
Gain/(loss) on sale of assets	-	-	236,830	(401,407)
Income/(loss) before income taxes	20,668,075	(5,548,954)	2,559,662	(16,177,955)

Income taxes	-	98,479	(4,000)	95,279

Net income/(loss)	$20,668,075	$(5,450,475)	$2,555,662	$(16,082,676)

Other comprehensive income/(loss)
Foreign currency translation adjustment	336,285	(727,992)	109,308	(723,737)
Comprehensive income/(loss)	$21,004,360	$(6,178,467)	$2,664,970	$(16,806,413)

Income/(loss) per common share
Basic	$0.12	$(0.05)	$0.02	$(0.17)
Diluted	$0.12	$(0.05)	$0.02	$(0.17)

Weighted average shares outstanding
Basic	168,583,985	100,446,788	144,405,805	95,757,503
Diluted	176,559,067	100,446,788	147,065,379	95,757,503

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2012	2011
Operating activities:
Net income/(loss)	$2,555,662	$(16,082,676)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	485,323	221,124
Depreciation	1,976,031	885,811
Inventory provision	150,271	-
Amortization of debt issuance discount	3,349,226	3,737,320
Loss on extinguishment of debt	11,385,468	33,926
(Gain)/loss on sale or disposal of assets	(188,208)	401,407
(Gain) on acquisition bargain purchase	(40,332,333)	-
Deferred tax liability	-	(98,479)
Changes in assets and liabilities, net of assets acquired in acquisitions:
Accounts receivable	2,607,319	(702,608)
Inventory	(167,115)	(4,436,268)
Prepaid expenses	179,584	(101,669)
Other current assets and other assets	189,619	(764,533)
Accounts payable	2,164,091	9,649,206
Accrued interest expense and fees, net of payments	3,551,372	4,603,570
Other liabilities	(384,941)	596,752
Net cash (used in) operating activities	(12,478,631)	(2,057,117)

Investing activities:
Capital expenditures	(1,289,881)	(2,517,883)
Proceeds from the sale of land	1,121,830	1,598,593
Acquisition of Cilion	(16,500,000)	-
Cash obtained through merger	-	1,451
Net cash (used in) investing activities	(16,668,051)	(917,839)

Financing activities:
Proceeds from borrowings under secured debt facilities	35,447,865	3,500,000
Repayments of borrowings under secured debt facilities	(8,962,259)	(1,944,994)
Proceeds from borrowings under unsecured short term notes and working capital lines of credit	5,625,275	5,658,030
Repayments of borrowings under working capital facility	(3,216,448)	(4,762,790)
Net cash provided by financing activities	28,894,433	2,450,246

Effect of exchange rate changes on cash and cash equivalents	80,450	54,830
Net cash (decrease) for period	(171,799)	(469,880)
Cash and cash equivalents at beginning of period	249,466	683,016
Cash and cash equivalents at end of period	$77,667	$213,136

Supplemental disclosures of cash flow information, cash paid:

Interest payments, net of capitalized interest of $0 in 2012 and $168,412 in 2011	2,090,096	811,128
Interest paid to related parties	155,612	94,186
Income taxes	3,200	3,200

Supplemental disclosures of cash flow information, non-cash transactions:

Issuance of shares for acquisition	15,600,000	1,890,135
Stock and warrants issued to pay interest and fees on borrowings	14,542,162	1,662,323
Payment of loans and fees by issuance of stock to related party	-	1,452,818
Beneficial conversion discount on related party debt	289,658	1,732,872
Seller note payable at fair value	3,583,714	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated Other Comprehensive Income/(loss)
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Total Dollars
	Shares	Dollars	Shares	Dollars

Balance at December 31, 2011	3,115,225	$3,115	130,746,890	130,747	$45,432,447	$(65,526,029)	$(2,243,362)	$(22,203,082)

Stock-based compensation	-	-	29,521	29	140,323	-	-	140,352
Shares issued to consultants	-	-	600,000	600	344,400	-	-	345,000
Shares issued to secured lender	-	-	17,699,172	17,698	13,607,213	-	-	13,624,911
Issuance and exercise of warrants	-	-	1,455,424	1,456	915,795	-	-	917,251
Beneficial conversion feature on related party note			-	-	289,658	-	-	289,658
Conversion of Series B preferred to common stock	(17,500)	(18)	17,500	18	-	-	-	-
Cilion, Inc. merger	-	-	20,000,000	20,000	15,580,000	-	-	15,600,000
Other comprehensive income	-	-	-	-	-	-	109,308	109,308
Net income	-	-	-	-	-	2,555,662	-	2,555,662

Balance at September 30, 2012	3,097,725	$3,097	170,548,507	$170,548	$76,309,836	$(62,970,367)	$(2,134,054)	$11,379,060

NOTES TO THE CONSOLIDATED CONDENSED AEMETIS, INC. FINANCIAL STATEMENTS

1.  Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc. (formerly AE Biofuels, Inc.), a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”):

●	Aemetis Americas, Inc. (formerly “American Ethanol, Inc.”), a Nevada corporation and its subsidiary AE Biofuels, Inc., a Delaware corporation;

●	Biofuels Marketing, a Delaware corporation;

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

●
AE Advanced Fuels, Inc., a Delaware corporation and its subsidiaries Aemetis Advanced Fuels Keyes, Inc. (formerly AE Advanced Fuels Keyes, Inc.), a Delaware corporation and Aemetis Facility Keyes, Inc., a Delaware corporation, and its subsidiary, EE Leasing, Inc., a California corporation.

●	Aemetis Advanced Fuels, Inc., a Nevada corporation.

Aemetis, Inc. is an international advanced fuels and specialty chemical company focused on the production of renewable fuels and chemicals and the acquisition, development and commercialization of innovative technologies that are substitutes for traditional petroleum-based products.  In 2010, the Company began retrofitting a 60 million gallon per year (MGY) ethanol production facility in Keyes, California and in April 2011 began full volume production of ethanol and wet distiller’s grain (WDG). In July 2012 the Company purchased the ethanol plant in Keyes, California from Cilion, Inc.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of September 30, 2012, the consolidated condensed statements of operations for the three and nine months ended September 30, 2012 and 2011, and the consolidated condensed statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. The consolidated condensed balance sheet as of December 31, 2011 was derived from the 2011 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2011 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited interim consolidated condensed financial statements as of September 30, 2012 and 2011 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2012 and 2011 have been prepared on the same basis as the audited consolidated statements as of December 31, 2011 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for any subsequent quarter or the full fiscal year or any future periods.

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

Basic and Diluted Net Income (Loss) per Share.  Basic income/(loss) per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted income/(loss) per share reflects the potential dilutive effect that could occur from common stock equivalents such as options, convertible debt, convertible preferred stock and warrants to the extent the impact is dilutive.  As the Company incurred net income for the three and nine months ended September 30, 2012, potentially dilutive securities have been included in the diluted net income per share computations. As the Company incurred net losses for the three and nine months ended September 30, 2011, potentially dilutive securities have been excluded from the diluted net loss per share computations, as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net income/(loss) per share calculation as of September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Aemetis Series B preferred	-	3,125,008
Aemetis Series B warrants	3,008	429,609
Aemetis Common stock options and warrants	1,776,067	7,187,734
Convertible interest & fees on related party note	1,029,973	33,734,053
Total number of potentially dilutive shares excluded from the diluted net income/(loss) per share calculation	2,809,048	44,476,404

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

Income Tax. The Company has not recorded an estimate for tax expense for the three and nine months ended September 30, 2012 due to the significant valuation allowance that remains on the balance sheet as of September 30, 2012.

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

●
The “India” operating segment encompasses the Company’s 50 MGY capacity biodiesel plant in Kakinada, India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

●	The “North America” operating segment includes the Company’s owned 60 MGY capacity ethanol plant in Keyes, CA and research and development labs in College Park, Maryland.
●	The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, and other corporate expenses.

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock and debt.  The fair value of the Company’s debt approximates its carrying value due to the extinguishment accounting that occurred during the quarter, which was based upon the borrowing rates the Company believes it could receive on comparable debt instruments. Fair value calculations are level 3 measures. The Company evaluates fair value on a regular bases. The fair value of all other financial instruments is estimated to be approximately the carrying value due to the short-term nature of these instruments.

Share-Based Compensation. The Company recognizes share-based compensation in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimate fair value of the Company’s share-based compensation awards at the time the awards are granted adjusted to reflect only those shares that are expected to vest.

2.  Inventory

Inventory consists of the following:

	September 30, 2012	December 31, 2011
Raw materials	$423,264	$628,366
Work-in-progress	1,769,224	2,056,771
Finished goods	1,813,979	1,296,860
Total inventory	$4,006,467	$3,981,997

As of September 30, 2012 and December 31, 2011, respectively, the Company recognized a lower of cost of market reserve relating to inventory of $150,271 and $223,069, respectively.

3.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2012	December 31, 2011
Land	$2,862,255	$667,008
Buildings	28,347,496	10,429,402
Production plant and equipment	55,267,000	—
Furniture and fixtures	378,226	152,373
Machinery and equipment	2,515,232	1,025,105
Leasehold and tenant improvements	—	2,800,339
Construction in progress	77,126	3,186,551
Total gross property, plant & equipment	89,447,335	18,260,778
Less accumulated depreciation	(3,836,714)	(2,729,873)
Total net property, plant & equipment	$85,610,621	$15,530,905

For the three months ended September 30, 2012 and 2011, the Company recorded depreciation expense of $1,211,565 and $341,153 respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded depreciation expense of $1,976,031 and $885,811, respectively.

As of September 30, 2012 and December 31, 2011, construction in progress includes $77,126 and $3,186,551, respectively, related to the Company’s India biodiesel pretreatment and glycerin processing facility.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Based on the evaluation, management has determined that no impairment existed as of December 31, 2011 and that no change in circumstances has come to the Company’s attention during the three months ended September 30, 2012 that would indicate the need to reevaluate long-lived assets for impairment.

4.  Notes Payable

	September 30, 2012	December 31, 2011
Third Eye Capital senior secured term note	$—	$7,092,514
Third Eye Capital existing term note	6,913,544	5,756,344
Third Eye Capital revolving credit facility	17,673,329	—
Third Eye Capital revenue participation converted to term note	7,737,484	5,277,753
Third Eye Capital acquisition term note	14,995,953	—
Cilion shareholder Seller note payable	3,737,080	—
State Bank of India secured term loan	5,767,941	5,161,191
Revolving line of credit - related party	5,076,679	4,291,913
Subordinated notes	2,647,827	—
Unsecured working capital loans and short-term notes	1,482,626	2,066,720
Total debt	66,032,463	29,646,435
Less current portion	27,823,896	9,653,499
Total long term debt	$38,208,567	$19,992,936

Third Eye Capital.  On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (AAFK), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital Corporation, as agent for the Note holders. Third Eye Capital extended credit in the form of (i) senior secured revolving loans in an aggregate principal amount of $18 million (“Revolving Credit Facility”); (ii) senior secured term loans in the principal amount of $10 million to convert the Revenue Participation agreement to a Note; and (iii) senior secured term loans in an aggregate principal amount of $15 million (“Acquisition Term Note”) used to fund the cash portion of the Merger.

In connection with the Amended and Restated Note Purchase Agreement, the Company evaluated the credit agreement for modification and extinguishment accounting. Based on the terms of the agreement, the Company accounted for the amendment under extinguishment accounting. In aggregate $11.4 million in extinguishment losses resulted from fair valuing the Notes and expensing fees charged as part of the agreement.

A.
Third Eye Capital Senior Secured Note.  Aemetis Inc. redeemed its Senior Secured Note on July 6, 2012 with a $7,336,671 draw on the Third Eye Capital Revolving Credit Facility. For the nine months ending September 30, 2012, the Company issued waiver and extension fee shares of 774,172.

B.
Third Eye Capital Existing Term Note.  As of September 30, 2012 and December 31, 2011 Aemetis Advanced Fuels Keyes had $6,913,544 and $5,756,344 in principal and interest outstanding net of unamortized debt issuance costs of $0 and $513,943, respectively. As part of the amendment, the maturity of the Note changed to July 6, 2014.  Interest on the term notes accrues at 14% on the unpaid principal balance and is payable monthly in arrears. An amendment in early October 2012 deferred the payments of principal and interest until February 2013, subject to acceleration upon certain conditions. Per the October 2012 amendment, in February 2013 monthly principal payments will equal the greater of $200,000, $0.05 per gallon produced from the Keyes ethanol plant, or 50% of free cash flow.

The Term notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures. Throughout the nine months ending September 30, 2012, the Company was in violation of certain covenants, which have been waived by the note holders and was required to issue stock to extend the maturity dates of the term notes.  As a result, during nine months ended September 30, 2012, the Company issued 1,925,000 shares of common stock with a fair value at time of issuance of $1,292,600 and, in addition, paid or accrued cash in the amount of $1,150,400 as waiver or extension fees to the note holders on this Note.

C.
Revolving Credit Facility. On July 6, 2012 Aemetis Advanced Fuels Keyes entered into a Revolving Credit Facility with a commitment of $18 million. Interest on the credit facility accrues at the prime rate plus 13.75%, which was 17% as of September 30, 2012, and is payable monthly in arrears and matures on July 6, 2013. As of September 30, 2012 Aemetis Facility Keyes had $17,673,329 in principal and interest outstanding on the credit facility, net of unamortized debt issuance costs of $1,183,450. On October 18, 2012 an amendment increased the credit commitment to $24 million.

D.
Third Eye Capital Revenue Participation Term Note. On July 6, 2012 Aemetis Advanced Fuels Keyes entered into a $10 million Revenue Participation Note and issued 15 million shares of Company common stock in exchange for the defeasance of the revenue participation arrangement under the Existing Term Notes agreement. The Revenue Participation Note bears interest at 5% per annum with an additional 6% default, if the Company is unable to comply with covenants, and matures on July 6, 2014. As of September 30, 2012 the Note’s unamortized fair value discount had a balance of $2,303,612.

E.
Third Eye Capital Acquisition Term notes.  On July 6, 2012 Aemetis Advanced Fuels Keyes loaned $15 million to fund the cash portion of the merger and acquisition with Cilion, Inc. Interest on the Acquisition Term note accrues at the prime rate plus 10.75%, which was 14% as of September 30, 2012, and matures on July 6, 2014. As of September 30, 2012 Aemetis Facility Keyes had $14,995,953 in principal and interest outstanding net of unamortized fair value discount of $1,676,650.

The Third Eye Capital notes are secured by first-lien deeds of trust on all real and personal property, and assignment of proceeds of all government grants, guarantees from Aemetis, Inc. The Term Notes and the Senior Secured Notes contain cross-collateral and cross-default provisions. McAfee Capital, solely owned by Eric McAfee, provided a guaranty of payment and performance secured by shares owned by the Guarantor. In addition, Eric McAfee provided a $10 million personal guarantee plus reimbursement to the Note holders on any interest and expenses incurred enforcing the Guaranty.

Cilion Shareholder Seller note payable. As part of the Cilion merger on July 6, 2012, Aemetis Advanced Fuels Keyes provided $5 million in Seller note payable to Cilion shareholders as merger compensation.  In addition, Cilion shareholders received $16.5 million in cash and 20 million shares in Aemetis parent company common stock from the merger. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes and Revolving Credit Facilities have been paid in full. The fair value rate on the deferred arrangement was calculated using a 22% effective discount rate to generate the unamortized balance of $1,298,262. As of September 30, 2012, $35,342 in interest has been accrued against the deferred agreement.

State Bank of India Secured term loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6 million.  The term loan matures in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

In July 2008 the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $270,000, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of September 30, 2012 the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.

The principal payments scheduled for June 2009 through September 2012 were not made. The term loan provides for liquidating damages at a rate of 2% per annum for the period of default. For the three months and nine months ending September 30, 2012, UBPL recognized interest expense of $190,494 and $568,184, respectively on the State Bank of India secured term loan.

On October 7, 2009, UBPL received a demand notice from the State Bank of India.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 Crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009.  As of September 30, 2012, UBPL was in default on thirty-four months of interest, twelve principal repayments, and all covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan since the principal payments have been in default since June 2009.  As a result the Company has classified the entire loan amount as current.  State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5 million against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of Factory land for which counter reply is yet to be filed by APIIC.  In the case that the Company is unable to prevail with its legal case, DRT may pass a Decree for recovery of due amount, which will impact operations of the company including action up to seizing company property for recovery of their dues. As of September 30, 2012 and December 31, 2011, the State Bank of India loan has accrued interest of $2,066,944 and $1,485,614 less unamortized issuance discount of $7,450 and $14,902, respectively.

Revolving line of credit – related party.  The Company has a subordinated Revolving Line of Credit Agreement with Mr. Cagan for $5 million includes accrued interest of $1,028,386 and $1,428,403 less unamortized issuance discount of $476,349 and $873,292 as of September 30, 2012 and December 31, 2011, respectively. The Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2014, after a two-year extension effective July 1, 2012. A five percent extension fee in the amount of $262,919 was accrued as part of the agreement. The extension fee has the same conversion right as accumulated interest on the credit arrangement. For nine months ended September 30, 2012 and 2011 cash interest payments of $155,612, and 94,186, respectively, were made against the outstanding loan balance. No shares were issued during the three and nine months ended September 30, 2012 based on the loan holder’s right to convert certain interest and fees into common stock of the Company based on the Company’s average trailing twenty-two days of stock price. As of September 30, 2012 and December 31, 2011 unpaid interest and fees of $787,840 and $524,921, respectively, remain convertible.

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

During the three and nine months ended September 30, 2012, the Company made principal payments to Secunderabad of approximately $81,800 and $2,213,503, respectively, under the agreement and interest payments of approximately $58,900 and $175,050, respectively, for working capital funding.  During the three and nine months ended September 30, 2011, the Company made principal payments to Secunderabad of approximately $4,332,700 and $4,855,270, respectively, under the agreement and interest payments of $1,941 and $4,544 respectively, for working capital funding.  At September 30, 2012 and December 31, 2011 the Company had $1,042,094 and $2,139,519 outstanding under this agreement, respectively, and included as current short-term borrowings on the balance sheet.

Subordinated Notes and Warrant Purchase Agreements. On January 6 and January 9, 2012, Aemetis Advanced Fuels Keyes, Inc. entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which AAFK sold 5% Subordinated Promissory Notes in the aggregate principal amount of $3 million. As of  September 30, 2012 and December 31, 2011 Notes include accrued interest of $112,253 and $0 less unamortized issuance discount of $464,426 and $0, respectively. The Notes included 5-year warrants exercisable for 1 million shares of Aemetis common stock. Interest is due at maturity. The Promissory Notes are guaranteed by Aemetis and are due and payable upon the earlier of (i) December 31, 2013; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. Neither AAFK nor Aemetis may make any principal payments under the Promissory Notes until all loans made by Third Eye Capital to AAFK are paid in full.

On May 31, 2012, Aemetis Advanced Fuels Keyes, Inc. (AAFK) entered into additional Notes and Warrant Purchase Agreements with an accredited investors and related party. AAFK sold 5% Subordinated Promissory Notes in the aggregate principal amount of $600,000 to the accredited investor and $110,000 to the related party Laird Cagan. The accredited investor received 5-year warrants exercisable at $0.001 per share for 200,000 shares of Aemetis common stock. Laird Cagan received one warrant for every three dollars of principal loaned or 36,667 warrants with 5-year exercise rights at $0.001 per share. Both the accredited investor Note and Laird Cagan Subordinated Promissory Note agreements mature on December 31, 2013.

At September 30, 2012 the Company had $2,647,827 in principal and interest outstanding, net of unamortized discount issuance costs of $464,426 under these agreements.

Scheduled Debt Repayments

Subsequent to September 30, 2012, the Third Eye Capital notes were amended to extend the maturities.  See Note 11, Subsequent Events for details.  Scheduled debt repayments for all loan obligations as of September 30, 2012, including the amended maturity dates, follows:

For the twelve months ending	Debt Repayments
2013	$27,823,896
2014	35,721,487
2015	2,487,080
Total	$66,032,463

5.  Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of September 30, 2012 are adjusted for the elimination of the inter-company Keyes lease payments through the merger discussed in Note 11 Subsequent Events. See following for future minimum lease payments.

For the twelve months ended September 30	Future Rent Payments
2013	411,742
2014	373,147
2015	240,188
Total	$1,025,077

For the three and nine months ended September 30, 2012, the Company recognized net rent expense of $104,202 and $1,771,685, respectively, under existing operating leases.  For the three and nine months ended September 30, 2011, the Company recognized net rent expense of $817,648 and $2,450,348, respectively, under existing operating leases.

On July 6, 2012, Aemetis, Inc. acquired the Keyes, CA ethanol plant. As a result, future lease payments will be eliminated during consolidation.  Prior to the plant purchase, lease payments were $250,000 per month.

6.  Outstanding Warrants

For the three and nine months ended September 30, 2012, the Company issued 0 and 1,370,000 common stock warrants, respectively, which have the potential to enhance returns for accredited investors who enter additional Notes and Warrant Purchase Agreements with accredited investors and a related party. The accredited investors received 5-year warrants exercisable at $0.001 per share.

For the three and nine months ended September 30, 2012, Note investors exercised 833,333 and 1,236,667 warrant shares, respectively, both groups of exercised shares had a weighted average exercise price of $0.001 per share.

For the three and nine months ended September 30, 2012, 6,125 and 392,479 warrants for Series B Preferred stock expired, respectively, both groups of expired shares had a weighted average exercise price of $3.00 per share.

A summary of warrant activity for the nine months ended September 30, 2012 is as follows:

Preferred Stock	Warrants Issued & Outstanding	Weighted - Average Exercise Price	Warrants Issued & Exercisable	Average Remaining Term in Years
Outstanding December 31, 2011	392,479	$3.000	392,479	0.25
Expired	(363,282)	3.000	(363,282)	-
Outstanding March 31, 2012	29,197	3.000	29,197	0.27
Expired	(23,072)	3.000	(23,072)	-
Outstanding June 30, 2012	6,125	3.000	6,125	0.13
Expired	(6,125)	3.000	(6,125)	-
Outstanding September 30, 2012	-	$-	-	-

Common Stock	Warrants Issued & Outstanding	Weighted - Average Exercise Price	Warrants Issued & Exercisable	Average Remaining Term in Years
Outstanding December 31, 2011	1,428,590	$0.790	1,428,590	3.34
Expired	(5,000)	3.000	(5,000)	-
Granted	1,000,000	0.001	1,000,000	-
Exercised	(166,667)	0.001	(166,667)	-
Outstanding March 31, 2012	2,256,923	0.220	2,256,923	3.56
Granted	370,000	0.001	370,000	-
Exercised	(236,667)	0.001	(236,667)	-
Outstanding June 30, 2012	2,390,256	0.200	2,390,256	3.40
Exercised	(833,333)	0.001	(833,333)	-
Outstanding September 30, 2012	1,556,923	$0.310	1,556,923	2.80

7.  Agreements

Working Capital Arrangement. On March 9, 2011, the Company entered into a Purchasing Agreement and Corn Procurement and Working Capital Agreement with J.D. Heiskell & Company. Pursuant to the terms of the agreement, J.D. Heiskell agrees to supply the Company with whole yellow corn for the ethanol plant commencing with the first delivery of corn to the Gilbert facility and currently ending December 31, 2012. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company. Heiskell agrees to sell all WDGS and Syrup to A.L. Gilbert as the primary customer and exclusive marketer for the WDGS. These Corn Supply, Working Capital and Purchasing agreements are ordinary purchase and sale agency agreements for an ethanol plant. See following for the J.D. Heiskell Purchasing Agreement, Corn Procurement, Working Capital Agreement activity as invoiced net of marketing and monthly true-up accounting for the three and nine months ending September 30, 2012 and 2011.

	3 months ending September 30, 2012	3 months ending September 30, 2011	9 months ending September 30, 2012	9 months ending September 30, 2011
Ethanol sales	37,386,793	42,333,207	100,504,700	64,236,601
Wet distiller's grains sales	10,665,481	7,742,711	26,606,536	11,857,903
Corn oil	501,991	-	668,500	-
Com purchases	46,299,261	43,016,152	120,730,538	69,309,030
Accounts receivable	1,414,625	538,143	1,414,625	538,143

Ethanol Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing. Under the terms of the Amendment and subject to meeting certain conditions, the agreement to market ethanol for the Company extends until August 31, 2013 with an automatic one-year renewal thereafter.

Acquisition of Cilion. On July 6, 2012, the Company acquired Cilion, Inc. through a merger. Cilion, Inc. leased the Keyes ethanol plant to Aemetis prior to the merger.

At the effective time of the Merger, each issued and outstanding share of Cilion Preferred Stock was automatically converted into the right to receive an aggregate of (a) $16,500,000 and (b) 20 million shares of Aemetis common stock and (c) the right to receive an additional cash amount of $5 million plus interest at the rate of 3% per annum, which is payable upon the satisfaction by the Company of certain conditions set forth in the merger agreement.

The fair value of the Seller note payable was determined by discounting the anticipated cash flow stream at an estimated market rate of interest based on potential payment timing. The merger agreement is the basis for determining the amount of the payment. The $5 million Seller note payable is payable when the TEC loans have been satisfied. The Company anticipates the Seller note payable will be redeemed after satisfaction of amounts owed under senior secured debt arrangements with TEC. Management projects full satisfaction of the TEC obligations will occur within the next two to three years.

The preliminary acquisition date fair value of consideration for Cilion, Inc. is recapped below based on the trading value of the stock at the time of the acquisition and the expected fair value of the Seller note payable (in thousands):

Cash	$16,500
Fair value of shares issued	15,600
Seller note payable	3,584
$35,684

The preliminary acquisition date fair value of the net assets acquired in the Cilion acquisition, based on their estimated fair values as of July 6, 2012, are set forth below (in thousands):

Tangible Assets:
Accounts receivable	$3,114
Prepaid assets	5
Equipment held for resale	1,367
Property, plant and equipment	70,464
Other assets	147
Total Tangible Assets Acquired	75,097

Liabilities Assumed
Accounts payable	(6)

Identified Intangible Assets
Permits	926
Total Enterprise Value	$76,017

As of September 30, 2012, the purchase price allocation for all as property and equipment, Seller note payable and gain on bargain purchase price was provisional and had not yet been finalized due to final valuation reports not yet available.  The amounts and final allocation will be completed in 2012. The Company believes the Cilion shareholders valued the equity component of the consideration higher than the current quoted market price. The Company believes the lower market share price is due to the recent lack of information available to the market and the Cilion shareholders valued Aemetis common stock at value higher than the current trading price on the OTC market, giving rise to the gain on bargain purchase accounting treatment of $40.3 million.

8.  Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance.  Currently, the CODM is the Chief Financial Officer.

Aemetis recognized three reportable geographic segments: “India”, “North America” and “Other.”

The “India” operating segment encompasses the Company’s 50 MGY capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.  The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

The “North America” operating segment includes the Company’s owned ethanol plant in Keyes, California and its technology lab in College Park, Maryland.  As the Company’s technology gains market acceptance, this business segment will include its domestic commercial application of cellulosic ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, executive compensation and other corporate expenses.

Summarized financial information by reportable segment for the nine and three month ended September 30, 2012 and September 30, 2011 follow:

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011

Statement of Operations Data
Revenues
India	$2,023,165	$4,393,737	$6,547,971	$5,132,313
North America	51,385,037	52,177,858	135,335,873	79,430,941
Other	-	-	-	-
Total revenues	$53,408,202	$56,571,595	$141,883,844	$84,563,254

Cost of goods sold
India	$1,937,563	4,172,298	$6,771,935	4,976,761
North America	53,733,287	51,617,076	141,654,009	79,167,739
Other	-	-	-	-
Total cost of goods sold	$55,670,850	$55,789,374	$148,425,944	$84,144,500

Gross loss
India	$85,602	$221,439	$(223,964)	$155,552
North America	(2,348,250)	560,782	(6,318,136)	263,202
Other	—	—	—	—
Total gross loss	$(2,262,648)	$782,221	$(6,542,100)	$418,754

India. During the nine months ended September 30, 2012, Panama Petro Chem Limited accounted for 12 percent of total product sales through its purchases of biodiesel. For the first nine months of 2012, the India segment sold to the domestic market with the following mix of products:  refined palm oliens (45%), biodiesel (34%), refined glycerin (20%) and scrap (1%).

North America: In 2011 and year-to-date through September 30, 2012, all of the Company’s revenues from sales of ethanol, distiller’s grains were sold to J.D. Heiskell pursuant to the Corn Procurement and Working Capital Agreement established between the company and J.D. Heiskell. During the second quarter of 2012 corn oil was added to the product mix. The Company handles the marketing of corn oil directly.  Sales to J.D. Heiskell accounted for 90% of the Company’s consolidated revenues for the first nine months of 2012.

Total assets consist of the following:

	September 30, 2012	December 31, 2011
India	$15,577,444	$15,654,763
North America (United States)	83,270,290	11,563,132
Other	-	26
Total Assets	$98,847,734	$27,217,921

9.  Related Party Transactions

As of September 30, 2012 and December 31, 2011, the Company owed Eric McAfee, CEO of the Company, and McAfee Capital, solely owned by Eric McAfee, $1,243,390 and $1,233,491 in connection with employment agreements and expense reimbursements, which were included in accrued expenses and accounts payable on the balance sheet.

10.  Contingencies

On August 21, 2012, UBS Securities, Inc. filed a complaint in the United States District Court for the Southern District of New York against the Company.  The complaint seeks damages based on a breach of contract theory. The Company filed its answer on September 25, 2012.  Because of the early stage of the action, the Company is unable to state whether an unfavorable outcome is either probable or remote or the amount of or range of potential loss, if the outcome should be unfavorable.  The Company intends to defend itself vigorously.

11.  Subsequent Events.

Third Eye Capital Debt Agreements

On October 18, 2012, Third Eye Capital agreed to (i) extend the maturity date of the Existing Notes to July 6, 2014; (ii) to increase the amount of the Revolving Loan Facility by $6 million, to a total of $24 million; (iii) to modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving notes; (iv) granted waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agreed to defer interest payments until the earlier of certain events described in the Limited Waiver or February 1, 2013. In consideration for the Limited Waiver and Amendment, the Borrowers, among other things, agreed to pay the Lenders a waiver fee in the amount of $4 million; and (ii) cash in the amount of $28,377 for certain unreimbursed costs. After paying the $4 million waiver fee, $2 million remained available for draw on the Revolving Loan Facility.

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

Stock Option Awards

On November 5, 2012, the Company awarded 3,532,500 shares of common stock options to employees, consultants and Board members.  All grants were awarded at $0.55 per share.

Note Purchase Agreements

On October 17, 2012, AE Advanced Fuels, Inc., a subsidiary of Aemetis, Inc. entered into and received initial funding of $1,000,000 pursuant to a Note Purchase Agreement with Advanced BioEnergy, LP, a California limited partnership.  AE Advanced Fuels, Inc. may issue up to $36 million 3% subordinated convertible promissory notes each in the amount of $500,000 due and payable four years from the date of the Note and convertible during the last year of the note at a conversion rate of $3.00 per share.

12.  Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses and negative cash flow and currently has a working capital deficit. The Company has been reliant on their senior secured lender to provide additional funding requirements when cash flows do not support the payment requirements on the Company’s debt. Although the current agreements in place with this lender do not require any payments or covenant requirements through February 2013, the continuation of the Company depends on management being able to maintain this relationship with the lender or find other financing options to provide cash as the company expands its technologies. Management’s plans to continue to operate the Company include:

●	The acquisition of Cilion provided the Company with a substantial asset to use as collateral both with their current lender and with future financings.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with the Aemetis, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of Aemetis, Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under “Part II — Other Information, Item 1A. Risk Factors”, and in other reports we file with the SEC, specifically our most recent “Annual Report on Form 10-K.” All references to years relate to the calendar year ended December 31 of the particular year.

Overview

We are an international advanced fuels and specialty chemical company focused on the production of renewable fuels and chemicals and the acquisition, development and commercialization of innovative technologies that are substitutes for traditional petroleum-based products and non-food feedstock conversion of traditional ethanol and biodiesel plants using our operating ethanol and biodiesel facilities. We own and operate a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel) and crude and refined glycerin.  We also own and operate a plant in Keyes, CA where we manufacture and produce ethanol, wet distillers’ grain (WDG) and corn oil.

On July 6, 2012, we acquired Cilion, Inc., the owner of the plant.  In addition, our research team is working to commercialize our proprietary microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

Results of Operations Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and oliens in India. During the quarter we installed and began operating corn oil separation equipment at the Keyes plant.  The corn oil is extracted during the evaporative process and sold as a ration supplementation to local animal feeding operators.

Our total revenues are summarized as follows:

Three Months Ended September 30 (in thousands)

	2012	2011	Increase/Decrease
North America	$51,385	$52,178	$(793)
India	2,023	4,394	(2,371)
Total	$53,408	$56,572	$(3,164)

North America.  For the three months ended September 30, 2012, we generated 75% of revenue from sales of ethanol, 23% from sales of WDG, 2% from sales of corn oil and less than 1% from the sale of syrup.  For the three months ended September 30, 2011, we generated 83% of revenue from sales of ethanol, 16% from sales of WDG, and less than 1% from the sale of syrup.  For the three months ended September 30, 2012 and 2011 plant production, during its period of operation, averaged 102%, and 103% of nameplate capacity, respectively.  Our production of ethanol decreased by 1.5% during the three months ended September 30, 2012 compared to the same period of 2011 primarily resulting from management decision to decrease production due to unfavorable margin.  The price we received for ethanol decreased by 11% during this same period.

India.  The decrease in revenues was primarily attributable to a decrease in sales of methyl ester as a result of a non-recurring international order during the three months ended September 31, 2011.  Revenues included $653,444 from sales of biodiesel, $357,174 from sales of refined glycerin and $970,352 from the sales of palm olien.  For the three months ended September 30, 2012 we sold 555 metric ton of biodiesel, 390 tons of refined glycerin and 1,086 tons of palm olien.

Cost of Goods Sold

Cost of goods sold are summarized as follows:

Three Months Ended September 30 (in thousands)

	2012	2011	Increase/Decrease
North America	$53,733	$51,617	$2,116
India	1,938	4,172	(2,234)
Total	$55,671	$55,789	$(118)

North America.  We ground 139,212 tons of corn during the three months ended September 30, 2012 compared to 141,451 tons of corn during the three months ended September 30, 2011.  Our cost of corn increased by 9% between the three months ended September 30, 2012 and 2011.

India.  The decrease in costs of goods sold was directly attributable to the decrease in sales of biodiesel during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  For the three months ended September 30, 2012 and 2011, we processed 926 and 1,284 metric tons of NRPO, respectively.  We produced 894 metric tons of refined palm oil during the three months ended September 30, 2012.

Operating Expenses

R&D is summarized as follows:

Three Months Ended September 30 (in thousands)

	2012	2011	Increase/Decrease
North America	$142	$337	$(195)
India	-	-	-
Total	$142	$337	$(195)

In July 2011 we acquired Zymetis, Inc., which included a small research and development team in College Park, Maryland.  The decrease in R&D expenses in our North America segment for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 reflects lower levels of investment in headcount and equipment to develop the proprietary microbial technology.

SG&A is summarized as follows:

Three Months Ended September 30 (in thousands)

	2012	2011	Increase/Decrease
North America	$2,371	$2,066	$305
India	180	147	33
Total	$2,551	$2,213	$338

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol, WDG and corn oil in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America: The increase in SG&A was primarily attributable to (i) an increase in compensation expense related to the addition of management and administrative personnel at the Keyes plant and the Cupertino office, (ii) an increase of approximately $101,000 in legal fees associated with the Cilion merger transaction, (iii) an increase of approximately $203,000 in accounting fees, and (iv) an offsetting decrease in ethanol and WDG sales and marketing expenses.  Compensation expense rose from approximately $656,000 for the three months ended September 30, 2011 to approximately $751,000 for the three months ended September 30, 2012.  Marketing fees of $701,389 were incurred during the three months ended September 30, 2012 compared to $804,000 during the three months ended September 30, 2011.

India: The increase in SG&A was primarily attributable to increased selling expense.  Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited.  These fees are computed as a percentage of operating profits.  For the three months ended September 30, 2012 and 2011, we incurred approximately $59,000 and $47,000, respectively in operational support fees.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest on the Cordillera Fund, L.P judgment. These debt facilities payments included stock and warrants issued as fees and cash payments for fees, which are amortized as part of interest expense. Currently, the debt facility for Universal Biofuels Pvt. Ltd. accrues interest at the default interest rate of 12 percent per annum. The Company incurred interest expense of approximately $3.4 million for the three months ended September 30, 2012 ($0.3 million from India segment loans and $3.1 million from North America loans) compared to approximately $3.8 million for the three months ended September 30, 2011 ($0.6 million from India loans and $3.1 million from North America loans).

●
On July 6, 2012 we acquired Cilion, Inc. through a merger.  The excess of the fair value of the assets acquired gave rise to a gain on bargain purchase accounting of $40.3 million during the three months ended September 30, 2012.

●
As a result of the July 6, 2012 Cilion merger financing, the Company incurred certain placement, redemption and waivers fees in exchange for extending the maturities of certain Existing Notes.  These changes in debt amounts and terms trigger testing the credit arrangements for modification and extinguishment accounting treatment. The remaining cash flows on the aggregate financing exceeded 10% resulting in the implementation of extinguishment accounting.  $11.4 million in net extinguishment losses resulted from; (i) the recognition of placement fees and unamortized debt issuance costs, and (ii) the recognition of Notes and redemption fees at fair value.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Substantially all of our revenues for the nine months ended September 30, 2012 were derived from the sale of ethanol and WDG by our North America segment.

Our total revenues are summarized as follows:

Nine Months Ended September 30 (in thousands)

	2012	2011	Increase/Decrease
North America	$135,336	$79,431	$55,905
India	6,548	5,132	1,416
Total	$141,884	$84,563	$57,321

North America.  The increase in revenues was attributable to the Keyes, CA plant, which was restarted in late April 2011.  For the nine months ended September 30, 2012, we generated 76% of revenues from sales of ethanol, 22% from sales of WDG, 1% from sales of corn oil and less than 1% from the sale of syrup.  For the nine months ended September 30, 2011, we generated 82% of revenue from sales of ethanol, 17% from sales of WDG, and less than 1% from the sale of syrup.  For the nine months ended September 30, 2012 and 2011 plant production averaged 101%, and 96% of nameplate capacity, respectively.  Our production of ethanol increased by 87% during the nine months ended September 30, 2012 compared to the same period of 2011 primarily resulting from a full nine months of operations in 2012 compared to the partial period of operation and start-up considerations during the same period of 2011.  The price we received for ethanol decreased by 16% during this same period.

India.  The increase in revenues was attributable to increased sales of methyl ester as a result of (i) the development of a sales channel for methyl ester allowing for sales into the chemical markets and (ii) the completion of our glycerin refining unit allowing for sales of refined glycerin as a new offering into the market.  For the nine months ended September 30, 2012, revenues included $1.9 million from sales of biodiesel, $1.4 million from sales of refined glycerin and $3.2 million from sales of RBD Palm Olien.

Cost of Goods Sold

Cost of goods sold are summarized as follows:

Nine Months Ended September 30 (in thousands)

	2012	2011	Increase/Decrease
North America	$141,654	$79,168	$62,486
India	6,772	4,977	1,795
Total	$148,426	$84,145	$64,281

North America.  The increase in cost of goods sold was attributable to the operation of the Keyes, CA plant for the entire period compared to approximately five months in 2011.  The plant was restarted in late April 2011.  We ground 408,736 tons of corn during the nine months ended September 30, 2012 compared to 228,239 tons of corn during the nine months ended September 30, 2011.  Our cost of corn decreased by 3% between the nine months ended September 30, 2012 and 2011.

India.  The most significant component of cost of goods sold is feedstock. For the nine months ended September 30, 2012 and 2011 our cost of goods increased proportionately with revenue due to the significance of the feedstock component in this category and our ability to broaden our offering of product to the market. For the nine months ended September 30, 2012 and 2011, we processed 894 and 5,925 metric tons of NRPO, respectively.

Operating Expenses

R&D is summarized as follows:

Nine Months Ended September 30 (in thousands)

	2012	2011	Increase/Decrease
North America	$484	$441	$43
India	-	-	-
Total	$484	$441	$43

North America:  Our expenditures on R&D during the nine months ended September 30, 2012 focused on the continuing development of our Z-Microbe technology to convert feedstock into non-petroleum based, renewable products such as rubber and nylons. We acquired the Z-Microbe technology and the research team as a result of the acquisition of Zymetis, Inc. in July 2011. We also moved our integrated cellulose and starch ethanol equipment from our pilot plant site in Butte, Montana to our ethanol plant in Keyes, California.

SG&A is summarized as follows:

Nine Months Ended September 30 (in thousands)

	2012	2011	Increase/Decrease
North America	$6,481	$5,717	$764
India	446	600	(154)
Other	-	(12)	12
Total	$6,927	$6,305	$622

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. The increase in SG&A was primarily attributable to (i) an increase in compensation expense related to in the addition of management and administrative personnel at the Keyes plant and the Cupertino offices, (ii) an increase in ethanol and WDG sales and marketing expenses.  Compensation expense rose from $2.1 million for the nine months ended September 30, 2011 to $2.3 million for the nine months ended September 30, 2012.  Marketing expense increased $570,224 during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

India.  The decrease in SG&A in the nine months ended September 30, 2012 was primarily attributable to the reclassification of certain components of cost of goods sold to general and administrative costs due to the lack of sales volume during the nine months ending September 30, 2011.  For the nine months ended September 30, 2012 and 2011, we incurred approximately $85,000 and $89,000, respectively in operational support fees.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities issued stock and warrants to pay fees. The stock and warrants are fair valued and amortized as part of interest expense.  Currently, the debt facility for Universal Biofuels Pvt. Ltd. accrues interest at the default rate of interest. The Company incurred interest expense of $12.6 million for the nine months ended September 30, 2012 ($1.9 million from India loans and $10.7 million from North America loans) compared to $9.5 million for the nine months ended September 30, 2011 ($3.1 million from India loans and $6.4 million from North America loans). The increase in interest in North America is principally due to the increase in revenue for the nine months ended September 30, 2012 and the related revenue participation feature that existed in our senior secured term loan through July 2012.  The increase in interest expense for our India segment is principally due to working capital borrowings for the nine months ended September 30, 2012 in support of international shipments. In addition, in the India segment subsidiary, International Biodiesel, Inc., recorded lower amortization of beneficial conversion feature-related interest expense in the nine months ended September 30, 2012 than the same period in 2011, due to a change in the conversion price agreement from $0.05 per share to the average of twenty-two days of trading.

●
On July 6, 2012 we acquired Cilion, Inc through a merger.  The excess of the fair value of the assets acquired over the value of the consideration given gave rise to a gain on bargain purchase accounting of $40.3 million during the nine months ended September 30, 2012.

●
During the nine months ended September 30, 2012 we sold our land holding in Sutton, Nebraska at a gain of $236,830.  During the nine months ended September 30, 2011, we sold our land holdings in Danville, Illinois at a loss of $401,407.

●
As a result of the July 6, 2012 Cilion merger financing, the Company incurred certain placement, redemption and waivers fees in exchange for extending the maturities of certain Existing Notes.  These changes in debt required the Company to test the credit arrangements for modification and extinguishment accounting treatment. The remaining cash flows on the aggregate financing exceeded 10% resulting in the implementation of extinguishment accounting.  $11.4 million in net extinguishment losses resulted from; (i) the recognition of placement fees and unamortized debt issuance costs, and (ii) the recognition of Notes and redemption fees at fair value.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $77,667 at September 30, 2012, of which $2,625 was held in our North American segment and $75,042 was held in our Indian segment. Our current ratio at September 30, 2012 was 0.14 compared to a current ratio of 0.24 at December 31, 2011. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, cash generated from operations, and any additional funds raised through sales of equity.

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

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$$77,667	$249,466
Current assets (including cash, cash equivalents, and deposits)	7,026,528	7,128,916
Current liabilities (including short term debt)	49,260,107	29,428,067
Short and long term debt	$66,032,463	$29,646,435

Changes in Working Capital and Cash Flows

Short and long term debt increased primarily (i) due to accrued fees and interest in the amount of $4.6 million primarily associated with borrowings on the Keyes plant, (ii) additional borrowings under subordinated debt in the amount of $3.0 million to fund losses from operations, (iii) acquisition of the Cilion ethanol plant in Keyes, California with an increase of approximately $16.5 million from loans to fund cash payment, and (iv) Seller note payable for Cilion shareholders fair valued at $3.58 million.

Current liabilities increased primarily due to large increase in the current portion of long term secured notes becoming due in July 2013 and vendor trade credit received in connection with the operation of the Keyes plant. Current assets decreased slightly, primarily due to decreases in inventory, prepaid expenses and cash, but partially offset by a $0.5 million increase in accounts receivable from our growth in sales in our Keyes ethanol plant.

Cash used in operating activities of $12.5 million resulted primarily from (i) a non-cash adjustment of $40.3 million for the bargain purchase gain on Cilion acquisition, (ii) partially offset by an increase by $11.4 million in a non-cash loss on extinguishment of debt, (iii) $2.1 million of non-cash depreciation, (iv) $2.6 million increase in accounts receivable (v) $2.2 million increase in trade payable, (vi) $3.5 million increase in accrued interest net of payments, and (vii) $385 thousand decrease in other liabilities.

Cash used in investing activities resulted from (i) the $16.5 million cash outlay for the purchase of the Keyes ethanol plant, (ii) purchase of oil separation equipment of $1.1 million, and (iii) proceeds from the sale of the Danville, Illinois land of $1.1 million.

Cash provided by financing activities of $28.9 million resulted primarily from $35.4 million in Third Eye Capital borrowings, which was primarily used to fund the acquisition of the Keyes ethanol plant, and $4.5 million in proceeds from borrowing under unsecured short term notes and working capital lines, which were partially offset by $10.7 million in payments on secured debt facilities and repayments of subordinated debt and working capital facilities of $1.5 million.

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

As disclosed in subsequent events, on October 18, 2012, Third Eye Capital agreed to (i) extend the maturity date of the Existing Notes to July 6, 2014; (ii) to increase the amount of the Revolving Loan Facility by $6 million, to a total of $24 million; (iii) to modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving notes; (iv) granted waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agreed to defer interest payments until the earlier of certain events described in the Limited Waiver or February 1, 2013. In consideration for the Limited Waiver and Amendment, the Borrowers, among other things, agreed to pay the Lenders a waiver fee in the amount of $4 million; and (ii) cash in the amount of $28,377 for certain unreimbursed costs. After paying the $4 million waiver fee, $2 million remained available for draw on the Revolving Loan Facility.

Notes Payable to Related Parties

In 2008, we entered into a Revolving Line of Credit Agreement with Laird Cagan, in the amount of $5 million secured by certain, investments, intellectual property, securities and other collateral of ours, excluding the collateral securing our obligations with Third Eye Capital and the collateral securing our obligations with the State Bank of India. The Revolving Line of Credit bears interest at the rate of 10% per annum and matured on July 1, 2012. As of September 30, 2012, the remaining amount due and payable was $5,076,679, net of $236,645 in discount issuance costs for amortization of an extension fee and $239,704 for unamortized beneficial conversion feature.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, the following represents our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: revenue recognition; recoverability of long-lived assets, convertible notes, business combinations and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting during the quarter ended September 30, 2012, in response to the identified material weaknesses.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. In addition, although we have implemented remedial measures to address some of the identified material weaknesses as discussed in the 2011 Annual Report on Form 10-K, our assessment of the impact of these measures has not been completed as of the filing date of this report.

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

No change in legal proceedings since the Company’s Annual Report on Form 10-K filed with SEC on October 31, 2012.

ITEM 1A.	RISK FACTORS.

No change in risk factors since the Company’s Annual Report on Form 10-K filed with SEC on October 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2012, in connection with its acquisition of Cilion, Inc., the Company issued 15 million shares of common stock to Third Eye Capital, acting as agent for the purchasers.

On July 6, 2012, also in connection with its acquisition of Cilion, Inc., the Company issued 20 million shares of common stock to former Cilion shareholders as purchase price consideration.

During the quarter ended September 30, 2012, stock option recipients exercised 218,757 shares of employee stock options were exercised for common stock at a weighted average exercise price per share of $0.17. In addition, 300,000 common shares were issued at market price per share of $0.61 to consultants in exchange for services rendered or to be rendered.

For the three and nine months ended September 30, 2012, Note investors exercised 833,333 and 1,236,667 warrant shares convertible into Aemetis common stock, respectively; the shares had a weighted average exercise price of $0.001 per share.

On November 5, 2012, the Company awarded 3,532,500 shares of common stock options to employees, consultants and Board members. All grants were awarded at $0.55 per share.

These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including Regulation D or Regulation S, as promulgated thereunder.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES.

No unresolved defaults on senior securities occurred during the three months ended September 30, 2012.

ITEM 4.	MINE SAFETY DISCLOSURE.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

Date: November 19, 2012	By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer
(Principal Executive Officer)