Form 10-K
period 2012-12-31
AEMETIS, INC
filed 2013-04-16
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $59,884,407 as of June 30, 2012 based on the average bid and asked price on the OTC Markets reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on April 9, 2013 was 184,657,889 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Aemetis operates in three reportable geographic segments: “North America,” “India,” and “Other.”  For revenue and other information regarding Aemetis’ operating segments, see Note 14. Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

2012 Highlights

North America

During the third quarter of 2012, we successfully completed the acquisition of the Keyes, CA ethanol plant through the merger with its owner, Cilion, Inc. The Keyes plant is a dry mill ethanol production facility currently utilizing corn as feedstock. In addition, the plant produces high quality wet distillers grains (WDG) and a small amount of condensed distillers soluble (CDS) and corn oil as byproducts of the ethanol production process, which are sold as a high protein, livestock feed supplement.

The plant is located adjacent to the Union Pacific Railroad and Highway 99, two major transportation arteries in California’s Central Valley region, providing convenient transportation to and from the plant for inbound feedstock and outbound feed and fuel.

During 2012, we produced four products at the Keyes plant: denatured ethanol, WDG, CDS and corn oil. In 2012 we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell. Small amounts of CDS were sold to various local third parties. Ethanol pricing is determined pursuant to a marketing agreement between the Company and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to Los Angeles, California, as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement between the Company and A.L. Gilbert Co., and is generally determined in reference to the price of dry distillers grains (DDG) and corn.

Aemetis intends to capitalize on the December 2012 EPA ruling establishing grain sorghum as an approved feedstock Pathway (in combination with biogas) for the production of Advance Biofuels and associated D5 Renewable Identification Numbers (RINs). Through its strategic location near the deep-water Port of Stockton and adjacent access to the Union Pacific railroad, Aemetis Keyes can procure grain sorghum from both international and domestic sources. Additionally, the Keyes facility has ready access to biogas for the production of Advanced Biofuels under the approved EPA Pathway. Aemetis has also entered into a multi-year contract with Chromatin, Inc., an advanced grain sorghum seed and technology provider, to establish a multi-thousand acre local grain sorghum growing program with California farmers in the state’s agricultural rich Central Valley. During the fourth quarter of 2012, we utilized 1,191 tons of grain sorghum as a feedstock with no noticeable change in our financial or economic results.

The following table sets forth information about our production and sales of ethanol and WDG in 2012.

	2012	2011	% Change
Ethanol
Gallons Sold (in 000s)	53,038	37,389	42%
Average Sales Price/Gallon	$2.50	$2.89	(14%)
WDG
Tons Sold (in 000s)	380	274	38%
Average Sales Price/Ton	$103.23	$85.37	21%

On January 15, 2013, we idled our ethanol production facility due to unfavorable margins and to conduct maintenance on the plant for the first time since commencing ethanol production in April 2011.

During 2012 we continued to spend research and development dollars furthering the development of advanced biofuels. In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  Our objective is to continue to look for ways to commercialize this technology to expand the production of cellulosic ethanol and other bio-chemicals in the United States.  We also continued the prosecution of our patents issued, patents pending and in-process R&D.

India

The market for biodiesel in 2012 was very challenging. The Company’s production of biodiesel decreased compared to 2011 primarily because in 2011 the Company had a non-recurring international order for 4,000tons. In 2012, our primary feedstock for the production of biodiesel continued to be NRPO, a byproduct of palm oil fractionation and a non-edible feedstock, which we sourced from suppliers in India.

The glycerin refining and oil pre-treatment units were completed in the first quarter of 2012. The glycerin refining unit enables us to produce and sell refined glycerin and the oil pre-treatment unit enables us to refine crude palm oil into natural refined palm oil (NRPO). In addition, in the first quarter of 2012, our India subsidiary received an Indian Pharmacopeia license, which enables it to sell refined glycerin to the pharmaceutical industry in India. With the completion of the plant’s glycerin refining and oil pre-treatment units in 2012, crude glycerin held in inventory or produced as a by-product of the biodiesel production was further processed into refined glycerin and crude palm oil was further processed into refined palm oil for sale to customers. During the portion of the year, we were able to process crude palm oil into NRPO (natural refined palm oil) at a more attractive margin than converting stearin into biodiesel. Additionally, crude glycerin was purchased on the open market and further processed to fill the demand for refined glycerin.

The following table sets forth information about our production and sales of biodiesel and crude and refined glycerin in 2012 and 2011.

	2012	2011	% Change
Biodiesel
Tons sold (1)	4,127	8,636	(52%)
Average Sales Price/Ton	$1,158	$1,001	15%
Crude Glycerin
Tons sold	9	23	(61%)
Average Sales Price/Ton	$2,171	$643	238%
Refined Glycerin
Tons sold	2,280	772	200%
Average Sales Price/Ton	$981	$787	25%
NRPO / Stearin
Tons Sold	6,552	588	1,079%
Average Sales Price/Ton	$994	$1,024	(7%)

(1)	1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

The plant was originally designed to include four production units: biodiesel, refined glycerin, oil refining and fractionation. To date, the biodiesel, refined glycerin and oil refining units have been completed. In order to complete the fractionation unit, the Company will need to purchase and install additional equipment at an additional cost of approximately $2 million.

During January 2013 the India government reduced subsidies for diesel by increasing the sales price of diesel to bulk purchasers (railways and state transportation corporations) to the market price and by increasing the sales price of diesel approximately 21% to other purchasers at the rate of 45 paise per liter per month until the price reaches the market price. The price transition is expected to take 18 months. Our biodiesel pricing is indexed to the price of petroleum diesel, and as such, the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations. Additionally, in February 2013, we resumed international shipments into the European markets. Anti-dumping proceedings in Europe have resulted in the reopening of the European-market for our biodiesel product with profitable margin.

Strategy

Our goal is to be a leader in the production of advanced fuels and specialty chemicals from renewable sources to meet increasing market demand for such products, and to reduce overall dependence on petroleum-based fuels and chemicals in an environmentally responsible manner.

North America

The Company owns and operates a 60 million gallon per year ethanol production facility located in Keyes, California. The facility has combined heat and power (CHP) through the use of a gas-powered steam turbine, and has zero water discharge. In addition to ethanol, the Keyes plant produces WDG, corn oil, and CDS, which are all sold to local dairies and feedlots for animal consumption. Key elements of our strategy include the following:

●
Leverage the December 2012 EPA ruling establishing grain sorghum as an approved feedstock Pathway (in combination with biogas) for the production of Advance Biofuels and associated D5 Renewable Identification Numbers (RINs).  Through its strategic location near the deep-water Port of Stockton and adjacent access to the Union Pacific railroad, Aemetis Keyes can procure grain sorghum from both international and domestic sources.  Additionally, the Keyes facility has ready access to biogas for the production of Advanced Biofuels under the approved EPA Pathway. Aemetis has also entered into a multi-year contract with Chromatin, Inc., an advanced grain sorghum seed and technology provider, to establish a multi-thousand acre local grain sorghum growing program with California farmers in the state’s agriculturally rich Central Valley.

●
Leverage the Keyes robust plant infrastructure and location for the development and production of additional Advanced Biofuels and renewable specialty chemicals. In 2007, we acquired patent-pending enzyme technology to enable the production of ethanol from a combination of starch and cellulose, or from cellulose alone, and in July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  Our objective is to continue to look for ways to commercialize this technology to expand the production of cellulosic ethanol and other bio-chemicals in the United States.

●
In August 2012, the Company signed a license agreement with Chevron Lummus Global (CLG) for the inexpensive, rapid production of renewable jet and diesel fuel by the conversion of existing biofuels and petroleum refineries.  The license agreement grants Aemetis Advanced Fuels Inc., a wholly-owned subsidiary of Aemetis, the use of the Biofuels ISOCONVERSION Process for the production of 100% drop-in renewable jet fuel and diesel in Aemetis biorefineries throughout North America.

India

The Company owns and operates a biodiesel production facility in Kakinada, India with a nameplate capacity of 150,000 metric tons per year. This facility is one of the largest biodiesel production facilities in India on a nameplate capacity basis. Our objective is to continue to capitalize on the substantial growth potential of the industry. Key elements of our strategy include the following:

●
Capitalize on the January 2013 announcement by the Government of India that took initial action to reduce the subsidies on the price of diesel. We plan to develop our marketing channels for the traditional bulk and transportation biodiesel markets, which now are more economically viable.

●
Expand alternative market demand for biodiesel and its byproducts. We plan to create additional demand for our biodiesel and its byproducts by looking for alternative markets. In 2011, we began selling biodiesel to textile manufacturers. In the first quarter of 2012, we completed glycerin refining and oil pre-treatment units and began selling refined glycerin to manufacturers of paints and adhesives. Also in 2011, we completed an oil pre-treatment unit, which enables us to convert crude palm oil into refined palm oil, which can either be sold or used to produce biodiesel. In 2012, our India subsidiary received an Indian Pharmacopeia license, which enables it to sell refined glycerin to the pharmaceutical industry in India.

●
Continue to pursue sales into international markets. We expect to increase sales by selling our biodiesel into the international market during the summer months, when biodiesel use in Europe increases with the onset of warmer weather. In 2012, we had no international sales, and, in 2011, we had two sales in the aggregate amount of $6.86 million into the European market. We currently have two 5,000 metric ton contracts for sales in February and April 2013 into the European market, and plan to pursue additional orders.

●
Diversify our feedstocks. We designed our Kakinada plant with the capability of producing biodiesel from multiple-feedstocks. In 2009, we began to produce biodiesel from NRPO. In 2011, we completed an oil pre-treatment unit, which enables us to convert crude palm oil into refined palm oil, which can either be sold or used to produce biodiesel.

Competition

North America

In 2012, there were over 200 commercial corn ethanol production facilities in operation in the U.S. with a combined production of nearly 13.3 billion gallons, according to the Renewable Fuels Association (RFA).  The production of ethanol is a commodity and producers compete on the basis of price.

India

With respect to biodiesel sold as fuel, we compete primarily with the producers of petroleum diesel, which are the three state-controlled oil companies: Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies: Reliance Petroleum and Essar Oil, all of whom have significantly larger market shares than we do and control a significant share of the distribution network. We compete primarily on the basis of price. The price of biodiesel is indexed to the price of petroleum diesel, which, during 2012, was set by the Indian government. In addition, the Indian government subsidizes state-controlled oil companies creating a disparity between the cost of oil on the open market and the price we can obtain from sales of biodiesel. In September 2012, the Indian government provided partial relief by raising the price of diesel by 5 rupee per liter. In January 2013, the India government again raised the price of bulk diesel by 21% or 9.3 rupee and provided for the phase-in of this pricing to the consumer at the rate of 45 paise per liter per month, until a market price is reached. We believe the increase in the price of diesel by the Indian government will have a positive affect on our margins and will increase the business, operating results and financial condition of our India segment during 2013.

With respect to biodiesel sold for manufacturing purposes, we compete with specialty chemical manufacturers primarily on the basis of price; and with respect to crude and refined glycerin, we compete with other glycerin producers and refiners primarily on the basis of price and product quality.

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

India

During 2012 two customers accounted for 45.8% of India sales through their purchase of Refined Palm Oil. One customer accounted for 10.7% of India sales through its purchase of biodiesel. In 2011, one customer accounted for approximately 70% of India revenues by purchasing biodiesel for export to Europe. The level of sales to any customer may vary from quarter to quarter.

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

India

In India, the price of biodiesel is based on the price of petroleum diesel, which is established by the India government. Biodiesel sold into Europe is based on the spot market price. We sell our biodiesel primarily to resellers, distributors and refiners on an as-needed basis. We have no long-term sales contracts. During January 2013 the Indian government reduced subsidies for diesel by increasing the sales price of diesel to bulk purchasers (railways and state transportation corporations) to the market price and by increasing the sales price of diesel approximately 21 percent to other purchasers at the rate of 45 paise per liter per month until the price reached the market price. Our biodiesel pricing is indexed to the price of petroleum diesel, and the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations.

Raw Materials and Suppliers

North America

In March 2011, we entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell. Pursuant to the agreement we agreed to procure whole yellow corn from J.D. Heiskell. We have the ability to obtain corn from other sources subject to certain conditions, however, in 2012, all of our corn requirements were purchased from Heiskell. Title to the corn and risk of loss passes to us when the corn is deposited in the weigh bin. We also intend to purchase grain sorghum, both domestic and international, from J.D. Heiskell. The initial term of the Agreement expired on December 31, 2012 and is automatically renewed for additional one-year terms, currently to December 31, 2013.

India

Surrounding our plant in Kakinada, India, a number of edible oil processing facilities produce NRPO as a byproduct. In 2012, 100% of our biodiesel was produced from NRPO, which we obtained from sources surrounding the plant. In addition to feedstock, our plant requires quantities of methanol and chemical catalysts for use in the biodiesel production process. These chemicals are also readily available and sourced from a number of suppliers surrounding the plant. We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

Sales and Marketing

North America

As part of our obligations under the Corn Procurement and Working Capital Agreement, in March 2011, we entered into a purchase agreement with Heiskell, pursuant to which we granted Heiskell exclusive rights to purchase 100% of the ethanol and WDG we produce at prices established by the Company, pursuant to marketing agreements with Kinergy and A.L. Gilbert. In turn, Heiskell agreed to resell all the ethanol to Kinergy (or any other purchaser we designate) and all of the WDG to A.L. Gilbert.

In March 2011, we entered into a WDG Purchase and Sale Agreement with A.L. Gilbert Company, pursuant to which A.L. Gilbert agreed to market on an exclusive basis all of the WDG we produce. The initial term of the Agreement expired on December 31, 2011 and is automatically renewed for additional one-year terms, currently to December 31, 2013.

In October 2010, we entered into an exclusive marketing agreement with Kinergy Marketing LLC to market and sell our ethanol. The initial term of the Agreement expires on August 31, 2013 and is automatically renewed for additional one-year terms.

India

We sell our biodiesel and crude glycerin (i) to end-users utilizing our own sales force and independent sales agents and (ii) to brokers who resell the product to end-users. We pay a sales commission on sales arranged by independent sales agents.

Commodity Risk Management Practices

North America

The cost of corn and the price of ethanol are volatile and are reasonably well correlated. We are, therefore, exposed to moderate commodity price risk. Our risk management strategy is to purchase corn and sell ethanol on a daily basis at the then prevailing market price. We monitor these prices weekly to test for an overall positive variable contribution margin. We periodically explore methods of mitigating the volatility of our commodity prices, however, we have yet to engage in any hedging or forward purchase activity. In October 2012 we tested grain sorghum as a substitute for corn with positive results. We intend to opportunistically purchase grain sorghum and use it to produce advanced biofuel, when market conditions indicate it will generate favorable margins.

India

The cost of NRPO and the price of biodiesel are volatile and are generally uncorrelated. We therefore are exposed to ongoing and substantial commodity price risk. Our risk management strategy is to produce biodiesel in India only when we believe we can generate positive gross margins and to idle the plant during periods of low or negative gross margins. In 2012, we continued to look for customers outside of the fuels market.

In addition, to minimize our commodity risk, we have modified the processes within our facility to utilize lower cost NRPO, which enables us to reduce our feedstock costs. Our ability to mitigate the risk of falling biodiesel prices is more limited. The price of our biodiesel is generally indexed to the price of petroleum diesel, which is set by the Indian government. During January 2013 the Indian government reduced subsidies for diesel by increasing the sales price of diesel to bulk purchasers (railways and state transportation corporations) to the market price and by increasing the sales price of diesel to other purchasers at the rate of 45 paise per liter per month, until the price reached the market price. There is no established market for biodiesel futures.

We have in the past, and may in the future, use forward purchase contracts and other hedging strategies; however, the extent to which we engage in these risk management strategies may vary substantially from time to time, depending on our working capital provider’s interest to fund these transactions, market conditions and other factors.

Research and Development

In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ (a marine organism originally discovered consuming plant cellulose at a high rate in the Chesapeake Bay) to produce renewable chemicals and advanced fuels from renewable feedstocks. Our R&D efforts consist of working with third parties to commercialize our cellulosic ethanol technology and to expand the production of cellulosic ethanol and other bio-chemicals in the United States and the pursuit of patents around this technology. The primary objective of this development activity is to optimize the production of ethanol using our proprietary, patent-pending enzyme technology for large-scale commercial production. Our innovations are protected by five issued and six pending patents. We are in the process of filing additional patents that will further strengthen the Company’s portfolio. Some core intellectual property has been exclusively and indefinitely licensed from the University of Maryland. R&D expense was $620,368 in 2012 and $576,625 in 2011.

Patents and Trademarks

We have filed a number of trademark applications within the U.S. We do not consider the success of our business, as a whole, to be dependent on these trademarks. In addition, we have three patent applications pending in the United States in connection with our cellulosic ethanol technology and five issued and six pending patents in connection with the Z-microbe technology acquired from Zymetis, Inc.

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

In the future, the Company may receive notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against the Company in the future, and it is possible that future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development of our products, or require the Company to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may require the Company to license back its technology or may not be available on terms acceptable to the Company, or at all. For these reasons, infringement claims could materially harm the Company’s business.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we may own or operate and at off-site locations where we arranged for the disposal of hazardous wastes. If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as any costs to investigate or remediate associated natural resource damages could be significant. If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties. While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material contamination or such third party claims. We have not accrued any amounts for environmental matters as of December 31, 2012. The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could adversely impact our results of operation or financial condition.

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

New laws or regulations relating to the production, disposal or emissions of carbon dioxide and other greenhouse gasses may require us to incur significant additional costs with respect to ethanol plants that we build or acquire. In particular, in 2007, IL and four other Midwestern States entered into the Midwestern Greenhouse Gas Reduction Accord, which program directs participating states to develop a multi-sector cap-and-trade mechanism to help achieve reductions in greenhouse gases, including carbon dioxide. In addition, it is possible that other states in which we conduct or plan to conduct business could join this accord or require other costly carbon dioxide emissions reductions. Climate Change legislation is being considered in Washington, D.C. this year which may significantly impact the biofuels industry's emissions regulations, as will the Renewable Fuel Standard, CA's Low Carbon Fuel Standard, and other potentially significant changes in existing transportation fuels regulations.

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

Employees

At December 31, 2012, we had a total of 116 full-time equivalent employees, comprised of 17 full-time equivalent employees in our corporate offices, 45 full-time equivalent employees at our plant in Keyes, California, two full-time equivalent employees in our Maryland research and development facility and 52 full-time equivalent employees in India.

None of our employees are represented by a union. We believe our relations with our employees are good.

ITEM 1A.  RISK FACTORS

We operate in an evolving industry the presents numerous risks that are beyond our control that are driven by factors that cannot be predicted. Should any of the risk described in the section or in the documents incorporated by reference in this report actually occur, our business, results of operations, financial condition, or stock price could be materially and adversely affected. Investors should carefully consider the risks factors discussed below, in addition to the other information in this report, before making any investment in our securities.

Risks Related to our Overall Business

We have incurred significant losses, and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

We have a history of significant losses. Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2012, we had an accumulated deficit of $69,808,294. For our fiscal years ended December 31, 2012 and 2011, we incurred a net loss of $4,282,265 and $18,296,359, respectively. We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

Our auditor's opinion expresses substantial doubt about our ability to continue as a “going concern.”

Our independent auditor's report on our December 31, 2012 financial statements included herein states that the Company has suffered recurring losses and has a working capital deficit and that these conditions raise substantial doubt about our ability to continue as a going concern. Should the Company not be able to raise enough equity or debt financings it may be forced to sell all or a portion of its existing biodiesel or ethanol facility or other assets to generate cash to continue the Company’s business plan or possibly discontinue operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent upon our working capital arrangements with J.D. Heiskell and Secunderabad Oils Limited.

Our ability to operate our Keyes plant depends on maintaining our working capital arrangement with J.D. Heiskell and our ability to operate our biodiesel plant in India depends on maintaining our working capital arrangement with Secunderabad Oils Limited. The agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that Heiskell may terminate the agreement by notice 90 days prior to the end of the initial term or any renewal term. The current term extends through December 31, 2013. In addition, the agreement may be terminated at any time upon default. The Secunderabad agreement may be terminated at any time by either party upon written notice. If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn procurement logistics, which we may be unable to do in a timely manner or at all. If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

We may be unable to execute on the Company’s business plan.

The value of our long-lived assets is based on our ability to execute our business plan, principally in India, and generate sufficient cash flow to justify the carrying value of this asset. Should we fall short of our cash flow projections, we may be required to write down the value of these assets under the accounting rules and further degrade the value of our business. We can make no assurances that our future cash flows will develop and provide us with sufficient cash to maintain the value of these assets, thus avoiding future impairment to our asset carrying values. As a result, we may need to write down the carrying value of the Company’s long-lived assets.

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

On March 10, 2011, one of our subsidiaries, Universal Biofuels Pvt. Ltd. (UBPL), received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan commencing June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses. Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate pursuant to the Agreement of Loan for Overall Limit. State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5.8 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of Factory land for which counter reply is yet to be filed by APIIC. In the case that the Company is unable to prevail with its legal case, DRT may pass a Decree for recovery of due amount, which will impact operations of the company including action up to seizing company property for recovery of their dues. Interest continues to accrue at the default rate in the amount of approximately $48,000 per month during the continuance of default. Due to the improved economics in the biofuels industry, we have been in discussions with the State Bank of India to restructure our debt and secure additional working capital to take advantage of increased demand for our products.

We may be unable to repay or refinance our Third Eye Capital Notes upon maturity.

On July 6, 2012, we entered into an amended and restated note purchase agreement for a term note in the amount of $15 million, a revolving facility in the amount of $18 million and a revenue participation note in the amount of $10 million. These three facilities have varying maturities over the next two years. In October 2012, Third Eye Capital agreed to extend the maturity of the notes to July 6, 2014, to increase the revolving facility by $6 million, to modify the waterfall, to waive certain financial covenants, and to defer interest payments. In February 2013, Third Eye Capital agreed to waive certain financial covenants, defer interest payments for an additional period, and to pay the January 2013 fee in shares of common stock. We may not be able to continue to extend the maturity of these notes. We may not have sufficient cash available at the time of maturity to repay this indebtedness. We have default covenants that may accelerate the maturities of these notes. We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us. If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operation.

Our business is affected by greenhouse gas and climate change regulation.

The operations at our Keyes plant will result in emission of carbon dioxide into the atmosphere. In 2010, the EPA released its final regulations on RFS2. We believe the EPA’s final RFS2 regulations grandfather the Keyes facility we operate at its current capacity. Compliance with future legislation may require us to take action unknown to us at this time that could be costly, require the use of working capital, which may or may not be available, preventing us from operating as planned, which may have a material adverse effect on our operations and cash flow.

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

The results of our ethanol production business are significantly affected by the spread between the cost of the corn and natural gas that we purchase and the price of the ethanol and distiller grains that we sell. Our biodiesel business is primarily dependent on the price difference between the costs of the feedstock we purchase (principally; NRPO and crude glycerin) and the products we sell (principally; biodiesel and glycerin). In addition, the markets for ethanol, biodiesel, distiller grains, and glycerin are highly volatile and subject to significant fluctuations. Any decrease in the spread between prices of the commodities we buy and sell, whether as a result of an increase in feedstock prices or a reduction in ethanol or biodiesel prices, would adversely affect our financial performance and cash flow and may cause us to cease production at either of our plants.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, Laird Q. Cagan, a former board member, in the aggregate, beneficially own 32.3% of our common stock outstanding. In addition, the other members of our Board of Directors and management, in the aggregate, excluding Eric McAfee, beneficially own approximately 4.18% of our common stock. Our lender, Third Eye Capital, acting as principal and an agent, beneficially owns 14.72% of our common stock. As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. See “Security Ownership of Certain Beneficial Owners and Management.” The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, and could deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

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

ITEM 2.  PROPERTIES

North America

Corporate Office. Our corporate headquarters are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA. The Cupertino facility office space consists of 9,238 rentable square feet. We occupy this facility under a lease that commenced June 16, 2009 and ends on May 31, 2015. From July 2009 through July 2012, we sublet office space consisting of 3,104 rentable square feet to Nevo Energy, formerly Solargen Energy, at a monthly rent rate equal to the rent charged to us by our landlord.

Ethanol Plant in Keyes, CA.  In 2009 we entered into a Project Agreement and Lease Agreement with Cilion, Inc. pursuant to which we agreed, through our wholly-owned subsidiary AE Advanced Fuels Keyes, Inc., to retrofit and restart a 55 million gallon per year name plate capacity ethanol plant in Keyes, CA and upon substantial completion of the retrofit to lease the Keyes plant for a term of 60 months at a monthly rent of $250,000.  The lease commenced on April 1, 2011.  On July 6, 2012, we acquired Cilion, Inc., including the Keyes CA ethanol plant, for an aggregate purchase price of (a) $16.5 million of cash and (b) 20 million shares of Aemetis common stock and (c) the right to receive an additional cash amount of $5 million plus interest at the rate of 3% per annum, payable upon the satisfaction by the Company of certain conditions. Our tangible and intangible assets, including the Keyes CA ethanol plant, are subject to perfected first liens and mortgages as further described in Note 6. Notes Payable, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Aemetis productively utilizes the majority of the space in these facilities.

Other Properties. During 2012, we also owned approximately 200 acres of land in Sutton, Nebraska. The land in Sutton, Nebraska was sold in March 2012.

India

Biodiesel Plant in Kakinada, India. We own and operate a biodiesel plant with a nameplate capacity of 50 million gallons per year (MGY) situated on approximately 32,000 square meters of land in Kakinada, India. The property is located 7.5 kilometers from the local seaport with connectivity through a third-party pipeline to the port jetty. The pipeline facilitates the importing of raw materials and exporting finished product. Our tangible and intangible assets, including the Kakinada plant, are subject to liens as further described in Note 6 Notes Payable, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

India Administrative Office. Our principal administrative, sales and marketing facilities are located in approximately 1,000 square feet of office space in Hyderabad, India which we lease on a month to month rental arrangement.

Aemetis productively utilizes the majority of the space in these facilities.

ITEM 3.  LEGAL PROCEEDINGS

On March 10, 2011, UBPL received a demand notice from the State Bank of India. The notice informed UBPL that an event of default has occurred for failure to make an installment payment on the loan commencing June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses. Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period. Additional provisions of the loan agreement give the bank the right to disclose or publish our company name and the names of our directors as defaulter in any medium or media. In addition, since the bank demanded payment of the balance, we have classified the entire loan amount as current. State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5.8 million against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of Factory land for which counter reply is yet to be filed by APIIC. In the case that the Company is unable to prevail with its legal case, DRT may pass a Decree for recovery of due amount, which will impact operations of the company including action up to seizing company property for recovery of their dues.

On August 21, 2012, UBS Securities, Inc. filed a complaint in the United States District Court for the Southern District of New York against the Company. The complaint sought damages based on a breach of contract theory. The Company filed its answer on September 25, 2012. The matter was subsequently settled on January 15, 2013 at a pre-trial settlement conference held at the United States District Court for the Southern District of New York. Subsequent to the end of the quarter Aemetis agreed to pay UBS $2.25 million in cash over time for investment banking services provided for the Cilion merger transaction. As of December 31, 2012 Aemetis has paid or accrued $2.25 million toward this obligation.

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

The following table sets forth the high and low bid prices for our common stock for each full quarterly period during fiscal 2011 and 2012 on the OTC Market. The source of these quotations is OTCMarkets.com. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid
March 31, 2011	$0.16	$0.08
June 30, 2011	$0.28	$0.10
September 30, 2011	$1.01	$0.25
December 31, 2011	$0.95	$0.34
March 31, 2012	$1.00	$0.53
June 30, 2012	$0.85	$0.37
September 30, 2012	$0.82	$0.37
December 31, 2012	$0.73	$0.35

Shareholders of Record

According to the records of Aemetis’ transfer agent, Aemetis had 336 stockholders of record as of April 9, 2013 and it believes there are a substantially greater number of non-objecting beneficial holders. Aemetis has never declared or paid any cash dividends on its common stock. Aemetis currently expects to retain any future earnings for use in the operation and expansion of its business and reduce its outstanding debt and does not anticipate paying any cash dividends in the foreseeable future. Information with respect to restrictions on paying dividends is set forth in Note 6 “Notes Payable” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Sales of Unregistered Equity Securities

Details surrounding major equity securities transactions can be found in our regular Form 8-K and 10-Q disclosures.

On November 15, 2012, 73,687 shares of employee stock options were exercised at a weighted average exercise price of $0.45 per share.

During December 2012, subordinated note investors exercised 196,000 warrants for the purchase of common stock at an exercise price of $0.001 per share.

On December 21, 2012, in exchange for services rendered or to be rendered, we granted to consultants 400,000 common shares at a weighted average market price of $0.47 per share.

On November 5, 2012, the Company awarded 3,532,500 shares of common stock options to employees, consultants and Board members. All grants were awarded at $0.55 per share.

On December 31, 2012, notes payable holders converted principal, interest and fees in the amount of $4,107,141 into 9,062,900 shares of common stock.

These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2012 to the twelve months ended December 31, 2011.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under “Part I, Item 1A. Risk Factors,” and in other reports we file with the SEC, specifically our most recent Annual Report on Form 10-K.” All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Our goal is to be a leader in the production of advanced fuels and specialty chemicals and in the acquisition, development and commercialization of innovative technologies that are substitutes for traditional petroleum-based products and non-food feedstock conversion of traditional ethanol and biodiesel plants using our operating ethanol and biodiesel facilities. To fund our operations, since our inception in 2005 we have raised approximately $48.9 million through the sale of preferred stock and approximately $80 million in debt. We have used these funds to (i) construct and operate a biodiesel plant in Kakinada, India, (ii) construct a glycerin refining and vegetable oil pretreatment facility at our Kakinada plant, (iii) develop and expand our technology portfolio of proprietary, patented and patent-pending technology, (iv) retrofit and operate an ethanol plant in Keyes, California, and (v) acquire Cilion, Inc., the former owner of the Keyes, CA plant.

Going Concern Uncertainty

In connection with their year-end audit of our annual consolidated financial statements, our independent auditors are required to assess whether an emphasis paragraph should be included in their audit report regarding the existence of substantial doubt related to our ability to continue as a going concern. Our auditors have issued a report on our consolidated financial statements for the fiscal year ended December 31, 2012, which is included with this report on Form 10-K, that states that the factors discussed in Note 2 to the consolidated financial statements raise substantial doubt about our ability to continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred an operating loss of $21,160,672 in 2012 due unfavorable commodity markets at our plant in Keyes, California and limited access to fuel markets and working capital in Kakinada, India. Our cash and cash equivalents balance was $290,603 as of December 31, 2012, of which $184,349 was held in our domestic entities and $106,254 was held in offshore subsidiaries. We ended 2012 with limited working capital resources. Specifically, we had negative working capital of $50,989,754. We will need to raise additional working capital in 2013 in order to achieve our business goals in India and the U.S.

We also could provide the business with working capital, if we are able to: i) increase sales from our plant in Kakinada, India to either domestic India customers or export customers in Europe or the U.S, or ii) operate the plant in Keyes, California at a positive gross profit. However there can be no assurance that we will be successful in achieving either of these objectives or, if successfully implemented, that these initiatives will be sufficient to address our lack of liquidity. If the Company is unable to generate sufficient liquidity from its operations to satisfy its obligations, or raise additional cash from debt or equity issuances we could potentially be forced to sell all or a portion of our existing biodiesel facility, ethanol facility or other assets to generate cash to continue our business plan. A continued lack of liquidity from operating our plants in Kakinada, India and Keyes, California may have a material adverse effect on our liquidity and may result in our inability to continue as a going concern, and or force us to seek relief from creditors through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

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

During 2012, we produced four products at the Keyes plant: denatured ethanol, WDG, corn oil and CDS. In 2012, we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell. Small amounts of CDS were sold to various local third parties. Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to Los Angeles, California, as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement between the Company and A.L. Gilbert Co., and is generally determined in reference to the price of dry distillers grains (DDG) and corn.

On January 15, 2013, the Company took the strategic step to idle corn grinding and ethanol production activities at its Keyes, California plant due to the current unfavorable market conditions for corn ethanol production, while it undertakes efforts expected to result in the restart of the plant as an advanced biofuel producer.  This action is in keeping with the Company’s plan to move to advanced biofuel feedstocks and inputs using a recently approved milo/biogas EPA pathway for a significant portion of its operational capacity. The Company anticipates the ethanol plant coming back online in the later part of April 2013

India

During the twelve months ended December 31, 2012, we also continued to operate our biodiesel plant in India and increase revenues. However, during 2012 our India operations continued to be constrained by limited working capital and by diesel price supports by the India government. During January 2013, the India government reduced subsidies for diesel by increasing the sales price of diesel to bulk purchasers (railways and state transportation corporations) to the market price and by increasing the sales price of diesel to other purchasers at the rate of 45 paise per liter per month until the price reached the market price. Our biodiesel pricing is indexed to the price of petroleum diesel, and as such, the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations.

We increased sales at our India plant by diversifying our product lines and our customer base. In early 2012, we completed the construction of glycerin and oil refining units, which enable us to produce and sell refined glycerin and refined palm oil. In anticipation of the completion of our glycerin refining unit, in 2011 we purchased refined glycerin and resold it into the India domestic market to begin developing a customer base.

In addition, we have begun to develop a base of industrial customers who use fatty acid methyl ester (biodiesel) as a specialty chemical for commercial manufacturing.

North America Segment

Revenue

Substantially all of our North America revenues during the years ended December 31, 2012 and 2011 were from sales of ethanol and WDG. During the twelve months ended December 31, 2012, we produced and sold 53,038,270 gallons of ethanol and 379,662 tons of WDG compared to 37,388,849 gallons of ethanol and 273,533 tons of WDG during the twelve months ended December 31, 2011.

Cost of Goods Sold

Substantially all of our corn is procured by J.D. Heiskell.  Our cost of corn includes rail transportation, local basis costs and a handling fee paid to J.D. Heiskell.  Cost of goods sold also includes chemicals, plant overhead and out bound transportation. Plant overhead includes direct and indirect costs associated with the operation of the ethanol plant, including the cost of electricity and natural gas, maintenance, insurance, rental, direct labor, depreciation and freight. Transportation includes the costs of in-bound delivery of corn by rail and out-bound shipments of ethanol and WDG by truck.  In 2012, transportation cost for ethanol and WDG was approximately $0.09 per gallon.

Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, we purchase all of our corn from Heiskell. Title to the corn passes to us when the corn is deposited into the weigh bin and entered into the production process. The credit terms of the corn purchased from J.D. Heiskell is five days. J.D. Heiskell purchases our ethanol and WDG on one-day terms.

The price of corn is established by J.D Heiskell based on Chicago Board of Trade (CBOT) pricing including transportation and basis, plus a handling fee. We establish pricing for WDG and ethanol pursuant to marketing agreements with Kinergy and A.L. Gilbert. Ethanol prices are based on daily OPIS published rates, while the price of WDG is based on a percentage of dry distiller grains and corn prices. J.D. Heiskell is contractually obligated to sell all of the ethanol to Kinergy Marketing LLC, who in turn sells the ethanol to local blenders and all of the WDG to A.L Gilbert who in turn sells the WDG to local dairies and feedlots.

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

In October 2010, we entered into an exclusive marketing agreement with Kinergy Marketing LLC to market and sell our ethanol and an agreement with A.L. Gilbert to market and sell our WDG. The agreements expire on August 31, 2013 and December 31, 2012, respectively, and are automatically renewed for additional one-year terms. Pursuant to these agreements, our marketing costs for ethanol and WDG are less than 2% of sales.

Research and Development Expenses (R&D)

In 2011, substantially all of our R&D expenses were attributable to our industrial biotechnology research team in Maryland acquired in July 2011 as a result of the acquisition of Zymetis, Inc. and for the operation and subsequent closing of our facility in Butte, MT. In 2011, certain costs related to establishing a demonstration plant in Keyes, CA were included as well. In 2012, substantially all of our R&D expenses were related to our research and development activities in College Park, MD.

India Segment

Revenue

Substantially all of our India segment revenues during the years ended December 31, 2012 and 2011were from sales of biodiesel, NPRO and glycerin. During the twelve months ended December 31, 2012, we sold 4,127 metric tons of biodiesel and 2,318 metric tons of refined glycerin compared to 8,636 metric tons of biodiesel and 772 tons of crude glycerin during the twelve months ended December 31, 2011. In 2011, we purchased 1,000 metric tons of refined glycerin, of which 772 metric tons were resold in 2011 to develop a market for refined glycerin in advance of the completion of our glycerin refining unit.

During 2012, we commissioned our pre-treatment unit, began producing and sold 7,039 metric tons of processed NRPO to customers. During the portion of the year, we were able to refine crude palm oil into NRPO at a more attractive margin than converting stearin into biodiesel. During the early months of 2011, NRPO prices increased to the point where biodiesel production was uneconomical. As a result, we resold 588 metric tons of the feedstock we held in inventory rather than producing biodiesel.

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

We purchase NRPO, a non-edible feedstock, for our biodiesel unit from neighboring natural oil processing plants at a discount to refined palm oil. NRPO is received by truck and title passes when the NRPO is received at our facility. Credit terms vary by vendor; however, we generally receive 15 days of credit on the purchases. We purchase crude glycerin in the international market on letters of credit or advance payment terms.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Fiscal Year Ended December 31 (in thousands)

	2012	2011	Increase/(Decrease)
North America	$175,501	$131,946	$43,555
India	13,548	9,912	3,636
Total	$189,049	$141,858	$47,191

North America.  The increase in revenues in the North America segment for the year ended December 31, 2012 reflects the operation of the Keyes, CA plant for a full year compared to 9 months in 2011.  For the year ended December 31, 2012, we generated approximately 76% of revenues from sales of ethanol and 22% of revenues from sales of WDG and 2% of revenues from corn oil and syrup sales compared to 82% of revenues from sales of ethanol and 18% of revenues from sales of WDG for the year ended December 31, 2011.  For the twelve months ended December 31, 2012, plant operations averaged 96% of nameplate capacity compared to 101% for the nine months of operations in 2011 due to a decision by management to slow down production during the last quarter of 2012 in response to a low margin environment.

India. The increase in revenues in the India segment for the year ended December 31, 2012 reflects (i) a decrease in the amount of biodiesel produced and sold as a result of consistent sales into the domestic market during the year ended December 31, 2012 compared to two large international sales ($6.9 million) in the second half of the year ended December 31, 2011, (ii) stronger sales of refined glycerin as a result of the completion and commencement of operations of the refined glycerin unit; and (iii) sales of natural refined palm oil (NRPO) as a result of the completion and commencement of operations of the natural oil refining unit. For the year ended December 31, 2012, we generated approximately 30% of revenue from sales of biodiesel (methyl ester), 15% of revenue from sales of glycerin and 55% of revenue from sales of NRPO, compared to 88% of revenue from sales of biodiesel, 6% of revenue from sales of glycerin and 6% of revenue from sales of NRPO for the year ended December 31, 2011.

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)

	2012	2011	Increase/(Decrease)
North America	$183,784	$127,722	$56,062
India	14,191	9,494	4,697
Total	$197,975	$137,216	$60,759

North America. The increase in costs of goods sold in the North America segment for the year ended December 31, 2012 reflects the operation of the Keyes, CA plant for a full year compared to 9 months in 2011 as well as an approximately 3% increase in the average cost of corn during the operating period of the plant. For the year ended December 31, 2012, we ground 18.6 million bushels of corn compared to 13.6 million bushels of corn for the year ended December 31, 2011.

India. The increase in costs of goods sold in the India segment is primarily attributable to an increase in production to support sales of product during 2012, offset by a 1% decrease in the average cost of NRPO.  For the year ended December 31, 2012, we processed and sold 7,039 metric tons of NRPO compared to 588 metric tons of NRPO for the year ended December 31, 2011. A higher mix of export sales in 2011 caused the more favorable, yet close to breakeven gross margins in 2011. Year-over-year 2011 had slightly positive gross margins and 2012 had slightly negative gross margins caused primarily by unfavorable commodity pricing on raw material inputs and finishes goods outputs.”

Operating Expenses

R&D

Fiscal Year Ended December 31 (in thousands)
	2012	2011	Increase/(Decrease)
North America	$620	$577	$43
India	-	-	-
Total	$620	$577	$43

The increase in R&D expense in our North America segment in 2012 primarily came from higher legal costs to support pending patent applications for patents acquired during the Zymetis merger.

SG&A

Fiscal Year Ended December 31 (in thousands)
	2012	2011	Increase/(Decrease)
North America	$10,922	$7,843	$3,079
India	691	739	(48)
Other	-	(11)	11
Total	$11,613	$8,571	$3,042

North America. The increase in SG&A in the year ended December 31, 2012 reflects the full year of operation of the Keyes, CA plant compared to the initial start of the Keyes, CA plant in April 2011. Labor expenses of approximately $2.9 million related to operation of the Keyes plant were incurred during the year ended December 31, 2012 compared to approximately $2.3 million during the year ended December 31, 2011. Marketing fees of approximately $2.4 million were incurred during the year ended December 31, 2012 in connection with sales of ethanol and WDG compared to approximately $2.0 million during the year ended December 31, 2011.

India. Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited.  These fees are computed as a percentage of operating profits.  For the years ended December 31, 2012 and 2011, we incurred approximately $108,000 and $115,000, respectively in operational support fees.  In addition, during 2011 a period of no production necessitated the reclassification of $282,000 in cost of goods sold to SG&A, partially offset by approximately $223,000 in higher 2012 spending primarily from higher volume of sales related expenses and higher reclass of outward bound freight to cost of goods sold of approximately $106,000.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities acquired by the Company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P. These debt facilities included revenue participation fees, warrants issued as fees and the payment of other fees and discount fees, which are amortized as part of interest expense. Currently, the debt facility for Universal Biofuels Pvt. Ltd. accrues interest at the default rate of interest. We incurred interest expense of approximately $17.7 million for the twelve months ended December 31, 2012 ($4.4 million from India loans and $13.3 million from North America loans) compared to $13.6 million for the twelve months ended December 31, 2011 ($4.0 million from India loans and $9.6 million from North America loans) principally due to the additional debt associated with the acquisition of the Keyes, CA plant.

●
On July 6, 2012 we acquired Cilion, Inc. through a merger.  The excess of the fair value of the assets acquired gave rise to a gain on bargain purchase accounting of $42.3 million for the year ended December 31, 2012.

●
As a result of the July 6, 2012 Cilion merger financing, the Company incurred certain placement, redemption and waivers fees in exchange for extending the maturities of certain Existing Notes.  These changes in debt amounts resulted in the implementation of extinguishment accounting.  $9.1 million in net extinguishment losses resulted from; (i) the recognition of placement fees and unamortized debt issuance costs, and (ii) the recognition of Notes and redemption fees at fair value. In addition, equipment acquired during the Cilion merger sold for a gain of $113,526 during October and November 2012.

●	During 2012 we sold our land holding in Sutton, Nebraska at a gain of $236,830. During 2011, we sold our land holdings in Danville, Illinois at a loss of $401,407.

Liquidity and Capital Resources

2012

During 2012, we funded our operations primarily from borrowings under our credit facilities.

We expect that cash provided by operating activities may fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, biodiesel, NPRO and natural gas. During periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and palm oil and energy costs narrow, we may require additional working capital to fund operations. For additional discussion, see “Part I—Item 1A. Risk Factors.”

Cash and Cash Equivalents

Cash and cash equivalents were $290,603 at December 31, 2012, of which $184,349 was held in our North American entities and $106,254 was held in our Indian subsidiary. Our current ratio at December 31, 2012 was 0.13 compared to a current ratio of 0.24 at December 31, 2011. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, cash generated from operations, and any additional funds raised through sales of equity.

Liquidity

In July 2012, we acquired the Keyes plant and refinanced the project to include a revolving credit line with our senior lender. Our lender required repayment of certain obligations and fees under other agreements, and we closed the purchase with $3 million available under the $18 million credit facility. Our senior lender has collateralized all significant assets of ours, which limits our ability to obtain working capital through commercial banks or through other means. We are therefore dependent on our senior lender for future debt financing.

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$290,603	$249,466
Current assets (including cash, cash equivalents, and deposits)	6,845,449	7,128,916
Current liabilities (including short term debt)	57,835,203	29,428,067
Short and long term debt	70,045,595	29,646,435

The Company has experienced losses and continued to have negative cash flow through the fiscal year ending December 31, 2012 and, as of December 31, 2012, has negative working capital of 50,989,754 We are actively pursuing additional working capital through both debt and equity offerings in order to have funds to execute on our business strategy in India and in the United States. Funds available at December 31, 2012 are sufficient to cover less than one month of our domestic operating costs.

The foregoing matters raise substantial doubt about our ability to continue as a going concern. In order for us to continue as a going concern, we require a significant amount of additional working capital to fund our ongoing operating expenses and future capital requirements. The use of additional working capital is primarily for the purchase of feedstock and other raw materials to restart of our California plant, the conversion the California plant to the next generation of feedstock, the operation of our biodiesel plant in India, general and administrative expenses, and debt interest and principal payments. Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Secunderabad Oil, Limited, who is currently providing us with working capital for our Kakinada facility. If we are unable to maintain this strategic relationship, our business may be negatively affected. In addition, the ability of Secunderabad to continue to provide us with working capital depends in part on the financial strength of Secunderabad and its banking relationships. If Secunderabad is unable or unwilling to continue to provide us with working capital, our business may be negatively affected. Our ability to enter into commercial arrangements with feedstock suppliers in California depends on maintaining our operations agreement with J.D. Heiskell, who is currently providing us with working capital for our California ethanol plant. If we are unable to maintain this strategic relationship, our business may be negatively affected. In addition, the ability of J.D. Heiskell to continue to provide us with working capital depends in part on the financial strength of J.D. Heiskell and its banking relationships. If J.D. Heiskell is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.

With regards to our senior secured notes held by Third Eye Capital on October 18, 2012, we agree to the Limited Waiver and Amendment No. 1 to (i) extend the maturity date of the Existing Notes to July 6, 2014; (ii) to increase the amount of the Revolving Loan Facility by $6 million, to a total of $24 million; (iii) to modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving notes; (iv) granted waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agreed to defer interest payments until the earlier of certain events described in the Limited Waiver or February 1, 2013. In consideration for the Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement, the Borrowers, among other things, agreed to pay the Lenders a waiver fee in the amount of $4 million; and (ii) cash in the amount of $28,377 for certain unreimbursed costs. The $6 million increase in the Revolving Loan Facility may not be drawn upon due to the additional credit being set aside for fee payments. An immediate $1 million draw from the Revolving Loan Facility paid the first installment of the Amendment No. 1 $4 million waiver fee. The remaining waiver fees are due in $1 million increments on January 1, 2013, April 1, 2013 and July 1, 2013.

On July 6, 2012 Aemetis Advanced Fuels Keyes entered into a Revolving Credit Facility with a commitment of $18 million. On October 16, 2012, Amendment No. 1 increased the amount of the Revolving Loan Facility by $6 million, to a total of $24 million. Interest on the credit facility accrues at the prime rate plus 13.75% or 17% as of December 31, 2012. Interest is payable monthly in arrears. The Revolving Credit Facility matures on July 6, 2013 and may be extended with the payment of extension fees. As of December 31, 2012 Aemetis Advanced Fuels Keyes had $23,378,535 in principal and interest outstanding on the credit facility, net of unamortized debt issuance costs of $1,780,628 with available credit set aside for the purpose of paying Third Eye Capital fees.  Subsequent to year end, on February 27, 2013, Amendment No. 2 provided an additional $3.1 million in working capital credit based on anticipated collateral arrangements and waived certain covenants.

On February 27, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 2 to (i) provide a Notional Paydown by pledging addition collateral on the Revolving Portion of the Revolving Notes in the amount of $3,100,000, such Notional Paydown was replaced in the Limited Waiver and Amendment No. 3 with an increase in the Revolver Note and the collateral substitution of a pledge of 6,231,159 shares of stock held by McAfee Capital LLC (ii) grant waivers to the Borrowers’ obligation to pay or comply, including financial and production covenants for the quarter ended March 31 and June 30, 2013; (iii) extend the date of the next interest payment until the earlier of certain events described in the Limited Waiver or May 1, 2013, and (iv) allow the Borrowers to pay the Partial Amendment Fee of $1,000,000 due January 1, 2013 in shares of the Company’s common stock. In consideration for the amendment, the Company agreed to: (i) pay a waiver fee comprised of $1,500,000 and (ii) issue to 750,000 common shares of the Company. In addition, the interest rate on all outstanding indebtedness with Third Eye Capital increases 5% until certain conditions are met.

On April 15, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 3 to waive the following covenants of the Borrower in their entirety:(i) Borrowers’ obligation to obtain an NASDAQ listing by April 1, 2013; (ii) Borrower’s obligation to cause the Chairman to enter into certain agreements; and (iii) the Company’s obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification.  In addition, the Administrative Agent agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision in the event of an equity offering of Capital Stock up to $7,000,000, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 $3.1 million advance and the $1.5 million waiver fee. In consideration for the Limited Waiver and Amendment, the Company agreed to: (i) pay a waiver fee comprised of $500,000 (which is added to the outstanding principal balance of the Revolving Notes) and (ii) require McAfee Capital, LLC to pledge an additional 6,231,159 Common Shares of the Parent to Agent, together with the delivery of stock certificates for such shares and stock powers. The $3.1 million advance, together with all accumulated interest, shall be repaid in full no later than September 30, 2013.

On April 15, 2013, Third Eye Capital also arranged a Special Bridge Advance providing additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility, subject to customary closing conditions.  In consideration for the Special Bridge Advance, the Company agreed to (i) pay the Lender a placement fee of $300,000 and (ii) issue the Lender 1,000,000 shares of common stock of Aemetis, Inc.  The Special Bridge Advance is secured by a blanket lien on the assets of Eric A. McAfee, the Company’s CEO and Chairman of the Board.

At December 31, 2012, the outstanding balance of principal, interest and fees, net of discount issuance costs, on all Third Eye Capital financing arrangements equaled $52,233,071. We plan to pay the note through operational cash flow, a debt refinancing or equity funding.

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

On October 7, 2009, UBPL received a demand notice from the State Bank of India. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009. As of December 31, 2012, Additional provisions of default include the bank having the unqualified right to disclose or publish our company name and our directors names as defaulter in any medium or media. At the bank’s option, it may also demand payment of the balance of the loan since the principal payments are in default in June 2009. As a result we have classified the entire loan amount as current. We are currently in discussions with the bank with regards to an amendment to the Agreement of Loan for Overall Limit for the modification of terms and plant to pay the principal and interest on the loan through either cash flow from our biodiesel plant operations or through a debt or equity raise at the parent Company level.

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

We may continue to deploy our management team’s combined industry, technical, merger and acquisition (“M&A”), restructuring and corporate finance expertise to target and acquire undervalued and/or distressed assets, and then apply our technology to improve the performance of those assets. We believe that our strategy offers substantial opportunity to build capital value in the current climate, particularly given (a) the present opportunity to acquire undervalued and/or underperforming assets and improve them; and (b) the medium to longer term outlook for ethanol and advanced biofuels as an alternative form of energy supply and the relatively weak state of the ethanol and advanced biofuels market which is likely to lead to under supply in 2013. To effect the planned M&A strategy in full, the Company requires access to substantial further acquisition and development finance and it is currently working with advisers with a view to securing additional financing. This may be made available through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments. In addition, the Company anticipates that it may issue share and/or loan capital to vendors as a means of securing target acquisitions and to fund development.

We intend to raise additional working capital in 2013 through some of all of the following: operating cash flows, working capital lines of credit, long-term debt facilities, joint venture arrangements and the sale of additional equity by the Company or its subsidiaries. We continue to explore different funding sources, but because of the continued unsettled state of the capital markets around the globe, the Company lacks any defined capital raising projects or specific sources of capital or commitments for the required capital. To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing the business development plans of the Company.

Change in Working Capital and Cash Flows

Short and long term debt increased primarily (i) due to accrued fees and interest in the amount of $4.6 million primarily associated with borrowings on the Keyes plant, (ii) additional borrowings under subordinated debt in the amount of $3.0 million to fund losses from operations, (iii) acquisition of the Cilion ethanol plant in Keyes, California with an increase of approximately $16.5 million from loans to fund cash payment, and (iv) Seller note payable for Cilion shareholders fair valued at $3.58 million at acquisition date.

Current liabilities increased primarily due to the increase in the current portion of long term secured notes, which are due in July 2013, and an increase in accounts payable in connection with the operation of the Keyes plant. Current assets decreased primarily due to lower other current assets in India (due to loans and advances to customers), lower prepaid expenses in North America and slightly lower net accounts receivable, offset partially by increases in inventory in both India and North America and slightly higher cash.

Cash used in operating activities of $16.9 million resulted primarily from losses incurred from the operations of the Keyes, CA plant.

Cash used in investing activities resulted from (i) the $16.5 million cash outlay for the purchase of the Keyes ethanol plant, (ii) purchase of oil separation equipment of $1.1 million, and (iii) proceeds from the sale of the Sutton, Nebraska land of $1.1 million.

Cash provided by financing activities of $33.3 million resulted primarily from $39.8 million in Third Eye Capital borrowings, which was primarily used to fund the acquisition of the Keyes ethanol plant, and $7.3 million in proceeds from borrowing under unsecured short term notes and working capital lines, which were partially offset by $9.9 million in payments on secured debt facilities and repayments of subordinated debt and working capital facilities of $3.8 million.

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

On February 27, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 2 to (i) provide a Notional Paydown by pledging addition collateral on the Revolving Portion of the Revolving Notes in the amount of $3,100,000, such Notional Paydown was replaced in the Limited Waiver and Amendment No. 3 with an increase in the Revolver Note and the collateral substitution of a pledge of 6,231,159 shares of stock held by McAfee Capital LLC (ii) grant waivers to the Borrowers’ obligation to pay or comply, including financial and production covenants for the quarter ended March 31 and June 30, 2013; (iii) extend the date of the next interest payment until the earlier of certain events described in the Limited Waiver or May 1, 2013, and (iv) allow the Borrowers to pay the Partial Amendment Fee of $1,000,000 due January 1, 2013 in shares of the Company’s common stock. In consideration for the amendment, the Company agreed to: (i) pay a waiver fee comprised of $1,500,000 added to the outstanding principal balance of the Revolving Credit Facility Notes and (ii) issue to 750,000 common shares of the Company. In addition, the interest rate on all outstanding indebtedness with Third Eye Capital increases 5% until certain conditions are met.

On April 15, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 3 to waive the following covenants of the Borrower in their entirety:(i) Borrowers’ obligation to obtain an NASDAQ listing by April 1, 2013; (ii) Borrower’s obligation to cause the Chairman to enter into certain agreements; and (iii) the Company’s obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification.  In addition, the Administrative Agent agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision in the event of an equity offering of Capital Stock up to $7,000,000, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 $3.1 million advance and the $1.5 million waiver fee. In consideration for the Limited Waiver and Amendment, the Company agreed to: (i) pay a waiver fee comprised of $500,000 (which is added to the outstanding principal balance of the Revolving Notes) and (ii) require McAfee Capital, LLC to pledge an additional 6,231,159 Common Shares of the Parent to Agent, together with the delivery of stock certificates for such shares and stock powers. The $3.1 million advance, together with all accumulated interest, shall be repaid in full no later than September 30, 2013.

On April 15, 2013, Third Eye Capital also arranged a Special Bridge Advance providing additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility, subject to customary closing conditions.  In consideration for the Special Bridge Advance, the Company agreed to (i) pay the Lender a placement fee of $300,000 and (ii) issue the Lender 1,000,000 shares of common stock of Aemetis, Inc.  The Special Bridge Advance is secured by a blanket lien on the assets of Eric A. McAfee, the Company’s CEO and Chairman of the Board.

Subsequent to December 31, 2012, the company defaulted on the following five covenants: (i) obtain a NASDAQ listing by April 1, 2012, (ii) produce a minimum corn-to-milo ratio of 80:20 no later than March 31, 2013, (iii) cause the Chairman to enter into the Chairman’s 10b5-1 Program within 3 days of the Earnings Release, (iv) deliver annual financial statements with an unqualified audit opinion within 90 days of year-end, and (v) maintain insurance policies.  As of the filing of this report, the Company has corrected or obtained waivers from Third Eye Capital for all known defaults.  With these waivers, the Company believes it is probable that it will be able to maintain compliance with the loan covenants through the end of the fiscal year.

As of the publication of this report, no amounts remained available for future draw on the Revolving Loan Facility.

Notes Payable to Related Parties

In 2008, we entered into a Revolving Line of Credit Agreement with Laird Cagan in the amount of $5,000,000 secured by certain investments, intellectual property, securities and other collateral of ours, excluding the collateral securing our obligations with Third Eye Capital and the collateral securing our obligations with the State Bank of India. The Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2014. On December 31, 2012, Aemetis International, Inc. (AII), a subsidiary of Aemetis, Inc., entered into an agreement to the Revolving Line of Credit Agreement with Laird Q. Cagan and co-owners in the financing arrangement pursuant to which Aemetis, Inc.issued an aggregate of 9,062,900 shares of common stock in partial payment for principal, interest and fees outstanding under the Credit Agreement.  Amounts available to borrow under this facility are dependent on the capacity and approval of Laird Q. Cagan and his co-owners.  As of December 31, 2012, the remaining balance under the Credit Agreement was $1,540,074.

On May 31, 2012, Aemetis Advanced Fuels Keyes, Inc. (AAFK) entered into an additional $110,000 in 5% annual interest rate Notes and Warrant Purchase Agreements with a related party, Laird Cagan. Mr. Cagan received one warrant share for every three dollars of principal loaned or 36,667 warrants with 5-year exercise rights at $0.001 per share. The full amount of the $110,000 Note and accrued interest was paid in full on July 6, 2012.

On October 16, 2012, AII entered into an amendment to the Revolving Line of Credit Agreement with Laird Q. Cagan and co-owners in the financing arrangement, pursuant to which AII extended the maturity date of the loan until July 1, 2014 and placed an average trailing daily closing price minimum of $0.05 per share for conversion of fees and accrued interest.  In exchange for the extension, the Company agreed to pay a $262,919 fee reflecting 5% of the outstanding balance of the Revolving Line of Credit, payable in cash or stock, at the same conversion price and terms as the accrued interest conversion terms.

On January 14, 2013, Laird Cagan loaned $106,201 through a Promissory note maturing on April 30, 2013 with a 5% annualized interest rate and the right to exercise 53,101 warrants exercisable at $0.001 per share.

Issuance of Subordinated Promissory Notes

On January 6 and January 9, 2012, Aemetis Advanced Fuels Keyes, Inc. entered into $3 million in Note and Warrant Purchase Agreements with 5% annual interest rate with two accredited investors. In May and December 2012 an additional $600,000 and $800,000, respectively, in Notes were sold to an existing accredited investor. This same accredited investor received payments of $600,000 in principal and $3,288 in interest in July 2012. As of December 31, 2012 and 2011 Subordinated Notes had accrued interest balances of $153,767 and $0, respectively. The Notes included 5-year warrants exercisable for 1 million shares of Aemetis common stock. Interest is due at maturity. The Promissory Notes are guaranteed by Aemetis and are due and payable upon the earlier of (i) December 31, 2013; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. Neither AAFK nor Aemetis may make any principal payments under the Promissory Notes until all loans made by Third Eye Capital to AAFK are paid in full. At December 31, 2012 the Company had $3,338,114 in principal and interest outstanding, net of unamortized issuance discount of $612,365.

On January 24, 2013 an additional $300,000 in Promissory Notes were issued with 150,000 warrants at $0.001 per share and 5 % annual interest rate due April 30, 2013.

Issuance of Convertible Promissory Notes

On March 4, 2011, and amended January 19, 2012, and July 24, 2012, the Company entered into a Note Purchase Agreement with Advanced BioEnergy, LP, a California limited Partnership for the issuance of up to 72 subordinated convertible promissory notes bearing interest at 3%, each note in the principal amount of $500,000 due and payable four years from the date of the note for a total aggregate principal amount of up to $36,000,000. The notes are convertible after three years at a conversion price of $3.00 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $500,000. The Company sold notes in the amount of $1,000,000 to the first two investors. The availability of the remaining $35,000,000 will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

Historical Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2012 of $16.9 million was more than the net use of cash in the twelve months ended December 31, 2011 of 1.2 million. The 2012 use of cash went to support losses from operations, loan fees and interest expense principally in connection with the ethanol plant. In 2011 the startup of the ethanol plant required working capital to fund accounts receivable and inventories. Through the corn procurement and working capital agreement with J.D. Heiskell, we funded the accounts receivable and inventory with accounts payable for corn purchases.

Investing Activities

Net cash used in investing activities during the twelve months ended December 31, 2012 and 2011 was $16.5 million and $1.0 million, respectively, which consisted primarily of (i) $16.5 for the purchases of the Keyes ethanol plant in 2012 and (ii) $1.1 million from the purchase of corn oil separation equipment in 2012, and (iii) in May 2012 we generated $1.1 million from the sale of our land holding in Sutton, Nebraska. In 2011 we invested $2.6 million in property, plant and equipment for the retrofit and restart of the Keyes plant and the completion of the Glycerin and Refining units in India, and in May 2011 we generated $1,598,593 from the sale of our land holding in Danville, Illinois.

Financing Activities

Net cash provided by financing activities during the twelve months ended December 31, 2012 and 2011 was $33.3 and $1.9, respectively, which consisted in 2011 of proceeds, net of repayments, from our working capital line with Secunderabad Oils Limited, and borrowings under secured debt facilities with Third Eye Capital. During 2012, we borrowed $39.8 million from Third Eye Capital, which was primarily used to fund the acquisition of the Keyes ethanol plant, and $7.3 million under unsecured short-term notes and working capital lines, which were partially offset by $9.9 million in payments on secured debt facilities and repayments of subordinated debt and working capital facilities of $3.8 million. We made no additional borrowings under the Cagan Revolving Line of Credit during 2011 or 2012. However, we reduced the outstanding principal, interest and fees by $4.1 million through the conversion into approximately 9.1 million shares of common stock. In 2012 and 2011, our India subsidiary borrowed $3.5 million and $1.3 million, respectively, through short-term working capital arrangements. India proceeds were net of payments on our working capital line of credit with Secunderabad Oils Limited.

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

Business Combinations through Acquisitions – Purchase Price Allocation

We apply the acquisition method of accounting to account for business combinations. The cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. Identifiable assets, liabilities, and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill. If our interest in the fair value of the identifiable net assets acquired in a business combination exceeds the cost of the acquisition, a gain is recognized in earnings on the acquisition date only after we have reassessed whether we have correctly identified all of the assets acquired and all of the liabilities assumed. For most acquisitions, we engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer relationships, trade names, property and equipment and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period (up to one year) as we finalize valuations for the assets acquired and liabilities assumed.

Convertible Instruments

During 2010, we modified our revolving line of credit with Laird Cagan to add a beneficial conversion feature (BCF) in exchange for Mr. Cagan agreeing to subordinate the line of credit to another lender.  The fee paid and BCF were recorded at fair value and amortized over the remaining term of the line of credit.  Since the BCF also included a conversion feature allowing for any future interest accrued to be convertible, interest was recorded on a daily valuation methodology at the commitment date and each day thereafter over the life of the loan.  The intrinsic value was calculated as the difference between the conversion price of $0.05 per share and the market price on each day multiplied by the number of shares convertible.  This difference is deferred as a debt discount and amortized over the remaining life of the debt.  The Company’s Board of Directors approved the conversion option on September 2, 2010, which became the commitment and measurement date for the outstanding interest and fees. Line of credit accrued daily interest through October 27, 2011 with a right to convert outstanding interest and fee at $0.05 per share. Beginning October 1, 2011, the BCF of daily interest was measured and recorded as a debt discount each day using the average of 22 days of trailing closing stock prices as quoted on the OTC markets. This fee was also treated as a fee and amortized over the remaining term of the line of credit, which at the time matured on June 30, 2011.  On July 1, 2011 the line of credit maturity was extended to July 1, 2012 by adding a five percent of loan balance waiver fee to the outstanding balance.  Effective on July 1, 2012 the line of credit maturity was extended to July 1, 2014 by adding a five percent waiver fee to the outstanding loan balance.

Testing for Modification or Extinguishment Accounting

During 2012 and 2011 we evaluated amendments to our debt under the ASC 470-50 guidance for modification and extinguishment accounting.  This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances where our future cash flows changed more than 10 percent, we fair valued our debt based on factors available to us for similar borrowings and used extinguishment accounting method to account for debt.

Warrant Liability Accounting

Certain common stock warrants issued in the Company's equity financing are classified as liabilities under ASC 480. The Company uses Black-Scholes option pricing model as its method of valuation for warrants subject to warrant liability accounting. Qualified warrants are valued on the date of issuance and re-measured at the end of each reporting period with the change in value reported in the Company's consolidated statement of operations. The determination of fair value as of the reporting date is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the security and risk-free interest rate. In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities, which we estimated based upon the remaining term of the warrant. The primary factors affecting the fair value of the warrant liability are the Company's stock price and volatility. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Other reasonable assumptions in the pricing model could provide differing results.

Recently Issued Accounting Pronouncements

Effective January 1, 2012, we adopted the third phase of amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures. The purpose of the amendment is to achieve common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and those prepared in conformity with International Financial Reporting Standards, or IFRS. The amended guidance clarifies the application of existing fair value measurement requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs.

Effective January 1, 2012, we adopted the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update, which helps to facilitate the convergence of GAAP and IFRS, is aimed at increasing the prominence of other comprehensive income in the financial statement by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and requiring comprehensive income to be reported in either a single continuous statement or in two separate but consecutive statements reporting net income and other comprehensive income. This amended guidance will be implemented retroactively. We have determined that the changes to the accounting standards will not materially affect the presentation of consolidated financial statements.

Effective January 1, 2012, we adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We have determined that the changes to the accounting standards will not impact our disclosure or reporting requirements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements are listed in the Index to Consolidated Financial Statements on page 49 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting.

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2012.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are not effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified are:
.

(1)	An inadequate number of personnel are currently employed to allow for the accurate and timely recording and reporting of the Company’s financial statements in accordance with GAAP:

•
We did not employ an adequate number of people to ensure a control environment that would allow for the accurate and timely reporting of the financial statements. Also, when we began to prepare these financial statements, numerous items were identified through the audit process that required adjusting.

•	Our evaluation of the controls in place does not include a detailed testing process to ensure that the controls are operating efficiently.

•	Our control environment includes significant use of spreadsheets, which do not contain an adequate review process to ensure accuracy and conformity with GAAP.

(2)	Ineffective controls exist to ensure that the accounting and reporting for complex accounting transactions are recorded in accordance with GAAP.

•
A number of significant audit adjustments were made to the general ledger, which collectively could have a material effect on the financial statements. These adjustments were made up of entries to properly record extinguishment accounting on modified debt, stock compensation expense, debt conversion accounting, amortization of debt issue costs, warrant liability accounting and various other adjustments summarized in our Report to the Audit Committee communication.

•
As part of our review of the financial statements included in the 10-K, we also made significant revisions to the statement of stockholders’ equity, statement of cash flows and various notes to the financial statements, which indicate that additional controls over disclosures need to be evaluated.

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

ITEM 9B.  OTHER INFORMATION

On January 2, 2013 J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. agreed the Renewal Term for their Purchasing Agreement, originally dated March 9, 2011, be extended effective January 1, 2013 to December 31, 2013.

On April 10, 2013, Aemetis International, Inc., a wholly owned subsidiary of Aemetis, Inc. entered into Amendment No 1 correcting Recital D of the original agreement to document the terms of the prior agreements were limited to the conversion of interest and fees.  The amendment acknowledges a remaining outstanding balance of $1,540,074 on the Effective Date of the Repayment Agreement.  None of the remaining outstanding balance is convertible.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Directors

Set forth below is information regarding our directors:

Name	Age	Position	Director Since
Eric A. McAfee	50	Chief Executive Officer and Chairman of the Board	2006
Fran Barton	66	Director	2012
John R. Block	78	Director	2008
Dr. Steven W. Hutcheson	59	Director	2011
Harold Sorgenti	78	Director	2007

Eric A. McAfee co-founded Aemetis, Inc. in 2005 and has served as its Chairman of the Board since February 2006. Mr. McAfee was appointed Chief Executive Officer of the Company in February 2007. Mr. McAfee has been an entrepreneur, merchant banker, venture capitalist and farmer/dairyman for more than 20 years. Since 1995, Mr. McAfee has been the Chairman of McAfee Capital and since 1998 has been a principal of Berg McAfee Companies, an investment company. Since 2000, Mr. McAfee has been a principal of Cagan McAfee Capital Partners (“CMCP”) through which Mr. McAfee has founded or acquired twelve energy and technology companies. In 2003, Mr. McAfee co-founded Pacific Ethanol, Inc. (Nasdaq: PEIX), a West Coast ethanol producer and marketer. Mr. McAfee received a B.S. in Management from Fresno State University in 1986 and served as Entrepreneur in Residence of The Wharton Business School MBA Program in 2007. Mr. McAfee is a graduate of the Harvard Business School Private Equity and Venture Capital Program, and is a 1993 graduate of the Stanford Graduate School of Business Executive Program.

Francis Barton was appointed to the Company’s Board on August 2, 2012. From 2008 to present, Mr. Barton served as Chief Executive Officer in the consulting firm Barton Business Consulting LLC. Prior to this, Mr. Barton served as the Executive Vice President and Chief Financial Officer of UTStarcom, Inc. from 2005 through 2008 and as a director from 2006 through 2008. From 2003 to 2005, Mr. Barton was Executive Vice President and Chief Financial Officer of Atmel Corporation. From 2001 to 2003, Mr. Barton was Executive Vice President and Chief Financial Officer of Broadvision Inc. From 1998 to 2001, Mr. Barton was Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc. From 1996 to 1998, Mr. Barton was Vice President and Chief Financial Officer of Amdahl Corporation. From 1974 to 1996, Mr. Barton worked at Digital Equipment Corporation, beginning his career as a financial analyst and moving his way up through various financial roles to Vice President and Chief Financial Officer of Digital Equipment Corporation's Personal Computer Division. Mr. Barton holds a B.S. in Interdisciplinary Studies with a concentration in Chemical Engineering from Worcester Polytechnic Institute and an M.B.A. with a focus in finance from Northeastern University. Mr. Barton served on the board of directors of ON Semiconductor from 2008 to 2011. Mr. Barton will also serve as the Chair of the Audit Committee and as a member of the Governance, Compensation and Nominating Committee. His experience as Executive Vice President and Chief Financial Officer as well as his extensive financial background qualify him for the position.

John R. Block has served as a member of the Company’s Board of Directors since October 16, 2008. From 1981 to 1986, Mr. Block served as Secretary of Agriculture for the U.S. Department of Agriculture under President Ronald Reagan. He is currently an IL farmer and a Senior Policy Advisor to Olsson Frank Weeda Terman Bode Matz PC, an organization that represents the food industry, a position Mr. Block has held since January 2005. From January 2002 until January 2005, he served as Executive Vice President at the Food Marketing Institute, an organization representing food retailers and wholesalers. From February 1986 until January 2002, Mr. Block served as President of Food Distributors International. Mr. Block is currently a member of the board of directors of Digital Angel Corporation and Metamorphix, Inc. During the past five years, Mr. Block has served on the board of directors of Deere and Co., Hormel Foods Corporation and Blast Energy Services, Inc. Mr. Block received his B.A. from the U.S. Military Academy. His experience with agricultural commodities and his understanding of political affairs qualify him for the position.

Dr. Steven W. Hutcheson was appointed to the Company’s Board of Directors in July 2011. From 1984 to present, Dr. Hutcheson served as a Professor for the University of Maryland in the Department of Molecular and Cell Biology. He also served as Founder, Chief Executive Officer from 2006-2008 and Chief Technical Officer of Zymetis, Inc. until its acquisition by AE Biofuels on July 1, 2011. Dr. Hutcheson received his A.B. in Biology from the University of CA Santa Cruz and his Ph.D. in Plant Physiology from the University of CA Berkeley. Dr. Hutcheson will also serve as a member of the Governance, Compensation and Nominating Committee. His deep technical understanding of the impact of molecular and cell biology and his ability to assess the technical aspects of commercializing these microbes qualify him for the position.

Harold Sorgenti was appointed to the Company’s Board of Directors in November 2007. Since 1998, Mr. Sorgenti has been the principal of Sorgenti Investment Partners, a company engaged in pursuing chemical investment opportunities. Sorgenti Investment Partners acquired the French ethanol producer Societè d'Ethanol de Synthëse (SODES) in partnership with Donaldson, Lufkin & Jenrette in 1998. Prior to forming Sorgenti Investment Partners, Mr. Sorgenti served a distinguished career that included the presidency of ARCO Chemical Company, including leadership of the 1987 initial public offering of the company. Mr. Sorgenti is also the founder of Freedom Chemical Company. Mr. Sorgenti is a former member of the board of directors of Provident Mutual Life Insurance Co. and Crown Cork & Seal. Mr. Sorgenti received his B.S. in Chemical Engineering from City College of New York in 1956 and his M.S. from Ohio State University in 1959. Mr. Sorgenti is the recipient of honorary degrees from Villanova, St. Joseph's, Ohio State, and Drexel Universities. His prior experience leading a public chemical company, his knowledge of the chemical markets, and his prior service as a board member qualify him for the position.

The Board of Directors held twelve (12) meetings during fiscal year 2011 and fourteen (14) meetings during fiscal 2012. Each of the foregoing directors attended at least 75% of the aggregate number of meetings of our Board of Directors and the committees on which each director served during fiscal year 2012 and was eligible to attend. No family relationship exists between any of the directors or executive officers of the Company.

Information about the Executive Officers

Set forth below is information regarding our executive officers (other than Eric A. McAfee):

Name	Age	Position
Andrew B. Foster	47	Executive Vice President and Chief Operating Officer
Sanjeev Gupta	53	Executive Vice President and Managing Director, Chairman and President (Universal Biofuels Private, Ltd.)
Todd Waltz	51	Chief Financial Officer

Eric A. McAfee (50) Chief Executive Officer and Chairman of the Board (See “Information about the Directors” above).

Andrew B. Foster (47) joined American Ethanol in March 2006 and currently serves as Executive Vice President of Aemetis, Inc. and President and Chief Operating Officer of Aemetis Advanced Fuels, Inc., a wholly owned subsidiary. Prior to joining the Company, Mr. Foster served as Vice President of Corporate Marketing for Marimba, Inc. an enterprise software company, which was acquired by BMC Software in July 2004. From July 2004, until April 2005, Mr. Foster served as Vice President of Corporate Marketing for the Marimba product line at BMC. In April 2005, Mr. Foster was appointed Director of Worldwide Public Relations for BMC and served in that capacity until December 2005. From May 2000 until March 2003, Mr. Foster served as Director of Corporate Marketing for eSilicon Corporation, a fabless semiconductor company. Mr. Foster also served as Associate Director of Political Affairs at the White House from 1989 to 1992, and Deputy Chief of Staff to IL Governor Jim Edgar from 1995 to 1998. Mr. Foster holds a B.A. in Political Science from Marquette University in Milwaukee, Wisconsin.

Sanjeev Gupta (53) joined Aemetis, Inc. in September 2007 as an executive with the Company’s marketing subsidiary, Biofuels Marketing, Inc. and managed the completion of construction of the Company’s biodiesel production facility in Kakinada, India. Mr. Gupta has served as the Managing Director, Chairman and President of the Company’s wholly-owned Indian biodiesel subsidiary, Universal Biofuels Private, Ltd. (“UBPL”) since 2009. Mr. Gupta received an MBA from the Faculty of Management Studies, University of Delhi and holds a Bachelors of Science (honors) from University of Delhi.

Todd A. Waltz (51) was appointed Chief Financial Officer on March 12, 2010. From 2007 until March 12, 2010, Mr. Waltz served as the Company’s Corporate Controller. From 1994 to 2007, Mr. Waltz served with increasing responsibility in a variety of senior financial management and business partner roles with Apple, Inc. in Cupertino, CA. Prior to Apple, Mr. Waltz worked with Ernst & Young. Mr. Waltz also serves as Chief Financial Officer and sole Board member of Vision Global Solutions, Inc. (OTC:VIGS). Mr. Waltz is a Certified Public Accountant (inactive) in the state of CA. Mr. Waltz holds a Bachelors Degree from Mount Union College, an MBA from Santa Clara University and a Masters of Science in Taxation from San Jose State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. Based upon a review of those forms and representations regarding the need for filing Forms 5, we believe during the year ended December 31, 2012 that each of our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements Except the following executive officers, directors and greater than 10% shareholders that filed late reports and/or did not report transactions on a timely basis as follows:

Mr. Eric McAfee has 4 late reports and 2 transactions that were not reported on a timely basis; Mr. Barton has 4 late reports and 3 transactions that were not reported on a timely basis; Mr. Block has 1 late report and 1 transaction that was not reported on a timely basis; Mr. Hutchison has 1 late report and 2 transactions that were not reported on a timely basis; Mr. Peterson has 1 late report; Mr. Sorgenti has 1 late report and 2 transactions that were not reported on a timely basis; Mr. Waltz has 1 late report and 2 transactions that were not reported on a timely basis; Mr. Foster has 3 late reports and 4 transactions that were not reported on a timely basis; Mr. Gupta has 1 late report and 2 transactions that were not reported on a timely basis; Mr. Laird Cagan has 4 late reports and 18 transactions that were not reported on a timely basis; McAfee Capital, LLC has 2 late reports; Sprott, Inc. has 1 late report; and Sprott Private Credit Trust has 1 late report.

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

The following chart details the current membership of each committee:

Name of Director	Audit	Governance, Compensation and Nominating
Michael Peterson*	C	M
Harold Sorgenti	M	C
Francis Barton*	C	M
John R. Block*	M
Dr. Hutcheson*		M
M = Member
C = Chair

*	Mr. Peterson stepped down from the Company’s Board and Board Committees and Mr. Barton was appointed to the Company’s Board and Audit Committees on August 2, 2012.
*	Mr. Block was appointed to the Audit Committee on July 14, 2011.
*	Dr. Hutcheson was appointed to the Governance, Compensation and Nominating Committee on July 14, 2011.

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

A copy of the Audit Committee’s written charter is available in the Investor Relations section of our website at www.aemetis.com.  The Audit Committee held three (3) meetings during fiscal year 2012.  Each director who is a member of the Audit Committee attended at least 75% of the aggregate number of meetings of the Audit Committee during fiscal year 2012.

AUDIT COMMITTEE REPORT

The following is the report of the Audit Committee of the Board of Directors. The Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2012 with our management. In addition, the Audit Committee has discussed with, our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communications with Audit Committee). The Audit Committee also has received the written disclosures and the letter from as required by the Public Company Accounting Oversight Board Rule 3526 “Communications with Audit Committees Concerning Independence” and the Audit Committee has discussed the independence of that firm.

Based on the Audit Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended 2012.

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

During 2012 Michael Peterson and Harold Sorgenti served as members of the Governance, Compensation and Nominating Committee with Mr. Sorgenti serving as Chairman. In August 2012, Mr. Peterson stepped down from the Committee and Mr. Francis Barton was appointed in his place. Each current member of the Governance, Compensation and Nominating Committee is an independent director within the meaning set forth in the rules of the Nasdaq Stock Market, as currently in effect.

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

In 2012, the Governance, Compensation and Nominating Committee held four (4) meetings, one (1) of which was a regularly scheduled meeting and three (3) of which were special meetings. Each director who is a member of the Governance, Compensation and Nominating Committee attended at least 75% of the aggregate number of meetings of the Committee during fiscal year 2012.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2012, Mr. Sorgenti and Peterson and Hutcheson served as members of the Governance, Compensation and Nominating Committee.  No member of the Committee was an officer or employee of the Company. In addition, no member of the Committee or executive officer of the Company served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Governance, Compensation and Nominating Committee.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities for the fiscal years 2011 and 2012 to (i) the Company’s Chief Executive Officer, and (ii) the Company’s other two most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option/ Warrant Awards(1) ($)	Total Compensation ($)

Eric A. McAfee, Chief Executive Officer	2012	180,000	-	180,000
	2011	140,000	-	140,000

Andrew B. Foster, Executive Vice President	2012	180,000	84,047	264,047
	2011	180,000	-	180,000

Sanjeev Gupta, Executive Vice President	2012	180,000	84,047	264,047
	2011	180,000	-	180,000

Todd A. Waltz, Chief Financial Officer	2012	180,000	84,047	264,047
	2011	180,000	-	180,000

(1)
These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the aggregate grant date fair value of stock options and warrants granted during fiscal year 2011 and 2012 to each of the named executive officers, in accordance with ASC Topic 718 Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made when calculating the amounts in this table are found in Note 11 (Stock Based Compensation) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K

Outstanding Equity Awards at 2012 Fiscal Year End

The following table shows all outstanding equity awards held by the named executive officers at the end of fiscal year 2012:

		Option/Warrant Awards
Name	Award Date	No. of Securities underlying unexercised options (#) exercisable	No. of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: # of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Andrew B. Foster	11/05/12	50,000 (2)	250,000		0.55	11/05/17
	12/09/10	6,628 (2)	2,209		0.12	12/08/15
	12/09/10	41,163 (4)			0.13	12/15/15
	3/17/10	50,000 (2)			0.21	3/17/15
	5/21/09	480,000 (3)			0.16	5/20/14
	7/17/07	300,000 (1)			3.00	7/16/17

Sanjeev Gupta	11/05/12	50,000 (2)	250,000		0.55	11/05/17
	12/09/10	26,512 (2)	8,838		0.12	12/08/15
	12/09/10	164,650 (4)			0.13	12/15/15
	3/17/10	100,000 (2)			0.21	3/17/15
	5/21/09	500,000 (3)			0.16	5/20/14
	6/17/08	40,000 (1)			3.70	6/16/13

Todd A. Waltz	11/05/12	50,000 (2)	250,000		0.55	11/05/17
	12/09/10	39,769 (2)	13,255		0.12	12/08/15
	12/09/10	246,976 (4)			0.13	12/15/15
	3/17/10	600,000 (3)			0.21	3/17/15
	5/21/09	220,000 (3)			0.16	5/20/14
	6/17/08	20,000 (1)			3.70	6/16/13

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE-IN-CONTROL ARRANGEMENTS

We are party to the following agreements with our named executive officers:

Eric A. McAfee

Effective September 1, 2011, the Company entered into a three year Employment Agreement with Mr. Eric A. McAfee in connection with his continuing responsibilities as Chief Executive Officer providing compensation of $180,000 per year. In addition, Mr. McAfee is entitled to an annual cash bonus in an amount determined by the Board of Directors based upon attainment of certain performance milestones. The Company will pay up to six months of severance and health benefits in the event Mr. McAfee is terminated without “cause” or “constructively terminated” (as defined in the Employment Agreement).

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

Todd A. Waltz

On March 12, 2012, the Company entered into an Executive Employment Contract with Mr. Waltz to serve as the Company’s Chief Financial Officer. Under Mr. Waltz’ employment contract, Mr. Waltz receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000. The initial term of the Executive Employment Contract was for three years with automatic one-year renewals, currently March 15, 2013, unless terminated by either party on sixty days’ notice prior to the end of the term.

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

Director Compensation

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a director of Aemetis, Inc. for some portion or all of 2011 and 2012. Other than as set forth in the table and described more fully below, Aemetis, Inc. did not pay any fees, made any equity or non-equity awards, or paid any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation below.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	Total ($)

2011
Michael Peterson	107,750	–	107,750
Harold Sorgenti	82,750	–	82,750
John R. Block	58,500	–	58,500
Dr. Steven Hutcheson	37,500	–	37,500

2012
Michael Peterson	72,250	–	72,250
Harold Sorgenti	103,750	46,813	150,563
John R. Block	78,000	46,813	124,813
Dr. Steven Hutcheson	79,250	38,036	117,286
Francis Barton	46,250	84,047	130,297

(1)
The amounts in this column represent the aggregate grant date fair value under ASC Topic 718. The assumptions made when calculating the amounts in this table are found in Note 11 (Stock Based Compensation) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K .

(2)	The following table shows for each named individual the aggregate number of shares subject to all outstanding options and warrants held by that individual as of December 31, 2012.

Name	Number of Shares of Common Stock Subject to all outstanding options as of December 31, 2012	Number of Shares of Common Stock Subject to all outstanding warrants as of December 31, 2012
Michael Peterson	-	82,324
Harold Sorgenti	517,676	82,324
John R. Block	517,676	82,324
Dr. Steven Hutcheson	262,500	-
Francis Barton	300,000	-

(3)

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 9, 2013, regarding the beneficial ownership of each class of our voting stock, including (a) each stockholder who is known by the Company to own beneficially in excess of 5% of each class of our voting stock; (b) each director; (c) the Company’s named executive officers; and (d) the Company’s named executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 184,657,889 shares of common stock outstanding as of April 9, 2013. The percentage of beneficial ownership of Series B preferred stock is based upon 3,097,725 shares of Series B preferred stock outstanding as of April 9, 2013. Unless otherwise identified, the address of the directors and officers of the Company is 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA 95014.

	Common Stock		Series B Preferred Stock
	Amount and Nature of Beneficial Ownership	Percentage of Class	Beneficial Ownership	Percentage of Class
Officers & Directors
Eric A. McAfee (1)	34,916,159	18.91%
Francis Barton (2)	310,000	* %
John R. Block (3)	632,054	* %
Dr. Steven Hutcheson (4)	2,055,070	1.11%
Harold Sorgenti (5)	532,054	* %
Andrew Foster (6)	928,527	* %
Sanjeev Gupta (7)	1,084,108	* %
Todd A. Waltz (8)	2,181,163	1.18%
All officers and directors as a group (8 persons)	42,639,135	23.09%

5% or more Holders

Third Eye Capital (9)	27,153,346	14.7%
161 Bay Street, Suite 3930
Toronto, Ontario, M5J 2S1

Laird Cagan (10)	24,648,872	13.35%
20400 Stevens Creek Blvd., Suite 700
Cupertino, CA 95014

Michael Orsak	2,178,333	1.18%	166,667	5.38%
1125 San Mateo Drive,
Menlo Park, California 94025

David J. Lies	1,606,587	0.87%	200,000	6.46%
1210 Sheridan Road
Wilmette, Illinois 60091

Michael C Brown Trust dated June 30, 2000	481,676	0.26%	599,999	19.37%
34 Meadowview Drive
Northfield, Illinois 60093

Mahesh Pawani	535,358	0.29%	400,000	12.91%
Villa No. 6, Street 29, Community 317, Al Mankhool,
Dubai, United Arab Emirates

Frederick WB Vogel	440,678	0.24%	408,332	13.18%
1660 N. La Salle Drive, Apt 2411
Chicago, Illinois 60614

Fred Mancheski	-	-	300,000	9.68%
1060 Vegas Valley Dr
Las Vegas, NV 89109

Crestview Capital, LLC	-	-	166,667	5.38%
Crestview Capital, LLC
95 Revere Dr., Ste A
Northbrook, Illinois 60062
*Less than 1%

(1)    Includes (i) 34,116,159 shares held by McAfee Capital, LLC, a company owned by Mr. McAfee. McAfee Capital has directly or indirectly pledged all of these shares as security for Third Eye Capital debt arrangements.

(2) Includes 150,000 shares held by Mr. Barton and 160,000 shares pursuant to options exercisable within 60 days of April 9, 2013.
(3) Includes 549,730 shares issuable pursuant to options exercisable within 60 days of March 2 2013, and 82,324 common stock warrants fully exercisable.
(4) Includes 1,957,570 shares held by Mr. Hutcheson and 197,500 shares issuable pursuant to options exercisable within 60 days of April 9, 2013.
(5) Includes 449,730shares issuable pursuant to options exercisable within 60 days of April 9, 2013, and 82,324 common stock warrants fully exercisable.
(6) Includes 887,364 shares issuable pursuant to options exercisable within 60 days of April 9, 2013, and 41,163 fully exercisable common stock warrants.

(7) Includes 200,000 shares held by Mr. Gupta, 719,450 shares issuable pursuant to options exercisable within 60 days of April 9, 2013, and 164,650 fully exercisable common stock warrants.
(8) Includes 1,000,000 shares held by Mr. Waltz, 934,187 shares issuable pursuant to options exercisable within 60 days of April 9, 2013 and 246,976 fully exercisable common stock warrants.
(9)    Includes 19,012,935 shares held by RBC Dexia Investor Services Trust, held in Trust for Account 110-455-262 and Sprott Private Credit Fund, LP, a corporation residing in Canada. Third Eye Capital beneficially owns 7,757,078 common shares, and 383,333 common stock warrants fully exercisable.

(10)  Includes (i) 21,290,626 shares held by Cagan Capital, LLC, a company owned by Mr. Cagan; (ii) 400,000 shares owned by the KRC Trust and 400,000 owned by the KQC Trust, trusts for Mr. Cagan's daughters for which Mr. Cagan is trustee, (iii) 1,710,510 held by The Laird Cagan 2011 Grantor Retained Annuity Trust and (iv) 847,736 shares held by Mr. Cagan individually.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s shareholders approved the Company’s Amended and Restated 2007 Stock Plan at the Company’s 2010 Annual Shareholders Meeting. On December 15, 2010, the Company issued compensatory warrants to officers, directors and employees. The warrants are exercisable at $0.13 per share and expire on December 15, 2015. On July 1, 2011, the Company acquired the Zymetis 2006 Stock Plan pursuant to the acquisition of Zymetis, Inc. and gave Zymetis option holders the right to convert shares into Aemetis common stock at the same terms as the Zymetis plan. The following table provides information about our Amended and Restated 2007 Stock Plan and the compensatory warrants as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,524,834	$0.59	1,282,732	(2)
Equity in the form of warrants issued to officers, directors and employees not approved by security holders	950,856	0.13	—
Equity in the form of options issued to directors and consultants not approved by security holders	862,500	0.55	—

(1)	Shares from the 2006 Stock Option Plan and the Amended and Restated 2007 Stock Option Plan.
(2)	Amount consists of shares available for future issuance under the 2006 and 2007 Plan.

Summary of Material Features of the 2007 Stock Plan

The following discussion summarizes the material terms of the Aemetis 2007 Stock Plan as amended and restated April 8, 2008 (“2007 Stock Plan”). A description of the 2007 Stock Plan, which is intended merely as a summary of its principal features and is qualified in its entirety by reference to the full text of the 2007 Stock Plan, as filed on Schedule 14A with the SEC on April 8, 2008.

Administration. The 2007 Stock Plan is administered by the Board or a Committee of the Board. Awards of “performance-based compensation” require administration of two or more “outside directors”.

Term. The 2007 Stock Plan shall continue in effect for a period of 10 years. The term of each Option granted shall be no more than ten 10 years from the date of grant.

Eligibility. Employees and Service Providers of the Company and its subsidiaries and non-employee directors of the Company are eligible to receive awards under the 2007 Stock Plan. There are approximately 120 employees and five non-employee directors currently eligible to receive awards under the 2007 Stock Plan. The number of other Service Providers potentially eligible to participate in the 2007 Stock Plan is not currently determinable. Awards under the 2007 Stock Plan may include grants of options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and Performance-Based Compensation Under Code Section 162(m). Eligibility for any particular award is determined by the Administrator (as defined in the 2007 Stock Plan) and, in the case of certain awards such as incentive stock options, may be limited by the Internal Revenue Code.

Award Limits. Awards under the 2008 Stock Incentive Plan are subject to the following limits:

Plan Limits. The Company has reserved 4,000,000 Common Shares for issuance under the 2007 Stock Plan. Issuances under the plan will be increased each year in an amount of the lesser of: (i) 1,000,000 Shares, (ii) one percent (1%) of the shares outstanding and issuable pursuant to outstanding awards at the end of the fiscal year, and (iii) such number as determined by the Board. The 2007 Stock Plan had 8,750,434 reserved for issuance as of April 11, 2012.

Individual Limits. During any fiscal year, no employee may be granted options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and Performance-Based Compensation Under Code Section 162(m) covering more than 1,000,000 Common Shares. No participant may receive Performance Units having an initial value greater than $10,0000,000.

Each of the above limits is subject to adjustment for certain changes in the Company’s capitalization such as stock dividends, stock splits, combinations or similar events. If an award expires, terminates, is forfeited or is settled in cash rather than in Common Shares, the Common Shares not issued under that award will again become available for grant under the 2007 Stock Plan. If Common Shares are surrendered to the Company or withheld to pay any exercise price or tax withholding requirements, only the number of Common Shares issued net of the shares withheld or surrendered will be counted against the number of Common Shares available under the 2007 Stock Plan. The exercise price for a stock option or stock appreciation right may not be less than 100% of the fair market value of the shares on the date of grant or may not be less than 110% of the fair market value of the shares on the date of grant for employees representing more than 10% of the voting power of all of the classes of stock of the Company. The Board may amend, alter, suspend or terminate the plan. The Board shall obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with Applicable Law.

Summary of Material Features of the 2007 Stock Plan

The following discussion summarizes the material terms of the Zymetis, Inc. 2006 Stock Incentive Plan as dated November 17, 2006 (“2006 Stock Plan”). A description of the 2006 Stock Plan, which is intended merely as a summary of its principal features and is qualified in its entirety by reference to the full text of the 2006 Stock Plan, as filed with the SEC on October 30, 2012 as Exhibit 10.31 to Form 10-K.

Administration. The 2006 Stock Plan is administered by a Committee of the Board.

Term. The 2006 Stock Plan shall continue in effect for a period of 10 years. The term of each Option granted shall be no more than 10 years from the date of grant, except for Option grants to Participants who possess more than 10% of the combined voting classes of all stock who may be awarded Options exercisable no later than 5 years from the date of grant.

Eligibility. Employees and other Eligible Persons of the Company and its subsidiaries and non-employee directors of the Company are eligible to receive awards under the 2006 Stock Plan. There are approximately 120 employees and five non-employee directors currently eligible to receive awards under the 2006 Stock Plan. The number of other Service Providers potentially eligible to participate in the 2006 Stock Plan is not currently determinable. Awards under the 2006 Stock Plan may include grants of options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, dividend equivalents, other stock grants and other stock based awards. Eligibility for any particular award is determined by the Administrator (as defined in the 2006 Stock Plan) and, in the case of certain awards such as incentive stock options, may be limited by the Internal Revenue Code.

Award Limit. The Company has reserved 350,000 Common Shares for issuance under the 2006 Stock Plan. On May 30, 2007, the Company approved a 3:1 stock split, increasing the reserve to 1,050,000 Common Shares. Subsequently, on May 9, 2008, the Board authorized an additional 800,000 shares for issuance for a total of 1,850,000 Common Shares reserved for issuance as of April 11, 2013.

The above limit is subject to adjustment for certain changes in the Company’s capitalization such as stock dividends, stock splits, combinations or similar events. If an award expires, terminates, is forfeited or is settled in cash rather than in Common Shares, the Common Shares not issued under that award will again become available for grant under the 2006 Stock Plan. If Common Shares are surrendered to the Company or withheld to pay any exercise price or tax withholding requirements, only the number of Common Shares issued net of the shares withheld or surrendered will be counted against the number of Common Shares available under the 2006 Stock Plan. The exercise price for any incentive stock options may not be less than 100% of the fair market value of the shares on the date of grant or may not be less than 110% of the fair market value of the shares on the date of grant for employees representing more than 10% of the voting power of all of the classes of stock of the Company. The Board may amend, alter, suspend or terminate the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following are transactions entered into in fiscal 2011 and 2012 and any currently proposed transaction, (i) in which the registrant was or is to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of the registrant’s company's total assets at year end for the last two completed fiscal years, and (iii) in which any director, executive officer, five percent stockholder or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On August 17, 2009, we entered into a $5 million secured revolving line of credit with Laird Cagan, a former member of the Company’s board of directors and a significant stockholder. The credit facility accrues interest at 10% per annum and was due and payable on July 1, 2011. At December 31, 2010, $4,854,992 in principal, plus accrued interest of $810,728 and extension fee of $278,963 was outstanding under this credit facility. On September 30, 2011, Laird Cagan with co-investors exercised their right to convert $1,452,818 in outstanding interest and fees to stock at a rate of 5 cents per share resulting in the Company issuing 29,056,356 shares of common stock in exchange for the payment. In October 2011, in connection with the extension of the line, the Company implemented a new conversion feature based on the average closing price on the previous twenty-two days of trading on interest and fees. In December 2012 Mr. Cagan provided the Company a Notice of Principal and Interest Conversion under the Credit Agreement, converting certain amounts of the outstanding principal, interest and fees eligible into 9,062,900 shares of common stock. At December 31, 2012, the remaining principal, interest and fees due under the Credit Agreement have a balance of $1,540,074. See Note 6. Notes Payable, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees and Services in Our 2012 and 2011 Fiscal Years

McGladrey LLP was appointed as our registered independent public accountant on May 21, 2012. The fees billed by McGladrey LLP for audits of the 2012 and 2011 financial statements are as follows:

	2012	2011
Audit Fees	$325,000	$245,000
Audit-Related Fees	111,500	35,000
Total Audit and Audit-Related Fees	436,500	280,000
Tax Fees	––	––
All Other Fees	2,305	––

Total	$438,805	$280,000

Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements, and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by McGladrey LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of assistance provided on complex accounting transactions, including stock compensation expense, tax impacts of acquisitions, modification and extinguishment accounting for debt, beneficial conversion feature accounting, and warrant liability accounting.

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

In fiscal year 2011 and 2012, all fees identified above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were billed by McGladrey LLP were approved by the Audit Committee in accordance with SEC requirements.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements:

The following financial statements of Aemetis, Inc. are filed as a part of this Annual Report:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets
●	Consolidated Statements of Operations and Comprehensive Loss
●	Consolidated Statements of Cash Flows
●	Consolidated Statements of Stockholders' Equity
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3. Exhibits:

INDEX TO EXHIBITS
		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	Film No.	Exhibit	Filing Date
3.1.1	Articles of Incorporation	10-Q	000-51354	3.1	Nov. 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation	10-Q	000-51354	3.1.1	Nov. 14, 2008
3.1.3	Certificate of Designation of Series B Preferred Stock	8-K	000-51354	3.2	Dec. 13, 2007
3.1.4	Certificate of Amendment to Articles of Incorporation	8-K	000-51354	3.3	Dec. 13, 2007
3.1.5	Certificate of Amendment to Articles of Incorporation	Pre14C	111136140		October 26, 2011
3.2.1	Bylaws	8-K	000-51354	3.4	Dec. 13, 2007
4.1	Specimen Common Stock Certificate	8-K	000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K	000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K	000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K	000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14A	000-51354		Apr. 15, 2008
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14A	000-51354		Apr. 15, 2008
10.4	Eric McAfee Executive Chairman Agreement dated January 30, 2006	8-K	000-51354	10.4	Dec. 13, 2007
10.7	Andrew Foster Executive Employment Agreement, dated May 22, 2007	8-K	000-51354	10.7	Dec. 13, 2007
10.10	Todd Waltz Executive Employment Agreement, dated March 15, 2010	8-K	000-51354		May 20, 2009
10.11	Sanjeev Gupta Executive Employment Agreement, dated September 1, 2007	10-K	000-51354	10.11	May 20, 2009
10.12	Agreement of Loan for Overall Limit dated June 26, 2008 between Universal Biofuels Pvt Limited and State Bank of India	10-Q	000-51354	10.12	Aug. 14, 2008
10.14	$5 million Note and Warrant Purchase Agreement dated May 16, 2008 among Third Eye Capital Corporation, as Agent; the Purchasers; and Aemetis, Inc., including the form of Note	8-K	000-51354	10.1	May 21, 2008
10.16	Revolving Line of Credit Agreement dated August 17, 2009 between International Biodiesel, Inc. and Laird Cagan	10-K	000-51354	10.16	Mar. 15, 2010
10.17	Project Agreement dated December 1, 2009 among Cilion, Inc., Aemetis, Inc., AE Advanced Fuels, Inc., and AE Advanced Fuels Keyes, Inc.	8-K	000-51354	10.1	Dec. 2, 2009

10.18	Lease Agreement dated December 1, 2009, among Cilion Inc., AE Advanced Fuels Keyes, Inc., and AE Advanced Fuels, Inc., a Delaware corporation	8-K	000-51354	10.2	Dec. 2, 2009
10.19	Amendment No. 4 and Limited Waiver to Note and Warrant Purchase Agreement dated December 10, 2009, between Aemetis, Inc. and Third Eye Capital Corporation	8-K	000-51354	10.1	Dec. 22, 2009
10.20	Assignment of Proceeds Agreement dated December 10, 2009, between Aemetis, Inc. and Third Eye Capital Corporation	8-K	000-51354	10.2	Dec. 22, 2009
10.21	Guaranty Agreement dated December 10, 2009, between AE Advanced Fuels Keyes, Inc. and Third Eye Capital Corporation	8-K	000-51354	10.3	Dec. 22, 2009
10.24	Note Purchase Agreement dated October 18, 2010, among Third Eye Capital Corporation, the Purchasers and AE Advanced Fuels Keyes, Inc., including the Form of Note	8-K	000-51354	10.1	Nov. 3, 2010
10.25	Amendment No. 5 and Limited Waiver to Note and Warrant Purchase Agreement dated October 18, 2010, between Aemetis, Inc. and Third Eye Capital Corporation	8-K	000-51354	10.1	Nov. 3, 2010
10.27	Amendment #1 to Project Agreement dated October 29, 2010 among Cilion, Inc., Aemetis, Inc., AE Advanced Fuels, Inc., and AE Advanced Fuels Keyes, Inc.	10-Q	000-51354	10.3	Dec. 1, 2010
10.28	Amendment #1 to Lease Agreement dated October 29, 2010, among Cilion, Inc., AE Advanced Fuels Keyes, Inc., and AE Advanced Fuels, Inc.	10-Q	000-51354	10.4	Dec. 1, 2010
10.29	Subordination Agreement, dated October 29, 2010 among Laird Cagan, Aemetis, Inc., AE Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation	10-Q	000-51354	10.5	Dec. 1, 2010
10.30	Ethanol Marketing Agreement, dated October 29, 2010 between AE Advanced Fuels Keyes, Inc. and Kinergy Marketing, LLC	10-Q	000-51354	10.6	Dec. 1, 2010
10.31	Zymetis, Inc. 2006 Stock Incentive Plan	10-K	000-51354	10.31	October 31, 2012
10.32	Zymetis Inc. Incentive Stock Option Agreement	10-K	000-51354	10.32	October 31, 2012
10.33	Zymetis Inc. Non-Incentive Stock Option Agreement	10-K	000-51354	10.33	October 31, 2012
10.34	Amendment No. 1 to Note Purchase Agreement dated March 10, 2011 among Third Eye Capital Corporation, as Agent; the Purchasers; and AE Advanced Fuels Keyes, Inc.	8-K	000-51354	10.1	March 16, 2011
10.35	Amendment No. 2 to Project Agreement dated March 9, 2011 among Cilion, Inc., AE Biofuels, Inc., AE Advanced Fuels, Inc., and AE Advanced Fuels Keyes, Inc.	8-K	000-51354	10.2	March 16, 2011
10.36	Amendment No. 2 to Lease Agreement dated March 9, 2011 among Cilion, Inc., AE Advanced Fuels Keyes, Inc., and AE Advanced Fuels, Inc.	8-K	000-51354	10.3	March 16, 2011
10.37	Limited Waiver to Note and Warrant Purchase Agreement dated May 24, 2011, between Third Eye Capital Corporation, as Agent and AE Biofuels, Inc.	8-K	000-51354	10.1	June 1, 2011
10.38	Limited Waiver and Amendment No. 2 to Note Purchase Agreement dated June 20, 2011, among Third Eye Capital Corporation, as Agent; the Purchasers; and AE Advanced Fuels Keyes, Inc.	8-K	000-51354	10.1	June 24, 2011
10.39	First Amendment to Ethanol Marketing Agreement dated September 6, 2011, between AE Advanced Fuels Keyes, Inc. and Kinergy Energy Marketing	8-K	000-51354	10.1	September 8, 2011
10.40	Limited Waiver and Amendment No. 4 to Note Purchase Agreement dated as of November 8, 2011 and effective as of October 18, 2011 among AE Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, and the Purchasers	8-K	000-51354	10.1	November 15, 2011
10.41	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	January 1, 2012
10.42	Form of 5% Subordinated Note	8-K	000-51354	10.2	January 1, 2012
10.43	Form of Common Stock Warrant	8-K	000-51354	10.3	January 1, 2012
10.44	Limited Waiver, Consent and Amendment No. 5 to Note Purchase Agreement dated January 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent and the Purchasers	8-K	000-51354	10.1	February 6, 2012
10.45	Amendment No. 6 to Note Purchase Agreement dated April 13, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	April 19, 2012
10.46	Limited Waiver to Note Purchase Agreement dated March 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation, an Ontario corporation, as agent	8-K	000-51354	10.1	April 19, 2012
10.47	Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2012 among Aemetis, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, and the Purchasers	8-K	000-51354	10.1	April 19, 2012
10.48	Amendment No. 7 to Note Purchase Agreement dated May 15, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	May 22, 2012
10.49	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	June 6, 2012
10.50	Form of 5% Subordinated Note	8-K	000-51354	10.1	June 6, 2012

10.51	Form of Common Stock Warrant	8-K	000-51354	10.1	June 6, 2012
10.52	Note and Warrant Purchase Agreement dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	June 28, 2012
10.53	5% Subordinated Promissory Note dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	June 28, 2012
10.54	Form of Warrant to Purchase Common Stock	8-K	000-51354	10.3	June 28, 2012
10.55	Note Purchase Agreement dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	July 3, 2012
10.56	15% Subordinated Promissory Note dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	July 3, 2012
10.57	Agreement and Plan of Merger, dated July 6, 2012, among Aemetis, Inc., AE Advanced Fuels, Inc., Keyes Facility Acquisition Corp., and Cilion, Inc.	8-K	000-51354	2.1	July 10, 2012
10.58	Stockholders’ Agreement dated July 6, 2012, among Aemetis, Inc., and Western Milling Investors, LLC, as Security holders’ Representative.	8-K	000-51354	10.1	July 10, 2012
10.59	Amended and Restated Note Purchase Agreement, dated July 6, 2012 among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.60	Amended and Restated Guaranty, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.61	Amended and Restated Security Agreement, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012
10.62	Investors’ Rights Agreement dated July 6, 2012, by and among Aemetis, Inc., and the investors listed on Schedule A thereto.	8-K	000-51354	10.5	July 10, 2012
10.63	Technology License Agreement dated August 9, 2012 between Chevron Lummus Global LLC and Aemetis Advanced Fuels, Inc.	8-K	000-51354	10.1	August 22, 2012
10.64	Corn Procurement and Working Capital Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.**	10-K	000-51354	10.64	October 31, 2012
10.65	Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.**	10-K	000-51354	10.65	October 31, 2012
10.66	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	000-51354	10.66	October 31, 2012
10.67	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC**	10-K	000-51354	10.67	October 31, 2012
10.68	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	October 23, 2012
10.69	Amendment No. 1 to Revolving Line of Credit Agreement dated October 16, 2012 by and among Aemetis International, Inc., a Nevada corporation, and Laird Q. Cagan	8-K	000-51354	10.2	October 23, 2012
10.70	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012 and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	000-51354	10.3	October 23, 2012
10.71	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	000-51354	10.4	October 23, 2012
10.72	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated September 29, 2012					X
10.73	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K	000-51354	10.1	January 7, 2013
10.74	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K/A	000-51354	10.1	Feb. 27, 2013

10.75	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	March 11, 2013
10.76
Amendment No. 1 to Agreement for Repayment of Note by Share Issuance dated as of April 10, 2013 by and among Aemetis, Inc., Aemetis International, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).
						X
10.77	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated January 2, 2013.					X
10.78	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	April 16, 2013
10.79	Special Bridge Advance dated as of March 29, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K	000-51354	10.2	April 16, 2013
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
21	Subsidiaries of the Registrant					X
24	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**
Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AEMETIS, INC.
Consolidated Financial Statements

Index To Financial Statements

Page Number

Report of Independent Registered Public Accounting Firm	52
Consolidated Financial Statements
Consolidated Balance Sheets	53
Consolidated Statements of Operations and Comprehensive Loss	54
Consolidated Statements of Cash Flows	55
Consolidated Statements of Stockholders' Equity	56
Notes to Consolidated Financial Statements	57-85

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Aemetis, Inc.

We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aemetis, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its cash flows from operations are not sufficient to cover debt service requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey LLP
Des Moines, Iowa
April 16, 2013

AEMETIS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011

Assets
Current assets:
Cash and cash equivalents	$290,603	$249,466
Accounts receivable, less allowance of $201,890 and $143,089, as of 2012 and 2011, respectively	1,360,606	1,379,668
Inventories	4,555,780	3,981,997
Prepaid expenses	264,243	491,308
Other current assets	374,217	1,026,477
Total current assets	6,845,449	7,128,916

Property, plant and equipment, net	83,893,472	15,530,905
Assets held for sale	-	885,000
Goodwill and intangible assets	2,767,994	2,767,994
Other assets	3,365,244	905,106
Total assets	$96,872,159	$27,217,921

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,070,106	$14,337,536
Current portion of long term secured notes	26,278,535	2,425,588
Current portion of subordinated notes, net of discount for issuance costs	329,013	-
Secured notes, net of discount for issuance costs	5,756,752	5,161,191
Working capital loans and short-term notes	2,159,291	2,066,720
Mandatorily redeemable Series B convertible preferred stock	2,437,649	2,320,164
Other current liabilities	5,803,857	3,116,868
Total current liabilities	57,835,203	29,428,067

Long term debt:
Secured notes, net of discount for issuance costs	25,954,536	15,701,023
Related party line of credit, net of discount for issuance costs	1,540,074	4,291,913
Subordinated notes, net of discount for issuance costs	3,009,101	-
Seller note payable	4,011,430	-
EB-5 notes payable	1,006,863	-
Total long term debt	35,522,004	19,992,936

Commitments and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value; 7,235,565 authorized; 3,097,725 and 3,115,225 shares issued and outstanding, respectively (aggregate liquidation preference of $9,293,175 and $9,345,675 respectively)	3,098	3,115
Common stock, $0.001 par value; 400,000,000 authorized; 180,281,094 and 130,746,890 shares issued and outstanding, respectively	180,281	130,747
Additional paid-in capital	75,457,760	45,432,447
Accumulated deficit	(69,808,294)	(65,526,029)
Accumulated other comprehensive income/(loss)	(2,317,893)	(2,243,362)
Total stockholders' equity/(deficit)	3,514,952	(22,203,082)

Total liabilities and stockholders' equity	$96,872,159	$27,217,921

The accompanying notes are an integral part of the financial statements

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Revenues	$189,048,226	$141,857,914

Cost of goods sold	197,975,173	137,216,040

Gross profit/(loss)	(8,926,947)	4,641,874

Research and development expenses	620,368	576,625
Selling, general and administrative expenses	11,613,357	8,570,591

Operating loss	(21,160,672)	(4,505,342)

Other income/(expense)
Interest income	4,976	23,436
Interest expense	(17,657,915)	(13,561,285)
Other income/(expenses)	(167,275)	52,960
Gain on acquisition bargain purchase	42,335,876	-
Loss on debt extinguishment	(9,068,868)	-
Gain/(loss) on sale of assets	350,356	(401,407)
Loss before income taxes	(5,363,522)	(18,391,638)

Income tax benefit/(expense)	1,081,257	95,279

Net loss	$(4,282,265)	$(18,296,359)

Other comprehensive loss
Foreign currency translation adjustment	(74,531)	(1,372,441)
Comprehensive loss	$(4,356,796)	$(19,668,800)

Loss per common share
Basic and diluted	$(0.03)	$(0.18)

Weighted average shares outstanding
Basic and diluted	151,023,977	103,536,643

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the twelve months ended December 31,
	2012	2011
Operating activities:
Net loss	$(4,282,265)	$(18,296,359)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	686,059	177,278
Depreciation	3,041,783	1,141,007
Inventory provision	104,895	201,887
Amortization of debt issuance discount	7,543,583	4,624,705
Change in fair value of warrant liability	97,022	-
Loss on extinguishment of debt	9,068,868	33,926
(Gain)/loss on sale or disposal of assets	(350,356)	401,407
Gain on acquisition bargain purchase	(42,335,876)	-
Deferred tax liability/(asset)	(1,085,257)	(98,479)
Changes in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	3,113,643	(1,316,028)
Inventory	(740,242)	(3,724,088)
Prepaid expenses	148,166	(172,840)
Other current assets and other assets	475,965	(1,476,557)
Accounts payable	799,620	9,597,694
Accrued interest expense and fees, net of payments	4,007,260	7,470,040
Other liabilities	2,775,405	189,508
Net cash used in operating activities	(16,931,727)	(1,246,899)

Investing activities:
Capital expenditures	(1,368,395)	(2,568,001)
Proceeds from the sale of assets	1,404,166	1,598,593
Acquisition of Cilion	(16,500,000)	-
Cash obtained through merger	-	1,451
Net cash used in investing activities	(16,464,229)	(967,957)

Financing activities:
Proceeds from borrowings under secured debt facilities	39,840,000	3,621,500
Repayments of borrowings under secured debt facilities	(9,962,259)	(3,053,426)
Proceeds from borrowings under unsecured and subdebt term notes and working capital lines of credit	7,325,325	8,773,415
Repayments of borrowings under unsecured and subdebt notes and working capital facility	(3,868,050)	(7,476,182)
Warrant exercises	1,433	-
Net cash provided by financing activities	33,336,449	1,865,307

Effect of exchange rate changes on cash and cash equivalents	100,644	(84,001)
Net cash and cash equivalents increase/(decrease) for period	41,137	(433,550)
Cash and cash equivalents at beginning of period	249,466	683,016
Cash and cash equivalents at end of period	$290,603	$249,466

Supplemental disclosures of cash flow information, cash paid:

Interest payments, net of capitalized interest of $0 in 2012 and $184,933 in 2011	2,084,751	1,021,188
Income tax expense/(benefit)	4,000	3,200

Supplemental disclosures of cash flow information, non-cash transactions:

Issuance of shares for acquisition	12,511,200	1,890,135
Stock and warrants issued to pay interest and fees on borrowings	11,885,579	1,662,323
Payment of loans and fees by issuance of stock to related party	4,107,141	1,452,818
Beneficial conversion discount on related party debt	884,851	1,732,872
Seller note payable issued in Cilion acquisition	3,584,371	-

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

							Accumulated Other
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Total
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(loss)	Dollars

Balance at December 31, 2010	3,165,225	$3,165	90,342,032	$90,342	$38,557,376	$(47,229,670)	$(870,921)	$(9,449,708)

Stock-based compensation	-	-	5,585	6	152,736	-	-	152,742
Shares issued to consultants	-	-	30,000	30	24,506	-	-	24,536
Shares issued to secured lender	-	-	4,589,360	4,589	1,657,734	-	-	1,662,323
Conversion of related party note	-	-	29,056,356	29,056	1,423,762	-	-	1,452,818
Beneficial conversion feature on related party notes	-	-	-	-	1,732,872	-	-	1,732,872
Conversion of Series B preferred to common stock	(50,000)	(50)	50,000	50	-	-	-	-
Zymetis, Inc. merger	-	-	6,673,557	6,674	1,883,461	-	-	1,890,135
Other comprehensive loss	-	-	-	-	-	-	(1,372,441)	(1,372,441)
Net loss	-	-	-	-	-	(18,296,359)	-	(18,296,359)
Balance at December 31, 2011	3,115,225	$3,115	130,746,890	$130,747	$45,432,447	$(65,526,029)	$(2,243,362)	$(22,203,082)

Stock-based compensation	-	-	321,965	322	258,271	-	-	258,593
Shares issued to consultants	-	-	1,000,000	1,000	426,466	-	-	427,466
Shares issued to secured lender	-	-	17,699,172	17,699	10,848,280	-	-	10,865,979
Issuance and exercise of warrants	-	-	1,432,667	1,433	1,018,167	-	-	1,019,600
Beneficial conversion feature on related party note	-	-	-	-	884,851	-	-	884,851
Conversion of Series B preferred to common stock	(17,500)	(17)	17,500	17	-	-	-	-
Cilion, Inc. merger	-	-	20,000,000	20,000	12,491,200	-	-	12,511,200
Conversion of related party note	-	-	9,062,900	9,063	4,098,078	-	-	4,107,141
Other comprehensive income	-	-	-	-	-	-	(74,531)	(74,531)
Net loss	-	-	-	-	-	(4,282,265)	-	(4,282,265)
Balance at December 31, 2012	3,097,725	$3,098	180,281,094	$180,281	$75,457,760	$(69,808,294)	$(2,317,893)	$3,514,952

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc. (formerly AE Biofuels, Inc.), a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”):

●	Aemetis Americas, Inc., a Nevada corporation and its subsidiaries AE Biofuels, Inc., a Delaware corporation;

●	Biofuels Marketing, a Delaware corporation;

●	Aemetis International, Inc., a Nevada corporation and its subsidiary International Biofuels, Ltd., a Mauritius corporation and its subsidiary Universal Biofuels Private, Ltd., an India company;

●	Aemetis Technologies, Inc., a Delaware corporation;

●	Aemetis Biochemicals, Inc., a Nevada corporation;

●	Aemetis Biofuels, Inc., a Delaware corporation and its subsidiary Energy Enzymes, Inc., a Delaware corporation;

●
AE Advanced Fuels, Inc., a Delaware corporation and its subsidiaries Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and Aemetis Facility Keyes, Inc., a Delaware corporation and its subsidiary EE Leasing Inc., a California corporation;

●	Aemetis Advanced Fuels, Inc., a Nevada corporation.

Aemetis, Inc. is an international advanced fuels and specialty chemical company focused on the production of renewable fuels and chemicals and the acquisition, development and commercialization of innovative technologies that are substitutes for traditional petroleum-based products.  In 2010, the Company retrofitted an ethanol production facility in Keyes, California and in April 2011 began high volume production of ethanol and wet distiller’s grain (WDG). In May 2012 equipment for corn oil separation added the capability to produce and sell corn oil.

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

Cost of Goods Sold. Cost of goods sold include those costs directly associated with the production of revenues, such as raw material consumed, factory overhead, and other direct production costs.

Shipping and Handling Costs. Shipping and handling costs are classified as a component of cost of goods sold in the accompanying consolidated statements of operations.

Research and Development. Research and development costs are expensed as incurred, unless they have alternative future uses to the Company.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at various financial institutions domestically and abroad. The Federal Deposit Insurance Corporation (FDIC) insures domestic cash accounts. The Company’s accounts at these institutions may at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable.  The Company sells ethanol, wet distillers grains, corn syrup and corn oil through third-party marketing arrangements generally without requiring collateral.  The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer.  Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of the allowance for doubtful accounts.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the biodiesel plant in India. It is the Company policy to depreciate capital assets over their estimated useful lives using the straight-line method.

Goodwill and Intangible Assets. Intangible assets consist of intellectual property in the form of patents pending, in-process research and development and goodwill. Once the patents pending or in-process R&D have secured a definite life in the form of a patent or product, they will be carried at cost less accumulated amortization over their estimated useful life. Amortization commences upon the commercial application or generation of revenue and is amortized over the shorter of the economic life or patent protection period.

Company intangible assets such as goodwill have indefinite lives and as a result need to be evaluated at least annually, or more frequently, if impairment indicators arise. In the Company’s review, we determined the fair value of the reporting unit using market indicators and discounted cash flow modeling. The Company compares the fair value to the net book value of the reporting unit. An impairment loss would be recognized when the fair value is less than the related net book value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of the Company’s customers.

California Ethanol Producer Incentive Program – The Company is eligible to participate in the California Ethanol Producer Incentive Program (“CEPIP”). Under the CEPIP an eligible California ethanol facility may receive up to $3 million in cash per plant per year of operations through 2013 when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, drop below $0.55 per gallon.  The California Energy Commission determines on an annual basis the funding allocated to the program.  No funds were allocated to this program during the government’s 2012 fiscal year.  For any month in which a payment is made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. Since these funds are provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company records the proceeds, if any, as a credit to cost of goods sold. The Company will assess the likelihood of reimbursement in future periods as corn crush spreads approach $1.00 per gallon. If it becomes likely that amounts may be reimbursable by the Company, the Company will accrue a liability for such payment and recognize the costs as an increase in cost of goods sold. With respect to CEPIP payments received and applied as reductions to cost of goods sold, the Company recorded $0 and $1,803,380 for the years ended December 31, 2012 and 2011, respectively. To date, the Company has not been required to reimburse any amounts.

Warrant liability: The Company adopted guidance related to distinguishing liabilities from equity for certain warrants which contain a conditional obligation to repurchase feature. During the year ending December 31, 2012, the Company granted 1,816,000 warrants with a conditional obligation to repurchase feature that require liability treatment. As a result, a long-term warrant liability was recorded to recognize the fair value of the warrants upon the issuance of each warrant. The Company estimates the fair value of these warrants using the Black-Scholes valuation pricing model with the assumptions as follows: The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve. The expected life of the warrants is based upon the contractual life of the warrants. Volatility is estimated based on an average of the historical volatilities.

The Company computes the fair value of the warrant liability at each reporting period and the change in the fair value is recorded through earnings. The key component in the value of the warrant liability is the Company's stock price, which is subject to significant fluctuation and is not under the Company's control. The resulting effect on the Company's net loss is therefore subject to significant fluctuation and will continue to be so until the warrants are exercised, amended or expire. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when the stock price increases and non-cash income when the stock price decreases.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2012 and 2011, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Long - Lived Assets. The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value.

Basic and Diluted Net Loss per Share. Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive. As the Company incurred net losses for the years ended December 31, 2012 and 2011, potentially dilutive securities have been excluded from the diluted net loss per share computation, as their effect would be anti-dilutive.

The following table shows the number of potential dilutive shares excluded from the diluted net loss per share calculation as of December 31, 2012, and 2011:

	December 31, 2012	December 31, 2011

Aemetis Series B preferred	3,097,725	3,115,225
Aemetis Series B warrants	-	392,479
Aemetis Common stock options and warrants	10,309,257	8,232,292
Convertible interest & fees on related party note	-	457,143
Convertible promissory note	178,495	-
Total weighted average number of potentially dilutive shares excluded from the basic and diluted net income/(loss) per share calculation	13,585,477	12,197,139

Comprehensive Income. ASC 220 Comprehensive Income requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive income and accumulated other comprehensive income consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiary. The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiary that operates in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income (loss), net.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

●
The “India” operating segment encompasses the Company’s 50 million gallon per year nameplate capacity biodiesel plant in Kakinada, India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

●	The “North America” operating segment includes the Company’s 55 million gallons per year nameplate capacity ethanol plant in Keyes, California and the research facilities in College Park, Maryland.
●	The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, executive compensation and other corporate expenses.

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock, warrant liability and debt.  The fair value of current financial instruments was estimated to approximate carrying value due to the short-term nature of these instruments.  The warrant liability fair value was estimated using the Black-Scholes option valuation model at the end of each reporting period. The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value.

The carrying amount of debt obligations with TEC and the seller note payable at December 31, 2012 of $56.2 million had an estimated fair value of approximately $59.2 million based on estimated interest rates for comparable debt.  It was not practicable to determine the fair market value of the Company’s remaining debt obligations due to the lack of availability of comparable credit facilities and related party nature of the financial arrangements.

Share-Based Compensation. The Company recognizes share based compensation in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimate fair value of the Company’s share-based compensation awards at the time the awards are granted adjusted to reflect only those shares that are expected to vest. To estimate the discount for lack of marketability on restricted stock issued, the Company uses the Black-Scholes model for pricing call options, which assists in deriving the implied price of put options using the put-call parity principle.  The price of the put option divided by the market price quoted on the OTC markets exchange implies the discount for lack of marketability (DLOM) in valuing issued shares to consultants, debt holders, employees or affiliated investors.

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

Modification Accounting. The Company evaluates amendments to its debt in accordance with ASC 540-50 Debt – Modification and Extinguishments for modification and extinguishment accounting.  This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances, where the net present value of future cash flows changed more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sequencing Policy. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of maturity dates of potentially dilutive instruments with the latest maturity date receiving first allocation of shares.  If a reclassification of an instrument were required, it would result in the earliest maturity instrument being reclassified first.

Recent Accounting Pronouncements.

Effective January 1, 2012, the Company adopted the third phase of amended guidance in ASC Topic 820, Fair Value Measurements and Disclosures. The purpose of the amendment is to achieve common fair value measurement and disclosure requirements by improving comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and those prepared in conformity with International Financial Reporting Standards, or IFRS. The amended guidance clarifies the application of existing fair value measurement requirements and requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The Company has additional disclosure requirements associated with recurring Level 3 measurements for warrant liability accounting and fair value of debt instruments.

Effective January 1, 2012, the Company adopted the amended guidance in ASC Topic 220, Comprehensive Income. This accounting standards update, which helps to facilitate the convergence of GAAP and IFRS, is aimed at increasing the prominence of other comprehensive income in the financial statement by eliminating the option to present other comprehensive income in the statement of stockholders’ equity, and requiring comprehensive income to be reported in either a single continuous statement or in two separate but consecutive statements reporting net income and other comprehensive income. This amended guidance will be implemented retroactively. The Company has determined that the changes to the accounting standards will not materially affect the presentation of consolidated financial statements.

Effective January 1, 2012, the Company adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company has determined that the changes to the accounting standards will not impact the Company’s disclosure or reporting requirements.

2. Ability to Continue as a Going Concern

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses and negative cash flow and currently has a working capital deficit. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on several factors, including the ability to raise a significant amount of capital for operating expenses, capital purchases, current liabilities and debt service.  The Company has been reliant on their senior secured lender to provide additional funding requirements when cash flows do not support operating expenses and the payment requirements on the Company’s debt.  Although the current agreements in place with this lender do not require any payments or covenant requirements through May 2013, the continuation of the Company depends on management being able to maintain this relationship with the lender or find other financing options to provide cash as the Company expands its technologies.  Management’s plans to continue to operate the Company include:

●
Working with the Company’s senior lender, Third Eye Capital, to restructure or provide additional financing as well as explore other financing arrangements including working with Advanced BioEnergy LP to attract investors for the remaining $35 million of notes available under the program, or through the issuance of additional debt or equity.

●	Restarting the Keyes ethanol plant and using milo, a less expensive feedstock than corn, for a portion of the raw material inputs.
●
Restructuring the State Bank of India note payable to allow for additional working capital to take advantage of the improved biodiesel margins from reductions in the diesel subsidies from the Indian government and higher volumes of international shipments.

•	Continuing to receive support from major shareholders and members of board of directors in providing cash financing.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has produced negative gross profit during 2012, has less than one month of operating cash as of April 2013, has incurred cumulative losses since inception and has negative working capital (current assets less current liabilities) of $50,989,754. The Company has raised approximately $31.8 million to date through the sale of preferred stock and approximately $80 million through debt facilities. The Company will have to raise significantly more capital and debt to complete its business plan and continue as a going concern. The Company has one biodiesel production facility in operation that began selling biodiesel into the domestic Indian market in November 2008 and one ethanol production facility currently at idle. Although the biodiesel plant provides some cash flow to the Company it will likely be insufficient to allow for the completion of our business plan in fiscal 2013 until we are able to restart the facility in Keyes, California and attain cash from operations. The Company plans on beginning grinding milo and or corn depending on availability and attractiveness of margins toward the later part of April 2014.

Management believes that it will be able to raise additional capital through equity offerings and debt financings. Should the Company not be able to raise enough capital it may be forced to sell all or a portion of its existing biodiesel facility or other assets at a discount to market value and may incur additional impairment related to these assets to generate cash to continue the Company’s business plan or possibly discontinue operations. Until such additional capital is raised, the Company is dependent on financing from related parties such as Third Eye Capital and Laird Cagan. The Company has also arranged extended terms with its trade creditors. The Company’s goal is to raise additional funds needed to construct and operate next generation ethanol and biodiesel facilities through stock offerings and debt financings. There can be no assurance that additional financing will be available on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that may result should the Company be unable to continue as a going concern.

3. Inventory

Inventory consists of the following:
	As of December 31,
	2012	2011
Raw materials	$2,077,779	$628,366
Work-in-progress	1,672,957	2,056,771
Finished goods	805,044	1,296,860
Total inventory	$4,555,780	$3,981,997

As of December 31, 2012 and 2011, the Company has recognized a lower of cost or market reserve of $104,894 and $223,069 respectively, related to inventory.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of December 31,
	2012	2011
Land	$2,837,780	$667,008
Buildings	83,004,928	10,429,402
Furniture and fixtures	376,333	152,373
Machinery and equipment	2,615,140	1,025,105
Leasehold/Tenant Improvements	-	2,800,339
Construction in progress	82,627	3,186,551
Total gross property, plant & equipment	88,916,808	18,260,778
Less accumulated depreciation	(5,023,336)	(2,729,873)
Total net property, plant & equipment	$83,893,472	$15,530,905

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded depreciation for the years ended December 31, 2012 and 2011 of $ 3,041,783 and $1,141,007, respectively. As of December 31, 2011, construction in progress related to the Company’s Kakinada, India biodiesel pre-treatment and glycerin units. As of December 31, 2011, leasehold improvements/tenant improvements related to the Keyes, California ethanol plant.  Upon acquisition of the underlying asset on July 7, 2012, the leasehold improvements were valued and reclassified as a component of the purchase price allocation and eliminated as part of the Cilion merger accounting entries.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Based on the evaluation, management determined no assets required impairment as of December 31, 2012 and 2011.

5. Intangible Assets and Goodwill

Intangible assets consist of goodwill, patents, and in-process research and development. In July 2011 the Company acquired Zymetis, Inc., a biochemical research and development firm, with granted patents valued at $912,600, patents pending valued at $797,400 and licensed patents at $90,000 at the time of acquisition.  Goodwill in the amount of $967,994 resulted from the excess in consideration paid over the fair value of the net assets acquired from the Zymetis acquisition. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles were tested for impairment at the Aemetis Technologies, Inc. reporting unit level and no impairment resulted from the analysis. As of December 31, 2012, all pending and granted patents were in-process R&D and accordingly, no amortization expense has been recognized.

6. Notes Payable

	December 31, 2012	December 31, 2011
Third Eye Capital senior secured term notes	$—	$18,126,611
Third Eye Capital term notes	6,679,466	—
Third Eye Capital revolving credit facility	23,378,535	—
Third Eye Capital revenue participation term notes	7,406,224	—
Third Eye Capital acquisition term notes	14,768,846	—
Cilion shareholder Seller note payable	4,011,430	—
State Bank of India secured term loan	5,756,752	5,161,191
Revolving line of credit (related party)	1,540,074	4,291,913
Subordinated notes	3,338,114	—
EB-5 long term promissory notes	1,006,863	—
Unsecured working capital loans and short-term notes	2,159,291	2,066,720
Total debt	70,045,595	29,646,435
Less current portion of long-term debt	34,523,591	9,653,499
Total long term debt	$35,522,004	$19,992,936

Third Eye Capital.  On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (AAFK), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital Corporation, as agent for the Note holders. Third Eye Capital extended credit in the form of (i) senior secured revolving loans in an aggregate principal amount of $18 million (“Revolving Credit Facility”); (ii) senior secured term loans in the principal amount of $10 million to convert the Revenue Participation agreement to a Note; and (iii) senior secured term loans in an aggregate principal amount of $15 million (“Acquisition Term Note”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained enough equity ownership in the Company to be considered a related party.

In connection with the Amended and Restated Note Purchase Agreement, the Company evaluated the credit agreement for modification and extinguishment accounting. Based on the terms of the agreement, the Company accounted for the amendment under extinguishment accounting. To determine the fair value of the outstanding debt obligations, a 20% effective interest rate was applied to discount cash flows to their present value. In aggregate $9.1 million in extinguishment losses resulted from fair valuing the Notes and expensing fees charged as part of the agreement.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 18, 2012, Third Eye Capital agreed to  (i) extend the maturity date of the Term Notes to July 6, 2014; (ii) to increase the amount of the Revolving Loan Facility by $6 million, to a total of $24 million; (iii) to modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving notes; (iv) granted waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agreed to defer interest payments until the earlier of certain events described in the Limited Waiver or February 1, 2013. In consideration for the Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement, the Borrowers, among other things, agreed to pay the Lenders a waiver fee in the amount of $4 million; and (ii) cash in the amount of $28,377 for certain unreimbursed costs. The $6 million increase in the Revolving Credit Facility may not be drawn upon due to the additional credit being set aside for fee payments. An immediate $1 million draw from the Revolving Credit Facility paid the first installment of the Amendment No. 1 $4 million waiver fee. The remaining waiver fees are due in $1 million increments on January 1, 2013, April 1, 2013 and July 1, 2013 and have been included in the outstanding balance on the Revolving Credit Facility.

On February 27, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 2 to (i) provide a Notional Paydown by pledging addition collateral on the Revolving Portion of the Revolving Notes in the amount of $3,100,000, such Notional Paydown was replaced in the Limited Waiver and Amendment No. 3 with an increase in the Revolver Note and the collateral substitution of a pledge of 6,231,159 shares of stock held by McAfee Capital LLC (ii) grant waivers to the Borrowers’ obligation to pay or comply, including financial and production covenants for the quarter ended March 31 and June 30, 2013; (iii) extend the date of the next interest payment until the earlier of certain events described in the Limited Waiver or May 1, 2013, and (iv) allow the Borrowers to pay the Partial Amendment Fee of $1,000,000 due January 1, 2013 in shares of the Company’s common stock. In consideration for the amendment, the Company agreed to: (i) pay a waiver fee comprised of $1,500,000 and (ii) issue to 750,000 common shares of the Company. In addition, the interest rate on all outstanding indebtedness with Third Eye Capital increases 5% until certain conditions are met.

On April 15, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 3 to waive the following covenants of the Borrower in their entirety:(i) Borrowers’ obligation to obtain an NASDAQ listing by April 1, 2013; (ii) Borrower’s obligation to cause the Chairman to enter into certain agreements; and (iii) the Company’s obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification.  In addition, the Administrative Agent agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision in the event of an equity offering of Capital Stock up to $7,000,000, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 $3.1 million advance and the $1.5 million waiver fee. In consideration for the Limited Waiver and Amendment, the Company agreed to: (i) pay a waiver fee comprised of $500,000 (which is added to the outstanding principal balance of the Revolving Notes) and (ii) require McAfee Capital, LLC to pledge an additional 6,231,159 Common Shares of the Parent to Agent, together with the delivery of stock certificates for such shares and stock powers. The $3.1 million advance, together with all accumulated interest, shall be repaid in full no later than September 30, 2013.

On April 15, 2013, Third Eye Capital also arranged a Special Bridge Advance providing additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility, subject to customary closing conditions.  In consideration for the Special Bridge Advance, the Company agreed to (i) pay the Lender a placement fee of $300,000 and (ii) issue the Lender 1,000,000 shares of common stock of Aemetis, Inc.  The Special Bridge Advance is secured by a blanket lien on the assets of Eric A. McAfee, the Company’s CEO and Chairman of the Board.

Details about each Third Eye Capital financing facility follows:

A.
Third Eye Capital Senior Secured Term Notes.  Aemetis Inc. redeemed its Senior Secured Note on July 6, 2012 with a $7,336,671 draw on the Third Eye Capital Revolving Credit Facility. For the twelve months ending December 31, 2012, the Company issued waiver and extension fee shares of 709,172, with a fair value at the time of issuance of $401,000, in association with this financing arrangement. As of December 31, 2011, senior secured term notes from Aemetis, Inc., Aemetis Advanced Fuels Keyes term notes and revenue participation agreement had an outstanding balances of $18,126,661, but were refinanced as part of the July 6, 2012 financing arrangements described in B., C., and D. following.

B.
Third Eye Capital Existing Term Notes.  As of December 31, 2012 Aemetis Advanced Fuels Keyes had $6,679,466 in principal and interest outstanding net of unamortized debt issuance costs of $481,342. As part of No. 1, the maturity of the Note changed to July 6, 2014.  Interest on the term notes accrues at 14% on the unpaid principal balance and is payable monthly in arrears. Subsequent to year end, Amendment No. 2 deferred the payments of principal and interest until May 2013, subject to acceleration upon certain conditions. In May 2013 monthly principal payments will equal the greater of $200,000, $0.05 per gallon produced from the Keyes ethanol plant, or 50% of free cash flow. Consideration for these subsequent changes have been reflected in the following Scheduled Debt Repayment schedule..

The Term notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures. Throughout the twelve months ending December 31, 2012, the Company violated certain covenants, which have been waived by the note holders in exchange for the issuance of Company common stock.  As a result, during twelve months ended December 31, 2012, the Company issued 1,990,000 shares of common stock with a fair value at time of issuance of $1,080,000 and, in addition, paid or accrued cash in the amount of $588,000 as waiver or extension fees to the note holders on the Term Note.

C.
Third Eye Capital Revolving Credit Facility. On July 6, 2012 Aemetis Advanced Fuels Keyes entered into a Revolving Credit Facility with a commitment of $18 million. On October 16, 2012, Amendment No. 1 increased the amount of the Revolving Loan Facility by $6 million, to a total of $24 million. Interest on the credit facility accrues at the prime rate plus 13.75% or 17% as of December 31, 2012. Interest is payable monthly in arrears. The Revolving Credit Facility matures on July 6, 2013 and may be extended with the payment of extension fees. As of December 31, 2012 Aemetis Advanced Fuels Keyes had $23,378,535 in principal and interest outstanding on the credit facility, net of unamortized debt issuance costs of $1,780,628 with available credit set aside for the purpose of paying Third Eye Capital fees.  Subsequent to year end, on February 27, 2013, Amendment No. 2 provided an additional $3.1 million in additional borrowings based on anticipated collateralized arrangements and waived certain covenants.  See note 17 Subsequent Events.

D.
Third Eye Capital Revenue Participation Term Notes. On July 6, 2012 Aemetis Advanced Fuels Keyes entered into a $10 million Revenue Participation Note and issued 15 million shares of Company common stock with a fair value at the time of issuance of $9,383,000 in exchange for the defeasance of the revenue participation arrangement under the Existing Term Notes agreement. The Revenue Participation Note bears interest at 5% per annum. The Revenue Participation Note matures on July 6, 2014. As of December 31, 2012 Aemetis Advanced Fuels Keyes had $7,406,224 in principal and interest outstanding net of unamortized fair value discount of $2,763,994.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

E.
Third Eye Capital Acquisition Term Notes.  On July 6, 2012 Aemetis Facility Keyes loaned $15 million to fund the cash portion of the merger and acquisition with Cilion, Inc. Interest on the Acquisition Term note accrues at the prime rate plus 10.75%, or 14% as of December 31, 2012, and matures on July 6, 2014. As of December 31, 2012 Aemetis Facility Keyes had $14,768,846 in principal and interest outstanding net of unamortized fair value discount of $2,446,082.

The Third Eye Capital notes are secured by first-lien deeds of trust on all real and personal property, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc. The Term Note, Acquisition Term Note, Revenue Participation Term Note, and Revolving Credit Facility contain cross-collateral and cross-default provisions. McAfee Capital, solely owned by Eric McAfee, provided a guaranty of payment and performance secured by Company shares owned by the Guarantor. In addition, Eric McAfee provided a $10 million personal guarantee plus reimbursement to the Note holders any interest and expenses incurred enforcing the Guaranty.  Subsequent to year end, on February 27, 2013, Amendment No. 2 stipulated an increase in Eric McAfee’s personal guarantee to $15 million, a 7.5 million Aemetis common stock pledge from Mr. McAfee personal assets, and an additional $8 million guaranty from McAfee Capital.  See note 18 Subsequent Events.

Cilion shareholder Seller note payable. As part of the Cilion merger on July 6, 2012, Aemetis Facility Keyes provided $5 million in Seller note payable to Cilion shareholders as merger compensation subordinated behind the senior secured Third Eye Capital Notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes and Revolving Credit Facilities have been paid in full. As of December 31, 2012, Aemetis Facility Keyes had $4,011,430 in principal and interest outstanding, net of unamortized debt discount of $1,061,721.State Bank of India secured term loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6 million.  The term loan matures in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

In July 2008 the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $270,000, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of December 31, 2012, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.
The principal payments scheduled for June 2009 through December 2012 were not made. The term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On October 7, 2009, UBPL received a demand notice from the State Bank of India.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 Crores (approximately $3.6 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009.  As of December 31, 2012, UBPL was in default on interest and principal repayments, and all covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan since the principal payments have been in default since June 2009.  As a result the Company has classified the entire loan amount as current.  State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5 million against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of Factory land for which counter reply is yet to be filed by APIIC.  In the case that the Company is unable to prevail with its legal case, DRT may pass a Decree for recovery of due amount, which will impact operations of the Company including action up to seizing company property for recovery of their dues. As of December 31, 2012 and December 31, 2011, the State Bank of India loan had accrued interest plus default interest of $2,188,693 and $1,485,614 less unamortized issuance discount of $4,966 and $14,902, respectively.

Revolving line of credit (related party).  The Company has a subordinated Revolving Line of Credit Agreement (“RLOC”) with Laird Cagan and other related party investors for $5 million. As of December 31, 2012 and December 31, 2011 the RLOC had a principal, interest and fees balance of $1,540,074 and $4,291,913, respectively net of unamortized issuance discount costs from extension fees and beneficial conversion costs of $0 and $873,292, respectively. As of December 31, 2012 approximately $3.46 million of credit may be available through the RLOC dependent upon Mr. Cagan and his co-owner’s willingness to fund. On September 30, 2011 Mr. Cagan was given the right to convert future interest and fees on the Revolving Line of Credit into shares of Aemetis common stock at a conversion price based off the 22 trailing days average stock price prior to the conversion. Under the RLOC, as of December 31, 2012, none of the $1,540,074 outstanding balance had a conversion right at year end.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

According to the original RLOC, only interest and fees were convertible to stock. Mr. Cagan approached the Board of Directors and provided the Company a notice of conversion under the RLOC, converting certain amounts of the outstanding interest and fees eligible for conversion to stock and a special request to convert outstanding principal. The Board of Directors accepted notice of conversion of $0.8 million of interest and fees and approved the special request to convert approximately $3.3 million in principal during the December 31, 2012 governance meeting. Mr. Cagan previously disclosed that the RLOC was owned by four note holders: Laird Cagan (27%); McAfee Capital, LLC (62%); Clyde Berg (6%) and Mougins Capital (5%). During the twelve months ended December 31, 2012 and 2011, Mr. Cagan’s investment group received 9,062,900 and 29,056,356 common stock shares in exchange for reduction in the RLOC outstanding balance.

The Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2014, after a two-year extension effective July 1, 2012. A five percent extension fee in the amount of $262,919 was accrued as part of the July 2012 agreement. The July 2012 extension fee has the same conversion right as accumulated interest on the credit arrangement. For the twelve months ended December 31, 2012 and 2011, principal, interest and fees in the amount of $4,107,141and $1,611,258, respectively, were converted to stock.

Subordinated Notes. On January 6 and January 9, 2012, Aemetis Advanced Fuels Keyes, Inc. entered into $3 million in Note and Warrant Purchase Agreements with 5% annual interest rate with two accredited investors. An additional $600,000 and $800,000 in Notes were added to one of the existing accredited investor’s balance in May and December 2012, respectively. This same accredited investor received payments of $600,000 in principal and $3,288 in interest in July 2012. The Notes included 5-year warrants exercisable for 1,733,333 shares of Aemetis common stock. Interest is due at maturity. The Promissory Notes are guaranteed by Aemetis and are due and payable upon the earlier of (i) December 31, 2013; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. Neither AAFK nor Aemetis may make any principal payments under the Promissory Notes until all loans made by Third Eye Capital to AAFK are paid in full. At December 31, 2012 the Company had $3,338,114 in principal and interest outstanding, net of unamortized issuance discount of $612,365 and $0, respectively.

On May 31, 2012, Aemetis Advanced Fuels Keyes, Inc. (AAFK) entered into an additional $110,000 in 5 percent annual interest rate, Notes and Warrant Purchase Agreements with a related party, Laird Cagan. Mr. Cagan received one warrant for every three dollars of principal loaned or 36,667 warrants with 5-year exercise rights at $0.001 per share. The full amount of the $110,000 Note and accrued interest was paid in full on July 6, 2012.

Subsequent to year end, on January 14, 2013, Laird Cagan loaned $106,201 through a Promissory note maturing on April 30, 2013 with a 5 percent annualized interest rate and the right to exercise 53,101 warrants exercisable at $0.001 per share. On January 24, 2013, an additional $300,000 in David Lies Promissory Notes were issued with 150,000 warrants at $0.001 per share and 5 percent annual interest rate due April 30, 2013.

EB-5 long-term promissory notes.  EB-5 is a US government program authorized by the Immigration and Nationality Act [8 U.S.C. §1153 (b)(5)(A)-(D); INA §203 (b)(5)(A)-(D)] designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers.

On March 4, 2011, and amended January 19, 2012, and July 24, 2012, the Company entered into a Note Purchase Agreement with Advanced BioEnergy, LP, a California limited Partnership authorized as a Regional Center to take EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes bearing interest at 3%, each note in the principal amount of $500,000 due and payable four years from the date of the note for a total aggregate principal amount of up to $36,000,000.  The notes are convertible after three years at a conversion price of $3.00 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $500,000. The Company sold notes in the amount of $1,000,000 to the first two investors during the fourth quarter of 2012. As of December 31, 2012 $6,863 in accrued interest remained outstanding on the notes. The availability of the remaining $35,000,000 will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unsecured working capital loans.  In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement Secunderabad agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad of fifteen percent (15%).  In return, the Company agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit. In the event that the Company’s biodiesel facility operates at a loss, Secunderabad owes the Company 30% of the losses. The agreement can be terminated by either party at any time without penalty.

Associated with the Working Capital Agreement with Secunderabad, during the twelve months ended December 31, 2012 and 2011, the Company made principal payments of approximately $2,383,481 and $7,287,063, respectively, and interest payments of approximately $174,241 and $124,856, respectively.  Included as current short-term borrowings on the balance sheet at December 31, 2012 and 2011, the Company had $1,709,773 and $1,652,162, respectively, outstanding under this agreement.

Short-term notes.  Aemetis Technologies, formerly Zymetis, Inc., carries certain debt obligations associated with a series of grants issued by the Maryland Department of Business and Economic Development to Zymetis prior to the merger.  These grants were converted to promissory notes with interest upon the achievement of certain objectives.

Scheduled Debt Repayments

A significant amount of the current portion of debt is made up of $23.4 million in Third Eye Capital’s Revolving Credit facility, subject to an six month extension provision, and State Bank of India’s $5.8 million outstanding debt obligation, which is currently under discussion for restructured terms. Scheduled debt repayments for all loan obligations follow:

For the twelve months ending December 31,
2013	$36,480,170
2014	37,886,509
2015	3,823,151
2016	1,006,863
Total	$79,196,693
Debt discount at 12/31/12	(9,151,098)
Carrying value of debt at 12/31/12	$70,045,595

7. Operating Leases

As of December 31, 2012, the Company, through its subsidiaries, has non-cancelable future minimum operating lease payments for various office space locations. Future minimum operating lease payments are as follows:

For the twelve months ended December 31,
2013	$421,089
2014	366,749
2015	154,737
Total	$942,575

In July 2009, the Company entered into a sublease agreement with Nevo Energy, Inc. (formerly known as Solargen Energy, Inc.) for approximately 3,000 square feet of leased space. For the years ending December 31, 2012 and 2011, the Company invoiced Nevo Energy $35,696 and $86,291, respectively in rents due, but reserved all the payments due to Nevo Energy’s inability to pay. See Note 16 Related Party Transactions.

On December 1, 2009, the Company entered into a lease for a 55 million gallon nameplate ethanol facility located in Keyes, California for a term of 36 months at a monthly lease payment of $250,000.  The Lease term and rental began upon substantial completion of the repair and retrofit of the plant on April 1, 2011, which was amended in April 2012 to a 60-month term ending March 2016. On July 6, 2012, Aemetis, Inc. acquired the Keyes, California ethanol plant. As a result, no additional lease obligations remain on the ethanol plant lease after the acquisition date.

For the years ended December 31, 2012 and 2011, the Company recognized rent expense of $2,170,824 and $3,314,712, respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Stockholders’ Equity

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and 65,000,000 shares of preferred stock, $0.001 par value.

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

		Shares Issued and
	Authorized	Outstanding December 31,
	Shares	2012	2011
Series B preferred stock	7,235,565	3,097,725	3,115,225
Undesignated	57,764,435	—	—
	65,000,000	3,097,725	3,115,225

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583,334 shares with an original purchase price of $1,750,002 out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders’ equity by the same amount to reflect the Company’s obligations with respect to this matter.  The obligation accrues interest at the rate of 5.25% per year.  At December 31, 2012 and 2011, the Company had accrued an outstanding obligation of $2,437,649 and $2,320,164, respectively.  Full cash payment to the Cordillera Fund is past due.  The Company expects to pay this obligation upon availability of funds after paying senior secured obligations.

9. Outstanding Warrants

For the twelve months ended December 31, 2012, the Company granted 1,816,000 common stock warrants, which had the potential to enhance returns for accredited investors who entered into additional Notes and Warrant Purchase Agreements. The accredited investors received 5-year warrants exercisable at $0.001 per share.

For the Twelve months ended December 31, 2012, Note investors exercised 1,432,667 warrant shares at a weighted average exercise price of $0.001 per share.

For the twelve months ended December 31, 2012, 392,479 Series B Preferred stock warrants and 5,000 common stock warrants expired, both classes of warrant shares having a weighted average exercise price of $3.00 per share.

A summary of historical warrant activity for the years ended December 31, 2011 and 2012 follows:

Preferred Stock
	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2010	443,853	3.00	1.18
Expired	(51,374)	3.00	-
Outstanding December 31, 2011	392,479	3.00	0.25
Expired	(392,479)	3.00	-
Outstanding December 31, 2012	-	$-	-

Common Stock
	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2010	1,428,590	0.35	4.08
Expired	-	-	-
Outstanding December 31, 2011	1,428,590	0.35	3.08
Granted	1,816,000	0.001	-
Exercised	(1,432,667)	0.001	-
Expired	(5,000)	3.00	-
Outstanding December 31, 2012	1,806,923	$0.27	2.67

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at the date of issue during the year ended December 31, 2012:

Expected dividend yield	0%
Risk-free interest rate	0.67% - 0.86%
Expected volatility	79.08% - 119.03%
Expected Life (years)	5.0
Exercise price	$0.001
Company stock price	$0.40 - $0.73

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at December 31, 2012:

Expected dividend yield	0%
Risk-free interest rate	0.72%
Expected volatility	79.08%
Expected Life (years)	4.5-5.0
Exercise price	$0.001
Company stock price	$0.70

11. Fair Value Measurements

The Company complies with the fair value measurements and disclosures standard which defines fair value, establishes a framework for measuring fair value, and expands disclosure for those assets and liabilities carried on the balance sheet on a fair value basis.

The Company's balance sheet contains derivative financial instruments that are recorded at fair value on a recurring basis. Fair value measurements and disclosures require that assets and liabilities carried at fair value be classified and disclosed according to the process for determining fair value. There are three levels of determining fair value.

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Warrant liability: The warrant liability consists of stock warrants issued by the Company that contain conditional obligation to repurchase feature. In accordance with accounting for warrants as liabilities, the Company calculated the fair value of warrants under Level 3 using the assumptions described in “Fair Value of Warrants”. Realized and unrealized gains and losses related to the change in fair value of the warrant liability are included in Other income (expense) on the Statement of Operations.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes financial liabilities measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3

Warrant liability	$267,950	$-	$-	$267,950

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the twelve months ended December 31, 2012:

Balance as of December 31, 2011	$-
Issuances of warrant liabilities	1,189,095
Exercise of warrant liabilities	(1,018,167)
Realized and unrealized loss
related to change in fair value	97,022
Balance as of December 31, 2012	$267,950

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2012.

12. Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 9,600,434 shares under its 2006 and 2007 Plans and 977,500 outside the plans, which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting.

The following is a summary of options granted under the employee stock plans:

	Shares Available	Number of	Weighted-Average
	for Grant	Shares Outstanding	Exercise Price
Balance as of December 31, 2010	10,167	5,780,977	$1.02
Authorized	959,290	—	—
Merger with Zymetis, Inc. Plan	323,817	1,421,183	0.41
Exercised	—	(35,585)	0.06
Forfeited/Expired	362,874	(362,874)	0.20
Balance as of December 31, 2011	1,656,148	6,803,701	0.94
Authorized	1,000,000	—	—
Granted	(2,555,000)	2,555,000	0.55
Exercised	—	(321,965)	0.23
Forfeited/Expired	1,511,902	(1,511,902)	2.17
Balance as of December 31, 2012	1,611,134	7,524,834	$0.59

During 2012 the net 321,965 shares of common stock exercised from the Company’s stock plans had an intrinsic value of $155,292 at time of exercise. The weighted average strike price for the shares exercised was $0.23 per share and the weighted average closing market price at time of exercise was $0.72. The exercised shares hold a restrictive legend.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During 2011 the 35,585 shares of common stock exercised from the Company’s stock plans had an intrinsic value of $24,041 at time of exercise. The weighted average strike price for the shares exercised was $0.06 per share and the weighted average closing market price at time of exercise was $0.74. The exercised shares hold a restrictive legend.

The Company recorded an expense for the years ended December 31, 2012 and 2011 in the amount of $49,121 and $24,533, respectively, which reflects periodic fair value re-measurement of outstanding consultant options under ASC 505-50-30 Equity Based Payments to Non Employees. The valuation using the Black-Scholes-Merton model is based upon the current market value of the Company’s common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in ASC 505-50-30. Vested and unvested options outstanding under the Aemetis Stock Option Plans as of December 31, 2012 and 2011 follow:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Average Intrinsic Value1
2012
Vested	5,061,850	$0.63	2.21	$2,081,910
Unvested	2,462,984	0.52	4.69	435,197
Total	7,524,834	$0.59	3.02	$2,517,107

2011
Vested	5,960,116	$1.05	2.26	$1,986,222
Unvested	843,585	0.17	3.16	445,606
Total	6,803,701	$0.94	2.37	$2,431,828

———————
(1) Intrinsic value calculation based on the $0.70 closing price of Aemetis stock on December 31, 2012 and 2011, as reported on the Over the Counter Bulletin Board.

Valuation and Expense Information. The weighted-average fair value calculations for options granted within the period are based on the following weighted average assumptions:

	Fiscal Year Ended December 31
	2012	2011
Dividend-yield	0%	0%
Risk-free interest rate	0.28-0.38%	0.20-1.80%
Expected volatility	79.08%	90.38-103.22%
Expected life (years)	2.0-3.0	0.2-4.0
Weighted average fair value per share of common stock	$0.26	$0.10

The Company incurred non-cash stock compensation expense of $258,593 and $152,742 in fiscal 2012 and 2011, respectively, for options granted to employees and consultants. As of December 31, 2012 and 2011, the Company had $30,631 and $38,690 respectively, of total unrecognized compensation expenses that the Company will amortize over the next three years.

Non-Plan Stock Options

In November 2012 the Company issued 977,500 stock options to board members and consultants outside of any Company stock option plan. None of the non-plan options have been exercised.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Outside Company Stock Plan
See following for summary of options granted outside the Company stock plans:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Average Intrinsic Value2
2012
Vested	402,500	$0.55	4.85	$60,375
Unvested	575,000	0.55	4.85	86,250
Total	977,500	$0.55	4.85	$146,625

———————
(2) Intrinsic value based on the $0.70 closing price of Aemetis stock on December 31, 2012, as reported on the Over the Counter Bulletin Board.

13. Acquisitions, Divestitures and Material Agreements

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

Post-merger the Zymetis subsidiary was renamed Aemetis Technologies, Inc. and continued its R&D development work. The proforma adjustments for this acquisition are not material. For the year ending December 31, 2011, Aemetis Technologies generated $1,750 in consulting income and $174,488 in losses.

Working Capital Arrangement. In March 2011, we entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell.  Pursuant to the agreement we agreed to procure whole yellow corn from J.D. Heiskell. We have the ability to obtain corn from other sources subject to certain conditions, however, in 2012, all of our corn requirements were purchased from Heiskell.  Title to the corn and risk of loss passes to us when the corn is deposited in the weigh bin.  The initial term of the Agreement expired on December 31, 2012 and is automatically renewed for additional one-year terms, currently to December 31, 2013. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company and all WDG and syrup to A.L. Gilbert. These agreements are ordinary purchase and sale agency agreements for an ethanol plant. See following for J.D. Heiskell & Company sales, net of transportation costs and marketing fees, purchases and accounts receivable as of and for the years ended 2012 and 2011.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

J.D. Heiskell & Company:
	2012	2011
Sales
Ethanol	$128,830,630	$105,447,012
Distillers Grains	35,468,559	20,558,034
Corn Oil	2,582,858	—
Total Sales	166,882,047	126,005,046

Corn Purchases	156,984,918	106,194,420

Accounts Receivable	$394,784	$841,729

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A. L Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements mature on August 31, 2013 with automatic one-year renewals thereafter.  For the years ended December 31, 2012 and 2011, the Company in total expensed $2,394,194 and $2,022,679, respectively, under the terms of both ethanol and wet distillers grains agreements.

Acquisition of Cilion. On July 6, 2012, the Company acquired 100% of Cilion, Inc. through a merger. The Company had been leasing the property owned by Cilion. The Company’s primary lender supported the financing of the acquisition in anticipation the merger will be accretive to earnings in the long term. Acquiring the real property and assets associated with the ethanol plant provides assets beneficial to the Company in securing additional financing and much needed flexibility not available under the lease in the development, testing, and commercialization of next generation biofuels technologies owed by the Company.

At the effective time of the Merger, each issued and outstanding share of Cilion Preferred Stock was automatically converted into the right to receive an aggregate of (a) $16,500,000 cash and (b) 20,000,000 shares of Aemetis common stock and (c) the right to receive an additional cash amount of $5,000,000 plus interest at the rate of 3% per annum, which is payable upon the satisfaction by the Company of certain conditions set forth in the merger agreement. The Seller Note was recorded at its estimated fair value based on an expected term of 2 years and a 22% discount rate.

Acquisition transaction costs funded during the merger included $15,000 in appraisal fees to Natwick & Associates, $185,065 in legal fees paid to DLA Piper, and $135,126 in mergers and acquisitions fees paid to UBS Securities LLC, all of which were recorded as selling, general and administrative expenses. Subsequent to the year end, UBS negotiated a settlement with Aemetis to be paid $2,250,000 in mergers and acquisition fees over time for their involvement in the transaction, which has been accrued for in 2012 and recognized in general and administrative expense.

The fair value of the future consideration was determined by discounting the anticipated cash flow stream at an estimated market rate of interest based on potential payment timing. The merger agreement is the basis for determining the amount of the payment. The $5,000,000 future consideration is payable when the TEC loans have been satisfied. The Company anticipates the future consideration will be redeemed after satisfaction of amounts owed under senior secured debt arrangements with TEC. Management projects full satisfaction of the TEC obligations will occur within two to three years from the acquisition.

The purchase price for Cilion, Inc. is recapped below based on the trading value of the stock at the time of the acquisition and the expected fair value of the future consideration (in thousands):

Cash	$16,500
Fair value of shares issued	12,511
Seller note payable	3,584
$32,595

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The acquisition provisional date fair value was allocated to Cilion’s net tangible and identifiable intangible assets based on their estimated fair values as of July 6, 2012 as set forth below (in thousands).

Tangible Assets:
Accounts receivable	$3,114
Prepaid assets	5
Equipment held for resale	1,367
Property, plant and equipment	70,464
Other assets	1,073
Total Tangible Assets Acquired	76,023

Liabilities Assumed
Accounts payable	(6)
Deferred tax liability	(1,086)

Total Enterprise Value	$74,931

The Company recognized a bargain purchase gain of $42,335,876. The Company believes the Cilion shareholders valued the equity component of the consideration higher than the current quoted market price.  The Company believes the lower market share price is due to the lack of information available to the market and the Cilion shareholders valued Aemetis common stock at value higher than the trading price on the OTC market at the time of the transaction, giving rise to the gain on bargain purchase accounting treatment. As of December 31, 2012 the purchase price allocation for deferred income tax and gain on acquisition bargain purchase were provisional and had not yet been finalized due to certain final tax information not being available yet. The amounts and final allocations will be completed in 2013.

The unaudited pro forma financial information below presents the combined revenue and net income for Cilion and the Company for the years ending December 31, 2011 and 2012, as if the acquisition occurred as of January 1, 2011 (in thousands):

		Unaudited Proforma
2011
	Revenue	$141,858
	Net loss	15,864

2012
	Revenue	$189,048
	Net loss	$(49,851)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Information

Summarized financial information by reportable segment for the years ended December 31, 2012 and 2011 follow:

	For the twelve	For the twelve
	months ended	months ended
Statement of Operations Data	December 31, 2012	December 31, 2011
Revenues
India	$13,547,620	$9,911,616
North America	175,500,606	131,946,298
Other	-	-
Total revenues	$189,048,226	$141,857,914

Cost of goods sold
India	$14,191,098	9,494,395
North America	183,784,075	127,721,645
Other	-	-
Total cost of goods sold	$197,975,173	$137,216,040

Gross income/(loss)
India	$(643,478)	$417,221
North America	(8,283,469)	4,224,653
Other	-	-
Total gross income/(loss)	$(8,926,947)	$4,641,874

India:  During 2012 two customers accounted for 45.8% of sales through their purchase of Refined Palm Oil. One customer accounted for 10.7% of consolidated sales through its purchase of biodiesel.  In 2011, one customer accounted for approximately 70% of total revenues by purchasing biodiesel for export to Europe.

North America: In 2012 and 2011, all of the Company’s revenues from sales of ethanol, WDG and corn oil were sold to J.D. Heiskell pursuant to the Corn Procurement and Working Capital Agreement.  Sales to J.D. Heiskell accounted for 93% of the Company’s North American segment consolidated revenues in both 2012 and 2011.

Company total assets by segment follow:

	Year Ended December 31
Total Assets Data	2012	2011

India	$15,597,333	$15,654,763
North America	81,274,826	11,563,132
Other	—	26
Total Assets	$96,872,159	$27,217,921

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Quarterly Financial Data (Unaudited)

As a result of year end evaluations, the quarter ended September 30, 2012 required a combined increase to net income of $5.4 million, which consists of a $2.3 million adjustment to loss on debt extinguishment and a $3.1 million adjustment to gain on acquisition bargain purchase, which resulted from a revision in the value of stock issued, and a $1.1 million reclassification to income tax benefit and gain on acquisition bargain purchase recognized in the acquisition.  A summary of the unaudited quarterly results of operations incorporating these changes to the 3rd quarter information discussed above for the years ended December 31, 2012 and 2011 is as follows:

2012

	For the three months ended				For the year Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Revenues	44,195,776	44,279,866	53,408,202	47,164,382	189,048,226

Cost of goods sold	46,454,288	46,300,806	55,670,850	49,549,229	197,975,173

Gross loss	(2,258,512)	(2,020,940)	(2,262,648)	(2,384,847)	(8,926,947)

Research and development	192,617	148,704	142,498	136,549	620,368
Selling, general and administrative expenses	1,962,841	2,412,495	2,551,415	4,686,606	11,613,357

Operating loss	(4,413,970)	(4,582,139)	(4,956,561)	(7,208,002)	(21,160,672)

Other income/(expense)
Interest income	348	1,840	348	2,440	4,976
Interest expense	(3,965,047)	(5,304,917)	(3,376,796)	(5,011,155)	(17,657,915)
Other income/(expense)	18,211	(99,569)	54,219	(140,136)	(167,275)
Gain on acquisition bargain purchase	-	-	40,332,333	2,003,543	42,335,876
Loss on debt extingishment	-	-	(9,068,868)	-	(9,068,868)
Gain on sales of assets	-	236,830	-	113,526	350,356
Income/(loss) before income taxes	(8,360,458)	(9,747,955)	22,984,675	(10,239,784)	(5,363,522)

Income taxes benefit/(expense)	(4,000)	-	-	1,085,257	1,081,257

Net income/(loss)	(8,364,458)	(9,747,955)	22,984,675	(9,154,527)	(4,282,265)

Other comprehensive income/(loss)
Foreign currency translation adjustment	310,983	(226,977)	336,285	(494,822)	(74,531)
Comprehensive income/(loss)	(8,053,475)	(9,974,932)	23,320,960	(9,649,349)	(4,356,796)

Income/(loss) per common share attributable to Aemetis, Inc.
Basic	(0.06)	(0.07)	0.14	(0.05)	(0.03)
Diluted	(0.06)	(0.07)	0.13	(0.05)	(0.03)

Weighted average shares outstanding
Basic	131,128,280	133,239,456	168,583,985	170,734,618	151,023,977
Diluted	131,128,280	133,239,456	176,559,067	170,734,618	151,023,977

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2011

	For the three months ended				For the year Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Revenues	$738,469	$27,253,190	$56,571,595	$57,294,660	$141,857,914

Cost of goods sold	787,472	27,567,654	55,789,374	53,071,540	137,216,040

Gross income/(loss)	(49,003)	(314,464)	782,221	4,223,120	4,641,874

Research and development	32,569	71,400	337,229	135,427	576,625
Selling, general and administrative expenses	2,103,409	1,989,282	2,212,510	2,265,390	8,570,591

Operating income/(loss)	(2,184,981)	(2,375,146)	(1,767,518)	1,822,303	(4,505,342)

Other income/(expense)
Interest income	4,021	2,796	351	16,268	23,436
Interest expense	(2,103,163)	(3,649,359)	(3,785,857)	(4,022,906)	(13,561,285)
Other income/(expense)	24,031	54,207	4,070	(29,348)	52,960
Loss on debt extingishment	-	(401,407)	-	-	(401,407)
Loss before income taxes	(4,260,092)	(6,368,909)	(5,548,954)	(2,213,683)	(18,391,638)

Income taxes benefit/(expense)	(3,200)	-	98,479	-	95,279

Net loss	$(4,263,292)	$(6,368,909)	$(5,450,475)	$(2,213,683)	$(18,296,359)

Other comprehensive loss
Foreign currency translation adjustment	20,286	(16,031)	(727,992)	(648,704)	(1,372,441)
Comprehensive loss	$(4,243,006)	$(6,384,940)	$(6,178,467)	$(2,862,387)	$(19,668,800)

Loss per common share attributable to Aemetis, Inc.
Basic and diluted	$(0.05)	$(0.07)	$(0.05)	$(0.02)	$(0.18)

Weighted average shares outstanding
Basic and diluted	90,789,254	92,384,340	100,446,788	130,127,853	103,536,643

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, amounts of $1,262,133and $1,254,188 in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of December 31, 2012 and 2011.  For the years ended December 31, 2012 and 2011, the Company expensed $65,343 and $519,828 in connection with non-employee compensation and expense reimbursements. Beginning September 2011, Eric McAfee began receiving employee compensation. For the years ended December 31, 2012 and 2011, Eric McAfee received $180,000 and $60,000, respectively, in employee compensation.

For the years ending December 31, 2012 and 2011, Eric McAfee received payments from the Company of principal, interest and fees associated with a revolving line of credit co-owned with Laird Cagan, a related party, and other investors, by converting part of the balance due for 6,231,159 and 18,141,715 shares of common stock, respectively. Laird Cagan received 2,634,376 and 7,669,857 shares of common stock as part of the same payments-for-stock transactions with the same terms.

The Company owes various Board Members amounts of $1,300,313 and $638,563 as of December 31, 2012 and 2011, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet.  For the years ended December 31, 2012 and 2011, the Company expensed $379,500 and $228,654, respectively, in connection with board compensation fees.

In July 2009, the Company entered into a sublease agreement with Nevo Energy, Inc. (formerly known as Solargen Energy, Inc.) for approximately 3,000 square feet of leased space. For the year ending December 31, 2012 and 2011, the Company invoiced Nevo Energy $58,801 and $86,291, respectively, in rents and utilities charges, but reserved all the payments during 2011 and 2012 due to Nevo Energy’s inability to pay. The Nevo Energy lease expired in May 2012. Eric McAfee is a member of the Board of Directors and a significant shareholder of Nevo Energy, Inc.  Michael Peterson, a former member of the Company’s Board of Directors, was also the Chief Executive Officer of Nevo Energy, Inc. during 2011.   See Note 7 Operating Leases.

17. Income Tax

The Company files a consolidated federal income tax return including all its domestic subsidiaries. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Components of tax expense (benefit) consist of the following:

	Year Ended December 31,
	2012	2011
Current:
Federal	—	—
State and local	$4,000	$3,200
Foreign	—	—
	4,000	3,200

Deferred:
Federal	(933,849)	(83,707)
State and local	(151,408)	(14,772)
Foreign	—	—
Income tax expense/(benefit)	$(1,081,257)	$(95,279)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The income tax benefit recognized for the year ended December 31, 2012 was the result of the recognition of a deferred tax liability in the acquisition of Cilion. The deferred tax liability resulted in a reduction in the valuation allowance of the Company, as the Company believes the reversal of the deferred tax liability will occur prior to the expiration of the NOL carryforward. U.S. loss and foreign loss before income taxes are as follows:

	Year Ended December 31,
	2012	2011

United States	$(2,981,086)	$(17,188,080)
Foreign	(2382,436)	(1,203,558)
Loss before income taxes	$(5,363,523)	$(18,391,638)

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (34%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2012	2011
Income tax expense (benefit) at the federal statutory rate	$(1,823,598)	$(6,253,156)
Increase (decrease) resulting from:
State tax expense (benefit)	(476,437)	(1,441,008)
Stock-based compensation	25,464	41,703
Foreign loss	475,342	290,821
Interest expense	429,673	404,972
Credits	(150,452)	(990,000)
Gain on bargain purchase	(16,727,979)	—
Loss on debt extinguishment	3,707,620	—
Cilion transaction costs	302,271	—
Other	196,721	9,457
Valuation allowance	12,960,118	7,841,932
Income tax expense	$(1,081,257)	$(95,279)

Effective tax rate	20.16%	0.52%

The components of the net deferred tax asset or (liability) are as follows:

	December 31,
	2012	2011
Deferred tax assets (liabilities):
Organization, start-up costs & intangible assets	$9,898,832	$8,916,114
Stock-based compensation	233,365	588,192
Property, plant and equipment	(14,546,837)	2,511,067
Net operating loss carryforward	38,790,667	11,578,808
Convertible debt	(9,382)	(103,127)
Credit carryforward	1,500,000	1,500,000
Debt extinguishment	1,822,458	—
Other, net	839,555	589,890
Total deferred tax assets (liabilities)	38,528,658	25,580,944
Less valuation allowance	$(38,528,658)	$(25,580,944)
Deferred tax assets (liabilities)	—	—

Based on the Company’s evaluation of current and anticipated future taxable income, the Company believes it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We do not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.  At December 31, 2012 and 2011, these undistributed earnings (losses) totaled ($9,494,738) and ($7,195,566), respectively. If any earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2012, the Company’s uncertain tax positions were not significant for income tax purposes.

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

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2012:

United States — Federal	2005 – present
United States — State	2005 – present
India	2006 – present
Mauritius	2006 – present

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $89,600,000 and state net operating loss carryforwards of approximately $90,300,000.  The Company also has approximately $1,500,000 of alcohol and cellulosic biofuel credit carryforwards. The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2031. The state net operating loss carryforwards expire on various dates between 2027 through 2031. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by US or India statute regarding net operating loss carryovers and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. The Company’s India subsidiary also has net operating loss carryforwards as of March 31, 2013, its tax fiscal year end, of approximately ($9,900,000) in US dollars, which expire from March 30, 2016 to March 30, 2020.

18. Subsequent Events

Issuance of Related Party and Subordinated Promissory Notes

On January 14, 2013, Laird Cagan loaned $106,201 through a Promissory note maturing on April 30, 2013 with a 5 percent annualized interest rate and the right to exercise 53,101 warrants exercisable at $0.001 per share. On January 24, 2013, an additional $300,000 in David Lies Promissory Notes were issued with 150,000 warrants at $0.001 per share and 5 percent annual interest rate due April 30, 2013.

Keyes plant idles corn grinding and prepares to plant to produce advanced biofuels

On January 15, 2013, the Company took the strategic step to idle corn grinding and ethanol production activities at its Keyes, California plant due to the current unfavorable market conditions for corn ethanol production while it undertakes efforts expected to result in the restart of the plant as an advanced biofuel producer, if commodity prices indicate this strategy produces positive margins. This action is in keeping with the Company’s plan to move to advanced biofuel feedstocks and inputs using a recently approved milo/biogas EPA pathway for a significant portion of its operational capacity. If market conditions change, the Company plans to use corn and milo or a mixture of the two commodities to generate the most favorable margin.

USB Settlement

On January 15, 2013, Aemetis reached a settlement with UBS for $2.25 million in cash payments over time for investment banking services provided as part of the Cilion merger transaction. The full amount of the settlement has been fully accrued as of December 31, 2012.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Third Eye Capital Debt $3.1 Million and $2 Million Working Capital Draw Agreements

On February 27, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 2 to (i) provide a Notional Paydown by pledging addition collateral on the Revolving Portion of the Revolving Notes in the amount of $3,100,000, such Notional Paydown was replaced in the Limited Waiver and Amendment No. 3 with an increase in the Revolver Note and the collateral substitution of a pledge of 6,231,159 shares of stock held by McAfee Capital LLC (ii) grant waivers to the Borrowers’ obligation to pay or comply, including financial and production covenants for the quarter ended March 31 and June 30, 2013; (iii) extend the date of the next interest payment until the earlier of certain events described in the Limited Waiver or May 1, 2013, and (iv) allow the Borrowers to pay the Partial Amendment Fee of $1,000,000 due January 1, 2013 in shares of the Company’s common stock. In consideration for the amendment, the Company agreed to: (i) pay a waiver fee comprised of $1,500,000 and (ii) issue to 750,000 common shares of the Company. In addition, the interest rate on all outstanding indebtedness with Third Eye Capital increases 5% until certain conditions are met.

On April 15, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 3 to waive the following covenants of the Borrower in their entirety: (i) Borrowers’ obligation to obtain an NASDAQ listing by April 1, 2013; (ii) Borrower’s obligation to cause the Chairman to enter into certain agreements; and (iii) the Company’s obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification.  In addition, the Administrative Agent agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision in the event of an equity offering of Capital Stock up to $7,000,000, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 $3.1 million advance and the $1.5 million waiver fee. In consideration for the Limited Waiver and Amendment, the Company agreed to: (i) pay a waiver fee comprised of $500,000 (which is added to the outstanding principal balance of the Revolving Notes) and (ii) require McAfee Capital, LLC to pledge an additional 6,231,159 Common Shares of the Parent to Agent, together with the delivery of stock certificates for such shares and stock powers. The $3.1 million advance, together with all accumulated interest, shall be repaid in full no later than September 30, 2013.

On April 15, 2013, Third Eye Capital also arranged a Special Bridge Advance providing additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility, subject to customary closing conditions.  In consideration for the Special Bridge Advance, the Company agreed to (i) pay the Lender a placement fee of $300,000 and (ii) issue the Lender 1,000,000 shares of common stock of Aemetis, Inc.  The Special Bridge Advance is secured by a blanket lien on the assets of Eric A. McAfee, the Company’s CEO and Chairman of the Board.

19. Parent Company Financial Statements (Unaudited)

The following is a summary of the Parent Company financial statements for the years ended December 31, 2012 and 2011:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Aemetis, Inc. (Parent Company)
Consolidated Condensed Balance Sheets
As of December 31, 2012 and 2011

Assets	2012	2011
Current assets
Cash and cash equivalents	$-	$747
Intercompany receivables	20,802,877	3,168,587
Prepaid expenses	-	88,000
Total current assets	20,802,877	3,257,334

Investments in Subsidiaries, net of advances
Investment in Aemetis International, Inc.	3,060,684	5,979,020
Investment in Aemetis Americas, Inc	116,144	-
Total investments in Subsidiaries, net of advances	3,176,828	5,979,020

Other assets	23,095	23,095
Total Assets	$24,002,800	$9,259,449

Liabilities & stockholders' deficit
Current liabilities
Accounts payable	$4,037,137	$3,800,250
Outstanding checks in excess of cash	25,773	-
Mandatorily redeemable Series B convertibe preferred	2,437,649	2,320,164
Secured notes, net of discount for issuance cost	-	1,075,588
Other current liabilities	2,174,608	1,786,962
Total current liabilities	8,675,167	8,982,964

Parent Company long term debt portion of secured notes, net of discount for issuance cost	-	6,016,926

Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	8,400,675	13,253,011
Investment in Aemetis Americas, Inc	-	118,252
Investment in Aemetis Biofuels, Inc.	2,624,575	2,567,894
Investment in Aemetis Technologies, Inc.	438,375	174,488
Investment in Biofuels Marketing, Inc.	349,056	348,996
Total subsidiary obligation in excess of investment	11,812,681	16,462,641

Total long term liabilities	11,812,681	22,479,567

Stockholders' equity/(deficit)
Series B Preferred convertible stock	3,098	3,115
Common stock	180,281	130,747
Additional paid-in capital	75,457,760	45,432,447
Accumulated deficit	(69,808,294)	(65,526,029)
Accumulated other comprehensive loss	(2,317,893)	(2,243,362)
Total stockholders' equity/(deficit)	3,514,952	(22,203,082)
Total liabilities & stockholders' deficit	$24,002,800	$9,259,449

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Aemetis, Inc. (Parent Company)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2012 and 2011

	2012	2011

Equity in subsidiary earnings (losses)	$(12,496)	$(15,386,811)

Selling, general and administrative expenses	2,302,944	1,003,879

Operating loss	(2,315,440)	(16,390,690)

Other income/(expense)
Interest expense	(1,865,803)	(1,918,750)
Other income/(expense)	(97,022)	16,281

Loss before income taxes	(4,278,265)	(18,293,159)

Income taxes benefit/(expense)	(4,000)	(3,200)

Net loss	$(4,282,265)	$(18,296,359)

Other comprehensive loss
Foreign currency translation adjustment	(74,531)	(1,372,441)
Comprehensive loss	$(4,356,796)	$(19,668,800)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Aemetis, Inc. (Parent Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2012 and 2011

	2012	2011
Operating activities:
Net loss	(4,282,265)	$(18,296,359)
Adjustments to reconcile net loss to
net cash provided/(used) in operating activities:
Stock-based compensation	686,059	177,278
Depreciation and amortization	-	2,193
Amortization of debt issuance discount	400,997	1,177,413
Change in fair value of warrant liability	97,022
Changes in assets and liabilities:
Subsidiary portion of net losses	12,496	15,386,811
Prepaid expenses	4,668	1,160
Other current assets and other assets	-	1
Accounts payable	236,887	743,982
Accrued interest expense	682,983	894,475
Other liabilities	288,203	72,733
Net cash (used) in/provided by operating activities	(1,872,950)	159,687

Investing activities:
Change in outstanding checks in excess of cash	25,773	-
Subsidiary advances, net	9,417,256	723,429
Net cash provided in investing activities	9,443,029	723,429

Financing activities:
Proceeds from borrowings under secured debt facilities	840,000	-
Repayments of borrowings under secured debt facilities	(8,412,259)	(900,000)
Warrants exercised	1,433	-
Net cash used by financing activities	(7,570,826)	(900,000)

Net decrease in cash and cash equivalents	(747)	(16,884)

Cash and cash equivalents at beginning of period	747	17,631
Cash and cash equivalents at end of period	$-	$747

Supplemental disclosures of cash flow information, cash paid:

Income taxes	4,000	3,200

Supplemental disclosures of cash flow information, non-cash transactions:

Issuance of shares for acquisition	12,511,200	1,890,135
Stock and warrants issued to pay interest and fees on borrowings	11,885,579	1,662,323
Payment of loans and fees by issuance of stock to related party	4,107,141	1,452,818
Beneficial conversion discount on related party debt	884,851	1,732,872

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2013

Aemetis, Inc.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric A. McAfee	Chairman/Chief Executive Officer	April 16, 2013
Eric A. McAfee	(Principal Executive Officer and Director)

/s/ Todd Waltz	Chief Financial Officer	April 16, 2013
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ Francis Barton	Director	April 10, 2013
Fran Barton

/s/ John R. Block	Director	April 12, 2013
John R. Block

/s/ Dr. Steven Hutcheson	Director	April 10, 2013
Dr. Steven Hutcheson

/s/ Harold Sorgenti	Director	April 9, 2013
Harold Sorgenti