Form 10-Q
period 2013-03-31
AEMETIS, INC
filed 2013-05-15
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

————————
FORM 10-Q
————————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

Commission File Number: 00-51354

————————
AEMETIS, INC.
 (Exact name of registrant as specified in its charter)
————————

Nevada	26-1407544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20400 Stevens Creek Blvd., Suite 700
Cupertino, CA 95014
 (Address of Principal Executive Offices, including zip code)

(408) 213-0940
 (Registrant’s telephone number, including area code)
————————

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

The number of shares outstanding of the registrant’s Common Stock on May 13, 2013 was 186,045,389 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

	March 31, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$51,621	$290,603
Accounts receivable, less allowance of $201,890 and 201,890, as of 2013 and 2012, respectively	667,988	1,360,606
Inventories	4,408,432	4,555,780
Prepaid expenses	61,940	264,243
Other current assets	610,633	374,217
Total current assets	5,800,614	6,845,449

Property, plant and equipment, net	82,878,446	83,893,472
Goodwill	967,994	967,994
Intangible assets, net of accumulated amortization of $123,985 and none as of 2013 and 2012, respectively	1,676,015	1,800,000
Other assets	3,441,488	3,365,244
Total assets	$94,764,557	$96,872,159

Liabilities and stockholders' equity/deficit
Current liabilities:
Accounts payable	$12,513,757	$15,070,106
Current portion of long term secured notes, net of discounts	-	26,278,535
Current portion of subordinated notes, net of discounts	459,224	329,013
Secured notes, net of discounts	64,085,938	5,756,752
Working capital loans and short-term notes	2,042,672	2,159,291
Mandatorily redeemable Series B convertible preferred stock	2,462,770	2,437,649
Other current liabilities	6,359,157	5,803,857
Total current liabilities	87,923,518	57,835,203

Long term debt:
Secured notes, net of discounts	-	25,954,536
Related party line of credit	1,550,478	1,540,074
Subordinated notes, net of discounts	3,429,461	3,009,101
Seller note payable	4,225,370	4,011,430
EB-5 notes payable	1,014,260	1,006,863
Total long term debt	10,219,569	35,522,004

Stockholders' equity/(deficit):
Series B convertible preferred stock, $0.001 par value; 7,235,565 authorized; both periods have 3,097,725 shares issued and outstanding (both periods have aggregate liquidation preference of $9,293,175)	3,098	3,098
Common stock, $0.001 par value; 400,000,000 authorized; 184,557,889 and 180,281,094 shares issued and outstanding, respectively	184,558	180,281
Additional paid-in capital	78,174,756	75,457,760
Accumulated deficit	(79,622,299)	(69,808,294)
Accumulated other comprehensive (loss)	(2,118,643)	(2,317,893)
Total stockholders' equity/(deficit)	(3,378,530)	3,514,952

Total liabilities and stockholders' equity/(deficit)	$94,764,557	$96,872,159

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ending March 31,
	2013	2012

Revenues	$19,420,214	$44,195,776

Cost of goods sold	19,172,500	46,454,288

Gross profit/(loss)	247,714	(2,258,512)

Research and development expenses	228,759	192,617
Selling, general and administrative expenses	4,215,546	1,962,841

Operating loss	(4,196,591)	(4,413,970)

Other income/(expense)
Interest income	348	348
Interest expense	(5,107,406)	(3,965,047)
Other income	325,564	18,211
Loss on debt extinguishment	(956,480)	-
Gain on sale of assets	126,160	-
Loss before income taxes	(9,808,405)	(8,360,458)

Income tax expense	(5,600)	(4,000)

Net loss	$(9,814,005)	$(8,364,458)

Other comprehensive income
Foreign currency translation adjustment	199,250	310,983
Comprehensive loss	$(9,614,755)	$(8,053,475)

Net loss per common share
Basic and diluted	$(0.05)	$(0.06)

Weighted average shares outstanding
Basic and diluted	182,234,236	131,128,280

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2013	2012
Operating activities:
Net loss	$(9,814,005)	$(8,364,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	292,507	70,915
Depreciation	1,165,255	344,917
Amortization of debt issuance discount and patents	2,999,553	1,296,855
Change in fair value of warrant liability	(162,442)	-
Loss on extinguishment of debt	956,480	-
(Gain)/loss on sale or disposal of assets	(126,160)	38,209
Changes in assets and liabilities:
Accounts receivable	700,343	(598,341)
Inventory	182,056	908,994
Prepaid expenses	202,492	13,904
Other current assets and other assets	(581,392)	113,402
Accounts payable	(2,590,157)	1,048,540
Accrued interest expense and fees, net of payments	2,422,451	2,216,220
Other liabilities	396,959	(39,634)
Net cash (used in) operating activities	(3,956,060)	(2,950,477)

Investing activities:
Capital expenditures	(28,828)	(32,711)
Proceeds from the sale of assets	400,000	-
Net cash provided/(used) in investing activities	371,172	(32,711)

Financing activities:
Proceeds from borrowings under secured debt facilities	3,100,000	-
Repayments of borrowings under secured debt facilities	-	(200,000)
Proceeds from borrowings under unsecured and subdebt term notes and working capital lines of credit	1,351,810	3,859,609
Repayments of borrowings under unsecured and subdebt notes and working capital facility	(1,260,421)	(898,605)
Warrant exercises	1,449	-
Net cash provided by financing activities	3,192,838	2,761,004

Effect of exchange rate changes on cash and cash equivalents	153,068	84,372
Net cash and cash equivalents decrease for period	(238,982)	(137,812)
Cash and cash equivalents at beginning of period	290,603	249,466
Cash and cash equivalents at end of period	$51,621	$111,654

Supplemental disclosures of cash flow information, cash paid:

Interest payments	133,519	297,487
Interest payments to related party	-	93,173
Income tax expense	5,600	4,000

Supplemental disclosures of cash flow information, non-cash transactions:

Issuance of warrants to subordinated debt holders	995,418	690,948
Payment of principal, fees and interest by issuance of stock	1,422,118	957,044
Warrant liability transferred to equity upon exercise	1,006,648	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.         Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc., a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”):

●	Aemetis Americas, Inc., a Nevada corporation and its subsidiary AE Biofuels, Inc., a Delaware corporation;
●	Biofuels Marketing, a Delaware corporation;
●	Aemetis International, Inc., a Nevada corporation and its subsidiary International Biofuels, Ltd., a Mauritius corporation and its subsidiary Universal Biofuels Private, Ltd., an India company;
●	Aemetis Technologies, Inc., a Delaware corporation;
●	Aemetis Biochemicals, Inc., a Nevada corporation;
●	Aemetis Biofuels, Inc., a Delaware corporation and its subsidiary Energy Enzymes, Inc., a Delaware corporation;
●
AE Advanced Fuels, Inc., a Delaware corporation and its subsidiaries Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and Aemetis Facility Keyes, Inc., a Delaware corporation, and its subsidiary, EE Leasing, Inc., a California corporation; and

●	Aemetis Advanced Fuels, Inc., a Nevada corporation.

Aemetis, Inc. is an international advanced fuels and specialty chemical company focused on the production of renewable fuels and chemicals and the acquisition, development and commercialization of innovative technologies that are substitutes for traditional petroleum-based products.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of March 31, 2013, the consolidated condensed statements of operations for the three months ended March 31, 2013 and 2012, and the consolidated condensed statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited. The consolidated condensed balance sheet as of December 31, 2012 was derived from the 2012 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2012 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three months ended March 31, 2013 and 2012 have been prepared on the same basis as the audited consolidated statements as of December 31, 2012 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. The Company records revenues based upon the gross amounts billed to its customers.

Cost of Goods Sold. Cost of goods sold include those costs directly associated with the production of revenues, such as raw material, factory overhead, and other direct production costs.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once a lack of collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required.

Inventories. Inventories are stated at the lower of cost, using the first-in and first-out (FIFO) method, or market.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and plants in North America and India. It is the Company policy to depreciate capital assets over their estimated useful lives using the straight-line method.

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

Company intangible assets such as goodwill have indefinite lives and as a result need to be evaluated at least annually, or more frequently, if impairment indicators arise. In the Company’s review, we determine the fair value of the reporting unit using market indicators and discounted cash flow modeling. The Company compares the fair value to the net book value of the reporting unit. An impairment loss is recognized when the fair value is less than the related net book value, and an impairment expense is recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of the Company’s customers.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and Diluted Net Loss per Share. Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three months ended March 31, 2013 and 2012, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2013, and March 31, 2012:

	March 31, 2013	March 31, 2012

Aemetis Series B preferred	3,097,725	3,097,725
Aemetis Series B warrants	-	29,197
Aemetis Common stock options and warrants	11,757,358	9,000,683
Convertible interest & fees on related party note	18,149	374,332
Convertible promissory note	180,542	172,242
Total number of potentially dilutive shares excluded from the basic and diluted net loss per share calculation	15,053,774	12,674,179

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

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income.

Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Aemetis recognizes three reportable geographic segments: “India”, “North America” and “Other.”

●
The “India” operating segment encompasses the Company’s 50 MGY nameplate capacity biodiesel plant in Kakinada, India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

●	The “North America” operating segment includes the Company’s 55 MGY nameplate capacity ethanol plant in Keyes, California and the research facilities in College Park, Maryland.
●	The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, executive compensation and other corporate expenses.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock, warrant liability and debt. The fair value of current financial instruments was estimated to approximate carrying value due to the short-term nature of these instruments. The warrant liability fair value was estimated using the Black-Scholes valuation pricing model at the end of each reporting period. The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value.

The carrying amount of debt obligations, excluding discount issuance costs, held by our senior lender and by seller note payable at March 31, 2013 amounting to an aggregate of $62.3 million in outstanding obligations, were determined to have an estimated fair value of approximately $64.7 million, based on interest rates for comparable debt. It was not practicable to determine the fair market value of the Company’s remaining debt obligations due to the lack of availability of comparable credit facilities and the related party nature of the financial arrangements.

Share-Based Compensation. The Company recognizes share based compensation in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimate fair value of the Company’s share-based compensation awards at the time the awards are granted adjusted to reflect only those shares that are expected to vest. To estimate the discount for lack of marketability on restricted stock issued, the Company uses the Black-Scholes valuation pricing model, which assists in deriving the implied price of put options using the put-call parity principle. The price of the put option divided by the market price quoted on the OTC markets exchange implies the discount for lack of marketability (DLOM) in valuing issued shares to consultants, debt holders, employees or affiliated investors.

Warrant liability: The Company adopted guidance related to distinguishing liabilities from equity for certain warrants which contain a conditional obligation to repurchase feature. During the three months ending March 31, 2013, the Company granted 1,253,101 warrants with a conditional obligation to repurchase feature requiring liability treatment. As a result, a long-term warrant liability was recorded to recognize the fair value of the warrants upon the issuance of each warrant. The Company estimates the fair value of these warrants using the Black-Scholes valuation pricing model with the assumptions as follows: The risk-free interest rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve. The expected life of the warrants is based upon the contractual life of the warrants. Volatility is estimated based on an average of the historical volatilities.

The Company computes the fair value of the warrant liability at each reporting period and the change in the fair value is recorded through earnings. The key component in the value of the warrant liability is the Company's stock price, which is subject to significant fluctuation and is not under the Company's control. The resulting effect on the Company's net loss is therefore subject to significant fluctuation and will continue to be so until the warrants are exercised, amended or expired. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when the stock price increases and non-cash income when the stock price decreases.

Long - Lived Assets. The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss is measured as the difference between the carrying amount of the assets and its estimated fair value.

Commitments and Contingencies. The Company records and/or discloses commitments and contingencies in accordance with ASC 450 Contingencies. ASC 450 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Modification Accounting. The Company evaluates amendments to its debt in accordance with ASC 540-50 Debt – Modification and Extinguishments for modification and extinguishment accounting. This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where the net present value of future cash flows changes more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

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

2.         Ability to Continue as a Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses and negative cash flow and currently has a working capital deficit. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on several factors, including the ability to raise a significant amount of capital for operating expenses, capital purchases, current liabilities and debt service. The Company has been reliant on its senior secured lender to provide additional funding requirements when cash flows do not support operating expenses and the payment requirements on the Company’s debt. Although the current agreements in place with this lender do not require any payments or covenant requirements through May 2013, the continuation of the Company depends on management being able to maintain this relationship with the lender or find other financing options to provide cash as the Company expands its technologies. Management’s plans to continue to operate the Company include:

●
Working with the Company’s senior lender to restructure or provide additional financing as well as explore other financing arrangements including working with Advanced BioEnergy LP to attract investors for the remaining $35 million of notes available under the program, or through the issuance of additional debt or equity;

●	Operating profits from the April 2013 restart of the Keyes ethanol plant;
●
Restructuring the State Bank of India note payable to allow for additional working capital to take advantage of improved biodiesel margins from reductions in diesel subsidies from the Indian government and higher volumes of international shipments; and

●	Continuing to receive support from major shareholders and members of board of directors in providing cash financing.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company produced negative gross profit during the three months ended March 31, 2013, has less than one month of operating cash as of May 2013, has incurred cumulative losses since inception and has negative working capital (current assets less current liabilities) of approximately $82.1 million. The Company has raised approximately $31.8 million to date through the sale of preferred stock and approximately $80 million through debt facilities. The Company will have to raise significantly more capital and debt to complete its business plan and continue as a going concern. The Company has one biodiesel production facility in operation that began selling biodiesel into the domestic Indian market in November 2008 and one ethanol production facility idle for maintenance as of March 31, 2013. On April 22, 2013, the Company restarted its plant in Keyes, California. Recognizing the ethanol and biodiesel plants provide cash flow to the company, until we are able to establish a history of profitability at our plant in Keyes, CA, sufficient doubt exists around our ability to generate the cash flow necessary from operations to allow for the completion of our business plan in fiscal 2013.

Management believes that it will be able to raise additional capital through equity offerings and debt financings. The Company’s goal is to raise additional funds needed to operate its next generation ethanol and biodiesel facilities through stock offerings and debt financings. There can be no assurance that additional financing will be available on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that may result should the Company be unable to continue as a going concern.

3.         Inventory

Inventory consists of the following:

	March 31, 2013	December 31, 2012
Raw materials	$1,716,760	$2,077,779
Work-in-progress	164,236	1,672,957
Finished goods	2,527,436	805,044
Total inventory	$4,408,432	$4,555,780

As of March 31, 2013 and December 31, 2012, the Company recognized a lower of cost or market reserve of $0 and $104,894, respectively, related to inventory.

4.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2013	December 31, 2012
Land	$2,844,513	$2,837,780
Buildings	83,611,970	83,004,928
Furniture and fixtures	378,188	376,333
Machinery and equipment	2,226,671	2,615,140
Construction in progress	29,262	82,627
Total gross property, plant & equipment	89,090,604	88,916,808
Less accumulated depreciation	(6,212,158)	(5,023,336)
Total net property, plant & equipment	$82,878,446	$83,893,472

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2013 and March 31, 2012, the Company recorded depreciation expense of $1,165,255 and $344,917, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Based on the evaluation, management has determined that no impairment existed as of December 31, 2012. On January 21, 2013 the Keyes plant was idled and remained idle for the remainder of the quarter ending March 2013. The carrying value of the Keyes plant fixed assets not in use at March 31, 2013 was $70,991,908. On April 22, 2013 the Company restarted its plant in Keyes, California. Management determined there was no need to impair the long-lived assets as of March 31, 2013.

5.         Intangible Assets and Goodwill

Intangible assets and goodwill consist of $1,046,016 in patents, $630,000 in in-process research and development and $967,994 in goodwill. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles were tested for impairment at the Aemetis Technologies, Inc. reporting unit level and no impairment resulted from the analysis. During the three months ended March 31, 2013, the Company recognized amortization expense of $123,985 related to patents.

Future patent amortization for the next five years consist of the following:

For the twelve months ending March 31,	Amortization
2014	$80,222
2015	111,986
2016	111,986
2017	111,986
2018	111,986
Total	$528,168

6.         Notes Payable

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital) and other working capital lenders as well as certain subordinated lenders as follows:

	March 31, 2013	December 31, 2012
Third Eye Capital term note	$6,786,513	$6,679,466
Third Eye Capital revolving credit facility	28,480,414	23,378,535
Third Eye Capital revenue participation term note	7,618,055	7,406,224
Third Eye Capital acquisition term note	15,178,941	14,768,846
Cilion shareholder Seller note payable	4,225,370	4,011,430
State Bank of India secured term loan	6,022,015	5,756,752
Revolving line of credit (related party)	1,550,478	1,540,074
Subordinated notes	3,888,685	3,338,114
EB-5 long term promissory notes	1,014,260	1,006,863
Unsecured working capital loans and short-term notes	2,042,672	2,159,291
Total debt	76,807,403	70,045,595
Less current portion of debt	66,587,834	34,523,591
Total long term debt	$10,219,569	$35,522,004

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On October 18, 2012, Third Eye Capital agreed to (i) extend the maturity date of the Term Notes to July 6, 2014; (ii) to increase the amount of the Revolving Loan Facility by $6 million, to a total of $24 million; (iii) to modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving notes; (iv) granted waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agreed to defer interest payments until the earlier of certain events described in the Limited Waiver or February 1, 2013. In consideration for the Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement, the Borrowers, among other things, agreed to pay the Lenders a waiver fee in the amount of $4 million; and (ii) cash in the amount of $28,377 for certain unreimbursed costs. The $6 million increase in the Revolving Credit Facility may not be drawn upon due to the additional credit being set aside for fee payments. An immediate $1 million draw from the Revolving Credit Facility paid the first installment of the Amendment No. 1 $4 million waiver fee. To pay the January 1, 2013 $1 million fee, the Company issued 1,481,481 shares of common stock with a fair value of $1,007,407 at time of issuance. The remaining payments due on April 1, 2013 and July 1, 2013 have been included in the outstanding balance on the Revolving Credit Facility.

On February 27, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 2 to (i) provide a Notional Paydown by pledging addition collateral on the Revolving Portion of the Revolving Notes in the amount of $3,100,000, such Notional Paydown was replaced in the Limited Waiver and Amendment No. 3 with an increase in the Revolver Note and the collateral substitution of a pledge of 6,231,159 shares of stock held by McAfee Capital LLC (ii) grant waivers to the Borrowers’ obligation to pay or comply, including financial and production covenants for the quarter ended March 31 and June 30, 2013; (iii) extend the date of the next interest payment until the earlier of certain events described in the Limited Waiver or May 1, 2013, and (iv) allow the Borrowers to pay the Partial Amendment Fee of $1,000,000 due January 1, 2013 as 1,481,481 shares of the Company’s common stock. In consideration for the amendment, the Company agreed to: (i) pay a waiver fee comprised of $1,500,000 and (ii) issue 750,000 common shares of the Company with a fair value of $414,712 at time of issuance. In addition, the interest rate on all outstanding indebtedness with Third Eye Capital increased 5% until certain conditions are met.

On April 15, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 3 to waive the following covenants of the Borrower in their entirety: (i) Borrowers’ obligation to obtain an NASDAQ listing by April 1, 2013; (ii) Borrower’s obligation to cause the Chairman to enter into certain agreements; and (iii) the Company’s obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification. In addition, the Administrative Agent agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision to require 50% of the net proceeds of any equity offering in excess of $1.5 million to repay Amendment No.2 advance and 100% of the net proceeds of any equity offering in excess of $7.0 million to repay Amendment No. 3, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 $3.1 million advance and the $1.5 million waiver fee. In consideration for the Limited Waiver and Amendment, the Company agreed to: (i) pay a waiver fee comprised of $500,000 (which is added to the outstanding principal balance of the Revolving Notes) and (ii) require McAfee Capital, LLC to pledge an additional 6,231,159 Common Shares of the Parent to Agent, together with the delivery of stock certificates for such shares and stock powers. The $3.1 million advance, together with all accumulated interest, shall be repaid in full no later than September 30, 2013.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 19, 2013, Third Eye Capital also arranged Amendment No. 4 providing additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility, subject to customary closing conditions. In consideration for Amendment No. 4 financing, the Company agreed to (i) pay the Lender a placement fee of $300,000 and (ii) issue the Lender 1,000,000 shares of common stock of Aemetis, Inc. Amendment No. 4 has been secured by a blanket lien on the assets of Eric A. McAfee, the Company’s CEO and Chairman of the Board.

Details about each Third Eye Capital financing facility follows:

A.
Third Eye Capital Term Notes. As of March 31, 2013 Aemetis Advanced Fuels Keyes had $6,786,513 in principal and interest outstanding net of unamortized discounts of $657,023. As part of Amendment No. 1, the maturity of the Note changed to July 6, 2014. Interest on the term notes accrues at 14%, plus a 5% increase as a result of Amendment No. 2 on the unpaid principal balance, and is payable monthly in arrears. Subsequent to the end of the March 2013 quarter, Amendment No. 3 removed the additional 5% interest charge and the rate returned to 14%. Amendment No. 2 deferred the payments of principal and interest until May 2013, subject to acceleration upon certain conditions. In May 2013 monthly principal payments will equal the greater of $200,000, $0.05 per gallon produced from the Keyes ethanol plant, or 50% of free cash flow. Consideration for these subsequent changes has been reflected in the following Scheduled Debt Repayment schedule.

The Term notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures. During the three months ending March 31, 2013, the Company violated certain covenants, which have been waived by the note as discussed above.

B.
Third Eye Capital Revolving Credit Facility. On July 6, 2012 Aemetis Advanced Fuels Keyes entered into a Revolving Credit Facility with a commitment of $18 million. On October 16, 2012, Amendment No. 1 increased the amount of the Revolving Loan Facility by $6 million, to a total of $24 million. Interest on the credit facility accrues at the prime rate plus 13.75% (17% as of March 31, 2013) plus 5% as of Amendment No.2, and then returned to 17% with Amendment No 3, subsequent to the March 2013 quarter end. Interest is payable monthly in arrears. The Revolving Credit Facility matures on July 6, 2013 and may be extended with the payment of extension fees. As of March 31, 2013 Aemetis Advanced Fuels Keyes had $28,480,414 in principal and interest outstanding on the credit facility, net of unamortized discounts of $1,356,671 with available credit set aside for the purpose of paying Third Eye Capital fees. On February 27, 2013, Amendment No. 2 provided an additional $3.1 million in additional borrowings based on anticipated collateralized arrangements and waived certain covenants. Subsequent to the end of the first quarter, on April 15, 2013 the Company entered into Amendment No 3 and No. 4 providing $2,000,000 in additional borrowings. See note 15 Subsequent Events.

C.
Third Eye Capital Revenue Participation Term Notes. The Revenue Participation Note bears interest at 5% per annum plus an additional 5% interest as a result of Amendment No. 2, and then returned to 5% after Amendment No. 3. The Revenue Participation Note matures on July 6, 2014. As of March 31, 2013 Aemetis Advanced Fuels Keyes had $7,618,055 in principal and interest outstanding net of unamortized discounts of $2,722,345.

D.
Third Eye Capital Acquisition Term Notes. As of March 31, 2013 interest on the Acquisition Term Note accrues at the prime rate plus 10.75% plus 5% (14% as of March 31, 2013) plus an additional 5% interest as a result of Amendment No. 2, and returned to 14% after Amendment No. 3. The Notes mature on July 6, 2014. As of March 31, 2013 Aemetis Facility Keyes had $15,178,941 in principal and interest outstanding net of unamortized discounts of $2,656,793.

The Third Eye Capital notes are secured by first-lien deeds of trust on all real and personal property, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc. The Term Note, Acquisition Term Note, Revenue Participation Term Note and Revolving Credit Facility contain cross-collateral and cross-default provisions. McAfee Capital, solely owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by Company shares owned by the Guarantor. In addition, Eric McAfee provided a $10 million personal guarantee plus reimbursement to the Note holders any interest and expenses incurred enforcing the Guaranty. On February 27, 2013, Amendment No. 2 stipulated an increase in Eric McAfee’s personal guarantee to $15 million, a 7.5 million Aemetis common stock pledge from Mr. McAfee personal assets, and an additional $8 million guaranty from McAfee Capital. As of Amendment No. 4, Third Eye Capital has a blank lien on the Chairman’s personal assets. See note 15 Subsequent Events.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cilion shareholder Seller note payable. As part of the Cilion merger on July 6, 2012, Aemetis Facility Keyes provided $5 million in Seller note payable to Cilion shareholders as merger compensation subordinated behind the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes and Revolving Credit Facilities have been paid in full. As of March 31, 2013, Aemetis Facility Keyes had $4,225,370 in principal and interest outstanding, net of unamortized debt discount of $884,767.

State Bank of India secured term loan. On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6 million. The term loan matures in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

In July 2008 the Company drew approximately $4.6 million against the secured term loan. The loan principal amount is repayable in 20 quarterly installments of approximately $270,000, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014. As of March 31, 2013, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.

The principal payments scheduled for June 2009 through March 2013 were not made. The term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On October 7, 2009, UBPL received a demand notice from the State Bank of India. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 Crores (approximately $3.6 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009. As of March 31, 2013, UBPL was in default on interest and principal repayments, and all covenants, including asset coverage and debt service coverage ratios. Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media. At the bank’s option, it may also demand payment of the balance of the loan since the principal payments have been in default since June 2009. As a result the Company has classified the entire loan amount as current. State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5 million against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of Factory land for which counter reply is yet to be filed by APIIC. In the case that the Company is unable to prevail with its legal case, DRT may pass a Decree for recovery of due amount, which will impact operations of the Company including action up to seizing company property for recovery of their dues. As of March 31, 2013 and December 31, 2012, the State Bank of India loan had $3,610,279 in principal outstanding and accrued interest plus default interest of $2,414,218 and $2,188,693 and unamortized issuance discount of $2,482 and $4,966, respectively.

Revolving line of credit (related party). The Company has a subordinated Revolving Line of Credit Agreement (“RLOC”) with Laird Cagan and other related party investors for $5 million. As of March 31, 2013 and December 31, 2012 the RLOC had a principal, interest and fees balance of $1,550,478 and $1,540,074. The Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2014.

On April 18, 2013, the Company issued 1,826,547 shares of common stock as payment for $991,946 of interest and fees outstanding under the Credit Agreement, return of an existing deposit held by Aemetis Advanced Fuels, Keyes, Inc in the amount of $170,000 and issued new term notes to two non-related parties in the amount of $560,612 for payment of the remaining principal, interest and fees. See note 15 Subsequent Events.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2013 and 2012, Mr. Cagan’s investment group received $0 and $93,173 in cash interest payments, respectively. As of the publication of this report, no amounts remained available for future draw on the Revolving Loan Facility.

Subordinated Notes. On January 6 and January 9, 2012, Aemetis Advanced Fuels Keyes, Inc. entered into $3 million in Note and Warrant Purchase Agreements with 5% annual interest rate with two accredited investors. An additional $600,000 and $800,000 in Notes were added to one of the existing accredited investor’s balance in May and December 2012, respectively. This same accredited investor received payments of $600,000 in principal and $3,288 in interest in July 2012. The Notes included 5-year warrants exercisable for 1,733,333 shares of Aemetis common stock. Interest is due at maturity. The Promissory Notes are guaranteed by Aemetis and are due and payable upon the earlier of (i) December 31, 2013; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full, except for a few exceptions where subordinated note investors will receive funds from EB-5 investments or sale of equipment.

On May 31, 2012, Aemetis Advanced Fuels Keyes, Inc. (AAFK) entered into an additional $110,000 in 5 percent annual interest rate Notes and Warrant Purchase Agreements with a related party, Laird Cagan. Mr. Cagan received one warrant for every three dollars of principal loaned or 36,667 warrants with 5-year exercise rights at $0.001 per share. The full amount of the $110,000 Note and accrued interest was paid in full on July 6, 2012.

On January 10, 2013 the subordinated note investors agreed to Amendment No. 1 to the 5% subordinated $3,000,000 promissory notes originally dated January 6 and January 9, 2012, which allowed for i) extending the maturity date to July 1, 2014, ii) increasing the interest rate to 10% per annum, iii) paying a 10% fee on the outstanding principal and interest as of December 31, 2012 and adding the 10% fee to the principal amount of the note, and, iv) receiving 1,000,000 warrants exercisable at a price of $0.001 per share. We evaluated these January 10, 2013 amendments and the refinancing of the December 21, 2012 $300,000 note, which had a balance of $100,000 at the time of refinance, on December 21, 2013 and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment the loans were extinguished during the period and accordingly recorded a loss on debt extinguishment of $956,480. At March 31, 2013 and December 31, 2012, the Company had $3,888,685 and $3,338,114 in principal and interest outstanding, net of unamortized issuance and fair value discounts of $675,033 and $612,365, respectively.

On January 14, 2013, Laird Cagan loaned $106,201 through a Promissory note maturing on April 30, 2013 with a 5 percent annualized interest rate and the right to exercise 53,101 warrants exercisable at $0.001 per share.

On January 19, 2013 the note investor received new terms on the remaining $100,000 balance on his $300,000 5% Subordinated Promissory Note, originally dated December 21, 2012, with a maturity date of April 30, 2013 and conditions for repayment of (i) the completion of an equity or debt private placement by the Company or Aemetis in an amount of not less than Twenty Five Million Dollars ($25 million); (ii) the completion of a Initial Public Offering by the Company; and, (iii) The Company shall repay principal amount under the Note upon receipt of proceeds from the Heritage Bank escrow held under the EB-5 investor program in the amount of Five Hundred Thousand dollars ($500,000) and from the ethanol plant grant from the California Energy Commission in the amount of three million dollars ($3,000,000). As consideration for agreement, the note investor received 50,000 shares of 5 year term common stock warrants with $0.001 per share exercise price.

On January 24, 2013 an additional $300,000 in Promissory Notes were issued to an existing subordinated note investor with 150,000 warrants at $0.001 per share and 5 percent annual interest rate due April 30, 2013with conditions for repayment of (i) the completion of an equity or debt private placement by the Company or Aemetis in an amount of not less than Twenty Five Million Dollars ($25 million); (ii) the completion of a Initial Public Offering by the Company; and, (iii) The Company shall repay principal amount under the Note upon receipt of proceeds from the EB-5 investor program and from proceeds from California Energy Commission grants.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EB-5 long-term promissory notes. EB-5 is a US government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $500,000. The Company sold notes in the amount of $1,000,000 to the first two investors during the fourth quarter of 2012. As of March 31, 2013 $14,260 in accrued interest was outstanding on the notes. The availability of the remaining $35,000,000 will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

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

Associated with the Working Capital Agreement with Secunderabad, during the three months ended March 31, 2013 and March 31, 2012, the Company made principal payments of approximately $1,059,229 and $929,739, respectively, and interest payments of approximately $133,519 and $72,543, respectively. Included as current short-term borrowings on the balance sheet at March 31, 2013 and December 31, 2012, the Company had $1,584,238 and $1,709,773, respectively, outstanding under this agreement.

Short-term notes. Aemetis Technologies, formerly Zymetis, Inc., carries certain debt obligations associated with a series of grants issued by the Maryland Department of Business and Economic Development to Zymetis prior to the merger. These grants were converted to promissory notes with interest upon the achievement of certain objectives.

A significant amount of the current portion of debt is made up of $28.5 million in Third Eye Capital’s Revolving Credit facility, subject to a six month extension provision, and State Bank of India’s $6.0 million outstanding debt obligation, which is currently under discussion for restructured terms. Scheduled debt repayments for all loan obligations follow:

For the twelve months ending March 31,	Debt Repayments
2014	$74,035,094
2015	7,603,026
2016	3,000,000
2017	1,124,397
Total debt	85,762,517
Discounts	(8,955,114)
Total debt, net of discounts	$76,807,403

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.         Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of March 31, 2013 are as follows:

For the twelve months ended March 31,	Future Rent Payments
2014	$405,759
2015	369,520
2016	61,895
Total	$837,174

For the three months ended March 31, 2013 and 2012, the Company recognized lease and rent expense of $108,173 and $828,219, respectively, under existing operating leases.

8.         Outstanding Warrants

For the three months ended March 31, 2013, the Company issued 1,253,101 common stock warrants, which have the potential to enhance returns for accredited investors who enter additional Notes and Warrant Purchase Agreements with accredited investors and a related party. The accredited investors received 5-year warrants exercisable at $0.001 per share.

For the three months ended March 31, 2013, Note investors exercised 1,448,610 warrant shares at the weighted average exercise price of $0.001 per share.

A summary of warrant activity for the three months ended March 31, 2013 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2012	1,806,923	$0.27	2.67
Expired	(1,390)	0.001
Granted	1,253,101	0.001
Exercised	(1,448,610)	0.001
Outstanding March 31, 2013	1,610,024	$0.30	2.14

9.         Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at the date of issue during the year ended March 31, 2013:

Expected dividend yield	0%
Risk-free interest rate	0.77% - 0.84%
Expected volatility	75.55%
Expected Life (years)	4.23 - 5.00
Exercise price	$0.001
Company stock price	$0.51 - $0.82

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at March 31, 2013:

Expected dividend yield	0%
Risk-free interest rate	0.77%
Expected volatility	75.55%
Expected Life (years)	4.23 - 4.75
Exercise price	$0.001
Company stock price	$0.51

10.       Fair Value Measurements

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

Warrant liability: The warrant liability consists of stock warrants issued by the Company that contain conditional obligation to repurchase feature. In accordance with accounting for warrants as liabilities, the Company calculated the fair value of warrants under Level 3 using the assumptions described in “Fair Value of Warrants”. Realized and unrealized gains and losses related to the change in fair value of the warrant liability are included in Other income on the Statement of Operations.

The following table summarizes financial liabilities measured at fair value on a recurring basis as of March 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3

Warrant liability	$94,278	$-	$-	$94,278

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2013:

Balance as of December 31, 2012	267,950
Issuances of warrant liabilities	995,418
Exercise of warrant liabilities	(1,006,648)
Realized and unrealized gain related to change in fair value	(162,442)
Balance as of March 31, 2013	94,278

11.       Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 10,600,434 shares under its 2006 and 2007 Plans, which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting.

The following is a summary of options granted under the employee stock plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2012	1,613,050	7,524,834	$0.59
Authorized	1,000,000	—	—
Granted	(1,735,000)	1,735,000	0.65
Exercised	—	(153,846)	0.45
Forfeited/expired	346,154	(346,154)	0.45
Balance as of March 31, 2013	1,224,204	8,759,834	$0.61

The Company recorded an expense for the quarter ended March 31, 2013 and 2012 in the amount of $6,587 and $15,177, respectively, which reflects periodic fair value re-measurement of outstanding consultant options under ASC 505-50-30 Equity Based Payments to Non Employees. The valuation using the Black-Scholes valuation pricing model is based upon the current market value of the Company’s common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in ASC 505-50-30.

Valuation and Expense Information. The weighted-average fair value calculations for options granted within the period are based on the following weighted average assumptions:

	Quarter Ended March 31
	2013	2012
Dividend-yield	0%	0%
Risk-free interest rate	0.42%	1.22-3.66%
Expected volatility	75.55%	58.88-120.90%
Expected life (years)	3.0	0.2-4.0
Weighted average fair value per share of common stock	$0.32	$0.56

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2013 and 2012, the Company had $12,738 and $32,897 respectively, of total unrecognized compensation expenses that the Company will amortize over the next three years.

Non-Plan Stock Options

In November 2012 the Company issued 977,500 stock options to board members and consultants outside of any Company stock option plan. On March 14, 2013, the Company authorized and granted 410,000 stock options to board members and consultants at an average exercise price of $0.65. None of the non-plan options have been exercised.

12.      Agreements

Working Capital Arrangement. In March 2011, we entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell. Pursuant to the agreement we agreed to procure whole yellow corn from J.D. Heiskell. We have the ability to obtain corn from other sources subject to certain conditions, however, in 2012, all of our corn requirements were purchased from Heiskell. Title and risk of loss for the corn passes to us when the corn is deposited into the weigh bin. The initial term of the Agreement expired on December 31, 2012 and is automatically renewed for additional one-year terms, currently to December 31, 2013. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company and all WDG and syrup to A.L. Gilbert. These agreements are ordinary purchase and sale agency agreements for an ethanol plant.

The J.D. Heiskell Purchasing Agreement, Corn Procurement, Working Capital Agreement activity during the three months ending March 31, 2013 and 2012 follow:

	Three months ending March 31, 2013	Three months ending March 31, 2012
Ethanol sales	$5,497,187	$32,053,209
Wet distiller's grains sales	1,683,785	7,831,741
Corn oil sales	175,043	—
Corn purchases	5,374,318	36,784,805
Accounts receivable	—	824,881

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A. L Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements mature on August 31, 2013 with automatic one-year renewals thereafter. For the quarter ended March 31, 2013 and 2012, the Company in total expensed $123,998 and $542,464, respectively, under the terms of both ethanol and wet distillers grains agreements.

13.      Segment Information

Aemetis recognizes three reportable geographic segments: “India”, “North America” and “Other.”

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

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The “Other” segment encompasses the Company’s costs associated with new market development, company-wide fund raising, formation, executive compensation and other corporate expenses.

Summarized financial information by reportable segment for the three months ended March 31, 2013 and 2012 follow:

	For the three	For the three
	months ended	months ended
Statement of Operations Data	March 31, 2013	March 31, 2012
Revenues
India	$11,541,193	$2,313,697
North America	7,879,021	41,882,079
Other	-	-
Total revenues	$19,420,214	$44,195,776

Cost of goods sold
India	$10,754,775	$2,407,589
North America	8,417,725	44,046,699
Other	-	-
Total cost of goods sold	$19,172,500	$46,454,288

Gross profit/(loss)
India	$786,418	$(93,892)
North America	(538,704)	(2,164,620)
Other	-	-
Total gross profit/(loss)	$247,714	$(2,258,512)

India. During the three months ended March 31, 2013, five customers accounted for approximately 80% of the consolidated India segment revenues. During the three months ended March 31, 2012, two customers accounted for approximately 55% of the consolidated India segment revenues.

North America: During the March 31, 2013, Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol and WDG to J.D. Heiskell accounted for 93% of the Company’s North America segment revenues for the three months ending March 31, 2013.

During March 31, 2012, all of the Company’s revenues from ethanol and WDG were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol and WDG to J.D. Heiskell accounted for 90% of the Company’s consolidated revenues for the three months ending March 31, 2012.

Total assets consist of the following:

	March 31, 2013	December 31, 2012
India	$17,323,430	$15,597,333
North America (United States)	77,441,127	81,274,826
Other	—	—
Total Assets	$94,764,557	$96,872,159

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.      Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, $1,214,410 and $1,247,419, respectively, for salary and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of March 31, 2013 and December 31, 2012. For the three months ended March 31, 2013 and 2012, the Company expensed $10,077 and $13,928, respectively, to reimburse actual expenses incurred.

15.      Subsequent Events

Third Eye Capital Debt $3.1 Million and $2 Million Working Capital Draw Agreements

On April 15, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 3 to waive the following covenants of the Borrower in their entirety: (i) Borrowers’ obligation to obtain an NASDAQ listing by April 1, 2013; (ii) Borrower’s obligation to cause the Chairman to enter into certain agreements; and (iii) the Company’s obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification. In addition, the Administrative Agent agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision to require 50% of the net proceeds of any equity offering in excess of $1.5 million to repay Amendment No.2 advance and 100% of the net proceeds of any equity offering in excess of $7.0 million to repay Amendment No. 3,and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 $3.1 million advance and the $1.5 million waiver fee. In consideration for the Limited Waiver and Amendment, the Company agreed to: (i) pay a waiver fee comprised of $500,000 (which is added to the outstanding principal balance of the Revolving Notes) and (ii) require McAfee Capital, LLC to pledge an additional 6,231,159 Common Shares of the Parent to Agent, together with the delivery of stock certificates for such shares and stock powers. The $3.1 million advance, together with all accumulated interest, shall be repaid in full no later than September 30, 2013.

On April 19, 2013, Third Eye Capital agreed to the Amended and Restated Note Purchase Agreement Amendment No. 4 providing additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility, subject to customary closing conditions. In consideration for the Amended and Restated Note Purchase Agreement Amendment No 4, the Company agreed to (i) pay the Lender a placement fee of $300,000 and (ii) issue the Lender 1,000,000 shares of common stock of Aemetis, Inc. Amendment No. 4 has been secured by a blanket lien on the assets of Eric A. McAfee, the Company’s CEO and Chairman of the Board.

Revolving Line of Credit Agreement

On April 18, 2013, Laird Q. Cagan agreed to Satisfaction Agreement for himself and on behalf of other holders to discharge the interest and fees outstanding under the Borrowers Revolving Line of Credit Agreement dated August 17, 2009, amended October 15, 2012 (the “Credit Agreement”) in common stock of the Company. Pursuant to the Satisfaction Agreement, the Company issued to the Holders an aggregate of 1,826,547 shares of common stock in payment for $991,946 of interest and fees outstanding under the Credit Agreement, return of an existing deposit held by Aemetis Advanced Fuels, Keyes, Inc. in the amount of $170,000 and issued new Notes in the aggregate amount of $560,612 in payment of the remaining principal, interest and fees. As of April 18, 2013, all obligations of both parties pursuant to the Credit Agreement have been met and fully discharged.

Restart of Keyes, California Facility

On April 18, 2013, the ethanol facility in Keyes, California completed planned maintenance and preparations for the production of Advanced Biofuel under recent EPA rulings, and restarted production.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2013 to the three months ended March 31, 2012.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

We are an international advanced fuels and specialty chemical company focused on the production of renewable fuels and chemicals and the acquisition, development and commercialization of innovative technologies that are substitutes for traditional petroleum-based products and non-food feedstock conversion of traditional ethanol and biodiesel plants using our operating ethanol and biodiesel facilities. We own and operate a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil. We also operate a plant in Keyes, California where we manufacture and produce ethanol and wet distillers’ grain (WDG). On July 6, 2012, we acquired Cilion, Inc., the owner of the Keyes plant. In addition, we are continuing to research the viability of commercializing our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Three Months Ended March 31 (in thousands)

	2013	2012	Increase/ (Decrease)
North America	$7,879	$41,882	$(34,003)
India	11,541	2,314	9,227
Total	$19,420	$44,196	$(24,776)

North America. For the three months ended March 31, 2013, we generated 73% of revenue from sales of ethanol, 23% from sales of WDG, 2% from sales of corn oil and 2% from the sale of syrup. During the three months ended March 31, 2013 plant production averaged 17% of nameplate capacity. The decrease in revenues between the three months ended March 31, 2011 and 2012 reflects the idling of the Keyes, CA plant on January 21, 2013 for maintenance due to unfavorable margins compared to a full quarter of operations during the quarter ended March 31 2012.

India. The increase in revenues was primarily attributable to increased sales of biodiesel as a result of the development of a sales channel for biodiesel into the chemical markets, increased sales of refined glycerin as a result of the completion of our glycerin refining unit and a single large volume sale of biodiesel, and increased sales of refined palm oil from the operation of the oil refining unit. Revenues included $5.3 million from sales of methyl ester/biodiesel, $0.9 million from sales of refined glycerin, $3.4 million from sales of refined palm oil. In addition, in the three months ended March 31, 2013, we had revenues of $1.8 million from the trade of crude palm oil.

Cost of Goods Sold

Three Months Ended March 31 (in thousands)

	2013	2012	Increase/(Decrease)
North America	$8,418	$44,047	$(35,629)
India	10,755	2,408	8,347
Total	$19,173	$46,455	$(27,282)

North America. We ground 133,171 tons of corn during the three months ended March 31, 2012 compared to 17,775 tons of corn during the three months ended March 31, 2013. Our cost of corn per ton increased by 9.3% between the three months ended March 31, 2013 and 2012. The decrease in costs of goods sold between the three months ended March 31, 2013 and 2012 reflects the idling of the Keyes, CA plant on January 15, 2013 compared to a full quarter of operations during the quarter ended March 31 2012.

India. The increase in costs of goods sold was attributable to an increase in revenues from the sales of biodiesel and glycerin. For the three months ended March 31, 2013 and 2012, we processed 9,800 and 654 metric tons of biodiesel, respectively. We produced 3,753 metric tons of refined palm oil (RPO) during the three months ended March 31, 2013 and had no production of RPO in the same period in 2012.

Operating Expenses

R&D
Three Months Ended March 31 (in thousands)

	2013	2012	Increase/(Decrease)
North America	$229	$193	$36
India	-	-	-
Total	$229	$193	$36

The increase in R&D expenses in our North America segment for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 reflects initial amortization of patents of approximately $124,000, which includes previously unrecorded amortization from 2011 and 2012, offset partially by decreased levels of investment in headcount and equipment to develop the proprietary microbial technology.

SG&A
Three Months Ended March 31 (in thousands)

	2013	2012	Increase/(Decrease)
North America	$3,650	$1,875	$1,775
India	565	88	477
Total	$4,215	$1,963	$2,252

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. The increase in SG&A expense was primarily attributable to reclassifying fixed costs from Cost of Goods Sold during the idle period of the Keyes ethanol plant offset partially by lower marketing fees of approximately $124,000 for the three months ended March 31, 2013 compared to approximately $542,000 during the three months ended March 31, 2012.

India. Our single largest expense in SG&A comes from operational support fees paid to Secunderabad Oils Limited. These fees are computed as a percentage of operating profits. For the three months ended March 31, 2013 and 2012, we incurred approximately $169,000 and $13,000, respectively in operational support fees. The three month period ending March 31, 2012 had a large payment from Secunderabad Oils Limited as part of the loss sharing arrangement causing the remaining portion of the year-over year increase.

Other Income/Expense

Other income (expense) consisted primarily of the following items:

●
Interest expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the judgment obtained by Cordillera Fund, L.P. The debt facilities include stock or warrants issued as fees. The payment of fees is amortized as interest expense. We incurred interest expense of approximately $5.1 million for the three months ended March 31, 2013 ($0.4 million from India and $4.7 million from North America) compared to approximately $4.0 million for the three months ended March 31, 2012 ($0.8 million from India and $3.2 million from North America).  Additionally, renegotiation of terms on certain subordinated notes resulted in a loss on debt extinguishment of $1 million. Amortization of Third Eye Capital, acting as Agent for the Purchasers,  discount issuances costs for the Cilion merger, Amendment No. 1 and No. 2 fees and stock issuances and warrants issued as extensions fees on subordinated debt resulted in higher interest expense in the quarter ending March 31, 2013 than the same period in the prior year.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $51,651 at March 31, 2013, of which $1,967 was held in our North American entities and $49,654 was held in our Indian subsidiary. Our current ratio at March 31, 2013 was 0.06 compared to a current ratio of 0.12 at December 31, 2012. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, cash generated from operations, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$51,621	$290,603
Current assets (including cash, cash equivalents, and deposits)	5,800,614	6,845,449
Current liabilities (including short term debt)	87,923,518	57,835,203
Short and long term debt	76,807,403	70,045,595

The Company has experienced losses and continued to have negative cash flow through the fiscal year ending December 31, 2012 and, as of March 31, 2013, has negative working capital of $82,122,904. We are actively pursuing additional working capital through both debt and equity offerings in order to have funds to execute on our business strategy in India and in the United States. Funds available at March 31, 2013 are sufficient to cover less than one month of our domestic and international operating costs.

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

With regards to our senior secured notes held by Third Eye Capital on April 15, 2013, we entered into the Limited Waiver and Amendment No. 3 to waive the following covenants of the Borrower in their entirety:(i) Borrowers’ obligation to obtain an NASDAQ listing by April 1, 2013; (ii) Borrower’s obligation to cause the Chairman to enter into certain agreements; and (iii) the Company’s obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification. In addition, the Administrative Agent agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision to require 50% of the net proceeds of any equity offering in excess of $1.5 million to repay Amendment No.2 advance and 100% of the net proceeds of any equity offering in excess of $7.0 million to repay Amendment No. 3,and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 $3.1 million advance and the $1.5 million waiver fee. In consideration for the Limited Waiver and Amendment, the Company agreed to: (i) pay a waiver fee comprised of $500,000 (which is added to the outstanding principal balance of the Revolving Notes) and (ii) require McAfee Capital, LLC to pledge an additional 6,231,159 Common Shares of the Parent to Agent, together with the delivery of stock certificates for such shares and stock powers. The $3.1 million advance, together with all accumulated interest, shall be repaid in full no later than September 30, 2013.

On April 19, 2013, we entered into Amendment No. 4 providing additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility, subject to customary closing conditions. In consideration for Amendment No. 4, the Company agreed to (i) pay the Lender a placement fee of $300,000 and (ii) issue the Lender 1,000,000 shares of common stock of Aemetis, Inc. Amendment No. 4 is secured by a blanket lien on the assets of Eric A. McAfee, the Company’s CEO and Chairman of the Board.

At March 31, 2013, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital financing arrangements equaled $58,063,923. We plan to pay the notes through operational cash flow, a debt refinancing or equity funding.

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

On October 7, 2009, UBPL received a demand notice from the State Bank of India. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June, 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009. As of December 31, 2012, Additional provisions of default include the bank having the unqualified right to disclose or publish our company name and our director’s names as defaulter in any medium or media. At the bank’s option, it may also demand payment of the balance of the loan since the principal payments are in default in June 2009. As a result we have classified the entire loan amount as current. We are currently in discussions with the bank with regards to an amendment to the Agreement of Loan for Overall Limit for the modification of terms and plant to pay the principal and interest on the loan through either cash flow from our biodiesel plant operations or through a debt or equity raise at the parent Company level.

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

We may continue to deploy our management team’s combined industry, technical, merger and acquisition (“M&A”), restructuring and corporate finance expertise to target and acquire undervalued and/or distressed assets, and then apply our technology to improve the performance of those assets. We believe that our strategy offers substantial opportunity to build capital value in the current climate, particularly given (a) the present opportunity to acquire undervalued and/or underperforming assets and improve them; and (b) the medium to longer term outlook for ethanol and advanced biofuels as an alternative form of energy supply and the relatively weak state of the ethanol and advanced biofuels market which is likely to lead to under supply in 2013. To affect the planned M&A strategy in full, the Company requires access to substantial further acquisition and development finance and it is currently working with advisers with a view to securing additional financing. This may be made available through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments. In addition, the Company anticipates that it may issue share and/or loan capital to vendors as a means of securing target acquisitions and to fund development.

We intend to raise additional working capital in 2013 through some or all of the following: operating cash flows, working capital lines of credit, long-term debt facilities, joint venture arrangements and the sale of additional equity by the Company or its subsidiaries. We continue to explore different funding sources, but because of the continued unsettled state of the capital markets around the globe, the Company lacks any defined capital raising projects or specific sources of capital or commitments for the required capital. To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing the business development plans of the Company.

Change in Working Capital and Cash Flows

Current and long term debt increased primarily due to (i) accrued fees and interest in the amount of $2.4 million associated with amendments to the agreements with our senior lender, (ii) additional borrowings of $3.1 million received from our senior lender and (iii) additional borrowings of $0.4 million from subordinated lenders.  Additionally, current liabilities were impacted by movement of the senior secured Third Eye Capital notes from long term to short term due to current violations of  notes covenants.  The increase in current liabilities was offset by a $2.6 million reduction in accounts payable, principally due to the idling of the Keyes plant.   Current assets decreased due to decreases in accounts receivable by $0.7 million, inventory by $0.1 million, prepaid by $0.2 million from lower gas and electric deposits, cash by $0.2 million and other current assets by $0.2 million.

Cash used in operating activities of $4.0 million resulted primarily from (i) consolidated net loss of $9.8 million, (ii) non-cash adjustments to net loss of $5.1 million, (iii) accounts receivable increase of $0.7 million, (iv) accounts payable decrease of $2.4 million, (v) accrued interest expense increase of $2.4 million, and (vi) other liabilities increase of $0.4 million.

Cash used in investing activities was insignificant.

Cash provided by financing activities of $3.1 million resulted primarily from Third Eye Capital.

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

On April 15, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 3 to waive the following covenants of the Borrower in their entirety:(i) Borrowers’ obligation to obtain an NASDAQ listing by April 1, 2013; (ii) Borrower’s obligation to cause the Chairman to enter into certain agreements; and (iii) the Company’s obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification. In addition, the Administrative Agent agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision to require 50% of the net proceeds of any equity offering in excess of $1.5 million to repay Amendment No.2 advance and in the event of an equity offering of Capital Stock of at least $7,000,000 repay Amendment No. 3, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 $3.1 million advance and the $1.5 million waiver fee. In consideration for the Limited Waiver and Amendment, the Company agreed to: (i) pay a waiver fee comprised of $500,000 (which is added to the outstanding principal balance of the Revolving Notes) and (ii) require McAfee Capital, LLC to pledge an additional 6,231,159 Common Shares of the Parent to Agent, together with the delivery of stock certificates for such shares and stock powers. The $3.1 million advance, together with all accumulated interest, shall be repaid in full no later than September 30, 2013.

On April 15, 2013, Third Eye Capital also arranged a the Limited Waiver and Amendment No. 4 providing additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility, subject to customary closing conditions. In consideration for the Limited Waiver and Amendment No. 4, the Company agreed to (i) pay the Lender a placement fee of $300,000 and (ii) issue the Lender 1,000,000 shares of common stock of Aemetis, Inc. The Limited Waiver and Amendment No. 4 is secured by a blanket lien on the assets of Eric A. McAfee, the Company’s CEO and Chairman of the Board.

As of the publication of this report, no amounts remained available for future draw on the Revolving Loan Facility.

Notes Payable to Related Parties

In 2008, we entered into a Revolving Line of Credit Agreement with Laird Cagan in the amount of $5,000,000 secured by certain investments, intellectual property, securities and other collateral of ours, excluding the collateral securing our obligations with Third Eye Capital and the collateral securing our obligations with the State Bank of India. The Revolving Line of Credit bears interest at the rate of 10% per annum and matures on July 1, 2014. On December 31, 2012, Aemetis International, Inc. (AII), a subsidiary of Aemetis, Inc., entered into an agreement to the Revolving Line of Credit Agreement with Laird Q. Cagan and co-owners in the financing arrangement pursuant to which Aemetis, Inc. issued an aggregate of 9,062,900 shares of common stock in partial payment for principal, interest and fees outstanding under the Credit Agreement. Amounts available to borrow under this facility are dependent on the capacity and approval of Laird Q. Cagan and his co-owners. As of March 31, 2013, the remaining balance under the Credit Agreement was $1,550,478. No credit line availability remains at the end of the March 31, 2013 quarter.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, the following represents our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: revenue recognition; recoverability of long-lived assets, convertible notes, and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our 2012 annual report.

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

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting since our last filing through March 31, 2013, in response to the identified material weaknesses.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. During the second quarter of 2013 we began to implement remedial measures to address the identified material weaknesses as discussed below, the remedial measures will take time, and as such, our assessment of the impact of these measures have not been completed as of the filing date of this report.

As part of our ongoing remedial efforts, we have, among other things:

●	based on our review of our accounting and control organization personnel, we are currently searching for appropriately qualified accounting personnel to fill two key positions;

●	retained a qualified consultant during the first quarter of 2013 to help management prepare and review complex equity transactions, a risk identified area within our statements

●	increasing our efforts to educate and supervise our existing staff on the application and importance of the internal control structure,

We believe that the foregoing actions have improved and, as we progress towards a completion of the remediation steps, will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. We intend to perform such procedures and commit such resources as necessary to continue to allow us to complete the remedial measures and overcome or mitigate these material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None

ITEM 1A.        RISK FACTORS.

No change in risk factors since the Company’s Annual Report on Form 10-K filed with SEC on April 16, 2013.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of March 31, 2013, subordinated note investors converted 1,448,610 warrant shares to common stock at an exercise price of $0.001 per share. These shares were issued pursuant to an exemption from registration provided by The issuance of these shares was made in reliance on Rule 506 of Regulation D, as promulgated by the Securities Act of 1933, as amended.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2013.

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

AEMETIS, INC.

Date: May 15, 2013	By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer
(Principal Executive Officer)