Form 10-Q
period 2013-06-30
AEMETIS, INC
filed 2013-07-31
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
or
Commission File Number: 00-51354
———————
AEMETIS, INC.
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

Large accelerated filer        Accelerated filer         Non-accelerated filer      Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The number of shares outstanding of the registrant’s Common Stock on July 31, 2013 was 191,721,464 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2013

INDEX

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

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

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$125,102	$290,603
Accounts receivable, less allowance of $201,890 and 201,890, as of 2013 and 2012, respectively	4,612,802	1,360,606
Inventories	4,261,316	4,555,780
Prepaid expenses	555,617	264,243
Other current assets	552,033	374,217
Total current assets	10,106,870	6,845,449

Property, plant and equipment, net	80,740,170	83,893,472
Goodwill	967,994	967,994
Intangible assets, net of accumulated amortization of $144,041 and none, as of 2013 and 2012, respectively	1,655,960	1,800,000
Other assets	3,070,892	3,365,244
Total assets	$96,541,886	$96,872,159

Liabilities and stockholders' equity/(deficit)
Current liabilities:
Accounts payable	$14,781,517	$15,070,106
Current portion of long term secured notes, net of discounts	3,600,000	26,278,535
Current portion of subordinated notes, net of discounts	1,553,087	329,013
Secured notes, net of discounts	5,683,159	5,756,752
Working capital loans and short-term notes	1,125,853	2,159,291
Mandatorily redeemable Series B convertible preferred stock	2,488,169	2,437,649
Other current liabilities	6,056,925	5,803,857
Total current liabilities	35,288,710	57,835,203

Long term debt:
Secured notes, net of discounts	63,069,550	25,954,536
Related party line of credit	-	1,540,074
Subordinated notes, net of discounts	3,196,407	3,009,101
Seller note payable	4,439,720	4,011,430
EB-5 notes payable	1,021,740	1,006,863
Total long term debt	71,727,417	35,522,004

Stockholders' equity/(deficit):
Series B convertible preferred stock, $0.001 par value; 7,235,565 authorized; 3,077,725 and 3,097,725 shares issued and outstanding, respectively (aggregate liquidation preference of $9,233,175 and $9,293,175, respectively)	3,078	3,098
Common stock, $0.001 par value; 400,000,000 authorized; 191,721,464 and 180,281,094 shares issued and outstanding, respectively	191,721	180,281
Additional paid-in capital	81,263,926	75,457,760
Accumulated deficit	(89,214,757)	(69,808,294)
Accumulated other comprehensive (loss)	(2,718,209)	(2,317,893)
Total stockholders' equity/(deficit)	(10,474,241)	3,514,952

Total liabilities and stockholders' equity/(deficit)	$96,541,886	$96,872,159

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
Consolidated Statements of Operations and Comprehensive Income/(Loss)
For the three and six months ended June 30, 2013 and 2012

	For the six months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012
Revenues	$66,772,723	$88,475,642	$47,352,509	$44,279,866

Cost of goods sold	62,774,742	92,755,094	43,602,242	46,300,806

Gross profit/(loss)	3,997,981	(4,279,452)	3,750,267	(2,020,940)

Research and development expenses	352,581	341,321	123,822	148,704
Selling, general and administrative expenses	8,199,090	4,375,336	3,983,544	2,412,495

Operating loss	(4,553,690)	(8,996,109)	(357,099)	(4,582,139)

Other income/(expense)

Interest expense
Interest rate expense	(5,439,252)	(5,246,221)	(2,892,535)	(2,626,906)
Amortization expense	(8,489,850)	(4,023,743)	(6,091,603)	(2,678,011)
Loss on debt extinguishment	(1,187,671)	-	(231,191)	-
Interest income	1,772	2,188	1,424	1,840
Gain on sale of assets	173,934	236,830	47,774	236,830
Other income/(expense)	93,894	(81,358)	(69,228)	(99,569)

Loss before income taxes	(19,400,863)	(18,108,413)	(9,592,458)	(9,747,955)

Income tax expense	(5,600)	(4,000)	-	-

Net loss	(19,406,463)	(18,112,413)	(9,592,458)	(9,747,955)

Other comprehensive income
Foreign currency translation adjustment	(400,316)	84,006	(599,566)	(226,977)
Comprehensive loss	$(19,806,779)	$(18,028,407)	$(10,192,024)	$(9,974,932)

Net loss per common share
Basic and diluted	$(0.10)	$(0.14)	$(0.05)	$(0.07)

Weighted average shares outstanding
Basic and diluted	185,956,042	132,183,868	189,636,949	133,239,456

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2013	2012
Operating activities:
Net loss	$(19,406,463)	$(18,112,413)
Adjustments to reconcile net loss to net cash used in
operating activities:
Share-based compensation	679,787	278,021
Depreciation	2,318,422	764,466
Inventory provision	-	196,733
Amortization expense	8,489,850	4,023,743
Change in fair value of warrant liability	(187,919)	-
Loss on extinguishment of debt	1,187,671	-
Gain on sale or disposal of assets	(173,934)	(200,289)
Changes in assets and liabilities:
Accounts receivable	(3,404,066)	(110,273)
Inventory	127,340	772,636
Prepaid expenses	42,696	212,338
Other current assets and other assets	(317,389)	348,672
Accounts payable	(1,748)	2,685,106
Accrued interest expense and fees, net of payments	5,966,030	4,195,629
Other liabilities	(1,107,047)	(34,341)
Net cash used in operating activities	(5,786,770)	(4,979,972)

Investing activities:
Capital expenditures	(74,522)	(667,674)
Proceeds from the sale of assets	400,000	1,121,830
Net cash provided in investing activities	325,478	454,156

Financing activities:
Proceeds from borrowings under secured debt facilities	4,800,000	2,640,000
Repayments of borrowings under secured debt facilities	-	(1,275,588)
Proceeds from borrowings under unsecured and subdebt term notes and working capital lines of credit	2,407,191	5,012,055
Repayments of borrowings under unsecured and subdebt notes and working capital facility	(2,986,900)	(2,054,832)
Issuance of Common stock through Equity offering and Warrant exercises	1,082,735	-
Net cash provided by financing activities	5,303,026	4,321,636

Effect of exchange rate changes on cash and cash equivalents	(7,235)	57,588
Net cash and cash equivalents decrease for period	(165,501)	(146,593)
Cash and cash equivalents at beginning of period	290,603	249,466
Cash and cash equivalents at end of period	$125,102	$102,873

Supplemental disclosures of cash flow information, cash paid:

Interest payments	$1,295,587	$545,586
Interest payments to related party	-	93,163
Income tax expense	5,600	4,000

Supplemental disclosures of cash flow information, non-cash transactions:

Issuance of warrants to subordinated debt holders	1,127,120	916,418
Payments of principal, fees and interest by issuance of stock	1,760,604	1,929,931
Issuance of shares to related party for repayment of line of credit	821,946	-
Issuance of warrants to non-employees to secure procurement and working capital agreement	335,617	-
Other asset transferred to related party	170,000	-
Purchases in other liabilities	-	656,965
Warrant liability transferred to equity upon exercise	1,006,648	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.         Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc., a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”):

●	Aemetis Americas, Inc., a Nevada corporation and its subsidiary AE Biofuels, Inc., a Delaware corporation;

●	Biofuels Marketing, Inc., a Delaware corporation;

●	Aemetis International, Inc., a Nevada corporation and its subsidiary International Biofuels, Ltd., a Mauritius corporation and its subsidiary Universal Biofuels Private, Ltd., an India company;

●	Aemetis Technologies, Inc., a Delaware corporation;

●	Aemetis Biochemicals, Inc., a Nevada corporation;

●	Aemetis Biofuels, Inc., a Delaware corporation and its subsidiary Energy Enzymes, Inc., a Delaware corporation;

●	AE Advanced Fuels, Inc., a Delaware corporation and its subsidiaries Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and Aemetis Facility Keyes, Inc., a Delaware corporation; and,

●	Aemetis Advanced Fuels, Inc., a Nevada corporation.

Aemetis, Inc. is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.  We own and operate a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil and a plant in Keyes, California where we manufacture and produce ethanol, wet distillers’ grain (WDG) and corn oil. In addition, we are continuing to research the viability of commercializing our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of June 30, 2013 and 2012, the consolidated condensed statements of operations for the three and six months ended June 30, 2013 and 2012, and the consolidated condensed statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited. The consolidated condensed balance sheet as of December 31, 2012 was derived from the 2012 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2012 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2013 and 2012 have been prepared on the same basis as the audited consolidated statements as of December 31, 2012 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Revenue recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. The Company records revenues based upon the gross amounts billed to its customers.  Revenue from nonmonetary transactions is recognized at the fair value of goods received.

Cost of Goods Sold. Cost of goods sold include those costs directly associated with the production of revenues, such as raw material, factory overhead and other direct production costs.  During periods of idle plant capacity, costs otherwise charged to cost of goods sold are reclassified to selling, general and administrative expense.

Shipping and Handling Costs. Shipping and handling costs are classified as a component of cost of goods sold in the accompanying consolidated statements of operations.

Reclassifications. Certain prior quarter amounts were reclassified to conform to current period presentation. These reclassifications had no impact on previously reported net loss or accumulated deficit.

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

Accounts Receivable.  The Company sells ethanol, wet distillers grains, corn syrup and corn oil through third-party marketing arrangements generally without requiring collateral.  The Company sells biodiesel, glycerin and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer.  Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of the allowance for doubtful accounts.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company intangible assets such as goodwill have indefinite lives and as a result need to be evaluated at least annually, or more frequently, if impairment indicators arise. In the Company’s review, we determine the fair value of the reporting unit using market indicators and discounted cash flow modeling. The Company compares the fair value to the net book value of the reporting unit. An impairment loss is recognized when the fair value is less than the related net book value, and an impairment expense is recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of the Company’s customers. No indicators arose during the June 2013 quarter warranting reevaluation.

Basic and Diluted Net Loss per Share.  Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net losses for the six and three months ended June 30, 2013 and 2012, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012

Series B preferred	3,077,725	3,097,725
Series B warrants	–	6,125
Common stock options and warrants	12,583,291	9,134,016
Convertible interest & fees on related party note	–	623,771
Convertible promissory note	182,611	174,311
Total number of potentially dilutive shares excluded from the basic and diluted net loss per share calculation	15,843,627	13,035,948

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

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock, warrant liability and debt. The carrying amount of debt obligations, including discount issuance costs, held by our senior lender, subordinated debt and by seller note payable, at June 30, 2013 amounted to an aggregate of approximately $78,963,000 in outstanding obligations. There debts were determined to have an estimated fair value of $72,990,000 based on interest rates for comparable debt.  The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value.  It was not practicable to determine the fair market value of the Company’s remaining debt obligations due to the lack of availability of comparable credit facilities and the related party nature of the financial arrangements.  The warrant liability fair value was estimated using the Black-Scholes valuation pricing model at the end of each reporting period.

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

Warrant liability: The Company adopted guidance related to distinguishing liabilities from equity for certain warrants which contain a conditional obligation to repurchase feature. The Company estimates the fair value of future liability on warrants using the Black-Scholes pricing model. Assumptions within the pricing model include: 1) the risk-free interest rate, which comes from the U.S. Treasury yield curve for periods within the contractual life of the warrant; 2) the expected life of the warrants is assumed to be the contractual life of the warrants, and, 3) the volatility is estimated based on an average of the historical volatilities.

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

Debt Modification Accounting. The Company evaluates amendments to its debt in accordance with ASC 540-50 Debt – Modification and Extinguishments for modification and extinguishment accounting.  This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances where the net present value of future cash flows changes more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.         Inventory

Inventory consists of the following:

	June 30, 2013	December 31, 2012
Raw materials	$1,631,343	$2,077,779
Work-in-progress	2,012,925	1,672,957
Finished goods	617,048	805,044
Total inventory	$4,261,316	$4,555,780

As of June 30, 2013 and December 31, 2012, the Company recognized a lower of cost or market reserve of $64,922 and $104,894, respectively, related to inventory.

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2013	December 31, 2012
Land	$2,787,062	$2,837,780
Plant and buildings	82,477,629	83,004,928
Furniture and fixtures	375,012	376,333
Machinery and equipment	2,229,554	2,615,140
Construction in progress	29,263	82,627
Total gross property, plant & equipment	87,898,520	88,916,808
Less accumulated depreciation	(7,158,350)	(5,023,336)
Total net property, plant & equipment	$80,740,170	$83,893,472

For the three months ended June 30, 2013 and June 30, 2012, the Company recorded depreciation expense of $1,153,167 and $419,549, respectively. For the six months ended June 30, 2013 and June 30, 2012, the Company recorded depreciation expense of $2,318,422 and $764,466, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no need to impair the long-lived assets as of June 30, 2013.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Intangible Assets and Goodwill

Intangible assets and goodwill consist of $1,025,960 in patents, $630,000 in in-process research and development and $967,994 in goodwill. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles are tested annually in December for impairment at the Aemetis Technologies, Inc. reporting unit level.  During the December 2012 testing period no impairment resulted from the analysis. During the three and six months ended June 30, 2013, the Company recognized amortization expense of $20,055 and $144,041 related to patents.

Future patent amortization for the next five years consists of the following:

For the twelve months ending June 30,	Amortization
2014	$80,222
2015	96,104
2016	111,986
2017	111,986
2018	111,986
Thereafter	513,676
Total	$1,025,960

5.         Notes Payable

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	June 30, 2013	December 31, 2012
Third Eye Capital term note	$7,600,638	$6,679,466
Third Eye Capital revolving credit facility	33,033,679	23,378,535
Third Eye Capital revenue participation term note	8,916,603	7,406,224
Third Eye Capital acquisition term note	17,118,630	14,768,846
Cilion shareholder Seller note payable	4,439,720	4,011,430
State Bank of India secured term loan	5,683,159	5,756,752
Revolving line of credit (related party)	–	1,540,074
Subordinated notes	4,749,494	3,338,114
EB-5 long term promissory notes	1,021,740	1,006,863
Unsecured working capital loans and short-term notes	1,125,853	2,159,291
Total debt	83,689,516	70,045,595
Less current portion of debt	11,962,099	34,523,591
Total long term debt	$71,727,417	$35,522,004

Third Eye Capital.  On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc., entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital. Third Eye Capital extended credit in the form of (i) senior secured revolving loans in an aggregate principal amount of $18,000,000 (“Revolving Credit Facility”); (ii) senior secured term loans in the principal amount of $10,000,000 to convert the Revenue Participation agreement to a Note(“Revenue Participation Term Notes”); and (iii) senior secured term loans in an aggregate principal amount of $15,000,000 (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained enough equity ownership in the Company to be considered a related party.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 18, 2012, Third Eye Capital agreed to (i) extend the maturity date of the Term Notes to July 6, 2014; (ii) to increase the amount of the Revolving Loan Facility by $6,000,000, to a total of $24,000,000; (iii) modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving notes; (iv) grant waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agree to defer interest payments until the earlier of certain events described in the Limited Waiver or February 1, 2013. As consideration for Amendment No. 1, the Company agreed to pay Third Eye Capital: (i) a waiver fee in the amount of $4,000,000; and (ii) cash in the amount of $28,377 for certain unreimbursed costs. The $6,000,000increase in the Revolving Credit Facility may not be drawn upon due to the additional credit being set aside for fee payments. An immediate $1,000,000 draw from the Revolving Credit Facility paid the first installment of the $4,000,000 waiver fee with the remaining payments due on January 1, 2013, April 1, 2013 and July 1, 2013.  Payment of the fees for Amendment No. 1 may be capitalized into the outstanding balance on the Revolving Credit Facility.

On February 27, 2013, Third Eye Capital provided financing in the amount of $3,100,000 for which the Company agreed and entered into Amendment No. 2 to: (i) provide a Notional Paydown by pledging addition collateral on the Revolving Portion of the Revolving Notes in the amount of $3,100,000, such Notional Paydown was replaced in the Limited Waiver and Amendment No. 3 with an increase in the Revolver Note and the collateral substitution of a pledge of 6,231,159 shares of stock held by McAfee Capital LLC (ii) grant waivers to the Borrowers’ obligation to pay or comply, including financial and production covenants for the quarter ended March 31 and June 30, 2013; (iii) extend the date of the next interest payment until the earlier of certain events described in the Limited Waiver or May 1, 2013, and (iv) allow the Borrowers to pay the Partial Amendment Fee of $1,000,000 required by Amendment No 1 and due January 1, 2013 as 1,481,481 shares of the Company’s common stock. As consideration for the amendment, the Company agreed to: (i) pay a waiver fee comprised of $1,500,000 and (ii) issue 750,000 common shares of the Company with a fair value of $414,712 at time of issuance. In addition, the interest rate on all outstanding indebtedness with Third Eye Capital increased 5% until certain conditions are met.

On April 15, 2013, Third Eye Capital provided waivers for which the Company agreed and entered into Amendment No. 3 for the following covenants of the Company in their entirety: (i) obligation to obtain an NASDAQ listing by April 1, 2013; (ii) obligation to cause the Chairman to enter into certain agreements; and (iii) obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification.  In addition, Third Eye Capital agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision to require 50% of the net proceeds of any equity offering in excess of $1,500,000 to repay Amendment No.2 advance and 100% of the net proceeds of any equity offering in excess of $7,000,000 to repay Amendment No. 3, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 advance of $3,100,000 and the waiver fee of $1,500,000.  As consideration for Amendment No. 3, the Company agreed to: (i) pay a waiver fee of $500,000 (which is added to the outstanding principal balance of the Revolving Notes, and (ii) require McAfee Capital, LLC to pledge and deliver an additional 6,231,159 Common Shares of the Company to Third Eye Capital. The $3,100,000 advance provided by Amendment No. 2, together with all accumulated interest, shall be repaid in full no later than September 30, 2013.

On April 19, 2013, Third Eye Capital provided additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility. As consideration for the Amendment No. 4 financing, the Company agreed to (i) pay Third Eye Capital a placement fee of $300,000 which shall be added to the promissory note and (ii) issue Third Eye Capital 1,000,000 shares of common stock of the Company. Eric A. McAfee, the Company’s CEO and Chairman of the Board, further agreed to secure all loans by Third Eye Capital with a blanket lien on substantially all of his personal assets.

On July 26, 2013 with an effective date of June 30, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 5 to waive the following covenants of the Company in their entirety: (i) obligation to achieve the Milo Conversion by May 31, 2013; (ii) obligation to make principal-reduction payments on weekly and quarter-end basis for the months of May 2013 and June 2013, and all such future payments; (iii) failure to pay accrued interest of $1,369,630 since April 1, 2013; (iv) requirement to maintain trailing free cash flow covenants for fiscal quarters ending June 30, 2013, September 30, 2013 and December 31, 2013 and (v) obligation not to exceed the  amount of its debts in a given proportion of the value its Keyes Plant.  In addition, Third Eye Capital agreed to extend the maturity date of the revolving credit facility to July 6, 2014.  As well, the Company agreed to (i) make daily interest payments equal to 20% of daily cash deposits from its operations (ii) remit cash deposits from EB-5 Program subscriptions to be applied as principal-reduction payments (ii) use net proceeds of any equity offering of the capital stock to make principal reduction payments (iii) pay accrued interests by issuing additional notes (iv) maintain minimum quarterly production of ethanol at the Keyes Plant of 10 million gallons per fiscal quarter; and (v) modify the waterfall payment schedule to provide priority repayment of the advances (principal and interests) provided by Third Eye Capital in February 2013 and April 2013. As consideration, the Company agreed to pay Third Eye Capital: (i) a waiver fee of $750,000 in shares of common stock; (ii) an amendment fee of $3,000,000 payable in the form of additional notes; (iii) an extension fee of $2,200,000 with $1,500,000 to be added to the principal balance of the revolving credit facility on July 6, 2013, $400,000 of the fee payable in cash or stock on August 22, 2013 and $300,000 of the fee payable in cash or stock on September 30, 2013.

The terms of Amendment No. 5 were evaluated in accordance with ASC 470-50 Debt – Modification and Extinguishment and it was determined the loans were extinguished subsequent to period end. Accordingly, a loss on debt extinguishment of approximately $2,521,000 will also be recorded during the three months ended September 30, 2013 reflecting the timing of the signing of the definitive agreements.  See Note 14. Subsequent Events.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about each Third Eye Capital financing facility follows:

A.
Third Eye Capital Term Notes.  As of June 30, 2013 Aemetis Advanced Fuels Keyes had $7,600,638 in principal and interest outstanding.  The note matures on July 6, 2014.  Interest on the term notes accrues at 14%.  The notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures. On July 26, 2013, the Company received waivers for certain covenants by Amendment No. 5 waiving the requirement for minimum monthly base payments, interest payments and mandatory tiered redemption payments in favor of a daily cash flow sweep equal to 20% of cash deposits from operating activities.

B.
Third Eye Capital Revolving Credit Facility. On July 6, 2012 Aemetis Advanced Fuels Keyes entered into a Revolving Credit Facility with a commitment of $18,000,000. Through various amendments discussed above, the amount of the Revolving Loan Facility was increased to approximately $39,000,000. Interest on the credit facility accrues at the prime rate plus 13.75% (17% as of June 30, 2013) payable monthly in arrears. The Revolving Credit Facility matures on July 6, 2014. As of June 30, 2013 Aemetis Advanced Fuels Keyes had $33,033,679 in principal and interest outstanding on the credit facility, net of unamortized discounts of $177,008 with available credit set aside to pay Third Eye Capital.

C.
Third Eye Capital Revenue Participation Term Notes. The Revenue Participation Note bears interest at 5% per annum and matures on July 6, 2014. As of June 30, 2013 Aemetis Advanced Fuels Keyes had $8,916,603 in principal and interest outstanding net of unamortized discounts of $1,505,659.

D.
Third Eye Capital Acquisition Term Notes.  The Acquisition Term Note accrues interest at the prime rate plus 10.75% plus 5% (14% as of June 30, 2013) and matures on July 6, 2013. As of June 30, 2013 Aemetis Facility Keyes had $17,118,630 in principal and interest outstanding net of unamortized discounts of $1,061,882.

The Third Eye Capital notes are secured by first-lien deeds of trust on all real and personal property, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc. The Term Note, Acquisition Term Note, Revenue Participation Term Note and Revolving Credit Facility contain cross-collateral and cross-default provisions. McAfee Capital, solely owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by Company shares owned by the Guarantor. In addition, Eric McAfee provided a blank lien on substantially all of his personal assets, and a guarantee in the amount of $8,000,000 guaranty from McAfee Capital.

Cilion shareholder Seller note payable. The Company’s merger with Cilion on July 6, 2012 provided $5,000,000 in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes and Revolving Credit Facilities have been paid in full. As of June 30, 2013, Aemetis Facility Keyes had $4,439,720 in principal and interest outstanding, net of unamortized debt discount of $707,814.

State Bank of India secured term loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6,000,000.  The term loan matures in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

In July 2008 the Company drew approximately $4,600,000 against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $270,000, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of June 30, 2013, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.

The principal payments scheduled for June 2009 through June 2013 were not made. The term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On October 7, 2009, UBPL received a demand notice from the State Bank of India.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 Crores (approximately $3,600,000) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009.  As of June 30, 2013, UBPL was in default on interest and principal repayments, and all covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan, since the principal payments have been in default since June 2009.  As a result, the Company has classified the entire loan amount as current.  State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5,000,000 against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC.  In the case that the Company is unable to prevail with its legal case, DRT may pass a decree for recovery of due amount, which will impact operations of the Company, including the action to seize company property for recovery of debt due. As of June 30, 2013 and December 31, 2012, the State Bank of India loan had $3,292,410 and $3,573,025, respectively, in principal outstanding and accrued interest plus default interest of $2,390,749 and $2,188,693 and unamortized issuance discount of $0 and $4,966, respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving line of credit (related party).  The Company has a subordinated Revolving Line of Credit Agreement (“RLOC”) with Laird Cagan and other related party investors for up to $5,000,000 of principal borrowings. The Revolving Line of Credit carried an interest rate of 10% per annum.  On April 18, 2013, the Company issued 1,826,547 shares of common stock and transferred an existing deposit held by Aemetis Advanced Fuels Keyes, Inc. in the amount of $170,000, as payment for $991,946 of interest and fees outstanding under the Credit Agreement and issued new term notes to two non-related parties in the amount of $560,612 for payment of the remaining principal, interest and fees.

During the three and six months ended June 30, 2013, Mr. Cagan’s investment group received no cash principal or interest payments. During the three months and six months ended June 30, 2012, Mr. Cagan’s investment group received $0 and $93,163, respectively, in cash interest payments. As of June 30, 2013 and December 31, 2012 the RLOC had a principal, interest and fees balance of $0 and $1,540,074, respectively. As of the publication of this report, no amounts remained available for future draw on the Revolving Loan Facility.

Subordinated Notes. On January 6 and January 9, 2012, Aemetis Advanced Fuels Keyes, Inc. entered into $3,000,000 in Note and Warrant Purchase Agreements with 5% annual interest rate with two accredited investors. An additional $600,000 and $800,000 in Notes were added to one of the existing accredited investor’s balance in May and December 2012, respectively. This same accredited investor received payments of $600,000 in principal and $3,288 in interest in July 2012. The Notes included 5-year warrants exercisable for 1,733,333 shares of Aemetis common stock. Interest is due at maturity. The Promissory Notes are guaranteed by Aemetis and are due and payable upon the earlier of (i) December 31, 2013; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25,000,000; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full, except for a few exceptions where subordinated note investors will receive funds from EB-5 investments or sale of equipment.

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

On January 10, 2013 the subordinated note investors agreed to Amendment No. 1 to the 5% subordinated $3,000,000 promissory notes originally dated January 6 and January 9, 2012, which allowed for i) extending the maturity date to July 1, 2014, ii) increasing the interest rate to 10% per annum, iii) paying a 10% fee on the outstanding principal and interest as of December 31, 2012 and adding the 10% fee to the principal amount of the note, and, iv) receiving 1,000,000 warrants exercisable at a price of $0.001 per share.  The amendment of January 10, 2013 and the refinancing of December 21, 2012 were evaluated in accordance with ASC 470-50 Debt – Modification and Extinguishment and it was determined the loans were extinguished during the period and accordingly a loss on debt extinguishment of $956,480 was recorded.

On January 14, 2013, Laird Cagan, a related party, loaned $106,201 through a Promissory note maturing on April 30, 2013 with a 5 percent annualized interest rate and the right to exercise 53,101 warrants exercisable at $0.001 per share.

On January 24, 2013 an additional $300,000 in Promissory Notes were issued to an existing subordinated note investor with 150,000 warrants at $0.001 per share and 5 percent annual interest rate due April 30, 2013 (later extended to December 31, 2013 on May 23, 2013) with conditions for repayment of (i) the completion of an equity or debt private placement by the Company or Aemetis in an amount of not less than $25,000,000; (ii) the completion of a Initial Public Offering by the Company; and, (iii) the Company shall repay principal amount under the Note upon receipt of proceeds from the EB-5 investor program and from proceeds from California Energy Commission grants.

On May 23, 2013 Aemetis Advanced Fuels Keyes refinanced three existing subordinated promissory notes from the same accredited investor, which included: (i) the $500,000 December 28, 2012 5% Note; (ii) the $100,000 January 19, 2013 5% Note; and (iii) the $300,000 January 24, 2013 5% Note with a new annual interest rate of 10% and a new maturity date December 31, 2013. A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 300,000 in common stock warrants were granted with a term of five years and an exercise price of $0.001 per share. We evaluated these May 23, 2013 amendments and the refinancing terms of the three Notes and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loans were extinguished and as a result a loss on debt extinguishment of $231,191 was recorded.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2013 and December 31, 2012, the Company owed, in aggregate, subordinated notes in the amount of $4,177,670 and $3,338,114 in principal and interest outstanding, net of unamortized issuance and fair value discounts of $488,431 and $612,365, respectively.

EB-5 long-term promissory notes.  EB-5 is a US government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers.

On March 4, 2011, and amended January 19, 2012, and July 24, 2012, the Company entered into a Note Purchase Agreement with Advanced BioEnergy, LP, a California limited Partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes bearing interest at 3%, each note in the principal amount of $500,000 due and payable four years from the date of the note for a total aggregate principal amount of up to $36,000,000.  The notes are convertible after three years at a conversion price of $3.00 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $500,000. The Company sold notes in the amount of $1,000,000 to the first two investors during the fourth quarter of 2012. As of June 30, 2013 $21,740 in accrued interest remained outstanding on the notes. The availability of the remaining $35,000,000 will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

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

During the three and six months ended June 30, 2013, the Company made principal payments to Secunderabad of approximately $1,794,702 and $2,785,708, respectively, under the agreement and interest payments of approximately $36,642 and $128,814, respectively, for working capital funding.  During the three and six months ended June 30, 2012, the Company made principal payments to Secunderabad of approximately $1,201,964 and $2,131,703, respectively, under the agreement and interest payments of $34,686 and $116,150 respectively, for working capital funding.   At June 30, 2013 and December 31, 2012 the Company had $658,272 and $842,368 outstanding under this agreement, respectively, and included as current short-term borrowings on the balance sheet.

Short-term notes.  Aemetis Technologies, formerly Zymetis, Inc., carries certain debt obligations associated with a series of grants issued by the Maryland Department of Business and Economic Development to Zymetis prior to the merger.  These grants were converted to promissory notes with interest upon the achievement of certain objectives.

Scheduled debt repayments for loan obligations follow:

For the twelve months ending June 30,	Debt Repayments
2014	$12,050,875
2015	71,410,161
2016	3,000,000
2017	1,169,274
Total debt	87,630,310
Discounts	(3,940,794)
Total debt, net of discounts	$83,689,516

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.         Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of June 30, 2013 are as follows:

For the twelve months ended June 30	Future Rent Payments
2014	$275,044
2015	330,259
Total	$605,302

For the three and six months ended June 30, 2013, the Company recognized lease and rent expense of $103,533 and $211,706, respectively, under existing operating leases. For the three and six months ended June 30, 2012, the Company recognized lease and rent expense of $852,431 and $1,667,483, respectively.

7.         Outstanding Warrants

During the three and six months ended June 30, 2013, the Company issued 2,415,338 and 3,668,439 common stock warrants, which have the potential to enhance returns for accredited investors who entered into additional Notes, Warrant Purchase Agreements and equity offering agreements. The accredited investors received 2 to 10 year warrants exercisable between $0.01 and $0.50 per share in the equity offering agreements as part of debt or fees payment agreements.

For the three and six months ended June 30, 2013, Equity and Note investors exercised 1,184,171 and 2,632,781 warrant shares at the weighted average exercise price of $0.03 and $0.01, respectively, per share.

A summary of warrant activity for the three and six months ended June 30, 2013 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2012	1,806,923	$0.27	2.67
Expired	(1,390)	0.001
Granted	1,253,101	0.001
Exercised	(1,448,610)	0.001
Outstanding March 31, 2013	1,610,024	$0.30	2.14
Expired	(285,234)	1.20
Granted	2,415,338	0.26
Exercised	(1,184,171)	0.03
Outstanding June 30, 2013	2,555,957	$0.29	5.57

8. Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at the date of issue during the six months ended June 30, 2013:

Expected dividend yield	0%
Risk-free interest rate	0. 26% - 1.82%
Expected volatility	74.40% - 89.37%
Expected Life (years)	2.00 - 10.00
Exercise price	$0.001 - $0.50
Company stock price	$0.37 - $0.50

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Fair Value Measurements

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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Warrant liability	$68,801	$-	$-	$68,801

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three and six months ended June 30, 2013:

Balance as of December 31, 2012	267,950
Issuance of warrant liabilities	995,418
Exercise of warrant liabilities	(1,006,648)
Realized and unrealized gain relate to change in fair value	(162,442)
Balance as of March 31, 2013	94,278
Issuances of warrant liabilities	-
Exercise of warrant liabilities	-
Realized and unrealized loss related to change in fair value	(25,477)
Balance as of June 30, 2013	68,801

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 10,600,434 shares under its 2006 and 2007 Plans, which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting.

The following is a summary of options granted under the employee stock plans:

Six Months Ended	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2012	1,613,050	7,524,834	$0.59
Authorized	1,000,000	—	—
Granted	(2,145,000)	2,145,000	0.65
Exercised	—	(153,846)	0.45
Forfeited/expired	466,154	(466,154)	1.29
Balance as of June 30, 2013	934,204	9,049,834	$0.57

For the three months ended June 30, 2013 and 2012 the Company recorded option expenses in the amount of $123,748 and 27,148, respectively. Included in the three months ended June 30, 2013 and 2012 option expenses were $1,991 and $7,803, respectively, of outstanding consultant options subject to periodic fair value re-measurement under ASC 505-50-30 Equity Based Payments to Non Employees.

For the six months ended June 30, 2013 and 2012 the Company recorded options expenses in the amount of $243,806 and 65,102, respectively. Included in the six months ended June 30, 2013 and 2012 option expenses were $8,578 and $22,980, respectively, of outstanding consultant options subject to periodic fair value measurement.

The valuation using the Black-Scholes valuation pricing model is based upon the current market value of the Company’s common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in ASC 505-50-30.

Valuation and Expense Information. The weighted-average fair value calculations for consultant options are based on the following weighted average assumptions:

	Three and Six months ended June 30
	2013	2012
Dividend-yield	0%	0%
Risk-free interest rate	0.18- 0.42%	1.22-3.66%
Expected volatility	74.83-142.90%	58.88-120.90%
Expected life (years)	0.5-3.0	0.2-4.0
Weighted average fair value per share of common stock	$0.08 - 0.32	$0.56

As of June 30, 2013 and 2012, the Company had $15,283 and $62,109 respectively, of total unrecognized compensation expenses that the Company will amortize over the remaining term of the option agreements.

Non-Plan Stock Options

In November 2012 the Company issued 977,500 stock options to board members and consultants outside of any Company stock option plan. All of the non-plan options remain outstanding.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.         Agreements

Working Capital Arrangement. In May 2013 we extended the annual Grain Procurement and Working Capital Agreement with J.D. Heiskell that has been in place since March 2011.  Pursuant to the agreement we agreed to procure whole yellow corn and grain sorghum (also called “milo”) from J.D. Heiskell. We have the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from Heiskell. Title and risk of loss of the corn passes to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2013 and is automatically renewed for additional one-year terms. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company and all WDG and syrup to A.L. Gilbert. These agreements are ordinary purchase and sale agency agreements for an ethanol plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Grain Procurement and Working Capital Agreements during the three and six months ending June 30, 2013 and June 30, 2012 follow:

	6 months ending June 30, 2013	6 months ending June 30, 2012	3 months ending June 30, 2013	3 months ending June 30, 2012
Ethanol sales	$32,739,882	63,117,908	$27,242,694	31,064,699
Wet distiller's grains sales	8,005,737	15,941,056	6,321,953	8,109,315
Corn oil sales	630,227	166,509	455,184	166,509
Corn purchases	31,519,323	74,431,277	26,145,005	37,646,472
Milo purchases	4,648,364	-	4,648,364	-
Accounts receivable	1,578,206	890,716	1,578,206	890,716
Accounts payable	2,096,112	3,097,956	2,096,112	3,097,956

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A. L Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements mature on August 31, 2013 with automatic one-year renewals thereafter.  For the three months ended June 30, 2013 and 2012, the Company expensed marketing costs of $509,124 and $578,190, respectively, under the terms of both ethanol and wet distillers grains agreements. For the six months ended June 30, 2013 and 2012, the Company expensed marketing costs of $633,123 and $1,120,655, respectively.

12.         Segment Information

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

Summarized financial information by reportable segment for the three and six months ended June 30, 2013 and 2012 follow:

	For the six	For the six	For the three	For the three
	months ended	months ended	months ended	months ended
Statement of Operations Data	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
India	$23,062,075	$4,524,806	$11,520,882	$2,211,109
North America	43,710,648	83,950,836	35,831,627	42,068,757
Other	-	-	-	-
Total revenues	$66,772,723	$88,475,642	$47,352,509	$44,279,866

Cost of goods sold
India	$19,633,011	$4,834,372	$8,878,236	$2,426,783
North America	43,141,731	87,920,722	34,724,006	43,874,023
Other	-	-	-	-
Total cost of goods sold	$62,774,742	$92,755,094	$43,602,242	$46,300,806

Gross profit/(loss)
India	$3,429,064	$(309,566)	$2,642,646	$(215,674)
North America	568,917	(3,969,886)	1,107,621	(1,805,266)
Other	-	-	-	-
Total gross profit/(loss)	$3,997,981	$(4,279,452)	$3,750,267	$(2,020,940)

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

India. During the three months ended June 30, 2013, one customer accounted for approximately 75% of the consolidated India segment revenues.  During the three months ended June 30, 2012, one customer accounted for approximately 12% of the consolidated India segment revenues.

North America: During the three months ended June 30, 2013, Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 98% of the Company’s North America segment revenues for the three months ending June 30, 2013.

During the three months ended June 30, 2012, all of the Company’s revenues from ethanol and WDG were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 91% of the Company’s consolidated revenues for the three months ended June 30, 2012.

Total assets consist of the following:

	June 30, 2013	December 31, 2012
India	$15,673,103	$15,597,333
North America (United States)	80,868,783	81,274,826
Other	—	—
Total Assets	$96,541,886	$96,872,159

13.         Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, $1,065,749 and $1,247,419, respectively, for salary and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of June 30, 2013 and December 31, 2012.  For the three months ended June 30, 2013 and 2012, the Company expensed $18,012 and $15,222, respectively, to reimburse actual expenses incurred. For the six months ended June 30, 2013 and 2012, the Company expensed $28,089 and $29,150, respectively, to reimburse actual expenses incurred.

14.         Subsequent Events

Third Eye Capital Debt Agreement

On July 26, 2013 with an effective date of June 30, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 5 to waive the following covenants of the Company in their entirety: (i) obligation to achieve the Milo Conversion by May 31, 2013; (ii) obligation to make principal-reduction payments on weekly and quarter-end basis for the months of May 2013 and June 2013, and all such future payments; (iii) accrued interest of $1,369,630 since April 1, 2013; (iv) requirement to maintain trailing free cash flow covenants for fiscal quarters ending June 30, 2013, September 30, 2013 and December 31, 2013 and (v) obligation not to exceed the  amount of its debts in a given proportion of the value its Keyes Plant for the September 2013 semi-annual testing date.  In addition, Third Eye Capital agreed to extend the maturity date of the notes to July 6, 2014.

In addition, the Company agreed to (i) make daily interest payments equal to 20% of daily cash deposits from its operations (ii) remit cash deposits from Program subscriptions to be applied as principal-reduction payments (ii) use net proceeds of any equity offering of the capital stock to make principal reduction payments (iii) pay accrued interest by issuing additional notes (iv) maintain minimum quarterly production of ethanol at the Keyes Plant of 10 million gallons per fiscal quarter; and (v) modify the waterfall payment schedule to provide priority repayment of the advances (principal and interests) provided by Third Eye Capital in February 2013 and April 2013.

As consideration, the Company agreed to pay Third Eye Capital: (i) a waiver fee of $750,000 in shares of common stock; (ii) an amendment fee of $3,000,000 payable in the form of additional notes; (iii) an extension fee on July 6, 2013 of $1,500,000 payable in the form of additional notes; (iv) an extension fee on August 22, 2013 of $400,000 payable in cash or shares of common stock of the Company; and (v) an extension fee on September 30, 2013 of $300,000 payable in cash or shares of common stock of the Company. The Company will record a loss on extinguishment of approximately $2,521,000 during the three months ended September 30, 2013 as a result of this amendment.

Sale of Ethanol Plant Equipment Held for Sale

On July 18, 2013 we sold Ethanol plant equipment held for sale with an approximate carrying value of $540,000, resulting in a gain on sale of $116,532.

AEMETIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. The Company has been reliant on their senior secured lender to provide additional funding and most recently, the Company renegotiated terms with the senior lender allowing for debt service payments to be tied directly to the Keyes plant operations through July 2014.  Management’s plans for the Company include:

●	Operating the Keyes plant in the current positive margin environment;
●	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant;
●	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $35 million of additional EB-5 notes at 3% interest rate;
●	Restructuring the State Bank of India note to allow for additional working capital and reduce current financing costs;
●	Securing higher volumes of international shipments from the Kakinada, India biodiesel and refined glycerin facility; and
●	Continuing to expand in the India market as the subsidy on diesel is reduced to zero by June 2014.

Management believes that through the above mentioned actions it will be able to fund company operations for the foreseeable future. There can be no assurance that the existing credit facilities and cash from operations will be sufficient nor that we will be successful at maintaining adequate relationships with our senior lender or significant shareholders that will result in additional financings. Should the Company require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to the Company.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

We are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.. We own and operate a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil and a plant in Keyes, California where we manufacture and produce ethanol and wet distillers’ grain (WDG). In addition, we are continuing to research the viability of commercializing our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and refined palm oil in India.

Three Months Ended June 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$35,832	$42,069	$(6,237)
India	11,521	2,211	9,310
Total	$47,353	$44,280	$3,073

North America.  For the three months ended June 30, 2013, we generated 79% of revenue from sales of ethanol, 20% from sales of WDG, and 1% from sales of corn oil.  During the periods of production for the three months ended June 30, 2013 plant production averaged 88% of nameplate capacity.  The decrease in revenues between the three months ended June 30, 2012 and 2013 reflects the idling of the Keyes, CA plant between April 1, 2013 and April 22, 2013 compared to a full three months of operations during the quarter ended March 31 2012.

India.  The increase in revenues was primarily attributable to increased sales of biodiesel as a result of the development of a sales channel for biodiesel into the chemical markets and the shipments of large international orders.  For the three months ended June 30, 2013, we generated 64% of sales from methyl ester/biodiesel, 6% of sales from refined glycerin and 30% of sales from the sale and trade of other products compared to 31% from sales of methyl ester/biodiesel, 19% from sales of refined glycerin and 50% from the sale and trade of other products during the three months ended June 30, 2012.

Cost of Goods Sold

Three Months Ended June 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$34,724	$43,874	$(9,150)
India	8,878	2,427	6,451
Total	$43,602	$46,301	$(2,699)

North America.  We ground 136,018 tons of corn during the three months ended June 30, 2012 compared to 103,341 tons of corn during the three months ended June 30, 2013. Our cost of corn per ton increased by 4.5% between the three months ended June 30, 2013 and 2012. The decrease in costs of goods sold between the three months ended June 30, 2013 and 2012 reflects the idling of the Keyes, CA plant between April 1, 2013 and April 22, 2013 compared to a full three months of operations during the quarter ended March 31 2012.

India.  The increase in costs of goods sold was attributable to an increase in revenues from the sales of biodiesel and glycerin. For the three months ended June 30, 2013 and 2012, we processed 7,020 and 613 metric tons of biodiesel, respectively.  We produced 1,245 metric tons of refined glycerin during the three months ended June 30, 2013 compared to 424 metric tons in the same period in 2012.

Operating Expenses

R&D
Three Months Ended June 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$124	$149	$(25)
India	-	-	-
Total	$124	$149	$(25)

The decrease in R&D expenses in our North America segment for the three months ended June 30, 2013 compared to the three months ended March 31, 2012 reflects lower spending on the prosecution of patents.

SG&A
Three Months Ended June 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$2,909	$2,234	$675
India	1,075	178	897
Total	$3,984	$2,412	$1,572

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  The increase in SG&A expense was primarily attributable to reclassifying fixed costs from Cost of Goods Sold during the idle period of the Keyes ethanol plant of $677,000 offset partially by lower marketing fees of approximately $509,000 for the three months ended June 30, 2013 compared to approximately $578,000 during the three months ended June 30, 2012.

India.  Our single largest expense in SG&A comes from operational support fees paid to Secunderabad Oils Limited.   as part of an operating profit sharing arrangement.  For the three months ended June 30, 2013 and 2012, we incurred approximately $499,000 and $148,000, respectively in operational support fees and incurred salary and related expenses of approximately $90,000 and $60,000, respectively. Additionally, during the three months ended June 30, 2013 year- over-year spending increased due to commission and administrative support required to operate the refined glycerin and natural oil refining units.

Other Income/Expense

Other income (expense) consisted primarily of the following items:

●
Interest and amortization expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the judgment obtained by Cordillera Fund, L.P. The debt facilities include stock or warrants issued as fees. The payment of fees is amortized through amortization expense. We incurred interest and amortization expense of approximately $9.0 million for the three months ended June 30, 2013 ($0.3 million from India and $8.7 million from North America) compared to approximately $5.3 million for the three months ended June 30, 2012 ($0.8 million from India and $4.5 million from North America).

●	During the three months ended June 30, 2012 we sold our land holdings in Sutton, Nebraska at a gain of $236,830.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and refined palm oil in India.

Six Months Ended June 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$43,711	$83,951	$(40,240)
India	23,062	4,525	18,537
Total	$66,773	$88,476	$(21,703)

North America.  For the six months ended June 30, 2013, we generated 78% of revenue from sales of ethanol, 20% from sales of WDG, 1% from sales of corn oil and 1% from the sale of syrup.  During the six months ended June 30, 2013 plant production averaged 44% of nameplate capacity.  The decrease in revenues between the three months ended March 31, 2011 and 2012 reflects the idling of the Keyes, CA plant from January 21, 2013 through April 22, 2013 compared to a full quarter of operations during the six months ended June 30 2012.

India.  The increase in revenues was primarily attributable to increased sales of biodiesel as a result of the development of a sales channel for biodiesel into the chemical markets, increased sales of refined glycerin as a result of the completion of our glycerin refining unit, multiple large volume sales of biodiesel and increased sales of refined palm oil from the operation of the oil refining unit.  For the six months ended June 30, 2013, we generated 55% of sales from methyl ester/biodiesel, 7% of sales from refined glycerin, 15% of sales from refined palm oil, 8% of sales from the trade of crude palm oil and 15% of sales from the sale and trade of other products compared to 39% from the sales of methyl ester/biodiesel, 24% from the sales of refined glycerin and 37% from the sale and trade of other products during the six months ended June 30, 2012.

Cost of Goods Sold

Six Months Ended June 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$43,142	$87,920	$(44,778)
India	19,633	4,835	14,798
Total	$62,775	$92,755	$(29,980)

North America.  We ground 121,116 tons of corn during the six months ended June 30, 2013 compared to 269,523 tons of corn during the six months ended June 30, 2012. Our cost of corn per ton increased by 9.6% between the six months ended June 30, 2013 and 2012. The decrease in costs of goods sold between the six months ended June 30, 2013 and 2012 reflects the idling of the Keyes, CA plant from January 15, 2013 through April 22, 2013 compared to a full six months of operations during the six months ended June 30, 2012.

India.  The increase in costs of goods sold was attributable to an increase in revenues from the sales of biodiesel and glycerin. For the six months ended June 30, 2013 and 2012, we processed 16,820 and 1,267 metric tons of biodiesel, respectively.  We produced 3,753 metric tons of refined palm oil (RPO) and 2,008 metric tons of refined glycerin during the six months ended June 30, 2013 and had no production of RPO and produced 1,024 metric tons of refined glycerin during the same period in 2012.

Operating Expenses

R&D
Six Months Ended June 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$353	$342	$11
India	-	-	-
Total	$353	$342	$11

The R&D expenses in our North America segment for the six months ended June 30, 2013 compared to the six months ended March 31, 2012 were at similar levels.

SG&A
Six Months Ended June 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$6,559	$4,109	$2,450
India	1,640	266	1,374
Total	$8,199	$4,375	$3,824

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  The increase in SG&A expense was primarily attributable to reclassifying fixed costs from Cost of Goods Sold during the idle period of the Keyes ethanol plant of $2,547,000, increase in fees paid to our auditor of $377,000, offset partially by lower marketing fees of approximately $487,000 for the six months ended June 30, 2013 compared to June 30, 2012.

India.  Our single largest expense in SG&A comes from operational support fees paid to Secunderabad Oils Limited.   These fees are computed as a percentage of operating profits.  For the six months ended June 30, 2013 and 2012, we incurred approximately $668,000 and $161,000, respectively in operational support fees.  Additionally, during the six months ended June 30, 2013 and 2012 the Company incurred salary and related expenses of approximately $179,000 and $119,000, respectively. Additionally, during the six months ended June 30, 2013 year- over-year spending increased due to commission and administrative support required to operate the refined glycerin and natural oil refining units.

Other Income/Expense

Other income (expense) consisted primarily of the following items:

●
Interest and amortization expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the judgment obtained by Cordillera Fund, L.P. The debt facilities include stock or warrants issued as fees. The payment of fees is amortized through amortization expense. We incurred interest and amortization expense of approximately $13.9 million for the six months ended June 30, 2013 ($0.7 million from India and $13.2 million from North America) compared to approximately $9.3 million for the six months ended June 30, 2012 ($1.6 million from India and $7.7 million from North America).

●	During the six months ended June 30, 2012 we sold our land holdings in Sutton, Nebraska at a gain of $236,830.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $125,102 at June 30, 2013, of which $96,532 was held in our North American entities and $28,570 was held in our Indian subsidiary. Our current ratio at June 30, 2013 was 0.28 compared to a current ratio of 0.12 at December 31, 2012. We expect that our future available capital resources will consist primarily of our remaining cash balances, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, cash generated from operations, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$125,102	$290,603
Current assets (including cash, cash equivalents, and deposits)	10,106,870	6,845,449
Current liabilities (including short term debt)	35,288,710	57,835,203
Short and long term debt	83,689,516	70,045,595

The Company has experienced losses and continued to have negative cash flow through the fiscal year ending December 31, 2012 and, as of June 30, 2013, has negative working capital of $25,181,840. We are actively pursuing additional working capital through both debt and equity offerings in order to have funds to execute on our business strategy in India and in the United States. Funds available at June 30, 2013 are sufficient to cover less than one month of our domestic and international operating costs.

We require a continued improvement in cash from ongoing operations to fund our operating expenses, future capital requirements, general and administrative expenses, and debt interest and principal payments. Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Secunderabad Oil, Limited, who is currently providing us with working capital for our Kakinada facility. If we are unable to maintain this strategic relationship, our business may be negatively affected. In addition, the ability of Secunderabad to continue to provide us with working capital depends in part on the financial strength of Secunderabad and its banking relationships. If Secunderabad is unable or unwilling to continue to provide us with working capital, our business may be negatively affected. Our ability to enter into commercial arrangements with feedstock suppliers in California depends on maintaining our operations agreement with J.D. Heiskell, who is currently providing us with working capital for our California ethanol plant. If we are unable to maintain this strategic relationship, our business may be negatively affected. In addition, the ability of J.D. Heiskell to continue to provide us with working capital depends in part on the financial strength of J.D. Heiskell and its banking relationships. If J.D. Heiskell is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.

With regards to our senior secured notes held by Third Eye Capital on April 15, 2013, we entered into Amendment No. 3 to waive the following covenants of the Company in their entirety: (i) obligation to obtain an NASDAQ listing by April 1, 2013; (ii) obligation to cause the Chairman to enter into certain agreements; and (iii) obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification.  In addition, Third Eye Capital agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision to require 50% of the net proceeds of any equity offering in excess of $1,500,000 to repay Amendment No.2 advance and 100% of the net proceeds of any equity offering in excess of $7,000,000 to repay Amendment No. 3, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 advance of $3,100,000 advance and the waiver fee of $1,500,000.  As consideration for Amendment No. 3, the Company agreed to: (i) pay a waiver fee of $500,000 (which is added to the outstanding principal balance of the Revolving Notes, and (ii) require McAfee Capital, LLC to pledge and deliver an additional 6,231,159 Common Shares of the Company to Third Eye Capital. The $3.1 million advance provided by Amendment No. 2, together with all accumulated interest, shall be repaid in full no later than September 30, 2013.

On April 19, 2013, Third Eye Capital provided additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility. As consideration for the Amendment No. 4 financing, the Company agreed to (i) pay Third Eye Capital a placement fee of $300,000 which shall be added to the promissory note and (ii) issue Third Eye Capital 1,000,000 shares of common stock of the Company. Eric A. McAfee, the Company’s CEO and Chairman of the Board, further agreed to secure all loans by Third Eye Capital with a blanket lien on substantially all of his personal assets..

On July 26, 2013 with an effective date of June 30, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 5 to waive the following covenants of the Company in their entirety: (i) obligation to achieve the Milo Conversion by May 31, 2013; (ii) obligation to make principal-reduction payments on weekly and quarter-end basis for the months of May 2013 and June 2013, and all such future payments; (iii) accrued interest of $1,369,630 since April 1, 2013; (iv) requirement to maintain trailing free cash flow covenants for fiscal quarters ending June 30, 2013, September 30, 2013 and December 31, 2013 and (v) obligation not to exceed the  amount of its debts in a given proportion of the value its Keyes Plant.  In addition, Third Eye Capital agreed to extend the maturity date of the revolving credit facility to July 6, 2014.  In addition, the Company agreed to (i) make daily interest payments equal to 20% of daily cash deposits from its operations (ii) remit cash deposits from Program subscriptions to be applied as principal-reduction payments (ii) use net proceeds of any equity offering of the capital stock to make principal reduction payments (iii) pay accrued interest by issuing additional notes (iv) maintain minimum quarterly production of ethanol at the Keyes Plant of 10 million gallons per fiscal quarter; and (v) modify the waterfall payment schedule to provide priority repayment of the advances (principal and interests) provided by Third Eye Capital in February 2013 and April 2013. As consideration, the Company agreed to pay Third Eye Capital: (i) a waiver fee of $750,000 in shares of common stock; (ii) an amendment fee of $3,000,000 payable in the form of additional notes; (iii) an extension fee on July 6, 2013 of $1,500,000 payable in the form of additional notes; (iv) an extension fee on August 22, 2013 of $400,000 payable in cash or shares of common stock of the Company; and (v) an extension fee on September 30, 2013 of $300,000 payable in cash or shares of common stock of the Company.

At June 30, 2013, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital financing arrangements equaled $66,669,550. We plan to pay the notes through operational cash flow, a debt refinancing or equity funding.

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

Change in Working Capital and Cash Flows

During the six months ended June 30, 2013, current and long term debt increased primarily due to (i) accrued interest net of payments of $3.3 million associated with existing and amended agreements with our senior lender, (ii) additional borrowings of $4.8 million received from our senior lender and (iii) additional borrowings of $0.4 million from subordinated lenders.  The increase in current and long term debt was offset by decreases due to:  (i) payment of principal by issuance of common stock, and (ii) repayment of working capital loans from inventory sales.  Additionally, Amendment No. 5 allowed for the reclassification of the senior secured Third Eye Capital notes from short term to long term due to the waivers on the notes covenants and the extension of the maturity date of these notes.  Current assets increased primarily due to a $3.3 million increases in accounts receivable due principally to the June 30, 2013 quarter end falling on a weekend, resulting in several days of accounts receivable with J.D. Heiskell being settled on Monday, July 1, 2013.

During the six months ended June 30, 2013, the change in the cash used in operating activities of $0.8 million resulted primarily from (i) consolidated net loss increase of $1.3 million, (ii) non-cash adjustments to net loss increase of $9.6 million from $3.8 million in amortization of debt issuances and patents, $1.6 million in depreciation, $3.0 in million impairment of debt issuance costs and $1.2 in million in loss on extinguishment of debt, (iii) accounts receivable decrease of $3.3 million, (iv) accounts payable decrease of $2.7 million, (v) accrued interest decrease of $0.6 million, and (vi) other liabilities decrease of $1.1 million.

Cash used in investing activities of $0.3 resulted primarily from the sale of Ethanol plant equipment held for sale.

During the six months ended June 30, 2013 cash provided by financing activities of $5.3 million resulted primarily from: (i) proceeds from secured debt facilities of $4.8 million, (ii) proceeds from unsecured and sub-debt term notes and working capital lines of credit of $2.4 million, offset by $3.0 million in payments, and (iii) proceeds from the issuance of common stock of $1.2 million, reduced by $0.2 million in placement fees.

Available Credit Facilities

On July 6, 2012, we entered into a new revolving credit facility in the aggregate amount of up to $18.0 million. The credit facility expires on July 5, 2014 as a result of Amendment No. 5 of the Third Eye Capital agreement. The revolving credit facility may be extended for up to two additional periods of one year upon certain conditions, including the payment of a renewal fee. Interest accrues at a fluctuating rate of interest determined by reference to the Prime Rate and the amount outstanding. We are also required to pay customary fees and expenses associated with the credit facility.

Amendment No. 5 changed previous covenant requirements to (i) pay 20 percent of daily cash deposits and  (ii) 100 percent of cash deposits from CEC grants and EB-5 note subscriptions, (iii) minimum quarterly ethanol production of not less than 10 million gallons per quarter, and (iv) limit purchases of capital expenditures to not more than $100,000 per quarter. In addition, we are prohibited from incurring any additional indebtedness (other than specific intercompany indebtedness or specific subordinated indebtedness) absent the lender’s prior consent. Our obligations under the credit facility are secured by a first-priority security interest in all of its assets in favor of the lender.

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

On April 15, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 3 to waive the following covenants of the Borrower in their entirety:(i) Borrowers’ obligation to obtain an NASDAQ listing by April 1, 2013; (ii) Borrower’s obligation to cause the Chairman to enter into certain agreements; and (iii) the Company’s obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification.  In addition, the Administrative Agent agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision to require 50% of the net proceeds of any equity offering in excess of $1.5 million to repay Amendment No.2 advance and in the event of an equity offering of Capital Stock of at least $7,000,000 repay Amendment No. 3, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 $3.1 million advance and the $1.5 million waiver fee.   In consideration for the Limited Waiver and Amendment, the Company agreed to: (i) pay a waiver fee comprised of $500,000 (which is added to the outstanding principal balance of the Revolving Notes) and (ii) require McAfee Capital, LLC to pledge an additional 6,231,159 Common Shares of the Parent to Agent, together with the delivery of stock certificates for such shares and stock powers. The $3.1 million advance, together with all accumulated interest, shall be repaid in full by July 6, 2014, as a result of Amendment No. 5.

On April 19, 2013, Third Eye Capital arranged Amendment No. 4 providing additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility, subject to customary closing conditions.  In consideration for the Limited Waiver and Amendment No. 4, the Company agreed to (i) pay the Lender a placement fee of $300,000 and (ii) issue the Lender 1,000,000 shares of common stock of Aemetis, Inc.  The Limited Waiver and Amendment No. 4 is secured by a blanket lien on the assets of Eric A. McAfee, the Company’s CEO and Chairman of the Board.

On July 26, 2013, with an effective date of June 30, 2013, Third Eye Capital agreed to Amendment No. 5 providing waivers for defaults and changes to the payment arrangements for outstanding financing arrangements. In consideration for Amendment No. 5 waivers, the Company agreed to (i) pay the Lender a waiver fee of $750,000 payable in common stock of Aemetis, Inc. according to an agreed upon formula; (ii) pay an amendment fee to the Lender of $3,000,000 payable in the form of additional Revolving Credit Facility Notes; (iii) pay an extension fee on July 6, 2013 of $1,500,000 payable in the form of additional Revolving Credit Facility Notes; (iv) pay an extension fee on August 22, 2013 of $400,000 payable in cash or common stock of Aemetis, Inc. according to an agreed upon formula; and, (v) pay an extension fee on September 30, 2013 of $300,000 payable in cash or common stock of Aemetis, Inc. according to an agreed upon formula;. Amendment No. 5 has been secured by a blanket lien on the assets of Eric A. McAfee, the Company’s CEO and Chairman of the Board.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures were not effective due to a lack of adequate resources with sufficient GAAP knowledge, experience, and training.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting since our last filing through June 30, 2013, in response to the identified material weaknesses.

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

As part of our ongoing remedial efforts, we have, among other things:

●	reviewed our accounting and control organization personnel, and are currently searching for appropriately qualified accounting personnel to fill two key positions;

●	retained, until we are able to fill the open positions, a qualified consultant to help management prepare and review complex equity transactions, a risk identified area within our statements

●	increased our efforts to educate and supervise our existing staff on the application and importance of the internal control structure,

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

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.         Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K filed with SEC on April 16, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2013, the Company issued 1,826,547 shares of common stock and transferred an existing $170,00 deposit held as payment for $991,946 of interest and fees outstanding under a related party Credit Agreement and issued new term notes to two non-related parties in the amount of $560,612 for payment of the remaining principal, interest and fees.

On June 25, 2013 an investor converted 20,000 shares of Series B Preferred to common shares on a one for one basis.

As of June 30, 2013, equity investors purchased 2,390,000 shares of common stock of the Company at a purchase price of $0.50 per share. In connection with the equity offering, the equity investors and placement agents were issued 1,115,338 warrant shares exercisable at $0.50 per share to $0.01 per share.

As of June 30, 2013, equity investors converted 696,671 warrant shares to common stock at an exercise price of $0.01 per share.

As of June 30, 2013, senior note investors and subordinated note investors exercised 550,000 warrant shares at a cost of 62,500 shares, as part of the senior note holder cashless exercise, to converted 487,500 warrant shares to common stock at an exercise price of $0.12 to $0.001 per share.

As of June 30, 2013, the Company issued to consultants and service providers 742,857 shares of common stock at market price per share of $0.35 to $0.65 per share in exchange for services rendered or to be rendered.

As of June 30, 2013, note investors were issued 1,000,000 shares of common stock at a market price of $0.40 per share as payment for fees.

The issuance of these shares was made in reliance on Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission.

Item 3.    Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended June 30, 2013.

Item 4.     Mine Safety Disclosures.

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

Date: July 31, 2013