Form 10-Q
period 2013-09-30
AEMETIS, INC
filed 2013-11-05
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
or
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
Large accelerated filer    ☐    Accelerated filer    ☐     Non-accelerated filer   ☐  Smaller reporting company   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of shares outstanding of the registrant’s Common Stock on October 31, 2013 was 197,934,863 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2013

INDEX

PART I--FINANCIAL INFORMATION

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

PART I - FINANCIAL INFORMATION

  Item 1-    Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,113,434	$290,603
Accounts receivable, less allowance of $201,890, for both 2013 and 2012	1,944,068	1,360,606
Inventories	4,896,448	4,555,780
Prepaid expenses	448,458	264,243
Other current assets	329,744	374,217
Total current assets	8,732,152	6,845,449

Property, plant and equipment, net	79,417,433	83,893,472
Goodwill	967,994	967,994
Intangible assets, net of accumulated amortization of $164,095 and none, as of 2013 and 2012, respectively	1,635,905	1,800,000
Other assets	2,632,389	3,365,244
Total assets	$93,385,873	$96,872,159

Liabilities and stockholders' equity/(deficit)
Current liabilities:
Accounts payable	$11,461,062	$15,070,106
Current portion of long term secured notes, net of discounts	3,600,000	26,278,535
Current portion of subordinated notes, net of discounts	2,201,165	329,013
Secured notes, net of discounts	5,588,431	5,756,752
Working capital loans and short-term notes	2,002,277	2,159,291
Mandatorily redeemable Series B convertible preferred stock	2,513,849	2,437,649
Other current liabilities	6,721,157	5,803,857
Total current liabilities	34,087,941	57,835,203

Long term debt:
Secured notes, net of discounts	67,516,329	25,954,536
Related party line of credit	-	1,540,074
Subordinated notes, net of discounts	2,780,753	3,009,101
Seller note payable	4,654,482	4,011,430
EB-5 notes payable	1,029,301	1,006,863
Total long term debt	75,980,865	35,522,004

Stockholders' equity/(deficit):
Series B convertible preferred stock, $0.001 par value; 7,235,565 authorized; 3,021,060 and 3,097,725 shares issued and outstanding, respectively (aggregate liquidation preference of $9,063,180 and $9,293,175, respectively)	3,021	3,098
Common stock, $0.001 par value; 400,000,000 authorized; 196,824,704 and 180,281,094 shares issued and outstanding, respectively	196,825	180,281
Additional paid-in capital	83,613,956	75,457,760
Accumulated deficit	(97,503,538)	(69,808,294)
Accumulated other comprehensive (loss)	(2,993,197)	(2,317,893)
Total stockholders' equity/(deficit)	(16,682,933)	3,514,952

Total liabilities and stockholders' equity/(deficit)	$93,385,873	$96,872,159

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues	$56,687,910	$53,408,202	$123,460,633	$141,883,844

Cost of goods sold	53,652,334	55,670,850	116,427,076	148,425,944

Gross profit/(loss)	3,035,576	(2,262,648)	7,033,557	(6,542,100)

Research and development expenses	115,099	142,498	467,680	483,819
Selling, general and administrative expenses	3,878,786	2,551,415	12,077,876	6,926,751

Operating loss	(958,309)	(4,956,561)	(5,511,999)	(13,952,670)

Other income/(expense)
Interest expense
Interest rate expense	(2,912,537)	(1,441,708)	(8,351,789)	(6,687,929)
Amortization expense	(2,039,834)	(1,935,088)	(10,529,684)	(5,958,831)
Loss on debt extinguishment	(2,520,866)	(11,385,468)	(3,708,537)	(11,385,468)
Interest income	7,974	348	9,746	2,536
Gain on bargain purchase	-	40,332,333	-	40,332,333
Gain on sale of assets	107,759	-	281,693	236,830
Other income/(expense)	27,032	54,219	120,926	(27,139)

Income (loss) before income taxes	(8,288,781)	20,668,075	(27,689,644)	2,559,662

Income tax expense	-	-	(5,600)	(4,000)

Net income/(loss)	(8,288,781)	20,668,075	(27,695,244)	2,555,662

Other comprehensive income/(loss)
Foreign currency translation adjustment	(274,988)	336,285	(675,304)	109,308
Comprehensive income/(loss)	$(8,563,769)	$21,004,360	$(28,370,548)	$2,664,970

Net income/(loss) per common share
Basic	$(0.04)	$0.12	$(0.15)	$0.02
Diluted	(0.04)	0.12	(0.15)	0.02
Weighted average shares outstanding
Basic	193,901,845	168,583,985	188,633,748	144,405,805
Diluted	193,901,845	176,559,067	188,633,748	147,065,379

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2013	2012
Operating activities:
Net income/ (loss)	$(27,695,244)	$2,555,662
Adjustments to reconcile net income/(loss) to net cash used in
Operating activities:
Share-based compensation	1,584,864	485,323
Depreciation	3,471,282	1,976,031
Inventory provision	-	150,271
Amortization expense	10,529,684	5,958,831
Change in fair value of warrant liability	(197,128)	-
Loss on extinguishment of debt	3,708,537	11,385,468
Gain on sale or disposal of assets	(281,693)	(188,208)
Gain on acquisition bargain purchase	-	(40,332,333)
Changes in assets and liabilities:
Accounts receivable	(704,442)	2,607,319
Inventory	(674,574)	(167,115)
Prepaid expenses	148,647	179,584
Other current assets and other assets	(332,288)	189,619
Accounts payable	(3,230,690)	2,164,091
Accrued interest expense and fees, net of payments	8,493,926	941,767
Other liabilities	(906,709)	(384,941)
Net cash used in operating activities	(6,085,828)	(12,478,631)

Investing activities:
Capital expenditures	(428,833)	(1,289,881)
Proceeds from the sale of assets	1,174,575	1,121,830
Acquisition of Cilion	-	(16,500,000)
Net cash provided by/(used in) investing activities	745,742	(16,668,051)

Financing activities:
Proceeds from borrowings under secured debt facilities	4,800,000	35,447,865
Repayments of borrowings under secured debt facilities	-	(8,962,259)
Proceeds from borrowings under unsecured and subdebt term notes and working capital lines of credit	4,029,594	5,625,275
Repayments of borrowings under unsecured and subdebt notes and working capital facility	(3,616,063)	(3,216,448)
Issuance of Common stock through Equity offering and Warrant exercises	1,082,735	-
Net cash provided by financing activities	6,296,266	28,894,433

Effect of exchange rate changes on cash and cash equivalents	(133,349)	80,450
Net cash and cash equivalents increase (decrease) for period	822,831	(171,799)
Cash and cash equivalents at beginning of period	290,603	249,466
Cash and cash equivalents at end of period	$1,113,434	$77,667

Supplemental disclosures of cash flow information, cash paid:

Interest payments	$2,067,920	$2,090,096
Interest payments to related party	-	155,612
Income tax expense	5,600	3,200

Supplemental disclosures of cash flow information, non-cash transactions:

Issuance of warrants to subordinated debt holders	1,127,120	-
Payments of principal, fees and interest by issuance of stock	3,210,604	14,542,162
Issuance of shares to related party for repayment of line of credit	821,946	-
Issuance of warrants to non-employees to secure procurement and working capital agreement	335,617	-
Other asset transferred to related party	170,000	-
Warrant liability transferred to equity upon exercise	1,006,648	-
Issuance of shares for acquisition	-	15,600,000
Beneficial conversion discount on related party debt	-	289,658
Seller note payable at fair value	-	3,583,714

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

Aemetis, Inc. is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced bio refineries.  We own and operate a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil and a plant in Keyes, California where we manufacture and produce ethanol, wet distillers’ grain (WDG) and corn oil. In addition, we are continuing to research the viability of commercializing our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of September 30, 2013, the consolidated condensed statements of operations for the three and nine months ended September 30, 2013 and 2012, and the consolidated condensed statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. The consolidated condensed balance sheet as of December 31, 2012 was derived from the 2012 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2012 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2013 and 2012 have been prepared on the same basis as the audited consolidated statements as of December 31, 2012 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Accounts Receivable.  The Company sells ethanol, wet distiller grains, corn syrup and corn oil through third-party marketing arrangements generally without requiring collateral.  The Company sells biodiesel, glycerin and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer.  Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of the allowance for doubtful accounts.

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

Company intangible assets such as goodwill have indefinite lives and as a result need to be evaluated at least annually, or more frequently, if impairment indicators arise. In the Company’s review, we determine the fair value of the reporting unit using market indicators and discounted cash flow modeling. The Company compares the fair value to the net book value of the reporting unit. An impairment loss is recognized when the fair value is less than the related net book value, and an impairment expense is recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of the Company’s customers. No indicators arose during the September 2013 quarter warranting reevaluation.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Basic and Diluted Net Loss per Share.  Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net losses for the three and nine months ended September 30, 2013 and 2012, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012

Series B preferred	3,021,060	–
Series B warrants	–	3,008
Common stock options and warrants	15,308,058	1,776,067
Convertible interest & fees on related party note	–	1,029,973
Convertible promissory note	184,703	–
Total number of potentially dilutive shares excluded from the basic and diluted net loss per share calculation	18,513,821	2,809,048

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

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock, warrant liability and debt. The fair value of current financial instruments was estimated to approximate carrying value due to the short term nature of these instruments. The carrying amount of debt obligations, including discount issuance costs, held by our senior lender, subordinated debt and by seller note payable, at September 30, 2013 amounted to an aggregate of approximately $80,063,000 in outstanding obligations. The debts were determined to have an estimated fair value of $79,573,000 based on interest rates for comparable debt.  The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value.  It was not practicable to determine the fair market value of the Company’s remaining debt obligations due to the lack of availability of comparable credit facilities and the related party nature of the financial arrangements.  The warrant liability fair value was estimated using the Black-Scholes valuation pricing model at the end of each reporting period.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Share-Based Compensation. The Company recognizes share based compensation in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimate fair value of the Company’s share-based compensation awards at the time the awards are granted adjusted to reflect only those shares that are expected to vest. To estimate the discount for lack of marketability on restricted stock issued, the Company uses the Black-Scholes valuation pricing model, which assists in deriving the implied price of put options using the put-call parity principle.  The price of the put option divided by the market price quoted on the OTC markets exchange implies the discount for lack of marketability in valuing issued shares to consultants, debt holders, employees or affiliated investors.

Warrant liability: The Company adopted guidance related to distinguishing liabilities from equity for certain warrants which contain a conditional obligation to repurchase feature. The Company estimates the fair value of future liability on warrants using the Black-Scholes pricing model. Assumptions within the pricing model include: 1) the risk-free interest rate, which comes from the U.S. Treasury yield curve for periods within the contractual life of the warrant 2) the expected life of the warrants is assumed to be the contractual life of the warrants, and, 3) the volatility is estimated based on an average of the historical volatilities.

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

Debt Modification Accounting. The Company evaluates amendments to its debt in accordance with ASC 540-50 Debt – Modification and Extinguishments for modification and extinguishment accounting.  This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances where the net present value of future cash flows changes more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company. See Note 5 for discussion on debt extinguished during the current period.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
2.   Inventory

Inventory consists of the following:

	September 30, 2013	December 31, 2012
Raw materials	$1,100,405	$2,077,779
Work-in-progress	1,691,275	1,672,957
Finished goods	2,104,768	805,044
Total inventory	$4,896,448	$4,555,780

As of September 30, 2013 and December 31, 2012, the Company recognized a lower of cost or market reserve of $35,070 and $104,894, respectively, related to inventory.

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2013	December 31, 2012
Land	$2,757,375	$2,837,780
Plant and buildings	81,893,252	83,004,928
Furniture and fixtures	375,546	376,333
Machinery and equipment	2,556,803	2,615,140
Construction in progress	29,263	82,627
Total gross property, plant & equipment	87,612,239	88,916,808
Less accumulated depreciation	(8,194,806)	(5,023,336)
Total net property, plant & equipment	$79,417,433	$83,893,472

For the three months ended September 30, 2013 and September 30, 2012, the Company recorded depreciation expense of $1,152,860 and $1,211,565, respectively. For the nine months ended September 30, 2013 and September 30, 2012, the Company recorded depreciation expense of $3,471,282 and $1,976, 031, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no need to impair the long-lived assets as of September 30, 2013.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.     Intangible Assets and Goodwill

Intangible assets and goodwill consist of $1,005,905 in patents, $630,000 in in-process research and development and $967,994 in goodwill. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles are tested annually in December for impairment at the Aemetis Technologies, Inc. reporting unit level.  During the December 2012 testing period no impairment resulted from the analysis. During the three and nine months ended September 30, 2013, the Company recognized amortization expense of $20,054 and $164,095 related to patents.

Future patent and in-process research and development amortization for the next five years and beyond consists of the following:

For the twelve months ending September 30,	Amortization
2014	$80,222
2015	104,045
2016	111,986
2017	111,986
2018	111,986
Thereafter	1,115,680
Total	$1,635,905

5.         Notes Payable

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	September 30, 2013	December 31, 2012
Third Eye Capital term note	$7,135,860	$6,679,466
Third Eye Capital revolving credit facility	37,632,434	23,378,535
Third Eye Capital revenue participation term note	9,186,371	7,406,224
Third Eye Capital acquisition term note	17,161,664	14,768,846
Cilion shareholder Seller note payable	4,654,482	4,011,430
State Bank of India secured term loan	5,588,431	5,756,752
Revolving line of credit (related party)	-	1,540,074
Subordinated notes	4,981,918	3,338,114
EB-5 long term promissory notes	1,029,301	1,006,863
Unsecured working capital loans and short-term notes	2,002,277	2,159,291
Total debt	89,372,738	70,045,595
Less current portion of debt	13,391,873	34,523,591
Total long term debt	$75,980,865	$35,522,004

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

On October 18, 2012, Third Eye Capital agreed to (i) extend the maturity date of the Term Notes to July 6, 2014; (ii) to increase the amount of the Revolving Loan Facility by $6,000,000, to a total of $24,000,000; (iii) modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving notes; (iv) grant waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agree to defer interest payments until the earlier of certain events described in the Limited Waiver or February 1, 2013. As consideration for Amendment No. 1, the Company agreed to pay Third Eye Capital: (i) a waiver fee in the amount of $4,000,000; and (ii) cash in the amount of $28,377 for certain unreimbursed costs. The $6,000,000 increase in the Revolving Credit Facility may not be drawn upon due to the additional credit being set aside for fee payments. An immediate $1,000,000 draw from the Revolving Credit Facility paid the first installment of the $4,000,000 waiver fee with the remaining payments due on January 1, 2013, April 1, 2013 and July 1, 2013.  Payment of the fees for Amendment No. 1 may be capitalized into the outstanding balance on the Revolving Credit Facility.

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

On April 15, 2013, Third Eye Capital provided waivers for which the Company agreed and entered into Amendment No. 3 for the following covenants of the Company in their entirety: (i) obligation to obtain an NASDAQ listing by April 1, 2013; (ii) obligation to cause the Chairman to enter into certain agreements; and (iii) obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification.  In addition, Third Eye Capital agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision to require 50% of the net proceeds of any equity offering in excess of $1,500,000 to repay Amendment No.2 advance and 100% of the net proceeds of any equity offering in excess of $7,000,000 to repay Amendment No. 3, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 advance of $3,100,000 and the waiver fee of $1,500,000.  As consideration for Amendment No. 3, the Company agreed to: (i) pay a waiver fee of $500,000 (which is added to the outstanding principal balance of the Revolving Notes, and (ii) require McAfee Capital, LLC to pledge and deliver an additional 6,231,159 Common Shares of the Company to Third Eye Capital. The $3,100,000 advance provided by Amendment No. 2, together with all accumulated interest, shall be repaid in full no later than September 30, 2013 and 5% increase in interest from Amendment No. 2 was waived as the Company met certain conditions.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The terms of Amendment No. 5 were evaluated in accordance with ASC 470-50 Debt – Modification and Extinguishment and it was determined the loans were extinguished subsequent to period end. Accordingly, a loss on debt extinguishment of $2,520,866 was recorded during the three months ended September 30, 2013 reflecting the timing of the signing of the definitive agreements.

On October 28, 2013 with an effective date of September 30, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 6 to waive the following covenants of the Company in their entirety: (i) obligation to provide an independent EBITDA and Crush Margin calculation within 30 days, which has been replaced with a covenant to bear the expense and cooperate with consulting firm representing Third Eye Capital for quality of earnings review and assessment and study of procurement strategies and practices; and (ii) sale of certain equipment, which has been replaced with a covenant to remit all future payments received on the equipment to Third Eye Capital within two business days of receipt.  Additionally, Third Eye Capital agreed to give the right to extend the maturity date of the notes to six months from July 6, 2014 upon certain written notice and payment of an additional extension fee equal to 3% of the outstanding balance.  Additionally, Third Eye Capital waived the Free Cash Flow requirement for the quarter ended March 31, 2014 and required an issuance of 1,000,000 shares of common stock in the event the Company is unable to obtain a national market listing by December 31, 2013.  As consideration, the Company agreed to pay Third Eye Capital: (i) a waiver fee of $500,000 to be added to the principal balance of the revolving credit facility and 1,000,000 shares of common stock of the Company. As a result of the Company’s ability to extend the maturity of the notes under Amendment No. 6, the note balances have been classified as noncurrent liabilities in the accompanying September 30, 2013 balance sheet.

Details about each Third Eye Capital financing facility follows:

A.
Third Eye Capital Term Notes.  As of September 30, 2013 Aemetis Advanced Fuels Keyes had $7,135,860 in principal and interest outstanding, net of unamortized fair value discounts of $393,328.  The note matures on July 6, 2014.  Interest on the term notes accrues at 14%.  The notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures. On July 26, 2013 and October 28, 2013, the Company received waivers for certain covenants by Amendment No. 5 and Amendment No. 6.  Additionally, Amendment No. 5 waived the requirement for minimum monthly base payments, interest payments and mandatory tiered redemption payments in favor of a daily cash flow sweep equal to 20% of cash deposits from operating activities.

B.
Third Eye Capital Revolving Credit Facility. On July 6, 2012 Aemetis Advanced Fuels Keyes entered into a Revolving Credit Facility with a commitment of $18,000,000. Through various amendments discussed above, the amount of the Revolving Loan Facility was increased to approximately $39,000,000. Interest on the credit facility accrues at the prime rate plus 13.75% (17% as of September 30, 2013) payable monthly in arrears. The Revolving Credit Facility matures on July 6, 2014. As of September 30, 2013 Aemetis Advanced Fuels Keyes had $37,632,434 in principal and interest outstanding, net of unamortized debt issuance costs of $2,159,741, on the credit facility with available credit set aside to pay Third Eye Capital.

C.
Third Eye Capital Revenue Participation Term Notes. The Revenue Participation Note bears interest at 5% per annum and matures on July 6, 2014. As of September 30, 2013 Aemetis Advanced Fuels Keyes had $9,186,371 in principal and interest outstanding, net of unamortized discounts of $1,196,523.

D.
Third Eye Capital Acquisition Term Notes.  The Acquisition Term Note accrues interest at prime rate plus 10.75% (14% per annum as of September 30, 2013) and matures on July 6, 2014. As of September 30, 2013 Aemetis Facility Keyes had $17,161,664 in principal and interest outstanding, net of unamortized discounts of $862,042.

The Third Eye Capital notes are secured by first-lien deeds of trust on all real and personal property, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc. The Term Note, Acquisition Term Note, Revenue Participation Term Note and Revolving Credit Facility contain cross-collateral and cross-default provisions. McAfee Capital, solely owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by Company shares owned by the Guarantor. In addition, Eric McAfee provided a blank lien on substantially all of his personal assets, and a guarantee in the amount of $8,000,000 from McAfee Capital.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Cilion shareholder Seller note payable. The Company’s merger with Cilion on July 6, 2012 provided $5,000,000 in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes and Revolving Credit Facilities have been paid in full. As of September 30, 2013, Aemetis Facility Keyes had $4,654,482 in principal and interest outstanding, net of unamortized debt discount of $530,860.

State Bank of India secured term loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6,000,000.  The term loan matures in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

In July 2008 the Company drew approximately $4,600,000 against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $270,000, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of September 30, 2013, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.

The principal payments scheduled for June 2009 through September 2013 were not made. The term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On October 7, 2009, UBPL received a demand notice from the State Bank of India.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 Crores (approximately $3,600,000) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009.  As of September 30, 2013, UBPL was in default on interest and principal repayments, and all covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan, since the principal payments have been in default since June 2009.  As a result, the Company has classified the entire loan amount as current.  State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5,000,000 against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC.  In the case that the Company is unable to prevail with its legal case, DRT may pass a decree for recovery of due amount, which will impact operations of the Company, including the action to seize company property for recovery of debt due. As of September 30, 2013 and December 31, 2012, the State Bank of India loan had $3,128,154 and $3,573,027, respectively, in principal outstanding and accrued interest plus default interest of $2,460,277 and $2,188,691, and unamortized issuance discount of $0 and $4,966, respectively.

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

During the three and nine months ended September 30, 2013, Mr. Cagan’s investment group received no cash principal or interest payments. During the three months and nine months ended September 30, 2012, Mr. Cagan’s investment group received $0 and $93,163, respectively, in cash interest payments. As of September 30, 2013 and December 31, 2012 the RLOC had a principal, interest and fees balance of $0 and $1,540,074, respectively. As of the publication of this report, no amounts remained available for future draw on the RLOC.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

On January 24, 2013 an additional $300,000 in Promissory Notes were issued to an existing subordinated note investor with 150,000 warrants at $0.001 per share and 5 percent annual interest rate due April 30, 2013 (later extended to December 31, 2013 on May 23, 2013) with conditions for repayment of (i) the completion of an equity or debt private placement by the Company or Aemetis in an amount of not less than $25,000,000; (ii) the completion of an Initial Public Offering by the Company; and, (iii) the Company shall repay principal amount under the Note upon receipt of proceeds from the EB-5 investor program and from proceeds from California Energy Commission grants.

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

At September 30, 2013 and December 31, 2012, the Company owed, in aggregate, subordinated notes in the amount of $4,395,964 and $3,338,114 in principal and interest outstanding, net of unamortized issuance and fair value discounts of $380,323 and $612,365, respectively.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $500,000. The Company sold notes in the amount of $1,000,000 to the first two investors during the fourth quarter of 2012. As of September 30, 2013 $29,301 in accrued interest remained outstanding on the notes. The availability of the remaining $35,000,000 will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

During the three and nine months ended September 30, 2013, the Company made principal payments to Secunderabad of approximately $703,000 and $3,415,000, respectively, under the agreement and interest payments of approximately $16,000 and $175,000, respectively, for working capital funding. At September 30, 2013 and December 31, 2012 the Company had $1,525,000 and $1,710,000 outstanding under this agreement, respectively, and included as current short-term borrowings on the balance sheet.

Short-term notes.  Aemetis Technologies, formerly Zymetis, Inc., carries certain debt obligations associated with a series of grants issued by the Maryland Department of Business and Economic Development to Zymetis prior to the merger.  These grants were converted to promissory notes with interest upon the achievement of certain objectives.

Scheduled debt repayments for loan obligations follow:

For the twelve months ending September 30,	Debt Repayments
2014	$13,459,087
2015*	77,221,825
2016	3,000,000
2017	1,214,643
Total debt	94,895,555
Discounts	(5,522,817)
Total debt, net of discounts	$89,372,738

*Due to the Company’s ability to extend the maturity of the Third Eye Capital notes by six months from the scheduled maturity of July 2014, the amounts are reflected above as a 2015 maturity.

6.         Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of September 30, 2013 are as follows:

For the twelve months ended September 30	Future Rent Payments
2014	$292,443
2015	240,188
Total	$532,631

For the three and nine months ended September 30, 2013, the Company recognized lease and rent expense of $104,518 and $316,224, respectively, under existing operating leases. For the three and nine months ended September 30, 2012, the Company recognized lease and rent expense of $104,202 and $1,771,685, respectively.

In addition, the Company has purchase commitments of $345,000 as of Sept 30, 2013.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7.         Outstanding Warrants

During the three and nine months ended September 30, 2013, the Company issued 2,150,000 and 5,818,439 common stock warrants, which have the potential to enhance returns for accredited investors who entered into additional Notes, Warrant Purchase Agreements, equity offering agreements as well as provide incentives to certain employees and board members. The accredited investors received 2 to 10 year warrants exercisable between $0.01 and $0.50 per share in the equity offering agreements as part of debt or fees payment agreements. Employee and board members were offered common stock warrants at $0.40 per share during the three months ended September 30, 2013.

For the three and nine months ended September 30, 2013, Equity and Note investors exercised 5,855 and 2,638,636 warrant shares at the weighted average exercise price of $0.13 to $0.01, respectively, per share.

A summary of warrant activity for the three and nine months ended September 30, 2013 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2012	1,806,923	$0.27	2.67
Expired	(1,390)	0.001
Granted	1,253,101	0.001
Exercised	(1,448,610)	0.001
Outstanding March 31, 2013	1,610,024	$0.30	2.14
Expired	(285,234)	1.20
Granted	2,415,338	0.26
Exercised	(1,184,171)	0.03
Outstanding June 30, 2013	2,555,957	$0.29	5.57
Expired	(2,378)	0.13
Granted	2,150,000	0.40
Exercised	(5,855)	0.13
Outstanding September 30, 2013	4,697,724	$0.34	5.11

8.    Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at the date of issue during the nine months ended September 30, 2013:

Expected dividend yield	0%
Risk-free interest rate	0. 63% - 1.39%
Expected volatility	74.09% - 77.89%
Expected Life (years)	3.7 – 4.3
Exercise price	$0.001
Company stock price	$0.32

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of September 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Warrant liability	$59,592	$-	$-	$59,592

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2013:

Balance as of December 31, 2012	267,950
Issuance of warrant liabilities	995,418
Exercise of warrant liabilities	(1,006,648)
Realized and unrealized gain relate to change in fair value	(162,442)
Balance as of March 31, 2013	94,278
Issuances of warrant liabilities	-
Exercise of warrant liabilities	-
Realized and unrealized loss related to change in fair value	(25,477)
Balance as of June 30, 2013	68,801
Issuances of warrant liabilities	-
Exercise of warrant liabilities	-
Realized and unrealized loss related to change in fair value	(9,209)
Balance as of September 30, 2013	59,592

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10.     Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 10,600,434 shares under its 2006 and 2007 Plans, which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting.

The following is a summary of options granted under the employee stock plans:

Nine Months Ended	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2012	1,613,050	7,524,834	$0.59
Authorized	1,000,000	—	—
Granted	(2,816,000)	2,816,000	0.59
Exercised	—	(153,846)	0.45
Forfeited/expired	554,154	(554,154)	1.43
Balance as of September 30, 2013	351,204	9,632,834	$0.55

For the three months ended September 30, 2013 and 2012 the Company recorded option expenses in the amount of $143,939 and 16,789, respectively. Included in the three months ended September 30, 2013 and 2012 option expenses were $1,297 and $7,602, respectively, of outstanding consultant options subject to periodic fair value re-measurement under ASC 505-50-30 Equity Based Payments to Non Employees.

For the nine months ended September 30, 2013 and 2012 the Company recorded options expenses in the amount of $387,745 and 81,890, respectively. Included in the nine months ended September 30, 2013 and 2012 option expenses were $9,875 and $30,582, respectively, of outstanding consultant options subject to periodic fair value measurement.

In addition, for three months ended September 30, 2013, the Company granted 2,150,000 common stock warrants at $0.40 per warrant to employees and board members and recognized $636,290 expense on these warrants.

The valuation using the Black-Scholes valuation pricing model is based upon the current market value of the Company’s common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in ASC 505-50-30.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Valuation and Expense Information. The weighted-average fair value calculations for consultant and employee options are based on the following weighted average assumptions:

	As of September 30,
	2013	2012
Dividend-yield	0%	0%
Risk-free interest rate	0.16- 0.63%	0.23-0.57%
Expected volatility	64.92-74.18%	58.88-81.24%
Expected life (years)	1.25-3.0	0.5-4.0
Weighted average fair value per share of common stock	$0.32 - 0.40	$0.61

As of September 30, 2013, the Company had $1,116,385 and $9,843 of total unrecognized compensation expense for employees and non-employees respectively that the Company will amortize over the 4.36 weighted remaining terms of the option agreements.

Non-Plan Stock Options

In November 2012 the Company issued 977,500 stock options to board members and consultants outside of any Company stock option plan. All of the non-plan options remain outstanding.

11.         Agreements

Working Capital Arrangement. In May 2013 we extended the annual Grain Procurement and Working Capital Agreement with J.D. Heiskell that has been in place since March 2011.  Pursuant to the agreement we agreed to procure whole yellow corn and grain sorghum (also called “milo”) from J.D. Heiskell. We have the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2013 and is automatically renewed for additional one-year terms. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company and all WDG and syrup to A.L. Gilbert. These agreements are ordinary purchase and sale agency agreements for an ethanol plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Grain Procurement and Working Capital Agreements during the three and nine months ending September 30, 2013 and September 30, 2012 follow:

	3 months ending September 30, 2013	3 months ending September 30, 2012	9 months ending September 30, 2013	9 months ending September 30, 2012
Ethanol sales	$36,936,018	37,386,793	$69,675,900	100,504,700
Wet distiller's grains sales	8,621,117	10,665,481	16,605,003	26,606,536
Corn oil sales	925,232	501,991	1,555,459	668,500
Corn purchases	31,381,465	46,299,261	62,970,145	120,730,538
Milo purchases	6,776,858	-	11,425,222	-
Accounts receivable	927,673	1,414,625	927,673	1,414,625
Accounts payable	2,189,452	3,825,096	2,189,452	3,825,096

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A. L Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements mature on August 31, 2013 with automatic one-year renewals thereafter.  For the three months ended September 30, 2013 and 2012, the Company expensed marketing costs of $711,999 and $701,389, respectively, under the terms of both ethanol and wet distillers grains agreements. For the nine months ended September 30, 2013 and 2012, the Company expensed marketing costs of $1,345,122 and $1,822,044, respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.         Segment Information

Aemetis recognizes two reportable geographic segments: “India” and “North America.”

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

Summarized financial information by reportable segment for the three and nine months ended September 30, 2013 and 2012 follow:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
Statement of Operations Data	2013	2012	2013	2012
Revenues
India	$7,515,946	$2,023,165	$30,578,021	$6,547,971
North America	49,171,964	51,385,037	92,882,612	135,335,873
Total revenues	$56,687,910	$53,408,202	$123,460,633	$141,883,844

Cost of goods sold
India	$6,943,285	$1,937,563	$26,576,296	$6,771,935
North America	46,709,049	53,733,287	89,850,780	141,654,009
Total cost of goods sold	$53,652,334	$55,670,850	$116,427,076	$148,425,944

Gross profit/(loss)
India	$572,661	$85,602	$4,001,725	$(223,964)
North America	2,462,915	(2,348,250)	3,031,832	(6,318,136)
Total gross profit/(loss)	$3,035,576	$(2,262,648)	$7,033,557	$(6,542,100)

India. During the three months ended September 30, 2013, five customers accounted for approximately 70% of the consolidated India segment revenues.  During the three months ended September 30, 2012, one customer accounted for approximately 12% of the consolidated India segment revenues.

North America: During the three months ended September 30, 2013, Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 98% of the Company’s North America segment revenues for the three months ending September 30, 2013.

During the three months ended September 30, 2012, all of the Company’s revenues from ethanol and WDG were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 90% of the Company’s consolidated revenues for the three months ended September 30, 2012.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Total assets consist of the following:

	September 30, 2013	December 31, 2012
India	$14,680,609	$15,597,333
North America (United States)	78,705,264	81,274,826
Total Assets	$93,385,873	$96,872,159

13.         Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, $1,034,884 and $1,247,419, respectively, for salary and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of September 30, 2013 and December 31, 2012.  For the three months ended September 30, 2013 and 2012, the Company expensed $39,800 and $11,100, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities. For the nine months ended September 30, 2013 and 2012, the Company expensed $109,900 and $40,300, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities.

14.         Subsequent Events

Third Eye Capital Debt Agreement

On October 28, 2013 with an effective date of September 30, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 6 to waive the following covenants of the Company in their entirety: (i) obligation to provide an independent EBITDA and Crush Margin calculation within 30 days, which has been replaced with a covenant to bear the expense and cooperate with consulting firm representing Third Eye Capital for quality of earnings review and assessment and study of procurement strategies and practices; and (ii) sale of certain equipment, which has been replaced with a covenant to remit all future payments received on the equipment to Third Eye Capital within two business days of receipt.  In addition, Third Eye Capital agreed to give the right to extend the maturity date of the notes to six months from July 6, 2014.

As consideration, the Company agreed to pay Third Eye Capital: (i) a waiver fee of $500,000 to be added to the principal balance of the revolving credit facility and 1,000,000 shares of common stock of the Company.

15.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. The Company has been reliant on their senior secured lender to provide additional funding and most recently, the Company renegotiated terms with the senior lender allowing for debt service payments to be tied directly to the Keyes plant operations through July 2014.  Management’s plans for the Company include:

●	Operating the Keyes plant in the current positive margin environment;
●	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant;
●	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $35 million of additional EB-5 notes at 3% interest rate;
●	Refinance the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant
●	Restructuring the State Bank of India note to allow for additional working capital and reduce current financing costs;
●	Securing higher volumes of international shipments from the Kakinada, India biodiesel and refined glycerin facility; and
●	Continuing to expand in the India market as the subsidy on diesel is reduced to zero by June 2014.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

We are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries. We own and operate a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil and a plant in Keyes, California where we manufacture and produce ethanol, wet distillers’ grain (WDG), and corn oil. In September 2013, we received approval by the US Environmental Protection Agency to produce ethanol using grain sorghum and biogas along with the Keyes plant existing combined heat and power system to generate higher value Advanced Biofuel Renewable Identification Numbers (RIN’s). In addition, we are continuing to research the viability of commercializing our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and refined palm oil in India.

Three Months Ended September 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$49,172	$51,385	$(2,213)
India	7,516	2,023	5,493
Total	$56,688	$53,408	$3,280

North America.  For the three months ended September 30, 2013, we generated 78% of revenue from sales of ethanol, 20% from sales of WDG, and 2% from sales of corn oil and syrup.  During the three months ended September 30, 2013 plant production averaged 105% of nameplate capacity.  The decrease in revenues between the three months ended September 30, 2012 and 2013 reflects the higher per ton revenue earned on WDG’s during the three months ended September 30, 2012, which was directly tied to the higher corn price during the period.

India.  The increase in revenues was primarily attributable to increased sales of Palm oil of approximately $4 million to one customer during the quarter ended September 30, 2013. For the three months ended September 30, 2013, we generated 21% of sales from methyl ester/biodiesel, 17% of sales from refined glycerin, 55% from crude palm oil, 7% on other compared to 32% from sales of methyl ester/biodiesel, 18% from sales of refined glycerin, 48% from crude palm oil and 2% from the sale and trade of other products during the three months ended September 30, 2012.

Cost of Goods Sold

Three Months Ended September 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$46,709	$53,733	$(7,024)
India	6,943	1,938	5,005
Total	$53,652	$55,671	$(2,019)

North America.  We ground 139,974 tons of corn and grain sorghum during the three months ended September 30, 2013 compared to 139,213 tons of corn and grain sorghum during the three months ended September 30, 2012. Our cost of corn per ton decreased by 18% between the three months ended September 30, 2013 and 2012, resulting in the decrease in cost of goods sold.

India.  The increase in costs of goods sold was attributable to an increase in revenues from the sales of biodiesel and glycerin. For the three months ended September 30, 2013 and 2012, we processed 2,017 and 894 metric tons of biodiesel, respectively.  We produced 673 metric tons of refined glycerin during the three months ended September 30, 2013 compared to 659 metric tons in the same period in 2012.

Operating Expenses

R&D
Three Months Ended September 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$115	$142	$(27)
India	-	-	-
Total	$115	$142	$(27)

The decrease in R&D expenses in our North America segment for the three months ended September 30, 2013 compared to the three months ended September 31, 2012 reflects the decrease legal expense by $31,000 reflecting a lower level of patent development.

SG&A
Three Months Ended September 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$3,204	$2,371	$833
India	695	180	515
Total	$3,899	$2,551	$1,348

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  The increase in SG&A expense was primarily attributable to  stock compensation expense of approximately $759,000 for the three months ended September 30, 2013 compared to approximately $17,000 during the three months ended September 30, 2012 were incurred.

India.  Our single largest expense in SG&A comes from operational support fees paid to Secunderabad Oils Limited as part of an operating profit sharing arrangement.  For the three months ended September 30, 2013 and 2012, we incurred approximately $193,000 and $59,000, respectively in operational support fees and incurred salary and related expenses of approximately $94,000 and $75,000, respectively.  In addition, interest charges increased by $143,000 and travelling, selling, and commission charges increased by $81,000 in the quarter ended September 30, 2013 reflecting the increase in sales activity.

Other Income/Expense

Other income (expense) consisted primarily of the following items:

●
Interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies, AE Advanced Fuels and interest accrued on the judgment obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized through amortization expense, except when extinguishment accounting method is applied, where refinanced debt costs are recorded through the extinguishment expense account. We incurred interest, amortization and loss on debt extinguishment expense of approximately $7.5 million for the three months ended September 30, 2013 ($0.2 million from India and $7.3 million from North America) compared to approximately $14.8 million for the three months ended September 30, 2012 ($0.1 million from India and $14.7 million from North America).

●
On July 6, 2012 we acquired Cilion, Inc. through a merger.  The excess of the fair value of the assets acquired gave rise to a gain on bargain purchase accounting of $40.3 million during the three months ended September 30, 2012.

●	During the three months ended September 30, 2013 we sold equipment held for sale at a gain of $107,759.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and refined palm oil in India.

Nine Months Ended September 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$92,883	$135,336	$(42,453)
India	30,578	6,548	24,030
Total	$123,461	$141,884	$(18,423)

North America.  For the nine months ended September 30, 2013, we generated 78% of revenue from sales of ethanol, 20% from sales of WDG, 1% from sales of corn oil and 1% from the sale of syrup.  During the nine months ended September 30, 2013 plant production averaged 64% of nameplate capacity.  The decrease in revenues between the nine months ended September 31, 2013 and 2012 reflects the idling of the Keyes, CA plant from January 21, 2013 through April 22, 2013 compared to a full quarter of operations during the nine months ended September 30 2012.

India.  The increase in revenues was primarily attributable to increased sales of biodiesel as a result of the development of a sales channel for biodiesel into international markets, increased sales of refined glycerin as a result of the completion of our glycerin refining unit, multiple large volume sales of biodiesel and increased sales of refined palm oil from the operation of the oil refining unit.  For the nine months ended September 30, 2013, we generated 51% of sales from methyl ester/biodiesel, 10% of sales from refined glycerin, 11% of sales from refined palm oil, and 19% of sales from the trade of crude palm oil compared to 36% from the sales of methyl ester/biodiesel, 21% from the sales of refined glycerin and 42% from the sale and trade of other products during the nine months ended September 30, 2012.

Cost of Goods Sold

Nine Months Ended September 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$89,851	$141,654	$(51,803)
India	26,576	6,772	19,804
Total	$116,427	$148,426	$(31,999)

North America.  We ground 261,090 tons of corn and grain sorghum during the nine months ended September 30, 2013 compared to 408,736 tons of corn and grain sorghum during the nine months ended September 30, 2012. Our cost of feedstock on a per ton basis decreased by 2.3% between the nine months ended September 30, 2013 and 2012. The decrease in costs of goods sold between the nine months ended September 30, 2013 and 2012 reflects the idling of the Keyes, CA plant from January 15, 2013 through April 22, 2013 compared to a full nine months of operations during the nine months ended September 30, 2012.

India.  The increase in costs of goods sold was attributable to an increase in revenues from the sales of biodiesel and glycerin. For the nine months ended September 30, 2013 and 2012, we processed 18,837 and 2,161 metric tons of biodiesel, respectively.  We produced 3,753 metric tons of refined palm oil (RPO) and 2,681 metric tons of refined glycerin during the nine months ended September 30, 2013 and had no production of RPO and produced 1,024 metric tons of refined glycerin during the same period in 2012.

Operating Expenses

R&D
Nine Months Ended September 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$468	$484	$(16)
India	-	-	-
Total	$468	$484	$(16)

The R&D expenses in our North America segment for the nine months ended September 30, 2013 compared to the nine months ended March 31, 2012 decreased as a result of lower levels of spending on the development of patents.

SG&A
Nine Months Ended September 30 (in thousands)
	2013	2012	Increase/(Decrease)
North America	$9,763	$6,480	$3,283
India	2,335	446	1,889
Total	$12,097	$6,926	$5,171

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  The increase in SG&A expense was primarily attributable to reclassifying fixed costs from Cost of Goods Sold during the idle period of the Keyes ethanol plant of $2,547,000, increase in stock compensation expense of $846,000, offset partially by lower marketing fees of approximately $480,000 for the nine months ended September 30, 2013 compared to September 30, 2012.

India.  Our single largest expense in SG&A comes from operational support fees paid to Secunderabad Oils Limited.   These fees are computed as a percentage of operating profits.  For the nine months ended September 30, 2013 and 2012, we incurred approximately $861,000 and $220,000, respectively in operational support fees.  Additionally, during the nine months ended September 30, 2013 and 2012 the Company incurred salary and related expenses of approximately $273,000 and $194,000, respectively. Additionally, during the nine months ended September 30, 2013, year- over-year spending increased by $260,000 due to increase in commission, travelling, and Selling expenses .

Other Income/Expense

Other income (expense) consisted primarily of the following items:

●
Interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies, AE Advanced Fuels and interest accrued on the judgment obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized through amortization expense, except when extinguishment accounting method is applied, where refinanced debt costs are recorded through the extinguishment expense account. We incurred interest, amortization and loss on debt extinguishment expense of approximately $22.6 million for the nine months ended September 30, 2013 ($0.7 million from India and $21.9 million from North America) compared to approximately $11.4 million for the nine months ended September 30, 2012 ($0.5 million from India and $10.9 million from North America).

●
On July 6, 2012 we acquired Cilion, Inc. through a merger.  The excess of the fair value of the assets acquired gave rise to a gain on bargain purchase accounting of $40.3 million during the three months ended September 30, 2012.

●	During the nine months ended September 30, 2013 we sold equipment held for sale at a gain of approximately $0.3 million compared to a $0.4 million loss during the same period in 2012.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $1,113,434 at September 30, 2013, of which $220,625 was held in our North American entities and $892,809 was held in our Indian subsidiary. Our current ratio at September 30, 2013 was 0.26 compared to a current ratio of 0.12 at December 31, 2012.  The EB-5 program deposits held in escrow pending investor approval by the U.S. Citizenship and Immigration Services were $2,000,000 at September 30, 2013. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$1,113,434	$290,603
Current assets (including cash, cash equivalents, and deposits)	8,732,152	6,845,449
Current liabilities (including short term debt)	34,087,941	57,835,203
Short and long term debt	89,372,738	70,045,595

Management believes that through: i) operating the Keyes plant in the current positive operating margin environment, ii) continuing to incorporate lower-cost non-food advanced biofuels feedstock at the Keyes plant, iii) selling additional EB-5 Notes, iv) refinancing senior debt with a lender who is able to offer terms conductive to the long term financing of the Keyes plant, v) restructuring the State Bank of India loan to allow for additional working capital, vi) securing higher volumes of international shipments from the Kakinada plant, and vii) continuing to expand the domestic India markets as the subsidy on diesel is reduced, the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future.

On July 26, 2013 with an effective date of June 30, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 5 to waive the following covenants of the Company in their entirety: (i) obligation to achieve the Milo Conversion by May 31, 2013; (ii) obligation to make principal-reduction payments on weekly and quarter-end basis for the months of May 2013 and September 2013, and all such future payments; (iii) accrued interest of $1,369,630 since April 1, 2013; (iv) requirement to maintain trailing free cash flow covenants for fiscal quarters ending September 30, 2013, September 30, 2013 and December 31, 2013 and (v) obligation not to exceed the  amount of its debts in a given proportion of the value its Keyes Plant.  In addition, Third Eye Capital agreed to extend the maturity date of the revolving credit facility to July 6, 2014.  In addition, the Company agreed to (i) make daily interest payments equal to 20% of daily cash deposits from its operations (ii) remit cash deposits from Program subscriptions to be applied as principal-reduction payments (ii) use net proceeds of any equity offering of the capital stock to make principal reduction payments (iii) pay accrued interest by issuing additional notes (iv) maintain minimum quarterly production of ethanol at the Keyes Plant of 10 million gallons per fiscal quarter; and (v) modify the waterfall payment schedule to provide priority repayment of the advances (principal and interests) provided by Third Eye Capital in February 2013 and April 2013. As consideration, the Company agreed to pay Third Eye Capital: (i) a waiver fee of $750,000 in shares of common stock; (ii) an amendment fee of $3,000,000 payable in the form of additional notes; (iii) an extension fee on July 6, 2013 of $1,500,000 payable in the form of additional notes; (iv) an extension fee on August 22, 2013 of $400,000 payable in cash or shares of common stock of the Company; and (v) an extension fee on September 30, 2013 of $300,000 payable in cash or shares of common stock of the Company.

On October 28, 2013 with an effective date of September 30, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 6 to waive the following covenants of the Company in their entirety: (i) obligation to provide an independent EBITDA and Crush Margin calculation within 30 days, which has been replaced with a covenant to bear the expense and cooperate with consulting firm representing Third Eye Capital for quality of earnings review and assessment and study of procurement strategies and practices; and (ii) sale of certain equipment, which has been replaced with a covenant to remit all future payments received on the equipment to Third Eye Capital within two business days of receipt.  Additionally, Third Eye Capital agreed to give the right to extend the maturity date of the notes to six months from July 6, 2014 upon certain written notice and payment of an additional extension fee equal to 3% of the outstanding balance.  Additionally, Third Eye Capital waived the Free Cash Flow requirement for the quarter ended March 31, 2013 and required an issuance of 1,000,000 shares of common stock in the event the Company is unable to obtain a national market listing by December 31, 2013.  As consideration, the Company agreed to pay Third Eye Capital: (i) a waiver fee of $500,000 to be added to the principal balance of the revolving credit facility and 1,000,000 shares of common stock of the Company.

At September 30, 2013, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital financing arrangements equaled $71,116,329. We plan to pay the notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity funding.

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

We plan to continue to deploy our management team’s combined industry, technical, merger and acquisition (“M&A”), restructuring and corporate finance expertise to target and acquire undervalued and/or distressed assets, and then apply our technology to improve the performance of those assets. We believe that our strategy offers substantial opportunity to build capital value in the current business climate, particularly given (a) the present opportunity to acquire undervalued and/or underperforming assets and improve them; and (b) the medium to longer term outlook for traditional and advanced biofuels as an alternative form of energy supply. To affect the planned M&A strategy in full, the Company requires access to substantial further acquisition and development finance and it is currently working with advisers with a view to securing additional financing. This may be made available through industry and/or financial partnerships and joint ventures, special purpose financing vehicles, structured acquisition finance arrangements, private placements of equity, debt and blended debt and equity instruments. In addition, the Company anticipates that it may issue share and/or loan capital to vendors as a means of securing target acquisitions and to fund development.

We intend to raise additional working capital in 2013 through some or all of the following: operating cash flows, working capital lines of credit, EB-5 program debt facilities, long-term senior debt facilities, joint venture arrangements and the sale of additional equity by the Company or its subsidiaries. We continue to explore different funding sources, including a refinance of our senior debt facility. To a significant degree, our business success will depend on the state of the capital markets, and investors in our securities should take into account the macro-economic impact of the availability of credit and capital funding when assessing the business development plans of the Company.

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

Change in Working Capital and Cash Flows

During the nine months ended September 30, 2013, current and long term debt increased $19.3 million primarily due to (i) accrued interest net of payments of $8.4 million associated with existing and amended agreements with our senior lender, (ii) additional borrowings net of payment of $4.8 million received from our senior lender and $0.1 million in working capital loans from our working capital arrangement with Secunderabad Oils Limited (iii) additional borrowings net of payment of $0.2 million from subordinated lenders.  The increase in current and long term debt was offset by decreases due to:  (i) payment of principal by issuance of common stock, and (ii) repayment of working capital loans from inventory sales.  Additionally, Amendment No. 6 allowed for the senior secured Third Eye Capital notes to continue to be classified as long term due to the waivers on certain note covenants and right to exercise extension of the maturity date of these notes.  Current assets increased $1.9 million primarily due to a (i) $0.8 million increase in cash primarily from India operations (ii) $0.6 million increases in accounts receivable driven from growth in sales (iii) $0.3 million increase in inventory, and (iv) $0.2 million in prepaid.

Net cash used in operating activities during the nine months ended September 30, 2013 was $6.1 million consisting of non-cash charges of $18.8 million, net changes in operating assets and liabilities of $2.8 million, and net loss of $27.7 million. The non-cash charges consisted of: (i) $10.5 million in amortization of debt issuances and patents, (ii) $3.5 million in depreciation expenses, (iii) $1.6 million in stock-based compensation expense and (iv) $3.7 million in loss on extinguishment of debt. Net changes in operating assets and liabilities consisted primarily of an increase in accrued interest of $8.5 million partially offset: (i) $3.2 million decrease in accounts payable, (ii) $0.7 million increase in accounts receivable, (iii) $0.7 million increase in inventory, (iv) $0.3 million increase in other assets, and (v) $0.9 million decrease in other liabilities.

Cash provided by investing activities of $0.8 million primarily from $1.2 million proceeds from sale of equipment, offset by $0.4 million in capital purchases of equipment.

During the nine months ended September 30, 2013 cash provided by financing activities of $6.3 million resulted primarily from: (i) proceeds from secured debt facilities of $4.8 million, (ii) proceeds from unsecured and sub-debt term notes and working capital lines of credit of $4.0 million, offset by $3.6 million in payments, and (iii) proceeds from the issuance of common stock of $1.1 million.

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

On February 27, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 2 to (i) provide a Notional Paydown by pledging addition collateral on the Revolving Portion of the Revolving Notes in the amount of $3,100,000, such Notional Paydown was replaced in the Limited Waiver and Amendment No. 3 with an increase in the Revolver Note and the collateral substitution of a pledge of 6,231,159 shares of stock held by McAfee Capital LLC (ii) grant waivers to the Borrowers’ obligation to pay or comply, including financial and production covenants for the quarter ended March 31 and September 30, 2013; (iii) extend the date of the next interest payment until the earlier of certain events described in the Limited Waiver or May 1, 2013, and (iv) allow the Borrowers to pay the Partial Amendment Fee of $1,000,000 due January 1, 2013 in shares of the Company’s common stock. In consideration for the amendment, the Company agreed to: (i) pay a waiver fee comprised of $1,500,000 added to the outstanding principal balance of the Revolving Credit Facility Notes and (ii) issue to 750,000 common shares of the Company. In addition, the interest rate on all outstanding indebtedness with Third Eye Capital increases 5% until certain conditions are met.

On April 15, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 3 to waive the following covenants of the Borrower in their entirety:(i) Borrowers’ obligation to obtain an NASDAQ listing by April 1, 2013; (ii) Borrower’s obligation to cause the Chairman to enter into certain agreements; and (iii) the Company’s obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification.  In addition, the Administrative Agent agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision to require 50% of the net proceeds of any equity offering in excess of $1.5 million to repay Amendment No.2 advance and in the event of an equity offering of Capital Stock of at least $7,000,000 repay Amendment No. 3, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 $3.1 million advance and the $1.5 million waiver fee. In addition, 5% increase in interest from Amendment No. 2 was waived as the Company met certain conditions. In consideration for the Limited Waiver and Amendment, the Company agreed to: (i) pay a waiver fee comprised of $500,000 (which is added to the outstanding principal balance of the Revolving Notes) and (ii) require McAfee Capital, LLC to pledge an additional 6,231,159 Common Shares of the Parent to Agent, together with the delivery of stock certificates for such shares and stock powers. The $3.1 million advance, together with all accumulated interest, shall be repaid in full by July 6, 2014, as a result of Amendment No. 5.

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

On July 26, 2013, with an effective date of June 30, 2013, Third Eye Capital agreed to Amendment No. 5 providing waivers for defaults and changes to the payment arrangements for outstanding financing arrangements. In consideration for Amendment No. 5 waivers, the Company agreed to (i) pay the Lender a waiver fee of $750,000 payable in common stock of Aemetis, Inc. according to an agreed upon formula; (ii) pay an amendment fee to the Lender of $3,000,000 payable in the form of additional Revolving Credit Facility Notes; (iii) pay an extension fee on July 6, 2013 of $1,500,000 payable in the form of additional Revolving Credit Facility Notes; (iv) pay an extension fee on August 22, 2013 of $400,000 payable in cash or common stock of Aemetis, Inc. according to an agreed upon formula; and, (v) pay an extension fee on September 30, 2013 of $300,000 payable in cash or common stock of Aemetis, Inc. according to an agreed upon formula. Amendment No. 5 has been secured by a blanket lien on the assets of Eric A. McAfee, the Company’s CEO and Chairman of the Board.

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

On October 28, 2013 with an effective date of September 30, 2013, Third Eye Capital agreed to the Limited Waiver and Amendment No. 6 to waive the following covenants of the Company in their entirety: (i) obligation to provide an independent EBITDA and Crush Margin calculation with 30 days, which has been replaced with a covenant to bear the expense and cooperate with FTI Consulting, Inc. or another vendor of the agents choice to complete as part of a consultant agreement a quality of earnings review and assessment and study of procurement strategies and practices; and (ii) sale of certain equipment, which has been replaced with a covenant to remit all future payments received on the equipment to Third Eye Capital within 2 business days of receipt.  Additionally, Third Eye Capital provided for the extension of the facility for a six-month period upon certain written notice and payment of an additional extension fee equal to 3% of the outstanding balance.  Additionally, Third Eye Capital waived the Free Cash Flow requirement for the quarter ended March 31, 2013 and required an issuance of 1,000,000 shares of common stock in the event the Company is unable to obtain a national market listing by December 31, 2013.  As consideration, the Company agreed to pay Third Eye Capital: (i) a waiver fee of $500,000 to be added to the principal balance of the revolving credit facility and 1,000,000 shares of common stock of the Company.

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

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting since our last filing through September 30, 2013, in response to the identified material weaknesses.

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

As part of our ongoing remedial efforts, we have, among other things:

●	reviewed our accounting and control organization personnel, and are currently searching for appropriately qualified accounting personnel to fill one key position. One previously identified position was filled during the three months ended September 30, 2013;

●	increased our efforts to educate and supervise our existing staff on the application and importance of the internal control structure,

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

PART II -- OTHER INFORMATION

Item 1.                 Legal Proceedings

 On August 21, 2012, UBS Securities LLC (“UBS”) filed a complaint in the United States District Court for the Southern District of New York against the Company for damages based on a breach of contract theory in connection with the Cilion acquisition transaction. On January 15, 2013, UBS and the Company entered into a pre-trial settlement agreement where the Company will pay UBS the sum of $2.25 million, payable in monthly installments. The District Court approved the settlement agreement. The Company was unable to perform a term of the agreement.  Subsequently, UBS filed a motion for, and the District Court approved an, entry of judgment against the Company in the liquidated amount of $2.3 million which the Company accrued for.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District for the Eastern District of California – Fresno Division against the Company and its subsidiary, Aemetis Advanced Fuels Keyes, Inc.  The complaint alleges infringement of patent rights assigned to it that pertain to certain corn oil extraction processes the Company employs. The corn oil extraction process is licensed to Company by Valicor Separation Technologies LLC, formerly called Solution Recovery Services LLC (“SRS”).  The United States Judicial Panel on Multidistrict Litigation (“MDL”) issued a Conditional Transfer Order transferring the complaint to the United States District Court for the Southern District of Indiana because it appeared that the complaint involves questions of fact that are common to over a dozen complaints filed by Greenshift against other defendants and have been pending for over three years. On September 12, 2013, the Company, along with its subsidiary, filed its answer and counterclaims with the Southern District Court of Indiana. However, in the multi-district litigation, all patent claim construction has been concluded, all discoveries is closed but for a limited scope related to inequitable conduct by Greenshift, and both parties have filed summary judgment motions and briefs related to patent infringement and validity. This posture leaves Company little opportunity to mount its own defense or conduct any discovery. For that reason, the Company filed a motion asking the multi-district litigation court to suggest a remand back to the Eastern District of California where the complaint was originally filed. The Company expects that the United States District Court for the Southern District of Indiana will provide a scheduling order in the near future which will allow Greenshift and Company to conduct limited discovery as needed but it is likely that such discovery will not begin until after the Court has ruled on the pending summary judgment motions and Company's motion for a suggestion for remand back to California.

Greenshift is seeking royalties, damages and possibly triple damages, and attorney’s fees from the Company, as well as a preliminary and permanent injunction precluding the Company from infringing the patent.  The process provider, SRS, has no obligations to indemnify Company. We estimate that damages being sought in this litigation are based on a reasonable royalty to or lost profits of Greenshift, beginning on the date Company first began separating corn oil or on the date the first Greenshift patent issued, whichever is later. If the court deems the case exceptional, attorney’s fees may be awarded and damages with attorney’s fees would likely be $1 million or more.  The Company expects to mount a vigorous defense. If the Company is not successful in its defense, Company would be liable for damages and at least its own attorneys' fees. The Company's counterclaims are expected to include invalidity due to obviousness, non- infringement, and inequitable conduct, which are also presently the subjects of the summary judgment motions pending in the multidistrict litigation. We are not currently able to predict the outcome of this litigation against the Company with any degree of certainty.

Item 1A.                 Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K filed with SEC on April 16, 2013.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2013, the Company issued 2,252,252 shares of common stock to senior note investors as payment for waiver fee in connection with Amendment No. 5 to the Third Eye Capital notes.

On July 30, 2013, an equity investor exercised 8,233 warrant shares at a cost of 2,378 shares in a cashless exercise, converting the warrant shares to 5,855 shares of common stock at an exercise price of $0.13 per share.

On August 26, 2013, the Company issued 1,346,801 shares of common stock to senior note investors as payment for extension fee in connection with Amendment No. 5 to the Third Eye Capital notes.

On September 11, 2013, the Company issued 400,000 shares of common stock to consultants at market price of $0.36 per share in exchange for services rendered or to be rendered.

On September 30, 2013, the Company issued 1,041,667 shares of common stock to senior note investors as payment for extension fee in connection with Amendment No. 5 to the Third Eye Capital notes.

The issuance of these shares was made in reliance upon exemptions from registration under Regulation S of the Securities Act of 1933 and on Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission.

Item 3.                 Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended September 30, 2013.

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
Date: November 5, 2013