Form 10-K
period 2013-12-31
AEMETIS, INC
filed 2014-03-11
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes   ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $48,229,079 as of June 30, 2013 based on the average bid and asked price on the OTC Markets reported for such date.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on February 28, 2014 was 200,057,246 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts.  Forward-looking statements in this Annual Report on Form 10-K, include without limitation, statements regarding our positioning to be a leader in the production of lower-carbon advanced fuels and specialty chemicals from renewable sources; trends in demand for renewable fuels; trends in market conditions with respect to prices for inputs for our products verses prices for our prodcuts; our ability to leverage approved feedstock pathways, our location and infrastructure and our; our ability to adopt value-add byproduct processing systems; our ability to expand into alternative markets for biodiesel and its byproducts, including continuing to expand our sales into international markets; the impact of changes in regulatory policies on our performance, including the Indian government’s recent changes to diesel prices and related subsidies; our ability to continue to develop new, and to maitain and protect  new and exisiting, intellectual property rights; our ability to refinance our senior debt on more commerical terms or at all; our ability to continue to fund operations with cash from operations; our ability to sell additional notes under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties.  Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A and Information Statements on Schedule 14C.

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

Aemetis operates in two reportable geographic segments:  “North America” and “India.”  For revenue and other information regarding Aemetis’ operating segments, see Note 13.  Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

Aemetis was incorporated in Nevada in 2006.

Strategy

We believe that Aemetis is well positioned to be a leader in the production of lower-carbon advanced fuels and specialty chemicals from renewable sources to meet increasing market demand for such products, and to reduce overall dependence on petroleum-based fuels and chemicals in an environmentally responsible manner.

North America

The Company owns and operates a 55 million gallon per year ethanol production facility located in Keyes, California.  The facility produces its own combined heat and power (CHP) through the use of a natural gas-powered steam turbine, and reuses 100% of its process water with no water discharge.  In addition to ethanol, the Keyes plant produces wet distillers grains (WDG), corn oil, and condensed distillers solubles (CDS), all of which are sold to local dairies and feedlots for animal consumption.  Key elements of our strategy include:

●
Leverage Approved Feedstock Pathways. When economically advantageous, utilizing grain sorghum as lower carbon advanced biofuel feedstock for the production of ethanol.  This also includes using our approved feedstock Pathway (in combination with biogas and CHP) for the production of Advanced Biofuels and associated higher value D5 Renewable Identification Numbers (RINs) and the subsequent qualification of the Keyes facility as an Advanced Biofuel producer.

●
Leverage the Keyes plant infrastructure and location.  Through its strategic location near the Port of Stockton and adjacent access to the Union Pacific railroad, Aemetis Keyes can, and has, procured grain sorghum from both international and domestic sources.  Additionally, the Keyes facility has ready access to biogas through its existing infrastructure for the production of Advanced Biofuels under the approved EPA Pathway.  Aemetis has also entered into a multi-year contract with Chromatin, Inc., an advanced grain sorghum seed and technology provider, to establish a multi-thousand acre local grain sorghum growing program with farmers in California’s  Central Valley.

●
Leverage technology for the development and production of additional Advanced Biofuels and renewable specialty chemicals. In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  Our objective is to continue to commercialize this technology and expand the production of advanced biofuel technologies and other bio-chemicals in the United States.

●
Diversify revenue streams by continuing to develop value-add byproduct processing systems and processes.  During April 2012, we installed corn oil extraction processes at the Keyes plant and began extracting corn oil for sale into the livestock feed market beginning in May 2012.  We continue to evaluate and, as allowed by available financing and incremental profitability, adopt additional value-add processes that allow for a continued increase in the value-chain for corn oil as well as other byproducts.

●
Evaluate and pursue technology acquisition opportunities.  We intend to evaluate and pursue opportunities to acquire technologies and processes that result in accretive value opportunities as financial resources and business prospects make the acquisition of these technologies advisable. In addition, we may also seek to acquire companies or form licensing agreements or joint ventures with companies that offer prospects for the adoption of accretive technologies.

India

The Company owns and operates a biodiesel production facility in Kakinada, India with a nameplate capacity of 150,000 metric tons per year.  This facility is one of the largest biodiesel production facilities in India on a nameplate capacity basis.  Our objective is to continue to capitalize on the substantial growth potential of the industry.  Key elements of our strategy include the following:

●
Capitalize on actions by the Government of India to reduce the subsidies on diesel.  We plan to develop marketing channels for the traditional bulk and transportation biodiesel markets, which are more economically viable as a result of the reduction of subsidies on petroleum diesel.

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

●
Continue to develop international markets.  We expect to increase sales by selling our biodiesel into the international market during the summer months, when biodiesel use in Europe increases with the onset of warmer weather.  In 2012, we had no international sales, and, in 2013, we had sales of $11.6 million into the European market.

●
Diversify our feedstocks and products.  We designed our Kakinada plant with the capability to produce biodiesel from multiple feedstocks.  In 2009, we began to produce biodiesel from NRPO (natural refined palm oil).  In 2012, we completed an oil pre-treatment unit, which enables us to convert crude palm oil into refined palm oil, which can either be sold or used to produce biodiesel.  In 2014 we completed the construction of a biodiesel distillation column, which will allow us to produce a high-quality biodiesel product meeting European Union standards.

2013 Highlights

North America

We own and operate an ethanol plant in Keyes, CA (Keyes Plant) which was acquired through a merger with its previous owner Cilion, Inc. in 2012.  The Keyes plant is a dry mill ethanol production facility able to utilize either corn or grain sorghum as feedstock.  In addition, the plant produces high quality WDG, corn oil, and CDS as co-products of the ethanol production process, which are sold as a high protein, livestock feed supplements to local dairies and feedlots.

The plant is located adjacent to the Union Pacific Railroad and Highway 99, two major transportation arteries in California’s Central Valley region, providing convenient transportation to and from the plant for inbound feedstock and outbound fuel and feed co-products.

During the third quarter of 2013, we were granted approval by the EPA to produce ethanol using grain sorghum and biogas with the plant’s existing Combined Heat & Power (CHP) system to generate higher value Advanced Biofuels Renewable Identification Numbers (RINs), which generally sells at a premium compared to corn based fuels.  Concurrently, the EPA approved Advanced Biofuels RINs for separated food waste feedstock through the processing of certain food/beverage waste streams.

During 2013, we produced four products at the Keyes plant:  denatured ethanol, WDG, corn oil, and CDS.  In 2013 we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell.  J.D. Heiskell in turn sells 100% of our ethanol to Kinergy and 100% of the WDG to A.L. Gilbert, a local feed business. Corn oil is sold to local animal feedlots (primarily poultry) as well as feed mills for use in various products. Small amounts of CDS were sold to various local third parties as an animal feed supplement.  Ethanol pricing for sales to J.D. Heiskell is determined pursuant to a marketing agreement between the Company and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with numerous fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between the Company and A.L. Gilbert Co., and is generally determined in reference to the price of dry distillers grains (DDG) and corn.

Aemetis intends to capitalize on the approval by the EPA establishing grain sorghum as an approved renewable advanced biofuel feedstock Pathway (in combination with biogas) for the production of Advanced Biofuels and associated Advanced Biofuels RINs.  Through our strategic location near the Port of Stockton and adjacent access to the Union Pacific railroad, Aemetis Keyes can, and has, procured grain sorghum from both international and domestic sources.  Additionally, the Keyes facility has ready access to biogas for the production of Advanced Biofuels under the approved EPA Pathway.  Aemetis has also entered into a multi-year contract with Chromatin, Inc., an advanced grain sorghum seed and technology provider, to establish a multi-thousand acre local grain sorghum growing program with farmers in California’s Central Valley.  During 2013, we utilized 1.5 million bushels of grain sorghum as a feedstock with no noticeable change in our financial or economic results.

The following table sets forth information about our production and sales of ethanol and WDG in 2013.

	2013	2012	% Change
Ethanol
Gallons Sold (in 000s)	42,390	53,038	(20)%
Average Sales Price/Gallon	$2.62	$2.50	5%
WDG
Tons Sold (in 000s)	301	380	(2)%
Average Sales Price/Ton	$100.47	$103.23	(3)%

On January 15, 2013 our ethanol production facility was idled due to unfavorable market conditions and to conduct maintenance on the plant for the first time since commencing ethanol production in April 2011.  In April 2013, we restarted our ethanol production facility and ran the plant on a continual basis through the rest of the year.

During 2013 we continued to invest research and development dollars furthering the development of advanced biofuels using the resources and technology of the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  Our objective is to continue to look for ways to commercialize this technology and other new technologies to expand the production of renewable advanced biofuels and other bio-chemicals in the United States.

India

The market for biodiesel improved during 2013 because of changes to the tariff structure in the European Union.  The Company’s production of biodiesel in 2013 increased compared to 2012 due to the development of a sales channel for biodiesel into European markets.  In 2013, our primary feedstock for the production of biodiesel continued to be NRPO, a byproduct of palm oil refining and a non-edible feedstock, which we sourced principally from suppliers in India.

In 2013, we produced four products at the India plant:  biodiesel, crude glycerin, refined glycerin, and NRPO / Stearin.  Crude glycerin held in inventory or produced as a by-product of the biodiesel production was further processed into refined glycerin and crude palm oil was further processed into refined palm oil for sale to customers.  During 2013, we were able to further develop the sales channels and increase sales of refined glycerin.  During portions of 2012 and 2013, we were able to utilize our refining unit to refine crude palm oil into NRPO and subsequently sell the NRPO at a more attractive margin than converting NRPO into biodiesel.  Additionally, crude glycerin was purchased on the open market and further processed to fill the demand for refined glycerin.

The following table sets forth information about our production and sales of biodiesel, crude and refined glycerin and NRPO in 2013 and 2012.

	2013	2012	% Change
Biodiesel
Tons sold (1)	19,354	4,127	369%
Average Sales Price/Ton	$929	$1,158	(26)%
Crude Glycerin
Tons sold	-	9	(100)%
Average Sales Price/Ton	-	$2,171	(100)%
Refined Glycerin
Tons sold	4,913	2,280	115%
Average Sales Price/Ton	$940	$981	(4)%
NRPO / Stearin
Tons Sold	8,227	6,552	(39)%
Average Sales Price/Ton	$980	$994	140%
CPO
Tons Sold	2,000	-	100%
Average Sales Price/Ton	$958	-	100%

(1)	1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

The plant was originally designed to include four production units:  biodiesel, refined glycerin, oil refining and fractionation.  To date, the biodiesel, refined glycerin and oil refining units have been completed.  In order to complete the fractionation unit, the Company will need to purchase and install additional equipment at an additional cost of approximately $2 million.

During January 2013 the Indian government reduced subsidies for diesel by increasing the sales price of diesel to bulk purchasers (railways and state transportation corporations) to the market price and by increasing the sales price of diesel approximately 21% to other purchasers at the rate of 0.45 rupee (or approximately $0.007) per liter per month until the price reaches the market price.  The price transition is expected to take 18 months.  Our biodiesel pricing is indexed to the price of petroleum diesel, and as such, the increase in the price of petroleum diesel is expected to favorably impact the profitability of our Indian operations.  Additionally, in February 2013, we resumed international shipments into the European markets.  During 2013, the Company began construction of a biodiesel distillation column allowing for the biodiesel produced at the Kakinada plant to be more readily adopted by customers in the European Union due to its higher purity levels, and began certification requirements necessary to meet the European Union International Sustainability and Carbon Certification (“ISCC”) standard.  The biodiesel distillation column and the ISCC certification were completed in January 2014, allowing for further access to European markets for our biodiesel products.

Competition

North America

In 2013, there were approximately 200 operating commercial corn ethanol production facilities in the U.S. with a combined production of nearly 13.3 billion gallons and operating capacity of 13.9 billion gallons, according to the Renewable Fuels Association (RFA).  The production of ethanol is a commodity-based business, and producers compete on the basis of price.  We sell ethanol into the Northern California market; however, since insufficient production capacity exists in California to supply the state’s total fuel demand (in excess of one billion gallons according to a report of the California Energy Commission dated May, 2013), we compete with ethanol transported into California.  Similarly, our co-products, principally WDG and corn oil, are sold into California markets and compete with distillers grains and corn oil transported into the California markets as well as alternative feed products including corn.

India

With respect to biodiesel sold as fuel, we compete primarily with the producers of petroleum diesel, which are the three state-controlled oil companies:  Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies:  Reliance Petroleum and Essar Oil, all of whom have significantly larger market shares than we do and control a significant share of the distribution network.  We compete primarily on the basis of price.  The price of biodiesel is indexed to the price of petroleum diesel, which, during 2012, was set by the Indian government.  In addition, the Indian government subsidizes state-controlled oil companies creating a disparity between the cost of oil on the open market and the price we can obtain from sales of biodiesel.  In September 2012, the Indian government provided partial relief by raising the price of diesel by five rupee per liter.  In January 2013, the India government again raised the price of bulk diesel by 21% or 9.3 rupee and provided for the phase-in of this pricing to the consumer at the rate of 45 paisa per liter per month, until a market price is reached.  We believe the increase in the price of diesel by the Indian government will have a positive effect on our margins and will increase the business, operating results and financial condition of our India segment during 2014.  With respect to international markets, principally the European markets, we compete with biodiesel from Europe, Argentina, Indonesia and Malaysia, some of which subsidize their biodiesel industry using government payment and taxation programs to promote the sales of their products into these markets.

With respect to biodiesel sold for manufacturing purposes, we compete with specialty chemical manufacturers selling products into the textile industries primarily on the basis of price; and with respect to crude and refined glycerin, we compete with other glycerin producers and refiners selling products into the personal care, paints and adhesive markets primarily on the basis of price and product quality.

Customers

North America

All of our ethanol and WDG are sold to J.D. Heiskell pursuant to a purchase agreement.  J.D. Heiskell in turn sells all of our ethanol to Kinergy and all of our WDG to A.L. Gilbert.  Kinergy markets and sells our ethanol to petroleum refiners and blenders in Northern California.  A.L. Gilbert markets and sells our WDG to approximately 200 dairy and feeding operators in Northern California.

India

During 2013, three customers in paints and personal care products industries within India accounted for 79% of our refined glycerin sales, two customers in edible oils and products industry within India accounted for 97% of our refined palm oil sales, one customer from European continent accounted for 69% of biodiesel sales.  During 2012 two customers accounted for 45.8% of our India refined palm oil sales and one customer accounted for 10.7% of our India biodiesel sales.

Pricing

North America

We sell 100% of the ethanol and WDG we produce to J.D. Heiskell.  Ethanol pricing is determined pursuant to a marketing agreement between the Company and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay area in California, as published by the Oil Price Information Service (OPIS), as well as the terms of quarterly contracts negotiated by Kinergy with local fuel blenders and available premiums for fuel with low Carbon Intensity (CI) as provided by California’s Low Carbon Fuel Standard (LCFS).  The price for WDG is determined monthly pursuant to a marketing agreement between the Company and A.L. Gilbert Co., and is generally determined in reference to the price of dry distillers grains (DDG) and corn.

India

In India, the price of biodiesel is based on the price of petroleum diesel, which is established by the India government.  Biodiesel sold into Europe is based on the spot market price.  We sell our biodiesel primarily to resellers, distributors and refiners on an as-needed basis.  We have no long-term sales contracts.  During January 2013 the Indian government reduced subsidies for diesel by increasing the sales price of diesel to bulk purchasers (railways and state transportation corporations) to the market price and by increasing the sales price of diesel approximately 21 percent to other purchasers at the rate of 45 paisa per liter per month until the price reached the market price.  Our biodiesel pricing is indexed to the price of petroleum diesel, and the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations.

Raw Materials and Suppliers

North America

We entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell in March 2011 which we amended in May 2013 (the “Heiskell Agreement”). Under the Heiskell Agreement, we agreed to procure whole yellow corn from J.D. Heiskell.  We have the ability to obtain corn from other sources subject to certain conditions, however, in 2013, all of our corn requirements were purchased from Heiskell.  Title to the corn and risk of loss pass to us when the corn is ground for production at our Keyes facility.  We also purchased grain sorghum from J.D. Heiskell during 2013.  The initial term of the Heiskell Agreement expired on December 31, 2013 and is automatically renewed for additional one-year terms, currently to December 31, 2014.

India

Surrounding our plant in Kakinada, India, a number of edible oil processing facilities produce NRPO as a byproduct.  In 2013, all of our biodiesel was produced from NRPO, which we obtained from sources surrounding the plant.  The receiving capabilities of the plant allow for import of feedstock using the local port at Kakinada.  During 2013 we imported crude palm oil for further processing into refined palm oil and imported crude glycerin for further processing into refined glycerin.  In addition to feedstock, our plant requires quantities of methanol and chemical catalysts for use in the biodiesel production process.  These chemicals are also readily available and sourced from a number of suppliers surrounding the plant.  We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

Sales and Marketing

North America

As part of our obligations under the Corn Procurement Agreement, we entered into a purchase agreement with Heiskell, pursuant to which we granted Heiskell exclusive rights to purchase 100% of the ethanol and WDG we produce at prices based upon the price established by the marketing agreements with Kinergy and A.L. Gilbert.  In turn, Heiskell agreed to resell all the ethanol to Kinergy (or any other purchaser we designate) and all of the WDG to A.L. Gilbert.

In March 2011, we entered into a WDG Purchase and Sale Agreement with A.L. Gilbert Company, pursuant to which A.L. Gilbert agreed to market on an exclusive basis all of the WDG we produce.  The initial term of the Agreement expired on December 31, 2011 and is automatically renewed for additional one-year terms, currently to December 31, 2014.

In October 2010, we entered into an exclusive marketing agreement with Kinergy Marketing LLC to market and sell our ethanol.  The initial term of the Agreement expired on August 31, 2013 and is automatically renewed for additional one-year terms, currently through August 31, 2014.

India

We sell our biodiesel and crude glycerin (i) to end-users utilizing our own sales force and independent sales agents and (ii) to brokers who resell the product to end-users.  We pay a sales commission on sales arranged by independent sales agents.

Commodity Risk Management Practices

North America

The cost of corn and the price of ethanol are volatile and are reasonably well correlated.  We are, therefore, exposed to commodity price risk.  Our risk management strategy is to purchase corn and sell ethanol on a daily basis at the then prevailing market price.  We monitor these prices weekly to test for an overall positive variable contribution margin.  We periodically explore methods of mitigating the volatility of our commodity prices however we have yet to engage in any hedging or forward purchase activity.  In second half of 2013, we purchased grain sorghum as a substitute for corn with generally positive economic results.  We intend to opportunistically purchase grain sorghum and use it to produce lower carbon advanced biofuel, when market conditions present favorable conditions.  Similarly, with the EPA certification received in August 2013, we intend to opportunistically purchase the combination of grain sorghum and biogas to generate Advanced Biofuel RIN credits, when market conditions present favorable margins.

India

The cost of NRPO and the price of biodiesel are volatile and are generally uncorrelated.  We therefore are exposed to ongoing and substantial commodity price risk.  Our risk management strategy is to produce biodiesel in India only when we believe we can generate positive gross margins and to idle the plant during periods of low or negative gross margins.  In 2013, we continued to develop markets and expand our customers’ base outside of the fuels market.

In addition, to minimize our commodity risk, we modified the processes within our facility to utilize lower cost NRPO, which enables us to reduce our feedstock costs.  Our ability to mitigate the risk of falling biodiesel prices is more limited.  The price of our biodiesel is generally indexed to the price of petroleum diesel, which is set by the Indian government.  During January 2013 the Indian government reduced subsidies for diesel by increasing the sales price of diesel to bulk purchasers (railways and state transportation corporations) to the market price and by increasing the sales price of diesel to other purchasers at the rate of 45 paisa per liter per month, until the price reached the market price.

We have in the past, and may in the future, use forward purchase contracts and other hedging strategies however the extent to which we engage in these risk management strategies may vary substantially from time to time, depending on market conditions and other factors.

Research and Development

In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  Our R&D efforts consist of working to commercialize our existing microbial technology, to evaluate third party technologies, and to expand the production of ethanol and other renewable bio-chemicals in the United States. The primary objective of this development activity is to optimize the production of ethanol using either our proprietary, patent-pending enzyme technology for large-scale commercial production or the evaluation of third party technologies which have promise for large-scale commercial adoption at one of our operating facilities.  Our innovations are protected by several issued or pending patents.  We are in the process of filing additional patents that will further strengthen the Company’s portfolio.  Some core intellectual property has been exclusively and indefinitely licensed from the University of Maryland.  R&D expense was $538,922 in 2013 and $620,368 in 2012.

Patents and Trademarks

We have filed a number of trademark applications within the U.S.  We do not consider the success of our business, as a whole, to be dependent on these trademarks.  In addition, we hold eight patents and have applied for six additional patents in the United States.  We also hold related patents and have applied for patents in major foreign jurisdictions.  Our patents cover the Z-microbe and production of cellulosic ethanol.  We intend to develop, maintain and secure further intellectual property rights and pursue new patents to expand upon our current patent base.

We have acquired exclusive rights to patented technology in support of the development and commercialization of our products, and we also rely on trade secrets and proprietary technology in developing potential products.  We continue to place significant emphasis on securing global intellectual property rights and we are pursuing new patents to expand upon our strong foundation for commercializing products in development.

The company has received, and in the future may receive additional, claims of infringement of other parties’ proprietary rights.  See Item 3. Legal Proceedings, below.  Infringement or other claims could be asserted or prosecuted against the Company in the future, and it is possible that future assertions or prosecutions could harm our business.  Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development of our products, or require the Company to develop non-infringing technology or enter into royalty or licensing arrangements.  Such royalty or licensing arrangements, if required, may require the Company to license back its technology or may not be available on terms acceptable to the Company, or at all.

Environmental and Regulatory Matters

North America

We are subject to federal, state and local environmental laws, regulations and permit conditions, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees.  These laws, regulations, and permits require us to incur, on an annual basis, significant capital costs.  These include, but are not limited to, testing and monitoring plant emissions, and where necessary, obtaining and maintaining mitigation processes to comply with regulations.  They may also require us to make operational changes to limit actual or potential impacts to the environment.  A significant violation of these laws, regulations, permits or license conditions could result in substantial fines, criminal sanctions, permit revocations and/or facility shutdowns.  In addition, environmental laws and regulations change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures.

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes.  If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material contamination or any such third party claims.  Based on our current assessment of the environmental and regulatory risks, we have not accrued any amounts for environmental matters as of December 31, 2013.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

In addition, the production and transportation of our products may result in spills or releases of hazardous substances, which could result in claims from governmental authorities or third parties relating to actual or alleged personal injury, property damage, or damage to natural resources.  We maintain insurance coverage against some, but not all, potential losses caused by our operations.  Our general and umbrella liability policy coverage includes, but is not limited to, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation.  We do not carry environmental insurance.  We believe that our insurance is adequate for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.  The occurrence of events which result in significant personal injury or damage to our property, natural resources or third parties that is not covered by insurance could have a material adverse impact on our results of operations and financial condition.

Our air emissions are subject to the federal Clean Air Act, and similar State laws, which generally require us to obtain and maintain air emission permits for our ongoing operations as well as for any expansion of existing facilities or any new facilities.  Obtaining and maintaining those permits requires us to incur costs, and any future more stringent standards may result in increased costs and may limit or interfere with our operating flexibility.  These costs could have a material adverse effect on our financial condition and results of operations.  Because other ethanol manufacturers in the U.S. are and will continue to be subject to similar laws and restrictions, we do not currently believe that our costs to comply with current or future environmental laws and regulations will adversely affect our competitive position with other U.S. ethanol producers.  However, because ethanol is produced and traded internationally, these costs could adversely affect us in our efforts to compete with foreign producers who are not subject to such stringent requirements.

New laws or regulations relating to the production, disposal or emission of carbon dioxide and other greenhouse gases may require us to incur significant additional costs with respect to ethanol plants that we build or acquire.  For example, in 2007, Illinois and four other Midwestern states entered into the Midwestern Greenhouse Gas Reduction Accord, which directs participating states to develop a multi-sector cap-and-trade mechanism to help achieve reductions in greenhouse gases, including carbon dioxide.  We currently conduct our North America commercial activities exclusively in California, however, it is possible that other states in which we plan to conduct business could join this accord or require other carbon dioxide emissions reductions.  Climate change legislation is being considered in Washington, D.C. this year which may significantly impact the biofuels industry’s emissions regulations, as will the Renewable Fuel Standard, California’s Low Carbon Fuel Standard, and other potentially significant changes in existing transportation fuels regulations.

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

Employees

At December 31, 2013, we had a total of 126 full-time equivalent employees, comprised of 17 full-time equivalent employees in our corporate offices, 45 full-time equivalent employees at our plant in Keyes, California, two full-time equivalent employees in our Maryland research and development facility and 62 full-time equivalent employees in India.

We believe that our employees are highly-skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We believe our relations with our employees are good.

Item 1A.  Risk Factors

We operate in an evolving industry that presents numerous risks beyond our control that are driven by factors that cannot be predicted.  Should any of the risks described in this section or in the documents incorporated by reference in this report actually occur, our business, results of operations, financial condition, or stock price could be materially and adversely affected.  Investors should carefully consider the risks factors discussed below, in addition to the other information in this report, before making any investment in our securities.

Risks Related to our Overall Business

We have incurred significant losses, and may never achieve profitability.  If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

We have a history of significant losses.  Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow.  As of December 31, 2013, we had an accumulated deficit of $94,245,503. For our fiscal years ended December 31, 2013 and 2012, we incurred a net loss of $ 24,437,209 and $4,282,265, respectively.  We cannot predict when we will become profitable or if we ever will become profitable.  We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability.  An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business.  Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

We are dependent upon our working capital agreements with J.D. Heiskell and Secunderabad Oils Limited.

Our ability to operate our Keyes plant depends on maintaining our working capital agreement with J.D. Heiskell, and our ability to operate our biodiesel plant in India depends on maintaining our working capital agreement with Secunderabad Oils Limited.  The Heiskell agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that Heiskell may terminate the agreement by notice 90 days prior to the end of the initial term or any renewal term.  The current term extends through December 31, 2014.  In addition, the agreement may be terminated at any time upon a default, such as payment default, bankruptcy, acts of fraud or material breach under one of the related agreements.  The Secunderabad agreement may be terminated at any time by either party upon written notice.  If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn supply, which we may be unable to do in a timely manner or at all.  If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

Our results from operations are primarily dependent on the spread between the feedstock and energy we purchase and the fuel and other products we sell.

The results of our ethanol production business in the U.S. are significantly affected by the spread between the cost of the corn and natural gas that we purchase and the price of the ethanol and distiller grains that we sell.  Similarly, in India our biodiesel business is primarily dependent on the price difference between the costs of the feedstock we purchase (principally NRPO and crude glycerin) and the products we sell (principally biodiesel and glycerin).  The markets for ethanol, biodiesel, distiller grains, and glycerin are highly volatile and subject to significant fluctuations.  Any decrease in the spread between prices of the commodities we buy and sell, whether as a result of an increase in feedstock prices or a reduction in ethanol or biodiesel prices, would adversely affect our financial performance and cash flow and may cause us to suspend production at either of our plants.

The price of ethanol is volatile and subject to large fluctuations, and increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, either of which could adversely impact our results of operations, cash flows and financial condition.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is also highly volatile and difficult to forecast.  Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.  In addition, domestic ethanol production capacity increased significantly in the last decade.  Demand for ethanol may not increase commensurate with increases in supply, which would lead to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices.

We may be unable to execute our Company’s business plan.

The value of our long-lived assets is based on our ability to execute our business plan and generate sufficient cash flow to justify the carrying value of our assets.  Should we fall short of our cash flow projections, we may be required to write down the value of these assets under accounting rules and further reduce the value of our assets.  We can make no assurances that future cash flows will develop and provide us with sufficient cash to maintain the value of these assets, thus avoiding future impairment to our asset carrying values.  As a result, we may need to write down the carrying value of the Company’s long-lived assets.

In addition, we plan to implement our own or a third party’s technology at the Keyes ethanol plant and at the India biodiesel plant for the production of advanced fuels and specialty chemicals.  After we design and engineer a specific integrated upgrade to either or both plants to allow us to produce products other than their existing products, we may not receive permission from the regulatory agencies to install the process at one or both plants.  Additionally, even if we are able to install and begin operations of an integrated advanced fuels and/or specialty chemical plant, we cannot assure you that the technology will work and produce cost effective products because we have never designed, engineered nor built this technology into an existing bio-refinery.  Any inability to execute our Company’s business plan may have a material adverse effect on our operations, financial position, and ability to continue as a going concern.

We are dependent on, and vulnerable to any difficulties of, our principal suppliers and customers.

We buy all of the feedstock for the Keyes plant from one supplier, J.D. Heiskell.  Under our Agreements with Heiskell, we are only permitted to purchase feedstock from other suppliers upon the satisfaction of certain conditions.  In addition, we have contracted to sell all of the WDG, CDS, corn oil and ethanol we produce at the Keyes Plant to Heiskell.  Heiskell, in turn, sells all ethanol produced at the Keyes plant to Kinergy Marketing and all WDG and syrup to A.L. Gilbert.  If Heiskell were to fail to deliver adequate feedstock to our plant or fail to purchase all the product we produce, if Kinergy were to fail to purchase all of the ethanol we produce, if A.L. Gilbert were to fail to purchase all of the WDG and syrup we produce, or if any of them were otherwise to default on our agreements with them or fail to perform as expected, we may be unable to find replacement suppliers or purchasers, or both, in a reasonable time or on favorable terms, any of which could materially adversely affect our results from operations and financial results.

We are currently in default on our term loan with the State Bank of India.

On March 10, 2011, one of our subsidiaries, Universal Biofuels Pvt. Ltd. (“UBPL”), received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008.  The notice informed UBPL that an event of default has occurred for failure to make an installment payment on the loan commencing June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of the default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate pursuant to the agreement..  The State Bank of India has filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.8 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the registration of the sale deed of the property on which the UBPL facility is located.   If the Company is unable to prevail with in this legal case, DRT may pass a decree for recovery of the amount due, which may  include seizing  property.  Interest continues to accrue at the default rate in the amount of approximately $48,000 per month during the continuance of default.  See Item 3. Legal Proceedings.

Our business is dependent on external financing and cash from operations to service debt and provide future growth.

The adoptions of new technologies at our ethanol and biodiesel plants, along with working capital, are financed in part through debt facilities.  We may need to seek additional financing to continue or grow our operations.  However, generally unfavorable credit market conditions may make it difficult to obtain necessary capital or additional debt financing on commercially viable terms or at all.  If we are unable to pay our debt we may be forced to delay or cancel capital expenditures, sell assets, restructure our indebtedness, seek additional financing, or file for bankruptcy protection.  Debt levels or debt service requirements may limit our ability to borrow additional capital, make us vulnerable to increases in prevailing interest rates, subject our assets to liens, limit our ability to adjust to changing market conditions, or place us at a competitive disadvantage to our competitors.  Should we be unable to generate enough cash from our operations or secure additional financing to fund our operations and debt service requirements, we may be required to postpone or cancel growth projects, reduce our operations, or may be unable to meet our debt repayment schedules.  Any one of these events would likely have a material adverse effect on our operations and financial position.

There can be no assurance that our existing cash flow from operations will be sufficient to sustain operations and to the extent that we are dependent on credit facilities to fund operations or service debt there can be no assurances that we will be successful at securing funding from our senior lender or significant shareholders. Should the Company require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to the Company.  Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Secunderabad Oil Limited, who is currently providing us with working capital for our Kakinada facility.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of Secunderabad to continue to provide us with working capital depends in part on the financial strength of Secunderabad and its banking relationships.  If Secunderabad is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  Our ability to enter into commercial arrangements with feedstock suppliers in California depends on maintaining our operations agreement with J.D. Heiskell, who is currently providing us with working capital for our California ethanol plant.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of J.D. Heiskell to continue to provide us with working capital depends in part on the financial strength of J.D. Heiskell and its banking relationships.  If J.D. Heiskell is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  There is no assurance that UBPL or the Company will be able to obtain alternative funding in the event the State Bank of India demands payment and immediate acceleration would have a significant adverse impact on UBPL or the Company’s near term liquidity and our ability to operate our biodiesel plant.  Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

We may be unable to repay or refinance our Third Eye Capital Notes upon maturity.

Under our note facilities with Third Eye Capital Corporation, we owe approximately $72.3 million.  Our indebtedness and interests payments under these note facilities are substantial and may adversely affect our cash flow, cash position and stock price.  These notes are currently due in July 2014, although we have the option to extend the maturity until January 2015.  We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes.  We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the maturities of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operations.  See Item 7:  M&A– Liquidity and Capital Resources.

We have identified material weaknesses in our internal control over financial reporting which have materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this report.

We have concluded that, as of December 31, 2013, we had material weaknesses in our internal control over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective during the period. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of implementing efforts to remediate the identified material weaknesses. Our efforts have been and will continue to be time consuming and expensive. We cannot give any assurance as to when we will complete our efforts to fully remediate these material weaknesses.

Any failure to effectively implement our remediation plan, or any difficulties we encounter during implementation, could result in additional material weaknesses or in material misstatements in our financial statements. These misstatements could result in a restatement of our financial statements, could cause us to fail to meet our reporting obligations, or could cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We face competition for our specialty chemical and transportation fuels products from providers of petroleum-based products and from other companies seeking to provide alternatives to these products, many of whom have greater resources and experience than we do, and if we cannot compete effectively against these companies we may not be successful.

Our renewable products compete with both the traditional, largely petroleum-based specialty chemical and fuels products that are currently being used in our target markets and with the alternatives to these existing products that established enterprises and new companies are seeking to produce.  The oil companies, large chemical companies and well-established agricultural products companies with whom we compete are much larger than we are, and have, in many cases, well developed distribution systems and networks for their products.

In the transportation fuels market, we compete with independent and integrated oil refiners, advanced biofuels companies and biodiesel companies. Refiners compete with us by selling traditional fuel products and some are also pursuing hydrocarbon fuel production using non-renewable feedstocks, such as natural gas and coal, as well as processes using renewable feedstocks, such as vegetable oil and biomass. We also expect to compete with companies that are developing the capacity to produce diesel and other transportation fuels from renewable resources in other ways.

With the emergence of many new companies seeking to produce chemicals and fuels from alternative sources, we may face increasing competition from alternative fuels and chemicals companies. As they emerge, some of these companies may be able to establish production capacity and commercial partnerships to compete with us. If we are unable to establish production and sales channels that allow us to offer comparable products at attractive prices, we may not be able to compete effectively with these companies.

The high concentration of our sales within the ethanol production industry could result in a significant reduction in sales and negatively affect our profitability if demand for ethanol declines.

We expect our US operations are to be substantially focused on the production of ethanol and its co-products for the foreseeable future. We may be unable to shift our business focus away from the production of ethanol to other renewable fuels or competing products. Accordingly, an industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol. A downturn in the demand for ethanol could materially and adversely affect our sales and profitability.

Our operations are subject to environmental, health, and safety laws, regulations, and liabilities.

Our operations are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees.  In addition, our operations and sales in India subject us to risks associated with foreign laws, policies, and regulations.  Some of these laws and regulations require our facilities to operate under permits or licenses that are subject to renewal or modification.  These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permits or license conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns.  We may not be at all times in compliance with these laws, regulations, permits or licenses or we may not have all permits or licenses required to operate our business.  We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws, permits or licenses.  In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations, permit and license requirements.

We may be liable for the investigation and cleanup of environmental contamination at the Keyes plant and at off-site locations where we arrange for the disposal of hazardous substances.  If hazardous substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, we may be responsible under CERCLA or other environmental laws for all or part of the costs of investigation and remediation, and for damage to natural resources.  We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

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

Emissions of carbon dioxide resulting from manufacturing ethanol are not currently subject to permit requirements.  If new laws or regulations are passed relating to the production, disposal or emissions of carbon dioxide, we may be required to incur significant costs to comply with such new laws or regulations.

Our business is affected by greenhouse gas and climate change regulation.

The operations at our Keyes plant will result in the emission of carbon dioxide into the atmosphere.  In March 2010, the EPA released its final regulations on the Renewable Fuels Standard Program, or RFS2.  We believe the EPA’s final RFS2 regulations grandfather the Keyes facility we operate at its current capacity, however, compliance with future legislation may require us to take action unknown to us at this time that could be costly, and require the use of working capital, which may or may not be available, preventing us from operating as planned, which may have a material adverse effect on our operations and cash flow.

A change in government policies may cause a decline in the demand for our products.

The domestic ethanol industry is highly dependent upon a myriad of federal and state regulations and legislation, and any changes in legislation or regulation could adversely affect our results of operations and financial position.  Other federal and state programs benefiting ethanol generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and may be the subject of challenges, in whole or in part.  Growth and demand for ethanol and biodiesel is largely driven by federal and state government mandates or blending requirements, such as the Renewable Fuel Standard (RFS).  Any change in government policies could have a material adverse effect our business and the results of our operations.

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

In November 2013, the EPA proposed a waiver to the RFS by to reducing the RFS for 2014 from the previous requirement of 18.15 billion gallons to a revised level of 15.21 billion gallons.  The EPA proposal represents a reduction of approximately 16% from the original RFS fuel volume for 2014.  The EPA conducted a 60 day comment period following the proposed waiver announcement, and subsequently announced that a final determination on the revised 2014 RFS requirements will be announced in, “late spring or early summer,” of 2014.

We may encounter unanticipated difficulties in converting the Keyes plant to accommodate alternative feedstocks, new chemicals used in the fermentation and distillation process, or new mechanical production equipment.

In order to improve the operations of the Keyes plant and execute on our business plan, we intend to modify the plant to accommodate alternative feedstocks and new chemical and/or mechanical production processes.  We may not be able successfully to implement these modifications, and they may not function as we expect them to.  These modifications may cost significantly more to complete than our estimates.  The plant may not operate at nameplate capacity once the changes are complete.  If any of these risks materialize, they could have a material adverse impact on our results of operation and financial position.

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

Our success depends in part on recruiting and retaining key personnel and, if we fail to do so, it may be more difficult for us to execute our business strategy.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, manufacturing and scientific personnel.  We do not maintain any key man insurance. Competition for qualified personnel in the renewable fuel and specialty chemicals manufacturing fields is intense.  Our future success will depend on, among other factors, our ability to retain our current key personnel and attract and retain qualified future key personnel, particularly executive management.  Failure to attract or retain key personnel could have a material adverse effect on our business and results of operations.

Our operations subject us to risks associated with foreign laws, policies, regulations, and markets.

Our sales and manufacturing operations in foreign countries are subject to the laws, policies, regulations, and markets of the countries in which we operate.  As a result, our foreign manufacturing operations and sales are subject to inherent risks associated with the countries in which we operate.  Risks involving our foreign operations include differences or unexpected changes in regulatory requirements, political and economic instability, terrorism and civil unrest, work stoppages or strikes, natural disasters, interruptions in transportation, restrictions on the export or import of technology, difficulties in staffing and managing international operations, variations in tariffs, quotas, taxes, and other market barriers, longer payment cycles, changes in economic conditions in the international markets in which our products are sold, and greater fluctuations in sales to customers in developing countries.  If we are unable to effectively manage the risks associated with our foreign operations, our business may experience a material adverse effect on the results of our operations or financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act.

Our operations in countries outside the United States, including our operations in India, are subject to anti-corruption laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We operate in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances; strict compliance with anti-corruption laws may conflict with local customs and practices.

Our employees and agents interact with government officials on our behalf, including interactions necessary to obtain licenses and other regulatory approvals necessary to operate our business. These interactions create a risk that actions may occur that could violate the FCPA or other similar laws.

Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in other jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer from criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows.

A substantial portion of our assets and operations are located in India, and we are subject to regulatory, economic and political uncertainties in India.

Certain of our principal operating subsidiaries are incorporated in India, and a substantial portion of our assets and are located in India. We intend to continue to develop and expand our facilities in India.  The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has traditionally maintained an artificially low price for certain commodities, including diesel fuel, through subsidies, but has recently begun to reduce such subsidies, which benefits us.  We cannot assure you that liberalization policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.  Our financial performance may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future.

Currency fluctuations among the Indian Rupee and the U.S. dollar could have a material adverse effect on our results of operations.

A substantial portion of our revenues are denominated in Rupees. We report our financial results in U.S. dollars. The exchange rates among the Rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.  We do not currently engage in any formal currency hedging of our foreign currency exposure, and our results of operations may be adversely affected if the Rupee fluctuates significantly against the U.S. dollar.

We are a holding company and there are significant limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries and are dependent on dividends or other intercompany transfers of funds from our subsidiaries to finance our operations.  Our subsidiaries have not made significant distributions to the Company and may not have funds available for dividends or distributions in the future.  In addition, we may enter into credit, or other, agreements that would contractually restrict our subsidiaries from paying dividends, making distributions, or making intercompany loans to our parent company or to any other subsidiary.  In particular, our credit agreement requires us to obtain the prior consent of the lender for dividends or other intercompany fund transfers.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations that are available for distribution, are not sufficient to satisfy our ongoing working capital and corporate overhead requirements, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our Chief Executive Officer has outside business interests which could require time and attention.

Eric A. McAfee, our Chairman and Chief Executive Officer, has outside business interests which include his ownership of McAfee Capital.  In addition, Mr. McAfee’s employment agreement requires his devotion of reasonable business efforts and time to the Company.  Furthermore, Mr. McAfee is prohibited from engaging in any competitive employment, occupational or consulting services.  Although Mr. McAfee’s employment agreement requires that he devote reasonable business efforts to our company, this agreement also permits him to devote time to his outside business interests consistent with past practice.  As a result, these outside business interests could interfere with Mr. McAfee’s ability to devote time to our business and affairs.

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

We are subject to covenants and other operating restrictions under the terms of our debt, which may restrict our ability to engage in some business transactions.

Our debt facilities contain covenants restricting our ability, among others, to:

●	incur additional debt;

●	make certain capital expenditures;

●	incur or permit liens to exist;

●	enter into transactions with affiliates;

●	guarantee the debt of other entities, including joint ventures;

●	merge or consolidate or otherwise combine with another company; and

●	transfer, sell or lease our assets

These restrictions may limit our ability to engage in business transactions that may be beneficial to the Company, or may restrict our ability to execute our business plan.  For further information about our debt facilities please see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Operational difficulties at our facilities may negatively impact our business.

Our operations may experience unscheduled downtimes due to technical or structural failure, political and economic instability, terrorism and civil unrest, natural disasters, and other operational hazards inherent to our operations.  These hazards may cause personal injury or loss of life, severe damage to or destruction of property, equipment, or the environment, and may result in the suspension of operations or the imposition of civil or criminal penalties.  Our insurance may not be adequate to cover such potential hazards and we may not be able to renew our insurance on commercially reasonable terms or at all.  In addition, any reduction in the yield or quality of the products we produce could negatively impact our ability to market our products.  Any decrease in the quality, reduction in volume, or cessation of our operations due to these hazards would have a material adverse effect on the results of our business and financial condition.

Our success depends on our ability to manage the growth of our operations.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources and personnel, which if not effectively managed, could impair our growth.  The growth of our business will require significant investments of capital and management’s close attention.  If we are unable to successfully manage our growth, our sales may not increase commensurately with capital expenditures and investments.  Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel.  In addition to our plans to adopt technologies that expand our operations and product offerings at our biodiesel and ethanol plants, we may seek to enter into strategic business relationships with companies to expand our operations.  If we are unable to successfully manage our growth, we may be unable to achieve our business goals, which may have a material adverse effect on the results of our operations and financial condition.

Our mergers, acquisitions, partnerships, and joint ventures may not be as beneficial as we anticipate.

We have increased our operations through mergers, acquisitions, partnerships, and joint ventures and intend to continue to explore these opportunities in the future.  The anticipated benefits of these transactions may take longer to realize than expected, may never be fully realized, or even realized at all.  Furthermore, partnerships and joint ventures generally involve restrictive covenants on the parties involved, which may limit our ability to manage these agreements in a manner that is in our best interest.  Future mergers, acquisitions, partnerships, and joint ventures may involve the issuance of debt or equity, or a combination of the two, as payment for or financing of the business or assets involved, which may dilute ownership interest in our business.  Any failure to adequately evaluate and address the risks of and execute on our mergers, acquisitions, partnerships, and joint ventures could have an adverse material effect on our business, results of operations, and financial position.  In connection with such acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, our management may become distracted from our core business, and we may disrupt relationships with current and new employees, customers and vendors, incur significant debt, or have to delay or not proceed with announced transactions.  The occurrence of any of these events could have an adverse effect on our business.

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

Companies in our industry aggressively protect and pursue their intellectual property rights.  From time to time, we receive notices from competitors and other operating companies, as well as notices from “non-practicing entities,” or NPEs, that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights.  Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property.  It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, or confidential employee, customer or supplier data.  Any of our existing or future patents may be challenged, invalidated or circumvented.

We may not be able to successfully develop and commercialize our technologies, which may require us to curtail or cease our research and development activities.

Since 2007, we have been developing patent-pending enzyme technology to enable the production of ethanol from a combination of starch and cellulose, or from cellulose alone, and in July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  Although, the viability of our technology has been demonstrated in the lab, there can be no assurance that we will be able to commercialize our technology.  To date, we have not completed a large-scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype will occur.  Commercialization risks include economic financial feasibility at commercial scale, availability of funding to complete large-scale commercial prototype, ability of Z-microbeTM to function at commercial scale and ability to obtain regulatory approvals, and market acceptance of product.

Risks related to ownership of our stock

There can be no assurance that a liquid public market for our common stock will exist.

Our shares of common stock are quoted on the OTC Markets electronic over-the-counter trading system.  A very limited number of our shares of common stock trade on a regular basis and there may not be adequate liquidity in our common stock to settle trades at any given time.  There can be no assurance that a regular and established market will be developed and maintained for our common stock.  There can also be no assurance as to the strength or liquidity of any market for our common stock or the prices at which holders may be able to sell their shares.

It is likely that there will be significant volatility in the trading price of our stock.

Market prices for our common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in our operating results and other factors.  Because our business is the operation of our biodiesel and ethanol plants and the future development and operation of next-generation cellulosic ethanol plants, factors that could affect our future stock price, and create volatility in our stock price, include the price and demand for ethanol and biodiesel, the price and availability of oil and gasoline, the political situation in the Middle East, U.S. energy policies, federal and state regulatory changes that affect the price of ethanol or biodiesel, and the existence or discontinuation of legislative incentives for renewable fuels.  Our stock price will also be affected by the trading price of the stock of our competitors, investor perceptions of us, interest rates, general economic conditions and those specific to the ethanol or biodiesel industry, developments with regard to our operations and activities, our future financial condition, and changes in our management.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, Laird Q. Cagan, a former board member, in the aggregate, beneficially own 29.8% of our common stock outstanding.  In addition, the other members of our Board of Directors and management, in the aggregate, excluding Eric McAfee, beneficially own approximately 4.1% of our common stock.  Our lender, Third Eye Capital, acting as principal and an agent, beneficially owns 17.5% of our common stock.  As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions.  See “Security Ownership of Certain Beneficial Owners and Management.”  The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, and could deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

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

The conversion of convertible securities and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment and reduce the voting power of your shares, impede our ability to obtain additional financing and cause us to incur additional expenses.

Our Series B convertible preferred stock is convertible into our common stock.  As of December 31, 2013, there were 2.4 million shares of our Series B convertible Preferred Stock outstanding, convertible into shares of our common stock on one to one ratio.  Certain of our financing arrangements, such as our Subordinated Notes, our line of credit with Laird Cagan, our arrangements with Third Eye Capital and as part of working capital arrangements with JD Heiskell are convertible into, or contain the right to purchase shares of our common stock at fixed prices.  As of December 31, 2013, there were outstanding warrants to purchase 1.6 million shares of our common stock.  Additionally, there are outstanding warrants and options to acquire our common stock issued to employees, directors and others.  As of December 31, 2013, there were outstanding warrants and options to purchase 13.2 million shares of our common stock.

Such securities allow their holders an opportunity to profit from a rise in the market price of our common stock such that conversion of the securities will result in dilution of the equity interests of our common stockholders.  The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our outstanding convertible and other promissory notes, Series B convertible preferred stock, options and warrants. In addition, holders of our outstanding promissory notes and certain warrants have registration rights with respect to the common stock underlying those notes and warrants, the registration of which involves substantial expense.

Item 2.  Properties

North America

Corporate Office.  Our corporate headquarters are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA. The Cupertino facility office space consists of 9,238 rentable square feet.  We occupy this facility under a lease that commenced on June 16, 2009 and ends on May 31, 2015.  From July 2009 through July 2012, we sublet office space consisting of 3,104 rentable square feet to Solargen, Inc., then from June 1, 2013 through present, we sublet office space consisting of 3,104 rentable square feet to Splunk Inc., at a monthly rent rate equal to the rent charged to us by our landlord.

Ethanol Plant in Keyes, CA.  We leased Keyes plant from April 2011 until June 2012 at $250,000 per month.  On July 6, 2012, we acquired Cilion, Inc., including the Keyes, CA ethanol plant, for an aggregate purchase price of (a) $16.5 million of cash and (b) 20 million shares of Aemetis common stock and (c) the right to receive an additional cash amount of $5 million plus interest at the rate of 3% per annum, payable upon the satisfaction by the Company of certain conditions.  Our tangible and intangible assets, including the Keyes, CA ethanol plant, are subject to perfected first liens and mortgages as further described in Note 5 Notes Payable, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Aemetis productively utilizes the majority of the space in these facilities.

Other Properties.  During 2012, we also owned approximately 200 acres of land in Sutton, Nebraska.  The land in Sutton, Nebraska was sold in March 2012.

India

Biodiesel Plant in Kakinada, India.  We own and operate a biodiesel plant with a nameplate capacity of 50 million gallons per year situated on approximately 32,000 square meters of land in Kakinada, India.  The property is located 7.5 kilometers from the local seaport with connectivity through a third-party pipeline to the port jetty.  The pipeline facilitates the importing of raw materials and exporting finished product.  Our tangible and intangible assets, including the Kakinada plant, are subject to liens as further described in Note 5 Notes Payable, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

India Administrative Office.  Our principal administrative, sales and marketing facilities are located in approximately 1,000 square feet of office space in Hyderabad, India which we lease on a month to month rental arrangement.

Aemetis productively utilizes the majority of the space in these facilities.

Item 3.  Legal Proceedings

On March 10, 2011, one of our subsidiaries, Universal Biofuels Pvt. Ltd. (“UBPL”), received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan commencing June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $4 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period. In addition, since the bank demanded payment of the balance, we have classified the entire loan amount as current.  UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate.  The State Bank of India has additionally required the personal guarantee of our Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan.  Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort.  UBPL is filing for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility. In the event that the Company is unable to prevail with the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing company property for recovery of amounts due.

On August 21, 2012, UBS Securities LLC (“UBS”) filed a complaint in the United States District Court for the Southern District of New York against the Company for damages based on a breach of contract theory in connection with the Cilion acquisition transaction.  On January 15, 2013, UBS and the Company entered into a pre-trial settlement agreement where the Company will pay UBS the sum of $2.25 million, payable in monthly installments.  The District Court approved the settlement agreement.  The Company was unable to perform a term of the agreement.  Subsequently, UBS filed a motion for, and the District Court approved, a judgment against the Company in the liquidated amount of $2.3 million which has been accrued by the Company.  UBS has filed post-judgment discovery requests and is actively pursuing enforcement of the judgment.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District for the Eastern District of California – Fresno Division against the Company and its subsidiary, Aemetis Advanced Fuels Keyes, Inc.  The complaint alleges infringement of patent rights assigned to Greenshift that pertain to certain corn oil extraction processes the Company employs.  The corn oil extraction process is licensed to us by Valicor Separation Technologies LLC, formerly called Solution Recovery Services LLC (“SRS”).  The United States Judicial Panel on Multidistrict Litigation (“MDL”) issued a Conditional Transfer Order transferring the complaint to the United States District Court for the Southern District of Indiana because it appeared that the complaint involves questions of fact that are common to over a dozen complaints filed by Greenshift against other defendants that have been pending for over three years.  On September 12, 2013, the Company, along with its subsidiary, filed its answer and counterclaims.  Greenshift is seeking royalties, damages and treble damages and attorney’s fees from the Company, as well as a preliminary and permanent injunction precluding the Company from infringing its patent rights pertaining to certain corn oil extraction processes.  The process provider, SRS, has no obligations to indemnify us.  We estimate that damages being sought in this litigation are based on a reasonable royalty to or lost profits of Greenshift.  If the court deems the case exceptional, attorney’s fees may be awarded and damages with attorney’s fees would likely be $1 million or more.  The Company believes the claims to be without merit and will vigorously defend itself.  If we are not successful in our defense, we would be liable for damages and at least our own attorneys’ fees.  The Company’s counterclaims are expected to include invalidity due to obviousness, non- infringement, and inequitable conduct, which are also presently the subjects of the summary judgment motions pending in the multidistrict litigation.  We are not currently able to predict the outcome of this litigation against the Company with any degree of certainty.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our stock became qualified for quotation on the Over-the-Counter Bulletin Board under the symbol AEBF in 2007 and continued to trade on the Over-the-Counter Bulletin Board until September 24, 2010.  Thereafter, the Company commenced trading on the OTC Market as an OTCQB company under the symbol AMTX, where it continues to trade today.  There is, at present, a very low public market for the Company’s common shares, and there is no assurance that any such market will develop, or if developed, that such market will be sustained.  The Company’s common shares therefore are not a suitable investment for persons who may have to liquidate their investment on a timely basis.

Although quotations for the Company’s common stock appear on the OTC Markets, there is no established public trading market for the common stock.  The following table sets forth the high and low bid prices for our common stock for each full quarterly period during fiscal 2012 and 2013 on the OTC Market.  The source of these quotations is OTCMarkets.com.  The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid
March 31, 2012	$1.00	$0.53
June 30, 2012	$0.85	$0.37
September 30, 2012	$0.82	$0.37
December 31, 2012	$0.73	$0.35
March 31, 2013	$0.83	$0.43
June 30, 2013	$0.59	$0.25
September 30, 2013	$0.45	$0.30
December 31, 2013	$0.32	$0.15

Shareholders of Record

According to the records of Aemetis’ transfer agent, Aemetis had 335 stockholders of record as of February 28, 2014.

Dividends

Aemetis has never declared or paid any cash dividends on its common stock.  Aemetis currently expects to retain any future earnings for use in the operation and expansion of its business and reduce its outstanding debt and does not anticipate paying any cash dividends in the foreseeable future.  Information with respect to restrictions on paying dividends is set forth in Note 5 Notes Payable of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Sales of Unregistered Equity Securities

On October 21, 2013, an option holder exercised an option to purchase an aggregate of 28,837 shares of our common stock at an exercise price of $0.12 to $0.21 per share in a cashless exercise at a cost of 17,872 shares of our common stock.

On October 28, 2013, we issued an aggregate of 1,000,000 shares of our common stock to senior note investors as payment for extension fee in connection with Amendment No. 6 to the Third Eye Capital notes.

On December 13, 2013, we issued an aggregate of 182,000 shares of our common stock to an employee and consultants at market price of $0.22 per share in exchange for services rendered or to be rendered.

On December 31, 2013, we issued an aggregate of 1,000,000 shares of our common stock to senior note investors as payment of supplemental and waiver fees in connection with Amendment No. 6 to the Third Eye Capital notes.

Each of these issuances was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

Item 6.  Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2013 to the twelve months ended December 31, 2012.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  The actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under “Part I, Item 1A.  Risk Factors,” and in other reports we file with the SEC.  All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.  We own and operate a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil and a plant in Keyes, California where we manufacture and produce ethanol, wet distillers’ grain (WDG), condensed distillers solubles (CDS) and corn oil.  In September 2013, we received approval by the US Environmental Protection Agency to produce ethanol using grain sorghum and biogas as well as approval for the Keyes plant to use existing combined heat and power systems to generate higher value Advanced Biofuel Renewable Identification Numbers (RIN’s).  In addition, we are continuing to research the viability of commercializing our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

The operations at our Keyes plant will result in the emission of carbon dioxide into the atmosphere. In 2010, the EPA released its final regulations on the Renewable Fuel Standard Program, or RFS2. We believe the EPA’s final RFS2 regulations grandfather the Keyes facility we operate at its current capacity, however, compliance with future legislation may require us to take action unknown to us at this time that could be costly, and require the use of working capital, which may or may not be available, preventing us from operating as planned, which may have a material adverse effect on our operations and cash flow.

North America

In the second quarter of 2012, we acquired the Keyes, CA ethanol plant which we had previously been operating since April 2011 pursuant to a 5-year lease agreement with Cilion, Inc.  The Keyes plant is a dry mill ethanol production facility currently utilizing corn and grain sorghum as feedstocks.

We produce four products at the Keyes plant:  denatured ethanol, WDG, corn oil and CDS.  In 2013, we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell.  Small amounts of CDS were sold to various local third parties.  Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with local fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between the Company and A.L. Gilbert Co., and is generally determined in reference to the price of dry distillers grains (DDG) and corn.

On January 15, 2013, we temporarily idled the corn grinding and ethanol production activities at our Keyes, California plant due to unfavorable market conditions for corn ethanol production, while we undertook efforts perform maintenance and to restart the plant as an advanced biofuel producer.  This action was in keeping with the Company’s plan to move to advanced biofuel feedstocks and inputs using a recently approved combined grain sorghum and biogas EPA pathway for a significant portion of our operational capacity.  Operations at the ethanol plant were restarted in April 2013.  In September 2013, we received approval by the US Environmental Protection Agency to produce ethanol using grain sorghum and biogas along with the Keyes plant existing combined heat and power (CHP) system to generate higher value Advanced Biofuel Renewable Identification Numbers (RIN’s).

India

During the twelve months ended December 31, 2012 and 2013, we operated our biodiesel plant in India.  However, during 2012 and 2013 our India operations were constrained by funds available from our working capital partner and by diesel price supports by the India government.  In January 2013, the India government reduced subsidies for diesel by increasing the sales price of diesel to bulk purchasers (railways and state transportation corporations) to the market price and by increasing the sales price of diesel to other purchasers at the rate of 45 paisa per liter per month until the price reached the market price.  Our biodiesel pricing is indexed to the price of petroleum diesel, and as such, the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations.

We increased sales at our India plant by diversifying our product lines and our customer base.  In early 2012, we completed the construction of glycerin and oil refining units, which enable us to produce and sell refined glycerin and refined palm oil.  During 2013, we further increased sales with expanded orders from international customers. In addition, we commissioned biodiesel distillation capacity for the biodiesel plant in February 2014 and this allows the India plant to produce quality biodiesel which meets or exceeds international standards.

In addition, we have begun to develop a base of industrial customers who use fatty acid methyl ester (biodiesel) as a specialty chemical for commercial manufacturing.

North America Segment

Revenue

Substantially all of our North America revenues during the years ended December 31, 2013 and 2012 were from sales of ethanol and WDG.  During the twelve months ended December 31, 2013, we produced and sold 42,389,726 gallons of ethanol and 300,666 tons of WDG compared to 53,038,270 gallons of ethanol and 379,662 tons of WDG during the twelve months ended December 31, 2012.

Cost of Goods Sold

Substantially all of our feedstock is procured by J.D. Heiskell.  Our cost of feedstock includes rail, truck, or ship transportation, local basis costs and a handling fee paid to J.D. Heiskell.  Cost of goods sold also includes chemicals, plant overhead and out bound transportation.  Plant overhead includes direct and indirect costs associated with the operation of the ethanol plant, including the cost of electricity and natural gas, maintenance, insurance, direct labor, depreciation and freight.  Transportation includes the costs of in-bound delivery of corn by rail, inbound delivery of grain sorghum by ship, rail, and truck, and out-bound shipments of ethanol and WDG by truck.  In 2013, transportation cost for ethanol and WDG was approximately $0.09 per gallon.

Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, we purchase all of our corn and grain Sorghum from Heiskell.  Title to the corn or grain sorghum passes to us when the corn is ground for processing at our facility and entered into the production process.  The credit term of the corn or grain sorghum purchased from J.D. Heiskell is five days.  J.D. Heiskell purchases our ethanol and WDG on one-day terms.

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

In October 2010, we entered into an exclusive marketing agreement with Kinergy Marketing LLC to market and sell our ethanol and an agreement with A.L. Gilbert to market and sell our WDG.  The agreements expire on August 31, 2014 and December 31, 2014, respectively, and are automatically renewed for additional one-year terms.  Pursuant to these agreements, our marketing costs for ethanol and WDG are less than 2% of sales.

Research and Development Expenses (R&D)

In 2012 and 2013, substantially all of our R&D expenses were related to our research and development activities in Maryland.

India Segment

Revenue

Substantially all of our India segment revenues during the years ended December 31, 2013 and 2012 were from sales of biodiesel and glycerin.  During the twelve months ended December 31, 2013, we sold 19,354 metric tons of biodiesel, 4,913 metric tons of refined glycerin and 3,746 metric tons of refined palm oil compared to 4,127 metric tons of biodiesel, 2,318 tons of refined glycerin, and 7,039 metric tons of refined palm oil during the twelve months ended December 31, 2012.

During 2013, we sold 3,995 metric tons of processed natural refined palm oil (NRPO) to customers.  During 2012, we commissioned our pre-treatment unit, began producing and sold 7,039 metric tons of processed NRPO to customers.  During the portion of the year, we were able to refine crude palm oil into NRPO at a more attractive margin than converting stearin into biodiesel.

Cost of Goods Sold

Cost of goods sold consists primarily of feedstock oil, chemicals, direct costs (principally labor and labor related costs), and factory overhead.  Depending upon the costs of these inputs in comparison to the sales price of biodiesel and glycerin, our gross margins at any given time can vary from positive to negative.  Factory overhead includes direct and indirect costs associated with the plant, including the cost of repairs and maintenance, consumables, maintenance, on-site security, insurance, depreciation and inbound freight.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

	Fiscal Year Ended December 31 (in thousands)
	2013	2012	Increase/(Decrease)	Percentage Change
North America	$144,698	$175,501	$(30,803)	(17.6)%
India	32,816	13,548	19,268	142.2%
Total	$177,514	$189,049	$(11,535)	(6.1)%

North America.  The decrease in revenues in the North America segment for the year ended December 31, 2013 reflects the operation of the Keyes, CA plant for only 9 months in 2013 compared to full year of operation in 2012. In addition, the shorter operation cycle in 2013 reduced our gallons sold in ethanol and WDG by 20% and 2% respectively, however the decrease in revenues were partially offset by an increase in the average price per gallon in ethanol of 5% but increased by a reduction in the price of WDG by 3%. For the year ended December 31, 2013, we generated approximately 77% of revenues from sales of ethanol and 21% of revenues from sales of WDG and 2% of revenues from corn oil and syrup sales compared to 76% of revenues from sales of ethanol and 22% of revenues from sales of WDG for the year ended December 31, 2012.  For the year ended December 31, 2013, plant operations averaged 103% of nameplate capacity for nine months of operations compared to 96% for the twelve months of operations in 2012 due to a decision by management to slow down production during the last quarter of 2012 in response to unfavorable market conditions.

India.  The increase in revenues in the India segment for the year ended December 31, 2013 reflects (i) an increase in the amount of biodiesel produced and sold as a result of consistent sales into the domestic market and several sales to one international customer during the year ended December 31, 2013 compared to no international sales during the year ended December 31, 2012, (ii) continuing stronger sales of the refined glycerin unit (iii) a decrease in sales of natural refined palm oil (NRPO) and an increase in sales of  crude palm oil.  We sold 19,354 metric tons of biodiesel and 4,913 metric tons of refined glycerin, which reflects an increase of 369% and 115%, respectively, over 2012, while the price decreased by 26% and 4%, respectively, in 2013 compared to 2012. In addition, we sold 8,222 metric tons of RPO/Stearin in 2013 compared to 6,552 metric tons in 2012, while the average price decreased by 140%. Also, we sold 2,000 metric tons of CPO, which made up 1% of our total India revenue in 2013. For the year ended December 31, 2013, we generated approximately 55% of revenue from sales of biodiesel (methyl ester), 14% of revenue from sales of glycerin and 31% of revenue from sales of NRPO and crude palm oil, compared to 31% of revenue from sales of biodiesel, 16% of revenue from sales of glycerin and 53% of revenue from sales of NRPO for the year ended December 31, 2012.

Cost of Goods Sold

	Fiscal Year Ended December 31 (in thousands)
	2013	2012	Increase/(Decrease)	Percentage Change
North America	$130,498	$183,784	$(53,286)	(29.0)%
India	28,722	14,191	14,531	102.4%
Total	$159,220	$197,975	$(38,755)	(19.6)%

North America.  We ground 15.0 million bushels of corn and grain sorghum during the year ended December 31, 2013 compared to 18.6 million bushels of corn during the twelve months ended December 31, 2012.  Our cost of feedstock on a per ton basis decreased by 14% for the twelve months ended December 31, 2013 as compared to 2012.  The decrease in costs of goods sold between the twelve months ended December 31, 2013 and 2012 reflects the idling of the Keyes, CA plant from January 15, 2013 through April 22, 2013 compared to twelve months of operations during the year ended December 31, 2012.

India.  The increase in cost of goods sold reflects the increase in sales of biodiesel and refined glycerin revenue in 2013. In addition, the cost of NRPO increased on an average of 21% per ton basis in 2013 compared to 2012. Even though, the cost of goods sold increased, gross margins were positive in 2013 due to higher volume sales in biodiesel and refined glycerin compared to 2012 which had negative gross margins due to higher raw material costs and lower finished goods prices in 2012.  We processed 4,014 metric tons of refined palm oil (RPO) and 3,851 metric tons of crude glycerin during the twelve months ended December 31, 2013 to produce 19,796 metric tons of biodiesel and 4,972 metric tons of refined glycerin compared to the processing of 4,745 metric tons of refined palm oil and 1,313 metric tons of crude glycerin to produce 4,047 metric tons of biodiesel and 2,332 metric tons of refined glycerin during the 2012.

Operating Expenses

R&D

	Fiscal Year Ended December 31 (in thousands)
	2013	2012	Increase/(Decrease)	Percentage Change
North America	$539	$620	$(81)	(13.1)%
India	-	-	-	-
Total	$539	$620	$(81)	(13.1)%

The decrease in R&D expense in our North America segment in 2013 primarily came from lower legal costs compared to 2012 offset by the increase in amortization expense in 2013.  Legal costs in 2012 related principally to the acquisition of Zymetis in 2012.

SG&A

	Fiscal Year Ended December 31 (in thousands)
	2013	2012	Increase/(Decrease)	Percentage Change
North America	$12,428	$10,922	$1,506	13.8%
India	2,847	691	2,156	312.0%
Total	$15,275	$11,613	$3,662	31.5%

North America.  The increase in SG&A in the year ended December 31, 2013 was primarily attributable to:( i) reclassification of fixed costs from cost of goods sold to SG&A in early 2013 related to idling of the plant of approximately $2.5 million, (ii) stock compensation expense of approximately $0.7 million, (iii) $0.2 million in payroll expense, and, (iv) $0.2 million in other miscellaneous expense.  These increases for the year ended December 31, 2013 compared with 2012 were offset by decreases in (i) financial advisory service fees of $1.9 million and (ii) marketing fees of $0.3 million.

India.  Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited.  These fees are computed as a percentage of operating profits.  For the year ended December, 2013 and 2012, we incurred approximately $0.9 million and $0.1 million in operational support fees and incurred salary and related expenses of approximately $0.4 million and $0.2million, respectively.  Additionally, during the year ended December 31, 2013, year- over-year spending increased by $0.5 million due to increase in commission, travelling, and selling expenses.

Other Income/Expense

Other income (expense) consisted of the following items:

●
Interest expense is attributable to debt facilities of the Company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., AE Advanced Fuels Keyes, Inc. and interest accrued on the complaint filed by Cordillera Fund, L.P.  These debt facilities included revenue participation fees, warrants issued as fees and the payment of other fees and discount fees, which are amortized under amortization expense.  The fair value of stock and warrants are amortized through amortization expense, except when the extinguishment accounting method is applied, where refinanced debt costs are recorded through the extinguishment expense account.  We incurred interest, amortization and loss on debt extinguishment expense of approximately $28.0 million for the twelve months ended December 31, 2013 ($0.8 million from India loans and $27.2 million from North America loans) compared to $26.7 million for the twelve months ended December 31, 2012 ($4.4 million from India loans and $22.3 million from North America loans) principally due to the additional debt associated with the acquisition of the Keyes, CA plant.

●
On July 6, 2012 we acquired Cilion, Inc. through a merger.  The excess of the fair value of the assets acquired gave rise to a gain on bargain purchase accounting of $42.3 million for the year ended December 31, 2012.

●
Some of the equipment acquired during the Cilion merger sold for a gain of $0.1 million and some of the equipment was classified as held for sale during 2012.  The equipment held for sale was sold for a gain of $0.2 million during 2013.

●	During 2012 we sold our land holding in Sutton, Nebraska at a gain of $236,830.

●	During 2013, we settled several past outstanding liabilities and accordingly recognized a gain of $0.6 million in other income.

Liquidity and Capital Resources

2013

During the first half of 2013, when our plant in Keyes, CA was idle, we funded our operations primarily from borrowings under our credit facilities.  Upon restart of the Keyes, CA plant, we were able to fund operations of the company through the operations of this plant.  Increasing profitability from operations allowed us to repay certain accrued interest to the benefit of our senior lender and by generating  excess cash allowing payments against the principal portion of the senior debt.

Cash and Cash Equivalents

Cash and cash equivalents were $4.9 million at December 31, 2013, of which $3.8 million was held in our North American entities and $1.1 million was held in our Indian subsidiary. Our current ratio at December 31, 2013 was 0.35 compared to a current ratio of 0.13 at December 31, 2012.

The EB-5 program allows for the issuance of up to 72 subordinated convertible promissory notes, each in the amount of $500,000 due and payable four years from the date of the note for a total aggregate principal amount of up to $36,000,000. Deposits held in escrow pending investor approval by the U.S. Citizenship and Immigration Services were $3,000,000 at December 31, 2013. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$4,925,820	$290,603
Current assets (including cash, cash equivalents, and deposits)	12,706,908	6,845,449
Current liabilities (including short term debt)	36,116,546	57,835,203
Short and long term debt	91,758,183	70,045,595

Our principal sources of liquidity have been borrowings under various debt arrangements and cash provided by operations. Our principal uses of cash have been to finance working capital, to service indebtedness, the acquisition of the Keyes plant and other capital expenditures.  We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all. For additional discussion of our various debt arrangements see Note 5.  Notes Payable of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

During the months representing the second half of 2013 and the first two months of 2014, we have experienced a continued increase in the spread between the prices of ethanol and WDG and the prices of corn and natural gas, which has improved our results of operations.  This favorable spread is driven by a strong corn harvest in the fall of 2013 resulting in lower corn costs, domestic export of ethanol into the international market and favorable logistics for ethanol producers in our region.  We operate in a volatile market for which we have little control over the major components of production costs and product revenues.   As such, we expect that cash provided by operating activities will fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, biodiesel, NPRO and natural gas.  To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and palm oil and energy costs narrow, we may require additional working capital to fund operations.  For additional discussion, see “Part I—Item 1A Risk Factors.”

Management believes that through:  (i) operating the Keyes plant in the current positive operating margin environment, (ii) continuing to incorporate lower-cost non-food advanced biofuels feedstock at the Keyes plant, such as grain sorghum, thereby increasing operating margins, (iii) selling additional EB-5 Notes, (iv) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (v)  securing higher volumes of international shipments from the Kakinada plant, and (vi) continuing to expand the domestic India markets as the subsidy on diesel is reduced, the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future however there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings  or otherwise, on favorable terms when required, or at all.

At December 31, 2013, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital financing arrangements equaled approximately $72,286,000.  No amounts remained available to be drawn under the Third Eye Capital financing arrangements as of December 31, 2013. The current maturity date for all of the Third Eye Capital financing arrangements is July 6, 2014, although we have the option to extend the maturity date until January 2015.  We intend to pay the notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.  We have engaged an investment bank to assist with exploring financing alternatives.  We believe that we should be able to refinance our senior debt facility with commercial rates commensurate with our current credit profile.

Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities in the past as described in further detail in Note 5.  Notes Payable of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

During the months of December 2013, January 2014 and February 2014, we used cash flows from operations to fund our operations and made principal payments of $7,500,000 against the Revolving Credit Facility with our senior lender.

We also rely on our working capital lines with J.D. Heiskell in California and Secunderabad Oil, Limited, in India to fund our commercial arrangements for the acquisitions of feedstock.  J.D. Heiskell currently provides us with working capital for our California ethanol plant and Secunderabad Oil, Limited currently provides us with working capital for our Kakinada facility.  The ability of both J.D. Heiskell and Secunderabad to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

During the twelve months ended December 31, 2013, current and long term debt increased $21.7 million primarily due to (i) accrued interest net of payments of $7.0 million associated with existing and amended agreements with our senior lender, sub debt, and India debts, (ii) additional borrowings net of payment of $4.4 million received from our senior lender and $0.4 million in working capital loans from our working capital arrangement with Secunderabad Oils Limited, (iii) accrued fees on waivers with our senior lender of $8.1 million (iv) additional borrowings net of payment of $0.3 million from subordinated lenders.  The increase in current and long term debt was offset by decreases due to:  (i) payment of principal by issuance of common stock, and (ii) repayment of working capital loans from inventory sales.  Additionally, Amendment No. 6 allowed for the senior secured Third Eye Capital notes to continue to be classified as long term due to the waivers on certain note covenants and right to exercise extension of the maturity date of these notes.  Current assets increased $5.8 million primarily due to a (i) $4.6 million increase in cash from North America and India operations (ii) $1.4 million increase in accounts receivable driven from growth in sales (iii) $0.5 million decrease in inventory and (iv) $0.3 million increase in prepaids and other assets.

Net cash used in operating activities during the twelve months ended December 31, 2013 was $1.7 million consisting of non-cash charges of $22.3 million, net changes in operating assets and liabilities of $0.5 million, and net loss of $24.4 million. The non-cash charges consisted of: (i) $12.7 million in amortization of debt issuances and patents, (ii) $4.6 million in depreciation expenses, (iii) $1.8 million in stock-based compensation expense and (iv) $3.7 million in loss on extinguishment of debt. Net changes in operating assets and liabilities consisted primarily of an increase in accrued interest of $7.0 million partially offset: (i) $5.4 million decrease in accounts payable, (ii) $1.5 million decrease in accounts receivable, (iii) $0.8 million increase in other liabilities, (iv) $0.7 million decrease in other assets, and (v) $0.2 million increase in inventory.

Cash provided by investing activities of $0.2 million primarily from $1.5 million proceeds from sale of equipment, offset by $1.3 million in capital purchases of equipment.

Cash provided by financing activities of $6.2 million resulted primarily from: (i) proceeds from secured debt facilities of $4.8 million, (ii) proceeds from unsecured and sub-debt term notes and working capital lines of credit of $5.7 million, offset by $5.4 million in payments, and (iii) proceeds from the issuance of common stock of $1.1 million.

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

Convertible Instruments

During 2010, we modified our revolving line of credit with Laird Cagan to add a beneficial conversion feature (BCF) in exchange for Mr. Cagan agreeing to subordinate the line of credit to another lender.  The fee paid and BCF were recorded at fair value and amortized over the remaining term of the line of credit.  Since the BCF also included a conversion feature allowing for any future interest accrued being convertible, interest was recorded on a daily valuation methodology at the commitment date and each day thereafter over the life of the loan.  The intrinsic value was calculated as the difference between the conversion price of $0.05 per share and the market price on each day multiplied by the number of shares convertible.  This difference is deferred as a debt discount and amortized over the remaining life of the debt.  The Company’s Board of Directors approved the conversion option on September 2, 2010, which became the commitment and measurement date for the outstanding interest and fees.  Line of credit accrued daily interest through October 27, 2011 with a right to convert outstanding interest and fee at $0.05 per share.  Beginning October 1, 2011, the BCF of daily interest was measured and recorded as a debt discount each day using the average of 22 days of trailing closing stock prices as quoted on the OTC markets.  This fee was also treated as a fee and amortized over the remaining term of the line of credit, which at the time matured on June 30, 2011.  On July 1, 2011 the line of credit maturity was extended to July 1, 2012 by adding a five percent of loan balance waiver fee to the outstanding balance.  Effective on July 1, 2012 the line of credit maturity was extended to July 1, 2014 by adding a five percent waiver fee to the outstanding loan balance. On April 18, 2013, the Company issued 1,826,547 shares of common stock and transferred an existing deposit held by Aemetis Advanced Fuels Keyes, Inc. in the amount of $170,000, as payment for $991,946 of interest and fees outstanding under this revolving line of credit and issued new term notes to two non-related parties in the amount of $560,612 for payment of the remaining principal, interest and fees.

Testing for Modification or Extinguishment Accounting

During 2013 and 2012 we evaluated amendments to our debt under the ASC 470-50 guidance for modification and extinguishment accounting.  This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances where our future cash flows changed more than 10 percent, we fair valued our debt based on factors available to us for similar borrowings and used the extinguishment accounting method to account for debt.

Warrant Liability Accounting

Certain common stock warrants issued in the Company’s equity financing are classified as liabilities under ASC 480.  The Company uses Black-Scholes option pricing model as its method of valuation for warrants subject to warrant liability accounting.  Warrants subject to liability accounting are valued on the date of issuance and re-measured at the end of each reporting period with the change in value reported in the Company’s consolidated statement of operations.  The determination of fair value as of the reporting date is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the security and risk-free interest rate.  In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities, which we estimated based upon the remaining term of the warrant.  The primary factors affecting the fair value of the warrant liability are the Company’s stock price and volatility.  The Black-Scholes option pricing model requires the input of highly subjective assumptions.  Other reasonable assumptions in the pricing model could provide differing results.

Recently Issued Accounting Pronouncements

Effective January 1, 2013, the FASB issued amended guidance in ASC Topic 210, Balance Sheet.  The amended guidance addresses disclosure of offsetting financial assets and liabilities.  It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement.  The update is applied retrospectively and do not impact the Company’s financial position or results of operations.

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements based on the guidance in ASC Topic 220, Comprehensive Income.  The amended guidance requires entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income by component and (2) significant items reclassified out of accumulated other comprehensive income by presenting the amount reclassified and the individual income statement line items affected.  The update is applied prospectively and do not impact our financial position or results of operations.

In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists.  Under the new standard update, unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward.  This accounting standard update will be effective for the Company beginning in the first quarter of 2015 and applied prospectively with early adoption permitted.  The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.  Financial Statements and Supplementary Data

Financial Statements are listed in the Index to Consolidated Financial Statements on page 49 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting since our last filing through December 31, 2012, in response to the identified material weaknesses.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified are:

(1)	Ineffective controls exist to ensure that the accounting and reporting for complex accounting transactions are recorded in accordance with GAAP.

●
A number of significant audit adjustments were made to the general ledger, which collectively could have a material effect on the financial statements.  These adjustments were made up of entries to properly record the carrying value of debt issue costs, warrant accounting and various other adjustments summarized in our Report to the Audit Committee communication.

●
As part of our review of the financial statements included in the 10-K, we also made significant revisions to the statement of  cash flows and various notes to the financial statements, which indicate that additional controls over disclosures need to be evaluated.

Remediation

As part of our ongoing remedial efforts, we have and will continue to, among other things:

(1)	Increase our efforts to educate both our existing and expanded accounting policy and control organization on the application of the internal control structure;

(2)	Emphasize with management the importance of our internal control structure;

(3)	Seek outside consulting services where our existing accounting policy and control organization believes the complexity of the existing exceeds our internal capabilities.

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

Item 9B.  Other Information

On January 1, 2014, the May 23, 2013 Subordinated Note maturity was extended until the earlier of (i) June 30, 2014; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25,000,000; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 300,000 in common stock warrants were granted with a term of five years and an exercise price of $0.001 per share. We evaluated these Jan 1, 2014 amendments and the refinancing terms of the Note and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loan was extinguished and as a result a loss on debt extinguishment of approximately $115,000 was recorded in January 2014. See Note 18 – Subsequent Events.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information about the Directors

Set forth below is information regarding our directors:

Name	Age	Position	Director Since
Eric A. McAfee	51	Chief Executive Officer and Chairman of the Board	2006
Francis P. Barton	67	Director	2012
John R. Block	79	Director	2008
Dr. Steven W. Hutcheson	60	Director	2011
Harold Sorgenti	79	Director	2007

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

Francis Barton was appointed to the Company’s Board on August 2, 2012.  From 2008 to present, Mr. Barton served as Chief Executive Officer in the consulting firm Barton Business Consulting LLC.  Prior to this, Mr. Barton served as the Executive Vice President and Chief Financial Officer of UTStarcom, Inc. from 2005 through 2008 and as a director from 2006 through 2008.  From 2003 to 2005, Mr. Barton was Executive Vice President and Chief Financial Officer of Atmel Corporation.  From 2001 to 2003, Mr. Barton was Executive Vice President and Chief Financial Officer of Broadvision Inc.  From 1998 to 2001, Mr. Barton was Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc.  From 1996 to 1998, Mr. Barton was Vice President and Chief Financial Officer of Amdahl Corporation.  From 1974 to 1996, Mr. Barton worked at Digital Equipment Corporation, beginning his career as a financial analyst and moving his way up through various financial roles to Vice President and Chief Financial Officer of Digital Equipment Corporation’s Personal Computer Division.  Mr. Barton holds a B.S. in Interdisciplinary Studies with a concentration in Chemical Engineering from Worcester Polytechnic Institute and an M.B.A. with a focus in finance from Northeastern University.  Mr. Barton served on the board of directors of ON Semiconductor from 2008 to 2011.  Mr. Barton has served on the Board of Directors of SoSo Cards since January 2013.  He is also serving on the Board of Inventergy since January 2014 to the present, and is the Chairman of its Audit Committee, and a member of its Compensation, Governance and Nominating Committee.

Mr. Barton serves as the Chairman of the Audit Committee and as a member of the Governance, Compensation and Nominating Committee of the Company.  His experience as Executive Vice President and Chief Financial Officer as well as his extensive financial background qualify him for the position.

John R. Block has served as a member of the Company’s Board of Directors since October 16, 2008.  From 1981 to 1986, Mr. Block served as United States Secretary of Agriculture under President Ronald Reagan.  He is currently an Illinois farmer and a Senior Policy Advisor to Olsson Frank Weeda Terman Bode Matz PC, an organization that represents the food industry, a position Mr. Block has held since January 2005.  From January 2002 until January 2005, he served as Executive Vice President at the Food Marketing Institute, an organization representing food retailers and wholesalers.  From February 1986 until January 2002, Mr. Block served as President of Food Distributors International.  Mr. Block is currently a member of the board of directors of Digital Angel Corporation and Metamorphix, Inc.  Mr. Block previously served on the board of directors of each of Deere and Co., Hormel Foods Corporation and Blast Energy Services, Inc.  Mr. Block received his Bachelor of Arts degree from the United States Military Academy.  His experience with agricultural commodities and his understanding of political affairs qualify him for the position.

Dr. Steven W. Hutcheson was appointed to the Company’s Board of Directors in July 2011.  From 1984 to present, Dr. Hutcheson served as a Professor for the University of Maryland in the Department of Molecular and Cell Biology.  He also served as Founder, Chief Executive Officer from 2006-2008 and Chief Technical Officer of Zymetis, Inc. until its acquisition by AE Biofuels on July 1, 2011.  Dr. Hutcheson received his A.B. in Biology from the University of California at Santa Cruz and his Ph.D. in Plant Physiology from the University of California at Berkeley.  Dr. Hutcheson also serves as a member of the Governance, Compensation and Nominating Committee.  His deep technical understanding of the impact of molecular and cell biology and his ability to assess the technical aspects of commercializing these microbes qualify him for the position.

Harold Sorgenti was appointed to the Company’s Board of Directors in November 2007.  Since 1998, Mr. Sorgenti has been the principal of Sorgenti Investment Partners, a company engaged in pursuing chemical investment opportunities.  Sorgenti Investment Partners acquired the French ethanol producer Societè d’Ethanol de Synthëse (SODES) in partnership with Donaldson, Lufkin & Jenrette in 1998.  Prior to forming Sorgenti Investment Partners, Mr. Sorgenti served as president of ARCO Chemical Company, including leadership of the 1987 initial public offering of the company.  Mr. Sorgenti is also the founder of Freedom Chemical Company.  Mr. Sorgenti is a former member of the board of directors of Provident Mutual Life Insurance Co. and Crown Cork & Seal.  Mr. Sorgenti received his B.S. in Chemical Engineering from City College of New York in 1956 and his M.S. from Ohio State University in 1959.  Mr. Sorgenti is the recipient of honorary degrees from Villanova, St. Joseph’s, Ohio State, and Drexel Universities.  His prior experience leading a public chemical company, his knowledge of the chemical markets, and his prior service as a board member qualify him for the position.

The Board of Directors held twelve meetings during fiscal year 2013.  Each of the foregoing directors attended 100% of the meetings of our Board of Directors.  No family relationship exists between any of the directors or executive officers of the Company.

Information about the Executive Officers

Set forth below is information regarding our executive officers:

Name	Age	Position
Eric A. McAffe	51	Chief Executive Officer and Chairman of the Board
Andrew B. Foster	48	Executive Vice President and Chief Operating Officer
Sanjeev Gupta	54	Executive Vice President and Managing Director, Chairman and President of Universal Biofuels Private, Ltd.
Todd Waltz	52	Executive Vice President, Chief Financial Officer and Secretary

Eric A. McAfee Chief Executive Officer and Chairman of the Board (See “Information about the Directors” above).

Andrew B. Foster (48) joined American Ethanol in March 2006 and currently serves as Executive Vice President of Aemetis, Inc. and President and Chief Operating Officer of Aemetis Advanced Fuels Keyes, Inc., a wholly owned subsidiary.  Prior to joining the Company, Mr. Foster served as Vice President of Corporate Marketing for Marimba, Inc. an enterprise software company, which was acquired by BMC Software in July 2004.  From July 2004, until April 2005, Mr. Foster served as Vice President of Corporate Marketing for the Marimba product line at BMC.  In April 2005, Mr. Foster was appointed Director of Worldwide Public Relations for BMC and served in that capacity until December 2005.  From May 2000 until March 2003, Mr. Foster served as Director of Corporate Marketing for eSilicon Corporation, a fabless semiconductor company.  Mr. Foster also served as Associate Director of Political Affairs at the White House from 1989 to 1992, and Deputy Chief of Staff to Illinois Governor Jim Edgar from 1995 to 1998.  Mr. Foster holds a Bachelor of Arts degree in Political Science from Marquette University in Milwaukee, Wisconsin.

Sanjeev Gupta joined Aemetis, Inc. in September 2007 as an executive with the Company’s marketing subsidiary, Biofuels Marketing, Inc. and managed the completion of construction of the Company’s biodiesel production facility in Kakinada, India.  Mr. Gupta has served as the Managing Director, Chairman and President of the Company’s wholly-owned Indian biodiesel subsidiary, Universal Biofuels Private, Ltd. (“UBPL”) since 2009.  Mr. Gupta received an MBA degree from the Faculty of Management Studies, University of Delhi and holds a Bachelor of Science degree (honors) from University of Delhi.

Todd A. Waltz served as our Chief Financial Officer since March 12, 2010.  From 2007 until March 12, 2010, Mr. Waltz served as the Company’s Corporate Controller.  From 1994 to 2007, Mr. Waltz served in a variety of senior financial management roles with Apple, Inc. in Cupertino, CA.  Prior to Apple, Mr. Waltz worked with Ernst & Young.  Until November 2013, Mr. Waltz served as Chief Executive Officer and sole Board member of Vision Global Solutions, Inc. (OTC:  VIGS).  Mr. Waltz is a Certified Public Accountant (inactive) in the state of California.  Mr. Waltz holds a Bachelor of Arts degree from Mount Union College, an MBA from Santa Clara University and a Master of Science degree in Taxation from San Jose State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing Forms 5, we believe during the year ended December 31, 2013 that each of our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements Except the following executive officers, directors and greater than 10% shareholders that filed late reports and/or did not report transactions on a timely basis as follows:

Mr. Eric McAfee has 4 late reports and 3 transactions that were not reported on a timely basis; Mr. Barton has 2 late reports and 2 transactions that were not reported on a timely basis; Mr. Block has 2 late reports and 2 transactions that were not reported on a timely basis; Mr. Hutchison has 2 late reports and 2 transactions that were not reported on a timely basis;  Mr. Sorgenti has 2 late reports and 2 transactions that were not reported on a timely basis; Mr. Waltz has 2 late reports and 2 transactions that were not reported on a timely basis; Mr. Foster has 2 late reports and 2 transactions that were not reported on a timely basis; Mr. Gupta has 2 late reports and 2 transactions that were not reported on a timely basis; Mr. Laird Cagan has 2 late reports and 2 transactions that were not reported on a timely basis; McAfee Capital, LLC has 4 late reports and 3 transactions that were not reported on a timely basis;  Sprott, Inc. has 1 late report; and Sprott Private Credit Trust has 1 late report.

In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to Aemetis, Inc. and the written representations of its directors and executive officers.

Committees of the Board of Directors

The Board of Directors has the following standing committees:  (1) Audit and (2) Governance, Compensation and Nominating.  The Board of Directors has adopted a written charter for each of these committees, copies of which can be found in the Investor Relations section of our website at www.aemetis.com.  The Board of Directors has determined that all members of both committees of the Board of Directors are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect.

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

Audit Committee.

The Audit Committee (i) oversees our accounting, financial reporting and audit processes; (ii) appoints, determines the compensation of, and oversees, the independent auditors; (iii) pre-approves audit and non-audit services provided by the independent auditors; (iv) reviews the results and scope of audit and other services provided by the independent auditors; (v) reviews the accounting principles and practices and procedures used in preparing our financial statements; (vi) reviews our internal control and (vi) oversees, considers and approves related party transactions.

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

Each of the Audit Committee members is an independent director within the meaning set forth in the rules of the SEC and Nasdaq, as currently in effect.  In addition, the Board of Directors has determined that Mr. Barton is an “audit committee financial expert” as defined by SEC and Nasdaq rules, as currently in effect.

A copy of the Audit Committee’s written charter is available in the Investor Relations section of our website at www.aemetis.com.  The Audit Committee held five (5) meetings during fiscal year 2013.  Each director who is a member of the Audit Committee attended at least 75% of the aggregate number of meetings of the Audit Committee during fiscal year 2013.

AUDIT COMMITTEE REPORT

The following is the report of the Audit Committee of the Board of Directors.
The Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2013 with our management.  In addition, the Audit Committee has discussed with, our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communications with Audit Committee).  The Audit Committee also has received the written disclosures and the letter as required by the Public Company Accounting Oversight Board Rule 3526 “Communications with Audit Committees Concerning Independence” and the Audit Committee has discussed the independence of that firm.

Based on the Audit Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended 2013.

Respectfully submitted by:

Francis Barton (Chair)
Harold Sorgenti
John R. Block

Governance, Compensation and Nominating Committee

The Governance, Compensation and Nominating Committee (i) reviews and approves corporate goals and objectives relevant to the CEO’s compensation, evaluates the CEO’s performance relative to goals and objectives and sets the CEO’s compensation annually; (ii) makes recommendations annually to the Board of Directors with respect to non-CEO compensation; (iii) considers and periodically reports on matters relating to the identification, selection and qualification of the Board of Directors and candidates nominated to the Board of Directors and its committees; (iv) develops and recommends governance principles applicable to the Company; and (v) oversees the evaluation of the Board of Directors and management from a corporate governance perspective.

During 2013, Francis Barton, Dr. Hutcheson and Harold Sorgenti served as members of the Governance, Compensation and Nominating Committee with Mr. Sorgenti serving as Chairman.  Each current member of the Governance, Compensation and Nominating Committee is an independent director within the meaning set forth in the rules of the SEC and Nasdaq, as currently in effect.

The Governance, Compensation and Nominating Committee consider properly submitted stockholder recommendations for candidates for membership on the Board of Directors as described below under “Identification and Evaluation of Nominees for Directors.”  In evaluating such recommendations, the Governance, Compensation and Nominating Committee seeks to achieve a balance of knowledge, experience and capability on the Board of Directors and to address the membership criteria set forth under “Director Qualifications.”  Any stockholder recommendations proposed for consideration by the Governance, Compensation and Nominating Committee should include the candidate’s name and qualifications for membership on the Board of Directors and should be addressed to the attention of our Corporate Secretary — re:  stockholder director recommendation.

Director Qualifications.  The Governance, Compensation and Nominating Committee does not have any specific, minimum qualifications that must be met by a Governance, Compensation and Nominating Committee-recommended nominee, but uses a variety of criteria to evaluate the qualifications and skills necessary for members of our Board of Directors, including capability, availability to serve, diversity, independence and other factors.  Under these criteria, members of the Board of Directors should have the highest professional and personal ethics and values.  A director should have broad experience at the policy-making level in business, government, education, technology or public interest.  A director should be committed to enhancing stockholder value and should have sufficient time to carry out their duties, and to provide insight and practical wisdom based on their past experience.  A director’s service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform their director duties responsibly.  Each director must represent the interests of Aemetis stockholders.

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

In 2013, the Governance, Compensation and Nominating Committee held three (3) meetings, two (2) of which were regularly scheduled meetings and one (1) of which was a special meeting.  Each director who is a member of the Governance, Compensation and Nominating Committee attended at least 75% of the aggregate number of meetings of the Committee during fiscal year 2013.

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

Insider Trading Policy

Our board of directors adopted an insider trading policy that applies to all of its directors, officers and employees including our principal executive officer, principal financial officer, and principal accounting officer that applies to all trading except the exercise of stock options for cash under our stock option plan and the purchase of shares under an employee stock purchase plan, should we adopt such a plan.  The insider trading policy addresses various issues such as trading on material nonpublic information, tipping, confidentiality, 10b5-1 programs, disciplinary actions, trading windows, pre-clearance of trades, prohibition against short swing profits and individual responsibilities under the policy.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities for the fiscal years 2012 and 2013 to (i) the Company’s Chief Executive Officer, and (ii) the Company’s other two most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option/ Warrant Awards(1) ($)	Total Compensation ($)
Eric A. McAfee, Chief (2) Executive Officer	2013	180,000		-	180,000
	2012	180,000		-	180,000

Andrew B. Foster, Executive Vice President	2013	180,000	9,000	76,262	265,262
	2012	180,000		84,047	264,047

Sanjeev Gupta, Executive Vice President	2013	180,000	9,000	184,394	373,394
	2012	180,000		84,047	264,047

Todd A. Waltz, Chief Financial Officer	2013	180,000	9,000	184,394	373,394
	2012	180,000		84,047	264,047

(1)
These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options).  This column represents the aggregate grant date fair value of stock options and warrants granted during fiscal year 2013 and 2012 to each of the named executive officers, in accordance with ASC Topic 718 Compensation.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  The assumptions made when calculating the amounts in this table are found in Note 11 (Stock Based Compensation) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K

(2)	Mr. McAfee’s compensation is solely for his services as an Executive Officer and he does not receive any compensation for his services as Chairman of the Board of Directors

Outstanding Equity Awards at 2013 Fiscal Year End

The following table shows all outstanding equity awards held by the named executive officers at the end of fiscal year 2013:

		Option/Warrant Awards
Name	Award Date	No. of Securities underlying unexercised options (#) exercisable	No. of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: # of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Andrew B. Foster	08/02/13	150,000 (4)			0.40	8/3/18
	03/14/13	16,667 (2)	83,333		0.65	3/13/18
	11/05/12	100,000 (2)	200,000		0.55	11/05/17
	12/09/10	8,837 (1)			0.12	12/08/15
	12/09/10	41,163 (1)			0.13	12/15/15
	3/17/10	50,000 (1)			0.21	3/17/15
	5/21/09	480,000 (1)			0.16	5/20/14
	7/17/07	300,000 (1)			3.00	7/16/17

Sanjeev Gupta	08/02/13	300,000 (4)			0.40	8/3/18
	03/14/13	50,000 (2)	250,000		0.65	3/13/18
	11/05/12	100,000 (2)	200,000		0.55	11/05/17
	12/09/10	32,404 (2)	2,946		0.12	12/08/15
	12/09/10	164,650 (1)			0.13	12/15/15
	3/17/10	100,000 (1)			0.21	3/17/15
	5/21/09	500,000 (1)			0.16	5/20/14

Todd A. Waltz	08/02/13	300,000 (4)			0.40	8/3/18
	03/14/13	50,000 (2)	250,000		0.65	3/13/18
	11/05/12	100,000 (2)	200,000		0.55	11/05/17
	12/09/10	39,769 (2)	13,255		0.12	12/08/15
	12/09/10	246,976 (1)			0.13	12/15/15
	3/17/10	600,000 (1)			0.21	3/17/15
	5/21/09	220,000 (1)			0.16	5/20/14

(1)	These shares were vested fully according to the grant and agreement terms and were exercisable according to terms of the agreement.
(2)	One-twelfth (1/12) of the shares subject to the option vest every three months from the date of grant.
(3)
Fifty percent (50%) of the shares subject to the option were exercisable on the date of grant and one-twenty-fourth (1/24) of the shares subject to the option vest every three months from the date of grant.

(4)	Warrants issued and fully vested on the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE-IN-CONTROL ARRANGEMENTS

We are party to the following agreements with our named executive officers:

Eric A. McAfee

Effective September 1, 2011, the Company entered into a three year Employment Agreement with Mr. McAfee in connection with his continuing responsibilities as Chief Executive Officer.  Under Mr. McAfee’s employment agreement, he receives an annual salary of $180,000 per year.  In addition, Mr. McAfee is entitled to an annual cash bonus in an amount determined by the Board of Directors based upon attainment of certain performance milestones.  The initial term of the Mr. McAfee’s employment agreement is for three years with automatic one-year renewals thereafter, unless terminated by either party on sixty days’ notice prior to the end of the then-current period.  In addition, Mr. McAfee was required to enter into a confidentiality and invention assignment agreement in connection with the commencement of his employment.

If, prior to a Change in Control (as defined in the agreement), Mr. McAfee is terminated other than for Cause (as defined in the agreement) or as a result of his death or Total Disability (as defined in the agreement) or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. McAfee is entitled to receive severance benefits of (i) cash payments equal to his then-current base salary for a period of six (6) months payable in accordance with the Company’s normal payroll practices, and (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of six (6) months following the date of termination or until such time as Mr. McAfee is covered under another employer’s group policy for such benefits.  If, on or following a Change in Control, Mr. McAfee’s employment is Constructively Terminated or involuntarily terminated other than for Cause, death or Total Disability, then provided he signs a release of claims, in addition to the severance benefits provided above, all of his then unvested restricted stock or stock options shall become immediately vested.

Andrew B. Foster

On May 22, 2007, the Company entered into an Employment Agreement with Mr. Foster to serve as the Company’s Executive Vice President and Chief Operating Officer.  Under Mr. Foster’s employment contract, Mr. Foster receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000.  The initial term of the Mr. Foster’s employment agreement was for three years with automatic one-year renewals unless terminated by either party on sixty days’ notice prior to the end of the then-current extension period.  In addition, Mr. Foster was required to enter into a confidentiality and invention assignment agreement in connection with the commencement of his employment.  In addition, in connection with the execution of his employment agreement, the Company granted Mr. Foster a stock option to purchase a total of 300,000 shares of common stock with an exercise price equal to the fair market value on the date of grant.  Pursuant to the terms of the option grant, all of the options vested no later than the third anniversary of the commencement of Mr. Foster’s employment.

If, prior to a Change in Control (as defined in the agreement), Mr. Foster is terminated other than for Cause (as defined in the agreement) or as a result of his death or Total Disability (as defined in the agreement) or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. Foster is entitled to severance benefits of (i) cash payments equal to his monthly base salary for a period of three (3) months payable in accordance with the Company’s normal payroll practices, and (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of three (3) months following the date of termination or until such time as Mr. Foster is covered under another employer’s group policy for such benefits.  If, on or following a Change of Control, Mr. Foster’s employment is Constructively Terminated or involuntarily terminated other than for Cause, death or Total Disability, then provided he signs a release of claims, in addition to the severance benefits provided above, all of his then unvested restricted stock or stock options shall become immediately vested.

Sanjeev Gupta

On September 5, 2007, the Company entered into an Employment Agreement with Mr. Gupta to serve as the Company’s Executive Vice President and Chief Operating Officer.  Under Mr. Gupta’s employment contract, Mr. Gupta receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000.  The initial term of the Executive Employment Contract was for three years with automatic one-year renewals, unless terminated by either party on sixty days’ notice prior to the end of the then-current extension period.  In addition, Mr. Gupta was required to enter into a confidentiality and invention assignment agreement in connection with the commencement of his employment.

If, prior to a Change in Control (as defined in the agreement), Mr. Gupta is terminated other than for Cause (as defined in the agreement) or as a result of his death or Total Disability (as defined in the agreement) or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. Gupta is entitled to severance benefits of (i) cash payments equal to his monthly base salary for a period of three months payable in accordance with the Company’s normal payroll practices, and (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of three (3) months or until such time as Mr. Gupta is covered under another employer’s group policy for such benefits.  If, following a Change of Control, Mr. Gupta’s employment is Constructively Terminated or involuntarily terminated other than for Cause, death or Total Disability, then provided he signs a release of claims, in addition to the severance benefits provided above, all of his then unvested restricted stock or stock options shall become immediately vested.

Todd A. Waltz

On March 15, 2010, the Company entered into an Employment Agreement with Mr. Waltz to serve as the Company’s Chief Financial Officer.  Under Mr. Waltz’ employment contract, Mr. Waltz receives an annual salary of $180,000 and a discretionary annual bonus of up to $50,000.  The initial term of the Executive Employment Contract was for three years with automatic one-year renewals unless terminated by either party on sixty days’ notice prior to the end of the then-current extension period.  In addition, Mr. Waltz was required to enter into a confidentiality and invention assignment agreement in connection with the commencement of his employment.

If, prior to a Change in Control (as defined in the agreement), Mr. Waltz is terminated other than for Cause (as defined in the agreement) or as a result of his death or Total Disability (as defined in the agreement) or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. Waltz is entitled to severance benefits of (i) cash payments equal to his monthly base salary for a period of three (3) months payable in accordance with the Company’s normal payroll practices, and (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of three (3) months following the date of termination or until such time as Mr. Waltz is covered under another employer’s group policy for such benefits.  If, on or following a Change of Control, Mr. Waltz’s employment is Constructively Terminated or involuntarily terminated other than for Cause, death or Total Disability, then provided he signs a release of claims, in addition to the severance benefits provided above, all of his then unvested restricted stock or stock options shall become immediately vested.

Director Compensation

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a director of Aemetis, Inc. for some portion or all of 2012 and 2013.  Other than as set forth in the table and described more fully below, Aemetis, Inc. did not pay any fees, made any equity or non-equity awards, or paid any other compensation, to its non-employee directors.  All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation below.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	Total ($)

2013
Harold Sorgenti	90,250	105,857	196,107
John R. Block	79,500	91,060	170,560
Dr. Steven Hutcheson	78,750	91,060	169,810
Francis Barton	106,333	105,857	212,190

2012
Michael Peterson	72,250	–	72,250
Harold Sorgenti	103,750	46,813	150,563
John R. Block	78,000	46,813	124,813
Dr. Steven Hutcheson	79,250	38,036	117,286
Francis Barton	46,250	84,047	130,297

(1)
The amounts in this column represent the aggregate grant date fair value under ASC Topic 718.  The assumptions made when calculating the amounts in this table are found in Note 11 (Stock Based Compensation) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K .

(2)	The following table shows for each named individual the aggregate number of shares subject to all outstanding options and warrants held by that individual as of December 31, 2013.

Name	Number of Shares of Common Stock Subject to all outstanding options as of December 31, 2013	Number of Shares of Common Stock Subject to all outstanding warrants as of December 31, 2013
Harold Sorgenti	617,676	332,324
John R. Block	617,676	282,324
Dr. Steven Hutcheson	262,500	200,000
Francis Barton	400,000	250,000

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March [6], 2014, regarding the beneficial ownership of each class of our voting stock, including (a) each stockholder who is known by the Company to own beneficially in excess of 5% of each class of our voting stock; (b) each director; (c) the Company’s named executive officers; and (d) the Company’s named executive officers and directors as a group.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.  The percentage of beneficial ownership of common stock is based upon 200,057,246 shares of common stock outstanding as of February 28, 2014. The percentage of beneficial ownership of Series B preferred stock is based upon 2,381,061 shares of Series B preferred stock outstanding as of February 28, 2014. Unless otherwise identified, the address of the directors and officers of the Company is 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA 95014.

	Common Stock			Series B Preferred Stock
Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class		Amount and Nature of Beneficial Ownership	Percentage of Class
Officers & Directors
Eric A. McAfee (1)	34,916,159	17.45%
Francis Barton(2)	633,333	*
John R. Block (3)	783,333	*
Dr. Steven Hutcheson (4)	2,303,403	1.15%
Harold Sorgenti (5)	833,333	*
Andrew Foster (6)	1,155,000	*
Sanjeev Gupta (7)	1,525,000	*
Todd A. Waltz (8)	2,665,000	1.32%
All officers and directors as a group (8 Persons)	44,614,561	21.69%

5% or more Holders

Third Eye Capital(9)	34,981,566	17.4	5%
161 Bay Street, Suite 3930
Toronto, Ontario M5J 2S1

Laird Cagan (10)	24,648,872	12.32%
20400 Stevens Creek Blvd., Suite 700
Cupertino, CA 95014

Michael Orsak	2,178,333			166,667	6.94%
1125 San Mateo Drive,
Menlo Park, California 94025

David J. Lies	1,606,587			200,000	8.33%
1210 Sheridan Road
Wilmette,Illinois 60091

Mahesh Pawani	535,358			400,000	16.66%
Villa No. 6, Street 29, Community 317, Al Mankhool,
Dubai, United Arab Emirates

Frederick WB Vogel	440,678			408,332	17.01%
1660 N. La Salle Drive, Apt 2411
Chicago,Illinois 60614

Fred Mancheski	-			300,000	12.49%
1060 Vegas Valley Dr
Las Vegas, NV 89109

Crestview Capital, LLC	-			166,667	6.94%
95 Revere Dr., Ste A
Northbrook,Illinois 60062

(1)    Includes 34,116,159 shares held by McAfee Capital, LLC, a company owned by Mr. McAfee.  McAfee Capital has directly or indirectly pledged all of these shares as security for Third Eye Capital debt arrangements.

(2) Includes 150,000 shares held by Mr. Barton and 233,333 shares pursuant to options exercisable within 60 days of February 28, 2014 and 250,000 common stock warrants fully exercisable.
(3) Includes 501,009 shares issuable pursuant to options exercisable within 60 days of February 28, 2014, and 282,324 common stock warrants fully exercisable.
(4) Includes 1,957,570 shares held by Mr. Hutcheson and 145,833 shares issuable pursuant to options exercisable within 60 days of February 28, 2014 and 200,000 common stock warrants fully exercisable.
(5) Includes 501,009 shares issuable pursuant to options exercisable within 60 days of February 28, 2014, and 332,324 common stock warrants fully exercisable.
(6) Includes 963,837 shares issuable pursuant to options exercisable within 60 days of February 28], 2014, and 191,163 fully exercisable common stock warrants.
(7) Includes 200,000 shares held by Mr. Gupta, 860,350 shares issuable pursuant to options exercisable within 60 days of February 28, 2014, and 464,650 fully exercisable common stock warrants.
(8) Includes 1,000,000 shares held by Mr. Waltz, 1,118,024 shares issuable pursuant to options exercisable within 60 days of February 28, 2014 and 546,976 fully exercisable common stock warrants.
(9)    Includes 24,313,695 shares held by RBC Dexia Investor Services Trust, held in Trust for Account 110-455-262 and Sprott Private Credit Fund, LP, a corporation residing in Canada.  Third Eye Capital funds beneficially own 10,284,538 common shares, and 383,333 common stock warrants fully exercisable.

(10)  Includes (i) 21,290,626 shares held by Cagan Capital, LLC, a company owned by Mr. Cagan; (ii) 400,000 shares owned by the KRC Trust and 400,000 owned by the KQC Trust, trusts for Mr. Cagan’s daughters for which Mr. Cagan is trustee, (iii) 1,710,510 held by The Laird Cagan 2011 Grantor Retained Annuity Trust and (iv) 847,736 shares held by Mr. Cagan individually.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s shareholders approved the Company’s Amended and Restated 2007 Stock Plan (“2007 Stock Plan”) at the Company’s 2010 Annual Shareholders Meeting.  On December 15, 2010, the Company issued compensatory warrants to officers, directors and employees.  The warrants are exercisable at $0.13 per share and expire on December 15, 2015.  On July 1, 2011, the Company acquired the Zymetis 2006 Stock Plan (“2006 Stock Plan”) pursuant to the acquisition of Zymetis, Inc. and gave Zymetis option holders the right to convert shares into Aemetis common stock at the same terms as the 2006 Plan.  The following table provides information about 2007 Stock Plan, 2006 Stock Plan and the compensatory warrants as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options/warrants (a)	Weighted average exercise price of outstanding options/warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by security holders (1)	9,127,497	$0.49	744,466
Equity in the form of warrants issued to officers, directors and employees not approved by security holders	3,092,623	$0.23	—
Equity in the form of options issued to directors and consultants not approved by security holders	977,500	$0.55	—

(1)	Shares from the 2006 Stock Plan and the 2007 Stock Plan.
(2)	Amount consists of shares available for future issuance under the 2006 Plan and 2007 Plan.

Summary of Material Features of the 2007 Stock Plan

The following discussion summarizes the material terms of the Aemetis 2007 Stock Plan as amended and restated April 8, 2008 (“2007 Stock Plan”).  A description of the 2007 Stock Plan, which is intended merely as a summary of its principal features and is qualified in its entirety by reference to the full text of the 2007 Stock Plan, as filed on Schedule 14A with the SEC on April 8, 2008, is below.

Administration.  The 2007 Stock Plan is administered by the Company’s Board of Directors and a Committee of the Board.  Awards indented to qualify as “performance-based compensation” must be administered by a Committee of two or more “outside directors.”

Term.  The 2007 Stock Plan shall continue in effect for a period of 10 years.  In general, the term of each option granted shall be no more than ten 10 years from the date of grant, though in certain instances such term may be shorter.

Eligibility.  Employees and Service Providers of the Company and its subsidiaries and non-employee directors of the Company are eligible to receive awards under the 2007 Stock Plan.  There are approximately 120 employees and five non-employee directors currently eligible to receive awards under the 2007 Stock Plan.  The number of other Service Providers potentially eligible to participate in the 2007 Stock Plan is not currently determinable.  Awards under the 2007 Stock Plan may include grants of options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and awards intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  Eligibility for any particular award is determined by the Administrator (as defined in the 2007 Stock Plan) and, in the case of certain awards such as incentive stock options, eligibility for receipt of such awards may be limited by the Internal Revenue Code.

Award Limits.  Awards under the 2007 Stock Incentive Plan are subject to the following limits:

Plan Limits.  The Company has reserved 4,000,000 Common Shares for issuance under the 2007 Stock Plan.  Issuances under the plan will be increased each year in an amount of the lesser of:  (i) 1,000,000 Shares, (ii) one percent (1%) of the shares outstanding and issuable pursuant to outstanding awards at the end of the fiscal year, and (iii) such number as determined by the Board.  The 2007 Stock Plan had 9, 750,434 reserved for issuance as of February 28, 2014.

Individual Limits.  During any fiscal year, no employee may be granted options, stock appreciation rights, restricted stock, restricted stock units, and performance units and performance shares covering more than 1,000,000 Common Shares.  With respect to a grant of stock options, to the extent the aggregate fair market value of the shares underlying such options are exercisable by the participant for the first time during any calendar year exceeds $100,000, such options shall be treated as nonstatutory stock options.  No participant may receive Performance Units having an initial value greater than $10,000,000.  Awards intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code will be subject to limitations set forth in Section 162(m) of the Internal Revenue Code and the regulations thereunder.

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

Summary of Material Features of the 2006 Stock Plan

The following discussion summarizes the material terms of the Zymetis, Inc. 2006 Stock Incentive Plan as dated November 17, 2006 (“2006 Stock Plan”).  A description of the 2006 Stock Plan, which is intended merely as a summary of its principal features and is qualified in its entirety by reference to the full text of the 2006 Stock Plan, as filed with the SEC on October 30, 2012 as Exhibit 10.31 to Form 10-K, is below.

Administration.  The 2006 Stock Plan is administered by the Company’s Board of Directors and a Committee of the Board.

Term.  The 2006 Stock Plan shall continue in effect for a period of 10 years.  The term of each Option granted shall be no more than 10 years from the date of grant, except for Option grants to Participants who possess more than 10% of the combined voting classes of all stock who may be awarded Options exercisable no later than 5 years from the date of grant.

Eligibility.  Employees and other Eligible Persons (as defined in the 2006 Stock Plan) of the Company and its subsidiaries and non-employee directors of the Company are eligible to receive awards under the 2006 Stock Plan.  There are approximately 120 employees and five non-employee directors currently eligible to receive awards under the 2006 Stock Plan. The number of other service providers potentially eligible to participate in the 2006 Stock Plan is not currently determinable.  Awards under the 2006 Stock Plan may include grants of options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, dividend equivalents, other stock grants and other stock based awards.  Eligibility for any particular award is determined by the Administrator (as defined in the 2006 Stock Plan) and, in the case of certain awards such as incentive stock options, may be limited by the Internal Revenue Code.

Award Limit.  The Company initially reserved 350,000 Common Shares for issuance under the 2006 Stock Plan.  On May 30, 2007, the Company approved a 3:1 stock split, increasing the reserve to 1,050,000 Common Shares.  Subsequently, on May 9, 2008, the Board authorized an additional 800,000 shares for issuance for a total of 1,850,000 Common Shares reserved for issuance as of April 11, 2013.  Effective as of February 13, 2014, the Company has determined that no further grants will be made under the 2006 Stock Plan.

The above limit is subject to adjustment for certain changes in the Company’s capitalization such as stock dividends, stock splits, combinations or similar events.  If an award expires, terminates, is forfeited or is settled in cash rather than in Common Shares, the Common Shares not issued under that award will again become available for grant under the 2006 Stock Plan.  If Common Shares are surrendered to the Company or withheld to pay any exercise price or tax withholding requirements, only the number of Common Shares issued net of the shares withheld or surrendered will be counted against the number of Common Shares available under the 2006 Stock Plan.  In general, the exercise price for any incentive stock options may not be less than 100% of the fair market value of the shares on the date of grant.  However, for any grant of incentive stock options to a participant who, at the time such option is granted, owns stock representing more than 10% of the voting power of all of the classes of stock of the Company, the exercise price per share purchasable under such incentive stock option shall not be less than 110% of the fair market value of a share on the date of granted.  The Board may amend, alter, suspend or terminate the plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The following are transactions entered into in fiscal 2013 and 2012 and any currently proposed transaction, (i) in which the registrant was or is to be a participant, (ii) the amount involved exceeds the lesser of $120,000 or one percent of the average of the registrant’s company’s total assets at year end for the last two completed fiscal years, and (iii) in which any director, executive officer, five percent stockholder or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On August 17, 2009, we entered into a $5 million secured revolving line of credit with Laird Cagan, a former member of the Company’s board of directors and a significant stockholder.  The credit facility accrues interest at 10% per annum and was due and payable on July 1, 2011.  At December 31, 2010, $4,854,992 in principal, plus accrued interest of $810,728 and extension fee of $278,963 was outstanding under this credit facility.  On September 30, 2011, Laird Cagan with co-investors exercised their right to convert $1,452,818 in outstanding interest and fees to stock at a rate of 5 cents per share resulting in the Company issuing 29,056,356 shares of common stock in exchange for the payment.  In October 2011, in connection with the extension of the line, the Company implemented a new conversion feature based on the average closing price on the previous twenty-two days of trading on interest and fees.  In December 2012 Mr. Cagan provided the Company a Notice of Principal and Interest Conversion under the Credit Agreement, converting certain amounts of the outstanding principal, interest and fees eligible into 9,062,900 shares of common stock.  At December 31, 2012, the remaining principal, interest and fees due under the Credit Agreement have a balance of $1,540,074.  The Note was converted on April 18, 2013 by issuance of the Company stock and no outstanding balance as of December 31, 2013.  See Note 5, Notes Payable, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc., entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital.  Third Eye Capital extended credit in the form of (i) senior secured revolving loans in an aggregate principal amount of $18,000,000 (“Revolving Credit Facility”); (ii) senior secured term loans in the principal amount of $10,000,000 to convert the Revenue Participation agreement to a Note (“Revenue Participation Term Notes”); and (iii) senior secured term loans in an aggregate principal amount of $15,000,000 (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc.

After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party.  See Note 5, Notes Payable, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K under the heading “Third Eye Capital” for a further discussion of the various transactions between the Company and Third Eye Capital.

We employ Mr. Adam McAfee as Vice President, Finance at the base salary of $150,000 Mr. Adam McAfee is the brother of Mr. Eric McAfee, our Chief Executive Officer and Chairman of the Board.  Mr. Adam McAfee received compensation, including stock option and warrant grants of $342,794 during fiscal year 2013.

As noted above, the Board of Directors has determined that following directors constituting all members of both committees of the Board of Directors are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect:  Harold Sorgenti, Francis Barton, John R. Block and Dr. Hutcheson.

Item 14.  Principal Accounting Fees and Services

Auditor Fees and Services in Our 2013 and 2012 Fiscal Years

McGladrey LLP was appointed as our registered independent public accountant on May 21, 2012.  The fees billed by McGladrey LLP for audits of the 2013 and 2012 financial statements are as follows:

	2013	2012
Audit Fees	$260,000	$325,000
Audit-Related Fees	42,500	111,500
Total Audit and Audit-Related Fees	302,500	436,500
All Other Fees	––	2,305

Total	302,500	438,805

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements, and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by McGladrey LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of assistance provided on complex accounting transactions, including stock compensation expense, tax impacts of acquisitions, modification and extinguishment accounting for debt, beneficial conversion feature accounting, and warrant liability accounting.

Audit Committee’s Pre-Approval Policies and Procedures

Consistent with policies of the SEC regarding auditor independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the registered independent public accounting firm (the “Firm”).  The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Firm.  Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  In assessing requests for services by the Firm, the Audit Committee considers whether such services are consistent with the Firm’s independence, whether the Firm is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.

In fiscal year 2013 and 2012, all fees identified above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” that were billed by McGladrey LLP were approved by the Audit Committee in accordance with SEC requirements.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements:

The following financial statements of Aemetis, Inc. are filed as a part of this Annual Report:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets
●	Consolidated Statements of Operations and Comprehensive Loss
●	Consolidated Statements of Cash Flows
●	Consolidated Statements of Stockholders’ Equity
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3. Exhibits:

INDEX TO EXHIBITS
		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1.1	Articles of Incorporation	10-Q	000-51354	3.1	Nov. 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation	10-Q	000-51354	3.1.1	Nov. 14, 2008
3.1.3	Certificate of Designation of Series B Preferred Stock	8-K	000-51354	3.2	Dec. 13, 2007
3.1.4	Certificate of Amendment to Articles of Incorporation	8-K	000-51354	3.3	Dec. 13, 2007
3.1.5	Certificate of Amendment to Articles of Incorporation	Pre14C	111136140		October 26, 2011
3.2.1	Bylaws	8-K	000-51354	3.4	Dec. 13, 2007
4.1	Specimen Common Stock Certificate	8-K	000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K	000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K	000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K	000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14A	000-51354		Apr. 15, 2008	X
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14A	000-51354		Apr. 15, 2008	X
10.3	Eric McAfee Executive Employment Agreement dated September 1, 2011	8-K	000-51354	10.2	Sep. 8, 2011
10.4	Andrew Foster Executive Employment Agreement, dated May 22, 2007	8-K	000-51354	10.7	Dec. 13, 2007
10.5	Todd Waltz Executive Employment Agreement, dated March 15, 2010	8-K	000-51354		May 20, 2009
10.6	Sanjeev Gupta Executive Employment Agreement, dated September 1, 2007	10-K	000-51354	10.11	May 20, 2009
10.7	Agreement of Loan for Overall Limit dated June 26, 2008 between Universal Biofuels Pvt Limited and State Bank of India	10-Q	000-51354	10.12	Aug. 14, 2008
10.8	Ethanol Marketing Agreement, dated October 29, 2010 between AE Advanced Fuels Keyes, Inc. and Kinergy Marketing, LLC	10-Q	000-51354	10.6	Dec. 1, 2010
10.9	Zymetis, Inc. 2006 Stock Incentive Plan	10-K	000-51354	10.31	October 31, 2012	X
10.10	Zymetis Inc. Incentive Stock Option Agreement	10-K	000-51354	10.32	October 31, 2012	X
10.11	Zymetis Inc. Non-Incentive Stock Option Agreement	10-K	000-51354	10.33	October 31, 2012	X
10.12	First Amendment to Ethanol Marketing Agreement dated September 6, 2011, between AE Advanced Fuels Keyes, Inc. and Kinergy Energy Marketing	8-K	000-51354	10.1	September 8, 2011
10.13	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	January 1, 2012
10.14	Form of 5% Subordinated Note	8-K	000-51354	10.2	January 1, 2012
10.15	Form of Common Stock Warrant	8-K	000-51354	10.3	January 1, 2012
10.16	Amendment No. 6 to Note Purchase Agreement dated April 13, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	April 19, 2012

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit No.	Description	Form	Film No.	Exhibit	Filing Date	Filed Herewith
10.17	Limited Waiver to Note Purchase Agreement dated March 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation, an Ontario corporation, as agent	8-K	000-51354	10.1	April 19, 2012
10.18	Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2012 among Aemetis, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, and the Purchasers	8-K	000-51354	10.1	April 19, 2012
10.19	Amendment No. 7 to Note Purchase Agreement dated May 15, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	May 22, 2012
10.20	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	June 6, 2012
10.21	Form of 5% Subordinated Note	8-K	000-51354	10.1	June 6, 2012
10.22	Form of Common Stock Warrant	8-K	000-51354	10.1	June 6, 2012
10.23	Note and Warrant Purchase Agreement dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	June 28, 2012
10.24	5% Subordinated Promissory Note dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	June 28, 2012
10.25	Form of Warrant to Purchase Common Stock	8-K	000-51354	10.3	June 28, 2012
10.26	Note Purchase Agreement dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	July 3, 2012
10.27	15% Subordinated Promissory Note dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	July 3, 2012
10.28	Agreement and Plan of Merger, dated July 6, 2012, among Aemetis, Inc., AE Advanced Fuels, Inc., Keyes Facility Acquisition Corp., and Cilion, Inc.	8-K	000-51354	2.1	July 10, 2012
10.29	Stockholders’ Agreement dated July 6, 2012, among Aemetis, Inc., and Western Milling Investors, LLC, as Security holders’ Representative.	8-K	000-51354	10.1	July 10, 2012
10.30	Amended and Restated Note Purchase Agreement, dated July 6, 2012 among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.31	Amended and Restated Guaranty, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.32	Amended and Restated Security Agreement, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012
10.33	Investors’ Rights Agreement dated July 6, 2012, by and among Aemetis, Inc., and the investors listed on Schedule A thereto.	8-K	000-51354	10.5	July 10, 2012
10.34	Technology License Agreement dated August 9, 2012 between Chevron Lummus Global LLC and Aemetis Advanced Fuels, Inc.	8-K	000-51354	10.1	August 22, 2012
10.35	Corn Procurement and Working Capital Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.64	October 31, 2012
10.36	Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.65	October 31, 2012
10.37	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	000-51354	10.66	October 31, 2012
10.38	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC*	10-K	000-51354	10.67	October 31, 2012
10.39	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	October 23, 2012
10.40	Amendment No. 1 to Revolving Line of Credit Agreement dated October 16, 2012 by and among Aemetis International, Inc., a Nevada corporation, and Laird Q. Cagan	8-K	000-51354	10.2	October 23, 2012

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit No.	Description	Form	Film No.	Exhibit	Filing Date	Filed Herewith

10.41	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012 and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	000-51354	10.3	October 23, 2012
10.42	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	000-51354	10.4	October 23, 2012
10.43	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated September 29, 2012	10-K	000-51354	10.72	April 4, 2013
10.44	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K	000-51354	10.1	January 7, 2013
10.45	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K/A	000-51354	10.1	Feb. 27, 2013
10.46	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	March 11, 2013
10.47	Amendment No. 1 to Agreement for Repayment of Note by Share Issuance dated as of April 10, 2013 by and among Aemetis, Inc., Aemetis International, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	10-K	000-51354	10.77	April 4, 2013
10.48	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated January 2, 2013.	10-K	000-51354	10.76	April 4, 2013

INDEX TO EXHIBITS
Incorporated by Reference
Exhibit No.	Description	Form	Film No.	Exhibit	Filing Date	Filed Herewith

10.49	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	April 16, 2013
10.50	Special Bridge Advance dated as of March 29, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K	000-51354	10.2	April 16, 2013
10.51	Agreement For Satisfaction of Note by Share and Note Issuance dated as of April 18, 2013 between Aemetis, Inc., Aemetis International, Inc. and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit dated August 17, 2009 as amended.	8-K	000-51354	10.1	April 24, 2013
10.52	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	000-51354	10.1	May 23, 2013
10.53	Amended and Restated Aemetis Keyes Grain Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	000-51354	10.2	May 23, 2013
10.54	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013 by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	July 31, 2013
10.55	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	November 1, 2013
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
*Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AEMETIS, INC.
Consolidated Financial Statements

Index To Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	46
Consolidated Financial Statements
Consolidated Balance Sheets	47
Consolidated Statements of Operations and Comprehensive Loss	48
Consolidated Statements of Cash Flows	49
Consolidated Statements of Stockholders' Equity (Deficit)	50
Notes to Consolidated Financial Statements	51-72

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Aemetis, Inc.

We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aemetis, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Des Moines, Iowa
March 11, 2014

AEMETIS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$4,925,820	$290,603
Accounts receivable	2,764,646	1,360,606
Inventories	4,097,544	4,555,780
Prepaid expenses	583,891	264,243
Other current assets	335,007	374,217
Total current assets	12,706,908	6,845,449

Property, plant and equipment, net	78,928,129	83,893,472
Goodwill	967,994	967,994
Intangible assets, net of accumulated amortization of $184,150 and none, as of 2013 and 2012, respectively	1,615,850	1,800,000
Other assets	2,923,011	3,365,244
Total assets	$97,141,892	$96,872,159

Liabilities and stockholders' equity/(deficit)
Current liabilities:
Accounts payable	$9,365,585	$15,070,106
Current portion of long term secured notes, net of discounts	4,400,000	26,278,535
Current portion of subordinated notes, net of discounts	5,317,252	329,013
Secured notes, net of discounts	5,857,104	5,756,752
Working capital loans and short-term notes	2,391,332	2,159,291
Mandatorily redeemable Series B convertible preferred stock	2,539,528	2,437,649
Other current liabilities	6,245,745	5,803,857
Total current liabilities	36,116,546	57,835,203

Long term debt:
Secured notes, net of discounts	67,886,388	25,954,536
Related party line of credit	-	1,540,074
Subordinated notes, net of discounts	-	3,009,101
Seller note payable	4,869,244	4,011,430
EB-5 notes payable	1,036,863	1,006,863
Total long term debt	73,792,495	35,522,004

Stockholders' equity/(deficit):
Series B convertible preferred stock, $0.001 par value; 7,235,565 authorized; 2,401,061 and 3,097,725 shares issued and outstanding, respectively (aggregate liquidation preference of $7,203,183 and $9,293,175, respectively)	2,401	3,098
Common stock, $0.001 par value; 400,000,000 authorized; 199,736,862 and 180,281,094 shares issued and outstanding, respectively	199,737	180,281
Additional paid-in capital	84,192,552	75,457,760
Accumulated deficit	(94,245,503)	(69,808,294)
Accumulated other comprehensive loss	(2,916,336)	(2,317,893)
Total stockholders' equity/(deficit)	(12,767,149)	3,514,952

Total liabilities and stockholders' equity/(deficit)	$97,141,892	$96,872,159

The accompanying notes are an integral part of the financial statements

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Revenues	$177,513,972	$189,048,226

Cost of goods sold	159,220,212	197,975,173

Gross profit/(loss)	18,293,760	(8,926,947)

Research and development expenses	538,922	620,368
Selling, general and administrative expenses	15,275,108	11,613,357

Operating income/(loss)	2,479,730	(21,160,672)

Other income/(expense)

Interest expense
Interest rate expense	(11,807,144)	(10,110,748)
Amortization of debt issuance costs	(12,468,384)	(7,547,167)
Loss on debt extinguishment	(3,708,537)	(9,068,868)
Interest income	10,044	4,976
Gain on bargain purchase	-	42,335,876
Gain on sale of assets	328,755	350,356
Other income/(expense)	734,092	(167,275)

Loss before income taxes	(24,431,444)	(5,363,522)

Income tax (expense)/benefit	(5,765)	1,081,257

Net loss	(24,437,209)	(4,282,265)

Other comprehensive income
Foreign currency translation adjustment	(598,443)	(74,531)
Comprehensive loss	$(25,035,652)	$(4,356,796)

Net loss per common share
Basic and diluted	$(0.13)	$(0.03)

Weighted average shares outstanding
Basic and diluted	191,008,919	151,023,977

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

		For the tweleve months ended December 31,
	2013	2012
Operating activities:
Net loss	$(24,437,209)	$(4,282,265)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	1,760,072	686,059
Depreciation	4,636,161	3,041,783
Inventory provision	-	104,895
Amortization expense	12,468,384	7,543,583
Intangibles and other amortization expense	253,600	-
Change in fair value of warrant liability	(197,127)	97,022
Loss on extinguishment of debt	3,708,537	9,068,868
Gain on sale of assets	(328,755)	(350,356)
Gain on acquisition bargain purchase	-	(42,335,876)
Deferred tax liability/(asset)	-	(1,085,257)
Changes in assets and liabilities:
Accounts receivable	(1,486,830)	3,113,643
Inventory	210,837	(740,242)
Prepaid expenses	13,535	148,166
Other current assets and other assets	(693,472)	475,965
Accounts payable	(5,411,595)	799,620
Accrued interest expense and fees, net of payments	7,007,176	4,007,260
Other liabilities	813,561	2,775,405
Net cash used in operating activities	(1,683,125)	(16,931,727)

Investing activities:
Capital expenditures	(1,275,855)	(1,368,395)
Proceeds from the sale of assets	1,499,852	1,404,166
Acquisition of Cilion	-	(16,500,000)
Net cash provided (used) in investing activities	223,997	(16,464,229)

Financing activities:
Proceeds from borrowings under secured debt facilities	4,800,000	39,840,000
Repayments of borrowings under secured debt facilities	(400,000)	(9,962,259)
Proceeds from borrowings under unsecured and subdebt term notes and working capital lines of credit	5,740,856	7,325,325
Repayments of borrowings under unsecured and subdebt notes and working capital facility	(4,973,675)	(3,868,050)
Issuance of Common stock through Equity offering and Warrant exercises	1,082,735	1,433
Net cash provided by financing activities	6,249,916	33,336,449

Effect of exchange rate changes on cash and cash equivalents	(155,571)	100,644
Net cash and cash equivalents increase for period	4,635,217	41,137
Cash and cash equivalents at beginning of period	290,603	249,466
Cash and cash equivalents at end of period	$4,925,820	$290,603
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$4,522,097	$2,084,751
Income tax expense	(5,765)	4,000

Supplemental disclosures of cash flow information, non-cash transactions:

Issuance of warrants to subordinated debt holders	1,127,120
Payments of principal, fees and interest by issuance of stock	3,616,284	11,885,579
Issuance of shares to related party for repayment of line of credit	821,946	4,107,141
Issuance of warrants to non-employees to secure procurement and working capital	335,617	-
Other asset transferred to related party	170,000	-
Warrant liability transferred to equity upon exercise	1,006,648	-
Issuance of shares for acquisition	-	12,511,200
Beneficial conversion discount on related party debt	-	884,851
Seller note payable at fair value	-	3,584,371

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

							Accumulated Other
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Total
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(loss)	Dollars
Balance at December 31, 2011	3,115,225	$3,115	130,746,890	$130,747	$45,432,447	$(65,526,029)	$(2,243,362)	$(22,203,082)
Stock-based compensation	-	-	321,965	322.00	258,271	-	-	258,593
Shares issued to consultants	-	-	1,000,000	1,000	426,466	-	-	427,466
Shares issued to secured lender	-	-	17,699,172	17,699	10,848,280	-	-	10,865,979
Issuance and exercise of warrants	-	-	1,432,667	1,433	1,018,167	-	-	1,019,600
Beneficial conversion feature on related party note			-	-	884,851	-	-	884,851
Conversion of Series B preferred to common stock			17,500	17	-	-	-	-
Cilion, Inc. merger	-	-	20,000,000	20,000	12,491,200	-	-	12,511,200
Conversion of related party note	-	-	9,062,900	9,063	4,098,078	-	-	4,107,141
Other comprehensive income	-	-	-	-	-	-	(74,531)	(74,531)
Net loss	-	-	-	-	-	(4,282,265)	-	(4,282,265)
Balance at December 31, 2012	3,097,725	$3,098	180,281,094	$180,281	$75,457,760	$(69,808,294)	$(2,317,893)	$3,514,952

Stock-based compensation & options exercised			264,005	264	1,158,940	-	-	1,159,204
Shares issued to consultants and other services	-	-	1,767,715	1,768	599,100	-	-	600,868
Shares issued to secured lender	-	-	9,872,201	9,872	3,606,412	-	-	3,616,284
Issuance and exercise of warrants	-	-	2,638,636	2,639	1,477,410	-	-	1,480,049
Conversion of Series B preferred to common stock			696,664	697	-	-	-	-
Conversion of related party note	-	-	1,826,547	1,826	820,120	-	-	821,946
Issuance of common stock through equity offering			2,390,000	2,390	1,072,810	-	-	1,075,200
Other comprehensive income	-	-	-	-	-	-	(598,443)	(598,443)
Net loss	-	-	-	-	-	(24,437,209)	-	(24,437,209)
							-	-
Balance at December 31, 2013	2,401,061	$2,401	199,736,862	$199,737	$84,192,552	$(94,245,503)	$(2,916,336)	$(12,767,149)

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

Cost of Goods Sold. Cost of goods sold include those costs directly associated with the production of revenues, such as raw material consumed, factory overhead, and other direct production costs.  During periods of idle plant capacity, costs otherwise charged to cost of goods sold are reclassified to selling, general and administrative expense. The Company had idled the plant in Keyes, CA from January 15, 2013 to April 22, 2013, as such approximately $2.5 million was reclassified from cost of goods sold to selling, general and administrative expense during the year ended December 31, 2013.

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

California Ethanol Producer Incentive Program – The Company is eligible to participate in the California Ethanol Producer Incentive Program (“CEPIP”). Under the CEPIP an eligible California ethanol facility may receive up to $3 million in cash per plant per year of operations through 2013 when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, drop below $0.55 per gallon.  The California Energy Commission determines on an annual basis the funding allocated to the program.  No funds were allocated to this program during the government’s 2012 fiscal year.  For any month in which a payment is made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. Since these funds are provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company records the proceeds, if any, as a credit to cost of goods sold. The Company will assess the likelihood of reimbursement in future periods as corn crush spreads approach $1.00 per gallon. If it becomes likely that amounts may be reimbursable by the Company, the Company will accrue a liability for such payment and recognize the costs as an increase in cost of goods sold. With respect to CEPIP payments received and applied as reductions to cost of goods sold, the Company recorded none for the years ended December 31, 2013 and 2012, respectively. In December 2013, the Company was obligated to reimburse approximately $120,000 of funding from the CEPIP program based on the strength of the crush spread as determined by a formula in the agreement.  Accordingly, this amount was accrued at December 31, 2013.  Aemetis has not been required to reimburse any other amounts pursuant to the CEPIP program.

Warrant liability: The Company adopted guidance related to distinguishing liabilities from equity for certain warrants which contain a conditional obligation to repurchase feature. During the year ended December 31, 2013, the Company granted 1,253,001 warrants with a conditional obligation to repurchase feature that require liability treatment. As a result, a warrant liability was recorded to recognize the fair value upon issuance of each warrant. The Company estimates the fair value of future liability on warrants using the Black-Scholes pricing model. Assumptions within the pricing model include: 1) the risk-free interest rate, which comes from the U.S. Treasury yield curve for periods within the contractual life of the warrant 2) the expected life of the warrants is assumed to be the contractual life of the warrants, and, 3) the volatility is estimated based on an average of the historical volatilities.
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

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2013, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Basic and Diluted Net Loss per Share. Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock and warrants to the extent the impact is dilutive. As the Company incurred net losses for the years ended December 31, 2013 and 2012, potentially dilutive securities have been excluded from the diluted net loss per share computation, as their effect would be anti-dilutive.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the number of potential dilutive shares excluded from the diluted net loss per share calculation as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Series B preferred	2,401,061	3,097,725
Common stock options and warrants	14,802,721	10,309,257
Convertible promissory note	186,795	178,495
Total number of potentially dilutive shares excluded from the basic and diluted net in loss per share calculation	17,390,577	13,585,477

Comprehensive Loss. ASC 220 Comprehensive Loss requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive loss and accumulated other comprehensive loss consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiary. The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiary that operates in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income (loss), net.

Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Aemetis recognized two reportable geographic segments: “India” and  “North America.”

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

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock, warrant liability and debt. The fair value of current financial instruments was estimated to approximate carrying value due to the short term nature of these instruments. The carrying amount of debt obligations, including discount issuance costs, held by our senior lender, subordinated debt and by seller note payable, at December 31, 2013 amounted to an aggregate of approximately $81,762,000 in outstanding obligations. The debts were determined to have an estimated fair value of $81,940,000 based on interest rates for comparable debt.  The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value.  It was not practicable to determine the fair market value of the Company’s remaining debt obligations due to the lack of availability of comparable credit facilities and the related party nature of the financial arrangements.  The warrant liability fair value was estimated using the Black-Scholes valuation pricing model at the end of each reporting period.

Share-Based Compensation. The Company recognizes share based compensation in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimate fair value of the Company’s share-based compensation awards at the time the awards are granted adjusted to reflect only those shares that are expected to vest.

In valuing issued shares to consultants, debt holders employees or affiliated investors, the Company estimates the discount for lack of marketability on restricted stock issued, the Company uses the Black-Scholes model for pricing call options, which assists in deriving the implied price of put options using the put-call parity principle.  The price of the put option divided by the market price quoted on the OTC markets exchange implies the discount for lack of marketability (DLOM).

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements.

Effective January 1, 2013, the FASB issued amended guidance in ASC Topic 210, Balance Sheet. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The update is applied retrospectively and do not impact the Company’s financial position or results of operations.

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements based on the guidance in ASC Topic 220, Comprehensive Income. The amended guidance requires entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income by component and (2) significant items reclassified out of accumulated other comprehensive income by presenting the amount reclassified and the individual income statement line items affected. The update is applied prospectively and do not impact the Company’s financial position or results of operations.

In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard update will be effective for the Company beginning in the first quarter of 2015 and applied prospectively with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

2. Inventory

Inventory consists of the following:

	As of December 31,
	2013	2012
Raw materials	$597,119	$2,077,779
Work-in-progress	1,723,866	1,672,957
Finished goods	1,776,559	805,044
Total inventory	$4,097,544	$4,555,780

As of December 31, 2013 and 2012, the Company has recognized a lower of cost or market reserve of none and $104,894 respectively, related to inventory.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of December 31,
	2013	2012
Land	$2,764,619	$2,837,780
Plant and buildings	82,355,467	83,004,928
Furniture and fixtures	557,636	376,333
Machinery and equipment	2,076,162	2,615,140
Construction in progress	539,234	82,627
Total gross property, plant & equipment	88,293,118	88,916,808
Less accumulated depreciation	(9,364,989)	(5,023,336)
Total net property, plant & equipment	$78,928,129	$83,893,472

The Company recorded depreciation expense for the years ended December 31, 2013 and 2012 of $4,636,161 and $3,041,783, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Based on the evaluation, management determined no assets required impairment as of December 31, 2013 and 2012.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Intangible Assets and Goodwill

Net intangible assets and goodwill consist of $985,850 in patents, $630,000 in in-process research and development and $967,994 in goodwill. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles are tested annually in December for impairment at the Aemetis Technologies, Inc. reporting unit level.  During the December 2013 testing period no impairment resulted from the analysis. During the twelve months ended December 31, 2013, the Company recognized amortization expense of $184,150 related to patents and none had been recognized for 2012.  During the twelve months ended December 31, 2013 and 2012, all pending patents were in-process R&D and accordingly, no amortization expense had been recognized.

Future patent and in-process research and development amortization for the next five years and beyond consists of the following:

For the twelve months ending December 31,	Amortization
2014	$80,222
2015	111,986
2016	111,986
2017	111,986
2018	111,986
Thereafter	1,087,684
Total	$1,615,850

5. Notes Payable

Debt consists of the notes from the Company’s senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	December 31,
	2013	2012
Third Eye Capital term notes	$7,191,928	$6,679,466
Third Eye Capital revolving credit facility	38,349,178	23,378,535
Third Eye Capital revenue participation term notes	9,464,826	7,406,224
Third Eye Capital acquisition term notes	17,280,456	14,768,846
Cilion shareholder Seller note payable	4,869,244	4,011,430
State Bank of India secured term loan	5,857,104	5,756,752
Revolving line of credit (related party)	—	1,540,074
Subordinated notes	5,317,252	3,338,114
EB-5 long term promissory notes	1,036,863	1,006,863
Unsecured working capital loans and short-term notes	2,391,332	2,159,291
Total debt	$91,758,183	$70,045,595
Less current portion of long-term debt	17,965,688	34,523,591
Total long term debt	$73,792,495	$35,522,004

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc., entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18,000,000 (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10,000,000 to convert the Revenue Participation agreement to a Note (“Revenue Participation Term Notes”); (iv) senior secured term loans in an aggregate principal amount of $15,000,000 (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as, the “Notes”).  Initially, the Acquisition Term Notes and the Revenue Participation Term Notes matured on July 6, 2014*, the Term Notes matured on October 18, 2012 and the Revolving Credit Facility matured on July 6, 2013 with extension rights subject to satification of certain conditions.  The maturity dates for both the Term Notes and the Revolving Credit Facility have subsequently been extended to July 6, 2014*.  Further details regarding the terms of the Notes are set forth below under the heading “Terms of Third Eye Capital Notes.”

Amendments to Note Purchase Agreement

On October 18, 2012, the Company and Third Eye Capital entered into Limited Waiver and Amendment No. 1 to the Note Purchase Agreement (“Amendment No. 1”), pursuant to which Third Eye Capital agreed to (i) extend the maturity date of the Term Notes to July 6, 2014*; (ii) to increase the amount of the Revolving Credit Facility by $6,000,000, to a total of $24,000,000; (iii) modify the redemption waterfall so that any payments would be applied first to the increase in the Revolving Credit Facility; (iv) grant waivers to the Borrowers’ obligation to pay or comply, and any event of default which has occurred or may occur as a result of such failures of the Borrowers to pay or comply with certain financial covenants and principal payments, including financial covenants for the quarter ended September 30 and December 31, 2012; and (v) agree to defer interest payments until the earlier of certain events described in Amendment No. 1 or February 1, 2013. As consideration for Amendment No. 1, the Company agreed to pay Third Eye Capital:  (i) a waiver fee in the amount of $4,000,000; and (ii) cash in the amount of $28,377 for certain unreimbursed costs.  The $6,000,000 increase in the Revolving Credit Facility may not be drawn upon due to the additional credit being set aside for fee payments.  An immediate $1,000,000 draw from the Revolving Credit Facility paid the first installment of the $4,000,000 waiver fee with the remaining payments due on January 1, 2013, April 1, 2013 and July 1, 2013.  Payment of the fees for Amendment No. 1 may be capitalized into the outstanding balance on the Revolving Credit Facility.

On February 27, 2013, the Company and Third Eye Capital entered into Limited Waiver and Amendment No. 2 to the Note Purchase Agreement (“Amendment No. 2”), pursuant to which Third Eye Capital agreed to:  (i) provide a Notional Paydown by pledging additional collateral on the Revolving Portion of the Revolving Notes in the amount of $3,100,000, such Notional Paydown was replaced in Amendment No. 3 (defined below) with an increase in the Revolving Credit Facility and the collateral substitution of a pledge of 6,231,159 shares of common stock of the Company held by McAfee Capital LLC; (ii) grant waivers to the Borrowers’ obligation to pay or comply, including financial and production covenants for the quarter ended March 31 and June 30, 2013; (iii) extend the date of the next interest payment until the earlier of certain events described in Amendment No. 2 or May 1, 2013, and (iv) allow the Borrowers to pay the Partial Amendment Fee of $1,000,000 required by Amendment No 1. and due January 1, 2013 through the issuance of 1,481,481 shares of the Company’s common stock.  As consideration for the amendment, the Company agreed to:  (i) pay a waiver fee comprised of $1,500,000 and (ii) issue 750,000 common shares of the Company with a fair value of $414,712 at time of issuance.  In addition, the interest rate on all outstanding indebtedness with Third Eye Capital increased 5% until certain conditions are met.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On April 15, 2013, the Company and Third Eye Capital entered into Limited Waiver and Amendment No. 3 to the Note Purchase Agreement (“Amendment No. 3”), pursuant to which Third Eye Capital agreed to waive the following covenants of the Company in their entirety:  (i) obligation to obtain an NASDAQ listing by April 1, 2013; (ii) obligation to cause the Chairman to enter into certain agreements; and (iii) obligation to deliver an auditor opinion as of and for the period ended December 31, 2012 without a going concern qualification.  In addition, Third Eye Capital agreed to (i) extend the completion date of the conversion of the Keyes Plant to accommodate an 80:20 corn-to-milo ratio to May 31, 2013, (ii) amend the redemption provision to require 50% of the net proceeds of any equity offering in excess of $1,500,000 to repay Amendment No. 2 advance and 100% of the net proceeds of any equity offering in excess of $7,000,000 to repay Amendment No. 3, and (iii) increase the balance of the Revolving Credit Facility by an amount equal to the February 2013 advance of $3,100,000 and the waiver fee of $1,500,000.  As consideration for Amendment No. 3, the Company agreed to:  (i) pay a waiver fee of $500,000 (which is added to the outstanding principal balance of the Revolving Credit Facility and (ii) require McAfee Capital, LLC to pledge and deliver an additional 6,231,159 Common Shares of the Company to Third Eye Capital.  The $3,100,000 advance provided by Amendment No. 3, together with all accumulated interest, shall be repaid in full no later than September 30, 2013 and 5% increase in interest from Amendment No. 2 was waived as the Company met certain conditions.

On April 19, 2013, the Company and Third Eye Capital entered into Limited Waiver and Amendment No. 4 to the Note Purchase Agreement (“Amendment No. 4”), pursuant to which Third Eye Capital provided additional borrowings of $2,000,000 with the same terms as the existing Revolving Credit Facility.  As consideration for the Amendment No. 4 financing, the Company agreed to (i) pay Third Eye Capital a placement fee of $300,000, which was be added to the balance of the Revolving Credit Facility and (ii) issue Third Eye Capital 1,000,000 shares of common stock of the Company.  Eric A. McAfee, the Company’s CEO and Chairman of the Board, further agreed to secure all loans under the Note Purchase Agreement with a blanket lien on substantially all of his personal assets.

On July 26, 2013 with an effective date of June 30, 2013, the Company and Third Eye Capital entered into Limited Waiver and Amendment No. 5 to the Note Purchase Agreement (“Amendment No. 5”), pursuant to which Third Eye Capital agreed to waive the following covenants of the Company in their entirety:  (i) obligation to achieve the Milo Conversion by May 31, 2013; (ii) obligation to make principal-reduction payments on weekly and quarter-end basis for the months of May 2013 and June 2013, and all such future payments; (iii) failure to pay accrued interest of $1,369,630 since April 1, 2013; (iv) requirement to maintain trailing free cash flow covenants for fiscal quarters ending June 30, 2013, September 30, 2013 and December 31, 2013 and (v) obligation not to exceed the amount of its debts in a given proportion of the value its Keyes Plant.  In addition, Third Eye Capital agreed to extend the maturity date of the Revolving Credit Facility to July 6, 2014*.  As well, the Company agreed to (i) make daily interest payments equal to 20% of daily cash deposits from its operations (ii) remit cash deposits from EB-5 Program subscriptions to be applied as principal-reduction payments (iii) use net proceeds of any equity offering of the capital stock to make principal reduction payments (iv) pay accrued interests by issuing additional notes (v) maintain minimum quarterly production of ethanol at the Keyes Plant of 10 million gallons per fiscal quarter; and (vi) modify the waterfall payment schedule to provide priority repayment of the advances (principal and interests) provided by Third Eye Capital in February 2013 and April 2013. As consideration, the Company agreed to pay Third Eye Capital:  (i) a waiver fee of $750,000 in shares of common stock; (ii) an amendment fee of $3,000,000, which was added to the principal balance on the Revolving Credit Facility; (iii) an extension fee of $2,200,000 with $1,500,000 to be added to the principal balance of the Revolving Credit Facility on July 6, 2013, $400,000 of the fee payable in cash or stock on August 22, 2013 and $300,000 of the fee payable in cash or stock on September 30, 2013.

The terms of Amendment No. 5 were evaluated in accordance with ASC 470-50 Debt – Modification and Extinguishment and it was determined the loans were extinguished subsequent to period end.  Accordingly, a loss on debt extinguishment of $2,520,866 was recorded during the three months ended September 30, 2013 reflecting the timing of the signing of the definitive agreements.

On October 28, 2013 with an effective date of September 30, 2013, the Company and Third Eye Capital entered into Limited Waiver and Amendment No. 6 to the Note Purchase Agreement (“Amendment No. 6”), pursuant to which Third Eye Capital agreed to waive the following covenants of the Company in their entirety:  (i) obligation to provide an independent EBITDA and Crush Margin calculation within 30 days was replaced with a covenant to bear the expense and cooperate with consulting firm representing Third Eye Capital for quality of earnings review and assessment and study of procurement strategies and practices; and (ii) sale of certain equipment, which has been replaced with a covenant to remit all future payments received on the sale of equipment to Third Eye Capital within two business days of receipt.  Additionally, Third Eye Capital agreed to give the right to extend the maturity date of the Notes to six months from July 6, 2014* upon certain written notice and payment of an additional extension fee equal to 3% of the outstanding balance.  Additionally, Third Eye Capital waived the Free Cash Flow requirement for the quarter ended March 31, 2014 and required an issuance of 1,000,000 shares of common stock in the event the Company is unable to obtain a national market listing by December 31, 2013.  As consideration, the Company agreed to pay Third Eye Capital:  (i) a waiver fee of $500,000 to be added to the principal balance of the Revolving Credit Facility and 1,000,000 shares of common stock of the Company.  As a result of the Company’s ability to extend the maturity of the notes under Amendment No. 6, the note balances have been classified as noncurrent liabilities in the accompanying December 31, 2013 balance sheet.

Terms of Third Eye Capital Notes

Details about each portion of the Third Eye Capital financing facility are as follows:

A.
Term Notes.  As of December 31, 2013, Aemetis Advanced Fuels Keyes had $7,191,928 in principal and interest outstanding, net of unamortized fair value discounts of $340,114.  The Term Notes mature on July 6, 2014*.  Interest on the Term Notes accrues at 14% per annum.  The Term Notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.  On July 26, 2013 and October 28, 2013, the Company received waivers for certain covenants by Amendment No. 5 and Amendment No. 6.  Additionally, Amendment No. 5 waived the requirement for minimum monthly base payments, interest payments and mandatory tiered redemption payments in favor of a daily cash flow sweep equal to 20% of cash deposits from operating activities.

B.
Revolving Credit Facility.  On July 6, 2012 Aemetis Advanced Fuels Keyes entered into a Revolving Credit Facility with a commitment of $18,000,000.  Through various amendments discussed above, the amount of the Revolving Loan Facility was increased to approximately $39,000,000.  Interest on the Revolving Credit Facility accrues at the prime rate plus 13.75% (17% as of December 31, 2013) payable monthly in arrears.  The Revolving Credit Facility matures on July 6, 2014*.  As of December 31, 2013 Aemetis Advanced Fuels Keyes had $38,349,178 in principal and interest outstanding, net of unamortized debt issuance costs of $1,791,357, on the credit facility with available credit set aside to pay Third Eye Capital.

C.
Revenue Participation Term Notes.  The Revenue Participation Note bears interest at 5% per annum and matures on July 6, 2014*.  As of December 31, 2013 Aemetis Advanced Fuels Keyes had $9,464,826 in principal and interest outstanding, net of unamortized discounts of $919,486.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14% per annum as of December 31, 2013) and mature on July 6, 2014*.  As of December 31, 2013 Aemetis Facility Keyes had $17,280,456 in principal and interest outstanding, net of unamortized discounts of $749,516.

*The note can be extended by the Company to January 2015 during the period from April 2014 to May 2014. In doing so the Company is required to pay a fee of 3% of the carrying value of the debt.

The Third Eye Capital Notes are secured by first-lien deeds of trust on all real and personal property, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc.  The Notes all contain cross-collateral and cross-default provisions.  McAfee Capital, solely owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by Company shares owned by the Guarantor.  In addition, Eric McAfee provided a blanket lien on substantially all of his personal assets, and a guarantee in the amount of $8,000,000 from McAfee Capital.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cilion shareholder Seller note payable.  The Company’s merger with Cilion on July 6, 2012 provided $5,000,000 in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full.  As of December 31, 2013, Aemetis Facility Keyes had $4,869,244 in principal and interest outstanding, net of unamortized debt discount of $353,906, under the Cilion shareholder Seller note payable.

State Bank of India secured term loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6,000,000.  The term loan matures in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

In July 2008 the Company drew approximately $4,600,000 against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $270,000, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of December 31, 2013, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.

The principal payments scheduled for June 2009 through September 2013 were not made.  The term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On October 7, 2009, UBPL received a demand notice from the State Bank of India.  The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan due in June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 Crores (approximately $3,200,000) together with all accrued interest thereon and any applicable fees and expenses by October 10, 2009.  As of December 31, 2013, UBPL was in default on interest and principal repayments, and all covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan, since the principal payments have been in default since June 2009.  As a result, the Company has classified the entire loan amount as current.  State Bank of India has filed a legal case before the Debt Recovery Tribunal (DRT), Hyderabad, for recovery of approximately $5,000,000 against the company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (APIIC) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC.  In the case that the Company is unable to prevail with its legal case, DRT may pass a decree for recovery of due amount, which will impact operations of the Company, including the action to seize company property for recovery of debt due.  As of December 31, 2013 and December 31, 2012, the State Bank of India loan had $3,168,237 and $3,573,027, respectively, in principal outstanding and accrued interest plus default interest of $2,688,867 and $2,188,691, and unamortized issuance discount of none and $4,966, respectively.

Revolving line of credit (related party).  The Company had a subordinated Revolving Line of Credit Agreement with Laird Cagan and other related party investors for up to $5,000,000 of principal borrowings (the “Related Party Credit Agreement”).  The Related Party Credit Agreement carried an interest rate of 10% per annum.  On April 18, 2013, the Company issued 1,826,547 shares of common stock and transferred an existing deposit held by Aemetis Advanced Fuels Keyes, Inc. in the amount of $170,000, as payment for $991,946 of interest and fees outstanding under the Related Party Credit Agreement and issued new term notes to two non-related parties in the amount of $560,612 for payment of the remaining principal, interest and fees.

During the twelve months ended December 31, 2013 and 2012, Mr. Cagan’s investment group received none and $93,163 in cash principal or interest payments, respectively.  As of December 31, 2013 and 2012 the Related Party Credit Agreement had a principal, interest and fees balance of none and $1,540,074, respectively.  No amounts remain available for future draw under the Related Party Credit Agreement.

Subordinated Notes.  On January 6 and January 9, 2012, Aemetis Advanced Fuels Keyes, Inc. entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3,000,000 in 5% annual interest rate notes to the investors (the “Sub Notes”).  An additional $600,000 and $800,000 in Sub Notes were issued to one of the existing accredited investor’s Sub Notes balance in May and December 2012, respectively.  This same accredited investor received payments of $600,000 in principal and $3,288 in interest in July 2012.  The Notes included 5-year warrants exercisable for 1,733,333 shares of Aemetis common stock at a price of $0.001 per share, subject to adjustment.  Interest is due at maturity.  The Sub Notes are guaranteed by Aemetis and are due and payable upon the earlier of (i) December 31, 2013; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25,000,000; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full, except for a few exceptions where subordinated note investors will receive funds from EB-5 investments or sale of equipment.

On January 10, 2013, the Sub Note investors agreed to Amendment No. 1 to the Sub Notes, which allowed for (i) extending the maturity date to July 1, 2014, (ii) increasing the interest rate to 10% per annum, (iii) paying a 10% fee on the outstanding principal and interest as of December 31, 2012 and adding the 10% fee to the principal amount of the note, and, (iv) receiving 1,000,000 warrants exercisable at a price of $0.001 per share.  The amendment of January 10, 2013 and the refinancing of December 21, 2012 were evaluated in accordance with ASC 470-50 Debt – Modification and Extinguishment and it was determined the loans were extinguished during the period and accordingly a loss on debt extinguishment of $956,480 was recorded.

On January 14, 2013, Laird Cagan, a related party, loaned $106,201 through a promissory note maturing on April 30, 2013 with a 5 percent annualized interest rate and the right to exercise 53,101 warrants exercisable at $0.001 per share.

On January 24, 2013 an additional $300,000 in subordinated promissory notes (the “Jan. 2013 Sub Notes”) were issued to an existing Sub Note investor along with warrants to purchase 150,000 shares of our common stock at $0.001 per share.  The Jan. 2013 Sub Notes bear interest at 5% per annum and were due April 30, 2013 (later extended to June 30, 2014) with conditions for repayment of (i) the completion of an equity or debt private placement by the Company or Aemetis in an amount of not less than $25,000,000; (ii) the completion of an Initial Public Offering by the Company; and, (iii) the Company shall repay principal amount under the Note upon receipt of proceeds from the EB-5 investor program and from proceeds from California Energy Commission grants.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On May 23, 2013 Aemetis Advanced Fuels Keyes refinanced three existing subordinated promissory notes from the same accredited investor, which included:  (i) $500,000 of the Sub Notes issued on December 28, 2012; (ii) the $100,000 January 19, 2013 5% Note; and (iii) the $300,000 Jan. 2013 Sub Notes, by issuing a replacement promissory note (the “May 2013 Sub Note).  In connection with the refinancing, the annual interest rate was increased to 10% and the maturity date was extended to December 31, 2013.  A 10 percent cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 300,000 shares of our common stock were granted with a term of five years and an exercise price of $0.001 per share.  We evaluated these May 23, 2013 amendments and the refinancing terms of the three Notes and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loans were extinguished and as a result a loss on debt extinguishment of $231,191 was recorded.

On January 1, 2014, the May 2013 Sub Note was amended to extend the maturity date until the earlier of (i) June 30, 2014; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25,000,000; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 300,000 in common stock warrants were granted with a term of five years and an exercise price of $0.001 per share.  We evaluated these January 1, 2014 amendments and the refinancing terms of the Note and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loan was extinguished and as a result a loss on debt extinguishment of approximately $115,000 was recorded in January 2014.  See Note 18 – Subsequent Events.

At December 31, 2013 and December 31, 2012, the Company owed, in aggregate, subordinated notes in the amount of $5,317,252 and $3,338,114 in principal and interest outstanding, net of unamortized issuance and fair value discounts of $261,325 and $612,365, respectively.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $500,000.  The Company sold notes in the amount of $1,000,000 to the first two investors during the fourth quarter of 2012.  As of December 31, 2013, $36,863 in accrued interest remained outstanding on the notes.  The availability of the remaining $35,000,000 will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

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

During the twelve months ended December 31, 2013 and 2012, the Company made principal payments to Secunderabad of approximately $4,772,000 and $2,383,000, respectively, under the agreement and interest payments of approximately $181,000 and $174,000, respectively, for working capital funding.  At December 31, 2013 and 2012 the Company had approximately $1,905,000 and $1,710,000 outstanding under this agreement, respectively.

Short-term notes.  Aemetis Technologies, formerly Zymetis, Inc., carries certain debt obligations associated with a series of grants issued by the Maryland Department of Business and Economic Development to Zymetis prior to the merger.  These grants were converted to promissory notes with interest upon the achievement of certain objectives. At December 31, 2013 and 2012, the Company had approximately $486,000 and $449,000 outstanding under these agreements, respectively.

Scheduled debt repayments for loan obligations follow:

For the twelve months ending December 31,2013
2014	$18,227,013
2015*	74,686,860
2016	2,223,151
2017	1,036,863
Total	$96,173,887
Debt discount at 12/31/13	(4,415,704)
Total Debt, net of discounts	$91,758,183

*Due to the Company’s ability to extend the maturity of the Third Eye Capital notes by six months from the scheduled maturity of July 2014, the amounts are reflected above as a 2015 maturity.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Operating Leases

As of December 31, 2013, the Company, through its subsidiaries, has non-cancelable future minimum operating lease payments for various office space locations. Future minimum operating lease payments are as follows:

For the twelve months ended December 31,
2014	$314,371
2015	150,118
Total	$464,489

In June 2013, the Company entered into a sublease agreement with Splunk, Inc. for approximately 3,000 square feet of leased space. The lease expires in May 2014. For the year ending December 31, 2013, the Company received from Splunk Inc., approximately $80,000 in rent reimbursement. For the years ended December 31, 2013 and 2012, the Company recognized rent expense of $385,983 and $2,170,824, respectively.

7. Stockholders’ Equity

The Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value and 65,000,000 shares of preferred stock, $0.001 par value.

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

	Authorized	Shares Issued and
	Shares	Outstanding December 31,
		2013	2012
Series B preferred stock	7,235,565	2,401,061	3,097,725
Undesignated	57,764,435	—	—
	65,000,000	2,401,061	3,097,725

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

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583,334 shares with an original purchase price of $1,750,002 out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders’ equity by the same amount to reflect the Company’s obligations with respect to this matter.  The obligation accrues interest at the rate of 5.25% per year.  At December 31, 2013 and 2012, the Company had accrued an outstanding obligation of $2,539,528 and $2,437,649, respectively.  Full cash payment to the Cordillera Fund is past due.  The Company expects to pay this obligation upon availability of funds after paying senior secured obligations.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Outstanding Warrants

For the twelve months ended December 31, 2013, the Company granted 5,818,439 common stock warrants, which had the potential to enhance returns for accredited investors who entered into additional Notes, Warrant Purchase Agreements, and equity offering agreements as well as provide incentives to certain employees and board members. The accredited investors received 2 to 10 year warrants exercisable between $0.001 and $0.50 per share in the equity offering agreements as part of debt or fees payment agreements. Employee and board members were offered common stock warrants with an exercise price of $0.40 per share during the twelve months ended December 31, 2013.

For the twelve months ended December 31, 2013, Note investors exercised 2,638,636 warrant shares at an exercise price of $0.001 to $0.12 per share.

For the twelve months ended December 31, 2013, 33,334 Series A Preferred stock warrants and 255,668 common  stock warrants expired, both classes of warrant shares having a weighted average exercise price of  $1.50 and $0.12 per share respectively.

A summary of historical warrant activity for the years ended December 31, 2013 and 2012 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2011	1,428,590	0.35	4.08
Granted	1,816,000	0.001	-
Exercised	(1,432,667)	0.001	-
Expired	(5,000)	3.00	-
Outstanding December 31, 2012	1,806,923	$0.27	2.67
Granted	5,818,439	0.26	-
Exercised	(2,638,636)	0.01	-
Expired	(289,002)	1.18	-
Outstanding December 31, 2013	4,697,724	0.34	4.85

9. Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at the date of issue during the year ended December 31, 2013.

Expected dividend yield	0%
Risk-free interest rate	0.26% - 1.82%
Expected volatility	74.09% - 98.78%
Expected Life (years)	2.0 – 10.0
Exercise price	$0.001-$0.50
Company stock price	$0.32 - $0.82

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at the year ended December 31, 2013.

Expected dividend yield	0%
Risk-free interest rate	0.78% - 1.27%
Expected volatility	76.80% - 78.05%
Expected Life (years)	3.5 – 4.0
Exercise price	$0.001
Company stock price	$0.32

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
2013
Warrant liability	$59,593	$-	$-	$59,593

2012
Warrant liability	$267,950	$-	$-	$267,950

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the twelve months ended December 31, 2013:

Balance as of December 31, 2011	$-
Issuances of warrant liabilities	1,189,095
Exercise of warrant liabilities	(1,018,167)
Realized and unrealized loss related to change in fair value	97,022
Balance as of December 31, 2012	$267,950
Issuances of warrant liabilities	995,418
Exercise of warrant liabilities	(1,006,648)
Realized and unrealized loss related to change in fair value	(197,127)
Balance as of December 31, 2013	$59,593

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2013.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 10,600,434 shares under its 2006 and 2007 Plans and 977,500 outside the plans, which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant with general vesting term of 1/12th every three months during 2013 and are exercisable at any time after vesting subject to continuation of employment.

The following is a summary of options granted under the employee stock plans:

	Shares Available	Number of	Weighted-Average
	for Grant	Shares Outstanding	Exercise Price
Balance as of December 31, 2011	1,656,148	6,803,701	0.94
Authorized	1,000,000	—	—
Granted	(2,555,000)	2,555,000	0.55
Exercised	—	(321,965)	0.23
Forfeited/Expired	1,511,902	(1,511,902)	2.17
Balance as of December 31, 2012	1,611,134	7,524,834	$0.59
Authorized	1,000,000	—	—
Granted	(2,876,000)	2,876,000	0.58
Exercised	—	(264,005)	0.33
Forfeited/Expired	1,009,332	(1,009,332)	1.53
Balance as of December 31, 2013	744,466	9,127,497	$0.49

During 2013 the net 264,005 shares of common stock exercised from the Company’s stock plans had an intrinsic value of $41,434 at time of exercise. The weighted average strike price for the shares exercised was $0.33 per share and the weighted average closing market price at time of exercise was $0.49. The exercised shares hold a restrictive legend.

For the year ended December 31, 2013 and 2012, the Company recorded option expense in the amount of $521,917 and $255,457, respectively. Included in the year ended December 31, 2013 and 2012, option expenses were $9,703 and $49,121, respectively, of outstanding consultant options subject to periodic fair value re-measurement under ASC 505-50-30 Equity Based Payments to Non Employees.

Vested and unvested options outstanding under the Aemetis Stock Option Plans as of December 31, 2013 and 2012 follow:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Average Intrinsic Value1
2013
Vested	5,163,175	$0.44	1.77	$523,112
Unvested	3,694,322	0.57	4.11	8,931
Total	9,127,497	$0.49	2.79	$532,043

2012
Vested	5,061,850	$0.63	2.21	$2,081,910
Unvested	2,462,984	0.52	4.69	435,197
Total	7,524,834	$0.59	3.02	$2,517,107
———————
(1) Intrinsic value calculation based on the $0.32 and $0.70 closing price of Aemetis stock on December 31, 2013 and 2012, as reported on the Over the Counter Bulletin Board.

In addition, for year ended December 31, 2013, the Company granted 2,150,000 common stock warrants at $0.40 per warrant to employees and board members and recognized $636,290 in stock compensation expense on these warrants. Please refer Note 8, “Outstanding  Warrants” for more information.

The valuation using the Black-Scholes valuation pricing model is based upon the current market value of the Company’s common stock and other current assumptions, including the expected term (contractual term for consultant options). The Company records the expense related to consultant options using the accelerated expense pattern prescribed in ASC 505-50-30.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Valuation and Expense Information. The weighted-average fair value calculations for options granted within the period are based on the following weighted average assumptions:

	Fiscal Year Ended December 31
	2013	2012
Expected dividend yield	0%	0%
Risk-free interest rate	0.13% - 0.67%	0.28% - 0.38%
Expected volatility	60.39% - 79.70%	79.08%
Expected Life (years)	1.0 – 3.0	2.0 – 3.0
Weighted average fair value per share of common stock	$0.28	$0.26

As of December 31, 2013, the Company had $1,005,710 and $5,222 of total unrecognized compensation expense for employees and non-employees, respectively, which the Company will amortize over the 4.11 years of weighted remaining term.

Non-Plan Stock Options

In November 2012 the Company issued 977,500 stock options to board members and consultants outside of any Company stock option plan. None of the non-plan options have been exercised.

Outside Company Stock Plan
See following for summary of options granted outside the Company stock plans:
	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Average Intrinsic Value2
2013
Vested	690,000	$0.55	3.85	$-
Unvested	287,500	0.55	3.85	-
Total	977,500	$0.55	3.85	$-

2012
Vested	402,500	$0.55	4.85	$60,375
Unvested	575,000	0.55	4.85	86,250
Total	977,500	$0.55	4.85	$146,625

———————
(2) Intrinsic value based on the $0.32 and $0.70 closing price of Aemetis stock on December 31, 2013 and 2012 respectively, as reported on the Over the Counter Bulletin Board.

12. Agreements

Working Capital Arrangement. In March 2011, we entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell.  Pursuant to the agreement we agreed to procure whole yellow corn from J.D. Heiskell. We have the ability to obtain corn from other sources subject to certain conditions; however, in 2013 and 2012, all of our corn requirements were purchased from Heiskell.  Title to the corn and risk of loss would pass to us when the corn is deposited in the weigh bin.  The initial term of the Agreement expired on December 31, 2012 and is automatically renewed for additional one-year terms, currently to December 31, 2014. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company and all WDG and syrup to A.L. Gilbert. These agreements are ordinary purchase and sale agency agreements for an ethanol plant. See following for J.D. Heiskell & Company sales, net of transportation costs and marketing fees, purchases and accounts receivable as of and for the years ended 2013 and 2012.

J.D. Heiskell & Company:
	2013	2012
Sales
Ethanol	$106,565,941	$128,830,630
Distillers Grains	26,490,413	35,468,559
Corn Oil	2,609,061	2,582,858
Corn Purchases	95,999,548	156,984,918
Grain Sorghum Purchases	11,522,666	-
Accounts Receivable	641,147	394,784
Accounts Payable	2,227,828	2,650,013

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A. L Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements with Kinergy Marketing matures on August 31, 2014 and with A.L Gilbert on December 31, 2014 with automatic one-year renewals thereafter.  For the years ended December 31, 2013 and 2012, the Company expensed in total $2,098,484, and $2,394,194, respectively, under the terms of both ethanol and wet distillers grains agreements.

Acquisition of Cilion. On July 6, 2012, the Company acquired 100% of Cilion, Inc. through a merger. Each issued and outstanding share of Cilion Preferred Stock was automatically converted into the right to receive an aggregate of (a) $16,500,000 cash and (b) 20,000,000 shares of Aemetis common stock and (c) the right to receive an additional cash amount of $5,000,000 plus interest at the rate of 3% per annum, which is payable upon the satisfaction by the Company of certain conditions set forth in the merger agreement. The Seller Note was recorded at its estimated fair value based on an expected term of 2 years and a 22% discount rate.  As of December 31, 2013, Aemetis Facility Keyes had $4,869,244 in principal and interest outstanding, net of unamortized debt discount of $353,906.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

The “North America” operating segment includes the Company’s owned 55 MGY ethanol plant in Keyes, California and its technology lab in College Park, Maryland. As the Company’s technology gains market acceptance, this business segment will include its domestic commercial application of cellulosic ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

Summarized financial information by reportable segment for the years ended December 31, 2013 and 2012 follow:

	For the twelve months ended December 31, months ended
Statement of Operations Data	2013	2012
Revenues
India	$32,816,122	$13,547,620
North America	144,697,850	175,500,606
Total revenues	$177,513,972	$189,048,226

Cost of goods sold
India	$28,722,704	$14,191,098
North America	130,497,508	183,784,075
Total cost of goods sold	$159,220,212	$197,975,173

Gross profit/(loss)
India	$4,093,418	$(643,478)
North America	14,200,342	(8,283,469)
Total gross income/(loss)	$18,293,760	$(8,926,947)

India:  During 2013, three customers accounted for 79% of India sales through their purchase of Refined Glycerin, two customers accounted for 97% of India sales through their purchase of Refined Palm Oil, one customer accounted for 69% of India sales through its purchase of biodiesel.  In 2012, two customers accounted for 45.8% of sales through their purchase of Refined Palm Oil. One customer accounted for 10.7% of consolidated sales through its purchase of biodiesel.

North America: In 2013 and 2012, all of the Company’s revenues from sales of ethanol, WDG and corn oil were sold to J.D. Heiskell pursuant to the Corn Procurement and Working Capital Agreement.  Sales to J.D. Heiskell accounted for 93% of the Company’s North American segment consolidated revenues in both 2013 and 2012.

Company total assets by segment follow:

Total Assets Data	Year Ended December 31
	2013	2012

India	$13,958,695	$15,597,333
North America	83,183,197	81,274,826
Total Assets	$97,141,892	$96,872,159

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Quarterly Financial Data (Unaudited)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 is as follows:

2013

Certain balances on the quarterly results of operations for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 have been reclassified, with no effect on net income (loss), to be consistent with the classifications adopted for the year ended December 31, 2013. A summary of the unaudited quarterly results of operations incorporating these changes discussed above for the years ended December 31, 2013 and 2012 is as follows:

	For the three months ended				For the year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2013	2013	2013	2013	2013
Revenues	$19,420,214	$47,352,509	$56,687,910	$54,053,339	$177,513,972

Cost of goods sold	19,172,500	43,602,242	53,652,334	42,793,136	159,220,212

Gross profit	247,714	3,750,267	3,035,576	11,260,203	18,293,760

Research and development expenses	228,759	123,822	115,099	71,242	538,922
Selling, general and administrative expenses	4,215,546	3,983,544	3,878,786	3,197,232	15,275,108

Operating income/(loss)	(4,196,591)	(357,099)	(958,309)	7,991,729	2,479,730

Other income/(expense)

Interest expense
Interest rate expense	(2,670,702)	(2,912,590)	(2,932,592)	(3,291,260)	(11,807,144)
Amortization expense	(2,274,262)	(6,071,548)	(2,019,779)	(2,102,795)	(12,468,384)
Loss on debt extinguishment	(956,480)	(231,191)	(2,520,866)	-	(3,708,537)
Interest income	348	1,424	7,974	298	10,044
Gain on sale of assets	126,160	47,774	107,759	47,062	328,755
Other income/(expense)	163,122	(69,228)	27,032	613,166	734,092

Income /(Loss) before income taxes	(9,808,405)	(9,592,458)	(8,288,781)	3,258,200	(24,431,444)

Income tax expense	(5,600)		-	(165)	(5,765)

Net income /(loss)	(9,814,005)	(9,592,458)	(8,288,781)	3,258,035	(24,437,209)

Other comprehensive income
Foreign currency translation adjustment	199,250	(599,566)	(274,988)	76,861	(598,443)
Comprehensive (loss)/income	$(9,614,755)	$(10,192,024)	$(8,563,769)	$3,334,896	$(25,035,652)

Net (loss)/income per common share
Basic	$(0.05)	$(0.05)	$(0.04)	$0.02	$(0.13)
Diluted	$(0.05)	$(0.05)	$(0.04)	$0.02	$(0.13)
Weighted average shares outstanding
Basic	182,234,236	189,636,949	193,901,845	198,056,980	191,008,919
Diluted	182,234,236	189,636,949	193,901,845	202,718,409	191,008,919

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2012

	For the three months ended				For the year
					Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Revenues	44,195,776	44,279,866	53,408,202	47,164,382	189,048,226

Cost of goods sold	46,454,288	46,300,806	55,670,850	49,549,229	197,975,173

Gross loss	(2,258,512)	(2,020,940)	(2,262,648)	(2,384,847)	(8,926,947)

Research and development	192,617	148,704	142,498	136,549	620,368
Selling, general and administrative expenses	1,962,841	2,412,495	2,551,415	4,686,606	11,613,357

Operating loss	(4,413,970)	(4,582,139)	(4,956,561)	(7,208,002)	(21,160,672)

Other income/(expense)
Interest income	348	1,840	348	2,440	4,976
Interest expense	(3,965,047)	(5,304,917)	(3,376,796)	(5,011,155)	(17,657,915)
Other income/(expense)	18,211	(99,569)	54,219	(140,136)	(167,275)
Gain on acquisition bargain purchase	-	-	42,335,876	-	42,335,876
Loss on debt extingishment	-	-	(9,068,868)	-	(9,068,868)
Gain on sales of assets	-	236,830	-	113,526	350,356
Income/(loss) before income taxes	(8,360,458)	(9,747,955)	24,988,218	(12,243,327)	(5,363,522)

Income taxes benefit/(expense)	(4,000)	-	1,085,257	-	1,081,257

Net income/(loss)	(8,364,458)	(9,747,955)	26,073,475	(12,243,327)	(4,282,265)

Other comprehensive income/(loss)
Foreign currency translation adjustment	310,983	(226,977)	336,285	(494,822)	(74,531)
Comprehensive income/(loss)	(8,053,475)	(9,974,932)	26,409,760	(12,738,149)	(4,356,796)

Income/(loss) per common share attributable to Aemetis, Inc.
Basic	(0.06)	(0.07)	0.15	(0.07)	(0.03)
Diluted	(0.06)	(0.07)	0.15	(0.07)	(0.03)

Weighted average shares outstanding
Basic	131,128,280	133,239,456	168,583,985	170,734,618	151,023,977
Diluted	131,128,280	133,239,456	176,559,067	170,734,618	151,023,977

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, amounts of $ 966,935 and $1,262,133 in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of December 31, 2013 and 2012.  For the years ended December 31, 2013 and 2012, the Company expensed $53,594 and $65,343, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities.

For the years ending December 31, 2013 and 2012, Eric McAfee received payments from the Company of principal, interest and fees associated with a revolving line of credit co-owned with Laird Cagan, a related party, and other investors, by converting part of the balance due for 1,171,536 and 6,231,159 shares of common stock, respectively. Laird Cagan received 655, 011 and 2,634,376 shares of common stock as part of the same payments-for-stock transactions with the same terms.

The Company owes various Board Members amounts totaling $1,651,146 and $1,300,313 as of December 31, 2013 and 2012, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet.  For the years ended December 31, 2013 and 2012, the Company expensed $354,833 and $379,500, respectively, in connection with board compensation fees.

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc., entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital.  Third Eye Capital extended credit in the form of (i) senior secured revolving loans in an aggregate principal amount of $18,000,000 (“Revolving Credit Facility”); (ii) senior secured term loans in the principal amount of $10,000,000 to convert the Revenue Participation agreement to a Note (“Revenue Participation Term Notes”); and (iii) senior secured term loans in an aggregate principal amount of $15,000,000 (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party. See Note 5 - Notes Payable.

16. Income Tax

The Company files a consolidated federal income tax return including all its domestic subsidiaries. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Components of tax expense (benefit) consist of the following:

	Year Ended December 31,
	2013	2012
Current:
Federal	—	—
State and local	$5,765	$4,000
Foreign	—	—
	5,765	4,000

Deferred:
Federal	—	(933,849)
State and local	—	(151,408)
Foreign	—	—
Income tax expense/(benefit)	$5,765	$(1,081,257)

The income tax benefit recognized for the year ended December 31, 2012 was the result of the recognition of a deferred tax liability in the acquisition of Cilion. During the year ended December 31, 2013, there is minimal tax expense recognized. The deferred tax liability resulted in a reduction in the valuation allowance of the Company, as the Company believes the reversal of the deferred tax liability will occur prior to the expiration of the NOL carryforward. During the year ended December 31, 2013, there is minimal tax expense recognized due to state minimum taxes and the Company's valuation allowance. U.S. loss and foreign loss before income taxes are as follows:

	Year Ended December 31,
	2013	2012
United States	$(25,712,533)	$(2,981,086)
Foreign	281,089	(2,382,436))
Loss before income taxes	$(24,431,444)	$(5,363,522)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (34%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2013	2012
Income tax expense (benefit) at the federal statutory rate	(8,306,690)	(1,823,598)
State tax expense (benefit)	(695,240)	(476,437)
Foreign tax rate differential	219,762	475,342
Stock-based compensation	555,883	382,030
Interest Expense	327,647	429,673
Loss on Debt Extinguishment	1,162,032	3,707,620
Gain on Bargain Purchase	0	(16,727,979)
Other	69,196	(159,845)
Cilion Transaction Costs	0	302,271
Credits	-	(150,452)
Valuation Allowance	6,673,176	12,960,118

Income Tax Expense	5,765	(1,081,257)

Effective Tax Rate	-0.02%	20.16%

The components of the net deferred tax asset or (liability) are as follows

	Year Ended December 31,
Deferred Tax Assets & (Liabilities)	2013	2012

Org, Start-up and Intangible Assets	9,302,636	9,898,832

Stock Based Comp	114,946	233,365

Prop., Plant, and Equip.	(18,929,925)	(14,546,837)

NOLs and Credits	49,139,117	38,790,667

Convertible Debt	(5,325)	(9,382)

Ethanol Credits	1,500,000	1,500,000

Debt Extinguishment	2,535,798	1,822,458

Other, net	1,544,586	839,555

Subtotal	45,201,833	38,528,658

Valuation Allowance	(45,201,833)	(38,528,658)
Deferred tax assets (liabilities)	-	-

Based on the Company’s evaluation of current and anticipated future taxable income, the Company believes it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets.

The Company does not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.  At December 31, 2013 and 2012, these undistributed losses totaled ($9,169,651) and ($9,494,738), respectively. If any earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2013, the Company’s uncertain tax positions were not significant for income tax purposes.

We conduct business globally and, as a result, one or more of the Company’s subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as India, Mauritius, and the United States. The Company files a U.S. federal income tax return and tax returns in three U.S. states, as well as in two foreign jurisdictions. Penalties and interest are classified as general and administrative expenses.

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2013:

United States — Federal	2009 – present
United States — State	2009– present
India	2007 – present
Mauritius	2007 – present

As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately $115,000,000 and state net operating loss carryforwards of approximately $115,000,000.  The Company also has approximately $1,500,000 of alcohol and cellulosic biofuel credit carryforwards. The federal net operating loss and other tax credit carryforwards that expire in 2014. The state net operating loss carryforwards expire on various dates between 2027 through 2032. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by US or India statute regarding net operating loss carryovers and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. The Company’s India subsidiary also will have net operating loss carryforwards as of March 31, 2014, its tax fiscal year end, of approximately $9,000,000 in US dollars, which expire from March 30, 2016 to March 30, 2023.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. Parent Company Financial Statements (Unaudited)

The following is a summary of the Parent Company financial statements for the years ended December 31, 2013 and 2012:

Aemetis, Inc. (Parent Company)
Consolidated Balance Sheets
As of December 31, 2013 and 2012

Assets	2013	2012
Current assets
Cash and cash equivalents	$13,718	$-
Intercompany receivables	27,627,159	20,802,877
Total current assets	27,640,877	20,802,877

Investments in Subsidiaries, net of advances
Investment in Aemetis International, Inc.	2,678,525	3,060,684
Investment in Aemetis Americas, Inc	-	116,144
Total investments in Subsidiaries, net of advances	2,678,525	3,176,828

Other assets	23,095	23,095
Total Assets	$30,342,497	$24,002,800

Liabilities & stockholders' equity(deficit)
Current liabilities
Accounts payable	$3,397,294	$4,037,137
Outstanding checks in excess of cash	-	25,773
Mandatorily redeemable Series B convertibe preferred	2,539,528	2,437,649
Other current liabilities	1,677,835	2,174,608
Total current liabilities	7,614,657	8,675,167

Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	31,324,660	8,400,675
Investment in Aemetis Americas, Inc	246,676	-
Investment in Aemetis Biofuels, Inc.	2,741,279	2,624,575
Investment in Aemetis Technologies, Inc.	833,318	438,375
Investment in Biofuels Marketing, Inc.	349,056	349,056
Total subsidiary obligation in excess of investment	35,494,989	11,812,681

Total long term liabilities	35,494,989	11,812,681

Stockholders' equity(deficit)
Series B Preferred convertible stock	2,401	3,098
Common stock	199,737	180,281
Additional paid-in capital	84,192,552	75,457,760
Accumulated deficit	(94,245,503)	(69,808,294)
Accumulated other comprehensive loss	(2,916,336)	(2,317,893)
Total stockholders' equity(deficit)	(12,767,149)	3,514,952
Total liabilities & stockholders' equity(deficit)	$30,342,497	$24,002,800

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Aemetis, Inc. (Parent Company)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2013 and 2012

	2013	2012

Equity in subsidiary losses	$(22,134,091)	$(12,496)

Selling, general and administrative expenses	2,686,828	2,302,944

Operating loss	(24,820,919)	(2,315,440)

Other income/(expense)
Interest expense	(187,417)	(1,865,803)
Other income/(expense)	576,892	(97,022)

Loss before income taxes	(24,431,444)	(4,278,265)

Income taxes expense	(5,765)	(4,000)

Net loss	$(24,437,209)	$(4,282,265)

Other comprehensive loss
Foreign currency translation adjustment	(598,443)	(74,531)
Comprehensive loss	$(25,035,652)	$(4,356,796)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Aemetis, Inc. (Parent Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	2013	2012
Operating activities:
Net loss	(24,437,209)	(4,282,265)
Adjustments to reconcile net loss to
net cash provided/(used) in operating activities:
Stock-based compensation	1,760,072	686,059
Amortization of debt issuance discount	-	400,997
Change in fair value of warrant liability	(197,127)	97,022
Changes in assets and liabilities:
Subsidiary portion of net losses	22,134,091	12,496
Prepaid expenses	-	4,668
Accounts payable	(639,843)	236,887
Accrued interest expense	-	682,983
Other liabilities	(177,896)	288,203
Net cash used in operating activities	(1,557,912)	(1,872,950)

Investing activities:
Change in outstanding checks in excess of cash	(25,773)	25,773
Subsidiary advances, net	514,668	9,417,256
Net cash provided in investing activities	488,895	9,443,029

Financing activities:
Proceeds from borrowings under secured debt facilities	-	840,000
Repayments of borrowings under secured debt facilities	-	(8,412,259)
Equity Offering	1,075,200	-
Warrants exercised	7,535	1,433
Net cash provided by/(used in)by financing activities	1,082,735	(7,570,826)

Net increase/(decrease) in cash and cash equivalents	13,718	(747)

Cash and cash equivalents at beginning of period	-	747
Cash and cash equivalents at end of period	$13,718	$-

Supplemental disclosures of cash flow information, cash paid:

Interest payments	4,522,097	2,084,751
Income tax expense	5,765	4,000

Supplemental disclosures of cash flow information, non-cash transactions:

Issuance of warrants to non-employees to secure procurement and working capital	335,617
Issuance of warrants to subordinated debt holders	1,127,120
Issuance of shares for acquisition	-	12,511,200
Payments of principal, fees and interest by issuance of stock	3,616,284	11,885,579
Issuance of shares to related party for repayment of line of credit	821,946	4,107,141
Beneficial conversion discount on related party debt	-	884,851
Other asset transferred to related party	170,000
Warrant liability transferred to equity upon exercise	1,006,648

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Events

Subordinated Notes

On January 1, 2014, the May 23, 2013 Subordinated Note maturity was extended until the earlier of (i) June 30, 2014; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25,000,000; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 300,000 in common stock warrants were granted with a term of five years and an exercise price of $0.001 per share. We evaluated these Jan 1, 2014 amendment and the refinancing terms of the Note and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loan was extinguished and as a result a loss on debt extinguishment of approximately $115,000 was recorded in January 2014.

19.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. During 2013, the Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lenders.  Management’s plans for the Company include:

●	Operating the Keyes plant in the current positive margin environment;
●	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant;
●	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $35 million of additional EB-5 notes at 3% interest rate;
●	Refinance the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant
●	Restructuring or refinance the State Bank of India note to allow for additional working capital and reduce current financing costs;
●	Securing higher volumes of international shipments from the Kakinada, India biodiesel and refined glycerin facility; and
●	Continuing to expand in the India market as the subsidy on diesel is reduced to zero by June 2014.

Management believes that through the above mentioned actions it will be able to fund company operations and continue to operate the secured assets for the foreseeable future. There can be no assurance that the existing credit facilities and cash from operations will be sufficient nor that the Company will be successful at maintaining adequate relationships with the senior lenders or significant shareholders. Should the Company require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ERIC A. MCAFEE	Chairman/Chief Executive Officer	March 11, 2014
Eric A. McAfee	(Principal Executive Officer and Director)

/s/Todd Waltz	Chief Financial Officer	March 11, 2014
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ Francis Barton	Director	March 11, 2014
Fran Barton

/s/ John R. Block	Director	March 11, 2014
John R. Block

/s/ Dr. Steven Hutcheson	Director	March 11, 2014
Dr. Steven Hutcheson

/s/ Harold Sorgenti	Director	March 11, 2014
Harold Sorgenti