Form 10-Q
period 2014-03-31
AEMETIS, INC
filed 2014-05-15
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
or
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

The number of shares outstanding of the registrant’s Common Stock on May 12, 2014 was 20,170,368 shares.

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts.  Forward-looking statements in this Annual Report on Form 10-Q, include without limitation, statements regarding the potential listing of our common stock on the NASDAQ Global Market or another national exchange; trends in demand for renewable fuels; trends in market conditions with respect to prices for inputs for our products verses prices for our products; our ability to leverage approved feedstock pathways, our location and infrastructure; our ability to adopt value-add byproduct processing systems; our ability to expand into alternative markets for biodiesel and its byproducts, including continuing to expand our sales into international markets; the impact of changes in regulatory policies on our performance, including the Indian government’s recent changes to diesel prices and related subsidies; our ability to continue to develop new, and to maintain and protect  new and existing, intellectual property rights; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations with cash from operations; our ability to sell additional notes under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties.  Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands except for par value)

	March 31, 2014	December 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,318	$4,926
Accounts receivable	2,305	2,764
Inventories	4,086	4,098
Prepaid expenses	1,108	584
Other current assets	755	335
Total current assets	15,572	12,707

Property, plant and equipment, net	78,332	78,928
Goodwill	968	968
Intangible assets, net of accumulated amortization of $204 and $184, as of 2014 and 2013, respectively	1,596	1,616
Other assets	2,911	2,923
Total assets	$99,379	$97,142

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$7,952	$9,366
Current portion of long term debt	6,066	10,257
Short term borrowings	6,068	7,709
Mandatorily redeemable Series B convertible preferred stock	2,565	2,540
Other current liabilities	7,543	6,245
Total current liabilities	30,194	36,117

Long term debt	73,066	73,792
Other long term liability	343	-
Total long term liabilities	73,409	73,792
Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 2,381 and 2,401 shares issued and outstanding each period, respectively (aggregate liquidation preference of $7,143 and $7,203, respectively)	2	2
Common stock, $0.001 par value; 40,000 authorized; 20,170 and 19,974 shares issued and outstanding, respectively *	20	20
Additional paid-in capital *	85,121	84,373
Accumulated deficit	(86,559)	(94,246)
Accumulated other comprehensive loss	(2,808)	(2,916)
Total stockholders' deficit	(4,224)	(12,767)

Total liabilities and stockholders' deficit	$99,379	$97,142
* The Common Stock and Additional paid-in capital for all periods presented reflect the one-for-ten reverse split, which took effect May 15, 2014.

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME / (LOSS)
(In thousands except for earnings per share)
(Unaudited)

	For the three months ended March 31,
	2014	2013
Revenues	$60,665	$19,420

Cost of goods sold	45,041	19,173

Gross profit	15,624	247

Research and development expenses	100	229
Selling, general and administrative expenses	2,842	4,215

Operating income/(loss)	12,682	(4,197)

Other income/(expense)

Interest expense
Interest rate expense	(2,920)	(2,547)
Amortization expense	(2,118)	(2,398)
Loss on debt extinguishment	(115)	(956)
Gain on sale of assets	-	126
Other income	164	164

Income (loss) before income taxes	7,693	(9,808)

Income tax expense	(6)	(6)

Net income (loss)	7,687	(9,814)

Other comprehensive income
Foreign currency translation adjustment	108	199
Comprehensive income (loss)	$7,795	$(9,615)

Net income(loss) per common share *
Basic	$0.38	$(0.54)
Diluted	$0.34	$(0.54)

Weighted average shares outstanding *
Basic	20,007	18,223
Diluted	22,657	18,223

* The Earnings per share and Weighted average shares outstanding for all periods presented reflect the one-for-ten reverse split, which took effect May 15, 2014.

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the three months ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$7,687	$(9,814)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activitites:
Share-based compensation	131	293
Depreciation	1,152	1,165
Debt related amortization expense	2,118	2,876
Intangibles and other amortization expense	32	124
Change in fair value of warrant liability	48	(162)
Loss on extinguishment of debt	115	956
Gain on sale of assets	-	(126)
Changes in operating assets and liabilities:
Accounts receivable	468	700
Inventory	50	182
Prepaid expenses	(18)	202
Other current assets and other assets	(399)	(581)
Accounts payable	(1,453)	(2,590)
Accrued interest expense and fees, net of payments	145	2,422
Other liabilities	1,178	397
Net cash provided by (used in) in operating activities	11,254	(3,956)

Investing activities:
Capital expenditures	(247)	(29)
Proceeds from the sale of assets	-	400
Net cash (used in) provided by in investing activities	(247)	371

Financing activities:
Proceeds from borrowings	960	4,452
Repayments of borrowings	(9,581)	(1,259)
Net cash (used in) provided by financing activities	(8,621)	3,193

Effect of exchange rate changes on cash and cash equivalents	6	153
Net cash and cash equivalents increase (decrease) for period	2,392	(239)
Cash and cash equivalents at beginning of period	4,926	291
Cash and cash equivalents at end of period	$7,318	$52
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$2,646	$134
Income tax expense	6	6

Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	16	-
Issuance of warrants to subordinated debt holders	95	995
Transfer between debt and other liabilities	438	-
Stock issued in connection with services	506	-
Payments of principal, fees and interest paid in Stock	-	1,422
Warrant liability transferred to equity upon exercise	-	1,007

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

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

Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.  The Company owns and operates a manufacturing and refining facility in Kakinada, India where the Company manufactures and produces fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil and a plant in Keyes, California where the Company manufactures and produces ethanol, wet distillers’ grain (WDG), condensed distillers solubles (CDS) and corn oil.  In September 2013, the Company received approval by the US Environmental Protection Agency to produce ethanol using grain sorghum and biogas as well as approval for the Keyes plant to use existing combined heat and power systems to generate higher value D5 Advanced Biofuel Renewable Identification Numbers (RIN’s).  In April 2014, the Company received the International Sustainability and Carbon Certification for the production of biodiesel at the India plant from either tallow or the non-edible portion of palm oil for sale into European markets.  In addition, the Company is continuing to research and develop  microbial technology, for the production of renewable industrial biofuels and biochemicals.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of March 31, 2014, the consolidated condensed statements of operations for the three months ended March 31, 2014 and 2013, and the consolidated condensed statements of cash flows for the three months ended March 31, 2014 and 2013 are unaudited. The consolidated condensed balance sheet as of December 31, 2013 was derived from the 2013 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2013 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three months ended March 31, 2014 and 2013 have been prepared on the same basis as the audited consolidated statements as of December 31, 2013 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Reverse Stock Split. During April 2014, our board of directors approved, and submitted a proposal to our stockholders for approval of, a 1 for 10 reverse split of our common stock (the “Reverse Stock Split”).  The Reverse Stock Split is intended to increase the market price of our common stock to enhance our ability to meet the initial listing requirements of the NASDAQ Global Market and to make our common stock more attractive to a broader range of institutional and other investors.  Our stockholders approved the Reverse Stock Split on May 9, 2014 and we filed a Certificate of Change with the Secretary of State of the State of Nevada to effect the Reverse Stock Split on May 9, 2014. The Reverse Stock Split became effective with the Financial Industry Regulatory Authority "FINRA" on May 15, 2014.

 Upon the effectiveness of the Reverse Stock Split, every ten shares of issued and outstanding and authorized Aemetis common stock was automatically combined into one share of common stock with any fractional shares rounded up to the next whole share and without any change in the par value per share.  The Reverse Stock Split reduced the number of outstanding shares of Aemetis common stock from approximately 201.7 million shares to approximately 20.2 million shares.  The authorized shares of Aemetis common stock were also proportionally reduced from 400 million shares to 40 million shares.

Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

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

Company intangible assets such as goodwill have indefinite lives and as a result need to be evaluated at least annually, or more frequently, if impairment indicators arise. In the Company’s review, the Company determines the fair value of the reporting unit using market indicators and discounted cash flow modeling. The Company compares the fair value to the net book value of the reporting unit. An impairment loss is recognized when the fair value is less than the related net book value, and an impairment expense is recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of the Company’s customers. No indicators arose during the March 2014 quarter warranting reevaluation.

Basic and Diluted Net Income (Loss) per Share.  Basic income (loss) per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted income/(loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net income for the three months ended March 31, 2014, potentially dilutive securities have been included in the diluted net income per share computations and any potentially anti-dilutive shares have been excluded and are shown below. As the Company incurred net loss for the three months ended March 31, 2013, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The following table reconciles the number of shares utilized in the net income (loss) per share calculations:

	Three months ended
	March 31, 2014	March 31, 2013
	(In thousands, except per share amounts)
Net income (loss)	$7,687	$(9,814)

Shares:
Weighted average shares outstanding-basic	20,007	18,223
Weighted average dilutive share equivalents from preferred shares	2,384	-
Weighted average dilutive share equivalents from stock options	168	-
Weighted average dilutive share equivalents from common warrants	94	-
Weighted average dilutive share equivalents from convertible promossory note	5	-
Weighted average shares outstanding-diluted	22,658	18,223

Earnings (loss) per share-basic	$0.38	$(0.54)
Earnings (loss) per share-diluted	$0.34	$(0.54)

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of March 31, 2014 and March 31, 2013:

	As of
	March 31, 2014	March 31, 2013
Series B preferred	-	3,098
Common stock options and warrants	1,137	1,176
Convertible interest & fees on related party note	-	2
Convertible promissory note	-	18
Total number of potentially dilutive shares excluded from the basic and diluted net income (loss) per share calculation	1,137	4,294

Comprehensive Income. ASC 220 Comprehensive Income requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive income and accumulated other comprehensive income consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiaries. The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded for the currency translation adjustments.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

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

Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Aemetis recognizes two reportable geographic segments: “India”, and “North America.”

The “India” operating segment encompasses the Company’s 50 million gallon per year nameplate capacity biodiesel plant in Kakinada, India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

The “North America” operating segment includes the Company’s 55 million gallon per year nameplate capacity ethanol plant in Keyes, California and the research facilities in College Park, Maryland.

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, and accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock, warrant liability and debt. The fair value of current financial instruments was estimated to approximate carrying value due to the short term nature of these instruments. The carrying amount of debt obligations, including discount issuance costs, held by the senior lender, subordinated debt and the seller note payable, at March 31, 2014 amounted to an aggregate of approximately $75.9 million in outstanding obligations. The debts were determined to have an estimated fair value of $73.6 million based on interest rates for comparable debt.  The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value.  It was not practicable to determine the fair market value of the Company’s remaining debt obligations due to the lack of availability of comparable credit facilities and the related party nature of the financial arrangements.  The warrant liability fair value was estimated using the Black-Scholes valuation pricing model at the end of each reporting period.

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

The Company computes the fair value of the warrant liability at each reporting period and the change in the fair value is recorded through earnings. The key component in the value of the warrant liability is the Company's stock price, which is subject to significant fluctuation and is not under the Company's control. The resulting effect on the Company's net income (loss) is therefore subject to significant fluctuation and will continue to be so until the warrants are exercised, amended or expired. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when the stock price increases and non-cash income when the stock price decreases.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

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

2.           Inventory

Inventory consists of the following:

	March 31, 2014	December 31, 2013
Raw Materials	$1,015	$597
Work-in-progress	1,910	1,724
Finished goods	1,161	1,777
Total inventory	$4,086	$4,098

As of March 31, 2014 and December 31, 2013, the Company recognized a lower of cost or market reserve of $43 thousand and none, respectively, related to inventory.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2014	December 31, 2013
Land	$2,782	$2,765
Plant and Buildings	83,318	82,355
Furniture and fixtures	513	558
Machinery and equipment	2,261	2,076
Construction in progress	54	539
Total gross property, plant & equipment	88,928	88,293
Less accumulated depreciation	(10,596)	(9,365)
Total net property, plant & equipment	$78,332	$78,928

For the three months ended March 31, 2014 and March 31, 2013, the Company recorded depreciation expense of $1.2 million for each period respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there were no triggering events on the long-lived assets during the three months ended March 31, 2014.

4.        Intangible Assets and Goodwill

Intangible assets and goodwill consist of $1.0 million in patents, $0.6 million in in-process research and development and $1.0 million in goodwill. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles are tested annually in December for impairment at the Aemetis Technologies, Inc. reporting unit level.  During the three months ended March 31, 2014 and 2013, the Company recognized amortization expense of $20 thousand and $125 thousand, respectively, related to patents.

Future patent and in-process research and development amortization for the next five years and beyond consists of the following:

For the twelve months ending March 31,	Amortization
2014	$88
2015	112
2016	112
2017	112
2018	134
Thereafter	1,038
Total	$1,596

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

5.         Notes Payable

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	March 31, 2014	December 31, 2013
Third Eye Capital term note	$7,349	$7,193
Third Eye Capital revolving credit facility	31,603	38,349
Third Eye Capital revenue participation term note	9,890	9,465
Third Eye Capital acquisition term note	17,620	17,280
Cilion shareholder Seller note payable	5,083	4,869
State Bank of India secured term loan	6,066	5,857
Subordinated notes	4,982	5,317
EB-5 long term promissory notes	1,521	1,037
Unsecured working capital loans and short-term notes	1,086	2,391
Total debt	85,200	91,758
Less current portion of debt	12,134	17,966
Total long term debt	$73,066	$73,792

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a Note (“Revenue Participation Term Notes”); (iv) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as, the “Notes”).  Initially, the Acquisition Term Notes and the Revenue Participation Term Notes matured on July 6, 2014, the Term Notes matured on October 18, 2012 and the Revolving Credit Facility matured on July 6, 2013 with extension rights subject to satisfaction of certain conditions. The Notes have the maturity date of July 1, 2015, as described below.

In May 2014, Third Eye Capital agreed to the Limited Waiver and Amendment No. 7 to the Note Purchase Agreement to extend the maturity date of the Notes to July 1, 2015, to modify the waterfall table, to fix the interest rate at 14%, and to redefine the operating cash available to the Company for operating expenses. As consideration, the Company is required to pay an additional extension fee of $2.0 million plus an escalating monitoring fee beginning January 2015. As a result of the extension of the maturity of the Notes under Amendment No. 7, the Note balances have been classified as noncurrent liabilities in the accompanying March 31, 2014 balance sheet.

Further details regarding the terms of the Notes are set forth below under the heading “Terms of Third Eye Capital Notes.”

Terms of Third Eye Capital Notes

Details about each portion of the Third Eye Capital financing facility are as follows:

A.
Term Notes.  As of March 31, 2014, AAFK had $7.3 million in principal and interest outstanding, net of unamortized fair value discounts of $0.2 million.  The Term Notes mature on July 1, 2015.  Interest on the Term Notes accrues at 14% per annum.  The Term Notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.  On July 26, 2013 and October 28, 2013, the Company received waivers for certain covenants by Amendment No. 5 and Amendment No. 6 to the Note Purchase Agreement, respectively.   Additionally, Amendment No. 5 waived the requirement for minimum monthly base payments, interest payments and mandatory tiered redemption payments in favor of a daily cash flow sweep equal to 20% of cash deposits from operating activities.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

B.
Revolving Credit Facility.  On July 6, 2012 AAFK entered into a Revolving Credit Facility with a commitment of $18.0 million.  Through various amendments to the Note Purchase Agreement, the amount of the Revolving Loan Facility was increased to approximately $39.0 million.  Interest on the Revolving Credit Facility accrues at the prime rate plus 13.75% (17% as of March 31, 2014) payable monthly in arrears.  The Revolving Credit Facility matures on July 1, 2015.  As of March 31, 2014 AAFK had $31.6 million in principal and interest outstanding, net of unamortized debt issuance costs of $0.9 million, on the Revolving Credit Facility with available credit set aside to pay Third Eye Capital.

C.
Revenue Participation Term Notes.  The Revenue Participation Note bears interest at 5% per annum and matures on July 1, 2015.  As of March 31, 2014 AAFK had $9.9 million in principal and interest outstanding, net of unamortized discounts of $0.5 million, on the Revenue Participation Note.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14% per annum as of March 31, 2014) and mature on July 1, 2015.  As of March 31, 2014 Aemetis Facility Keyes had $17.6 million in principal and interest outstanding, net of unamortized discounts of $0.4 million, on the Term Notes.

The Third Eye Capital Notes are secured by first-lien deeds of trust on all real and personal property, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc.  The Notes all contain cross-collateral and cross-default provisions.  McAfee Capital, solely owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by all of its Company shares.  In addition, Eric McAfee provided a blanket lien on substantially all of his personal assets, and a guarantee in the amount of $8.0 million from McAfee Capital.

Cilion shareholder Seller note payable.  The Company’s merger with Cilion on July 6, 2012 provided $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full.  As of March 31, 2014, Aemetis Facility Keyes, Inc. had $5.1 million in principal and interest outstanding, net of unamortized debt discount of $0.2 million, under the Cilion shareholder Seller note payable.

State Bank of India secured term loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6.0 million.  The term loan matured in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

In July 2008 the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $0.3 million, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of March 31, 2014, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.  The principal payments scheduled for June 2009 through December 2013 were not made.  The term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On March 10, 2011, one of our subsidiaries, Universal Biofuels Pvt. Ltd. (“UBPL”), received a demand notice from the State Bank of India with respect to the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan since June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  As of March 31, 2014, UBPL was in default on interest and principal repayments, and all covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan, since the principal payments have been in default since June 2009.  As a result, the Company has classified the entire loan amount as current.  The State Bank of India has filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.0 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC.  UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate. The State Bank of India has additionally required the personal guarantee of our Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan. Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort. In January 2014, the Company made payment of $162 thousand (1 crore rupees) against principal on the facility which was accepted by the State Bank of India. UBPL filed for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility.  In May 2014, the Company obtained an interim stay subject to payments of 1 crore rupees (approximately $0.2 million) each by May 15, 2014 and June 15, 2014. In the event that the Company is unable to prevail with the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing Company property for recovery of amounts due. As of March 31, 2014 and December 31, 2013, the State Bank of India loan had $3.1 million and $3.2 million, respectively, in principal outstanding and accrued interest plus default interest of $3.0 million and $2.7 million respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Subordinated Notes.  On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.0 million in 5% annual interest rate notes to the investors (the “Sub Notes”).  An additional $0.6 million and $0.8 million in Sub Notes were issued to one of the existing accredited investor’s Sub Notes balance in May and December 2012, respectively.  This same accredited investor received payments of $0.6 million in principal and $3 thousand in interest in July 2012. The Sub Notes included 2-year warrants exercisable for 170 thousand shares of Aemetis common stock at a price of $0.01 per share, subject to adjustment.  Interest is due at maturity.   Neither AAFK nor Aemetis may make any principal payments under the Sub Notes until all loans made by Third Eye Capital to AAFK are paid in full, except for a few exceptions where Sub Note investors will receive funds from EB-5 investments or sale of equipment.

The Company agreed to an Amendment No.1 to the Sub Notes to extend the maturity of the January 2012 Sub Notes to July 1, 2014 and refinanced the additional December 2012 Sub Note as two Sub Notes dated December 2012 and January 19, 2013, with principal amounts of $0.5 million and $0.1 million, respectively. Both the December 2012 Sub Note and the January 19, 2013 Sub Note had a maturity date of April 30, 2013. On January 24, 2013, an additional $0.3 million Sub Note was issued with a maturity date of April 30, 2013. On May 23, 2013, all Sub Notes above with a maturity date of April 30, 2013 were refinanced as a $1.0 million Sub Note (“May 2013 Note”) with a maturity date of December 31, 2013.

On January 1, 2014, the May 2013 Sub Note was amended to extend the maturity date until the earlier of (i) June 30, 2014; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 30 thousand in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.  These January 1, 2014 amendments and the refinancing terms of the Note were evaluated and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loan was extinguished and as a result a loss on debt extinguishment of approximately $0.1 million was recorded in January 2014.

In March 2014, the Company received $0.5 million from EB-5 investments and paid to one of accredited investors holding a sub note of January 2012 of $0.5 million.

On January 14, 2013, Laird Cagan, a related party, loaned $0.1 million through a promissory note maturing on April 30, 2013 with a five percent annualized interest rate and the right to exercise 5 thousand warrants exercisable at $0.01 per share.

At March 31, 2014 and December 31, 2013, the Company owed, in aggregate, subordinated notes in the amount of $5.0 million and $5.3 million in principal and interest outstanding, net of unamortized issuance and fair value discounts of $0.2 million and $0.3 million, respectively.

EB-5 long-term promissory notes.  EB-5 is a US government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. On March 4, 2011, and amended January 19, 2012, and July 24, 2012, the Company entered into a Note Purchase Agreement with Advanced BioEnergy, LP, a California limited Partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes bearing interest at 3%, each note in the principal amount of $0.5 million is due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million.  The notes are convertible after three years at a conversion price of $30.00 per share.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $0.5 million.  The Company sold notes in the amount of $1.0 million to the first two investors during the fourth quarter of 2012 and sold $0.5 million note to an investor during the first quarter of 2014. As of March 31, 2014, $21thousand in accrued interest remained outstanding on the notes.  The availability of the remaining $35.0 million will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

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

During the three months ended March 31, 2014 and 2013, the Company made principal payments to Secunderabad of approximately $1.5 million and $1.1 million, respectively, under the agreement and interest payments of approximately $51 thousand and $0.1 million respectively, for working capital funding.  At March 31, 2014 and December 31, 2013 the Company had approximately $1.0 million and $1.9 million outstanding under this agreement, respectively.

Short-term notes.  Aemetis Technologies, formerly Zymetis, Inc., carries certain debt obligations associated with a series of grants issued by the Maryland Department of Business and Economic Development to Zymetis prior to the merger.  These grants were converted to promissory notes with interest upon the achievement of certain objectives. In the first quarter of 2014, the Company entered into a payment settlement agreement to pay off the principal and interest of approximately $0.4 million in monthly installments. As part of this agreement, the long term debt of $0.4 million has been classified into other long term liabilities.  At March 31, 2014, the Company had approximately $300 thousand and $90 thousand in the other long term liabilities and other current liabilities, respectively. There is only one promissory note with principal and interest of approximately $47 thousand remaining in the short term debt.

Scheduled debt repayments for loan obligations follow:

Twelve months ending March 31, 2014	Debt Repayments
2014	$12,309
2015	70,479
2016	4,042
2017	260
2018	479
Total debt	87,569
Discounts	(2,369)
Total debt, net of discounts	$85,200

6.         Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of March 31, 2014 are as follows:

For the twelve months ended March 31, 2014	Future Rent Payments
2014	$241
2015	40
Total	$281

For the three months ended March 31, 2014 and 2013, the Company recognized lease and rent expense of $106 thousand and $108 thousand respectively, under existing operating leases.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

7.         Outstanding Warrants

During the three months ended March 31, 2014, the Company issued 30 thousand common stock warrants, which have the potential to enhance returns for accredited investors who entered into additional Notes and Warrant Purchase Agreements. As part of the warrant agreements, the accredited investors received two year warrants exercisable for $0.01 per share.

For the three ended March 31, 2014, Note investors exercised 30 thousand warrant shares at the weighted average exercise price of $0.01per share.

A summary of warrant activity for the three months ended March 31, 2014 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2013	470	$3.40	4.85
Expired	-	-
Granted	30	-
Exercised	(30)	-
Outstanding March 31, 2014	470	3.41	4.60

8.      Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at the date of issue during the three months ended March 31, 2014:

Expected dividend yield	0%
Risk-free interest rate	0. 90% - 1.32%
Expected volatility	77.79% - 78.09%
Expected Life (years)	3.2 - 3.8
Exercise price	$0.01
Company stock price	$5.80

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of March 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Warrant liability	$108	$-	$-	$108

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2014:

Balance as of December 31, 2013	$60
Issuances of warrant liabilities	-
Exercise of warrant liabilities	-
Related change in fair value	48
Balance as of March 31, 2014	$108

10.      Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 1.2 million shares of common stock under its the Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together, the “Company Stock Plans”), which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant and are exercisable at any time after the date of the grant, subject to vesting.

The following is a summary of options granted under the employee stock plans:

	Shares Available for Grant	Number of Shares Oustanding	Weighted-Average Balance Price
Balance of December 31, 2013	74	913	$4.90
Authorized	100	-	-
Granted	(148)	148	$4.20
Exercised	-	(15)	1.60
Forfeited/expired	2	(2)	5.50
Balance of March 31, 2014	28	1,044	$4.89

For the three months ended March 31, 2014 and 2013 the Company recorded option expenses in the amount of $0.1 million for each period. Included in the three months ended March 31, 2014 and 2013 option expenses were $3 thousand and $7 thousand, respectively, of outstanding consultant options subject to periodic fair value re-measurement under ASC 505-50-30 Equity Based Payments to Non Employees.

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
(Unaudited, tabular data in thousands except par value and per share data)

Valuation and Expense Information. The weighted-average fair value calculations for consultant and employee options are based on the following weighted average assumptions:

	As of March 31,
	2014	2013
Dividend-yield	0%	0%
Risk-free interest rate	0. 44 - 0.74%	0.23 - 0.57%
Expected volatility	70.16 - 79.93%	58.88 - 81.24%
Expected life (years)	0.8 - 3.0	0.5 - 4.0
Market price of the common stock	$4.20 - 5.80	$6.10

As of March 31, 2014, the Company had $1.3 million and $10 thousand of total unrecognized compensation expense for employees and non-employees that the Company will amortize over the 4.2 weighted remaining term of the option agreements.

Non-Plan Stock Options

In November 2013 the Company issued 98 thousand stock options to board members and consultants outside of the Company Stock Option Plans. As of March 31, 2014, 76 thousand options vested and 22 thousand unvested at remaining contractual term of 3.6 years. All of the non-plan options remain outstanding.

11.         Agreements

Working Capital Arrangement. In May 2013 we extended the annual Grain Procurement and Working Capital Agreement with J.D. Heiskell that has been in place since March 2011.  Pursuant to the agreement we agreed to procure whole yellow corn and grain sorghum (also called “milo”) from J.D. Heiskell. We have the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2014 and is automatically renewed for additional one-year terms. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company and all WDG and syrup to A.L. Gilbert. These agreements are ordinary purchase and sale agency agreements for an ethanol plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Grain Procurement and Working Capital
Agreements during the three months ending March 31, 2014 as follows:

	Quarter ending March 31, 2014	Quarter ending March 31, 2013
Ethanol sales	$46,004	$5,497
Wet distiller's grains sales	9,715	1,684
Corn oil sales	901	175
Corn purchases	33,328	5,374
Accounts receivable	826	-
Accounts payable	2,065	354

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A. L Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements mature on August 31, 2014 with automatic one-year renewals thereafter.  For the three months ended March 31, 2014 and 2013, the Company expensed marketing costs of $0.8 million and $0.1 million, respectively, under the terms of both ethanol and wet distiller’s grains agreements.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

12.         Segment Information

Aemetis recognizes two reportable geographic segments: “India” and “North America.” The “India” operating segment the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

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

Summarized financial information by reportable segment for the three months ended March 31, 2014 and 2013 follows:

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2014	2013
Revenues
India	$1,584	$11,541
North America	59,081	7,879
Total revenues	$60,665	$19,420

Cost of goods sold
India	$1,632	$10,755
North America	43,409	8,418
Total cost of goods sold	$45,041	$19,173

Gross profit/(loss)
India	$(48)	$786
North America	15,672	(539)
Total gross profit	$15,624	$247

India. During the three months ended March 31, 2014, four customers accounted for approximately 94% of the consolidated India segment revenues.  During the three months ended March 31, 2013, five customers accounted for approximately 80% of the consolidated India segment revenues.

North America: During the three months ended March 31, 2014, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 98% of the Company’s North America segment revenues for the three months ending March 31, 2014.

During the three months ended March 31, 2013, all of the Company’s revenues from ethanol and WDG were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 93% of the Company’s consolidated revenues for the three months ended March 31, 2013.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Total assets consist of the following:

	As of	As of
	March 31,	December 31,
	2014	2013

India	$12,946	$13,959
North America	86,433	83,183
Total Assets	$99,379	$97,142

13.         Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, $0.5 million and $1.0 million respectively, for salary and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of March 31, 2014 and December 31, 2013.  For the three months ended March 31, 2014 and 2013, the Company expensed $34 thousand and $10 thousand  respectively, to reimburse actual expenses incurred for McAfee Capital and related entities.

14.         Subsequent Events

Purchase of Corn Oil Separation unit

On April 9, 2014, the Company entered into an agreement to purchase a second Corn Oil separation unit for the plant in Keyes, CA at a cost of approximately $1.0 million through an initial deposit plus a schedule of future periodic payments.  Aemetis made the initial payment, and will begin the first of the periodic payments upon installation and startup of the equipment.

Reverse Stock Split

As discussed in further detail in Note 1 Nature of Activities and Summary of Significant Accounting Policies above, the Reverse Stock Split became effective with FINRA on May 15, 2014 pursuant to which every ten shares of issued and outstanding and authorized Aemetis common stock was automatically combined into one share of common stock with any fractional shares rounded up to the next whole share and without any change in the par value per share.  The Reverse Stock Split reduced the number of outstanding shares of Aemetis common stock from approximately 201.7 million shares to approximately 20.2 million shares.  The authorized shares of Aemetis common stock were also proportionally reduced from 400 million shares to 40 million shares.

The Reverse Stock Split is intended to increase the market price of our common stock to enhance our ability to meet the initial listing requirements of the NASDAQ Global Market and to make our common stock more attractive to a broader range of institutional and other investors.  The Reverse Stock Split was approved by our board of directors and our stockholders on April 10, 2014 and May 9, 2014, respectively, and we filed a Certificate of Change with the Secretary of State of the State of Nevada to effect the Reverse Stock Split on May 9, 2014.

Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

Third Eye Capital Debt Agreement

On May 14, 2014, the Company and its wholly-owned subsidiaries AAFK and Aemetis Facility Keyes, Inc. entered into a Limited Waiver and Amendment No. 7 to the Note Purchase Agreement with Third Eye Capital, Third Eye Capital Credit Opportunities Fund - Insight Fund and Sprott PC Trust.  The Limited Waiver and Amendment No. 7 amends the Note Purchase Agreement to extend the maturity date of the Notes to July 1, 2015, modify the waterfall table, fix the interest rate at 14%, and redefine the operating cash available to the Company for operating expenses. As consideration, the Company is required to pay an additional extension fee of $2.0 million plus an escalating monitoring fee beginning January 2015.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

15.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. During 2014, the Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lenders.  Management’s plans for the Company include:

●	Operating the Keyes plant in the current positive margin environment;
●	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant;
●	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $34.5 million of additional EB-5 notes at 3% interest rate;
●	Refinance the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant
●	Restructuring or refinance the State Bank of India note to allow for additional working capital and reduce current financing costs;
●	Securing higher volumes of international shipments from the Kakinada, India biodiesel and refined glycerin facility; and
●	Continuing to expand in the India market as the subsidy on diesel is reduced to zero by June 2014.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2014 to the three months ended March 31, 2013.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with the Aemetis, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of Aemetis, Inc. As discussed in further detail above, the actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, specifically our most recent Annual Report on Form 10-K. All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.  We own and operate a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil and a plant in Keyes, California where we manufacture and produce ethanol, wet distillers’ grain (WDG), condensed distillers solubles (CDS) and corn oil.  In September 2013, we received approval by the US Environmental Protection Agency to produce ethanol using grain sorghum and biogas as well as approval for the Keyes plant to use existing combined heat and power systems to generate higher value D5 Advanced Biofuel Renewable Identification Numbers (RIN’s).  In April 2014, we received the International Sustainability and Carbon Certification for the production of biodiesel at our India plant from either tallow or the non-edible portion of palm oil for sale into European markets.  In addition, we are continuing to research and develop our microbial technology, for the production of renewable industrial biofuels and biochemicals.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and refined palm oil in India.

Three Months Ended March 31 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$59,081	$7,879	$51,202	649.8%
India	1,584	11,541	(9,957)	-86.3%
Total	$60,665	$19,420	$41,245	212.4%

North America.  For the three months ended March 31, 2014, we generated 79% of revenue from sales of ethanol, 19% from sales of WDG, and 2% from sales of corn oil and syrup.  During the three months ended March 31, 2014 plant production averaged 117% of nameplate capacity.  The increase in revenues between the three months ended March 31, 2014 and 2013 reflects the period from January 15, 2013 through March 31, 2013 when the plant was idle compared to a full quarter of operation during the period from January 1, 2014 through March 31, 2014. In addition, the average ethanol price increased by 11% while the corn prices were 32% lower in the quarter ended March 31, 2014 compared to quarter ended March 31, 2013.

India.  The decrease in revenues was primarily attributable to international sales for bio diesel, one time crude palm oil trade, and non-recurring refined palm oil sales during the period ending March 31, 2013 compared to base level sales of bio diesel and refined glycerin into domestic markets during the period ending March 31, 2014.  In addition, during the quarter ended March 31, 2014 the bio distillation plant was out of commission while several raw materials were being tested to meet the international standards. For the three months ended March 31, 2014, we generated 62% of sales from methyl ester/biodiesel and 38% of sales from refined glycerin compared to the three months ended March 31, 2013 when we generated 46% from sales of methyl ester/biodiesel, 30% from refined palm oil, 16% from crude palm oil, and 8% from refined glycerin.

Cost of Goods Sold

Three Months Ended March 31 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$43,409	$8,418	$34,991	415.7%
India	1,632	10,755	(9,123)	-84.8%
Total	$45,041	$19,173	$25,868	134.9%

North America.  We ground 161,316 tons of corn and grain sorghum during the three months ended March 31, 2014 compared to 17,775 tons of corn and grain sorghum during the three months ended March 31, 2013 as the plant was idle during the prior period. Our cost of feedstock per ton decreased by 32% between the three months ended March 31, 2014 compared to 2013, but revenues also increased significantly during the period resulting in an overall increase in cost of goods sold during the three months ended March 31, 2014 compared to the same period in 2013.

India.  The decrease in costs of goods sold was attributable to the decrease in revenues from the sales of biodiesel and glycerin. For the three months ended March 31, 2014, we produced 3 hundred metric tons of biodiesel and 7 hundred metric tons of refined glycerin compared to 10 thousand metric tons of biodiesel, 4 thousand metric tons of palm oil, 1 thousand metric tons of crude palm oil and 8 hundred metric tons of refined glycerin in the same period in 2013.

Operating Expenses

R&D
Three Months Ended March 31 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$100	$229	$(129)	-56.5%
India	-	-	-	-
Total	$100	$229	$(129)	-56.5%

The decrease in R&D expenses in our North America segment for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to a decrease in required quarterly amortization of $0.1 million.

SG&A
Three Months Ended March 31 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$2,451	$3,650	$(1,199)	-32.8%
India	391	565	(174)	-30.7%
Total	$2,842	$4,215	$(1,373)	-32.6%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  The decrease in SG&A expenses for three months ended March 31, 2014 was primarily attributable to the reclassification of $1.9 million of fixed costs from cost of goods sold to SG&A for the quarter ended March 31, 2013 due to the plant being idle in the first quarter of 2013 offset by an increase in marketing costs of $0.7 million for the quarter ended March 31, 2014.

India.  Our single largest expense in SG&A comes from operational support fees paid to Secunderabad Oils Limited as part of an operating profit sharing arrangement, which decreased by $0.2 million for the quarter ended March 31, 2014 as a result of the decrease in revenue during the period. In addition, selling and distribution costs decreased by $33 thousand offset by an increase in legal and professional fees of $35thousand and an increase in repairs and maintenance expenses of $34 thousand. For the three months ended March 31, 2013, the operational support charges were $0.2 million and other SG&A costs were also higher due to increased sales activity.

Other Income and Expense

  Three Months Ended March 31 (in thousands)

	2014	2013	Inc/(dec)	% change
North America
Interest expense	$2,674	$2,262	$412	18%
Amortization expense	2,118	2,398	(280)	-12%
Loss on debt extinguishment	115	956	(841)	-88%
Other (income) expense	(122)	(126)	4	-3%

India
Interest expense	246	285	(39)	-14%
Other (income) expense	(42)	(164)	122	-75%
Total	$4,989	$5,611	$(622)	-11.1%

Other Income/Expense.  Other income (expense) consisted primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies, AE Advanced Fuels and interest accrued on the judgment obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. In addition, the other income (expense) consists of scrap sales from Universal Biofuels Pvt. Ltd., and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was higher in the quarter ended March 31, 2014 due to a higher average debt balance during the current period resulting from amendment and waiver fees and accrued interest added to the debt balance throughout 2013. The decrease in amortization expense is due to debt issuance costs present during the prior period becoming fully amortized in 2013. The debt extinguishment costs were higher in 2013 as there were multiple sub debt notes that were amended in the 2013 period causing a larger loss on extinguishment, while only one sub debt note was refinanced in January 2014.

India.  Interest expense decreased as a result of principal and interest payments of $0.1 million and $1.5 million for SBI term loan and working capital loan respectively during the quarter ended March 31, 2014 while utilization of working capital went down by 51% to $0.5 million. The decrease in other income was caused primarily by a decrease in foreign exchange gains as there were international sales in the quarter ended March 31, 2013, but not in the quarter ended March 31, 2014.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $7.3 million at March 31, 2014, of which $7.2 million was held in our North American entities and $0.1 million was held in our Indian subsidiary. Our current ratio at March 31, 2014 was 0.52 compared to a current ratio of 0.35 at December 31, 2013.

We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$7,318	$4,926
Current assets (including cash, cash equivalents, and deposits)	15,572	12,707
Current liabilities (excluding short term debt)	18,060	18,151
Short & long term debt and other long term liabilities	85,543	91,758

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. Our principal uses of cash have been to service indebtedness and capital expenditures.  We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all. For additional discussion of our various debt arrangements see Note 5.  Notes Payable of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

During the months representing the second half of 2013 and the first quarter of 2014, we have experienced a continued increase in the spread between the prices of ethanol and WDG and the prices of feedstock and natural gas, which has improved our results of operations.  This favorable spread is driven by a strong corn harvest in the fall of 2013 resulting in lower corn costs, domestic export of ethanol into the international market and favorable logistics for ethanol producers in our region.  We operate in a volatile market in which we have little control over the major components of production costs and product revenues.   As such, we expect that cash provided by operating activities will fluctuate in future periods primarily as a result of changes in the prices for corn, grain sorghum, ethanol, WDG, biodiesel, tallow, NPRO and natural gas.  To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and tallow or palm oil and energy costs narrow, we may require additional working capital to fund operations.

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

At March 31, 2014, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital financing arrangements equaled $66.5 million.  No amounts remained available to be drawn under the Third Eye Capital financing arrangements as of March 31, 2014. The current maturity date for all of the Third Eye Capital financing arrangements is July 1, 2015.  We intend to pay the notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.  We have engaged an investment bank to assist with exploring financing alternatives.  We believe that we should be able to refinance our senior debt facility with commercial rates commensurate with our current credit profile.

Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities in the past as described in further detail in Note 5.  Notes Payable of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

During the first quarter of 2014 and month of April 2014, we used cash flows from operations to fund our operations and made principal payments of $14.0 million against the Revolving Credit Facility with our senior lender.

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

Change in Working Capital and Cash Flows

During the three months ended March 31, 2014, current and long term debt decreased $6.6 million primarily due to (i) payments of principal of $7.5 million to our senior lender, $0.6 million to subordinated lenders and $0.2 million to the State Bank of India and a $0.4 million payment settlement agreement with DBED (Department of Business and Economic Development) investors which was reclassified from debt to other liabilities and (ii) payments of interest of $2.7 million.  The decrease in current and long term debt was offset by increases due to:  (i) accrued interest of $2.8 million, and (ii) additional borrowings net of payments of $0.5 million received from an EB-5 investor and $0.5 million in working capital loans from our working capital arrangement with Secunderabad Oils Limited.  Current assets increased $2.9 million primarily due to a (i) $2.4 million increase in cash from North America operations (ii) $1.0 million increase in prepaid expenses and other assets and (iii) $0.5 million decrease in accounts receivable.

Net cash provided by operating activities during the twelve months ended March 31, 2014 was $11.3 million consisting of non-cash charges of $3.6 million, net changes in operating assets and liabilities of $30 thousand, and net income of $7.7 million. The non-cash charges consisted of: (i) $2.1 million in amortization of debt issuance costs and patents, (ii) $1.2 million in depreciation expenses, (iii) $0.1 million in stock-based compensation expense and (iv) $0.1 million in loss on extinguishment of debt. Net changes in operating assets and liabilities consisted primarily of a decrease in accounts payable of $1.5 million partially offset by a: (i) $0.5 million decrease in accounts receivable, (ii) $1.3 million increase in other liabilities, and (iii) $0.4 million increase in other assets.

Cash used by investing activities was $0.2 million primarily for capital purchases of equipment.

Cash used by financing activities was $8.6 million primarily from proceeds from borrowings of $1.0 million, offset by payments in principal on long-term term loans of $9.6 million.

As of the publication of this report, no amounts remained available for future draw on the Revolving Loan Facility.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, the following represents our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: revenue recognition; recoverability of long-lived assets, convertible notes, and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our 2013 annual report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.                 Legal Proceedings

On March 10, 2011, one of our subsidiaries, Universal Biofuels Pvt. Ltd. (“UBPL”), received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan commencing June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crores (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses. Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period. In addition, since the bank demanded payment of the balance, we have classified the entire loan amount as current. UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate. The State Bank of India has additionally required the personal guarantee of our Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan. Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort. In January 2014, the Company made payment of $162 thousand (1 crore rupees) against principal on the facility which was accepted by the State Bank of India. UBPL filed for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility.  In May 2014, the Company obtained an interim stay subject to payments of 1 crore rupees (approximately $0.2 million) each by May 15, 2014 and June 15, 2014. In the event that the Company is unable to prevail with the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing company property for recovery of amounts due.

On August 21, 2012, UBS Securities LLC (“UBS”) filed a complaint in the United States District Court for the Southern District of New York against the Company for damages based on a breach of contract theory in connection with the Cilion acquisition transaction (“UBS Federal Action”). UBS filed a motion for, and the District Court approved, a judgment against the Company in the liquidated amount of $2.3 million which has been accrued by the Company. UBS has filed post-judgment discovery requests and is actively pursuing enforcement of the judgment.

On March 13, 2014, UBS filed a complaint against one of our subsidiaries, Aemetis Advanced Fuels Keyes, Inc. (“AAFK”) in the Supreme Court of the State of New York, County of New York, and a trial court in the unified court system of the State of New York. The complaint alleges breach of certain contracts entered into by the Company with UBS. The contracts were regarding UBS’ services for private placement of the Company’s stock, arrangement of debt facilities, and acquisition of Cilion. The complaint also alleges, among other things, that AAFK is liable to UBS, under the doctrine of alter ego liability, for the same amounts that the Company is liable for under the settlement agreement reached in the UBS Federal Action. The Company has filed its answer to the complaint.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District for the Eastern District of California – Fresno Division against the Company and its subsidiary, AAFK. The complaint alleges infringement of patent rights assigned to Greenshift that pertain to certain corn oil extraction processes that the Company employs. The corn oil extraction process is licensed to us by Valicor Separation Technologies LLC, formerly called Solution Recovery Services LLC (“SRS”). The United States Judicial Panel on Multidistrict Litigation (“MDL”) issued a Conditional Transfer Order transferring the complaint to the United States District Court for the Southern District of Indiana because it appeared that the complaint involves questions of fact that are common to over a dozen complaints filed by Greenshift against other defendants that have been pending for over three years. On September 12, 2013, the Company, along with its subsidiary, filed its answer and counterclaims. Greenshift is seeking royalties, damages and treble damages and attorney’s fees from the Company, as well as a preliminary and permanent injunction precluding the Company from infringing its patent rights pertaining to certain corn oil extraction processes. The process provider, SRS, has no obligations to indemnify us. We estimate that damages being sought in this litigation are based on a reasonable royalty to or lost profits of Greenshift. If the court deems the case exceptional, attorney’s fees may be awarded and damages with attorney’s fees would likely be $1 million or more. The Company believes the claims to be without merit and will vigorously defend itself. If we are not successful in our defense, we would be liable for damages and at least our own attorneys’ fees. The Company’s counterclaims are expected to include invalidity due to obviousness, non- infringement, and inequitable conduct, which are also presently the subjects of the summary judgment motions pending in the multidistrict litigation. We are not currently able to predict the outcome of this litigation against the Company with any degree of certainty.

Item 1A.                 Risk Factors.

We operate in an evolving industry that presents numerous risks beyond our control that are driven by factors that cannot be predicted. Should any of the risks described in this section, in other documents filed with the SEC, including without limitation our Annual Report on Form 10-K for the year ended December 31, 2013, or in the documents incorporated by reference in this report actually occur, our business, results of operations, financial condition, or stock price could be materially and adversely affected. Investors should carefully consider the risks factors discussed below, in addition to the other information in this report, before making any investment in our securities.

The Reverse Stock Split may adversely affect our stock price and liquidity.

The Reverse Stock Split became effective with FINRA on May 15, 2014 pursuant to which every ten shares of our common stock issued and outstanding and authorized was automatically combined into one share of common stock with any fractional shares rounded up to the next whole share and without any change in the par value per share.  The Reverse Stock Split reduced the number of outstanding shares of Aemetis common stock from approximately 201.7 million shares to approximately 20.2 million shares.  The authorized shares of Aemetis common stock were also proportionally reduced from 400 million shares to 40 million shares.

The Reverse Stock Split was intended to increase the market price of our common stock to enhance our ability to meet the initial listing requirements of the NASDAQ Global Market and to make our common stock more attractive to a broader range of institutional and other investors.  We cannot assure you that the Reverse Stock Split will have the desired effect or that our stock price will not be negatively affected by the Reverse Stock Split.   Some investors, analysts and other stock market participants have a negative perception of reverse stock splits, which may adversely affect the liquidity and trading price of our common stock.

There may also be an adverse effect on liquidity caused by a reduced number of shares issued and outstanding after the Reverse Stock Split.  As a result of the Reverse Stock Split, our stockholders own a fewer number of shares than they owned prior to the Reverse Stock Split. Further, the Reverse Stock Split resulted in some stockholders owning “odd lots” of less than 100 shares of our common stock.  Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots may be somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares.   A decrease in liquidity may adversely affect the trading price of our common stock.

Despite the Reverse Stock Split, we may not meet the qualifications for listing our common stock on the NASDAQ Global Market or any other national securities exchange.

The Reverse Stock Split may not increase the per share price of our common stock in proportion to the reduction in the number of shares of our common stock outstanding or result in a permanent increase in the per share price (which depends on many factors, including our performance, prospects and other factors that may be unrelated to the number of shares outstanding).  The stock price of some companies that have affected reverse stock splits has subsequently declined back to pre-reverse stock split levels.  Further, other factors such as our financial results, market conditions, and the state of our industry and the market perception of our business may adversely affect the market price of our common stock.  As a result, there can be no assurance that  the price of  our  common  stock  would  be  maintained at  the per  share price in  effect  immediately following the effective time of the Reverse Stock Split.

Further, even if our stock price satisfies an exchange’s minimum bid price listing requirements, we may fail to meet other listing requirements or fail to meet continued listing standards.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2014, we issued 30 thousand shares of our common stock to a subordinated promissory note holder pursuant to the note holder’s warrant exercise at an exercise price of $0.01 per share.

On March 24, 2014, we issued an aggregate of 150 thousand shares of our common stock to consultants at market price of $4.20 per share in exchange for services rendered or to be rendered to the Company.

Each of these issuances was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

 Item 3.                 Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2014.

Item 4.                 Mine Safety Disclosures.

None

Item 5.               Other Information.

Reverse Stock Split

On May 9, 2014, the Company terminated its consent solicitation to approve the Reverse Stock Split because it had received consent of stockholders holding a majority of the Company’s outstanding capital stock.  The consent solicitation is described in further detail in the Company’s Definitive Consent Solicitation Statement on Schedule 14A filed with the Securities and Exchange Commission on May 7, 2014.  No meeting of the Company’s stockholders was held.  Holders of approximately 51.6% of the Company’s outstanding capital stock approved the Reverse Stock Split.  The results of the consent solicitation were as follows:

For:	Against:	Abstain:
105,379,108	0	0

Following such stockholder approval, on May 9, 2014, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada, which has the effect of amending the Company’s Articles of Incorporation, in order to effectuate the Reverse Stock Split.  The board of directors of the Company approved the filing of the Certificate of Change on May 9, 2014.  The foregoing description of the Certificate of Change is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of the Certificate of Change, which is filed as Exhibit 3.1 hereto and incorporated by reference herein.

As discussed in further detail in Note 1 Nature of Activities and Summary of Significant Accounting Policies above, the Reverse Stock Split became effective with FINRA on May 15, 2014 pursuant to which every ten shares of issued and outstanding and authorized Aemetis common stock was automatically combined into one share of common stock with any fractional shares rounded up to the next whole share and without any change in the par value per share.  The Reverse Stock Split reduced the number of outstanding shares of Aemetis common stock from approximately 201.7 million shares to approximately 20.2 million shares.  The authorized shares of Aemetis common stock were also proportionally reduced from 400 million shares to 40 million shares.

The Company’s common stock will trade with a “D” added, under the symbol “AMTXD,” for the 20 business days beginning on May 15, 2014 to designate that it is trading on a post-Reverse Stock Split basis.  Trading will resume under the symbol “AMTX” after the 20 day period has expired. The Company’s post-Reverse Stock Split common stock has a new CUSIP number, 00770K 202.

The Reverse Stock Split is intended to increase the market price of our common stock to enhance our ability to meet the initial listing requirements of the NASDAQ Global Market and to make our common stock more attractive to a broader range of institutional and other investors.

Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in the consolidated financial statements and the accompanying notes have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

Limited Waiver and Amendment No. 7 to the Note Purchase Agreement

On May 14, 2014, the Company and its wholly-owned subsidiaries AAFK and Aemetis Facility Keyes, Inc. entered into a Limited Waiver and Amendment No. 7 to the Note Purchase Agreement with Third Eye Capital, Third Eye Capital Credit Opportunities Fund - Insight Fund and Sprott PC Trust.  The Limited Waiver and Amendment No. 7 amends the Note Purchase Agreement to extend the maturity date of the Notes to July 1, 2015, modify the waterfall table, fix the interest rate at 14%, and redefine the operating cash available to the Company for operating expenses. As consideration, the Company is required to pay an additional extension fee of $2.0 million plus an escalating monitoring fee beginning January 2015.  The foregoing description of the Limited Waiver and Amendment No. 7 is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

Item 6.	Exhibits.

3.1	Certificate of Change to Articles of Incorporation of Aemetis, Inc. as filed with the Secretary of State of the State of Nevada on May 9, 2014.
10.1
Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.

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

Date: May 15, 2014
	By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)