Form 10-Q
period 2014-06-30
AEMETIS, INC
filed 2014-08-07
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                      to

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

The number of shares outstanding of the registrant’s Common Stock on July 31, 2014 was 20,432,827 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2014

INDEX

PART I--FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	34

Item 4.	Controls and Procedures.	34

PART II--OTHER INFORMATION

ii

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts.  Forward-looking statements in this Quarterly Report on Form 10-Q, include without limitation, statements regarding trends in demand for renewable fuels; trends in market conditions with respect to prices for inputs for our products verses prices for our products; our ability to leverage approved feedstock pathways; our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add byproduct processing systems; our ability to expand into alternative markets for  biodiesel and its byproducts, including continuing to expand our sales into international markets; the impact of changes in regulatory policies on our performance, including the Indian government’s recent changes to tax policies, diesel prices and related subsidies; our ability to continue to develop new, and to maintain and protect  new and existing, intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations; our ability to sell additional notes under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties.  Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “the Company” refer specifically to Aemetis, Inc. and its subsidiaries.

iii

PART I - FINANCIAL INFORMATION

Item 1 -   Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,780	$4,926
Accounts receivable	828	2,764
Inventories	5,052	4,098
Prepaid expenses	1,416	584
Other current assets	695	335
Total current assets	12,771	12,707

Property, plant and equipment, net	77,180	78,928
Goodwill	968	968
Intangible assets, net of accumulated amortization of $224 and $184, respectively	1,576	1,616
Other assets	2,952	2,923
Total assets	$95,447	$97,142

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$9,242	$9,366
Current portion of long term debt	5,934	10,257
Short term borrowings	6,212	7,709
Mandatorily redeemable Series B convertible preferred stock	2,590	2,540
Other current liabilities	6,937	6,245
Total current liabilities	30,915	36,117

Long term debt	65,301	73,792
Other long term liability	314	-
Total long term liabilities	65,615	73,792

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 2,376 and 2,401 shares issued and outstanding each period, respectively (aggregate liquidation preference of $7,128 and $7,203, respectively)	2	2
Common stock, $0.001 par value; 40,000 authorized; 20,428 and 19,974 shares issued and outstanding, respectively *	20	20
Additional paid-in capital *	85,540	84,373
Accumulated deficit	(83,837)	(94,246)
Accumulated other comprehensive loss	(2,808)	(2,916)
Total stockholders' deficit	(1,083)	(12,767)

Total liabilities and stockholders' deficit	$95,447	$97,142
* The Common Stock and Additional paid-in capital for all periods presented reflect the one-for-ten reverse split, which took effect May 15, 2014.

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME / (LOSS)
(Unaudited, in thousands except for earnings per share)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues	$57,195	$47,353	$117,860	$66,773

Cost of goods sold	45,842	43,602	$90,883	$62,775

Gross profit	11,353	3,751	26,977	3,998

Research and development expenses	141	124	241	353
Selling, general and administrative expenses	3,449	3,984	6,291	8,199

Operating income/(loss)	7,763	(357)	20,445	(4,554)

Other income/(expense)

Interest expense
Interest rate expense	(2,530)	(2,913)	(5,450)	(5,583)
Amortization expense	(2,502)	(6,072)	(4,620)	(8,346)
Loss on debt extinguishment	-	(231)	(115)	(1,188)
Gain (loss) on sale/disposal of assets	(119)	48	(119)	174
Other income	110	(68)	274	97

Income (loss) before income taxes	2,722	(9,593)	10,415	(19,400)

Income tax expense	-	-	(6)	(6)

Net income (loss)	2,722	(9,593)	10,409	(19,406)

Other comprehensive income
Foreign currency translation adjustment	-	(600)	108	(400)
Comprehensive income (loss)	$2,722	$(10,193)	$10,517	$(19,806)

Net income(loss) per common share *
Basic	$0.13	$(0.51)	$0.52	$(1.04)
Diluted	$0.13	$(0.51)	$0.49	$(1.04)

Weighted average shares outstanding *
Basic	20,284	18,964	20,146	18,596
Diluted	20,948	18,964	21,299	18,596
* The Earnings per share and Weighted average shares outstanding for all periods presented reflect the one-for-ten reverse split, which took effect May 15, 2014.

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the six months ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$10,409	$(19,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activitites:
Share-based compensation	290	680
Depreciation	2,302	2,318
Debt related amortization expense	4,620	8,346
Intangibles and other amortization expense	64	144
Change in fair value of warrant liability	119	(188)
Loss on extinguishment of debt	115	1,188
(Gain) loss on sale/ Disposal of assets	119	(174)
Changes in operating assets and liabilities:
Accounts receivable	1,946	(3,404)
Inventory	(865)	127
Prepaid expenses	(117)	42
Other current assets and other assets	(396)	(317)
Accounts payable	(180)	(2)
Accrued interest expense and fees, net of payments	372	5,966
Other liabilities	489	(1,107)
Net cash provided by (used in) in operating activities	19,287	(5,787)

Investing activities:
Capital expenditures	(467)	(75)
Proceeds from the sale of assets	99	400
Net cash (used in) provided by in investing activities	(368)	325

Financing activities:
Proceeds from borrowings	1,966	7,207
Repayments of borrowings	(21,025)	(2,987)
Issuance of Common stock for services, Option and Warrant exercises	4	1,083
Net cash (used in) provided by financing activities	(19,055)	5,303

Effect of exchange rate changes on cash and cash equivalents	(10)	(7)
Net cash and cash equivalents decrease for period	(146)	(166)
Cash and cash equivalents at beginning of period	4,926	291
Cash and cash equivalents at end of period	$4,780	$125
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$4,809	$1,296
Income tax expense	6	6

Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	16	-
Issuance of warrants to subordinated debt holders	95	1,127
Transfer between debt and other liabilities	438	-
Stock issued in connection with services	715	-
Payments of principal, fees and interest paid in stock	-	1,761
Issuance of shares to related party for repayment of line of credit	-	822
Issuance of warrants to non-employees to secure procurement and working capital	-	336
Other asset transferred to related party	-	170
Warrant liability transferred to equity upon exercise	-	1,007
Exercise of conversion feature on note to equity	47	-

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

Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and  biodiesel plants into advanced biorefineries.  The Company owns and operates a plant in Keyes, California where the Company manufactures and produces ethanol, wet distillers’ grain (WDG), condensed distillers solubles (CDS) and corn oil and a manufacturing and refining facility in Kakinada, India where the Company manufactures and produces fatty acid methyl ester ( biodiesel), crude and refined glycerin and refined palm oil.  In September 2013, the Company received approval by the US Environmental Protection Agency to produce ethanol using grain sorghum and biogas along with the Keyes plant existing combined heat and power systems to generate higher value D5 Advanced Biofuel Renewable Identification Numbers (RIN’s).  In April 2014, the Company received the International Sustainability and Carbon Certification for the production of  biodiesel at the India plant from certain oils and fats for sale into European markets. The Company completed the EPA Process for importation of our India biodiesol into the United States. In addition, the Company is continuing  research and development focused on microbial technologies for the commercialization of renewable industrial biofuels and biochemicals.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of June 30, 2014, the consolidated condensed statements of operations for the three and six months ended June 30, 2014 and 2013, and the consolidated condensed statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited. The consolidated condensed balance sheet as of December 31, 2013 was derived from the 2013 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2013 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2014 and 2013 have been prepared on the same basis as the audited consolidated statements as of December 31, 2013 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Reverse Stock Split. In April 2014, our board of directors approved, and submitted a proposal to our stockholders for approval of, a 1 for 10 reverse split of our common stock (the “Reverse Stock Split”).  The Reverse Stock Split was intended to increase the market price of our common stock to enhance our ability to meet the initial listing requirements of the NASDAQ Global Market and to make our common stock more attractive to a broader range of institutional and other investors.  Our stockholders approved the Reverse Stock Split on May 9, 2014 and we filed a Certificate of Change with the Secretary of State of the State of Nevada to effect the Reverse Stock Split on May 9, 2014.  The Reverse Stock Split became effective with the Financial Industry Regulatory Authority (FINRA) on May 15, 2014. Trading on the NASDAQ Global Market commenced on June 5, 2014.

Upon the effectiveness of the Reverse Stock Split, every ten shares of issued and outstanding and authorized Aemetis common stock was automatically combined into one share of common stock with any fractional shares rounded up to the next whole share and without any change in the per share par value.  The Reverse Stock Split reduced the number of outstanding shares of Aemetis common stock from approximately 201.7 million shares to approximately 20.2 million shares.  The authorized shares of Aemetis common stock were also proportionally reduced from 400 million shares to 40 million shares.

Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted to reflect the Reverse Stock Split.

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

Revenue recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. The Company records revenues based upon the gross amounts billed to its customers. Revenue from nonmonetary transactions, principally in-kind by-products received in exchange for material processing where the by-product is contemplated by contract to provide value, is recognized at the quoted market price of those goods received or by-products.

Cost of Goods Sold. Cost of goods sold includes those costs directly associated with the production of revenues, such as raw material, factory overhead and other direct production costs.  During periods of idle plant capacity, costs otherwise charged to cost of goods sold are reclassified to selling, general and administrative expense.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Accounts Receivable.  The Company sells ethanol, wet distiller grains, condensed distillers solubles  and corn oil directly and through third-party marketing arrangements generally without requiring collateral.  The Company sells  biodiesel, glycerin and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer.  Accounts receivable consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of the allowance for doubtful accounts.

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

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and plants in North America and India. When property, plant and equipment are acquired as part of an acquisition, the items are recorded at fair value on the purchase date. It is the Company policy to depreciate capital assets over their estimated useful lives using the straight-line method.

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

Company intangible assets such as goodwill have indefinite lives and as a result need to be evaluated at least annually, or more frequently, if impairment indicators arise. In the Company’s review, the Company determines the fair value of the reporting unit using market indicators and discounted cash flow modeling. The Company compares the fair value to the net book value of the reporting unit. An impairment loss is recognized when the fair value is less than the related net book value, and an impairment expense is recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of the Company’s customers. No indicators warranting reevaluation arose during the three months ended June 30, 2014.

California Ethanol Producer Incentive Program.  The Company is eligible to participate in the California Ethanol Producer Incentive Program (“CEPIP”). Under the CEPIP an eligible California ethanol facility may receive up to $3 million in cash per plant per year of operations through 2013 when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, drop below $0.55 per gallon.  The California Energy Commission determines on an annual basis the funding allocated to the program.  No funds were allocated to this program during the government’s 2012 fiscal year.  For any month in which a payment is made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. Since these funds are provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company records the proceeds, if any, as a credit to cost of goods sold. The Company will assess the likelihood of reimbursement in future periods as corn crush spreads approach $1.00 per gallon. If it becomes likely that amounts may be reimbursable by the Company, the Company will accrue a liability for such payment and recognize the costs as an increase in cost of goods sold. With respect to CEPIP payments received and applied as reductions to cost of goods sold, the Company recorded none three and six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the strength of the crush spread resulted in the accrual and obligation to repay CEPIP funding in the amount of $1.8 million, the entire remaining amount of funds received from the program. As of June 30, 2014 and December 31, 2013, the Company carried an obligation of $1.5 million and $0.1 million. As a result of the current accrual, there are no further contingent liabilities related to this program.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Basic and Diluted Net Income (Loss) per Share.  Basic income (loss) per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted income/(loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net income for the three and six months ended June 30, 2014, potentially dilutive securities have been included in the diluted net income per share computations and any potentially anti-dilutive shares have been excluded and are shown below. As the Company incurred net loss for the three and six months ended June 30, 2013, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table reconciles the number of shares utilized in the net income (loss) per share calculations for three and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Net income (loss)	$2,722	$(9,593)	$10,409	$(19,406)

Shares:
Weighted average shares outstanding—basic	20,284	18,964	20,146	18,596

Weighted average dilutive share equivalents from preferred shares	238	-	238	-
Weighted average dilutive share equivalents from stock options	232	-	134	-
Weighted average dilutive share equivalents from common warrants	194	-	781	-

Weighted average shares outstanding—diluted	20,948	18,964	21,299	18,596

Earnings (loss) per share—basic	$0.13	$(0.51)	$0.52	$(1.04)

Earnings (loss) per share—diluted	$0.13	$(0.51)	$0.49	$(1.04)

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of June 30, 2014 and June 30, 2013:

	As of
	June 30, 2014	June 30, 2013

Series B preferred	-	3,078
Common stock options and warrants	587	1,258
Convertible promissory note	-	18
Total number of potentially dilutive shares excluded from the basic and diluted net income (loss) per share calculation	587	4,354

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Comprehensive Income. ASC 220 Comprehensive Income requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive income and accumulated other comprehensive income consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiaries. The investment in these subsidiaries is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded for the currency translation adjustments.

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

Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Aemetis recognizes two reportable geographic segments: “North America” and “India.”

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

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, and accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock, warrant liability and debt. The fair value of current financial instruments was estimated to approximate carrying value due to the short term nature of these instruments. The carrying amount of debt obligations, including discount issuance costs, held by the senior lender, subordinated debt and the seller note payable, at June 30, 2014 amounted to an aggregate of approximately $68.4 million in outstanding obligations. The debts were determined to have an estimated fair value of $62.7 million based on interest rates for comparable debt.  The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value.  It was not practicable to determine the fair market value of the Company’s remaining debt obligations due to the lack of availability of comparable credit facilities and the related party nature of the financial arrangements.  The warrant liability fair value was estimated using the Black-Scholes valuation pricing model at the end of each reporting period.

Share-Based Compensation. The Company recognizes share based compensation in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimated fair value of the Company’s share-based compensation awards at the time the awards are granted adjusted to reflect only those shares that are expected to vest. To estimate the discount for lack of marketability on restricted stock issued, the Company uses the Black-Scholes valuation pricing model, which assists in deriving the implied price of put options using the put-call parity principle.  The price of the put option divided by the market price quoted on the NASDAQ Global Market implies the discount for lack of marketability in valuing issued shares to consultants, debt holders, employees or affiliated investors.

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

2.         Inventory

Inventory consists of the following:

	June 30, 2014	December 31, 2013
Raw materials	$2,025	$597
Work-in-progress	1,821	1,724
Finished goods	1,206	1,777
Total inventory	$5,052	$4,098

As of June 30, 2014 and December 31, 2013, the Company recognized a lower of cost or market reserve of $11 thousand and none, respectively, related to inventory.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	June 30, 2014	December 31, 2013
Land	$2,782	$2,765
Plant and Buildings	82,927	82,355
Furniture and fixtures	520	558
Machinery and equipment	2,607	2,076
Construction in progress	66	539
Total gross property, plant & equipment	88,902	88,293
Less accumulated depreciation	(11,722)	(9,365)
Total net property, plant & equipment	$77,180	$78,928

Depreciation on the components of the property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and Buildings	20 - 30
Machinery & Equipment	5 - 7
Furniture & Fixtures	3 - 5

For the three months ended June 30, 2014 and June 30, 2013, the Company recorded depreciation expense of $1.1 million and $1.2 million for each period respectively. For the six months ended June 30, 2014 and June 30, 2013, the Company recorded depreciation expense of $2.3 million for each period respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there were no triggering events on the long-lived assets during the three and six months ended June 30, 2014.

4.         Intangible Assets and Goodwill

Intangible assets and goodwill consist of $1.0 million in patents, $0.6 million in in-process research and development and $1.0 million in goodwill. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles are tested annually in December for impairment at the Aemetis Technologies, Inc. reporting unit level.  During the three months ended June 30, 2014 and 2013, the Company recognized amortization expense of $20 thousand each respectively, related to patents. During the six months ended June 30, 2014 and 2013, the Company recognized amortization expense of $40 thousand  and $144 thousand, respectively, related to patents.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Future patent and in-process research and development amortization for the next five years and beyond consists of the following:

For the twelve months ending June 30,	Amortization
2014	$96
2015	112
2016	112
2017	112
2018	157
Thereafter	987
Total	$1,576

5.         Notes Payable

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	June 30, 2014	December 31, 2013
Third Eye Capital term note	$7,304	$7,193
Third Eye Capital revolving credit facility	23,610	38,349
Third Eye Capital revenue participation term note	10,048	9,465
Third Eye Capital acquisition term note	17,512	17,280
Cilion shareholder seller note payable	5,298	4,869
State Bank of India secured term loan	5,934	5,857
Subordinated notes	5,108	5,317
EB-5 long term promissory notes	1,529	1,037
Unsecured working capital loans and short-term notes	1,104	2,391
Total debt	77,447	91,758
Less current portion of debt	12,146	17,966
Total long term debt	$65,301	$73,792

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a Note (“Revenue Participation Term Notes”); (iv) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as, the “Notes”).  Initially, the Acquisition Term Notes and the Revenue Participation Term Notes matured on July 6, 2014, the Term Notes matured on October 18, 2012 and the Revolving Credit Facility matured on July 6, 2013 with extension rights subject to satisfaction of certain conditions.  The Notes have all been amended to extend the maturity date to July 1, 2015, as described below.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In May 2014, Third Eye Capital agreed to the Limited Waiver and Amendment No. 7 to the Note Purchase Agreement to extend the maturity date of the Notes to July 1, 2015, to modify the waterfall table, to fix the interest rate of the Term Notes at 14%, and to redefine the operating cash available to the Company for operating expenses. As consideration, the Company is required to pay an additional extension fee of $2.0 million plus an escalating monitoring fee beginning January 2015.

Further details regarding the terms of the Notes are set forth below under the heading “Terms of Third Eye Capital Notes.”

Terms of Third Eye Capital Notes

Details about each portion of the Third Eye Capital financing facility are as follows:

A.
Term Notes.  As of June 30, 2014, AAFK had $7.3 million in principal and interest outstanding, net of unamortized fair value discounts of $0.2 million.  The Term Notes mature on July 1, 2015.  Interest on the Term Notes accrues at 14% per annum.  The Term Notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.  On July 26, 2013 and October 28, 2013, the Company received waivers for certain covenants by Amendment No. 5 and Amendment No. 6 to the Note Purchase Agreement, respectively.   Additionally, Amendment No. 5 waived the requirement for minimum monthly base payments, interest payments and mandatory tiered redemption payments in favor of a daily cash flow sweep equal to 20% of cash deposits from operating activities.

B.
Revolving Credit Facility.  On July 6, 2012 AAFK entered into a Revolving Credit Facility with a commitment of $18.0 million.  Through various amendments to the Note Purchase Agreement, the amount of the Revolving Loan Facility was increased to approximately $39.0 million.  Interest on the Revolving Credit Facility accrues at the prime rate plus 13.75% (17% as of June 30, 2014) payable monthly in arrears.  The Revolving Credit Facility matures on July 1, 2015.  As of June 30, 2014 AAFK had $23.6 million in principal and interest outstanding, net of unamortized debt issuance costs of $0.8 million, on the Revolving Credit Facility.

C.
Revenue Participation Term Notes.  The Revenue Participation Note bears interest at 5% per annum and matures on July 1, 2015.  As of June 30, 2014 AAFK had $10.0 million in principal and interest outstanding, net of unamortized discounts of $0.3 million, on the Revenue Participation Note.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14% per annum as of June 30, 2014) and mature on July 1, 2015.  As of June 30, 2014 Aemetis Facility Keyes had $17.5 million in principal and interest outstanding, net of unamortized discounts of $0.5 million, on the Term Notes.

The Third Eye Capital Notes are secured by first-lien deeds of trust on all real and personal property, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc.  The Notes all contain cross-collateral and cross-default provisions.  McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance up to the amount of $8 million plus interest, secured by 2.4 million shares of common stock of Aemetis that it owns. McAfee Capital owns 3.4 million shares of common stock of Aemetis.  In addition, Mr. McAfee himself also provided a lien on substantially all of his personal assets, and a guaranty of payment and performance up to the amount of $15.0 million plus interest.

Cilion shareholder seller note payable.  The Company’s merger with Cilion on July 6, 2012 provided $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full.  As of June 30, 2014, Aemetis Facility Keyes, Inc. had $5.3 million in principal and interest outstanding  under the Cilion shareholder seller note payable.

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

In July 2008, the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $0.3 million, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of June 30, 2014, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.  The principal payments scheduled for June 2009 through December 2013 were not made.  The term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On March 10, 2011, one of our subsidiaries, UBPL received a demand notice from the State Bank of India with respect to the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan since June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  As of June 30, 2014, UBPL was in default on interest and principal repayments, and all covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan, since the principal payments have been in default since June 2009.  As a result, the Company has classified the entire loan amount as current.  The State Bank of India has filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.0 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC.  UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate. The State Bank of India has additionally required the personal guarantee of a former Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan. Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort. In January 2014, the Company made payment of $162 thousand (1 crore rupees) against principal on the facility which was accepted by the State Bank of India. UBPL filed for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility.  In May 2014, UBPL obtained an interim stay subject to payments of 1 crore rupees (approximately $0.2 million) each by May 15, 2014 and June 15, 2014. UBPL made these payments promptly.  In the event that the Company is unable to prevail with the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing Company property for recovery of amounts due. As of June 30, 2014 and December 31, 2013, the State Bank of India loan had $2.8 million and $3.2 million, respectively, in principal outstanding and accrued interest plus default interest of $3.2 million and $2.7 million respectively.

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

On July 1, 2014, the January 2014 Sub Note and two January 2013 Sub Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2014; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 118,107 in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.  We evaluated these July 1, 2014 amendments and the refinancing terms of the Notes and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loans were extinguished and as a result a loss on debt extinguishment of approximately $1.2 million was recorded in July 2014.  See Note 14 – Subsequent Events.

On January 14, 2013, Laird Cagan, a related party, loaned $0.1 million through a promissory note maturing on April 30, 2013 with a five percent annualized interest rate and the right to exercise 5 thousand warrants exercisable at $0.01 per share.

At June 30, 2014 and December 31, 2013, the Company owed, in aggregate, subordinated notes in the amount of $5.1 million and $5.3 million in principal and interest outstanding, net of unamortized issuance and fair value discounts of $2 thousand and $0.3 million, respectively.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $0.5 million.  The Company sold notes in the amount of $1.0 million to the first two investors during the fourth quarter of 2012 and sold a $0.5 million note to an investor during the first quarter of 2014. As of June 30, 2014, $29 thousand in accrued interest remained outstanding on the notes.  The availability of the remaining $35.0 million will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

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

During the three and six months ended June 30, 2014, the Company made principal payments to Secunderabad of approximately $1.0 million and $2.3 million, respectively, under the agreement and interest payments of approximately $23 thousand and $74 thousand respectively, for working capital funding.  During the three and six months ended June 30, 2013, the Company made principal payments to Secunderabad of approximately $1.8 million and $2.8 million, respectively, under the agreement and interest payments of approximately $37 thousand and $129 thousand, respectively, for working capital funding.  At June 30, 2014 and December 31, 2013 the Company had approximately $1.1 million and $1.9 million outstanding under this agreement, respectively.

Short-term notes.  Aemetis Technologies, formerly Zymetis, Inc., carries certain debt obligations associated with a series of grants issued by the Maryland Department of Business and Economic Development to Zymetis prior to the merger.  These grants were converted to promissory notes with interest upon the achievement of certain objectives. In the first quarter of 2014, the Company entered into a payment settlement agreement to pay off the principal and interest of approximately $0.4 million in monthly installments. As part of this agreement, the long term debt of $0.4 million has been classified into other long term liabilities.  At June 30, 2014, the Company had approximately $314 thousand and $88 thousand in the other long term liabilities and other current liabilities, respectively. The remaining promissory note with principal and interest of approximately $47 thousand was converted in May 2014 at $2.50 per share into common stock of the Company.

Scheduled debt repayments for loan obligations follow:

Twelve months ended June 30,	Debt Repayments
2015	$12,148
2016	63,089
2017	3,577
2018	-
2019	500
Total debt	79,314
Discounts	(1,867)
Total debt, net of discounts	$77,447

6.         Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of June 30, 2014 are as follows:

Twelve months ended June 30,	Future Rent Payments
2015	$218

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

For the three months ended June 30, 2014 and 2013, the Company recognized lease and rent expense of $106 thousand and $103 thousand respectively, under existing operating leases. For the six months ended June 30, 2014 and 2013, the Company recognized lease and rent expense of $212 thousand each period, respectively, under existing operating leases.

7.         Outstanding Warrants

During the three months ended June 30, 2014, the Company did not issue any common stock warrants. During the six months ended June 30, 2014, the Company issued 30 thousand common stock warrants, which have the potential to enhance returns for accredited investors who entered into additional Notes and Warrant Purchase Agreements.

For the three and six months ended June 30, 2014, Note investors exercised 54 thousand and 84 thousand warrant shares at the weighted average exercise price of $4.96 and $3.20 per share respectively.

A summary of warrant activity as of June 30, 2014 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2013	470	$3.40	4.85
Expired	-	-
Granted	30	0.01
Exercised	(30)	0.01
Outstanding March 31, 2014	470	$3.41	4.60
Expired	(47)	4.98
Granted	-	-
Exercised	(54)	4.96
Outstanding June 30, 2014	369	$2.99	3.12

8.         Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at the date of issue during the three months ended June 30, 2014:

Expected dividend yield	0%
Risk-free interest rate	0. 88% - 1.25%
Expected volatility	77.84% - 78.89%
Expected Life (years)	3.0 - 3.5
Exercise price	$0.01
Company stock price	$9.54

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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of June 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Warrant liability	$179	$-	$-	$179

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs as of June 30, 2014:

Balance as of December 31, 2013	$60
Issuances of warrant liabilities	-
Exercise of warrant liabilities	-
Related change in fair value	48
Balance as of March 31, 2014	$108
Issuances of warrant liabilities	-
Exercise of warrant liabilities	-
Related change in fair value	71
Balance as of June 30, 2014	$179

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The following is a summary of options granted under the employee stock plans:

Six months ended	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2013	74	913	$4.90
Authorized	100	—	—
Granted	(148)	148	4.20
Exercised	—	(144)	1.60
Forfeited/expired	65	(65)	2.69
Balance as of June 30, 2014	91	852	$5.56

For the three months ended June 30, 2014 and 2013 the Company recorded option expenses in the amount of $159 thousand and $123 thousand for each period. Included in the three months ended June 30, 2014 and 2013 option expenses were $8 thousand and $1 thousand, respectively, of outstanding consultant options subject to periodic fair value re-measurement under ASC 505-50-30 Equity Based Payments to Non Employees.

For the six months ended June 30, 2014 and 2013 the Company recorded option expenses in the amount of $290 thousand and $243 thousand for each period. Included in the three months ended June 30, 2014 and 2013 option expenses were $11 thousand and $8 thousand, respectively, of outstanding consultant options subject to periodic fair value re-measurement under ASC 505-50-30 Equity Based Payments to Non Employees.

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

Valuation and Expense Information. The weighted-average fair value calculations for consultant and employee options are based on the following weighted average assumptions:

	As of June 30
	2014	2013
Dividend-yield	0%	0%
Risk-free interest rate	0. 44 - 0.74%	0.18 - 0.42%
Expected volatility	69.33 - 82.28%	74.83 - 142.90%
Expected life (years)	0.8 - 3.0	0.5 - 3.0
Market value of common stock	$4.20 - $ 9.54	$3.20

As of June 30, 2014, the Company had $1.0 million and $27 thousand of total unrecognized compensation expense for employees and non-employees that the Company will amortize over the 4.0 weighted remaining term of the option agreements.

Non-Plan Stock Options

In November 2013 the Company issued 98 thousand stock options to board members and consultants outside of the Company Stock Option Plans. As of June 30, 2014, 83 thousand options vested and 14 thousand unvested at remaining contractual term of 3.4 years. All of the non-plan options remain outstanding.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

11.       Agreements

Working Capital Arrangement. In May 2013 we extended the annual Grain Procurement and Working Capital Agreement with J.D. Heiskell that has been in place since March 2011.  Pursuant to the agreement we agreed to procure whole yellow corn and grain sorghum (also called “milo”) from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2014 and is automatically renewed for additional one-year terms. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company and all WDG and condensed distillers solubles  to A.L. Gilbert. Our relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to the J. D. Heiskell as revenue recognition criteria has been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for an ethanol plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Grain Procurement and Working Capital
Agreements during the three and six months ended June 30, 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Ethanol sales	$40,799	$27,243	$87,747	$32,740
Wet distiller's grains sales	11,708	6,322	21,423	8,006
Corn oil sales	1,344	455	2,245	630
Corn purchases	33,619	26,145	66,947	31,519
Milo Purchases	-	4,648	-	4,648
Accounts receivable	458	1,578	458	1,578
Accounts payable	2,122	2,096	2,122	2,096

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A. L Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements mature on August 31, 2014 with automatic one-year renewals thereafter.  For the three months ended June 30, 2014 and 2013, the Company expensed marketing costs of $0.8 million and $0.5 million, respectively, under the terms of both ethanol and wet distiller’s grains agreements. For the six months ended June 30, 2014 and 2013, the Company expensed marketing costs of $1.6 million and $0.6 million, respectively.

12.       Segment Information

Aemetis recognizes two reportable geographic segments: “North America “ and “India .” The “North America” operating segment includes the Company’s owned ethanol plant in Keyes, California and its technology lab in College Park, Maryland. As the Company’s technology becomes commercialized, this business segment will include its domestic commercial application of second generation ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “India” operating segment includes the Company’s 50 million gallon per year nameplate capacity  biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s  biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Summarized financial information by reportable segment for the three and six months ended June 30, 2014 and 2013 follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues
North America	$53,999	$35,832	$113,080	$43,711
India	3,196	11,521	4,780	23,062
Total revenues	$57,195	$47,353	$117,860	$66,773

Cost of goods sold
North America	$42,713	$34,724	$86,122	$43,142
India	3,129	8,878	4,761	19,633
Total cost of goods sold	$45,842	$43,602	$90,883	$62,775

Gross profit/(loss)
North America	$11,286	$1,108	$26,958	$569
India	67	2,643	19	3,429
Total gross profit	$11,353	$3,751	$26,977	$3,998

India. During the three  months ended June 30, 2014, three customers accounted for approximately 96% of the consolidated India segment revenues.  During the three months ended June 30, 2013, one customer accounted for approximately 75% of the consolidated India segment revenues.

North America: During the three months ended June 30, 2014, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 98% of the Company’s North America segment revenues for the three months ended June 30, 2014.

During the three months ended June 30, 2013, Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 98% of the Company’s North America segment revenues for the three months ended June 30, 2013.

Total assets consist of the following:

	As of	As of
	June 30,	December 31,
	2014	2013

North America	$81,226	$83,183
India	14,221	13,959
Total Assets	$95,447	$97,142

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

13.       Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, owned by Eric McAfee, $0.4 million and $1.0 million respectively, for salary and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of June 30, 2014 and December 31, 2013.  For the three months ended June 30, 2014 and 2013, the Company expensed $85 thousand and $18 thousand  respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.  For the six months ended June 30, 2014 and 2013, the Company expensed $119 thousand and $28 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.

14.       Subsequent Events

On July 1, 2014, the January 2014 Sub Note and two January 2013 Sub Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2014; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 118,107 in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.  We evaluated these July 1, 2014 amendments and the refinancing terms of the Notes and determined in accordance with ASC 470-50 Debt –Modification and Extinguishment that the loans were extinguished and as a result, a loss on debt extinguishment of approximately $1.2 million was recorded in July 2014.

15.       Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. During 2014, the Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lenders. Management’s plans for the Company include:

●	Operating the Keyes plant in the current positive margin environment;
●	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant;
●	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $34.5 million of additional EB-5 notes at 3% interest rate;
●	Refinancing the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant;
●	Restructuring or refinancing the State Bank of India note to allow for additional working capital and reduce current financing costs;
●	Securing higher volumes of international shipments from the Kakinada, India biodiesel and refined glycerin facility; and
●	Continuing to expand in the India market as the subsidy on diesel is reduced to zero by June 2014.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and  biodiesel plants into advanced biorefineries.  We own and operate a plant in Keyes, California where we manufacture and produce ethanol, wet distillers’ grain (WDG), condensed distillers solubles (CDS) and corn oil and a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester ( biodiesel), crude and refined glycerin and refined palm oil.  In September 2013, we received approval by the US Environmental Protection Agency to produce ethanol using grain sorghum and biogas as well as approval for the Keyes plant to use existing combined heat and power systems to generate higher value D5 Advanced Biofuel Renewable Identification Numbers (RIN’s).  In April 2014, we received the International Sustainability and Carbon Certification for the production of  biodiesel at our India plant from either waste fats and oils or the non-edible portion of palm oil for sale into European markets. The Company completed the EPA Process for importation of our India biodiesol into the United States. In addition, we are continuing to research and develop our microbial technology, for the production of renewable industrial biofuels and biochemicals.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and  biodiesel, glycerin and refined palm oil in India.

Three Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$53,999	$35,832	$18,167	50.7%
India	3,196	11,521	(8,325)	-72.3%
Total	$57,195	$47,353	$9,842	20.8%

North America.  For the three months ended June 30, 2014, we generated 76% of revenue from sales of ethanol, 22% from sales of WDG, and 2% from sales of corn oil and condensed distillers solubles .  During the three months ended June 30, 2014 plant production averaged 108% of nameplate capacity.  The increase in revenues between the three months ended June 30, 2014 and 2013 reflects the period from April 1, 2013 to April 23, 2013 when the plant was idle compared to a full quarter of operation during the period from April 1, 2014 through June 30, 2014. In addition, the ethanol sales volume rose by 34% to 14.9 million gallons while the average ethanol price decreased 5% to $2.74 per gallon during the quarter ended June 30, 2014 compared to quarter ended June 30, 2013.  The average price of WDG rose 16% to $115 per ton while the WDG sales volume increased 27% to 101.9 thousand tons during the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013.

India.  The decrease in revenues was primarily attributable to international sales for  biodiesel  and one large domestic order for  biodiesel  during the period ended June 30, 2013 compared to first international shipment of distilled  biodiesel and base level sales of  biodiesel  and refined glycerin into domestic markets during the period ended June 30, 2014.  For the three months ended June 30, 2014, we generated 88% of sales from methyl ester/ biodiesel and 12% of sales from refined glycerin compared to the three months ended June 30, 2013 when we generated 64% from sales of methyl ester/ biodiesel, 6% from refined glycerin, and 30% from sale and trade of other products. In addition, the  biodiesel  sales volume decreased by  241%  to 3.1 thousand metric tons while the price increased slightly by 7% to $921 per metric ton and the sales volume of refined glycerin decreased by 206% to 4 hundred metric tons while the average price of glycerin increased by 5% to $964 per metric ton.

Cost of Goods Sold

Three Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$42,713	$34,724	$7,989	23.0%
India	3,129	8,878	(5,749)	-64.7%
Total	$45,842	$43,602	$2,240	5.1%

North America.  We ground 148 thousand tons of corn  at an average price of $227 per ton during the three months ended June 30, 2014 compared to 103 thousand tons of corn and grain sorghum at an average price of $312 per ton during the three months ended June 30, 2013 as the plant was idle for almost a month during this period. Our cost of feedstock per ton decreased by 37% between the three months ended June 30, 2014 compared to 2013, but revenues also increased significantly during the period resulting in an overall increase in cost of goods sold during the three months ended June 30, 2014 compared to the same period in 2013.

India.  The decrease in costs of goods sold was attributable to the decrease in revenues from the sales of  biodiesel and glycerin. For the three months ended June 30, 2014, we produced 3 thousand metric tons of  biodiesel at an average price of $958 per metric ton and 5 hundred metric tons of refined glycerin at an average price of $359 per metric ton compared to 7 thousand metric tons of  biodiesel at an average price of $727 per metric ton, 1 thousand metric tons refined glycerin at an average price of $610 per metric ton in the same period in 2013.

Gross Profit

Three Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$11,286	$1,108	$10,178	918.6%
India	67	2,643	(2,576)	-97.5%
Total	$11,353	$3,751	$7,602	202.7%

North America.  Gross profit increased by 918.6% due to an entire quarter of production in the three months ended June 30, 2014 compared to only two months of production in the three moths ended June 30, 2013. In addition, corn prices decreased by 27% and ethanol prices also decreased by 5% in the three months ended June 30, 2014 compared to the same period in the prior year.

India.  The decrease of  97.5%  in gross profit was attributable to the decrease of 72.3%  in overall revenues in addition to only one international shipment of distilled  biodiesel  and regular sales of  biodiesel  and refined glycerin in the three months ended June 30, 2014 compared to one large domestic sale of  biodiesel  besides other  biodiesel  sales, refined glycerin, crude and refined palm oil in the three months ended June 30, 2013.

Operating Expenses

R&D

Three Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$141	$124	$17	14.0%
India	-	-	-	-
Total	$141	$124	$17	14.0%

The increase in R&D expenses in our North America segment for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due to an increase in professional fees of $27 thousand and lab equipment of $10 thousand offset by a decrease in depreciation of $17 thousand.

SG&A

Three Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$3,238	$2,909	$329	11.3%
India	211	1,075	(864)	-80.4%
Total	$3,449	$3,984	$(535)	-13.4%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and  biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the second quarter of 2014 decreased to 6.0% as compared to 8.0% in the corresponding quarter of 2013. Given most of our SG&A expenses are fixed, only marketing fee expense is impacted along with sales. The second quarter decrease as a percentage of revenue is due to reclassification of $0.7 million fixed costs from cost of goods sold to SG&A in the second quarter of 2013 due to the plant being idle in the first month offset by the increase in professional fees of $0.6 million, marketing expenses of $0.3 million and travel and other utilities of $0.1 million for the quarter ended June 30, 2014.

India.  Our single largest expense in SG&A comes from operational support fees paid to Secunderabad Oils Limited as part of an operating profit sharing arrangement. SG&A expenses as a percentage of revenue in the second quarter of 2014 decreased to 6% as compared to 9% in the corresponding quarter in 2013. The decrease was due to a decrease in sales activity resulting in a decrease in operating support charges by $0.5 million.

Other Income and Expense

  Three Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change
North America
Interest expense	$2,263	$2,648	$(385)	-15%
Amortization expense	2,502	6,072	(3,570)	-59%
Loss on debt extinguishment	-	232	(232)	-100%
Other (income) expense	4	(48)	52	-109%

India
Interest expense	267	265	2	1%
Other (income) expense	5	67	(62)	-92%
Total	$5,041	$9,236	$(4,195)	-45.4%

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

North America.  Interest expense was lower in the quarter ended June 30, 2014 due to payments of principal of $10.1 million and interest of $2.1 million on our senior debt and sub notes. The decrease in amortization expense is due to debt issuance costs present during the prior period becoming fully amortized in 2014. The debt extinguishment costs were higher in 2013 as there were multiple sub debt notes that were amended in the 2013 period causing a larger loss on extinguishment as compared to the 2014 period.

India.  Interest expense is consistent with prior period  as a result of principal and interest payments of $0.3 million and $1.0 million for SBI term loan and working capital loan respectively during the quarter ended June 30, 2014 while utilization of working capital line declined by 42% to $1.1 million compared to year ended December 31, 2013. The decrease in other income was caused primarily by a decrease in foreign exchange gains as there were  multiple international shipments in the quarter ended June 30, 2013, but only one international shipment in the quarter ended June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and  biodiesel, glycerin and refined palm oil in India.

Six Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$113,080	$43,711	$69,369	158.7%
India	4,780	23,062	(18,282)	-79.3%
Total	$117,860	$66,773	$51,087	76.5%

North America.   For the six months ended June 30, 2014, we generated 77% of revenue from sales of ethanol, 20% from sales of WDG, 3% from sales of corn oil and condensed distillers solubles .  During the six months ended June 30, 2014 plant production averaged 113% of nameplate capacity.  The decrease in revenues between the six months ended June 30, 2014 and 2013 reflects the idling of the Keyes, CA plant from January 21, 2013 through April 23, 2013 compared to a full six months of operations during the six months ended June 30 2014. In addition, the ethanol sales volume went up by 61% to 31.0 million gallons while the average ethanol price of $2.83 is consistent with the prior period, the average price of WDG went up by 7% to $106 per ton while the WDG sales volume went up by 58% to 214.4 thousand tons, and the average corn prices decreased 42% to $219 per ton while the corn usage increased by 61% to 309 thousand tons in the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013.

India.   The decrease in revenues was primarily attributable to decreased sales of  biodiesel as a result of the completion of the distilled  biodiesel  and testing of waste fats and oils for the production of distilled  biodiesel  into international markets. For the six months ended June 30, 2014, we generated 80% of sales from methyl ester/ biodiesel, and 20% of sales from refined glycerin compared to 55% of sales from methyl ester/ biodiesel, 7% of sales from refined glycerin, 15% of sales from refined palm oil, 8% of sales from the trade of crude palm oil and 15% of sales from the sale and trade of other products during the six months ended June 30, 2013. In addition, the  biodiesel  sales volume decreased by  311%  to 4.1 thousand metric tons while the average price of  biodiesel  increased slightly by 9% to $933 per metric ton and the sales volume of refined glycerin decreased by 117% to 1 thousand metric tons while the average price of glycerin increased by 8% to $1,004 per metric ton.

Cost of Goods Sold

Six Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$86,122	$43,142	$42,980	99.6%
India	4,761	19,633	(14,872)	-75.8%
Total	$90,883	$62,775	$28,108	44.8%

North America.   We ground 309 thousand tons of corn at an average price of $219 per ton during the six months ended June 30, 2014 compared to 121 thousand tons of corn at an average price of $311 per ton during the six months ended June 30, 2013. Our cost of corn per ton decreased by 26% between the six months ended June 30, 2014 compared to same period in the 2013. The increase in cost of goods sold between the six months ended June 30, 2014 and 2013 reflects a full six months of operations during the six months ended June 30, 2013 compared to the idling of the Keyes, CA plant from January 15, 2013 through April 22, 2013.

India.   The decrease in cost of goods sold was attributable to an decrease in revenues from the sales of  biodiesel and glycerin. For the six months ended June 30, 2014 we processed 3.3 thousand metric tons of  biodiesel at an average price of $964 per metric ton and 1.3 thousand metric tons of glycerin at an average price of $610 per metric ton compared to 17 thousand metric tons of  biodiesel at an average price of $700 per metric ton, 4 thousand metric tons of refined palm oil (RPO) at an average price of $876 per metric ton and 2 thousand metric tons of refined glycerin at an average price of $573 per metric ton during the six months ended June 30, 2013.

Gross Profit

Six Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$26,957	$569	$26,388	4637.7%
India	20	3,429	(3,409)	-99.4%
Total	$26,977	$3,998	$22,979	574.8%

North America.  Gross profit increased due to production and sales of ethanol for 181 days for the six months ended June 30, 2014 compared to the production and sales of ethanol for 88 days in the six months ended June 30, 2013. In addition, corn prices decreased by 42% in the six months ended June 30, 2014 compared to the same period in the prior year.

India.  The decrease of 99.4% in gross profit was attributable to the decrease in 79.3% in overall revenues in addition to only one international shipment of distilled biodiesel besides regular domestic biodiesel and refined glycerin sales in the six months ended June 30, 2014 compared to several shipments of international sales of  biodiesel  and one large domestic sale of  biodiesel  besides refined glycerin and crude/refined palm oil sales in the six months ended June 30, 2013.

Operating Expenses

R&D
Six Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$241	$353	$(112)	-31.7%
India	-	-	-	-
Total	$241	$353	$(112)	-31.7%

The decrease in R&D expenses in our North America segment for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is due to decrease in depreciation and amortization of $120 thousand offset by an increase of professional fees and lab equipment of $37 thousand.

SG&A
Six Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$5,689	$6,559	$(870)	-13.3%
India	602	1,640	(1,038)	-63.3%
Total	$6,291	$8,199	$(1,908)	-23.3%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and  biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America .  SG&A expenses as a percentage of revenue in the six months ended June 30, 2014 decreased to 5.0% as compared to 15.0% in the corresponding period of 2013. Given most of our SG&A expenses are fixed, only marketing fee expense is impacted along with sales. The decrease in SG&A expense was primarily attributable to  the  reclassification of fixed costs from Cost of Goods Sold during the idle period of the Keyes ethanol plant of $2.6 million in the six months ended June 30, 2013, and $0.4 million decrease in interest and penalties of property taxes in the six months ended June 30, 2014, offset by an increase in marketing expense of $0.9 million, and professional fees of $0.7 million for reverse stock split and other advisory services for the six months ended June 30, 2014 compared to June 30, 2013.

India .  Our single largest expense in SG&A comes from operational support fees paid to Secunderabad Oils Limited and these fees are computed as a percentage of operating profits. SG&A expenses as a percentage of revenue in the six months ended June 30, 2014 increased to 13% as compared to7% in the corresponding period of 2013.   The increase is due to a decrease in revenues by 73% in the six months ended June 30, 2014 offset by a $0.7 million decrease in operating support charges during the six months ended June 30, 2014.

Other Income and Expense

  Six Months Ended June 30 (in thousands)

	2014	2013	Inc/(dec)	% change
North America
Interest expense	$4,937	$5,033	$(96)	-2%
Amortization expense	4,620	8,346	(3,726)	-45%
Loss on debt extinguishment	115	1,188	(1,073)	-90%
Other (income) expense	(118)	(174)	56	-32%

India
Interest expense	513	550	(37)	-7%
Other (income) expense	(37)	(97)	60	-62%
Total	$10,030	$14,846	$(4,816)	-32.4%

Other Income/Expense.  Other income (expense) consisted primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd. (UBPL), International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies, AE Advanced Fuels and interest accrued on the judgment obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. In addition, the other income (expense) consists of scrap sales from UBPL and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was slightly lower in the six months ended June 30, 2014 due to $18.2 million in principal and $4.7 million in interest payments on our senior notes and sub debt. The decrease in amortization expense is due to debt issuance costs present during the prior period becoming fully amortized in the last two quarters of 2013 and the first six months of 2014. The debt extinguishment costs were higher in 2013 as there were multiple sub debt notes that were amended in the 2013 period causing a larger loss on extinguishment, while only one sub debt note was refinanced in January 2014. The decrease in other income was due to more gain on sales during the six months ended June 30, 2013 compared to gain on sales in the three months ended March 31, 2014 offset by a loss on sale in the three months ended June 30, 2014.

India.  Interest expense decreased slightly as a result of principal and interest payments of $0.5 million and $2.4 million for SBI term loan and working capital loan respectively during the six ended June 30, 2014 while utilization of the working capital line declined by 42% to $1.1 million. The decrease in other income was caused primarily by a decrease in foreign exchange gains as there were multiple international shipments in the quarter ended June 30, 2013, but only one international shipment in the quarter ended June 30, 2014.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $4.8 million at June 30, 2014, of which $4.6 million was held in our North American entities and $0.2 million was held in our Indian subsidiary. Our current ratio at June 30, 2014 was 0.41 compared to a current ratio of 0.35 at December 31, 2013.  We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$4,780	$4,926
Current assets (including cash, cash equivalents, and deposits)	12,771	12,707
Current liabilities (excluding short term debt)	18,769	18,151
Short & long term debt and other long term liabilities	77,761	91,758

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

During the months representing the second half of 2013 and the first half of 2014, we have experienced a strong positive spread between the prices of ethanol and WDG and the prices of feedstock and natural gas, which has improved our results of operations.  This favorable spread is driven by a strong corn harvest in the fall of 2013 resulting in lower corn costs, domestic export of ethanol into the international market and favorable logistics for ethanol producers in our region.  We operate in a volatile market in which we have little control over the major components of production costs and product revenues.   As such, we expect that cash provided by operating activities will fluctuate in future periods primarily as a result of changes in the prices for corn, grain sorghum, ethanol, WDG, corn oil, CDS,  biodiesel, waste fats and oils, NPRO and natural gas.  To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between  biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

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

At June 30, 2014, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $58.5 million.  No amounts remained available to be drawn under the Third Eye Capital Notes as of June 30, 2014. The current maturity date for all of the Third Eye Capital Notes is July 1, 2015.  We intend to pay the Notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.  We have engaged an investment bank to assist with exploring financing alternatives.  We believe that we should be able to refinance our senior debt facility with commercial rates commensurate with our current credit profile.

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

During the six months ended June 30, 2014 and the month of July 2014, we used cash flows from operations to fund our operations and made principal payments of $21.0 million against the Revolving Credit Facility with our senior lender.

We also rely on our working capital lines with J.D. Heiskell in California and Secunderabad Oil Limited, in India to fund our commercial arrangements for the acquisitions of feedstock.  J.D. Heiskell currently provides us with working capital for our California ethanol plant and Secunderabad Oil Limited currently provides us with working capital for our Kakinada facility.  The ability of both J.D. Heiskell and Secunderabad Oil Limited to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

During the six months ended June 30, 2014, current and long term debt decreased $14.0 million primarily due to (i) payments of principal of $17.5 million to our senior lender, $0.7 million to subordinated lenders and $0.5 million to the State Bank of India, (ii) the reclassification of $0.4 million from debt to other liabilities pursuant to settlement agreement with DBED (Department of Business and Economic Development) investors, (iii) a conversion of  $47 thousand of principal plus interest of a promissory note into the Company’s common stock at $2.50 a share and (iv) payments of interest of $4.8 million.  The decrease in current and long term debt was offset by increases due to:  (i) accrued interest of $5.2 million, and (ii) additional borrowings net of payments of $0.5 million received from an EB-5 investor and $1.1 million in working capital loans from our working capital arrangement with Secunderabad Oils Limited.  Current assets increased slightly by $64 thousand due to  (i) a $0.1 million decrease in cash from operations, (ii) a $1.9 million decrease in accounts receivable, (iii) a  $1.2 million increase in prepaid expenses and other assets and (iv) a $1.0 million increase in inventory.

Net cash provided by operating activities during the six months ended June 30, 2014 was $19.3 million consisting of non-cash charges of $7.6 million, net changes in operating assets and liabilities of $1.3 million, and net income of $10.4 million. The non-cash charges consisted of: (i) $4.7 million in amortization of debt issuance costs and patents, (ii) $2.3 million in depreciation expenses, (iii) a $0.3 million in stock-based compensation expense and (iv) $0.1 million each in loss on extinguishment of debt, fair value changes in warrant liability, and loss on sale of assets. Net changes in operating assets and liabilities consisted primarily of a decrease in accounts receivable of $1.9 million partially offset by a: (i) a $0.2 million decrease in accounts payable, (ii) a $0.5 million increase in other liabilities, (iii) a $0.5 million increase in prepaid expenses and other assets, (iv) a $0.9 million increase in inventory, and  (v) a $0.4 million increase in accrued interest.

Cash used by investing activities was $0.4 million primarily for the purchase of capital equipment of $0.5 million offset by proceeds received of $0.1 million on the sale of equipment.

Cash used by financing activities was $19.1 million primarily from proceeds from borrowings of $2.0 million, offset by payments in principal on long-term term loans of $21.1 million.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In May 2014 , the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings

On March 10, 2011, one of our subsidiaries, Universal Biofuels Pvt. Ltd. (“UBPL”), received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan commencing June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period.  In addition, since the bank demanded payment of the balance, we have classified the entire loan amount as current. The State Bank of India has filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.0 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC. UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate. The State Bank of India has additionally required the personal guarantee of our Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan. Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort. In January 2014, the Company made payment of $162 thousand (1 crore rupees) against principal on the facility which was accepted by the State Bank of India. UBPL filed for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility.  In May 2014, the Company obtained an interim stay subject to payments of 1 crore rupees (approximately $0.2 million) each by May 15, 2014 and June 15, 2014. In the event that the Company is unable to prevail in the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing company property for recovery of amounts due.

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

Our stock price is highly volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	fluctuations in the market prices of ethanol and its co-products including WDG and corn oil;
●	the cost of key inputs to the production of ethanol, including corn and natural gas;
●	the volume and timing of the receipt of orders for ethanol from major customers;
●	competitive pricing pressures;
●	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
●	the announcement, introduction and market acceptance of one or more alternatives to ethanol;
●	losses resulting from adjustments to the fair values of our outstanding warrants to purchase our common stock;
●	changes in market valuations of companies similar to us;
●	stock market price and volume fluctuations generally;
●	regulatory developments or increased enforcement;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel;
●	our inability to obtain financing; and
●	our financing activities and future sales of our common stock or other securities.

Furthermore, we believe that the economic conditions in California and other Western states, as well as the United States as a whole, could have a negative impact on our results of operations. Demand for ethanol could also be adversely affected by a slow-down in overall demand for oxygenate and gasoline additive products. The levels of our ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or an annual basis.

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of high stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business.

Any of the risks described above could have a material adverse effect on our results of operations or the price of our common stock, or both.

We are a holding company and there are significant limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries and are dependent on cash distributions, dividends or other intercompany transfers of funds from our subsidiaries to finance our operations. Our subsidiaries have not made significant distributions to the Company and may not have funds available for dividends or distributions in the future.  The ability of our subsidiaries to transfer funds to us will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service on their respective credit agreements. Our current credit agreement, the Third Eye Capital Note Purchase Agreement, as amended from time to time, described in the Notes to Consolidated Condensed Financial Statements, requires us to obtain the prior consent of Third Eye Capital, as the Administrative Agent of the Note holders, to make cash distributions or any intercompany fund transfers. The ability of our Indian operating subsidiary to transfer funds to us is restricted by Indian laws and maybe adversely affected by US tax laws.  Under Indian laws, our capital contributions, or future capital contributions, to our Indian operation cannot be remitted back to the US. Remittance of funds by our Indian subsidiary to us may subject us to significant tax liabilities under US tax laws.

If the amount of such cash distributions or fund transfers from our subsidiaries, together with the capital we raise from financing activities, are not sufficient to satisfy our ongoing working capital and corporate overhead requirements, even to the extent that we reduce our operations accordingly, our liquidity will be adversely affected.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2014, we issued 609 shares of our common stock to a warrant holder pursuant to a cashless exercise of the warrant at an exercise price of $1.30 per share at a cost of 214 shares of our common stock.

On May 8, 2014, we issued an aggregate of 54,500 shares of our common stock to consultants at market price of $5.00 per share in exchange for services rendered or to be rendered to the Company.

On May 8, 2014, we issued 18,971 shares of our common stock to a subordinated noteholder pursuant to the noteholder’s option to convert the promissory note to shares of our common stock at a conversion rate of $2.50 per share.

On June 25, 2014, we issued 53,704 shares of our common stock to a warrant holder pursuant to a cashless exercise of the warrant at an exercise price of $5.00 per share at a cost of 46,296 shares of our common stock.

Each of these issuances was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3.     Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended June 30, 2014.

Item 4.     Mine Safety Disclosures.

None

Item 5.     Other Information.

On July 1, 2014, the January 2014 Sub Note and two January 2013 Sub Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2014; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 118,107 in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

Item 6.     Exhibits.

3.1
Certificate of Change to Articles of Incorporation of Aemetis, Inc. as filed with the Secretary of State of the State of Nevada on May 9, 2014 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed on May 15, 2014).

10.1
Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 15, 2014.

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

AEMETIS, INC.

Date: August 6, 2014	By:	/s/ Eric A. McAfee
Chief Executive Officer
(Principal Executive Officer)