Form 10-Q
period 2014-09-30
AEMETIS, INC
filed 2014-11-12
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
Or
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
Large accelerated filer    ☐    Accelerated filer    ☐     Non-accelerated filer   ☐   Smaller reporting company   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares outstanding of the registrant’s Common Stock on November 5, 2014 was 20,612,110 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2014

INDEX

PART I--FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts.  Forward-looking statements in this Quarterly Report on Form 10-Q, include without limitation, statements regarding trends in demand for renewable fuels; trends in market conditions with respect to prices for inputs for our products verses prices for our products; our ability to leverage approved feedstock pathways; our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add byproduct processing systems; our ability to expand into alternative markets for  biodiesel and its byproducts, including continuing to expand our sales into international markets; the impact of changes in regulatory policies on our performance, including the Indian government’s recent changes to tax policies, diesel prices and related subsidies; our ability to continue to develop new, and to maintain and protect  new and existing, intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations; our ability to sell additional notes under our EB-5 note program; our ability to improve margins; release of EB-5 loan funds from escrow; anticipated costs for construction of the Liquid CO2 facility; and our ability to raise additional capital.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties.  Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “the Company” refer specifically to Aemetis, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)
	September 30, 2014	December 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,494	$4,926
Accounts receivable	438	2,764
Inventories	5,178	4,098
Prepaid expenses	866	584
Other current assets	619	335
Total current assets	12,595	12,707

Property, plant and equipment, net	77,048	78,928
Goodwill	968	968
Intangible assets, net of accumulated amortization of $244 and $184, respectively	1,556	1,616
Other assets	2,938	2,923
Total assets	$95,105	$97,142

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$9,018	$9,366
Current portion of long term debt	5,950	10,257
Short term borrowings	10,496	7,709
Mandatorily redeemable Series B convertible preferred stock	2,616	2,540
Other current liabilities	4,909	6,245
Total current liabilities	32,989	36,117

Long term debt	61,177	73,792
Other long term liability	292	-
Total long term liabilities	61,469	73,792

Stockholders' equity (deficit):
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 2,032 and 2,401 shares issued and outstanding each period, respectively (aggregate liquidation preference of $6,096 and $7,203, respectively)	2	2
Common stock, $0.001 par value; 40,000 authorized; 20,610 and 19,974 shares issued and outstanding, respectively *	21	20
Additional paid-in capital *	86,903	84,373
Accumulated deficit	(83,373)	(94,246)
Accumulated other comprehensive loss	(2,906)	(2,916)
Total stockholders' equity (deficit)	647	(12,767)

Total liabilities and stockholders' equity (deficit)	$95,105	$97,142
* The Common Stock and Additional paid-in capital for all periods presented reflect the one-for-ten reverse split, which took effect May 15, 2014.

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME / (LOSS)
(Unaudited, in thousands except for earnings per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues	$48,348	$56,688	$166,208	$123,461

Cost of goods sold	40,633	53,652	$131,516	$116,427

Gross profit	7,715	3,036	34,692	7,034

Research and development expenses	101	115	342	468
Selling, general and administrative expenses	2,972	3,879	9,263	12,078

Operating income/(loss)	4,642	(958)	25,087	(5,512)

Other income/(expense)

Interest expense
Interest rate expense	(2,287)	(2,933)	(7,737)	(8,516)
Amortization expense	(741)	(2,020)	(5,361)	(10,366)
Loss on debt extinguishment	(1,231)	(2,521)	(1,346)	(3,709)
Gain (loss) on sale/disposal of assets	-	108	(119)	282
Other income	81	35	355	132

Income (loss) before income taxes	464	(8,289)	10,879	(27,689)

Income tax expense	-	-	(6)	(6)

Net income (loss)	464	(8,289)	10,873	(27,695)

Other comprehensive income
Foreign currency translation adjustment	(98)	(275)	10	(675)
Comprehensive income (loss)	$366	(8,564)	$10,883	$(28,370)

Net income(loss) per common share *
Basic	$0.02	$(0.43)	$0.54	$(1.47)
Diluted	$0.02	$(0.43)	$0.52	$(1.47)

Weighted average shares outstanding *
Basic	20,555	19,390	20,284	18,863
Diluted	21,476	19,390	20,946	18,863

* The Earnings per share and Weighted average shares outstanding for all periods presented reflect the one-for-ten reverse split, which took effect May 15, 2014.

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the nine months ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$10,873	$(27,695)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activitites:
Share-based compensation	447	1,585
Depreciation	3,486	3,471
Debt related amortization expense	5,361	10,366
Intangibles and other amortization expense	95	164
Change in fair value of warrant liability	102	(197)
Loss on extinguishment of debt	1,346	3,709
(Gain) loss on sale/ Disposal of assets	119	(282)
Changes in operating assets and liabilities:
Accounts receivable	2,330	(704)
Inventory	(1,112)	(675)
Prepaid expenses	432	149
Other current assets and other assets	(341)	(332)
Accounts payable	(308)	(3,231)
Accrued interest expense and fees, net of payments	667	8,494
Other liabilities	(1,487)	(908)
Net cash provided by (used in) operating activities	22,010	(6,086)

Investing activities:
Capital expenditures	(1,834)	(429)
Proceeds from the sale of assets	99	1,175
Net cash (used in) provided by investing activities	(1,735)	746

Financing activities:
Proceeds from borrowings	8,070	8,830
Repayments of borrowings	(27,721)	(3,617)
Issuance of common stock for services, option and warrant exercises	5	1,082
Net cash (used in) provided by financing activities	(19,646)	6,295

Effect of exchange rate changes on cash and cash equivalents	(61)	(133)
Net cash and cash equivalents increase for period	568	822
Cash and cash equivalents at beginning of period	4,926	291
Cash and cash equivalents at end of period	$5,494	$1,113
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$6,751	$2,068
Income tax expense	6	6

Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	16	-
Issuance of warrants to subordinated debt holders	1,301	1,127
Transfer between debt and other liabilities	438	-
Stock issued in connection with services	715	-
Payments of principal, fees and interest paid in stock	-	3,211
Issuance of shares to related party for repayment of line of credit	-	822
Issuance of warrants to non-employees to secure procurement and working capital	-	336
Other asset transferred to related party	-	170
Warrant liability transferred to equity upon exercise	-	1,007
Exercise of conversion feature on note to equity	47	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

1.         Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc., a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”):

●	Aemetis Americas, Inc., a Nevada corporation and its subsidiary AE Biofuels, Inc., a Delaware corporation;

●	Biofuels Marketing, Inc., a Delaware corporation;

●	Aemetis International, Inc., a Nevada corporation and its subsidiary International Biofuels, Ltd., a Mauritius corporation and its subsidiary Universal Biofuels Private, Ltd., an India company;

●	Aemetis Technologies, Inc., a Delaware corporation;

●	Aemetis Biochemicals, Inc., a Nevada corporation;

●	Aemetis Biofuels, Inc., a Delaware corporation and its subsidiary Energy Enzymes, Inc., a Delaware corporation;

●	AE Advanced Fuels, Inc., a Delaware corporation and its subsidiaries Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and Aemetis Facility Keyes, Inc., a Delaware corporation;

●	Aemetis Advanced Fuels, Inc., a Nevada corporation; and,

●	Aemetis Advanced Products Keyes, Inc., a Delaware corporation.

Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and  biodiesel plants into advanced biorefineries.  The Company owns and operates a plant in Keyes, California where the Company manufactures and produces ethanol, wet distillers’ grain (WDG), condensed distillers solubles (CDS) and corn oil and a manufacturing and refining facility in Kakinada, India where the Company manufactures and produces fatty acid methyl ester ( biodiesel), crude and refined glycerin and refined palm oil.  In September 2013, the Company received approval by the US Environmental Protection Agency to produce ethanol using grain sorghum and biogas along with the Keyes plant existing combined heat and power systems to generate higher value D5 Advanced Biofuel Renewable Identification Numbers (RIN’s).  In April 2014, the Company received the International Sustainability and Carbon Certification for the production of  biodiesel at the India plant from certain oils and fats for sale into European markets.  The Company completed the EPA Process for importation of our India biodiesel into the United States. In addition, the Company is continuing  research and development focused on microbial technologies for the commercialization of renewable industrial biofuels and biochemicals.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of September 30, 2014, the consolidated condensed statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and the consolidated condensed statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. The consolidated condensed balance sheet as of December 31, 2013 was derived from the 2013 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2013 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2014 and 2013 have been prepared on the same basis as the audited consolidated statements as of December 31, 2013 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Reverse Stock Split. In April 2014, our board of directors approved, and submitted a proposal to our stockholders for approval of a 1 for 10 reverse split of our common stock (the “Reverse Stock Split”).  The Reverse Stock Split was intended to increase the market price of our common stock to enhance our ability to meet the initial listing requirements of the NASDAQ Global Market and to make our common stock more attractive to a broader range of institutional and other investors.  Our stockholders approved the Reverse Stock Split on May 9, 2014 and we filed a Certificate of Change with the Secretary of State of the State of Nevada to effect the Reverse Stock Split on May 9, 2014.  The Reverse Stock Split became effective with the Financial Industry Regulatory Authority (FINRA) on May 15, 2014. Trading on the NASDAQ Global Market commenced on June 5, 2014.

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

Company intangible assets such as goodwill have indefinite lives and as a result need to be evaluated at least annually, or more frequently, if impairment indicators arise. In the Company’s review, the Company determines the fair value of the reporting unit using market indicators and discounted cash flow modeling. The Company compares the fair value to the net book value of the reporting unit. An impairment loss is recognized when the fair value is less than the related net book value, and an impairment expense is recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of the Company’s customers. No indicators warranting reevaluation arose during the three months ended September 30, 2014.

California Ethanol Producer Incentive Program.  The Company is eligible to participate in the California Ethanol Producer Incentive Program (“CEPIP”). Under the CEPIP an eligible California ethanol facility may receive up to $3 million in cash per plant per year of operations through 2013 when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, drop below $0.55 per gallon.  The California Energy Commission determines on an annual basis the funding allocated to the program.  No funds were allocated to this program during the government’s 2012 fiscal year.  For any month in which a payment is made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. Since these funds are provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company records the proceeds, if any, as a credit to cost of goods sold. With respect to CEPIP payments received and applied as reductions to cost of goods sold, the Company recorded none for the three and nine months ended September 30, 2014 and 2013, respectively. The strength of the crush spread resulted in the accrual and obligation to repay CEPIP funding in the amount of $1.8 million, the entire remaining amount of funds received from the program. As of September 30, 2014 and December 31, 2013, the Company carried an obligation of $1.1 million and $0.1 million. As a result of the current accrual, there are no further contingent liabilities related to this program.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Basic and Diluted Net Income (Loss) per Share.  Basic income (loss) per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net income for the three and nine months ended September 30, 2014, potentially dilutive securities have been included in the diluted net income per share computations and any potentially anti-dilutive shares have been excluded and are shown below. As the Company incurred net loss for the three and nine months ended September 30, 2013, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table reconciles the number of shares utilized in the net income (loss) per share calculations for three and nine months ended September 30, 2014 and 2013:

	Three months ended Level 1		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands, except per share amounts		(In thousands, except per share amounts
Net income (loss)	$464	$(8,289)	$10,873	$(27,695)

Shares:
Weighted average shares outstanding—basic	20,555	19,390	20,284	18,863
Weighted average dilutive share equivalents from preferred shares	217	-	231	-
Weighted average dilutive share equivalents from stock options	460	-	242	-
Weighted average dilutive share equivalents from common warrants	244	-	189	-
Weighted average shares outstanding—diluted	21,476	19,390	20,946	18,863
Earnings (loss) per share—basic	$0.02	$(0.43)	$0.54	$(1.47)
Earnings (loss) per share—diluted	$0.02	$(0.43)	$0.52	$(1.47)

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of September 30, 2014 and September 30, 2013:

	As of
	September 30, 2014	September 30, 2013

Series B preferred	-	3,021
Common stock options and warrants	30	1,531
Convertible promissory note	-	18
Total number of potentially dilutive shares excluded from the basic and diluted net income (loss) per share calculation	30	4,570

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

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, and accounts payable, other current liabilities, mandatorily redeemable Series B preferred stock, warrant liability and debt. The fair value of current financial instruments was estimated to approximate carrying value due to the short term nature of these instruments. The carrying amount of debt obligations, including discount issuance costs, held by the senior lender, subordinated debt and the seller note payable, at September 30, 2014 amounted to an aggregate of approximately $64.6 million in outstanding obligations. The debts were determined to have an estimated fair value of $62.0 million based on interest rates for comparable debt.  The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value.  It was not practicable to determine the fair market value of the Company’s remaining debt obligations due to the lack of availability of comparable credit facilities and the related party nature of the financial arrangements.  The warrant liability fair value was estimated using the Black-Scholes valuation pricing model at the end of each reporting period.

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

2.           Inventory

Inventory consists of the following:

	September 30, 2014	December 31, 2013
Raw materials	$3,087	$597
Work-in-progress	1,457	1,724
Finished goods	634	1,777
Total inventory	$5,178	$4,098

As of September 30, 2014 and December 31, 2013, the Company recognized a lower of cost or market reserve of $7 thousand and none, respectively, related to inventory.

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	September 30, 2014	December 31, 2013
Land	$2,765	$2,765
Plant and Buildings	82,570	82,355
Furniture and fixtures	488	558
Machinery and equipment	3,989	2,076
Construction in progress	53	539
Total gross property, plant & equipment	89,865	88,293
Less accumulated depreciation	(12,817)	(9,365)
Total net property, plant & equipment	$77,048	$78,928

Depreciation on the components of the property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:
Years
Plant and Buildings	20 - 30
Machinery & Equipment	5 - 7
Furniture & Fixtures	3 - 5

For the three months ended September 30, 2014 and September 30, 2013, the Company recorded depreciation expense of $1.2 million for each period respectively. For the nine months ended September 30, 2014 and September 30, 2013, the Company recorded depreciation expense of $3.5 million each period, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there were no triggering events on the long-lived assets during the three and nine months ended September 30, 2014.

4.        Intangible Assets and Goodwill

Intangible assets and goodwill consist of $1.0 million in patents, $0.6 million in in-process research and development and $1.0 million in goodwill. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles are tested annually in December for impairment at the Aemetis Technologies, Inc. reporting unit level.  During the three months ended September 30, 2014 and 2013, the Company recognized amortization expense of $20 thousand each period respectively, related to patents. During the nine months ended September 30, 2014 and 2013, the Company recognized amortization expense of $60 thousand and $164 thousand, respectively, related to patents.

Future patent and in-process research and development amortization for the next five years and beyond consists of the following:

For the twelve months ending September 30,	Amortization
2014	$104
2015	112
2016	112
2017	112
2018	179
Thereafter	937
Total	$1,556

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

5.         Notes Payable

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers and other secured lenders, other working capital lenders and subordinated lenders as follows:

	September 30, 2014	December 31, 2014
Third Eye Capital term note	$7,369	$7,193
Third Eye Capital revolving credit facility	19,095	38,349
Third Eye Capital revenue participation term note	10,162	9,465
Third Eye Capital acquisition term note	17,677	17,280
Cilion shareholder seller note payable	5,335	4,869
State Bank of India secured term loan	5,950	5,857
Subordinated notes	5,265	5,317
EB-5 long term promissory notes	1,538	1,037
Unsecured working capital loans and short-term notes	5,232	2,391
Total debt	77,623	91,758
Less current portion of debt	16,446	17,966
Total long term debt	$61,177	$73,792

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a Note (“Revenue Participation Term Notes”); (iv) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as, the “Notes”).  Initially, the Acquisition Term Notes and the Revenue Participation Term Notes matured on July 6, 2014, the Term Notes matured on October 18, 2012 and the Revolving Credit Facility matured on July 6, 2013 with extension rights subject to satisfaction of certain conditions.  The Notes have all been amended to extend the maturity date to July 1, 2015*, as described below.

In May 2014, Third Eye Capital agreed to the Limited Waiver and Amendment No. 7 to the Note Purchase Agreement to extend the maturity date of the Notes to July 1, 2015*, to modify the waterfall table, to fix the interest rate of the Term Notes at 14%, and to redefine the operating cash available to the Company for operating expenses. As consideration, the Company is required to pay an additional extension fee of $2.0 million plus an escalating monitoring fee beginning January 2015.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On November 7, 2014, Third Eye Capital agreed to Amendment No. 8 to the Note Purchase Agreement to extend a line of credit in the amount of $6.0 million available for advance to Aemetis, such advance to be added to the outstanding principal balance of the existing notes under the Note Purchase Agreement. In addition, Third Eye Capital agreed to give Aemetis the right to extend the maturity date of the notes to January 1, 2016 upon notice and payment of a 3% extension fee.  Pursuant to the terms of Amendment No.8, Aemetis agreed to a covenant to complete an equity offering of its preferred stock for net proceeds of not less than $20 million with all of such net proceeds to be used to repay the principal outstanding under the Note Purchase Agreement in accordance with the priorities set forth there in.  As consideration for Amendment No.8, the unconditional personal Guaranty from Chairman of the Company, the guaranties from Company parties and McAfee Capital, LLC owned by Mr. Eric McAfee were all reaffirmed. The Company also agreed to pay $0.2 million in consideration to Mr. McAfee and McAfee Capital in exchange for their willingness to provide the guaranties. In addition, Company agreed to an amendment fee to Third Eye Capital in the amount of $0.3 million which will be paid from the proceeds of the advance. As a result of Company’s ability to extend the maturity of the notes under Amendment No.8, the note balances have been classified as long term debt in the accompanying September 30, 2014 balance sheet. See Note 14 - Subsequent Events.

Terms of Third Eye Capital Notes

Details about each portion of the Third Eye Capital financing facility are as follows:

A.
Term Notes.  As of September 30, 2014, AAFK had $7.4 million in principal and interest outstanding, net of unamortized fair value discounts of $0.2 million.  The Term Notes mature on July 1, 2015*.  Interest on the Term Notes accrues at 14% per annum.  The Term Notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.  On July 26, 2013 and October 28, 2013, the Company received waivers for certain covenants by Amendment No. 5 and Amendment No. 6 to the Note Purchase Agreement, respectively.  Additionally, Amendment No. 5 waived the requirement for minimum monthly base payments, interest payments and mandatory tiered redemption payments in favor of a daily cash flow sweep equal to 20% of cash deposits from operating activities.

B.
Revolving Credit Facility.  On July 6, 2012 AAFK entered into a Revolving Credit Facility with a commitment of $18.0 million.  Through various amendments to the Note Purchase Agreement, the amount of the Revolving Loan Facility was increased to approximately $39.0 million.  Interest on the Revolving Credit Facility accrues at the prime rate plus 13.75% (17% as of September 30, 2014) payable monthly in arrears.  The Revolving Credit Facility matures on July 1, 2015*.  As of September 30, 2014, AAFK had $19.1 million in principal and interest outstanding, net of unamortized debt issuance costs of $0.6 million, on the Revolving Credit Facility.

C.
Revenue Participation Term Notes.  The Revenue Participation Note bears interest at 5% per annum and matures on July 1, 2015*.  As of September 30, 2014, AAFK had $10.2 million in principal and interest outstanding, net of unamortized discounts of $0.2 million, on the Revenue Participation Note.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14% per annum as of September 30, 2014) and mature on July 1, 2015*.  As of September 30, 2014, Aemetis Facility Keyes had $17.7 million in principal and interest outstanding, net of unamortized discounts of $0.4 million, on the Term Notes.

* The note can be extended by the Company to January 2016 during the month of May 2015. In doing so, the Company is required to pay a fee of 3% of the carrying value of the debt.

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

Cilion shareholder seller note payable.  The Company’s merger with Cilion on July 6, 2012 provided $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full.  As of September 30, 2014, Aemetis Facility Keyes, Inc. had $5.3 million in principal and interest outstanding  under the Cilion shareholder seller note payable.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

State Bank of India secured term loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a nine year secured term loan with the State Bank of India in the amount of approximately $6.0 million.  The term loan matured in March 2014 and is secured by UBPL’s assets, consisting of the  biodiesel plant and land in Kakinada.

In July 2008, the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $0.3 million, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of September 30, 2014, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.  The principal payments scheduled for June 2009 through September 2014 were not made.  The term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On March 10, 2011, one of our subsidiaries, UBPL received a demand notice from the State Bank of India with respect to the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan since June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  As of September 30, 2014, UBPL was in default on interest and principal repayments, and all covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan, since the principal payments have been in default since June 2009.  As a result, the Company has classified the entire loan amount as current.  The State Bank of India has filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.0 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC.  UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate. The State Bank of India has additionally required the personal guarantee of a former Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan. Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort. In January 2014, the Company made payment of $162 thousand (1 crore rupees) against principal on the facility which was accepted by the State Bank of India. UBPL filed for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility.  In May 2014, UBPL obtained an interim stay subject to payments of 1 crore rupees (approximately $0.2 million) each by May 15, 2014 and June 15, 2014. UBPL made these payments promptly.  In the event that the Company is unable to prevail with the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing Company property for recovery of amounts due. As of September 30, 2014 and December 31, 2013, the State Bank of India loan had $2.7 million and $3.2 million, respectively, in principal outstanding and accrued interest plus default interest of $3.3 million and $2.7 million respectively.

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

On January 1, 2014, the May 2013 Sub Note was amended to extend the maturity date until the earlier of (i) June 30, 2014; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 30 thousand in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.  These January 1, 2014 amendments and the refinancing terms of the Note were evaluated and it was determined, in accordance with ASC 470-50 Debt – Modification and Extinguishment, that the loan was extinguished and as a result a loss on debt extinguishment of approximately $0.1 million was recorded in January 2014.

In March 2014, the Company received $0.5 million from EB-5 investments and repaid one of the accredited investors holding a sub note of January 2012 $0.5 million.

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

At September 30, 2014 and December 31, 2013, the Company owed, in aggregate, subordinated notes in the amount of $5.3 million for each period in principal and interest outstanding, net of unamortized issuance and fair value discounts of $0.2 million and $0.3 million, respectively.

EB-5 long-term promissory notes.  EB-5 is a US government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. On March 4, 2011, and amended on January 19, 2012, and on July 24, 2012, the Company entered into a Note Purchase Agreement with Advanced BioEnergy, LP, a California limited Partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes bearing interest at 3%, each note in the principal amount of $0.5 million is due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million. The notes are convertible after three years at a conversion price of $30.00 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $0.5 million.  The Company sold notes in the amount of $1.0 million to the first two investors during the fourth quarter of 2012 and sold a $0.5 million note to an investor during the first quarter of 2014. As of September 30, 2014, $38 thousand in accrued interest remained outstanding on the notes.  The availability of the remaining $35.0 million will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

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

During the three and nine months ended September 30, 2014, the Company made principal payments to Secunderabad of approximately $1.8 million and $4.2 million, respectively, under the agreement and interest payments of approximately $48 thousand and $127 thousand respectively, for working capital funding.  During the three and nine months ended September 30, 2013, the Company made principal payments to Secunderabad of approximately $0.7 million and $3.4 million, respectively, under the agreement and interest payments of approximately $16 thousand and $175 thousand, respectively, for working capital funding.  At September 30, 2014 and December 31, 2013 the Company had approximately $5.2 million and $1.9 million outstanding under this agreement, respectively.

Short-term notes.  Aemetis Technologies, formerly Zymetis, Inc., carries certain debt obligations associated with a series of grants issued by the Maryland Department of Business and Economic Development to Zymetis prior to the merger.  These grants were converted to promissory notes with interest upon the achievement of certain objectives. In the first quarter of 2014, the Company entered into a payment settlement agreement to pay off the principal and interest of approximately $0.4 million in monthly installments. As part of this agreement, the long term debt of $0.4 million has been classified into other long term liabilities. At September 30, 2014, the Company had approximately $292 thousand and $88 thousand in the other long term liabilities and other current liabilities, respectively. The remaining promissory note with principal and interest of approximately $47 thousand was converted in May 2014 at $2.50 per share into common stock of the Company.

Scheduled debt repayments for loan obligations follow:

Twelve months ended September 30,	Debt Repayments
2015	$16,617
2016*	58,335
2017	3,624
2018	-
2019	500
Total debt	79,076
Discounts	(1,453)
Total debt, net of discounts	$77,623

*Due to the Company’s ability to extend the maturity of the Third Eye Capital notes by six months from the scheduled maturity of July 2015, the amounts are reflected above as a 2016 maturity.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

6.           Commitments and Contingencies

Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of September 30, 2014 are as follows:

Twelve months ended September 30,	Future Rent Paymennts
2015	$169

For the three months ended September 30, 2014 and 2013, the Company recognized lease and rent expense of $108 thousand and $105 thousand respectively, under existing operating leases. For the nine months ended September 30, 2014 and 2013, the Company recognized lease and rent expense of $320 thousand and $316 thousand respectively, under existing operating leases.

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

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District for the Eastern District of California – Fresno Division against the Company and its subsidiary, AAFK. The case was transferred to the Southern District of Indiana and joined as tag-along defendants to a pending Multidistrict Litigation with over a dozen original defendants. The complaint alleges infringement of patent rights assigned to Greenshift that pertain to certain corn oil extraction processes that the Company employs and seeks royalties, damages, treble damages, and attorney’s fees, along with injunctions precluding the Company from infringing its patent rights. The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC, formerly called Solution Recovery Services LLC (“SRS”). The process provider has no obligations to indemnify us. On September 12, 2013, the Company, along with its subsidiary, filed its answer and counterclaims. In response to a motion for summary judgment filed by the original defendants, on October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid. We expect Greenshift will appeal; however, the likelihood of Greenshift succeeding on appeal is small since the Court’s findings included summary judgments on several grounds for each allegedly infringed patent. Damages being sought in this litigation are based on a reasonable royalty to or lost profits of Greenshift. Because of its recent summary judgment findings, it is highly unlikely the court would find the case exceptional and eligible for an award to Greenshift of attorney’s fees. If Greenshift successfully appeals the District Court’s findings of invalidity, damages may be $1 million or more. The Company believes the claims to be without merit and is vigorously defending itself. If we are not successful in our defense, we would be liable for damages and at least our own attorneys’ fees. The Company’s counterclaims include patent invalidity due to obviousness (and the Court has summarily ruled in favor of the original defendants’ identical counterclaim), non- infringement, and inequitable conduct.  We are not currently able to predict the outcome of this litigation against the Company with any degree of certainty.

On August 21, 2012, UBS Securities LLC (“UBS”) filed a complaint in the United States District Court for the Southern District of New York against the Company for damages based on a breach of contract theory in connection with the Cilion acquisition transaction (“UBS Federal Action”). UBS filed a motion for, and the District Court approved, a judgment against the Company in the liquidated amount of $2.3 million which has been accrued by the Company. UBS filed post-judgment discovery requests and pursued the enforcement of the judgment. Subsequently, on March 13, 2014, UBS also filed a complaint against one of our subsidiaries, Aemetis Advanced Fuels Keyes, Inc. in the state court in the State of New York, alleging breach of the same contract involved in the UBS Federal Action. The Company and AAFK entered into a settlement agreement with UBS in September 2014 whereby the Company paid $1.0 million in September 2014 and will make monthly payments of $0.1 million to UBS until the liquidated amount is fully paid.

7.         Outstanding Warrants

During the three months ended September 30, 2014, the Company issued 118 thousand common stock warrants. During the nine months ended September 30, 2014, the Company issued 148 thousand common stock warrants, which have the potential to enhance returns for accredited investors who entered into additional Notes and Warrant Purchase Agreements.

For the three and nine months ended September 30, 2014, Note investors and employees exercised 131 thousand and 215 thousand warrant shares at the weighted average exercise price of $0.09 and $1.31 per share respectively.

A summary of warrant activity as of September 30, 2014 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2013	470	$3.40	4.85
Expired	-	-
Granted	30	0.01
Exercised	(30)	0.01
Outstanding March 31, 2014	470	$3.41	4.60
Expired	(47)	4.98
Granted	-	-
Exercised	(54)	4.96
Outstanding June 30, 2014	369	$2.99	3.12

Expired	(1)	4.66
Granted	118	0.01
Exercised	(131)	0.09
Outstanding September 30, 2014	355	$3.06	2.93

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

8.      Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at the date of issue during the three months ended September 30, 2014:

Expected dividend yield	0%
Risk-free interest rate	1.07%
Expected volatility	81.02% - 92.51%
Expected Life (years)	2.7 - 3.3
Exercise price	$0.01
Company stock price	$8.68

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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of September 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Warrant liability	$162	$-	$-	$162

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs as of September 30, 2014:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Balance as of December 31, 2013	$60
Issuances of warrant liabilities	-
Exercise of warrant liabilities	-
Related change in fair value	48
Balance as of March 31, 2014	$108
Issuances of warrant liabilities	-
Exercise of warrant liabilities	-
Related change in fair value	71
Balance as of June 30, 2014	$179
Issuances of warrant liabilities	-
Exercise of warrant liabilities	-
Related change in fair value	(17)
Balance as of September 30, 2014	$162

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

The following is a summary of options granted under the employee stock plans:

Nine months ended	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2013	74	913	$4.90
Authorized	100	—	—
Granted	(148)	148	4.20
Exercised	—	(155)	1.66
Forfeited/expired	70	(70)	2.82
Balance as of September 30, 2014	97	835	$5.61

For the three months ended September 30, 2014 and 2013 the Company recorded option expenses in the amount of $157 thousand and $144 thousand for each period. Included in the three months ended September 30, 2014 and 2013 option expenses were $6 thousand and $1 thousand, respectively, of outstanding consultant options subject to periodic fair value re-measurement under ASC 505-50-30 Equity Based Payments to Non Employees.

For the nine months ended September 30, 2014 and 2013 the Company recorded option expenses in the amount of $447 thousand and $388 thousand for each period. Included in the nine months ended September 30, 2014 and 2013 option expenses were $17 thousand and $10 thousand, respectively, of outstanding consultant options subject to periodic fair value re-measurement under ASC 505-50-30 Equity Based Payments to Non Employees.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Valuation and Expense Information. The weighted-average fair value calculations for consultant and employee options are based on the following weighted average assumptions:

	As of September 30
	2014	2013
Dividend-yield	0%	0%
Risk-free interest rate	0. 02 - 0.83%	0.18 - 0.42%
Expected volatility	56.35 - 91.33%	74.83 - 142.90%
Expected life (years)	0.3 - 3.0	0.5 - 3.0
Market value of common stock	$8.68	$3.20

As of September 30, 2014, the Company had $849 thousand and $16 thousand of total unrecognized compensation expense for employees and non-employees that the Company will amortize over the 3.8 weighted remaining term of the option agreements.

Non-Plan Stock Options

In November 2013 the Company issued 98 thousand stock options to board members and consultants outside of the Company Stock Option Plans. As of September 30, 2014, 82 thousand options vested and 7 thousand unvested at remaining contractual term of 3.1 years. 9 thousand options were exercised at a weighted average exercise price of $5.50 and 89 thousand options were outstanding as of September 30,2014.

11.         Agreements

Working Capital Arrangement. In May 2013 we extended the annual Grain Procurement and Working Capital Agreement with J.D. Heiskell that has been in place since March 2011.  Pursuant to the agreement we agreed to procure whole yellow corn and grain sorghum (also called “milo”) from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2014 and is automatically renewed for additional one-year terms. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company and all WDG and condensed distillers solubles  to A.L. Gilbert. Our relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria has been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for an ethanol plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Grain Procurement and Working Capital

Agreements during the three and nine months ended September 30, 2014 were as follows:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Ethanol sales	$33,641	$36,936	$121,388	$69,676
Wet distiller's grains sales	8,175	8,621	30,970	16,605
Corn oil sales	1,018	925	3,263	1,555
Corn purchases	27,616	31,381	94,563	62,970
Milo Purchases	-	6,777	-	11,425
Accounts receivable	-	928	-	928
Accounts payable	1,904	2,189	1,904	2,189

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A. L Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements mature on August 31, 2015 with automatic one-year renewals thereafter.  For the three months ended September 30, 2014 and 2013, the Company expensed marketing costs of $0.7 million for each period, respectively, under the terms of both ethanol and wet distiller’s grains agreements. For the nine months ended September 30, 2014 and 2013, the Company expensed marketing costs of $2.3 million and $1.3 million, respectively.

12.         Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India .” The “North America” operating segment includes the Company’s owned ethanol plant in Keyes, California and its technology lab in College Park, Maryland. As the Company’s technology becomes commercialized, this business segment will include its domestic commercial application of second generation ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “India” operating segment includes the Company’s 50 million gallon per year nameplate capacity  biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s  biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

Summarized financial information by reportable segment for the three and nine months ended September 30, 2014 and 2013 follows:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues
North America	$42,886	$49,172	$155,966	$92,883
India	5,462	7,516	10,242	30,578
Total revenues	$48,348	$56,688	$166,208	$123,461

Cost of goods sold
North America	$35,632	$46,709	$121,754	$89,851
India	5,001	6,943	9,762	26,576
Total cost of goods sold	$40,633	$53,652	$131,516	$116,427

Gross profit/(loss)
North America	$7,254	$2,463	$34,212	$3,032
India	461	573	480	4,002

Total gross profit	$7,715	$3,036	$34,692	$7,034

India. During the three  months ended September 30, 2014, four customers accounted for approximately 86% of the consolidated India segment revenues.  During the three months ended September 30, 2013, five customers accounted for approximately 70% of the consolidated India segment revenues.

North America: During the three months ended September 30, 2014, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 97% of the Company’s North America segment revenues for the three months ended September 30, 2014.

During the three months ended September 30, 2013, Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 98% of the Company’s North America segment revenues for the three months ended September 30, 2013.

Total assets consist of the following:

	As of	As of
	September 30,	December 31,
	2014	2013

North America	$76,981	$83,183
India	18,124	13,959
Total Assets	$95,105	$97,142

13.         Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, owned by Eric McAfee, $0.4 million and $1.0 million respectively, for salary and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of September 30, 2014 and December 31, 2013.  For the three months ended September 30, 2014 and 2013, the Company expensed $23 thousand and $40 thousand  respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.  For the nine months ended September 30, 2014 and 2013, the Company expensed $142 thousand and $110 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

14.         Subsequent Events

Construction of Carbon Dioxide Liquification Plant

On October 15, 2014, Aemetis Advanced Products Keyes, Inc., a wholly-owned subsidiary of Aemetis, Inc., entered into an agreement with Denmark-based Union Engineering to design and construct a 300 ton per day (about 220 million pound per year) Liquid CO2 facility.  The facility will liquify carbon dioxide at the Aemetis ethanol biorefinery in Keyes, California at an expected construction cost of about $15 million.  The Liquid CO2 facility will allow us to convert a by-product of the ethanol process into quality liquid carbon dioxide for customers in the food processing, beverage, dry ice and construction sectors.

Third Eye Capital Amendment

On November 7, 2014, Third Eye Capital agreed to Amendment No. 8 to the Note Purchase Agreement to extend a line of credit in the amount of $6.0 million available for advance to Aemetis, such advance to be added to the outstanding principal balance of the existing notes under the Note Purchase Agreement. In addition, Third Eye Capital agreed to give Aemetis the right to extend the maturity date of the notes to January 1, 2016 upon notice and payment of a 3% extension fee.  Pursuant to the terms of Amendment No.8, Aemetis agreed to a covenant to complete an equity offering of its preferred stock for net proceeds of not less than $20 million with all of such net proceeds to be used to repay the principal outstanding under the Note Purchase Agreement in accordance with the priorities set forth there in.

As consideration for Amendment No.8, the unconditional personal Guaranty from Chairman of the Company, the guaranties from Company parties and McAfee Capital, LLC owned by Mr. Eric McAfee were all reaffirmed. The Company also agreed to pay $0.2 million in consideration to Mr. McAfee and McAfee Capital in exchange for their willingness to provide the guaranties. In addition, Company agreed to an amendment fee to Third Eye Capital in the amount of $0.3 million which will be paid from the proceeds of the advance.

The foregoing description of Amendment No. 8 is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 8, which is filed as Exhibit 10.1 hereto, and is incorporated, by reference herein.

15.         Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. During 2014, the Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lenders. Management’s plans for the Company include:

●	Operating the Keyes plant in the current positive margin environment;
●	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant;
●	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $34.5 million of additional EB-5 notes at 3% interest rate;
●	Refinancing the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant;
●	Restructuring or refinancing the State Bank of India note to allow for additional working capital and reduce current financing costs;
●	Securing higher volumes of international shipments from the Kakinada, India biodiesel and refined glycerin facility; and

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

●	Continuing to expand in the India market

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and  biodiesel plants into advanced biorefineries.  We own and operate a plant in Keyes, California where we manufacture and produce ethanol, wet distillers’ grain (WDG), condensed distillers solubles (CDS) and corn oil and a manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil.  In September 2013, we received approval by the US Environmental Protection Agency to produce ethanol using grain sorghum and biogas as well as approval for the Keyes plant to use existing combined heat and power systems to generate higher value D5 Advanced Biofuel Renewable Identification Numbers (RIN’s).  In April 2014, we received the International Sustainability and Carbon Certification for the production of  biodiesel at our India plant from either waste fats and oils or the non-edible portion of palm oil for sale into European markets.  The Company completed the EPA Process for importation of our India biodiesel into the United States. In addition, we are continuing to research and develop our microbial technology, for the production of renewable industrial biofuels and biochemicals.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and  biodiesel, glycerin and refined palm oil in India.

Three Months Ended September 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$42,886	$49,172	$(6,286)	-12.8%
India	5,462	7,516	(2,054)	-27.3%

Total	$48,348	$56,688	$(8,340)	-14.7%

North America.  For the three months ended September 30, 2014, we generated 78% of revenue from sales of ethanol, 19% from sales of WDG, and 3% from sales of corn oil and condensed distillers solubles.  During the three months ended September 30, 2014 plant production averaged 106% of nameplate capacity.  The decrease in revenues during the three months ended September 30, 2014 was due to a 14% decrease in average price of ethanol to $2.29 while the gallons of ethanol sold increased by 2% compared to the three months ended September 30, 2013. In addition, the average price of WDG decreased 14% to $85 per ton and the WDG sales volume decreased 4% to 96 thousand tons during the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.

India.  The decrease in revenues was primarily attributable to decreased refined glycerin sales, which  decreased by 52% in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013,    slightly offset by a 5% increase in average price.  We also sold $4.0 million in palm oil in the quarter ended September 30, 2013 compared to no palm oil sales in the 2014 period.  For the three months ended September 30, 2014, we generated 70% of sales from methyl ester/ biodiesel, 11% of sales from refined glycerin, and 19% of sales from processing biodiesel for other companies compared to the three months ended September 30, 2013 when we generated 21% of sales from methyl ester/ biodiesel, 17% from sales of refined glycerin, 55% from sales of palm oil and 7% from sales of processing bio diesel for other companies and capitalizing related crude glycerin. Biodiesel sales volume increased by 119%  to 3.8 thousand metric tons while the average price also increased by 9% to $992 per metric ton in the quarter ended September 30, 2014 compared to the prior quarter due to one significant international sale in the quarter ended September 30, 2014.

Cost of Goods Sold

Three Months Ended September 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$35,632	$46,709	$(11,077)	-23.7%
India	5,001	6,943	(1,942)	-28.0%

Total	$40,633	$53,652	$(13,019)	-24.3%

North America.  We ground 145 thousand tons of corn at an average price of $185 per ton during the three months ended September 30, 2014 compared to 140 thousand tons of corn and grain sorghum at an average price of $276 per ton during the three months ended September 30, 2013. Our cost of feedstock per ton decreased by 33% during the three months ended September 30, 2014 causing the reduction in cost of goods sold compared to the same period in 2013.

India.  The decrease in costs of goods sold was attributable to the decrease in revenues from the sales of  refined glycerin. For the three months ended September 30, 2014, we produced 3.3 thousand metric tons of  biodiesel at an average price of $830 per metric ton and 3 hundred metric tons of refined glycerin at an average price of $774 per metric ton compared to 2 thousand metric tons of  biodiesel at an average price of $1,064 per metric ton and 1.6 thousand metric tons refined glycerin at an average price of $661 per metric ton in the same period in 2013.

Gross Profit
Three Months Ended September 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$7,254	$2,463	$4,791	194.5%
India	461	573	(112)	-19.5%

Total	$7,715	$3,036	$4,679	154.1%

North America.  Gross profit increased by 194.5% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to corn prices falling faster than the ethanol prices. Corn prices decreased by 33% while ethanol prices decreased by 14% during the three months ended September 30, 2014 compared to the same period in the prior year.

India.  The decrease of  19.6%  in gross profit was attributable to the decrease of 27.3%  in overall revenues in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.   We had only one international shipment of distilled biodiesel as well as domestic sales of  biodiesel and refined glycerin in the three months ended September 30, 2014 compared to one large domestic sale of  biodiesel, refined glycerin, crude and refined palm oil sales in the three months ended September 30, 2013.

Operating Expenses

R&D

Three Months Ended September 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$101	$115	$(14)	-12.2%
India	-	-	-	-

Total	$101	$115	$(14)	-12.2%

The decrease in R&D expenses in our North America segment for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due to a decrease in depreciation of $16 thousand and a decrease in rent, taxes and utilities of $6 thousand offset by an increase in salaries, supplies and services of $8 thousand.

SG&A
Three Months Ended September 30 (in thousands)

	2014	2013	Inc/(dec)	% change
North America	$2,779	$3,184	$(405)	-12.7%
India	193	695	(502)	-72.2%

Total	$2,972	$3,879	$(907)	-23.4%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and  biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the third quarter of 2014 was consistent with the corresponding quarter of 2013 at 6.5%. Given that most of our SG&A expenses are fixed, typically only marketing expenses are impacted along with sales. However, the decrease in the SG&A expense in the quarter ended September 30, 2014 compared to the 2013 quarter was due to a one-time expense for our litigation with UBS of $0.4 million and stock compensation recognized for options granted as well as full expense for warrants issued of $0.6 million in the quarter ended September 30, 2013 that did not recur offset by an increase in professional fees of $96 thousand, an increase in stock issuance for consulting services of $185 thousand, and an increase of $175 thousand for salaries, supplies, and other.

India.  Our single largest expense in SG&A comes from operational support fees paid to Secunderabad Oils Limited as part of an operating profit sharing arrangement. SG&A expenses as a percentage of revenue in the third quarter of 2014 decreased to 4% as compared to 9% in the corresponding quarter in 2013. The decrease was due to a decrease in sales activity resulting in a decrease in operating support charges by $0.2 million.

Other Income and Expense

Three Months Ended September 30 (in thousands)

Other (income)/expense
		2014	2013	Inc/(dec)	% change
North America
	Interest expense	$2,029	$2,716	$(687)	-25.3%
	Amortization expense	741	2,020	(1,279)	-63.3%
	Loss on debt extinguishment	1,231	2,521	(1,290)	-51.2%
	Other (income) expense	(75)	(167)	92	-55.1%

India
	Interest expense	258	217	41	18.9%
	Other (income) expense	(6)	24	(30)	-125.0%

	Total	$4,178	$7,331	$(3,153)	-43.0%

Other Income/Expense.  Other income (expense) consisted primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd., International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies and AE Advanced Fuels and interest accrued on the judgments obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. In addition, the other income (expense) consists of scrap sales from Universal Biofuels Pvt. Ltd., and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was lower in the quarter ended September 30, 2014 due to payments of principal of $4.8 million and interest of $1.9 million on our senior debt and sub notes. The decrease in amortization expense is due to debt issuance costs present during the prior period becoming fully amortized in 2014. The debt extinguishment costs were higher in 2013 as there were multiple sub debt notes that were amended in the 2013 period causing a larger loss on extinguishment as compared to the 2014 period.

India.  Interest expense is slightly higher in the quarter ended September 30, 2014  as a result of increased utilization of our working capital line which increased by 64% to $5.2 million compared to $1.9 million as of the year ended December 31, 2013 and there were no principal and interest payments made against SBI term loan in the quarter ended September 30, 2014. The slight increase in other income was caused primarily by an increase in foreign exchange gains and other scrap sales offset by foreign exchange reinstatement losses as there was only one international shipment in the quarter ended  September 30, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and  biodiesel, glycerin and refined palm oil in India.

Nine Months Ended September 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$155,966	$92,883	$63,083	67.9%
India	10,242	30,578	(20,336)	-66.5%

Total	$166,208	$123,461	$42,747	34.6%

North America For the nine months ended September 30, 2014, we generated 78% of revenue from sales of ethanol, 20% from sales of WDG, 2% from sales of corn oil and condensed distillers solubles.  During the nine months ended September 30, 2014 Keyes plant production averaged 112% of nameplate capacity.  The increase in revenues between the nine months ended September 30, 2014 and 2013 reflects the idling of the Keyes, CA plant from January 21, 2013 through April 23, 2013 compared to a full nine months of operations during the nine months ended September 30, 2014. In addition, the ethanol sales volume rose by 73% to 45.7 million gallons while the average ethanol price of $2.65 decreased by 3% compared with the prior period, the average price of WDG was consistent with prior period at $99.8 per ton while the WDG sales volume went up by 63% to 310 thousand tons.

India.   The decrease in revenues was primarily attributable to decreased sales of  biodiesel as a result of decreased production while we completed upgrades to the plant for the distillation of biodiesel and testing of waste fats and oils for the production of distilled biodiesel for sales into international markets. For the nine months ended September 30, 2014, we generated 75% of sales from methyl ester/ biodiesel, 45% of which was sales of distilled biodiesel into international markets, 15% of sales from refined glycerin, and 10% of sales of other compared to 51% of sales from methyl ester/ biodiesel, 11% of sales from refined glycerin, 12% of sales from refined palm oil, 13% of sales from the trade of crude palm oil and 13% of sales from the sale and trade of other products during the nine months ended September 30, 2013. In addition, the biodiesel sales volume decreased by 59% to 7.6 thousand metric tons while the average price of  biodiesel  increased by 15% to $1,003 per metric ton and the sales volume of refined glycerin decreased by 119% to 1.6 thousand metric tons while the average price of glycerin increased by 9% to $997 per metric ton during the nine months ended September 30, 2014 compared to the same period in 2013.

Cost of Goods Sold

Nine Months Ended September 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$121,754	$89,851	$31,903	35.5%
India	9,762	26,576	(16,814)	-63.3%

Total	$131,516	$116,427	$15,089	13.0%

North America.   We ground 454 thousand tons of corn at an average price of $208 per ton during the nine months ended September 30, 2014 compared to 261 thousand tons of corn at an average price of $290 per ton during the nine months ended September 30, 2013. Our cost of corn per ton decreased by 28% for the nine months ended September 30, 2014 compared to same period in the 2013. The increase in cost of goods sold between the nine months ended September 30, 2014 and 2013 reflects a full nine months of operations during the nine months ended September 30, 2014 compared to the idling of the Keyes, CA plant from January 15, 2013 through April 22, 2013.

India.   The decrease in cost of goods sold was attributable to the decrease in revenues from the sales of  biodiesel and glycerin. For the nine months ended September 30, 2014 we processed 6.6 thousand metric tons of  biodiesel at an average price of $897 per metric ton and 1.6 thousand metric tons of glycerin at an average price of $646 per metric ton compared to 18.8 thousand metric tons of  biodiesel at an average price of $737 per metric ton, 4 thousand metric tons of refined palm oil (RPO) at an average price of $876 per metric ton and 3.7 thousand metric tons of refined glycerin at an average price of $612 per metric ton during the nine months ended September 30, 2013.

Gross Profit

Nine Months Ended September 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$34,212	$3,032	$31,180	1028.4%
India	480	4,002	(3,522)	-88.0%

Total	$34,692	$7,034	$27,658	393.2%

North America.  Gross profit increased due to production and sales of ethanol for 273 days for the nine months ended September 30, 2014 compared to the production and sales of ethanol for 180 days in the nine months ended September 30, 2013. In addition, corn prices decreased by 28% in the nine months ended September 30, 2014 compared to the same period in the prior year.

India.  The decrease of 88.0% in gross profit was attributable to the decrease of 66.5% in overall revenues in addition to only one international shipment of distilled biodiesel and decreases in domestic biodiesel and refined glycerin sales in the nine months ended September 30, 2014.  By comparison we had several  international sales of  biodiesel and one large domestic sale of  biodiesel  as well as refined glycerin and crude/refined palm oil sales in the nine months ended September 30, 2013.

Operating Expenses

R&D
Nine Months Ended September 30 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$342	$468	$(126)	-27.0%
India	-	-	-	-

Total	$342	$468	$(126)	-27.0%

The decrease in R&D expenses in our North America segment for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is due to a decrease in depreciation and amortization of $155 thousand and a decrease in taxes, utilities, and other of $18 thousand offset by an increase of professional fees and lab equipment of $30 thousand and an increase in salaries of $19 thousand.

SG&A

Nine Months Ended September 30 (in thousands)

	2014	2013	Inc/(dec)	% change
North America	$8,468	$9,743	$(1,275)	-13.1%
India	795	2,335	(1,540)	-66.0%

Total	$9,263	$12,078	$(2,815)	-23.3%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and  biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the nine months ended September 30, 2014 decreased to 5.4% as compared to 10.5% in the corresponding period of 2013. Given that most of our SG&A expenses are fixed, typically only marketing expenses are impacted along with sales. The decrease in SG&A expense was primarily attributable to the  reclassification of $2.6 million in fixed costs from Cost of Goods Sold to SG&A during the period in the nine months ended September 30, 2013 that the Keyes ethanol plant was idle, and an $0.4 million decrease in interest, penalties on property taxes, utilities, and salaries and stock compensation expense in the nine months ended September 30, 2014, offset by increases in marketing expense of $0.9 million, and professional fees of $0.6 million for legal fees, reverse stock split services and all other advisory services including stock issuances for services, and  travel and entertainment  of $0.2 million for the nine months ended September 30, 2014 compared to September 30, 2013.

India.  Our single largest expense in SG&A comes from operational support fees paid to Secunderabad Oils Limited and these fees are computed as a percentage of operating profits. SG&A expenses as a percentage of revenue in the nine months ended September 30, 2014 was consistent at 8% as compared to the corresponding period of 2013.  The decrease in revenues by 67% in the nine months ended September 30, 2014 resulted in  decreases of $0.9 million in operating support charges and $0.1 million in marketing expenses during the nine months ended September 30, 2014. In addition, $0.2 million of salaries and $0.3 million of gas and electric and water costs properly reclassified from SG&A as overhead costs to cost of goods sold in the nine months ended September 30, 2014.

Other Income and Expense

Nine Months Ended September 30 (in thousands)

		2014	2013	Inc/(dec)	% change
North America
	Interest expense	$6,966	$7,749	$(783)	-10.1%
	Amortization expense	5,361	10,366	(5,005)	-48.3%
	Loss on debt extinguishment	1,346	3,709	(2,363)	-63.7%
	Other (income) expense	(193)	(341)	148	-43.4%

India
	Interest expense	771	767	4	0.5%
	Other (income) expense	(43)	(73)	30	-41.1%

	Total	$14,208	$22,177	$(7,969)	-35.9%

Other Income/Expense.  Other income (expense) consisted primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd. (UBPL), International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies and AE Advanced Fuels and interest accrued on the judgments obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. In addition, the other income (expense) consists of scrap sales from UBPL and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was slightly lower in the nine months ended September 30, 2014 due to $23.1 million in principal and $6.6 million in interest payments on our senior notes and sub debt. The decrease in amortization expense is due to debt issuance costs present during the prior period becoming fully amortized in the last two quarters of 2013 and the first nine months of 2014. The debt extinguishment costs were higher in 2013 as there were multiple sub debt notes that were amended in the 2013 period causing a larger loss on extinguishment, while only two sub debt notes were refinanced during the nine months ended September 30, 2014. The decrease in other income was due to gain on sales of assets during the nine months ended September 30, 2013 compared to a loss on sale of assets offset by gain on write off of liabilities in the nine months ended September 30, 2014.

India.  Interest expense decreased slightly as a result of principal and interest payments of $4.7 million and $123 thousand for SBI term loan and working capital loan respectively during the nine months ended September 30, 2014. The decrease in other income was caused primarily by a decrease in foreign exchange gains as there were multiple international shipments in the quarter ended September 30, 2013, but only one international shipment in the quarter ended September 30, 2014.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $5.5 million at September 30, 2014, of which $4.0 million was held in our Indian subsidiary and $1.5 million was held in our North American entities. Our current ratio at September 30, 2014 was 0.38 compared to a current ratio of 0.35 at December 31, 2013.  We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$5,494	$4,926
Current assets (including cash, cash equivalents, and deposits)	12,595	12,707
Current liabilities (excluding short term debt)	16,543	18,151
Short & long term debt and other long term liabilities	77,915	91,758

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

During the months representing the second half of 2013 and three quarters of 2014, we have experienced a strong positive spread between the prices of ethanol and WDG and the prices of feedstock and natural gas, which has improved our results of operations.  This favorable spread is driven by a strong corn harvest in the fall of 2013 resulting in lower corn costs, domestic export of ethanol into the international market and favorable logistics for ethanol producers in our region. We operate in a volatile market in which we have little control over the major components of production costs and product revenues.  As such, we expect that cash provided by operating activities will fluctuate in future periods primarily as a result of changes in the prices for corn, grain sorghum, ethanol, WDG, corn oil, CDS,  biodiesel, waste fats and oils, NPRO and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between  biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant in the current positive operating margin environment, (ii) continuing to incorporate lower-cost non-food advanced biofuels feedstock at the Keyes plant, such as grain sorghum, thereby increasing operating margins, (iii) selling additional EB-5 Notes, (iv) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (v)  securing higher volumes of international shipments from the Kakinada plant, and (vi) continuing to expand the domestic India markets as the subsidy on diesel is eliminated, the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future however there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings  or otherwise, on favorable terms when required, or at all.

At September 30, 2014, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $54.3 million. The current maturity date for all of the Third Eye Capital Notes is July 1, 2015.  On November 7, 2014, Third Eye Capital agreed to Amendment No. 8 to the Note Purchase Agreement to extend a line of credit in the amount of $6.0 million available for advance to Aemetis, such advance to be added to the outstanding principal balance of the existing notes under the Note Purchase Agreement. In addition, Third Eye Capital agreed to give Aemetis the right to extend the maturity date of the notes to January 1, 2016 upon notice and payment of a 3% extension fee. As consideration, Company agreed to an amendment fee in the amount of $0.3 million which will be paid from the proceeds of the advance. After the payment of fees, $5.7 million remains available to be drawn under the Third Eye Capital notes.We intend to pay the Notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.  We have engaged an investment bank to assist with exploring financing alternatives.  We believe that we should be able to refinance our senior debt facility with commercial rates commensurate with our current credit profile.

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

During the nine months ended September 30, 2014, we used cash flows from operations to fund our operations and made principal payments of $22.2 million against the Revolving Credit Facility with our senior lender.

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

Change in Working Capital and Cash Flows

During the nine months ended September 30, 2014, current and long term debt decreased $14.1 million primarily due to (i) payments of principal of $22.2 million to our senior lender, $0.9 million to subordinated lender and $0.5 million to the State Bank of India, (ii) the reclassification of $0.4 million from debt to other liabilities pursuant to settlement agreement with DBED (Department of Business and Economic Development) investors, (iii) a conversion of  $47 thousand of principal plus interest of a promissory note into the Company’s common stock at $2.50 a share, (iv) $4.2 million of principal payments to our working capital partners in India and (v) payments of interest of $6.8 million.  The decrease in current and long term debt was offset by increases due to:  (i) accrued interest of $7.4 million, and (ii) additional borrowings net of payments of $0.5 million received from an EB-5 investor and $7.6 million in working capital loans from our working capital arrangement with Secunderabad Oils Limited.  Current assets decreased slightly by $112 thousand due to  (i) a $0.6 million increase in cash from operations, (ii) a $2.3 million decrease in accounts receivable, (iii) a  $0.5 million increase in prepaid expenses and other assets and (iv) a $1.1 million increase in inventory.

Net cash provided by operating activities during the nine months ended September 30, 2014 was $22.0 million consisting of non-cash charges of $10.9 million, net changes in operating assets and liabilities of $0.2 million, and net income of $10.9 million. The non-cash charges consisted of: (i) $5.5 million in amortization of debt issuance costs and patents, (ii) $3.5 million in depreciation expenses, (iii) a $0.4 million in stock-based compensation expense, (iv) $1.3 million in loss on extinguishment of debt, and (v) $0.2 million in each of fair value changes in warrant liability and loss on sale of assets. Net changes in operating assets and liabilities consisted primarily of a  decrease in accounts receivable of $2.3 million and $0.4 million in prepaid expenses partially offset by a: (i) a $0.3 million decrease in accounts payable, (ii) a $1.5 million decrease in other liabilities, (iii) a $0.3 million increase in other assets, (iv) a $1.1 million increase in inventory, and a $0.7 million increase in accrued interest.

Cash used by investing activities was $1.7 million primarily for the purchase of capital equipment of $1.8 million offset by proceeds received of $0.1 million on the sale of equipment.

Cash used by financing activities was $19.6 million primarily from proceeds from borrowings of $8.1 million, offset by payments in principal on long-term term loans of $27.7 million.

As of the publication of this report, no amounts remained available for future draw on the Revolving Loan Facility.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, the following represents our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: revenue recognition; recoverability of long-lived assets, convertible notes, and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District for the Eastern District of California – Fresno Division against the Company and its subsidiary, AAFK. The case was transferred to the Southern District of Indiana and joined as tag-along defendants to a pending Multidistrict Litigation with over a dozen original defendants. The complaint alleges infringement of patent rights assigned to Greenshift that pertain to certain corn oil extraction processes that the Company employs and seeks royalties, damages, treble damages, and attorney’s fees, along with injunctions precluding the Company from infringing its patent rights. The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC, formerly called Solution Recovery Services LLC (“SRS”). The process provider has no obligations to indemnify us. On September 12, 2013, the Company, along with its subsidiary, filed its answer and counterclaims. In response to a motion for summary judgment filed by the original defendants, on October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid. We expect Greenshift will appeal; however, the likelihood of Greenshift succeeding on appeal is small since the Court’s findings included summary judgments on several grounds for each allegedly infringed patent. Damages being sought in this litigation are based on a reasonable royalty to or lost profits of Greenshift. Because of its recent summary judgment findings, it is highly unlikely the court would find the case exceptional and eligible for an award to Greenshift of attorney’s fees. If Greenshift successfully appeals the District Court’s findings of invalidity, damages may be $1 million or more. The Company believes the claims to be without merit and is vigorously defending itself. If we are not successful in our defense, we would be liable for damages and at least our own attorneys’ fees. The Company’s counterclaims include patent invalidity due to obviousness (and the Court has summarily ruled in favor of the original defendants’ identical counterclaim), non- infringement, and inequitable conduct.   We are not currently able to predict the outcome of this litigation against the Company with any degree of certainty.

On August 21, 2012, UBS Securities LLC (“UBS”) filed a complaint in the United States District Court for the Southern District of New York against the Company for damages based on a breach of contract theory in connection with the Cilion acquisition transaction (“UBS Federal Action”). UBS filed a motion for, and the District Court approved, a judgment against the Company in the liquidated amount of $2.3 million which has been accrued by the Company. UBS filed post-judgment discovery requests and pursued the enforcement of the judgment. Subsequently, on March 13, 2014, UBS also filed a complaint against one of our subsidiaries, Aemetis Advanced Fuels Keyes, Inc. in the state court in the State of New York, alleging breach of the same contract involved in the UBS Federal Action. The Company and AAFK entered into a settlement agreement with UBS in September 2014 whereby the Company paid $1.0 million in September 2014 and will make monthly payments of $0.1 million to UBS until the liquidated amount is fully paid.

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

Disruptions in ethanol production infrastructure may adversely affect our business, results of operations and financial condition.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. In particular, due to limited storage capacity at the Keyes Plant and other considerations related to production efficiencies, the Keyes Plant depends on just-in-time delivery of corn and grain sorghum. The delivery and transformation of feedstock requires a significant and uninterrupted supply of corn and grain sorghum, principally delivered by rail, as well as other raw materials and energy, primarily electricity and natural gas. The prices of rail, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. The national rail system, as well as local electricity and gas utilities may not be able to reliably supply the rail logistics, electricity and natural gas that the Keyes Plant will need or may not be able to supply those resources on acceptable terms. Any disruptions in the ethanol production infrastructure, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of corn, grain sorghum or other raw materials and energy and may require the Keyes Plants to halt production which could have a material adverse effect on our business, results of operations and financial condition.

We may not receive the funds we expect under our EB-5 program.

While $21 million of EB-5 program funds have been received into escrow as of November 11, 2014, the release of those funds to us is subject to the approval of the USCIS, which could take a year or more to obtain. Additionally, the USCIS could deny approval of the loans, and then we would not receive some or all of the subscribed funds. If the USCIS takes longer to approve the release of funds in escrow, or does not approve the loans at all, it would have a material adverse effect on our cash flows available for operations, and thus could have a material adverse effect on our results of operations.

Our ability to utilize our NOL carryforwards may be limited.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOL”) carried over from prior taxable years. As of December 31, 2013, we have U.S. federal NOL carryforwards of approximately $115 million. Such U.S. federal NOL carryforwards expire on various dates between 2027 and 2032. We also have state NOL carryforwards as of December 31, 2013 of approximately $113 million, which expire on various dates between 2027 and 2032.

Our ability to deduct these NOL carryforwards and certain other tax attributes against future taxable income could be limited if we experience an "ownership change," as defined in Section 382 of the Code. In general, an  ownership change may result from one or more transactions increasing the aggregate ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years). Future direct or indirect changes in the ownership of our stock, including sales or acquisitions of our stock by certain stockholders and purchases and issuances of our stock by us, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of our NOL carryforwards could result in the payment of taxes above the amounts currently estimated and could have a negative effect on our future results of operations and financial position.

Our business may be significantly disrupted upon the occurrence of a catastrophic event or cyberattack.

Our Keyes plant and India plants are highly automated and rely extensively on the availability of our network infrastructure and our internal technology systems. The failure of our systems due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyberattack or war, could adversely impact our business, financial results and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event, however there can be no assurance that these plans and systems would enable us to return to normal business operations.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On August 7, 2014, we issued 17,568 shares of our common stock to warrant and option holders pursuant to cashless exercise of the options and warrants at exercise price ranging from $0.10 per share to $5.50 per share at an aggregate cost of 4,932 shares of our common stock.

On August 7, 2014, we issued 206 shares of our common stock to a warrant holder pursuant to an exercise of a warrant at an exercise price of $1.30 per share.

On August 14, 2014, we issued an aggregate of 113,333 shares of our common stock to warrant holders pursuant to exercise of the warrants at an exercise price of $0.01 per share.

On August 25, 2014, we issued 4,818 shares of our common stock to a warrant holder pursuant to an exercise of the warrant at an exercise price of $0.01 per share.

Each of these issuances was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

 Item 3.                 Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended September 30, 2014.

Item 4.                 Mine Safety Disclosures.

None

Item 5.                 Other Information.

On November 7, 2014, Third Eye Capital agreed to Amendment No. 8 to the Note Purchase Agreement to extend a line of credit in the amount of $6.0 million available for advance to Aemetis, such advance to be added to the outstanding principal balance of the existing notes under the Note Purchase Agreement. In addition, Third Eye Capital agreed to give Aemetis the right to extend the maturity date of the notes to January 1, 2016 upon notice and payment of a 3% extension fee.  Pursuant to the terms of Amendment No.8, Aemetis agreed to a covenant to complete an equity offering of its preferred stock for net proceeds of not less than $20 million with all of such net proceeds to be used to repay the principal outstanding under the Note Purchase Agreement in accordance with the priorities set forth there in.

As consideration for Amendment No.8, the unconditional personal Guaranty from Chairman of the Company, the guaranties from Company parties and McAfee Capital, LLC owned by Mr. Eric McAfee were all reaffirmed. The Company also agreed to pay $0.2 million in consideration to Mr. McAfee and McAfee Capital in exchange for their willingness to provide the guaranties. In addition, Company agreed to an amendment fee to Third Eye Capital in the amount of $0.3 million which will be paid from the proceeds of the advance.

The foregoing description of Amendment No. 8 is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 8, which is filed as Exhibit 10.1 hereto, and is incorporated, by reference herein.

Item 6.                 Exhibits.

10.1
Amendment No.8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014 by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc.,  Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.

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

AEMETIS, INC.

November 12, 2014	By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer (Principal Executive Officer)