Form 10-Q/A
period 2014-09-30
AEMETIS, INC
filed 2014-11-13
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q/A
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

Explanatory Note

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 of Aemetis, Inc. (the “Company”) filed on November 12, 2014 (the “Form 10-Q”) is being filed to furnish Exhibit 10.1 which was inadvertently omitted in the Form 10-Q.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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