Form 10-K
period 2014-12-31
AEMETIS, INC
filed 2015-03-12
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $100,884,800 as of June 30, 2014 based on the average bid and asked price on the NASDAQ Markets reported for such date.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on March 5, 2015 was 20,771,914 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART II

PART III

Item 10. Directors, Executive Officers and Corporate Governance	44

Item 11. Executive Compensation	44

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44

Item 13. Certain Relationships and Related Transactions, and Director Independence	44

Item 14. Principal Accounting Fees and Services	44

PART IV

Item 15. Exhibits and Financial Statement Schedules	44

Index to Financial Statements	50

Signatures	86

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts.  Forward-looking statements in this Annual Report on Form 10-K, include without limitation, statements regarding trends in demand for renewable fuels; trends in market conditions with respect to prices for inputs for our products verses prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add byproduct processing systems; our ability to expand into alternative markets for  biodiesel and its byproducts, including continuing to expand our sales into international markets; the impact of changes in regulatory policies on our performance, including the Indian government’s recent changes to tax policies, diesel prices and related subsidies; our ability to continue to develop new, and to maintain and protect  new and existing, intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; our ability to raise the expected costs to complete our fractionation unit; and our ability to raise additional capital.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties.  Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Item 1.  Business

General

Aemetis is an international renewable fuels and biochemicals company focused on the production of advanced fuels and chemicals through the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by conversion of first-generation ethanol and biodiesel plants into advanced biorefineries. Aemetis operates in two reportable geographic segments:  “North America” and “India.”  For revenue and other information regarding Aemetis’ operating segments, see Note 13- Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Aemetis was incorporated in Nevada in 2006.

We own and operate a 55 million gallon per year capacity ethanol production facility located in Keyes, California.  The facility produces its own combined heat and power (CHP) through the use of a natural gas-powered steam turbine, and is designed to reuse 100% of its process water with zero water discharge.  In addition to ethanol, the Keyes plant produces Wet Distillers Grains (WDG), corn oil, and Condensed Distillers Soluables (CDS), all of which are sold to local dairies and feedlots for animal consumption.  The primary feedstock for the production of low carbon fuel ethanol at the Keyes facility is yellow dent corn specified as number two.  The corn is procured from various Midwestern grain facilities and shipped, via Union Pacific Rail Road, to an unloading facility adjacent to the plant.

The Company owns and operates a biodiesel production facility in Kakinada, India with a nameplate capacity of 50 million gallons per year which is equal to 150,000 metric tons per year.  We believe this facility is one of the largest biodiesel production facilities in India on a nameplate capacity basis.  Our objective is to continue to capitalize on the substantial growth potential of the industry in India and established markets in the EU and US.

Strategy

Key elements of our strategy include:

North America

Leverage Approved Feedstock Pathways. When economically advantageous, we will also utilize grain sorghum (“milo”) as a lower carbon, advanced feedstock for the production of EPA-approved advanced biofuels. Aemetis has been approved to use the grain sorghum Pathway (in combination with landfill gas and CHP) for the production of Advanced Biofuels and associated higher value D5 RINs. While Aemetis has processed a significant amount of grain sorghum through the Keyes facility during 2013, economics in 2014 favored the use of corn over milo.  This was largely due to the significant export demand for milo by China. These conditions continued into 2015.

Leverage the Keyes plant infrastructure and location.  As milo becomes price-competitive with corn, Aemetis Keyes has the brokerage and infrastructure relationships in place to incorporate this feedstock into production without delay. Through its strategic location near the Port of Stockton and adjacent access to the Union Pacific railroad, the Aemetis Keyes facility can, and has, procured grain sorghum from both international and domestic sources.  Additionally, the Keyes facility has ready access to biogas through its existing infrastructure for the production of Advanced Biofuels under the approved EPA Pathway.  We have also entered into a multi-year contract with Chromatin, Inc., an advanced grain sorghum seed and technology provider, to establish a multi-thousand acre local grain sorghum growing program with farmers in California’s Central Valley.  In 2014, Aemetis was awarded a $3 million dollar matching grant from the California Energy Commission for the acquisition of milo for the production of lower carbon fuel ethanol, and to fully develop the in-state grain sorghum growing program.

Leverage technology for the development and production of additional Advanced Biofuels and renewable chemicals. In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks. Aemetis now has nine granted patents for the production of advanced biofuels.  Our objective is to continue to commercialize this technology and expand the production of advanced biofuel technologies and other bio-chemicals in the United States.

Diversify and expand revenue and cash flow by continuing to develop and adopt value-added byproduct processing systems.  During April 2012, we installed a corn oil extraction unit at the Keyes plant and began extracting corn oil for sale into the livestock feed market beginning in May 2012.  During 2014, we installed a second corn oil extraction system to further improve corn oil yields from this process. During the fourth quarter of 2014, we entered into an agreement to construct a liquid CO2 facility at the Keyes plant.  We continue to evaluate and, as allowed by available financing and incremental profitability, adopt additional value-added processes that increase the value of the ethanol, distillers grain, corn oil and CO2 produced at the Keyes plant, including, as described further below, adding liquefied CO2 processing capability.

Joint venture or license Aemetis technologies to other ethanol and biodiesel plants.  After developing and commercially demonstrating technologies at the Keyes and/or India plants, we plan to explore and evaluate opportunities for joint ventures or to license our technologies to the other approximately 200 ethanol plants and hundreds of biodiesel plants in the US, as well as plants in Brazil, Argentina, India and elsewhere.

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

Acquire additional biofuels production facilities. There are approximately 200 ethanol plants in the US that could be upgraded to expand revenues and improve cash flow using technology commercially deployed or licensed by Aemetis.  On an opportunistic basis, we will evaluate the benefit of acquiring ownership of a portion of or all of other or biodiesel production facilities, or entering into joint-venture or licensing agreements with other ethanol, renewable diesel, or renewable jet fuel facilities.

India

Capitalize on recent policy changes by the Government of India, particularly those to reduce the subsidies on diesel and to reduce restrictions on sales of fuel into the transportation markets.  We plan to expand our marketing channels for the traditional bulk and transportation biodiesel markets, which are becoming more economically attractive as a result of the reduction of government subsidies on petroleum diesel (biodiesel is not subsidized in India) and policies to further open sales into the bulk fuel markets.

Expand alternative market demand for biodiesel and its byproducts.  We plan to create additional demand for our biodiesel and its byproducts by developing additional alternative markets.  In 2011, we began selling biodiesel to textile manufacturers for use as an anti-static chemical.  In the first quarter of 2012, we completed glycerin refining and oil pre-treatment units and began selling refined glycerin to manufacturers of paints and adhesives.  In 2012, our India subsidiary received an Indian Pharmacopeia license, which enables the sale of refined glycerin to the pharmaceutical industry in India.

Continue to develop international markets.  We expect to increase sales by selling our biodiesel into international markets during the summer months, when biodiesel use in Europe increases with the onset of warmer weather.  In 2014 and 2013, we had sales of $4.5 million and $11.6 million into the European market, respectively.  During 2014, we received the certifications necessary to meet the ISCC standard, allowing for further access to European markets for our biodiesel products.

Diversify and expand our products.  In 2012, we completed a glycerin refinery, enabling the upgrade of crude glycerin to refined glycerin using glycerin from our own biodiesel production (the byproduct of biodiesel production is crude glycerin) or crude glycerin purchased from domestic or foreign sources.  In 2014, we completed the construction of a biodiesel distillation column, which allows us to produce a high-quality biodiesel product meeting European Union standards.

Diversify our feedstocks from India and international sources.  We designed our Kakinada plant with the capability to produce biodiesel from multiple feedstocks.  In 2009, we began to produce biodiesel from NRPO.  In 2012, we completed an oil pre-treatment unit, which enables us to convert crude palm oil into NRPO, which can either be sold or used to produce biodiesel.  During 2014, we further diversified our feedstock with the introduction of animal oils and fats, which we used for the production of biodiesel to be sold into the European markets.  The plant is capable of producing biodiesel from used cooking oil (UCO), which can be supplied from China, the Middle East and other foreign markets, as well as domestic India suppliers.

Develop and commercially deploy technologies to produce high-margin products. The technology applicable to the Keyes ethanol plant for the upgrade of corn oil into valuable, high-margin products also applies to the Kakinada plant in India.  By using the existing equipment, process controls, utilities and personnel at the India plant, we plan to produce high-value products more quickly and at a lower capital and operating cost than greenfield projects.

2014 Highlights

North America

 During 2014, we produced four products at the Keyes plant:  denatured ethanol, WDG, corn oil, and CDS.  We sold 100% of the ethanol and WDG produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell.  J.D. Heiskell in turn sells 100% of our ethanol to Kinergy and 100% of our WDG to A.L. Gilbert, a local feed and grain business. Corn oil is sold directly by Aemetis to local animal feedlots (primarily poultry) as well as feed mills for use in various animal feed products. Small amounts of CDS were sold to various local third parties as an animal feed supplement.  Ethanol pricing for sales to J.D. Heiskell is determined pursuant to a marketing agreement between the Company and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with numerous fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between the Company and A.L. Gilbert Co., and is generally determined in reference to the local price of dry distillers grains (DDG), corn, and other protein feedstuffs.

The following table sets forth information about our production and sales of ethanol and WDG for 2014 compared with 2013:

	2014	2013	% Change
Ethanol
Gallons Sold (in 000s)	60,197	42,390	42%
Average Sales Price/Gallon	$2.54	$2.62	(3)%
WDG
Tons Sold (in 000s)	408	301	36%
Average Sales Price/Ton	$91.81	$100.47	(9)%

On January 15, 2013 our ethanol production facility was idled due to unfavorable market conditions and to conduct maintenance on the plant for the first time since commencing ethanol production in April 2011.  In April 2013, we restarted our ethanol production facility and ran the plant on a continual basis through the rest of the year.

India

The market for biodiesel showed signs of improving during early 2014 upon completion of our biodiesel distillation facility and receipt of the certifications necessary to meet the ISCC standard which opened sales channels into the European Union.  The Company’s production of biodiesel in 2014 decreased compared to 2013 due to the rising price of NRPO resulting in uncompetitive pricing for sales into European markets.  In 2014, we expanded our feedstock to include oils and fats as well as NRPO, a byproduct of palm oil refining and a non-edible feedstock, which we sourced principally from suppliers in India.

In 2014, we produced four products at the India plant:  biodiesel, crude glycerin, refined glycerin, and NRPO / Stearin.  Crude glycerin held in inventory or produced as a by-product of the biodiesel production was further processed into refined glycerin and crude palm oil was further processed into refined palm oil for sale to customers.  During portions of 2013 and 2014, we were able to utilize our refining unit to refine crude palm oil into NRPO and subsequently sell the NRPO at a more attractive margin than converting NRPO into biodiesel or earn a fixed fee for processing the NRPO.  Additionally, crude glycerin was purchased on the open market and further processed to fill the demand for refined glycerin.

The following table sets forth information about our production and sales of biodiesel, crude and refined glycerin and NRPO in 2014 and 2013:

	2014	2013	% Change
Biodiesel
Tons sold (1)	9,036	19,354	(53)%
Average Sales Price/Ton	$985	$929	6%
Refined Glycerin
Tons sold	2,236	4,913	(54)%
Average Sales Price/Ton	$933	$940	(1)%
NRPO / Stearin
Tons Sold	-	8,227	(100)%
Average Sales Price/Ton	-	$980	(100)%
CPO
Tons Sold	-	2,000	(100)%
Average Sales Price/Ton	-	$958	(100)%

(1)	1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

The plant was originally designed to include four production units:  biodiesel, refined glycerin, oil refining and fractionation.  To date, the biodiesel, refined glycerin and oil refining units have been completed.  In order to complete the fractionation unit, the Company will need to purchase and install additional equipment at an additional cost of approximately $2 million.

During 2014 the Indian government completed their plan to eliminate subsidies for diesel and allowed the domestic price to float to the market price. Our biodiesel pricing is indexed to the price of petroleum diesel, and as such, the increase in the price of petroleum diesel is expected to favorably impact the profitability of our Indian operations.  During 2013, the Company began construction of a biodiesel distillation column allowing for the biodiesel produced at the Kakinada plant to be more readily adopted by customers in the European Union due to its higher purity levels, and began certification requirements necessary to meet the European Union International Sustainability and Carbon Certification (“ISCC”) standard.  The biodiesel distillation column and the ISCC certification were completed in January 2014, allowing for further access to European markets for our biodiesel products.

Competition

North America

In 2014, there were approximately 200 operating commercial corn ethanol production facilities in the U.S. with a combined production of approximately 14.033 BGY and operating capacity of 15.6 BGY, according to the Renewable Fuels Association (RFA).  The production of ethanol is a commodity-based business, and producers compete on the basis of price.  We sell ethanol into the Northern California market; however, since insufficient production capacity exists in California to supply the state’s total fuel demand (in excess of one billion gallons), we compete with ethanol transported into California from the Midwest.  Similarly, our co-products, principally WDG and corn oil, are sold into California markets and compete with distillers grains and corn oil transported into the California markets as well as alternative feed products including corn.

India

With respect to biodiesel sold as fuel, we compete primarily with the producers of petroleum diesel, which are the three state-controlled oil companies:  Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies:  Reliance Petroleum and Essar Oil, all of whom have significantly larger market shares than we do and control a significant share of the distribution network.  These competitors may also purchase our product for blending and further sales to their customers.  We compete primarily on the basis of price.  The price of biodiesel is indexed to the price of petroleum diesel, which, during 2014, was allowed to float to market pricing by the Indian government.  Prior to 2014, the Indian government subsidized state-controlled oil companies creating a disparity between the cost of oil on the open market and the price we could obtain from sales of biodiesel.  In 2014, the Indian government eliminated its subsidization of the State-controlled oil float. We believe the elimination of subsidies and the lifting of certain restrictions to the sale of bulk fuels will have a positive effect on our margins and will increase the business, operating results and financial condition of our India segment during 2015.  With respect to international markets, principally the European markets, we compete with biodiesel from Europe, Argentina, Indonesia and Malaysia, some of which subsidize their biodiesel industry using government payment and taxation programs to promote the sales of their products into these markets.

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

India

During 2014, three customers in paints and personal care products industries within India accounted for 80% of our refined glycerin sales and, three customers from India and one customer from Europe accounted for 80% of biodiesel sales.  During 2013, three customers in paints and personal care products industries within India accounted for 79% of our refined glycerin sales, two customers in edible oils and products industry within India accounted for 97% of our refined palm oil sales, one customer from European continent accounted for 69% of biodiesel sales. Three customers and two customers exceeded 10% of total sales during the year ended 2014 and 2013, respectively.

Pricing

North America

We sell 100% of the ethanol and WDG we produce to J.D. Heiskell.  Ethanol pricing is determined pursuant to a marketing agreement between the Company and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay area in California, as published by the Oil Price Information Service (OPIS), as well as the terms of quarterly contracts negotiated by Kinergy with local fuel blenders and available premiums for fuel with low Carbon Intensity (CI) as provided by California’s Low Carbon Fuel Standard (LCFS).  The price for WDG is determined monthly pursuant to a marketing agreement between the Company and A.L. Gilbert Co., and is generally determined in reference to the price of dry distillers grains (DDG), corn, and other protein feedstuffs.

India

In India, the price of biodiesel is based on the price of petroleum diesel, which floats with changes in the price determined by the international markets.  Biodiesel sold into Europe is based on the spot market price.  We sell our biodiesel primarily to resellers, distributors and refiners on an as-needed basis.  We have no long-term sales contracts.  Our biodiesel pricing is indexed to the price of petroleum diesel, and the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations.

Raw Materials and Suppliers

North America

We entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell in March 2011 which we amended in May 2013 (the “Heiskell Agreement”). Under the Heiskell Agreement, we agreed to procure yellow dent corn from J.D. Heiskell.  We have the ability to obtain corn from other sources subject to certain conditions, however, in 2014, all of our corn requirements were purchased from Heiskell.  Title to the corn and risk of loss pass to us when the corn is ground for production at our Keyes facility.  We also purchased grain sorghum from J.D. Heiskell during 2014.  The initial term of the Heiskell Agreement expired on December 31, 2013, but the agreement is automatically renewed for additional one-year terms. The current term is set to expire on December 31, 2015.

India

Surrounding our plant in Kakinada, India, a number of edible oil processing facilities produce NRPO as a byproduct.  In 2013, all of our biodiesel was produced from NRPO, which we obtained from sources surrounding the plant.  The receiving capabilities of the plant allow for import of feedstock using the local port at Kakinada.  During 2014 and 2013 we imported crude palm oil for further processing into refined palm oil and imported crude glycerin for further processing into refined glycerin.  In addition to feedstock, our plant requires quantities of methanol and chemical catalysts for use in the biodiesel production process.  These chemicals are also readily available and sourced from a number of suppliers surrounding the plant.  We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

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

In March 2011, we entered into a WDG Purchase and Sale Agreement with A.L. Gilbert Company, pursuant to which A.L. Gilbert agreed to market on an exclusive basis all of the WDG we produce.  The initial term of the Agreement expired on December 31, 2011 and is automatically renewed for additional one-year terms, currently to December 31, 2015.

In October 2010, we entered into an exclusive marketing agreement with Kinergy Marketing LLC to market and sell our ethanol.  The initial term of the Agreement expired on August 31, 2013, but the agreement is automatically renewed for additional one-year terms. The current term is set to expire on August 31, 2015.

India

We sell our biodiesel and crude glycerin (i) to end-users utilizing our own sales force and independent sales agents and (ii) to brokers who resell the product to end-users.  We pay a sales commission on sales arranged by independent sales agents.

Commodity Risk Management Practices

North America

The cost of corn and the price of ethanol are volatile and the correlation of these commodities form the basis for the profit margin at our Keyes Plant. We are, therefore, exposed to commodity price risk.  Our risk management strategy is to operate in the physical market by purchasing corn and selling ethanol on a daily basis at the then prevailing market price.  We monitor these prices daily to test for an overall positive variable contribution margin. We periodically explore methods of mitigating the volatility of our commodity prices and during the fourth quarter of 2014 entered into a contract that fixed our pricing on the transportation and corn basis components of price as a measure to limit the risk of a rapidly rising transportation cost component.  In second half of 2013, we purchased grain sorghum as a substitute for corn with generally positive economic results.  We intend to opportunistically purchase grain sorghum and use it to produce lower carbon advanced biofuel, when market conditions present favorable conditions.  Similarly, with the EPA certification received in August 2013, we intend to opportunistically purchase the combination of grain sorghum and biogas to generate Advanced Biofuel RIN credits, when market conditions present favorable margins.

India

The cost of NRPO and the price of biodiesel are volatile and are generally uncorrelated.  We therefore are exposed to ongoing and substantial commodity price risk.  Our risk management strategy is to produce biodiesel in India only when we believe we can generate positive gross margins and to idle the plant during periods of low or negative gross margins.  In 2013, we continued to develop markets and expand our customer base outside of the fuels market.  During 2014, we introduced animal oil and fats as a means of further diversifying our feedstock and improving margins.

In addition, to minimize our commodity risk, we modified the processes within our facility to utilize lower cost NRPO, which enables us to reduce our feedstock costs.  Our ability to mitigate the risk of falling biodiesel prices is more limited.  The price of our biodiesel is generally indexed to the price of petroleum diesel, which is set by the Indian government.  During January 2014 the Indian government fully lifted subsidies for diesel by increasing the sales price of diesel to the market price.

We have in the past, and may in the future, use forward purchase contracts and other hedging strategies; however, the extent to which we engage in these risk management strategies may vary substantially from time to time depending on market conditions and other factors.

Research and Development

Our R&D efforts consist of working to develop and commercialize our existing microbial technology, to evaluate third party technologies, and to expand the production of ethanol and other renewable bio-chemicals in the United States. The primary objective of this development activity is to optimize the production of ethanol using either our proprietary, patent-pending enzyme technology for large-scale commercial production or the evaluation of third party technologies which have promise for large-scale commercial adoption at one of our operating facilities.  Our innovations are protected by several issued or pending patents.  We are in the process of filing additional patents that will further strengthen the Company’s portfolio.  Some core intellectual property has been exclusively and indefinitely licensed from the University of Maryland.  R&D expense was $0.5 million in each of 2014 and 2013.

Patents and Trademarks

We have filed a number of trademark applications within the U.S.  We do not consider the success of our business, as a whole, to be dependent on these trademarks.  In addition, we hold nine patents and have applied for five additional patents in the United States.  We also hold related patents and have applied for patents in major foreign jurisdictions.  Our patents cover the Z-microbe and production of cellulosic ethanol.  We intend to develop, maintain and secure further intellectual property rights and pursue new patents to expand upon our current patent base.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes.  If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material contamination or any such third party claims.  Based on our current assessment of the environmental and regulatory risks, we have not accrued any amounts for environmental matters as of December 31, 2014.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

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

New laws or regulations relating to the production, disposal or emission of carbon dioxide and other greenhouse gases may require us to incur significant additional costs with respect to ethanol plants that we build or acquire.  For example, in 2007, Illinois and four other Midwestern states entered into the Midwestern Greenhouse Gas Reduction Accord, which directs participating states to develop a multi-sector cap-and-trade mechanism to help achieve reductions in greenhouse gases, including carbon dioxide.  We currently conduct our North American commercial activities exclusively in California, however, it is possible that other states in which we plan to conduct business could join this accord or require other carbon dioxide emissions reductions.  Climate change legislation is being considered in Washington, D.C. this year which may significantly impact the biofuels industry’s emissions regulations, as will the Renewable Fuel Standard, California’s Low Carbon Fuel Standard, and other potentially significant changes in existing transportation fuels regulations.

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

Employees

At December 31, 2014, we had a total of 131 full-time equivalent employees, comprised of 15 full-time equivalent employees in our corporate offices, 45 full-time equivalent employees at our plant in Keyes, California, two full-time equivalent employees in our Maryland research and development facility and 69 full-time equivalent employees in India.

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

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.aemetis.com. Our website address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Risks Related to our Overall Business

 We are currently profitable, but historically, we have incurred significant losses.  If we incur losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

We are currently reporting a profitable year during 2014, but incurred significant losses in the past.  Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities.  As of December 31, 2014, we had an accumulated deficit of approximately $87.1 million.  For our fiscal years ended December 31, 2014, 2013 and 2012, we reported a net income of $7.1 million, net loss of $24.4 million and net loss of $4.3 million, respectively, primarily comprised of interest and fees related to our senior debt.  Despite recent profitability and positive cash flow from operations, we may incur losses for an indeterminate period of time and may not achieve consistent profitability.  An extended period of losses or negative cash flow may prevent us from successfully operating and expanding our business.

We are dependent upon our working capital agreements with J.D. Heiskell and Secunderabad Oils Limited.

Our ability to operate our Keyes plant depends on maintaining our working capital agreement with J.D. Heiskell (Heiskell), and our ability to operate our biodiesel plant in India depends on maintaining our working capital agreement with Secunderabad Oils Limited.  The Heiskell agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that Heiskell may terminate the agreement by notice 90 days prior to the end of the initial term or any renewal term.  The current term extends through December 31, 2015.  In addition, the agreement may be terminated at any time upon a default, such as payment default, bankruptcy, acts of fraud or material breach under one of our related agreements with Heiskell.  The Secunderabad agreement may be terminated at any time by either party upon written notice.  If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn or sorghum supply, which we may be unable to do in a timely manner or at all.  If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

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

Our results from operations are primarily dependent on the spread between the feedstock and energy we purchase and the fuel, animal feed and other products we sell.

 The results of our ethanol production business in the U.S. are significantly affected by the spread between the cost of the corn and natural gas that we purchase and the price of the ethanol, distillers grains and corn oil that we sell.    Similarly, in India our biodiesel business is primarily dependent on the price difference between the costs of the feedstock we purchase (principally NRPO and crude glycerin) and the products we sell (principally distilled biodiesel and refined glycerin).  The markets for ethanol, biodiesel, distiller grains, corn oil and glycerin are highly volatile and subject to significant fluctuations.  Any decrease in the spread between prices of the commodities we buy and sell, whether as a result of an increase in feedstock prices or a reduction in ethanol or biodiesel prices, would adversely affect our financial performance and cash flow and may cause us to suspend production at either of our plants.

 The price of ethanol is volatile and subject to large fluctuations, and increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, either of which could adversely impact our results of operations, cash flows and financial condition.

 The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the demand for gasoline, which is in turn dependent upon the price of petroleum which is also highly volatile and difficult to forecast.  Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.  In addition, domestic ethanol production capacity increased significantly in the last decade.  Demand for ethanol may not increase commensurate with increases in supply, which could lead to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices.

Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably.

The price of ethanol tends to change in relation to the price of gasoline. Recently, as a result of a number of factors including the current world economy, the price of gasoline has decreased. In correlation to the decrease in the price of gasoline, the price of ethanol has also decreased. Decreases in the price of ethanol reduce our revenue. Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate profitably.

 We may be unable to execute our business plan.

 The value of our long-lived assets is based on our ability to execute our business plan and generate sufficient cash flow to justify the carrying value of our assets.  Should we fall short of our cash flow projections, we may be required to write down the value of these assets under accounting rules and further reduce the value of our assets.  We can make no assurances that future cash flows will develop and provide us with sufficient cash to maintain the value of these assets, thus avoiding future impairment to our asset carrying values.  As a result, we may need to write down the carrying value of our long-lived assets.

In addition, we intend to modify or adapt third party technologies at the Keyes ethanol plant and at the India biodiesel plant to accommodate alternative feedstocks and improve operations.  After we design and engineer a specific integrated upgrade to either or both plants to allow us to produce products other than their existing products, we may not receive permission from the regulatory agencies to install the process at one or both plants.  Additionally, even if we are able to install and begin operations of an integrated advanced fuels and/or bio-chemical plant, we cannot assure you that the technology will work and produce cost effective products because we have never designed, engineered nor built this technology into an existing bio-refinery.  Similarly, our plans to add a CO2 conversion unit at the Keyes plant may not be successful as a result of financing, issues in the design or construction process, or our ability to sell liquid CO2 at cost effective prices.  Any inability to execute our business plan may have a material adverse effect on our operations, financial position, and ability to pay dividends and continue as a going concern.

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

 On March 10, 2011, one of our subsidiaries, Universal Biofuels Pvt. Ltd. (“UBPL”), received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008.  The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crores (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of the default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate pursuant to the agreement. The State Bank of India has filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.9 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the registration of the sale deed of the property on which the UBPL facility is located.   If the Company is unable to prevail with in this legal case, DRT may pass a decree for recovery of the amount due, which may include seizing property. Interest continues to accrue at the default rate in the amount of approximately $66,000 per month during the continuance of default.  If the DRT were to issue an order to seize our India plant and we were unable to successfully stay the order, our operations and financial position would be adversely affected.

 We may be unable to repay or refinance our Third Eye Capital Notes upon maturity.

 Under our note facilities with Third Eye Capital Corporation, we owe approximately $57.6 million, excluding debt discounts, as of December 31, 2014.  Our indebtedness and interests payments under these note facilities are currently substantial and may adversely affect our cash flow, cash position and stock price.  These notes are currently due in July 2015 although the maturity can be extended to January 2016 upon payment of certain fees.  We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes.  We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the maturities of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operations. Additionally, if we are unable to amend our current note purchase agreement with Third Eye Capital, our ability to pay dividends could be restrained.

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

 We may not receive the funds we expect under our EB-5 program

The EB-5 program allows for the issuance of up to 72 subordinated convertible promissory notes, each in the amount of $0.5 million due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million. Deposits held in escrow pending investor approval by the U.S. Citizenship and Immigration Services were $22.0 million at December 31, 2014. While $22 million of EB-5 program funds have been received into escrow as of December 31, 2014, the release of those funds to us is subject to the approval of the USCIS, which could take a year or more to obtain.  Additionally, the USCIS could deny approval of the loans, and then we would not receive some or all of the subscribed funds.  If the USCIS takes longer to approve the release of funds in escrow, or does not approve the loans at all, it would have a material adverse effect on our cash flows available for operations, and thus could have a material adverse effect on our results of operations.

 We face competition for our bio-chemical and transportation fuels products from providers of petroleum-based products and from other companies seeking to provide alternatives to these products, many of whom have greater resources and experience than we do, and if we cannot compete effectively against these companies we may not be successful.

Our renewable products compete with both the traditional, largely petroleum-based bio-chemical and fuels products that are currently being used in our target markets and with the alternatives to these existing products that established enterprises and new companies are seeking to produce.  The oil companies, large chemical companies and well-established agricultural products companies with whom we compete are much larger than we are, and have, in many cases, well developed distribution systems and networks for their products.

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

 In November 2013, the EPA initially proposed a waiver to the RFS by reducing the RFS for 2014 from the previous requirement of 18.15 billion gallons to a revised level of 15.21 billion gallons.  The EPA proposal represents a reduction of approximately 16% from the original RFS fuel volume for 2014. The EPA subsequently indicated that they would release the requirements in late fall, and then again pushed the final rule release date to early 2015. As of the date of this report, the EPA has yet to release the final determination on the revised 2014 RFS requirements.

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

 Our success depends on our continued ability to attract, retain and motivate highly qualified management, manufacturing and scientific personnel, in particular our Chairman and Chief Executive Officer, Eric McAfee.  We do not maintain any key man insurance. Competition for qualified personnel in the renewable fuel and bio-chemicals manufacturing fields is intense.  Our future success will depend on, among other factors, our ability to retain our current key personnel and attract and retain qualified future key personnel, particularly executive management.  Failure to attract or retain key personnel could have a material adverse effect on our business and results of operations.

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

 Although we have policies and procedures designed to promote compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in other jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer from criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows.

A substantial portion of our assets and operations are located in India, and we are subject to regulatory, economic and political uncertainties in India.

Certain of our principal operating subsidiaries are incorporated in India, and a substantial portion of our assets are located in India. We intend to continue to develop and expand our facilities in India.  The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has traditionally maintained an artificially low price for certain commodities, including diesel fuel, through subsidies, but has recently begun to reduce such subsidies, which benefits us.  We cannot assure you that liberalization policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.  Our financial performance may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future.

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

 Eric McAfee, our Chairman and Chief Executive Officer, has outside business interests which include his ownership of McAfee Capital.  In addition, Mr. McAfee’s employment agreement requires his devotion of reasonable business efforts and time to the Company.  Furthermore, Mr. McAfee is prohibited from engaging in any competitive employment, occupational or consulting services.  Although Mr. McAfee’s employment agreement requires that he devote reasonable business efforts to our company, this agreement also permits him to devote time to his outside business interests consistent with past practice.  As a result, these outside business interests could interfere with Mr. McAfee’s ability to devote time to our business and affairs.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOL”) carried over from prior taxable years. As of December 31, 2014, we have U.S. federal NOL carryforwards of approximately $117 million. Such U.S. federal NOL carryforwards expire on various dates between 2027 and 2032. We also have state NOL carryforwards as of December 31, 2014 of approximately $114 million, which expire on various dates between 2027 and 2032.

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

 Our debt facilities contain covenants restricting our ability, among others, to:

●	incur additional debt;
●	make certain capital expenditures;
●	incur or permit liens to exist;
●	enter into transactions with affiliates;
●	guarantee the debt of other entities, including joint ventures;
●	pay dividends;
●	merge or consolidate or otherwise combine with another company; and
●	transfer, sell or lease our assets.

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

Our Keyes and India plants are highly automated and rely extensively on the availability of our network infrastructure and our internal technology systems. The failure of our systems due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyberattack or war, could adversely impact our business, financial results and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event, however there can be no assurance that these plans and systems would enable us to return to normal business operations.

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

Risks related to ownership of our stock

Future sales and issuances of rights to purchase common stock by us, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We may issue equity or convertible securities in the future.  To the extent we do so, our stockholders may experience substantial dilution.  We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time.  If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales and new investors could gain rights superior to our existing stockholders.

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

Demand for ethanol could be adversely affected by a slow down in overall demand for oxygenote and gasoline additive products. The levels of our ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or an annual basis.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, Laird Q. Cagan, a former board member, in the aggregate, beneficially own 29% of our common stock outstanding.  In addition, the other members of our Board of Directors and management, in the aggregate, excluding Eric McAfee, beneficially own approximately 4.6% of our common stock.  Our lender, Third Eye Capital, acting as principal and an agent, beneficially owns 16.8% of our common stock.  As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions.  See “Security Ownership of Certain Beneficial Owners and Management.”  The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, and could deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

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

Our Series B convertible preferred stock is convertible into our common stock.  As of December 31, 2014, there were 1.7 million shares of our Series B convertible Preferred Stock outstanding, convertible into shares of our common stock on 10 to 1 ratio.  Certain of our financing arrangements, such as our Subordinated Notes, our line of credit with Laird Cagan, our arrangements with Third Eye Capital and as part of working capital arrangements with JD Heiskell are convertible into, or contain the right to purchase shares of our common stock at fixed prices.  As of December 31, 2014, there were outstanding warrants to purchase 42 thousand shares of our common stock.  Additionally, there are outstanding warrants and options to acquire our common stock issued to employees, directors and others.  As of December 31, 2014, there were outstanding warrants and options to purchase 1.4 million shares of our common stock.

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

Item 2. Properties

North America

Corporate Office.  Our corporate headquarters are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA. The Cupertino facility office space consists of 9,238 rentable square feet.  Our lease was set to expire on May 31, 2015; however, we extended the lease in February 2015 for an additional five years ending on May 31, 2020.  From July 2009 through July 2012, we sublet office space consisting of 3,104 rentable square feet to Solargen, Inc., then from June 1, 2013 through present, we sublet office space consisting of 3,104 rentable square feet to Splunk Inc., at a monthly rent rate equal to the rent charged to us by our landlord.

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

We productively utilize the majority of the space in these facilities.

India

Biodiesel Plant in Kakinada, India.  Our Indian plant is situated on approximately 32,000 square meters of land in Kakinada, India.  The property is located 7.5 kilometers from the local seaport with connectivity through a third-party pipeline to the port jetty.  The pipeline facilitates the importing of raw materials and exporting finished product.  Our tangible and intangible assets, including the Kakinada plant, are subject to liens as further described in Note 5 Notes Payable, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

India Administrative Office.  Our principal administrative, sales and marketing facilities are located in approximately 1,000 square feet of office space in Hyderabad, India which we lease on a month to month rental arrangement.

We productively utilize the majority of the space in these facilities.

Item 3. Legal Proceedings

On March 10, 2011, one of our subsidiaries, Universal Biofuels Pvt. Ltd. (“UBPL”), received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period.  In addition, since the bank demanded payment of the balance, we have classified the entire loan amount as current. On March 12, 2011, the State Bank of India has filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.0 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC. UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate. The State Bank of India has additionally required the personal guarantee of our Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan. Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort. In January 2014, the Company made payment of $162 thousand (1 crore rupees) against principal on the facility which was accepted by the State Bank of India. UBPL filed for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility.  In May 2014, the Company obtained an interim stay subject to payments of 1 crore rupees (approximately $0.2 million) by each of May 15, 2014 and June 15, 2014. In the event that the Company is unable to prevail in the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing company property for recovery of amounts due.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District for the Eastern District of California – Fresno Division against the Company and its subsidiary, AAFK. The case was transferred to the Southern District of Indiana and joined as tag-along defendants to a pending Multidistrict Litigation with over a dozen original defendants. The complaint alleges infringement of patent rights assigned to Greenshift that pertain to certain corn oil extraction processes that the Company employs and seeks royalties, damages, treble damages, and attorney’s fees, along with injunctions precluding the Company from infringing its patent rights. The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC, formerly called Solution Recovery Services LLC (“SRS”). The process provider has no obligations to indemnify us. On September 12, 2013, the Company, along with its subsidiary, filed its answer and counterclaims. In response to a motion for summary judgment filed by the original defendants, on October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid. Further, in a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for Company, along with its subsidiary, finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. Regardless of when it may be appealed, we believe that the likelihood of Greenshift succeeding on appeal of the invalidity determination is small since the Court’s findings included summary judgments on several grounds for each allegedly infringed patent. If Greenshift successfully appeals the District Court’s findings of invalidity, damages may be $1 million or more.

The only remaining claim alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is anticipated but has not yet been scheduled. If the Defendants, including Company and its subsidiary, succeed in proving inequitable conduct, the patents at issue will be invalidated such that no damages will be awarded to GS Cleantech for infringement and the Court will be asked to determine whether GS Cleantech’s behavior makes this an “exceptional case”. A finding that this is an exceptional case would allow the Court to award to Company and its subsidiary the attorneys’ fees each has expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling.

On August 21, 2012, UBS Securities LLC (“UBS”) filed a complaint in the United States District Court for the Southern District of New York against the Company for damages based on a breach of contract theory in connection with the Cilion acquisition transaction (“UBS Federal Action”). UBS filed a motion for, and the District Court approved, a judgment against the Company in the liquidated amount of $2.3 million. UBS filed post-judgment discovery requests and pursued the enforcement of the judgment. Subsequently, on March 13, 2014, UBS also filed a complaint against one of our subsidiaries, Aemetis Advanced Fuels Keyes, Inc. in the state court in the State of New York, alleging breach of the same contract involved in the UBS Federal Action. The Company and AAFK entered into a settlement agreement with UBS in September 2014 and complied with the agreement by December 31, 2014.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Aemetis’ common stock is traded on the NASDAQ Stock Market under the symbol “AMTX.”  Prior to trading on NASDAQ, between November 15, 2011 and June 5, 2014 our common stock was traded on the OTC Bulletin Board under the symbol “AMTX.”  Between November 15, 2011 and December 7, 2007, our common stock traded on the OTC Bulletin Board under the symbol “AEBF.”  Prior to December 7, 2007, our common stock traded on the OTC Bulletin Board under the symbol “MWII.”

The following table sets forth the high and low sale prices of the Company’s common stock for the quarterly reporting periods indicated, as adjusted for the 1 for 10 stock split, which became effective after the close of trading on May 15, 2014:

Quarter Ending	High	Low
2014
December 31	$8.99	$3.99
September 30	$13.29	$6.05
June 30	$11.20	$4.30
March 31	$7.30	$1.80
2013
December 31	$3.20	$1.50
September 30	$4.50	$3.00
June 30	$5.90	$2.50
March 31	$8.30	$4.30
2012
December 31	$7.30	$3.50
September 30	$8.20	$3.70
June 30	$8.50	$3.70
March 31	$10.00	$5.30

Shareholders of Record

According to the records of Aemetis’ transfer agent, Aemetis had 420 stockholders of record as of March 5, 2015.  This figure does not include "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Aemetis has never declared or paid any cash dividends on its common stock.  Aemetis currently expects to retain any future earnings for use in the operation and expansion of its business and to reduce its outstanding debt and does not anticipate paying any cash dividends in the foreseeable future.  Information with respect to restrictions on paying dividends is set forth in Note 5 Notes Payable of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Securities Authorized For Issuance under Equity Compensation Plans

The Company’s shareholders approved the Company’s Amended and Restated 2007 Stock Plan (“2007 Stock Plan”) at the Company’s 2010 Annual Shareholders Meeting.   On July 1, 2011, the Company acquired the Zymetis 2006 Stock Plan (“2006 Stock Plan”) pursuant to the acquisition of Zymetis, Inc. and gave Zymetis option holders the right to convert shares into Aemetis common stock at the same terms as the 2006 Plan.  Additional information regarding the 2007 Stock Plan, 2006 Stock Plan and other compensatory warrants may be found under the caption “Securities Authorized for Issuance under Equity Compensation Plans,” in the Proxy Statement, which is hereby incorporated by reference.

Sales of Unregistered Equity Securities

On October 3, 2014, we issued 1,033 shares of our common stock to a warrant holder pursuant to a warrants exercise at a price of $0.1 per share and issued 1,360 shares of our common stock to a warrant holder pursuant to a warrants exercise at a price of $5.00 per share.

On November 13, 2014, we issued 20 thousand shares of our common stock as a result of a Series B investor exercising their right to convert each share of Series B Preferred to 0.10 of a share of common stock at a $0.001 par value cost per share.

On November 24, 2014, we issued 16,667 shares of our common stock as a result of a Series B investor exercising their right to convert each share of Series B Preferred to 0.10 of a share of common stock at a $0.001 par value cost per share.

Each of these issuances was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Performance Graph

The graph below compares the cumulative five-year total return to shareholders of our common stock (AMTX) alongside the cumulative total return of the NASDAQ Composite Index (IXIC) and NASDAQ Clean Edge Green Energy Index (CELS).

The total cumulative return assumes dividends were reinvested at each year-end and is based on an original $100 investment at the respective closing prices on December 31, 2009.  Note that historic stock price performance is not necessarily indicative of future stock price performance.

Year Ended December 31	2009	2010	2011	2012	2013	2014
Aemetis, Inc.	$100	$79	$368	$368	$168	$305
NASDAQ Composite Index	$100	$117	$115	$133	$184	$209
NASDAQ Clean Edge Green Energy Index	$100	$102	$60	$59	$112	$108

Item 6.  Selected Financial Data

The following selected financial data are derived from the Company’s consolidated financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Year Ended December 31 (In thousands, except per share data)	2014	2013	2012	2011	2010
Net operating revenues	$207,683	$177,514	$189,048	$141,858	$8,132
Income/(loss) from continuing operations	7,133	(24,437)	(4,282)	(18,296)	(8,564)
Basic income/(loss) from continuing operations (per share)	0.35	(1.28)	(0.28)	(1.77)	(0.98)
Diluted income/(loss) from continuing operations (per share)	0.34	(1.28)	(0.28)	(1.77)	(0.98)

Total assets	89,176	97,142	96,872	27,218	21,594
Long-term obligations	64,832	73,792	35,522	19,993	12,744
Redeemable preferred stock	2,641	2,540	2,438	2,320	2,222

In July 2012 we acquired 100 percent ownership interest, through merger with Cilion, Inc., in the Keyes, California 55 million gallon per year name-plate capacity dry mill ethanol production facility, which produces corn ethanol, wet distillers grains (WDG), condensed distillers solubles (CDS) and corn oil. The aggregate purchase price for Cilion, Inc. included (a) $16.5 million of cash; (b) 20 million shares of Aemetis common stock; and, (c) the right to receive an additional cash amount of $5 million plus interest at the rate of 3% per annum, payable upon the satisfaction by the Company of certain conditions.

In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks. Goodwill and intangible assets increased as a result of our acquisition of Zymetis, Inc.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2014, 2013 and 2012.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under “Part I, Item 1A.  Risk Factors,” and in other reports we file with the SEC.  All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.  We own and operate a  plant in Keyes, California where we manufacture and produce ethanol, wet distillers’ grain (WDG), condensed distillers solubles (CDS) and corn oil and manufacturing and refining facility in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil.  In September 2013, we received approval by the US Environmental Protection Agency to produce ethanol using grain sorghum and biogas as well as approval for the Keyes plant to use existing combined heat and power systems to generate higher value Advanced Biofuel Renewable Identification Numbers (RIN’s).  In addition, we are continuing to research the viability of commercializing our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

North America

In the second quarter of 2012, we acquired the Keyes, CA ethanol plant which we had previously been operating since April 2011 pursuant to a 5-year lease agreement with Cilion, Inc.  The Keyes plant is a dry mill ethanol production facility currently utilizing corn and grain sorghum as feedstocks.

We produce four products at the Keyes plant:  denatured ethanol, WDG, corn oil and CDS.  In 2014, we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell.  Corn oil was sold to J.D. Heiskell and other local animal feedlots (primarily poultry). Small amounts of CDS were sold to various local third parties. Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with local fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between the Company and A.L. Gilbert Co., and is generally determined in reference to the price of dry distillers grains (DDG) and corn. North American revenue is dependent on the price of ethanol and wet distiller’s grains.  Ethanol pricing is influenced by national inventory levels, corn prices and gasoline prices. Distiller’s grains is influenced by the price of corn, the supply of dry distiller’s grains, and demand from the local dairy and feed markets.  Our revenue is further influenced by our decision to operate the plant at any capacity level, maintenance requirements, and the influences of the underlying biological processes.  During 2014, the most significant factor impacting revenue has been the price received for ethanol.

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

India

During the twelve months ended December 31, 2014, 2013 and 2012, we operated our biodiesel plant in India.  However,  our India operations were constrained by funds available from our working capital partner and by diesel price subsidies from the India government.  During 2014, the India government eliminated subsidies for diesel and increased the sales price of diesel to the market prices. Our biodiesel pricing is indexed to the price of petroleum diesel, and as such, the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations.

We continue to diversify our feedstock, our product lines and our customer base.  In early 2012, we completed the construction of glycerin and oil refining units, which enable us to produce and sell refined glycerin and refined palm oil.  During 2013, we further increased sales with expanded orders from international customers. In addition, we commissioned biodiesel distillation capacity for the biodiesel plant in February 2014 and this allows the India plant to produce quality biodiesel which meets or exceeds international standards.  During 2014, we further diversified our feedstock with the introduction of animal oils and fats, which we used for the production of biodiesel to be sold into the European markets.

In addition, we have begun to develop a base of industrial customers who use fatty acid methyl ester (biodiesel) as a specialty chemical for commercial manufacturing.

North America Segment

Revenue

Substantially all of our North America revenues during the years ended December 31, 2014, 2013, and 2012 were from sales of ethanol and WDG.  During the twelve months ended December 31, 2014, 2013, 2012, we produced and sold 60.2 million gallons, 42.4 million gallons, and 53.0 million gallons of ethanol and 408 thousand tons, 301 thousand tons, and 380 thousand tons of WDG, respectively.

Cost of Goods Sold

Substantially all of our feedstock is procured by J.D. Heiskell.  Our cost of feedstock includes rail, truck, or ship transportation, local basis costs and a handling fee paid to J.D. Heiskell.  Cost of goods sold also includes chemicals, plant overhead and out bound transportation.  Plant overhead includes direct and indirect costs associated with the operation of the ethanol plant, including the cost of electricity and natural gas, maintenance, insurance, direct labor, depreciation and freight.  Transportation includes the costs of in-bound delivery of corn by rail, inbound delivery of grain sorghum by ship, rail, and truck, and out-bound shipments of ethanol and WDG by truck.  In 2014, transportation cost for ethanol and WDG was approximately $0.09 per gallon.

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

In October 2010, we entered into an exclusive marketing agreement with Kinergy Marketing LLC to market and sell our ethanol and an agreement with A.L. Gilbert to market and sell our WDG.  The agreements expire on August 31, 2015 and December 31, 2015, respectively, and are automatically renewed for additional one-year terms.  Pursuant to these agreements, our marketing costs for ethanol and WDG are less than 2% of sales.

Research and Development Expenses (R&D)

In 2014, 2013, and 2012, substantially all of our R&D expenses were related to our research and development activities in Maryland.

India Segment

Revenue

Substantially all of our India segment revenues during the years ended December 31, 2014, 2013 and 2012 were from sales of biodiesel, refined palm oil, and refined glycerin.  During the twelve months ended December 31, 2014, we sold 9 thousand metric tons of biodiesel and 2.2 thousand metric tons of refined glycerin. During the twelve months ended December 31, 2013, we sold 19.3 thousand metric tons of biodiesel, 4.9 thousand metric tons of refined glycerin and 3.7 thousand metric tons of refined palm oil. We sold 4.1 thousand metric tons of biodiesel, 2.3 thousand metric tons of refined glycerin, and 7 thousand metric tons of refined palm oil during the twelve months ended December 31, 2012.

During 2014, we completed upgrades to the plant for the distillation of biodiesel and testing of waste fats and oils for the production of distilled biodiesel for sales into international markets. During 2013, we sold 4 thousand metric tons of processed natural refined palm oil (NRPO) to customers.  During 2012, we commissioned our pre-treatment unit, began producing and sold 7 thousand  metric tons of processed NRPO to customers.  During the portion of the 2013, we were able to refine crude palm oil into NRPO at a more attractive margin than converting stearin into biodiesel.

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

We purchase NRPO, a non-edible feedstock, for our biodiesel unit from neighboring natural oil processing plants at a discount to refined palm oil.  In addition, we purchase waste fats and oils from other processing plants in India. Raw material is received by truck and title passes when the goods are received at our facility.  Credit terms vary by vendor; however, we generally receive 15 days of credit on the purchases. We purchase crude glycerin in the international market on letters of credit or advance payment terms.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Fiscal Year Ended December 31 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$195,416	$144,698	$50,718	35.1%
India	12,267	32,816	(20,549)	-62.6%
Total	$207,683	$177,514	$30,169	17.0%

North America.  The increase in revenues in North America segment for the year ended December 31, 2014 reflects the full year operation of the Keyes, CA plant compared to the operation of the Keyes, CA plant for only 9 months in 2013. The full year of operation of our plant increased gallons sold in ethanol and WDG by 42% and 36%, respectively, while the average price decreased by 3% and 9%, respectively to $2.54 per gallon and $91.81 per ton. For the year ended December 31, 2014, we generated approximately 78% of revenues from sales of ethanol, and 19% of revenues from sales of WDG and 3% of revenues from corn oil and syrup sales compared to 77% of revenues from sales of ethanol, and 21% of revenues from sales of WDG and 2% of revenues from corn oil and syrup sales for the year ended December 31, 2013.  For the year ended December 31, 2014, plant operations averaged 109% of nameplate capacity compared to 103% for the nine months of operations in 2013.

India.  The decrease in revenues in the India segment for the year ended December 31, 2014 reflects (i) commission of distilled-biodiesel unit which commenced using the waste fats and oils instead of NRPO, reduced the production and sales while the distilled biodiesel unit was being commissioned; and only one international sale during the year ended December 31, 2014 compared to several international sales in the year ended December 31, 2013. We sold 9 thousand metric tons of biodiesel and 2.2 thousand metric tons of refined glycerin in 2014, respectively, which were decreased of 53% and 54%, respectively, compared to 2013 while the average price per metric ton of biodiesel and refined glycerin increased by 8% to $985 per metric ton and 1% to $933 per metric ton respectively in 2014 compared to 2013. In addition, we processed 7 thousand tons of NRPO for a customer and recognized fees and by-product of $1.3 million for the year ended December 31, 2014. During the year ended December 31, 2013, we sold 8.2 thousand metric tons of RPO/Stearin and 2 thousand metric tons of CPO which made up of 1% of our total India revenue in 2013. For the year ended December 31, 2014, we generated approximately 55% of revenue from sales of biodiesel (methyl ester), 14% of revenue from sales of glycerin and 31% of revenue from sales of NRPO and crude palm oil, compared to 55% of revenue from sales of biodiesel (methyl ester), 14% of revenue from sales of glycerin and 31% of revenue from sales of NRPO and crude palm oil for the year ended December 31, 2013.

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$158,719	$130,498	$28,221	21.6%
India	11,820	28,722	(16,902)	-58.8%
Total	$170,539	$159,220	$11,319	7.1%

North America.  We ground 21.4 million bushels of corn during the year ended December 31, 2014 compared to 15.0 million bushels of corn during the year ended December 31, 2013.  Our cost of feedstock on a per bushel basis decreased by 20% for the year ended December 31, 2014 as compared to 2013.  The increase in costs of goods sold from 2013 to 2014 reflects the 35% increase in revenues over full twelve months of operations during the year ended December 31, 2014 compared to idling of the Keyes, CA plant from January 15, 2013 through April 22, 2013 during the year ended December 31, 2013.

India.  The decrease in cost of goods sold reflects the decrease in sales of biodiesel and refined glycerin in 2014. The cost of NRPO decreased on an average of 10% per ton basis in 2014 compared to 2013. We processed 9 thousand metric tons of NRPO and waste oils and fats, and 3.4 thousand metric tons of crude glycerin during the year ended December 31, 2014 to produce 9.6 thousand metric tons of biodiesel and 4.7 thousand metric tons of refined glycerin compared to the processing of 4 thousand metric tons of refined palm oil (RPO) and 3.9 thousand metric tons of crude glycerin during the year ended December 31, 2013 to produce 19.8 metric tons of biodiesel and 5.0 thousand metric tons of refined glycerin during the 2013.

Gross Profit

Fiscal Year Ended December 31 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$36,697	$14,200	$22,497	158.4%
India	447	4,094	(3,647)	-89.1%
Total	$37,144	$18,294	$18,850	103.0%

North America.  Gross profit increased by 158.4% in the year ended December 31, 2014 compared to the year ended December 31, 2013 due to corn prices falling faster than ethanol prices. Corn prices decreased by 20% while ethanol prices decreased by 3% during the year ended December 31, 2014 compared to the year ended December 31, 2013.

India.  The decrease of 89% in gross profit was attributable to the decrease of 63% in overall revenues in the year ended December 31, 2014 compared to the year ended December 31, 2013.  We had only one international shipment of distilled biodiesel as well as domestic sales of biodiesel and refined glycerin in the year ended December 31, 2014 compared to one large domestic sale of biodiesel and sales of refined glycerin, and crude and refined palm oil sales in the year ended December 31, 2013.

Operating Expenses

R&D

Fiscal Year Ended December 31 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$459	$539	$(80)	-14.8%
India	-	-	-	-
Total	$459	$539	$(80)	-14.8%

The decrease in R&D expenses in our North America segment for the year ended December 31, 2014 compared to the year ended December 31, 2013 is due to a decrease in depreciation and amortization of $169 thousand and a decrease in taxes, utilities, and other of $23 thousand offset by an increase of professional fees and lab equipment of $44 thousand and an increase in salaries of $68 thousand.

SG&A

Fiscal Year Ended December 31 (in thousands)

	2014	2013	Inc/(dec)	% change

North America	$11,619	$12,428	$(809)	-6.5%
India	976	2,847	(1,871)	-65.7%
Total	$12,595	$15,275	$(2,680)	-17.5%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the year ended December 31, 2014 decreased to 6% as compared to 9% in the corresponding period of 2013. The decrease in SG&A in the year ended December 31, 2014 was primarily attributable to: (i) reclassification of fixed costs from cost of goods sold to SG&A in early 2013 related to idling of the plant of approximately $2.5 million, (ii) decrease in 2014 stock compensation expense of approximately $0.5 million, and $0.1 million decrease in other expenses, offset by (iii) increase in marketing fees of $0.8 million, and (iv) increases of $0.9 million in consultant and financial advisory fees, $0.3 million in legal fees, and $0.3 million in engineering services during year ended December 31, 2014.

India.  SG&A expenses as a percentage of revenue in the year ended December 31, 2014 decreased slightly to 8% as compared to 9% in the year ended December 31, 2013.Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited based on the working capital provided.  These fees are computed as a percentage of operating profits.  During the 2014, the working capital support decreased by 32% hence decreasing the overall SG&A expenses.  In addition, the 63% decrease in revenues resulted in decreased marketing, travel, and other miscellaneous expense of $1.1 million.

Other Income/Expense

Fiscal Year Ended December 31 (in thousands)

	2014	2013	Inc/(dec)	% change
North America
Interest expense	$9,018	$10,684	$(1,666)	-15.6%
Amortization expense	6,038	12,467	(6,429)	-51.6%
Loss on debt extinguishment	1,346	3,709	(2,363)	-63.7%
Other (income) expense	(471)	(980)	509	-51.9%

India
Interest expense	1,034	1,124	(90)	-8.0%
Other (income) expense	(14)	(93)	79	-84.9%
Total	$16,951	$26,911	$(9,960)	-37.0%

Other Income/Expense.  Other (income) expense consisted primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd. (UBPL), International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies and AE Advanced Fuels and interest accrued on the judgments obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. In addition, the other (income) expense consists of scrap sales from UBPL and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was lower in the year ended December 31, 2014 due to $23.9 million in principal and $6.6 million in interest payments on our senior notes and sub debt. The decrease in amortization expense is due to debt issuance costs present during the prior period becoming fully amortized in the year  2014. The debt extinguishment costs were higher in 2013 as there were multiple sub debt notes that were amended in the 2013 period causing a larger loss on extinguishment, while only three sub debt notes were refinanced during the year ended December 31, 2014. The decrease in other income was due to gain on sales of assets during the year ended December 31, 2013 compared to a loss on sale of assets offset by gain on settlement of liabilities in the year ended December 31, 2014.

India.  Interest expense decreased slightly as a result of principal and interest payments of $0.5 million and $0.8 million for the SBI term loan and working capital loan respectively during the year ended December 31, 2014. The decrease in other income was caused primarily by a decrease in foreign exchange gains as there were multiple international shipments in the year ended December 31, 2013, but only one international shipment in the year ended December 31, 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Fiscal Year Ended December 31 (in thousands)

	2013	2012	Inc/(dec)	% change

North America	$144,698	$175,501	$(30,803)	-17.6%
India	32,816	13,547	19,269	142.2%
Total	$177,514	$189,048	$(11,534)	-6.1%

North America.  The decrease in revenues in the North America segment for the year ended December 31, 2013 reflects the operation of the Keyes, CA plant for only 9 months in 2013 compared to full year of operation in 2012. The shorter operation cycle in 2013 reduced our gallons sold in ethanol and WDG by 20% and 2% respectively, while the average price of  ethanol increased by 5% to $2.63 per gallon and of WDG decreased by 3% to $100.47 per ton. For the year ended December 31, 2013, we generated approximately 77% of revenues from sales of ethanol, 21% of revenues from sales of WDG and 2% of revenues from corn oil and syrup sales compared to 76% of revenues from sales of ethanol and 22% of revenues from sales of WDG for the year ended December 31, 2012.  For the year ended December 31, 2013, plant operations averaged 103% of nameplate capacity for nine months of operations compared to 96% for the twelve months of operations in 2012 due to a decision by management to slow down production during the last quarter of 2012 in response to unfavorable market conditions.

India.  The increase in revenues in the India segment for the year ended December 31, 2013 reflects (i) an increase in the amount of biodiesel produced and sold as a result of consistent sales into the domestic market and several sales to one international customer during the year ended December 31, 2013 compared to no international sales during the year ended December 31, 2012, (ii) continuing stronger sales of the refined glycerin unit (iii) a decrease in sales of natural refined palm oil (NRPO) and an increase in sales of  crude palm oil.  We sold 19.4 thousand metric tons of biodiesel, and 4.9 thousand metric tons of refined glycerin in 2013, which were increases of 369% and 115%, respectively, compared to 2012; while the prices of biodiesel and refined glycerin decreased by 26% to $913 per metric ton and 4% to $939 per metric ton respectively in 2013 compared to 2012. In addition, we sold 8.2 thousand metric tons of RPO/Stearin in 2013 compared to 6.5 thousand metric tons in 2012 while average price decreased by 140% from 2012 to 2013. Also, we sold 2 thousand metric tons of CPO in 2013 which made up of 1% of our total India revenue in 2013. For the year ended December 31, 2013, we generated approximately 55% of revenue from sales of biodiesel (methyl ester), 14% of revenue from sales of glycerin and 31% of revenue from sales of NRPO and crude palm oil, compared to 31% of revenue from sales of biodiesel, 16% of revenue from sales of glycerin and 53% of revenue from sales of NRPO for the year ended December 31, 2012.

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)

	2013	2012	Inc/(dec)	% change

North America	$130,498	$183,784	$(53,286)	-29.0%
India	28,722	14,191	14,531	102.4%
Total	$159,220	$197,975	$(38,755)	-19.6%

North America.  We ground 15.0 million bushels of corn and grain sorghum during the year ended December 31, 2013 compared to 18.6 million bushels of corn during the twelve months ended December 31, 2012.  Our cost of feedstock on a per ton basis decreased by 14% for the twelve months ended December 31, 2013 as compared to 2012.  The decrease in costs of goods sold between the twelve months ended December 31, 2013 and 2012 reflects the idling of the Keyes, CA plant from January 15, 2013 through April 22, 2013 compared to twelve months of operations during the year ended December 31, 2012 as well as decreased feedstock costs.

India.  The increase in cost of goods sold reflects the increase in sales of biodiesel and refined glycerin revenue in 2013. In addition, the average cost of NRPO increased  21% per ton in 2013 compared to 2012. Even though, the cost of goods sold increased, gross margins were positive in 2013 due to higher volume sales in biodiesel and refined glycerin compared to 2012 which had negative gross margins due to higher raw material costs and lower finished goods prices in 2012.  We processed 4 thousand metric tons of refined palm oil (RPO) and 3.9 thousand metric tons of crude glycerin during the twelve months ended December 31, 2013 to produce 19.8 thousand metric tons of biodiesel and 5.0 thousand metric tons of refined glycerin compared to the processing of 4.7 thousand metric tons of refined palm oil and 1.3 thousand metric tons of crude glycerin to produce 4.0 thousand metric tons of biodiesel and 2.3 thousand metric tons of refined glycerin during the 2012.

Gross Profit (Loss)

Fiscal Year Ended December 31 (in thousands)

	2013	2012	Inc/(dec)	% change

North America	$14,200	$(8,283)	$22,483	-271.4%
India	4,094	(644)	4,738	-735.6%
Total	$18,294	$(8,927)	$27,221	-304.9%

North America.  Gross profit increased by 271.4% in the year ended December 31, 2013 compared to the year ended December 31, 2012 due to decreases in corn prices by 14%.

India.  The increase in gross profit was attributable to the increase in overall revenues and volume in the year ended December 31, 2013 compared to the year ended December 31, 2012.

Operating Expenses

R&D

Fiscal Year Ended December 31 (in thousands)

	2013	2012	Inc/(dec)	% change

North America	$539	$620	$(81)	-13.1%
India	-	-	-	-
Total	$539	$620	$(81)	-13.1%

The decrease in R&D expense in our North America segment in 2013 primarily came from lower legal costs compared to 2012 offset by the increase in amortization expense in 2013.  Legal costs in 2012 related principally to the acquisition of Zymetis in 2012.

SG&A

Fiscal Year Ended December 31 (in thousands)

	2013	2012	Inc/(dec)	% change

North America	$12,428	$10,922	$1,506	13.8%
India	2,847	691	2,156	312.0%
Total	$15,275	$11,613	$3,662	31.5%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the year ended December 31, 2013 increased to 9% as compared to 6% in the corresponding period of 2012. The increase in SG&A in the year ended December 31, 2013 was primarily attributable to: (i) reclassification of fixed costs from cost of goods sold to SG&A in early 2013 related to idling of the plant of approximately $2.5 million, (ii) stock compensation expense of approximately $0.7 million, (iii) $0.2 million in payroll expense, and (iv) $0.2 million in other miscellaneous expense.  These increases for the year ended December 31, 2013 compared with 2012 were offset by decreases in (i) financial advisory service fees of $1.9 million and (ii) marketing fees of $0.3 million.

India.  SG&A expenses as a percentage of revenue in the year ended December 31, 2013 increased to 9% as compared to 5% in the year ended December 31, 2012. Our single largest expense in SG&A is the operational support fees paid to Secunderabad Oils Limited.  These fees are computed as a percentage of operating profits.  For the years ended December 2013 and 2012, we incurred approximately $0.9 million and $0.1 million in operational support fees and incurred salary and related expenses of approximately $0.4 million and $0.2million, respectively.  Additionally, during the year ended December 31, 2013, year- over-year spending increased by $0.5 million due to increases in commission, travelling, and selling expenses.

Other Income/Expense

Fiscal Year Ended December 31 (in thousands)

		2013	2012	Inc/(dec)	% change
North America
	Interest expense	$10,684	$9,113	$1,571	17.2%
	Amortization expense	12,467	7,544	4,923	65.3%
	Loss on debt extinguishment	3,709	9,069	(5,360)	-59.1%
	Gain on Bargain Purchase	-	(42,336)	42,336	-100%
	Other (income) expense	(980)	(258)	(722)	279.8%

India
	Interest expense	1,124	1,001	123	12.3%
	Other (income) expense	(93)	70	(163)	-232.9%
	Total	$26,911	$(15,797)	$42,708	-270.4%

Other Income/Expense.  Other (income) expense consisted primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd. (UBPL), International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies and AE Advanced Fuels and interest accrued on the judgments obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. In addition, the other (income) expense consists of scrap sales from UBPL and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was higher in the year ended December 31, 2013 due to no payments of interest or principal payments on our senior notes or sub debt. In addition, we drew on the revolving loan under our senior debt facility and other notes as acquisition funding in 2012. The increase in amortization expense is due to increase in discount issuance costs on refinancing of senior debt and sub debts in the fourth quarter of 2012. The debt extinguishment costs were higher in 2012 as we drew and refinanced the senior debt, the senior debt was extinguished and we recognized higher loss compared to only sub debt notes being extinguished in 2013. On July 6, 2012 we acquired Cilion, Inc. through a merger. The excess of the fair value of the assets acquired gave rise to a gain on bargain purchase accounting of $42.3 million for the year ended December 31, 2012. The increase in other income was due to gain on sales of equipment held for sale in 2013 of $0.2 million and gain on settlement of past liabilities of $0.6 million during the year ended December 31, 2013 compared to gain on sales of equipment of $0.1 million and gain on land sale of $0.2 million during the year ended December 31, 2012.

India.  Interest expense increased slightly as a result of no payments toward principal and interest for the SBI term loan and working capital loan respectively during year ended December 31, 2013. The increase in other income was caused primarily by an increase in foreign exchange gains as there were multiple international shipments in the year ended December 31, 2013 compared to none in the year ended December 31, 2012.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.3 million at December 31, 2014, of which $0.2 million was held in North America and $0.1 million was held in our Indian subsidiary. Our current ratio at December 31, 2014 was 0.29 compared to a current ratio of 0.35 at December 31, 2013.  We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity
Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	December 31, 2014	December 31, 2013

Cash and cash equivalents	$332	$4,926
Current assets (including cash, cash equivalents, and deposits)	7,933	12,707
Current liabilities (excluding short term debt)	14,570	18,151
Short & long term debt and other long term liabilities	77,578	91,758

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. During the first quarter of 2015, funding from the EB-5 program began, and to the date of this report, funds from 37 investors, representing $18.5 million of funding have been authorized for release from the escrow account thus providing an additional source of liquidity for 2015. Our principal uses of cash have been to service indebtedness and capital expenditures.  We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all. For additional discussion of our various debt arrangements see Note 5.  Notes Payable of the Notes to Consolidated Financial Statements in Part IV of this Form 10-K.

During the months representing the second half of 2013 and the first three quarters of 2014, we experienced a strong positive spread between the prices of ethanol and WDG and the prices of feedstock and natural gas, which improved our results of operations.  This favorable spread was driven by a strong corn harvest in the fall of 2013 resulting in lower corn costs, strong domestic gasoline demand, domestic export of ethanol into the international market and favorable logistics for ethanol producers in our region. However, ethanol prices have declined significantly since October 2014 reducing our spread as of December 31, 2014. We operate in a volatile market in which we have little control over the major components of production costs and product revenues.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, corn oil, CDS, biodiesel, waste fats and oils, NPRO, and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant, (ii) continuing to incorporate lower-cost non-food advanced biofuels feedstock at the Keyes plant when economical, thereby increasing operating margins, (iii) selling additional EB-5 Notes, (iv) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (v)  securing higher volumes of international shipments from the Kakinada plant, (vi) continuing to expand the domestic India markets, and (vii) using the availability on the existing working capital credit line, the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future, however there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings  or otherwise, on favorable terms when required, or at all.

At December 31, 2014, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $57.6 million.  On November 7, 2014, Third Eye Capital agreed to Amendment No. 8 to the Note Purchase Agreement to extend a line of credit in the amount of $6.0 million available for advance to Aemetis, such advance to be added to the outstanding principal balance of the existing notes under the Note Purchase Agreement. In November 2014, we drew $1.7 million on this advance to pay the amendment fees and for use in the operations. As of December 31, 2014, $4.3 million remains available to be drawn under the Third Eye Capital notes. The current maturity date for all of the Third Eye Capital Notes is July 1, 2015. We intend to pay the Notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.  We have engaged an investment bank to assist with exploring financing alternatives.  We believe that we should be able to refinance our senior debt facility with commercial rates commensurate with our current credit profile.

Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities in the past as described in further detail in Note 5. Notes Payable of the Notes to Consolidated Financial Statements in Part IV of this Form 10-K.  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

During the year ended December 31, 2014, we used cash flows from operations to fund our operations and made principal payments of $23.0 million against the Revolving Credit Facility with our senior lender.

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

Change in Working Capital and Cash Flows

During the twelve months ended December 31, 2014, current and long term debt decreased $14.5 million primarily due to (i) payments of principal of $23.0 million to our senior lender, $1.0 million to subordinated lenders and $0.5 million to the State Bank of India, (ii) the reclassification of $0.4 million from debt to other liabilities pursuant to settlement agreement with DBED (Department of Business and Economic Development) investors, (iii) a conversion of  $47 thousand of principal plus interest of a promissory note into the Company’s common stock at $2.50 a share, (iv) $8.3 million of principal payments to our working capital partners in India and (v) payments of interest of $6.8 million.  The decrease in current and long term debt was offset by increases due to:  (i) accrued interest of $9.7 million, and (ii) additional borrowings net of payments of $0.5 million received from an EB-5 investor and $7.7 million in working capital loans from our working capital arrangement with Secunderabad Oils Limited.  Current assets decreased by $4.8 million due to  (i) a $4.6 million decrease in cash due to repayments of working capital in India, (ii) a $1.5 million decrease in accounts receivable, (iii) a  $0.9 million increase in prepaid expenses and other assets and (iv) a $0.4 million increase in inventory.

Net cash provided by operating activities during the twelve months ended December 31, 2014 was $20.1 million consisting of non-cash charges of $13.0 million, net changes in operating assets and liabilities of $24 thousand, and net income of $7.1 million. The non-cash charges consisted of: (i) $6.2 million in amortization of debt issuance costs and patents, (ii) $4.7 million in depreciation expenses, (iii) a $0.6 million in stock-based compensation expense, (iv) $1.3 million in loss on extinguishment of debt, and (v) $0.2 million in each of fair value changes in warrant liability and loss on sale of assets. Net changes in operating assets and liabilities consisted primarily of a decrease in accounts receivable of $1.5 million partially offset by a: (i) a $1.0 million decrease in accounts payable, (ii) a $3.0 million decrease in other liabilities, (iii) a $0.3 million increase in other assets and prepaids, (iv) a $0.5 million increase in inventory, and a $3.1 million increase in accrued interest.

Cash used by investing activities was $1.9 million primarily for the purchase of capital equipment of $2.0 million offset by proceeds received of $0.1 million on the sale of equipment.

Cash used by financing activities was $22.8 million primarily from proceeds from borrowings of $9.9 million, offset by payments in principal on long-term term loans of $32.7 million.

Contractual Obligations and Commitments

In addition to our long term debt obligations to our senior lender and subordinated lender, we have certain other contractual working capital obligations, including lease obligations related to our office spaces in the US and India.

The following table summarizes our contractual obligations as of December 31, 2014:

		Payments due by Period ( In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3 - 5 years	More than 5 years

Long-term debt obligations	$78,377	$12,746	$65,131	$500	$-

Operating lease obligations	2,502	410	909	974	209

Other Long-term liabilities	365	88	175	102	-

Total Contractual obligations	$81,244	$13,244	$66,215	$1,576	$209

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2014.

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

Recoverability of Our Long-Lived Assets

Property and Equipment

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

Testing for Modification or Extinguishment Accounting

During 2014, 2013, and 2012 we evaluated amendments to our debt under the ASC 470-50 guidance for modification and extinguishment accounting.  This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances where our future cash flows changed more than 10 percent, we fair valued our debt based on factors available to us for similar borrowings and used the extinguishment accounting method to account for debt.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

 We are exposed to various market risks, including changes in interest rates, commodity prices and currency translation.  Market risk is the potential loss arising from adverse changes in market rates and prices.  In the ordinary course of business, we enter into various types of transactions involving financial instruments to manage and reduce the impact of changes in commodity prices and interest rates. We enter into no market risk sensitive instruments for trading purposes.

At the end of 2014 we did not have any open firm-price purchase commitments with our feedstock suppliers.  At times in our Indian biodiesel business, we reduce our exposure to fluctuations in feedstock prices and the price of biodiesel by entering into fixed price contracts to buy and sell commodities. At the time we enter into a purchase commitment for feedstock, our goal is to also enter into an off-take arrangement with our customer to purchase the biodiesel at a set price.

Commodity Price Risk

In our US operations we produce ethanol, distillers grains and corn oil from corn and our business is sensitive to changes in the prices of each of these commodities. The price of corn is subject to fluctuations due to unpredictable factors such as weather; corn planted and harvested acreage; changes in national and global supply and demand; and government programs and policies. We use natural gas in the ethanol production process and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons. Ethanol prices are sensitive to world crude-oil supply and demand; crude oil refining capacity and utilization; government regulation; and consumer demand for alternative fuels. Distillers grains prices are sensitive to various demand factors such as numbers of livestock on feed, prices for feed alternatives, and supply factors, primarily production by ethanol plants and other sources. Even though our commodity outputs and input are sensitive to changes in market prices, we only opportunistically pursue fixed contract arrangements on a limited basis with regard to the various commodities used in our business.

Ethanol Production

A sensitivity analysis has been prepared to estimate our ethanol production exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas inputs, and ethanol and distillers grains outputs for a one-year period from December 31, 2014. The results of this analysis, which may differ from actual results, are as follows (in millions):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	55.0	Gallons	$9.4
Corn	19.6	Bushels	$11.4
Distillers grains	0.4	Tons (2)	$2.6
Natural gas	1.3	MMBTU (3)	$0.1

(1) Volume requirements assume production at full capacity.
(2) Distillers grains quantities are stated on an equivalent ton basis.
(3) Millions of Thermal Units

Corn Oil

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from December 31, 2014. The corn oil market risk at December 31, 2014, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $0.5 million.

In our India operations we are subject to market risk with respect to the price and availability of the main raw materials we use to produce our products including refined palm oil, palm stearin, animal fats, waste oils, crude glycerin, and chemicals. Unfavorable commodity margins result from a narrowing or surpassing of the feedstock costs over finish goods sales revenues, which represents an unfavorable market condition. This is especially true when market conditions do not allow us to pass along increased feedstock costs to our customers due to the commodity nature of our finished goods sales. The availability and pricing of feedstock for our biodiesel plant fluctuate with unpredictable factors such as global demand and supply of raw materials, weather conditions, governmental policies toward agriculture and biofuels, and international trade agreements.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from issuing term and revolving loans that bear variable interest rates. Specifically, we had $56.6 million US Dollar denominated outstanding variable interest-rate debt as of December 31, 2014. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR. A 1% increase in LIBOR would increase our interest cost on such debt by approximately $0.6 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

The interest rate on our India operations debt facility is subject to adjustments based on the Reserve Bank of India advance rate. Based on the amount of our senior secured floating-rate term debt as of December 31, 2014, each 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $60 thousand US dollars. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2014 with no subsequent change in rates for the remainder of the period.

Foreign Currency Exchange Rate Risk

We do expect to have exposure to foreign currency risk as we conduct most of our India business in Indian Rupees. Our India subsidiaries use the Indian Rupee local currency as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the Indian Rupee (INR) to US Dollar (USD) exchange rate.  For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss), but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). For the twelve months ended December 31, 2014 and 2013, we recognized a loss of $46 thousand and $0.6 million, respectively, associated with foreign currency translation adjustments to other comprehensive loss.  We prepared a foreign currency exchange rate risk sensitivity analysis to estimate our exposure to currency fluctuations. Using our 2014 Indian subsidiary financials and applying the appropriate actual weighted average or end exchange rate and then incrementing by 10 points each respective INR to USD exchange rate resulted in a $227 thousand impact to Net Income (loss), a $4.1 million change in Total Liabilities, a $2.0 million change in Stockholders’ equity (deficit), and a $2.1 million change in Total Assets in our Indian subsidiary.

As of December 31, 2014, we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Item 8.  Financial Statements and Supplementary Data

Financial Statements are listed in the Index to Consolidated Financial Statements on page 49 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2014.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) – 2013.  Based on the results of management’s assessment and evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2014.

McGladrey LLP, the independent registered accounting firm who audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as described in their report on the next page.

Changes in Internal Control over Financial Reporting

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Aemetis, Inc.

We have audited Aemetis Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Aemetis Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Aemetis, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Aemetis Inc. as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP
Des Moines, Iowa
March 12, 2015

Item 9B. Other Information

Third Eye Capital Amendment

On March 12, 2015, Third Eye Capital agreed to Amendment No. 9 to the Note Purchase Agreement to allow for the repurchase of 1,000,000 shares of common stock of the Company held by the noteholders effective as of the date of Amendment No. 9, 573,347 shares of which were repurchased at a price per share equal to $6.00 per share and the remainder of which were repurchased at a price per share equal to the higher of $4.50 per share or the five-day volume weighted average price of the Company’s common stock on the NASDAQ Global Market immediately prior to the date of Amendment No. 9, for an aggregate purchase price of approximately $5.5 million.  An extension of the credit facility allows for the repurchase price to be added to the outstanding principal balance of the existing notes under the Note Purchase Agreement. In addition, Third Eye Capital agreed to remove the covenant that the Company must complete an equity offering of its preferred stock for net proceeds of not less than $20 million with all of such net proceeds to be used to repay the principal outstanding under the Note Purchase Agreement in accordance with the priorities set forth therein.  In addition, Third Eye Capital agreed that the Company will not be required to comply with the free cash flow financial covenant under the Note Purchase Agreement for the three months ending March 31, 2015.

As consideration for Amendment No. 9, the unconditional personal guaranty from the Chairman of the Company, and the guaranties from the Company parties and McAfee Capital, LLC, owned by Mr. Eric McAfee, were all reaffirmed.

The foregoing description of Amendment No. 9 is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 9, which is filed as Exhibit 10.65 hereto, and is incorporated, by reference herein.

PART III

Item 10.  Directors, Executive Officers and Governance

The information under the caption “Information about our Board of Directors, Board Committees and Related Matters” and “Section16(a) Beneficial Ownership Reporting Compliance,” aappearing in the Proxy Statement, is hereby incorporated by reference.

Item 11.  Executive Compensation

The information under the caption “Executive Compensation and Related Information,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Certain Relationships and Related Transactions” and “Information about our Board of Directors, Board Committees and Related Matters—Director Independence”  appearing in the Proxy Statement, is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information under the caption “Audit Matters—Principal Accountant Fees and Services,” appearing in the Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements:

The following financial statements of Aemetis, Inc. are filed as a part of this Annual Report:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets
●	Consolidated Statements of Operations and Comprehensive Income (Loss)
●	Consolidated Statements of Cash Flows
●	Consolidated Statements of Stockholders’ Equity (Deficit)
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3. Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1.1	Articles of Incorporation	10-Q	000-51354	3.1	Nov. 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation	10-Q	000-51354	3.1.1	Nov. 14, 2008
3.1.3	Certificate of Designation of Series B Preferred Stock	8-K	000-51354	3.2	Dec. 13, 2007
3.1.4	Certificate of Amendment to Articles of Incorporation	8-K	000-51354	3.3	Dec. 13, 2007
3.1.5	Certificate of Amendment to Articles of Incorporation	Pre14C	111136140		26-Oct-11
3.2.1	Bylaws	8-K	000-51354	3.4	Dec. 13, 2007
3.2.2	Certificate of Change in Articles of Incorporation are a result of 1 for 10 reverse split to Authorized Shares and Common Shares Outstanding on May 5, 2014	10-Q	000-51354	3.1	31-May-14
4.1	Specimen Common Stock Certificate	8-K	000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K	000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K	000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K	000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14A	000-51354		Apr. 15, 2008
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14A	000-51354		Apr. 15, 2008
10.3	Eric McAfee Executive Employment Agreement dated September 1, 2011	8-K	000-51354	10.2	Sep. 8, 2011
10.4	Andrew Foster Executive Employment Agreement, dated May 22, 2007	8-K	000-51354	10.7	Dec. 13, 2007
10.5	Todd Waltz Executive Employment Agreement, dated March 15, 2010	8-K	000-51354		20-May-09
10.6	Sanjeev Gupta Executive Employment Agreement, dated September 1, 2007	10-K	000-51354	10.11	20-May-09
10.7	Agreement of Loan for Overall Limit dated June 26, 2008 between Universal Biofuels Private Limited and State Bank of India	10-Q	000-51354	10.12	Aug. 14, 2008
10.8	Ethanol Marketing Agreement, dated October 29, 2010 between AE Advanced Fuels Keyes, Inc. and Kinergy Marketing, LLC	10-Q	000-51354	10.6	Dec. 1, 2010
10.9	Zymetis, Inc. 2006 Stock Incentive Plan	10-K	000-51354	10.31	31-Oct-12
10.1	Zymetis Inc. Incentive Stock Option Agreement	10-K	000-51354	10.32	31-Oct-12
10.11	Zymetis Inc. Non-Incentive Stock Option Agreement	10-K	000-51354	10.33	31-Oct-12
10.12	First Amendment to Ethanol Marketing Agreement dated September 6, 2011, between AE Advanced Fuels Keyes, Inc. and Kinergy Energy Marketing	8-K	000-51354	10.1	8-Sep-11
10.13	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	1-Jan-12
10.14	Form of 5% Subordinated Note	8-K	000-51354	10.2	1-Jan-12
10.15	Form of Common Stock Warrant	8-K	000-51354	10.3	1-Jan-12
10.16	Amendment No. 6 to Note Purchase Agreement dated April 13, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	19-Apr-12
10.17	Limited Waiver to Note Purchase Agreement dated March 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation, an Ontario corporation, as agent	8-K	000-51354	10.1	19-Apr-12

10.18	Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2012 among Aemetis, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, and the Purchasers	8-K	000-51354	10.1	19-Apr-12
10.19	Amendment No. 7 to Note Purchase Agreement dated May 15, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	22-May-12
10.2	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	6-Jun-12
10.21	Form of 5% Subordinated Note	8-K	000-51354	10.1	6-Jun-12
10.22	Form of Common Stock Warrant	8-K	000-51354	10.1	6-Jun-12
10.23	Note and Warrant Purchase Agreement dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	28-Jun-12
10.24	5% Subordinated Promissory Note dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	28-Jun-12
10.25	Form of Warrant to Purchase Common Stock	8-K	000-51354	10.3	28-Jun-12
10.26	Note Purchase Agreement dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	3-Jul-12
10.27	15% Subordinated Promissory Note dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	3-Jul-12
10.28	Agreement and Plan of Merger, dated July 6, 2012, among Aemetis, Inc., AE Advanced Fuels, Inc., Keyes Facility Acquisition Corp., and Cilion, Inc.	8-K	000-51354	2.1	10-Jul-12
10.29	Stockholders’ Agreement dated July 6, 2012, among Aemetis, Inc., and Western Milling Investors, LLC, as Security holders’ Representative.	8-K	000-51354	10.1	10-Jul-12
10.3	Amended and Restated Note Purchase Agreement, dated July 6, 2012 among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	10-Jul-12
10.31	Amended and Restated Guaranty, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	10-Jul-12
10.32	Amended and Restated Security Agreement, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	10-Jul-12
10.33	Investors’ Rights Agreement dated July 6, 2012, by and among Aemetis, Inc., and the investors listed on Schedule A thereto.	8-K	000-51354	10.5	10-Jul-12
10.34	Technology License Agreement dated August 9, 2012 between Chevron Lummus Global LLC and Aemetis Advanced Fuels, Inc.	8-K	000-51354	10.1	22-Aug-12
10.35	Corn Procurement and Working Capital Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.64	31-Oct-12
10.36	Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.65	31-Oct-12
10.37	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	000-51354	10.66	31-Oct-12

10.38	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC**	10-K	000-51354	10.67	31-Oct-12
10.39	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	23-Oct-12
10.4	Amendment No. 1 to Revolving Line of Credit Agreement dated October 16, 2012 by and among Aemetis International, Inc., a Nevada corporation, and Laird Q. Cagan	8-K	000-51354	10.2	23-Oct-12
10.41	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012 and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	000-51354	10.3	23-Oct-12
10.42	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	000-51354	10.4	23-Oct-12
10.43	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated September 29, 2012	10-K	000-51354	10.72	4-Apr-13
10.44	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K	000-51354	10.1	7-Jan-13
10.45	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K/A	000-51354	10.1	Feb. 27, 2013
10.46	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	11-Mar-13
10.47	Amendment No. 1 to Agreement for Repayment of Note by Share Issuance dated as of April 10, 2013 by and among Aemetis, Inc., Aemetis International, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	10-K	000-51354	10.77	4-Apr-13

10.48	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated January 2, 2013.	10-K	000-51354	10.76	4-Apr-13
10.49	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	16-Apr-13
10.505	Amendment No. 4 to Amended and Restated Note Purchase Agreement dated as of April 19, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, and Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K/A	000-51354	10.2	May 14, 2013
10.5	Special Bridge Advance dated as of March 29, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K	000-51354	10.2	16-Apr-13
10.51	Agreement For Satisfaction of Note by Share and Note Issuance dated as of April 18, 2013 between Aemetis, Inc., Aemetis International, Inc. and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit dated August 17, 2009 as amended.	8-K	000-51354	10.1	24-Apr-13
10.52	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	000-51354	10.1	23-May-13
10.53	Amended and Restated Aemetis Keyes Grain Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	000-51354	10.2	23-May-13
10.54	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013 by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	31-Jul-13
10.55	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	1-Nov-13
10.62	Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	31-Mar-14

10.64	Limited Waiver and Amendment No. 8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q/A	000-51354	10.1	13-Nov-14
10.65	Limited Waiver and Amendment No. 9 to Amended and Restated Note Purchase Agreement, dated as of March 12, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10K	000-51354	10.1	March 12,2015	10.65
14	Code of Ethics	10-K	000-51354	14	20-May-09
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AEMETIS, INC.
Consolidated Financial Statements

Index To Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	51
Consolidated Financial Statements
Consolidated Balance Sheets	52
Consolidated Statements of Operations and Comprehensive Income (Loss)	53
Consolidated Statements of Cash Flows	54
Consolidated Statements of Stockholders' Equity (Deficit)	55
Notes to Consolidated Financial Statements	56-85

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Aemetis, Inc.

We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aemetis, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Aemetis, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated  March 12, 2015 expressed an unqualified opinion on the effectiveness of Aemetis, Inc.’s internal control over financial reporting.

/s/ McGladrey LLP
Des Moines, Iowa
March 12, 2015

AEMETIS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013
(In thousands except for par value)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$332	$4,926
Accounts receivable	1,262	2,764
Inventories	4,491	4,098
Prepaid expenses	1,392	584
Other current assets	456	335
Total current assets	7,933	12,707

Property, plant and equipment, net	75,810	78,928
Goodwill	968	968
Intangible assets, net of accumulated amortization of $264 and $184, as of 2014 and 2013 respectively	1,536	1,616
Other assets	2,929	2,923
Total assets	$89,176	$97,142

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$8,339	$9,366
Current portion of long term debt	6,032	10,257
Short term borrowings	6,714	7,709
Mandatorily redeemable Series B convertible preferred stock	2,641	2,540
Other current liabilities	3,590	6,245
Total current liabilities	27,316	36,117

Long term debt	64,555	73,792
Other long term liability	277	-
Total long term liabilities	64,832	73,792

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,665 and 2,401 shares issued and outstanding each period, respectively (aggregate liquidation preference of $4,995 and $7,203, respectively)	2	2
Common stock, $0.001 par value; 40,000 authorized; 20,650 and 19,974 shares issued and outstanding, respectively *	21	20
Additional paid-in capital *	87,080	84,373
Accumulated deficit	(87,113)	(94,246)
Accumulated other comprehensive loss	(2,962)	(2,916)
Total stockholders' (deficit)	(2,972)	(12,767)
Total liabilities and stockholders'(deficit)	$89,176	$97,142
* The Common Stock and Additional paid-in capital for all periods presented reflect the one-for-ten reverse split, which took effect May 15, 2014.

The accompanying notes are an integral part of the financial statements

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands, except for earnings per share)

	2014	2013	2012
Revenues	$207,683	$177,514	$189,048

Cost of goods sold	170,539	159,220	197,975

Gross profit (loss)	37,144	18,294	(8,927)

Research and development expenses	459	539	620
Selling, general and administrative expenses	12,595	15,275	11,613

Operating income (loss)	24,090	2,480	(21,160)

Other income (expense)

Interest expense
Interest rate expense	(10,052)	(11,808)	(10,114)
Amortization expense	(6,038)	(12,467)	(7,544)
Loss on debt extinguishment	(1,346)	(3,709)	(9,069)
Gain on bargain purchase	-		42,336
Gain (loss) on sale or disposal of assets	(119)	329	350
Other income (expense)	604	744	(162)

Income (loss) before income taxes	7,139	(24,431)	(5,363)

Income tax (expense) benefit	(6)	(6)	1,081

Net income (loss)	7,133	(24,437)	(4,282)

Other comprehensive income
Foreign currency translation adjustment	(46)	(598)	(75)
Comprehensive income (loss)	$7,087	$(25,035)	$(4,357)

Net income(loss) per common share *
Basic	$0.35	$(1.28)	$(0.28)
Diluted	$0.34	$(1.28)	$(0.28)

Weighted average shares outstanding *
Basic	20,371	19,101	15,102
Diluted	21,047	19,101	15,102
* The Earnings per share and Weighted average shares outstanding for all periods presented reflect the one-for-ten reverse split, which took effect May 15, 2014.

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	2014	2013	2012
Operating activities:
Net income (loss)	$7,133	$(24,437)	$(4,282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activitites:
Share-based compensation	624	1,760	686
Stock issued in connection with consultant services	645	-	-
Depreciation	4,681	4,636	3,042
Inventory provision	-	-	105
Debt related amortization expense	6,038	12,467	7,544
Intangibles and other amortization expense	126	254
Change in fair value of warrant liability	48	(197)	97
Loss on extinguishment of debt	1,346	3,709	9,069
(Gain) loss on sale/ Disposal of assets	119	(329)	(350)
Gain on acquisition bargain purchase	-	-	(42,336)
Deferred tax asset	-	-	(1,085)
Changes in operating assets and liabilities:
Accounts receivable	1,498	(1,487)	3,114
Inventory	(457)	211	(740)
Prepaid expenses	(311)	14	148
Other current assets and other assets	(187)	(694)	476
Accounts payable	(879)	(5,412)	800
Accrued interest expense and fees, net of payments	3,124	7,008	4,006
Other liabilities	(2,956)	814	2,775
Net cash provided by (used in) operating activities	20,592	(1,683)	(16,931)

Investing activities:
Capital expenditures	(1,965)	(1,276)	(1,368)
Proceeds from the sale of assets	-	1,500	1,404
Acquisition of Cilion	-	-	(16,500)
Net cash provided by (used in) investing activities	(1,965)	224	(16,464)

Financing activities:
Proceeds from borrowings	9,884	10,541	47,165
Repayments of borrowings	(32,688)	(5,374)	(13,830)
Issuance of common stock for services, option and warrant exercises	5	1,083	1
Payment of debt gaurantee fee	(172)
Payment of financing costs	(255)
Net cash provided by (used in) financing activities	(23,226)	6,250	33,336

Effect of exchange rate changes on cash and cash equivalents	5	(156)	101
Net cash and cash equivalents (decrease) increase for period	(4,594)	4,635	42
Cash and cash equivalents at beginning of period	4,926	291	249
Cash and cash equivalents at end of period	$332	$4,926	$291
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$6,824	$4,522	$2,085
Income tax expense	6	6	4
		-
Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	16	-	-
Issuance of warrants to subordinated debt holders	1,301	1,127	-
Transfer between debt and other liabilities	438	-	-
Payments of principal, fees and interest paid in stock	-	3,616	11,886
Issuance of shares to related party for repayment of line of credit	-	822	4,107
Issuance of warrants to non-employees to secure procurement and working capital	-	336	-
Other asset transferred to related party	-	170	-
Warrant liability transferred to equity upon exercise	-	1,007	-
Exercise of conversion feature on note to equity	47	-	-
Issuance of shares for acquisition	-	-	12,511
Beneficial conversion discount on related party debt	-	-	885
Seller note payable at fair value	-	-	3,584
Settlement of accounts payable through transfer of equipment	99	-	-

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(In thousands)

							Accumulated Other
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	loss	Total

Balance at December 31, 2011	3,115	$3	13,075	$13	$45,550	$(65,527)	$(2,243)	(22,204)

Conversion of Series B preferred to common stock	(17)	-	2	-				-
Options exercised & stock-based compensation			32	-	257			257
Shares issued to consultants and other services			100	-	423			423
Issuance and exercise of warrants			143	1	1,020			1,021
Shares issued to secured lender			1,770	2	10,866			10,868
Conversion of related party note			906	1	4,107			4,108
Beneficial conversion feature on related party note					885			885
Shares issued in connection to acquisition			2,000	2	12,511			12,513
Other comprehensive loss							(75)	(75)
Net loss						(4,282)		(4,282)

Balance at December 31, 2012	3,098	3	18,028	19	75,619	(69,809)	(2,318)	3,514

Conversion of Series B preferred to common stock	(697)	(1)	70	-	-	-	-	(1)
Options exercised & stock-based compensation			26	-	1,161	-	-	1,161
Shares issued to consultants and other services			177	-	599	-	-	599
Issuance and exercise of warrants			264	-	1,482	-	-	1,482
Shares issued to secured lender			987	1	3,616	-	-	3,617
Conversion of related party note			183	-	821	-	-	821
Issuance of common stock through equity offering			239	-	1,075	-	-	1,075
Other comprehensive loss				-	-	-	(598)	(598)
Net loss				-	-	(24,437)	-	(24,437)

Balance at December 31, 2013	2,401	2	19,974	20	84,373	(94,246)	(2,916)	(12,767)

Conversion of Series B preferred to common stock	(736)	-	74	-	-	-	-	-
Options exercised & stock-based compensation	-	-	161	-	643	-	-	643
Shares issued to consultants and other services	-	-	205	-	715	-	-	715
Issuance and exercise of warrants	-	-	217	1	1,302	-	-	1,303
Conversion of note by note holder	-	-	19	-	47	-	-	47
Other comprehensive loss	-	-	-	-	-	-	(46)	(46)
Net income	-	-	-	-	-	7,133	-	7,133

Balance at December 31, 2014	1,665	2	20,650	21	87,080	(87,113)	(2,962)	(2,972)

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

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

Upon the effectiveness of the Reverse Stock Split, every ten shares of issued and outstanding and authorized Aemetis common stock were automatically combined into one share of common stock with any fractional shares rounded up to the next whole share without any change in the per share par value.  The Reverse Stock Split reduced the number of outstanding shares of Aemetis common stock from approximately 201.7 million shares to approximately 20.2 million shares.  The authorized shares of Aemetis common stock were also proportionally reduced from 400 million shares to 40 million shares.

Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted to reflect the Reverse Stock Split.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

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

Accounts Receivable.  The Company sells ethanol, wet distillers grains, corn syrup and corn oil through third-party marketing arrangements generally without requiring collateral.  The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer.  Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of the allowance for doubtful accounts. There is no allowance for doubtful account balance as of December 31, 2014 and 2013.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

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

California Ethanol Producer Incentive Program.  The Company was eligible to participate in the California Ethanol Producer Incentive Program (“CEPIP”). Under the CEPIP, an eligible California ethanol facility could receive up to $3 million in cash per plant per year of operations through 2013 when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, drop below $0.55 per gallon.   For any month in which a payment is made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. Since these funds are provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company records the proceeds, if any, as a credit to cost of goods sold. With respect to CEPIP payments received and applied as reductions to cost of goods sold, the Company recorded none for the years ended December 31, 2014, 2013, and 2012. During  2013 and 2014, the strength of the crush spread resulted in the accrual of, and obligation to repay, CEPIP funding in the amount of $1.8 million, the entire remaining amount of funds received from the program. As of December 31, 2014 and December 31, 2013, the Company accrued a liability of $0.8 million and $0.1 million, respectively.  At December 31, 2014, there are no further CEPIP funds received that are subject to repayment.

Warrant liability: The Company adopted guidance related to distinguishing liabilities from equity for certain warrants which contain a conditional obligation to repurchase feature. As of December 31, 2014 and 2013, there were 18,644 warrants with a conditional obligation to repurchase feature that require liability treatment. As a result, a warrant liability was recorded to recognize the fair value upon issuance of each warrant. The Company estimates the fair value of future liability on warrants using the Black-Scholes pricing model. Assumptions within the pricing model include: 1) the risk-free interest rate, which comes from the U.S. Treasury yield curve for periods within the contractual life of the warrant 2) the expected life of the warrants is assumed to be the contractual life of the warrants, and, 3) the volatility is estimated based on an average of the historical volatilities.

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

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2014 and 2013, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

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

Basic and Diluted Net income (Loss) per Share.  Basic income (loss) per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net income for the year ended December 31, 2014, potentially dilutive securities have been included in the diluted net income per share computations and any potentially anti-dilutive shares have been excluded and are shown below. As the Company incurred net loss for the years ended December 31, 2013 and 2012, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table reconciles the number of shares utilized in the net income (loss) per share calculations for the years ended December 31, 2014, 2013 and 2012:

	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands, except per share amounts)

Net income (loss)	$7,133	$(24,437)	$(4,282)

Shares:
Weighted average shares outstanding—basic	20,371	19,101	15,102

Weighted average dilutive share equivalents from preferred shares	220	-	-
Weighted average dilutive share equivalents from stock options	269	-	-
Weighted average dilutive share equivalents from common warrants	187	-	-

Weighted average shares outstanding—diluted	21,047	19,101	15,102

Earnings (loss) per share—basic	$0.35	$(1.28)	$(0.28)

Earnings (loss) per share—diluted	$0.34	$(1.28)	$(0.28)

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of December 31, 2014, 2013 and 2012:

	As of
	December 31, 2014	December 31, 2013	December 31, 2012
Series B preferred	-	2,401	3,098
Common stock options and warrants	30	1,480	1,031
Convertible promissory note	-	19	18
Total number of potentially dilutive shares excluded from the basic and diluted net income (loss) per share calculation	30	3,900	4,147

Comprehensive Loss. ASC 220 Comprehensive Loss requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive income (loss) and accumulated other comprehensive loss consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiary. The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

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

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities,  warrant liability, and debt. The fair value of current financial instruments was estimated to approximate carrying value due to the short term nature of these instruments. The carrying amount of debt obligations, including discount issuance costs, held by our senior lender, subordinated debt and seller note payable, at December 31, 2014 amounted to an aggregate of approximately $ 68.2 million in outstanding obligations. The debts were determined to have an estimated fair value of $67.5 million based on interest rates for comparable debt.  The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value. The warrant liability fair value was estimated using the Black-Scholes valuation pricing model at the end of each reporting period.

Share-Based Compensation. The Company recognizes share based compensation in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimated fair value of the Company’s share-based compensation awards at the time the awards are granted adjusted to reflect only those shares that are expected to vest.

In valuing shares issued to consultants, debt holders, or affiliated investors, the Company estimates the discount for lack of marketability on restricted stock issued, using the Black-Scholes model for pricing call options, which assists in deriving the implied price of put options using the put-call parity principle.  The price of the put option divided by the market price quoted on the NASDAQ market exchange implies the discount for lack of marketability (DLOM).

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

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

Recently Issued Accounting Pronouncements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

2. Inventory

Inventory consists of the following:

	December 31, 2014	December 31, 2013
Raw materials	$1,522	$597
Work-in-progress	1,453	1,724
Finished goods	1,516	1,777
Total inventory	$4,491	$4,098

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	December 31, 2014	December 31, 2013
Land	$2,753	$2,765
Plant and Buildings	82,338	82,355
Furniture and fixtures	458	558
Machinery and equipment	4,063	2,076
Construction in progress	148	539
Total gross property, plant & equipment	89,760	88,293
Less accumulated depreciation	(13,950)	(9,365)
Total net property, plant & equipment	$75,810	$78,928

Depreciation on the components of the property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and Buildings	20 - 30
Machinery & Equipment	5 - 7
Furniture & Fixtures	3 - 5

The Company recorded depreciation expense for the years ended December 31, 2014, 2013, and 2012 of $4.7 million , $4.6 million, and $3.0 million, respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Based on the evaluation, management determined no assets required impairment as of December 31, 2014 and 2013.

4. Intangible Assets and Goodwill

Net intangible assets and goodwill consist of $0.9 million in patents, $0.6 million in in-process research and development and $1.0 in goodwill. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles are tested annually in December for impairment at the Aemetis Technologies, Inc. reporting unit level.  During the December 2014 testing period, no impairment resulted from the analysis. During the twelve months ended December 31, 2014, 2013 and 2012, the Company recognized amortization expense of $80 thousand, $184 thousand, and none, respectively, related to patents.  During the twelve months ended December 31, 2014 and 2013, all pending patents were in-process R&D and accordingly, no amortization expense had been recognized.

At December 31, 2014, future patent and in-process research and development amortization for the next five years and beyond consists of the following:

For the twelve months ending December 31, 2014	Amortization
2015	$80
2016	80
2017	112
2018	112
2019	202
Thereafter	950

Total	$1536

5. Notes Payable

Debt consists of the notes from the Company’s senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	December 31, 2014	December 31, 2013
Third Eye Capital term note	$7,394	$7,193
Third Eye Capital revolving credit facility	22,330	38,349
Third Eye Capital revenue participation term note	10,195	9,465
Third Eye Capital acquisition term note	17,728	17,280
Cilion shareholder seller note payable	5,373	4,869
State Bank of India secured term loan	6,032	5,857
Subordinated notes	5,428	5,317
EB-5 long term promissory notes	1,534	1,037
Unsecured working capital loans and short-term notes	1,287	2,391
Total debt	$77,301	$91,758
Less current portion of debt	12,746	17,966
Total long term debt	64,555	73,792

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

In May 2014, Third Eye Capital agreed to the Limited Waiver and Amendment No. 7 to the Note Purchase Agreement to extend the maturity date of the Notes to July 1, 2015, to modify the waterfall table, to fix the interest rate of the Term Notes at 14%, and to redefine the operating cash available to the Company for operating expenses. As consideration, the Company paid an extension fee of $2.0 million which was capitalized into the revolving credit facility at the time of the amendment plus an escalating monitoring fee will be effective from the January 2015.

In November 2014, Third Eye Capital agreed to Amendment No. 8 to the Note Purchase Agreement to extend a line of credit in the amount of $6.0 million available for advance to Aemetis, such advance to be added to the outstanding principal balance of the existing notes under the Note Purchase Agreement. In addition, Third Eye Capital agreed to give Aemetis the right to extend the maturity date of the notes to January 1, 2016 upon notice and payment of a 3% extension fee.  Pursuant to the terms of Amendment No.8, Aemetis agreed to a covenant to complete an equity offering of its preferred stock for net proceeds of not less than $20 million with all of such net proceeds to be used to repay the principal outstanding under the Note Purchase Agreement in accordance with the priorities set forth there in.  As consideration for Amendment No.8, the unconditional personal Guaranty from the Chairman of the Company and the guaranties from Company parties and McAfee Capital, LLC owned by Mr. Eric McAfee were all reaffirmed. The Company also agreed to pay $0.2 million in consideration to Mr. McAfee and McAfee Capital in exchange for their willingness to provide the guaranties. In addition, Company agreed to an amendment fee to Third Eye Capital in the amount of $0.3 million which will be paid from the proceeds of the advance. As a result of Company’s ability to extend the maturity of the notes under Amendment No.8, the note balances have been classified as long term debt in the accompanying December 31, 2014 balance sheet.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

On January 13, 2015, Third Eye Capital agreed to Limited Waiver to the Note Purchase Agreement to waive the cash flow covenant of $2.0 million as of December 31, 2014. As consideration, the Company agreed to pay $0.1 million in waiver fees which were paid from the proceeds available under the Amendment No. 8.

Terms of Third Eye Capital Notes

Details about each portion of the Third Eye Capital financing facility are as follows:

A.
Term Notes.  As of December 31, 2014, AAFK had $7.4 million in principal and interest outstanding, net of unamortized fair value discounts of $138 thousand.  The Term Notes mature on July 1, 2015*.  Interest on the Term Notes accrues at 14% per annum.  The Term Notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.  On July 26, 2013 and October 28, 2013, the Company received waivers for certain covenants by Amendment No. 5 and Amendment No. 6 to the Note Purchase Agreement, respectively.  Additionally, Amendment No. 5 waived the requirement for minimum monthly base payments, interest payments and mandatory tiered redemption payments in favor of a daily cash flow sweep equal to 20% of cash deposits from operating activities.

B.
Revolving Credit Facility.  On July 6, 2012 AAFK entered into a Revolving Credit Facility with a commitment of $18.0 million.  Through various amendments to the Note Purchase Agreement, the amount of the Revolving Loan Facility was increased to approximately $39.0 million.  Interest on the Revolving Credit Facility accrues at the prime rate plus 13.75% (17% as of December 31, 2014) payable monthly in arrears.  The Revolving Credit Facility matures on July 1, 2015*.  As of December 31, 2014, AAFK had $22.3 million in principal and interest outstanding, net of unamortized debt issuance costs of $447 thousand, on the Revolving Credit Facility.

C.
Revenue Participation Term Notes.  The Revenue Participation Note bears interest at 5% per annum and matures on July 1, 2015*.  As of December 31, 2014, AAFK had $10.2 million in principal and interest outstanding, net of unamortized discounts of $190 thousand, on the Revenue Participation Note.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14% per annum as of December 31, 2014) and mature on July 1, 2015*.  As of December 31, 2014, Aemetis Facility Keyes had $17.7 million in principal and interest outstanding, net of unamortized discounts of $302 thousand, on the Term Notes.

* The note maturity date can be extended by the Company to January 2016 during the month of May 2015. As a condition to any such extension, the Company would be required to pay a fee of 3% of the carrying value of the debt.

The Third Eye Capital Notes are secured by first-lien deeds of trust on all real and personal property, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc.  The Notes all contain cross-collateral and cross-default provisions.  McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance up to the amount of $8 million plus interest, secured by 2.4 million shares of common stock of Aemetis that it owns. McAfee Capital owns 3.4 million shares of common stock of Aemetis.  In addition, Mr. McAfee himself also pledged substantially all of his personal assets, and a guaranty of payment and performance up to the amount of $15.0 million plus interest.

Cilion shareholder seller note payable.  The Company’s merger with Cilion on July 6, 2012 provided $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full.  As of December 31, 2014, Aemetis Facility Keyes, Inc. had $5.4 million in principal and interest outstanding  under the Cilion shareholder seller note payable.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

State Bank of India secured term loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a nine year secured term loan with the State Bank of India in the amount of approximately $6.0 million.  The term loan matured in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada. In July 2008, the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount was repayable in 20 quarterly installments of approximately $0.3 million, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of December 31, 2014, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.  The principal payments scheduled for June 2009 through March 2014 were not made.  The term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On March 10, 2011, UBPL received a demand notice from the State Bank of India with respect to the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan since June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  As of December 31, 2014, UBPL was in default on interest and principal repayments, and all financial covenants, including asset coverage and debt service coverage ratios.  Additional provisions of default include the bank having the unqualified right to disclose or publish the Company’s name and its director’s names as defaulter in any medium or media.  At the bank’s option, it may also demand payment of the balance of the loan, since the principal payments have been in default since June 2009.  As a result, the Company has classified the entire loan amount as current.  The State Bank of India has filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.0 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC.  UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate. The State Bank of India has additionally required the personal guarantee of a former Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan. Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort. In January 2014, the Company made payment of $162 thousand (1 crore rupees) against principal on the facility which was accepted by the State Bank of India. UBPL filed for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility.  In May 2014, UBPL obtained an interim stay subject to payments of 1 crore rupees (approximately $0.2 million) by each of May 15, 2014 and June 15, 2014. UBPL made these payments promptly.  In the event that the Company is unable to prevail with the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing Company property for recovery of amounts due. As of December 31, 2014 and December 31, 2013, the State Bank of India loan had $2.6 million and $3.2 million, respectively, in principal outstanding and accrued interest plus default interest of $3.4 million and $2.7 million respectively.

Subordinated Notes.  On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.0 million in 5% annual interest rate notes to the investors (the “Sub Notes”).  An additional $0.6 million and $0.8 million in Sub Notes were issued to one of the existing accredited investor’s Sub Notes balance in May and December 2012, respectively.  This same accredited investor received payments of $0.6 million in principal and $3 thousand in interest in July 2012. The Sub Notes included 2 or 5 year warrants exercisable for 170 thousand shares of Aemetis common stock at a price of $0.01 per share, subject to adjustment.  Interest is due at maturity.  Neither AAFK nor Aemetis may make any principal payments under the Sub Notes until all loans made by Third Eye Capital to AAFK are paid in full, except for a few exceptions where Sub Note investors will receive funds from EB-5 investments or sale of equipment.

The Company agreed to an Amendment No.1 to the Sub Notes to extend the maturity of the January 2012 Sub Notes to July 1, 2014 and refinanced the additional December 2012 Sub Note as two Sub Notes dated December 2012 and January 2013, with principal amounts of $0.5 million and $0.1 million, respectively. Both the December 2012 Sub Note and the January 2013 Sub Note had a maturity date of April 30, 2013. On January 24, 2013, an additional $0.3 million Sub Note was issued with a maturity date of April 30, 2013. On May 23, 2013, all Sub Notes above with a maturity date of April 30, 2013 were refinanced as a $1.0 million Sub Note (“May 2013 Note”) with a maturity date of December 31, 2013.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)
On July 1, 2014, the January 2014 Sub Note and two January 2013 Sub Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2014; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 118 thousand in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share. We evaluated these July 1, 2014 amendments and the refinancing terms of the Notes and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loans were extinguished and as a result a loss on debt extinguishment of approximately $1.2 million was recorded in July 2014.

On January 1, 2015, the  Sub Notes above were amended to extend the maturity date until the earlier of (i) June 30, 2015; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 116 thousand in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share. We evaluated these January 1, 2015 amendments and the refinancing terms of the Notes and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loans were not extinguished and only modification accounting was applied.

On January 14, 2013, Laird Cagan, a related party, loaned $0.1 million through a promissory note maturing on April 30, 2013 with a five percent annualized interest rate and the right to exercise 5 thousand warrants exercisable at $0.01 per share.

In February 2015, the Cagan related party promissory note was amended to extend the maturity date until the earlier of (i) December 31, 2016; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.

At December 31, 2014 and December 31, 2013, the Company owed, in aggregate, subordinated notes in the amount of $5.4 million and $5.3 million, respectively, for principal and interest outstanding, net of unamortized issuance and fair value discounts of none and $0.3 million, respectively.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $0.5 million.  The Company sold notes in the amount of $1.0 million to the first two investors during the fourth quarter of 2012 and sold a $0.5 million note to an investor during the first quarter of 2014. As of December 31, 2014, $34 thousand in accrued interest remained outstanding on the notes.  After December 31, 2014 and as of the date of this report, we sold notes in the amount of $17.0 million to 34 investors. The availability of the remaining $17.5 million will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

During the year ended December 31, 2014, the Company received advances of approximately $7.7 million and made principal payments to Secunderabad of approximately $8.3 million under the agreement and interest payments of approximately $176 thousand respectively, for working capital funding.  During the year ended December 31, 2013, the Company received advances of approximately $5.2 million and made principal payments to Secunderabad of approximately $4.8 million under the agreement and interest payments of approximately $181 thousand respectively, for working capital funding.    At December 31, 2014 and December 31, 2013 the Company had approximately $1.3 million and $1.9 million outstanding under this agreement, respectively.

Short-term notes.  Aemetis Technologies, formerly Zymetis, Inc., carries certain debt obligations associated with a series of grants issued by the Maryland Department of Business and Economic Development to Zymetis prior to the merger.  These grants were converted to promissory notes with interest upon the achievement of certain objectives. In the first quarter of 2014, the Company entered into a payment settlement agreement to pay off the principal and interest of approximately $0.4 million in monthly installments. As part of this agreement, the long term debt of $0.4 million has been classified into other long term liabilities. At December 31, 2014, the Company had approximately $277 thousand and $88 thousand in the other long term liabilities and other current liabilities, respectively. The remaining promissory note with principal and interest of approximately $47 thousand was converted in May 2014 at $2.50 per share into 19 thousand shares of common stock of the Company.

Scheduled debt repayments as of December 31, 2014 are as follows:

Twelve months ended December 31,	Debt Repayments
2015	$12,746
2016*	62,508
2017	2,623
2018	500
Total debt	78,377
Discounts	(1,076)
Total debt, net of discounts	$77,301

*Due to the Company’s ability to extend the maturity of the Third Eye Capital notes by six months from the scheduled maturity of July 2015, the amounts are reflected above as a 2016 maturity.

6. Commitments and Contingencies

Operating Leases

As of December 31, 2014, the Company, through its subsidiaries, has non-cancelable future minimum operating lease payments for various office space locations. Future minimum operating lease payments are as follows:

Twelve months ended December 31,	Future Rent Payments
2015	$410
2016	447
2017	462
2018	479
2019	495
Thereafter	209
Total	$2,502

The Cupertino facility office space consists of 9,238 rentable square feet.  The current lease is set to expire on May 31, 2015, but the Company extended the lease in February 2015 for an additional five years ending on May 31, 2020.  From July 2009 through July 2012, we sublet office space consisting of 3,104 rentable square feet to Solargen, Inc., then from June 1, 2013 through present, we sublet office space consisting of 3,104 rentable square feet to Splunk Inc., at a monthly rent rate equal to the rent charged to us by our landlord.

For the year ending December 31, 2014 and 2013, the Company received from Splunk Inc., approximately $124 thousand and $80 thousand in rent reimbursement respectively. For the years ended December 31, 2014, 2013, and 2012, the Company recognized rent expense of $426 thousand, $386 thousand, and $2.2 million, respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Legal Proceedings

On March 10, 2011, UBPL received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informs UBPL that an event of default has occurred for failure to make an installment payment on the loan commencing June 2009 and demands repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period.  In addition, since the bank demanded payment of the balance, we have classified the entire loan amount as current. On March 12, 2011, the State Bank of India has filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.0 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC. UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate. The State Bank of India has additionally required the personal guarantee of our Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan. Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort. In January 2014, the Company made payment of $162 thousand (1 crore rupees) against principal on the facility which was accepted by the State Bank of India. UBPL filed for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility.  In May 2014, the Company obtained an interim stay subject to payments of 1 crore rupees (approximately $0.2 million) by each of May 15, 2014 and June 15, 2014. In the event that the Company is unable to prevail in the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing company property for recovery of amounts due.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District for the Eastern District of California – Fresno Division against the Company and its subsidiary, AAFK. The case was transferred to the Southern District of Indiana and joined as tag-along defendants to a pending Multidistrict Litigation with over a dozen original defendants. The complaint alleges infringement of patent rights assigned to Greenshift that pertain to certain corn oil extraction processes that the Company employs and seeks royalties, damages, treble damages, and attorney’s fees, along with injunctions precluding the Company from infringing its patent rights. The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC, formerly called Solution Recovery Services LLC (“SRS”). The process provider has no obligations to indemnify us. On September 12, 2013, the Company, along with its subsidiary, filed its answer and counterclaims. In response to a motion for summary judgment filed by the original defendants, on October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid. Further, in a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for Company, along with its subsidiary, finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. Regardless of when it may be appealed, we believe that the likelihood of Greenshift succeeding on appeal with that respect to patent invalidity findings is small since the Court’s findings included summary judgments on several grounds for each allegedly infringed patent. If Greenshift successfully appeals the District Court’s findings of invalidity, damages may be $1 million or more.

The only remaining claim alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is anticipated but has not yet been scheduled. If the Defendants, including Company and its subsidiary, succeed in proving inequitable conduct, the patents at issue will be invalidated such that no damages will be awarded to GS Cleantech for infringement and the Court will be asked to determine whether GS Cleantech behavior makes this an “exceptional case”. A finding that this is an exceptional case would allow the Court to award to Company and its subsidiary the attorneys’ fees each has expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

On August 21, 2012, UBS Securities LLC (“UBS”) filed a complaint in the United States District Court for the Southern District of New York against the Company for damages based on a breach of contract theory in connection with the Cilion acquisition transaction (“UBS Federal Action”). UBS filed a motion for, and the District Court approved, a judgment against the Company in the liquidated amount of $2.3 million which has been accrued by the Company. UBS filed post-judgment discovery requests and pursued the enforcement of the judgment. Subsequently, on March 13, 2014, UBS also filed a complaint against one of our subsidiaries, Aemetis Advanced Fuels Keyes, Inc. in the state court in the State of New York, alleging breach of the same contract involved in the UBS Federal Action. The Company and AAFK entered into a settlement agreement with UBS in September 2014 and complied with the agreement by  December 2014.

7. Stockholders’ Equity

The Company is authorized to issue up to 40 million shares of common stock, $0.001 par value and 65 million shares of preferred stock, $0.001 par value.

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

	Authorized	Shares Issued and
	Shares	Outstanding December 31,
		2014	2013
Series B preferred stock	7,235	1,665	2,401
Undesignated	57,765	—	—
	65,000	1,665	2,401

Our Articles of Incorporation authorize the Company’s board to issue up to 65 million shares of preferred stock, $0.001 par value, in one or more classes or series within a class upon authority of the board without further stockholder approval.

Significant terms of the designated preferred stock are as follows:

Voting. Holders of the Company’s Series B preferred stock are entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series B preferred stock held by such holder could be converted as of the record date. Cumulative voting with respect to the election of directors is not allowed. Currently each share of Series B preferred stock is entitled to 0.1 vote per share of Series B preferred stock. In addition, without obtaining the approval of the holders of a majority of the outstanding preferred stock, the Company cannot:

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

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

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series B preferred stock are entitled to receive, prior and in preference to any payment to the holders of the common stock, $3.00 per share plus all declared but unpaid dividends (if any) on the Series B preferred stock. If the Company’s assets legally available for distribution to the holders of the Series B preferred stock are insufficient to permit the payment to such holders of their full liquidation preference, then the Company’s entire assets legally available for distribution are to be distributed to the holders of the Series B preferred stock in proportion to their liquidation preferences. After the payment to the holders of the Series B preferred stock of their liquidation preference, the Company’s remaining assets legally available for distribution are distributed to the holders of the common stock in proportion to the number of shares of common stock held by them. A liquidation, dissolution or winding up includes (a) the acquisition of the Company by another entity by means of any transaction or series of related transactions to which the Company is party (including, without limitation, any stock acquisition, reorganization, merger or consolidation but excluding any sale of stock for capital raising purposes) that results in the voting securities of the Company outstanding immediately prior thereto failing to represent immediately after such transaction or series of transactions (either by remaining outstanding or by being converted into voting securities of the surviving entity or the entity that controls such surviving entity) a majority of the total voting power represented by the outstanding voting securities of the Company, such surviving entity or the entity that controls such surviving entity, or (b) a sale, lease or other conveyance of all or substantially all of the assets of the Company.

Conversion. Holders of Series B preferred stock have the right, at their option at any time, to convert any shares into common stock. Every 10 shares of preferred stock will convert into one share of common stock, at the current conversion rate. The conversion ratio is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like. In addition, at such time as the Registration Statement covering the resale of the shares of common stock is declared effective, then all outstanding Series B preferred stock shall be automatically converted into common stock at the then effective conversion rate.

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583 thousand shares with an original purchase price of $1.8 million out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders’ equity by the same amount to reflect the Company’s obligations with respect to this matter.  The obligation accrues interest at the rate of 5.25% per year.  At December 31, 2014 and 2013, the Company had accrued an outstanding obligation of $2.6 million and $2.5 million, respectively.  Full cash payment to the Cordillera Fund is past due.  The Company expects to pay this obligation upon availability of funds after paying senior secured obligations.

8. Outstanding Warrants

During the year ended December 31, 2014, the Company granted 148 thousand common stock warrants, which had the potential to enhance returns for accredited investors who entered into additional Notes. The accredited investors received 2 year warrants exercisable at $0.01 per share as part of the note payment agreements.

For the twelve months ended December 31, 2014, Note investors exercised 217 thousand warrant shares at  exercise prices of $0.01 to $5.00 per share.

A summary of historical warrant activity for the years ended December 31, 2014 and 2013 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2012	181	$2.70	2.67
Granted	582	2.60
Exercised	(264)	0.10
Expired	(29)	11.80
Outstanding December 31, 2013	470	$3.40	4.85
Granted	148	0.01
Exercised	(217)	1.32
Expired	(50)	4.97
Outstanding December 31, 2014	351	3.05	2.69

9. Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at the December 31, 2014:.

Expected dividend yield	0%
Risk-free interest rate	0. 89% - 1.1%
Expected volatility	77.00% - 77.78%
Expected Life (years)	2.5 - 3.0
Exercise price	$0.01
Company stock price	$5.79

There were no warrants granted during the year ended December 31, 2014 that were recorded as liabilities on the date of grant.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

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

Warrant liability: The warrant liability consists of stock warrants issued by the Company that contain a conditional obligation to repurchase feature. In accordance with accounting for warrants as liabilities, the Company calculated the fair value of warrants under Level 3 using the assumptions described in “Fair Value of Warrants”. Realized and unrealized gains and losses related to the change in fair value of the warrant liability are included in other income (expense) in the Consolidated Statement of Operations.

The following table summarizes financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
2014
Warrant liability	$108	$-	$-	$108
2013
Warrant liability	$60	$-	$-	$60

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the twelve months ended December 31, 2014 and 2013:

Balance as of December 31, 2012	$268

Issuances of warrant liabilities	996
Exercise of warrant liabilities	(1,007)
Related change in fair value	(197)
Balance as of December 31, 2013	$60

Related change in fair value	48
Balance as of December 31, 2014	$108

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2014.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

11. Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 1.1 million shares under its 2006 and 2007 Plans and 0.1 million outside the plans, which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant with general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment.

The following is a summary of options granted under the employee stock plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2012	161	752	$5.90
Authorized	100	—	—
Granted	(288)	288	5.80
Exercised	—	(26)	3.30
Forfeited/expired	101	(101)	15.31
Balance as of December 31, 2013	74	913	$4.90
Authorized	100	—	—
Granted	(247)	247	4.38
Exercised	—	(156)	1.69
Forfeited/expired	78	(78)	2.71
Balance as of December 31, 2014	5	926	$5.52

During 2014, the 156 thousand shares of common stock issued upon exercise of options under from the Company’s stock plans had an intrinsic value of $712 thousand at time of exercise. The weighted average strike price for the shares exercised was $1.69 per share and the weighted average closing market price at time of exercise was $6.24.

Vested and unvested options outstanding under the Aemetis Stock Option Plans as of December 31, 2014 and 2013 follow:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Average Intrinsic Value1
2014
Vested	559	$5.89	2.41	$772
Unvested	367	4.95	3.87	356
Total	926	$5.52	2.99	$1,128

2013
Vested	516	$4.40	1.77	$523
Unvested	397	5.70	4.11	9
Total	913	$4.90	2.79	$532

(1) Intrinsic value calculation based on the $5.79 and $3.20 closing price of Aemetis stock on December 31, 2014 and 2013, as reported on the NASDAQ exchange and Over the Counter Bulletin Board respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. None of the non-plan options have been exercised. As of December 31, 2014, all options vested at remaining contractual term of 2.9 years. 9 thousand options were exercised at a weighted average exercise price of $5.50 and 89 thousand options were outstanding as of December 31, 2014.

Following summarizes the options granted under outside the Company stock plans:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Average Intrinsic Value2
2014
Vested	89	$5.50	2.85	$26
Unvested	-	-	-	-
Total	89	$5.50	2.85	$-

2013
Vested	69	$5.50	3.85	$-
Unvested	29	5.50	3.85	-
Total	98	$5.50	3.85	$-

(2) Intrinsic value based on the $5.79 and $3.20 closing price of Aemetis stock on December 31, 2014 and 2013 respectively, as reported on the NASDAQ Exchange and Over the Counter Bulletin Board respectively.

Stock-based compensation for employees

Stock-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

For the year ended December 31, 2014, 2013, and 2012, the Company recorded option expense in the amount of $605 thousand, $512 thousand, and $206 thousand, respectively.

Valuation and Expense Information

All issuances of stock options or other issuances of equity instruments to employees as the consideration for services received by us are accounted for based on the fair value of the equity instrument issued. The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants and the plan.

The weighted-average fair value calculations for options granted to employees within the period are based on the following weighted average assumptions:

	For the year ended December 31
	2014	2013	2012
Dividend-yield	0%	0%	0%
Risk-free interest rate	0. 74 - 1.10%	0.42 - 0.63%	0.28 - 0.38%
Expected volatility	77.00 - 78.43%	73.20 - 75.55%	79.08%
Expected life (years)	3	3	2 - 3
Market value per share on grant date	$4.20 - $ 4.66	$4.00 - $6.50	$5.50
Weighted average fair value per share on grant date	$2.14 - $2.35	$1.92 - $3.19	$2.34 - $2.80

As of December 31, 2014, the Company had $750 thousand of total unrecognized compensation expense for employees which the Company will amortize over the 2.99 years of weighted remaining term.

The Company granted 500 options, 7,600 options, and 11,500 options in the years ended December 31, 2014, 2013, and 2012, respectively to the non-employees under the stock plans and non-plan stock options.  We account for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity Based Payments to Non-Employees. Under ASC 505-50, we determine the fair value of the options using Black Scholes option pricing model on the grant date and we re-measure the fair value of these options to recognize expense for the vested options for every quarter. We recognized the total expense on these non-employee options of $19 thousand, $10 thousand, $49 thousand for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, the Company had $6 thousand of total unrecognized compensation expense for non-employees which the Company will amortize over the 2.99 years of weighted remaining term.

In addition, Company issued 200 thousand shares in the Company’s restricted common stock for services provided by outside consulting firms at an exercise price between $4.20 and $5.00.  We determine the fair value of the these awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Stock-based compensation awards issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity (deficit) over the applicable service periods based on the fair value of the awards or consideration received at the vesting date.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

12. Agreements

Working Capital Arrangement. In May 2013 we extended the annual Grain Procurement and Working Capital Agreement with J.D. Heiskell that has been in place since March 2011.  Pursuant to the agreement we agreed to procure whole yellow corn and grain sorghum (also called “milo”) from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2015 and is automatically renewed for additional one-year terms. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company and all WDG and condensed distillers solubles to A.L. Gilbert. Our relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for an ethanol plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Grain Procurement and Working Capital
Agreements during the year ended December 31, 2014, 2013 and 2012 were as follows:

	Year ended December 31
	2014	2013	2012
Ethanol sales	$148,408	$106,566	128,831
Wet distiller's grains sales	32,689	26,490	35,469
Corn oil sales	4,501	2,609	2,583
Corn purchases	120,915	96,000	156,985
Milo Purchases	-	11,523
Accounts receivable	368	641	395
Accounts payable	1,965	2,228	2,650

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A. L Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements with Kinergy Marketing matures on August 31, 2015 and with A.L Gilbert on December 31, 2015 with automatic one-year renewals thereafter.  For the years ended December 31, 2014, 2013 and 2012, the Company expensed marketing costs of $2.9 million, $2.1 million and $2.4 million, respectively, under the terms of both ethanol and wet distillers grains agreements.

13. Segment Information

Aemetis recognizes two reportable geographic segments: “India” and “North America.”

The “India” operating segment encompasses the Company’s 50 MGY name plate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

The “North America” operating segment includes the Company’s owned 55 MGY name plate capacity ethanol plant in Keyes, California and its technology lab in College Park, Maryland. As the Company’s technology gains market acceptance, this business segment will include its domestic commercial application of cellulosic ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Summarized financial information by reportable segment for the years ended December 31, 2014, 2013 and 2012 follow:

	For the year ended December 31,
	2014	2013	2012
Revenues
North America	$195,416	$144,698	$175,501
India	12,267	32,816	13,547
Total revenues	$207,683	$177,514	$189,048

Cost of goods sold
North America	$158,719	$130,498	$183,784
India	11,820	28,722	14,191
Total cost of goods sold	$170,539	$159,220	$197,975

Gross profit (loss)
North America	$36,697	$14,200	$(8,283)
India	447	4,094	(644)

Total gross profit (loss)	$37,144	$18,294	$(8,927)

North America: In 2014, 2013 and 2012, all of the Company’s revenues from sales of ethanol, WDG and corn oil were sold to J.D. Heiskell pursuant to the Corn Procurement and Working Capital Agreement. Sales to J.D. Heiskell accounted for 95%, 94% and 95% of the Company’s North American segment consolidated revenues in 2014, 2013 and 2012 respectively.

India:  During 2014, three customers accounted for 80% of India sales through their purchase of Refined Glycerin, and four customers accounted for 80% of India sales through its purchase of biodiesel. During 2013, three customers accounted for 79% of India sales through their purchase of Refined Glycerin, two customers accounted for 97% of India sales through their purchase of Refined Palm Oil, one customer accounted for 69% of India sales through its purchase of biodiesel.  In 2012, two customers accounted for 45.8% of sales through their purchase of Refined Palm Oil. One customer accounted for 10.7% of consolidated sales through its purchase of biodiesel.

Company total assets by segment follow:

	December 31,	December 31,
	2014	2013

North America	$76,066	$83,183
India	13,110	13,959
Total Assets	$89,176	$97,142

14. Quarterly Financial Data (Unaudited)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 is as follows:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

2014	For the three months ended				For the year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
Revenues	$60,665	$57,195	$48,348	$41,475	$207,683

Cost of goods sold	45,041	45,842	40,633	39,023	170,539

Gross profit	15,624	11,353	7,715	2,452	37,144

Research and development expenses	100	141	101	117	459
Selling, general and administrative expenses	2,842	3,449	2,972	3,332	12,595

Operating income/(loss)	12,682	7,763	4,642	(997)	24,090

Other income/(expense)

Interest expense
Interest rate expense	(2,920)	(2,530)	(2,287)	(2,315)	(10,052)
Amortization expense	(2,118)	(2,502)	(741)	(677)	(6,038)
Loss on debt extinguishment	(115)	-	(1,231)	-	(1,346)
Gain on sale of assets	-	(119)	-	-	(119)
Other income/(expense)	164	110	81	249	604

Income /(Loss) before income taxes	7,693	2,722	464	(3,740)	7,139

Income tax expense	(6)	-	-	-	(6)

Net income /(loss)	7,687	2,722	464	(3,740)	7,133

Other comprehensive income (loss)
Foreign currency translation adjustment	108	-	(98)	(56)	(46)
Comprehensive income (loss)	$7,795	$2,722	$366	$(3,796)	$7,087

Net income (loss) per common share
Basic	$0.38	$0.13	$0.02	$(0.18)	$0.35
Diluted	$0.34	$0.13	$0.02	$(0.18)	$0.34
Weighted average shares outstanding
Basic	20,007	20,284	20,555	20,630	20,371
Diluted	22,657	20,948	21,476	20,630	21,047

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

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

	For the three months ended				For the year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2013	2013	2013	2013	2013
Revenues	$19,420	$47,353	$56,688	$54,053	$177,514

Cost of goods sold	19,173	43,602	53,652	42,793	159,220

Gross profit	247	3,751	3,036	11,260	18,294

Research and development expenses	229	124	115	71	539
Selling, general and administrative expenses	4,215	3,984	3,879	3,197	15,275

Operating income/(loss)	(4,197)	(357)	(958)	7,992	2,480

Other income/(expense)

Interest expense
Interest rate expense	(2,671)	(2,913)	(2,933)	(3,291)	(11,808)
Amortization expense	(2,273)	(6,071)	(2,020)	(2,103)	(12,467)
Loss on debt extinguishment	(956)	(232)	(2,521)	-	(3,709)
Gain on sale of assets	126	48	108	47	329
Other income/(expense)	163	(67)	35	613	744

Income (Loss) before income taxes	(9,808)	(9,592)	(8,289)	3,258	(24,431)

Income tax expense	(6)	-	-	-	(6)

Net income /(loss)	(9,814)	(9,592)	(8,289)	3,258	(24,437)

Other comprehensive income (loss)
Foreign currency translation adjustment	199	(600)	(275)	78	(598)
Comprehensive (loss)/income	$(9,615)	$(10,192)	$(8,564)	$3,336	$(25,035)

Net (loss)/income per common share
Basic	$(0.54)	$(0.51)	$(0.43)	$0.16	$(1.28)
Diluted	$(0.54)	$(0.51)	$(0.43)	$0.16	$(1.28)
Weighted average shares outstanding
Basic	18,223	18,964	19,390	19,806	19,101
Diluted	18,223	18,964	19,390	20,272	19,101

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

15. Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, amounts of $0.4 million and $1.0 million in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of December 31, 2014 and 2013.  For the years ended December 31, 2014, 2013, and 2012, the Company expensed $191 thousand, $110 thousand, and $65 thousand, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities.

As consideration for Amendment No.8 with which we entered with Third Eye Capital on November 7, 2014, the unconditional personal Guaranty from Chairman of the Company, the guaranties from Company parties and McAfee Capital, LLC owned by Mr. Eric McAfee were all reaffirmed. The Company also agreed to pay $0.2 million in consideration to Mr. McAfee and McAfee Capital in exchange for their willingness to provide the guaranties. As part of this Guarantee fee agreement, $172 thousand was paid as of December 31, 2014 and $28 thousand is accrued in the balance sheet as of December 31, 2014.

For the years ending December 31, 2014, 2013 and 2012, Eric McAfee received payments from the Company of principal, interest and fees associated with a revolving line of credit co-owned with Laird Cagan, a related party, and other investors, by converting part of the balance due for none, 1.2 million, and 6.2 million shares of common stock, respectively. Laird Cagan received none, 0.7 million and 2.6 million shares of common stock as part of the same payments-for-stock transactions with the same terms.

The Company owes various Board Members amounts totaling $1.7 million each as of December 31, 2014 and 2013, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet.  For each of the years ended December 31, 2014, 2013, and 2012, the Company expensed $0.4 million each year then ended,  in connection with board compensation fees.

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc., entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital.  Third Eye Capital extended credit in the form of (i) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (ii) senior secured term loans in the principal amount of $10.0 million to convert the Revenue Participation agreement to a Note (“Revenue Participation Term Notes”); and (iii) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party. Please refer to Note Payable - Note 5 for more information on the transactions with Third Eye Capital.

16. Income Tax

The Company files a consolidated federal income tax return including all its domestic subsidiaries. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Components of tax expense (benefit) consist of the following:

	2014	2013	2012
Current:
Federal	-
State and Local	$6	$6	$4
Foreign	-	-	-
	6	6	4

Deferred:
Federal	-	-	(934)
State and Local	-	-	(151)
Foreign	-	-	-
Income tax expense/(benefit)	$6	$6	$(1,081)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

During the year ended December 31, 2014, 2013, and 2012, there is minimal tax expense recognized. The deferred tax liability resulted in a reduction in the valuation allowance of the Company, as the Company believes the reversal of the deferred tax liability will occur prior to the expiration of the NOL carryforward. During the year ended December 31, 2014, 2013, and 2012, there is minimal tax expense recognized due to state minimum taxes and the Company's valuation allowance. U.S. loss and foreign loss before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012

United States	$8,652	$(24,712)	$(2,981)
Foreign	(1,513)	281	(2,382)
Pretax Income	$7,139	$(24,431)	$(5,363)

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (34%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2014	2013	2012
Income tax expense (benefit) at the federal statutory rate	2,427	(8,307)	(1,824)
State tax expense (benefit)	1,089	(695)	(476)
Foreign tax rate differential	302	220	475
Stock-based compensation	204	556	382
Interest Expense	53	328	430
Loss on Debt Extinguishment	-	1,162	3,708
Gain on Bargain Purchase	-	-	(16,728)
Other	(147)	69	(160)
Cilion Transactions	-	-	302
Credits	(25)	-	(150)
Valuation Allowance	(3,897)	6,673	12,960

Income Tax Expense	6	6	(1,081)

Effective Tax Rate	0.08%	-0.02%	20.16%

The components of the net deferred tax asset or (liability) are as follows:

	Year Ended December 31,
	2014	2013
Deferred Tax Assets & (Liabilities):
Organization, start-up costs & intangible assets	$8,750	$9,303
Stock-based compensation	86	115
Property, plant and equipment	(22,015)	(18,930)
Net operating loss carryforward and Credits	49,645	49,139
Convertible debt	(5)	(5)
Ethanol Credits	1,500	1,500
Debt Extinguishment	2,239	2,536
Other, net	592	1,544
Subtotal	$40,792	$45,202

Valuation Allowance	(40,792)	(45,202)

Deferred tax assets (liabilities)	$-	$-

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Based on the Company’s evaluation of current and anticipated future taxable income, the Company believes it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets.

The Company does not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.  At December 31, 2014, 2013 and 2012, these undistributed losses totaled $10.7 million, $9.2 million and $9.5million, respectively. If any earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2014, the Company’s uncertain tax positions were not significant for income tax purposes.

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

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2014:

United States — Federal	2005 – present
United States — State	2005– present
India	2006 – present
Mauritius	2006 – present

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $117.0 million and state net operating loss carryforwards of approximately $114.0 million.  Included in the federal and state net operating loss carryovers are approximately $0.3 million and $0.2 million of excess stock based compensation related deductions that will be credited to additional paid in capital when the tax benefits realized. The Company also has approximately $1.5 million of alcohol and cellulosic biofuel credit carryforwards. The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2032. The state net operating loss carryforwards expire on various dates between 2027 through 2032. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by US or India statute regarding net operating loss carryovers and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. The Company’s India subsidiary also will have net operating loss carryforwards as of March 31, 2015, its tax fiscal year end, of approximately $10 million in US dollars, which expire from March 30, 2016 to March 30, 2023.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

17. Parent Company Financial Statements (Unaudited)

The following is a summary of the Parent Company financial statements for the years ended December 31, 2014, 2013 and 2012:

Aemetis, Inc. (Parent Company)
Consolidated Balance Sheets
As of December 31, 2014 and 2013

Assets	2014	2013
Current assets
Cash and cash equivalents	65	14
Intercompany receivables	24,578	27,627
Prepaid expenses	609	-
Total current assets	25,252	27,641

Investments in Subsidiaries, net of advances
Investment in Aemetis International, Inc.	1,082	2,679
Investment in Aemetis Americas, Inc	-	-
Total investments in Subsidiaries, net of advances	1,082	2,679

Other assets	23	23

Total Assets	$26,357	$30,343

Liabilities & stockholders' deficit
Current liabilities
Accounts payable	2,869	3,397
Outstanding checks in excess of cash	-	-
Mandatorily redeemable Series B convertibe preferred	2,641	2,540
Other current liabilities	996	1,678
Total current liabilities	6,506	7,615

Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	18,497	31,325
Investment in Aemetis Americas, Inc	205	247
Investment in Aemetis Biofuels, Inc.	2,741	2,741
Investment in Aemetis Technologies, Inc.	1,031	833
Investment in Biofuels Marketing, Inc.	349	349
Total subsidiary obligation in excess of investment	22,823	35,495

Total long term liabilities	$22,823	$35,495

Stockholders' deficit
Series B Preferred convertible stock	2	2
Common stock	21	20
Additional paid-in capital	87,080	84,373
Accumulated deficit	(87,113)	(94,246)
Accumulated other comprehensive loss	(2,962)	(2,916)
Total stockholders' deficit	(2,972)	(12,767)
Total liabilities & stockholders' deficit	$26,357	$30,343

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Equity in subsidiary gains (losses)	11,123	(22,134)	(12)

Selling, general and administrative expenses	3,942	2,687	2,303

Operating income (loss)	7,181	(24,821)	(2,315)

Other income (expense)
Interest expense	(277)	(187)	(1,866)
Other income (expense)	235	577	(97)

Income (loss) before income taxes	7,139	(24,431)	(4,278)

Income tax expense	(6)	(6)	(4)

Net gain (loss)	7,133	(24,437)	(4,282)

Other comprehensive loss
Foreign currency translation adjustment	(46)	(598)	(75)
Comprehensive income (loss)	7,087	(25,035)	(4,357)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Operating activities:
Net income (loss)	7,133	(24,437)	(4,282)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Stock-based compensation	624	1,760	686
Stock issued in connection with services	645	-	-
Amortization of debt issuance discount	-	-	401
Change in fair value of warrant liability	48	(197)	97
Changes in assets and liabilities:
Subsidiary portion of net (gains) losses	(11,123)	22,134	12
Prepaid expenses	(539)	-	5
Accounts payable	(512)	(640)	237
Accrued interest expense	-	-	683
Other liabilities	(629)	(178)	288
Net cash used in operating activities	(4,353)	(1,558)	(1,873)

Investing activities:
Change in outstanding checks in excess of cash	-	(26)	26
Subsidiary advances, net	4,399	515	9,417
Net cash provided in investing activities	4,399	489	9,443

Financing activities:
Proceeds from borrowings under secured debt facilities	-	-	840
Repayments of borrowings under secured debt facilities	-	-	(8,412)
Equity Offering	-	1,075	-
Issuance of common stock for services, option and warrant exercises	5	8	1
Net cash provided by (used in) financing activities	5	1,083	(7,571)

Net increase in cash and cash equivalents	51	14	(1)

Cash and cash equivalents at beginning of period	14	-	1
Cash and cash equivalents at end of period	$65	$14	$(0)

Supplemental disclosures of cash flow information, cash paid:

Interest payments	6,824	4,522	2,085
Income tax expense	6	6	4

Supplemental disclosures of cash flow information, non-cash transactions:

Proceeds from exercise of stock options applied to accounts payable	16	-	-
Issuance of warrants to non-employees to secure procurement and working capital	-	336	-
Issuance of warrants to subordinated debt holders	1,301	1,127	-
Exercise of conversion feature on note to equity	47	-	-
Issuance of shares for acquisition	-	-	12,511
Payments of principal, fees and interest by issuance of stock	-	3,616	11,886

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

18. Subsequent Events

Subordinated Notes

On January 1, 2015, the two accredited investors Subordinated Notes’ maturity was extended until the earlier of (i) June 30, 2015; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 116 thousand in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

In February 2015, the Cagan related party promissory note was amended to extend the maturity date until the earlier of (i) December 31, 2016; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.

Third Eye Capital Amendment

On March 12, 2015, Third Eye Capital agreed to Amendment No. 9 to the Note Purchase Agreement to allow for the repurchase of 1,000,000 shares of common stock of the Company effective as of the date of Amendment No. 9, 573,347 shares of which were repurchased at a price per share equal to $6.00 per share and the remainder of which were repurchased at a price per share equal to the higher of $4.50 per share or the five-day volume weighted average price of the Company’s common stock on the NASDAQ Global Market immediately prior to the date of Amendment No. 9, for an aggregate purchase price of approximately $5.5 million.  An extension of the credit facility allows for the repurchase price to be added to the outstanding principal balance of the existing notes under the Note Purchase Agreement. In addition, Third Eye Capital agreed to remove the covenant that the Company must complete an equity offering of its preferred stock for net proceeds of not less than $20 million with all of such net proceeds to be used to repay the principal outstanding under the Note Purchase.  In addition, Third Eye Capital waived the free cash flow financial covenant under the Note Purchase Agreement for the three months ending March 31, 2015.
19.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. During 2014, the Company’ operations provided positive margins throughout the year and strong cash flows in the first three quarters of the 2014 which was used to pay $23.0 million of senior lender debt.   Management’s plans for the Company include:

●	Operating the Keyes plant;
●	Incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant when economical;
●	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $34.5 million of additional EB-5 notes at 3% interest rate;
●	Refinance the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant
●	Restructuring or refinance the State Bank of India note to allow for additional working capital and reduce current financing costs;
●	Securing higher volumes of international shipments from the Kakinada, India biodiesel and refined glycerin facility; and
●	Continuing to expand in the India market as the diesel subsidy was reduced to zero by June 2014.

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

Aemetis, Inc.

Date: March 12, 2015	By:	/s/ Eric A. McAfee
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric A. McAfee	Chairman/Chief Executive Officer	March 12, 2015
Eric A. McAfee	(Principal Executive Officer and Director)

/s/Todd Waltz	Chief Financial Officer	March 12, 2015
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ Francis Barton	Director	March 12, 2015
Fran Barton

/s/ John R. Block	Director	March 12, 2015
John R. Block

/s/ Dr. Steven Hutcheson	Director	March 12, 2015
Dr. Steven Hutcheson

/s/ Harold Sorgenti	Director	March 12, 2015
Harold Sorgenti