Form 10-Q
period 2015-03-31
AEMETIS, INC
filed 2015-05-07
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36475
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
Large accelerated filer    ☐    Accelerated filer    ☑     Non-accelerated filer   ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The number of shares outstanding of the registrant’s Common Stock on May 1, 2015 was 19,857,142 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2015

INDEX

PART I--FINANCIAL INFORMATION

ii

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts.  Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in demand for renewable fuels; trends in market conditions with respect to prices for inputs for our products verses prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add byproduct processing systems; our ability to expand into alternative markets for  biodiesel and its byproducts, including continuing to expand our sales into international markets; the impact of changes in regulatory policies on our performance, including the Indian government’s recent changes to tax policies, diesel prices and related subsidies; our ability to continue to develop new, and to maintain and protect  new and existing, intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties.  Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

iii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,509	$332
Accounts receivable	1,651	1,262
Inventories	4,641	4,491
Prepaid expenses	903	1,392
Other current assets	414	456
Total current assets	13,118	7,933

Property, plant and equipment, net	74,764	75,810
Goodwill	968	968
Intangible assets, net of accumulated amortization of $284 and $264, respectively	1,516	1,536
Other assets	2,948	2,929
Total assets	$93,314	$89,176

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$8,909	$8,339
Current portion of long term debt	6,318	6,032
Short term borrowings	5,820	6,714
Mandatorily redeemable Series B convertible preferred stock	2,665	2,641
Other current liabilities	4,185	3,590
Total current liabilities	27,897	27,316

Long term liabilities:
Senior secured notes	56,157	57,648
EB-5 notes	19,075	1,534
Other long term	5,784	5,650
Total long term liabilities	81,016	64,832

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,558 and 1,665 shares issued and outstanding each period, respectively (aggregate liquidation preference of $4,675 and $4,995, respectively)	2	2
Common stock, $0.001 par value; 40,000 authorized; 19,847 and 20,650 shares issued and outstanding, respectively	20	21
Additional paid-in capital	83,059	87,080
Accumulated deficit	(95,756)	(87,113)
Accumulated other comprehensive loss	(2,924)	(2,962)
Total stockholders' deficit	(15,599)	(2,972)

Total liabilities and stockholders' deficit	$93,314	$89,176

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
(Unaudited, in thousands except for earnings per share)

	For the three months ended March 31,
	2015	2014
Revenues	$34,726	$60,665

Cost of goods sold	34,954	45,041

Gross profit (loss)	(228)	15,624

Research and development expenses	109	100
Selling, general and administrative expenses	3,634	2,842

Operating income (loss)	(3,971)	12,682

Other income (expense)

Interest expense
Interest rate expense	(2,546)	(2,920)
Amortization expense	(1,723)	(2,118)
Loss on debt extinguishment	(330)	(115)
Other income (expense)	(67)	164

Income (loss) before income taxes	(8,637)	7,693

Income tax expense	(6)	(6)

Net income (loss)	(8,643)	7,687

Other comprehensive income
Foreign currency translation adjustment	38	108
Comprehensive income (loss)	$(8,605)	7,795

Net income(loss) per common share
Basic	$(0.42)	$0.38
Diluted	$(0.42)	$0.34

Weighted average shares outstanding
Basic	20,595	20,007
Diluted	20,595	22,657

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the three months ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$(8,643)	$7,687
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activitites:
Share-based compensation	153	131
Depreciation	1,195	1,152
Debt related amortization expense	1,723	2,118
Intangibles and other amortization expense	32	32
Change in fair value of warrant liability	(29)	48
Loss on extinguishment of debt	330	115

Changes in operating assets and liabilities:
Accounts receivable	(385)	468
Inventory	(117)	50
Prepaid expenses	490	(18)
Other current assets and other assets	19	(399)
Accounts payable	560	(1,453)
Accrued interest expense and fees, net of payments	2,421	145
Other liabilities	563	1,178
Net cash provided by (used in) operating activities	(1,688)	11,254

Investing activities:
Capital expenditures	(14)	(247)
Net cash used in investing activities	(14)	(247)

Financing activities:
Proceeds from borrowings	20,032	960
Repayments of borrowings	(13,173)	(9,581)
Issuance of common stock for services, option and warrant exercises	21	-
Net cash provided by (used in) financing activities	6,880	(8,621)

Effect of exchange rate changes on cash and cash equivalents	(1)	6
Net cash and cash equivalents increase for period	5,177	2,392
Cash and cash equivalents at beginning of period	332	4,926
Cash and cash equivalents at end of period	$5,509	$7,318
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$141	$2,646
Income tax expense	6	6
		-
Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	21	16
Issuance of warrants to subordinated debt holders	668	95
Transfer between debt and other liabilities	-	438
Stock issued in connection with services	-	506
Repurchase of common stock on revolver loan advance	5,522	-
The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

1.         Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc. (formerly AE Biofuels, Inc.), a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”):

●	Aemetis Americas, Inc., a Nevada corporation, and its subsidiary AE Biofuels, Inc., a Delaware corporation;
●	Biofuels Marketing, Inc., a Delaware corporation;
●	Aemetis International, Inc., a Nevada corporation, and its subsidiary International Biofuels, Ltd., a Mauritius corporation, and its subsidiary Universal Biofuels Private, Ltd., an India company;
●	Aemetis Technologies, Inc., a Delaware corporation;
●	Aemetis Biochemicals, Inc., a Nevada corporation;
●	Aemetis Biofuels, Inc., a Delaware corporation, and its subsidiary Energy Enzymes, Inc., a Delaware corporation;
●	AE Advanced Fuels, Inc., a Delaware corporation, and its subsidiaries Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, and Aemetis Facility Keyes, Inc., a Delaware corporation;
●	Aemetis Advanced Fuels, Inc., a Nevada corporation; and,

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

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of March 31, 2015, the consolidated condensed statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014, and the consolidated condensed statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The consolidated condensed balance sheet as of December 31, 2014 was derived from the 2014 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2014 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three months ended March 31, 2015 and 2014 have been prepared on the same basis as the audited consolidated statements as of December 31, 2014 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate additional allowances may be required. There is no allowance for doubtful accounts balance as of March 31, 2015 and December 31, 2014.

Inventories. Inventories are stated at the lower of cost, using the first-in and first-out (FIFO) method, or market.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the biodiesel plant in India. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

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

California Ethanol Producer Incentive Program.  The Company was eligible to participate in the California Ethanol Producer Incentive Program (“CEPIP”). Under the CEPIP, an eligible California ethanol facility could receive up to $3 million in cash per plant per year of operations through 2013 when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, dropped below $0.55 per gallon.   For any month in which a payment is made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. Since these funds are provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company records the proceeds, if any, as a credit to cost of goods sold. With respect to CEPIP payments received and applied as reductions to cost of goods sold, the Company recorded none for the three months ended March 31, 2015 and 2014. During  2013 and 2014, the strength of the crush spread resulted in an obligation to repay CEPIP funding in the amount of $1.8 million, the entire amount of funds received from the program. As of March 31, 2015 and December 31, 2014, the Company carried a remaining liability of $0.5 million and $0.8 million, respectively, for repayment of funds received.

Warrant liability: The Company adopted guidance related to distinguishing liabilities from equity for certain warrants which contain a conditional obligation to repurchase feature. As of March 31, 2015 and December 31, 2014, there were 18,644 warrants outstanding with a conditional obligation to repurchase feature that require liability treatment. As a result, a warrant liability was recorded to recognize the fair value upon issuance of each warrant. The Company estimates the fair value of future liability on warrants using the Black-Scholes pricing model. Assumptions within the pricing model include: 1) the risk-free interest rate, which comes from the U.S. Treasury yield curve for periods within the contractual life of the warrants, 2) the expected life of the warrants which is assumed to be the contractual life of the warrants, and 3) the volatility which is estimated based on an average of the historical volatilities.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Basic and Diluted Net income (Loss) per Share.  Basic income (loss) per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net loss for the three months ended March 31, 2015, potentially dilutive securities have been excluded from the diluted net income per share computations as their effect would be anti-dilutive. As the Company incurred net income for the three months ended March 31, 2014, potentially dilutive securities have been included in the diluted net income per share computations and any potentially anti-dilutive shares have been excluded and are shown below.

The following table reconciles the number of shares utilized in the net income (loss) per share calculations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(In thousands, except per share amounts)

Net income (loss)	$(8,643)	$7,687

Shares:
Weighted average shares outstanding—basic	20,595	20,007

Weighted average dilutive share equivalents from preferred shares	-	2,384
Weighted average dilutive share equivalents from stock options	-	167
Weighted average dilutive share equivalents from common warrants	-	94
Weighted average dilutive share equivalents from convertible promissory note	-	5
Weighted average shares outstanding—diluted	20,595	22,657

Earnings (loss) per share—basic	$(0.42)	$0.38

Earnings (loss) per share—diluted	$(0.42)	$0.34

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of March 31, 2015 and 2014:

	As of
	March 31, 2015	March 31, 2014

Series B preferred (convertible on a 10 to 1 basis)	1,558	-
Common stock options and warrants	1,251	1,137
Total number of potentially dilutive shares excluded from the basic and diluted net income (loss) per share calculation	2,809	1,137

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

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiary that operates in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income (loss).

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

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities,  warrant liability, and debt. The fair value of current financial instruments was estimated to approximate carrying value due to the short term nature of these instruments. The carrying amount of debt obligations, including debt discount issuance costs, held by our senior lender, subordinated debt and seller note payable, at March 31, 2015 amounted to an aggregate of approximately $66.7 million in outstanding obligations. The debts were determined to have an estimated fair value of $67.7 million based on interest rates for comparable debt.  The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value. The warrant liability fair value was estimated using the Black-Scholes valuation pricing model at the end of each reporting period.

Share-Based Compensation. The Company recognizes share based compensation expense in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimated fair value of the Company’s share-based compensation awards at the time the awards are granted adjusted to reflect only those shares that are expected to vest.

In valuing restricted common shares issued to consultants, debt holders, or affiliated investors, the Company estimates the discount for lack of marketability on restricted stock issued, using the Black-Scholes model for pricing call options, which assists in deriving the implied price of put options using the put-call parity principle.  The price of the put option divided by the market price quoted on the NASDAQ market exchange implies the discount for lack of marketability.

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

Debt Modification Accounting. The Company evaluates amendments to its debt in accordance with ASC 540-50 Debt – Modification and Extinguishments for modification and extinguishment accounting.  This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances where the net present value of future cash flows changed more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

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

Recently Issued Accounting Pronouncements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2018. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

2.           Inventory

Inventory consists of the following:

	March 31, 2015	December 31, 2014
Raw materials	$1,262	$1,522
Work-in-progress	1,464	1,453
Finished goods	1,915	1,516
Total inventory	$4,641	$4,491

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	March 31, 2015	December 31, 2014
Land	$2,760	$2,753
Plant and Buildings	82,496	82,338
Furniture and fixtures	460	458
Machinery and equipment	4,072	4,063
Construction in progress	163	148
Total gross property, plant & equipment	89,951	89,760
Less accumulated depreciation	(15,187)	(13,950)
Total net property, plant & equipment	$74,764	$75,810

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded depreciation expense of $1.2 million for each period respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there were no triggering events on the long-lived assets during the three months ended March 31, 2015.

4.        Intangible Assets and Goodwill

Intangible assets and goodwill consist of $1.0 million in patents, $0.6 million in in-process research and development and $1.0 million in goodwill. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles are tested annually in December for impairment at the Aemetis Technologies, Inc. reporting unit level.  During the three months ended March 31, 2015 and 2014, the Company recognized amortization expense of $20 thousand each period, respectively, related to patents.

Future patent and in-process research and development amortization for the next five years and beyond consists of the following:

For the twelve months ending March 31,	Amortization
2016	$80
2017	88
2018	112
2019	134
2020	180
Thereafter	922
Total	$1,516

5.         Notes Payable

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	March 31, 2015	December 31, 2014
Third Eye Capital term note	$7,300	$7,394
Third Eye Capital revolving credit facility	21,267	22,330
Third Eye Capital revenue participation term note	10,065	10,195
Third Eye Capital acquisition term note	17,525	17,728
Cilion shareholder seller note payable	5,410	5,373
State Bank of India secured term loan	6,318	6,032
Subordinated notes	5,282	5,428
EB-5 long term promissory notes	19,075	1,534
Unsecured working capital loans and short-term notes	656	1,287
Total debt	92,898	77,301
Less current portion of debt	12,138	12,746
Total long term debt	$80,760	$64,555

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a Note (“Revenue Participation Term Notes”); (iv) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as the “Notes”). The Notes mature on July 1, 2015*. On November 4, 2014, Third Eye Capital agreed to Amendment No. 8 to the Note Purchase Agreement to extend a line of credit in the amount of $6.0 million available for advance to Aemetis, such advance was added to the outstanding principal balance of the existing Notes under the Note Purchase Agreement. In addition, Third Eye Capital agreed to give Aemetis the right to extend the maturity date of the Notes to January 1, 2016 upon notice and payment of a 3% extension fee.

On March 12, 2015, Third Eye Capital agreed to Amendment No. 9 to the Note Purchase Agreement to allow for the repurchase of 1,000,000 shares of common stock of the Company at an average price of $5.52 per share for an aggregate purchase price of approximately $5.5 million. The repurchase price was added to the outstanding principal balance of the Revolving Credit Facility. Third Eye Capital also agreed to remove the covenant that the Company must complete an equity offering of its preferred stock for net proceeds of not less than $20 million with all of such net proceeds to be used to repay the principal outstanding under the Note Purchase Agreement.  In addition, Third Eye Capital waived the free cash flow financial covenant under the Note Purchase Agreement for the three months ended March 31, 2015. We evaluated the amendment of the Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On April 30, 2015, Third Eye Capital agreed to Amendment No. 10 to the Note Purchase Agreement to allow for the repurchase of 500,000 shares of common stock of the Company at a repurchase price of $5.00 per share for an aggregate purchase price of approximately $2.5 million. The repurchase price was added to the outstanding principal balance of the revolver notes under the Note Purchase Agreement.  In addition, Third Eye Capital agreed to extend the maturity date of the Notes to April 1, 2016 upon notice and payment of a 3% extension fee.  The existing guarantees were reaffirmed. As a result of the Company’s ability to extend the maturity of the Notes under Amendment No.10, the Note balances have been classified as long term debt in the accompanying March 31, 2015 balance sheet.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Further details regarding the terms of the Notes are set forth below under the heading “Terms of Third Eye Capital Notes.”

Terms of Third Eye Capital Notes

Details about each portion of the Third Eye Capital financing facility are as follows:

A.
Term Notes.  As of March 31, 2015, AAFK had $7.3 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.2 million.  The Term Notes mature on July 1, 2015*.  Interest on the Term Notes accrues at 14% per annum.  The Term Notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.

B.
Revolving Credit Facility.  On July 6, 2012, AAFK entered into a Revolving Credit Facility with a commitment of $18.0 million.  Through various amendments to increase the amount of the credit facility available for borrowings under the Note Purchase Agreement, the outstanding amount of the Revolving Loan Facility was at approximately $22.0 million at March 31, 2015. During the three months ended March 31, 2015, interest on the Revolving Credit Facility accrued at the prime rate plus 13.75% (17% as of March 31, 2015) payable monthly in arrears.  The Revolving Credit Facility matures on July 1, 2015*. As of March 31, 2015, AAFK had $21.3 million in principal and interest outstanding, net of unamortized debt issuance costs of $0.7 million on the Revolving Credit Facility.

C.
Revenue Participation Term Notes.  The Revenue Participation Term Note bears interest at 5% per annum and matures on July 1, 2015*. As of March 31, 2015, AAFK had $10.1 million in principal and interest outstanding, net of unamortized discounts of $0.3 million, on the Revenue Participation Term Note.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14% per annum as of March 31, 2015) and mature on July 1, 2015*. As of March 31, 2015, Aemetis Facility Keyes had $17.5 million in principal and interest outstanding, net of unamortized discounts of $0.5 million, on the Acquisition Term Notes.

         *The note maturity date can be extended by the Company to April 2016. As a condition to any such extension, the Company would be required to pay a fee of 3% of the carrying value of the debt.

The Third Eye Capital Notes are secured by first priority liens on all real and personal property, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc.  The Notes all contain cross-collateral and cross-default provisions.  McAfee Capital, LLC (McAfee Capital), solely owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by all of its Company shares.  In addition, Eric McAfee provided a blanket lien on substantially all of his personal assets, and McAfee Capital provided a guarantee in the amount of $8.0 million.

Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full.  As of March 31, 2015, Aemetis Facility Keyes, Inc. had $5.4 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In July 2008, the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $0.3 million, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of March 31, 2015, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.  The principal payments scheduled through March 2015 were not made.  The term loan provides for liquidating damages at a rate of 2% per annum for the period of default. As of March 31, 2015 and December 31, 2014, the State Bank of India loan had $2.7 million and $2.6 million, respectively, in principal outstanding and accrued interest plus default interest of $3.6 million and $3.4 million, respectively. See Note 6 - Commitments and Contingencies for further details.

Subordinated Notes.  On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.0 million in 5% annual interest rate notes to the investors (the “Sub Notes”).  An additional $0.6 million and $0.8 million in Sub Notes were added to one of the existing accredited investor’s Sub Notes balance in May and December 2012, respectively.  This same accredited investor received payments of $0.6 million in principal and $3 thousand in interest in July 2012. The Sub Notes included 2-year warrants exercisable for 170 thousand shares of Aemetis common stock at a price of $0.01 per share, subject to adjustment.  Interest is due at maturity.   Neither AAFK nor Aemetis may make any principal payments under the Sub Notes until all loans made by Third Eye Capital to AAFK are paid in full, except for a few exceptions where Sub Note investors will receive funds from EB-5 investments or sale of equipment.

The Company agreed to an Amendment No.1 to the Sub Notes to extend the maturity of the January 2012 Sub Notes to July 1, 2014 and refinanced the additional December 2012 Sub Note as two Sub Notes dated December 2012 and January 19, 2013, with principal amounts of $0.5 million and $0.1 million, respectively. Both the December 2012 Sub Note and the January 19, 2013 Sub Note had a maturity date of April 30, 2013. On January 24, 2013, an additional $0.3 million Sub Note was issued with a maturity date of April 30, 2013. On May 23, 2013, all Sub Notes above with a maturity date of April 30, 2013 were refinanced as a $1.0 million Sub Note (“May 2013 Note”) with a maturity date of December 31, 2013. On January 1, 2014, the May 2013 Sub Note was amended to extend the maturity date to June 30, 2014 in exchange for (i) a 10 percent cash extension fee paid by adding the fee to the balance of the new note and (ii) 30 thousand in common stock warrants with a term of two years and an exercise price of $0.01 per share. In March 2014, the Company received $0.5 million from EB-5 investments and paid to one of accredited investors holding a January 2012 Sub Note of $0.5 million. On July 1, 2014, the January 2014 Sub Note and two January 2013 Sub Notes with two accredited investors were amended to extend the maturity date to December 31, 2014 in exchange for (i) a 10 percent cash extension fee paid by adding the fee to the balance of the new note and 118 thousand in common stock warrants with a term of two years and an exercise price of $0.01 per share.

On January 1, 2015, the Sub Notes above were amended to extend the maturity date until the earlier of (i) June 30, 2015; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 percent cash extension fee was paid by adding the fee to the balance of the new note and 116 thousand in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share. We evaluated these January 1, 2015 amendments and the refinancing terms of the notes and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loans were extinguished and an extinguishment loss of $0.3 million recognized in the three months ended March 31, 2015.

On March 24, 2015, the Company paid off $180 thousand in subordinated note principal and interest held by one of the accredited investors with the money received from the EB-5 program.

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

At March 31, 2015 and December 31, 2014, the Company owed, in aggregate, subordinated notes in the amount of $5.3 million and $5.4 million in principal and interest outstanding, net of unamortized issuance and fair value discounts of $0.6 million and $0.2 million, respectively.

EB-5 long-term promissory notes.  EB-5 is a US government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. On March 4, 2011, and amended January 19, 2012 and July 24, 2012, the Company entered into a Note Purchase Agreement with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes bearing interest at 3%, each note in the principal amount of $0.5 million is due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million.  The notes are convertible after three years at a conversion price of $30.00 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $0.5 million.  The Company sold notes in the amount of $1.0 million during the first quarter of 2012, $0.5 million during the first quarter of 2014 and $17.5 million during the first quarter of 2015. As of March 31, 2015, $75 thousand in accrued interest remained outstanding on the notes.  The availability of the remaining $17.0 million will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

Unsecured working capital loans.  In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement, Secunderabad agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad of fifteen percent (15%).  In return, the Company agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit.  In the event that the Company’s biodiesel facility operates at a loss, Secunderabad owes the Company 30% of the losses.  The agreement can be terminated by either party at any time without penalty.

During the three months ended March 31, 2015 and 2014, the Company made principal payments to Secunderabad of approximately $0.7 million and $1.5 million, respectively, under the agreement and interest payments of approximately $37 thousand and $51 thousand, respectively, for working capital funding.  At March 31, 2015 and December 31, 2014, the Company had approximately $0.7 million and $1.3 million outstanding under this agreement, respectively.

Scheduled debt repayments for loan obligations follow:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Twelve months ended March 31,	Debt Repayments
2016	$12,138
2017	61,879
2018	3,160
2019	17,500
Total debt	94,677
Discounts	(1,779)
Total debt, net of discounts	$92,898

6.         Commitments and Contingencies

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of March 31, 2015 are as follows:

Twelve months ended March 31,	Future Rent Payments
2016	$427
2017	451
2018	466
2019	483
2020	500
Thereafter	84
Total	$2,411

For the three months ended March 31, 2015 and 2014, the Company recognized lease and rent expense of $107 thousand and $106 thousand, respectively, under existing operating leases.

Legal Proceedings

On March 10, 2011, UBPL received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period.  In addition, since the bank demanded payment of the balance, we have classified the entire loan amount as current. On March 12, 2011, the State Bank of India filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.0 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC. UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate. The State Bank of India has additionally required the personal guarantee of our Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan. Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort. In January 2014, the Company made payment of $162 thousand (1 crore rupees) against principal on the facility which was accepted by the State Bank of India. UBPL filed for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility.  In May 2014, the Company obtained an interim stay in exchange for payments of approximately $0.4 million. In the event that the Company is unable to prevail in the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing company property for recovery of amounts due. As of March 31, 2015 and December 31, 2014, the State Bank of India loan had $2.7 million and $2.6 million, respectively, in principal outstanding and accrued interest plus default interest of $3.6 million and $3.4 million respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District for the Eastern District of California – Fresno Division against the Company and its subsidiary, AAFK. The case was transferred to the Southern District of Indiana and joined as tag-along defendants to a pending Multidistrict Litigation with over a dozen original defendants. The complaint alleges infringement of patent rights assigned to Greenshift that pertain to certain corn oil extraction processes that the Company employs and seeks royalties, damages, treble damages, and attorney’s fees, along with injunctions precluding the Company from infringing its patent rights. The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC, formerly called Solution Recovery Services LLC (“SRS”). The process provider has no obligations to indemnify us. On September 12, 2013, the Company, along with its subsidiary, filed its answer and counterclaims. In response to a motion for summary judgment filed by the original defendants, on October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid. Further, in a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for the Company, along with its subsidiary, finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. Regardless of when it may be appealed, we believe that the likelihood of Greenshift succeeding on appeal with respect to patent invalidity findings is small since the Court’s findings included summary judgments on several grounds for each allegedly infringed patent. If Greenshift successfully appeals the District Court’s findings of invalidity, damages may be $1 million or more.

The only remaining claim alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is anticipated but has not yet been scheduled. If the defendants, including the Company and its subsidiary, succeed in proving inequitable conduct, the patents at issue will be invalidated such that no damages will be awarded to GS Cleantech for infringement and the Court will be asked to determine whether GS Cleantech’s behavior makes this an “exceptional case”. A finding that this is an exceptional case would allow the Court to award to Company and its subsidiary the attorneys’ fees each has expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling.

7.         Outstanding Warrants

During the three months ended March 31, 2015, the Company issued 116 thousand common stock warrants, which have the potential to enhance returns for accredited investors who entered into amendments to Notes and Warrant Purchase Agreements.

The warrants, dated January 1, 2015, have a two year term and are exercisable at $0.01 per share. The fair value of the warrants granted was $668 thousand as determined in accordance with the Black-Scholes option pricing model based on the below assumptions:

Expected dividend yield	0%
Risk-free interest rate	0.66%
Expected volatility	76.71%
Expected Life (years)	2
Exercise price	$0.01
Company Stock Price	$5.79

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

For the three months ended March 31, 2015, note investors exercised 116 thousand warrant shares at the weighted average exercise price of $0.01 per share.

A summary of warrant activity for the three months ended March 31, 2015 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2014	351	$3.05	2.69
Granted	116	0.01
Exercised	(116)	0.01
Outstanding March 31, 2015	351	$3.05	2.45

8.      Fair Value of Warrants

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at the date of issue during the three months ended March 31, 2015:

Expected dividend yield	0%
Risk-free interest rate	0. 56% - 0.73%
Expected volatility	78.34% - 79.43%
Expected Life (years)	2.2 - 2.8
Exercise price	$0.01
Company stock price	$4.22

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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of March 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Warrant liability	$79	$-	$-	$79

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2015:

Balance as of December 31, 2014	$108
Issuances of warrant liabilities	-
Exercise of warrant liabilities	-
Related change in fair value	(29)
Balance as of March 31, 2015	$79

10.      Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 1.2 million shares of common stock under its Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together, the “Company Stock Plans”), which includes both incentive and non-statutory stock options. These options generally expire five years from the date of grant with a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment.

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. None of the non-plan options have been exercised. As of March 31, 2015, all options were vested. 9 thousand options had been exercised at a weighted average exercise price of $5.50 and 89 thousand options were outstanding as of March 31, 2015.

Inducement Equity Plan Options

In March 2015, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of  100,000 non-statutory stock options to purchase common stock.  The Company issued 25 thousand options during March 2015 with a three year vesting period and five year term at a weighted average exercise price of $3.88. As of March 31, 2015, the 25 thousand options were outstanding.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The following is a summary of options granted under the all above stock plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2014	5	1,015	$5.51
Authorized	200	—	—
Granted	(25)	25	3.88
Exercised	-	(71)	2.12
Forfeited/expired	43	(43)	2.12
Balance as of March 31, 2015	223	926	$5.89

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

For the three months ended March 31, 2015 and 2014, the Company recorded stock compensation expense in the amount of $152 thousand and $128 thousand, respectively.

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

The weighted-average fair value calculations for options granted to employees under the employee stock plans and the inducement equity plan within the period are based on the following weighted average assumptions:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	For the quarter ended March 31
	2015	2014
Dividend-yield	0%	0%
Risk-free interest rate	0.89%	0.74%
Expected volatility	78.79%	78.73%
Expected life (years)	3	3
Market value per share on grant date	$3.88	$4.20
Weighted average fair value per share on grant date	$1.99	$2.14

As of March 31, 2015, the Company had $790 thousand of total unrecognized compensation expense for employees which the Company will amortize over the 3.41 years of weighted remaining term.

For non-employees under the stock plans and non-plan stock options, we account for stock-based compensation awards in accordance with ASC 505-50, Equity Based Payments to Non-Employees. Under ASC 505-50, we determine the fair value of the options using Black Scholes option pricing model on the grant date and we re-measure the fair value of these options to recognize expense for the portion of options which vest each quarter. We recognized the total expense on these non-employee options of $1 thousand and $2 thousand for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company had $2 thousand of total unrecognized compensation expense for non-employees which the Company will amortize over the 3.41 years of weighted remaining term.

11.         Agreements

Working Capital Arrangement. In May 2013 we extended the annual Grain Procurement and Working Capital Agreement with J.D. Heiskell that has been in place since March 2011.  Pursuant to the agreement we agreed to procure whole yellow corn and grain sorghum (also called “milo”) from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from J.D.Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2015 and is automatically renewed for additional one-year terms. J. D.Heiskell further agrees to sell all ethanol to Kinergy Marketing or another marketing purchaser designated by the Company and all WDG and condensed distillers solubles to A.L. Gilbert. Our relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for an ethanol plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Grain Procurement and Working Capital
Agreements during the three months ended March 31, 2015 and 2014 as follows:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	Three months ended March 31,
	2015	2014
Ethanol sales	$22,612	$46,004
Wet distiller's grains sales	7,350	9,715
Corn oil sales	865	901
Corn purchases	25,959	33,328
Accounts receivable	333	826
Accounts payable	1,743	2,065

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A. L Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements expire on August 31, 2014 with automatic one-year renewals thereafter.  For the three months ended March 31, 2015 and 2014, the Company expensed marketing costs of $0.6 million and $0.8 million, respectively, under the terms of both ethanol and wet distiller’s grains agreements.

12.         Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Company’s owned ethanol plant in Keyes, California and its technology lab in College Park, Maryland. As the Company’s technology gains market acceptance, this business segment will include its domestic commercial application of cellulosic ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “India” operating segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

Summarized financial information by reportable segment for the three months ended March 31, 2015 and 2014 follows:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	For the three months ended March 31,
	2015	2014
Revenues
North America	$33,207	$59,081
India	1,519	1,584
Total revenues	$34,726	$60,665

Cost of goods sold
North America	$33,369	$43,409
India	1,585	1,632
Total cost of goods sold	$34,954	$45,041

Gross profit (loss)
North America	$(162)	$15,672
India	(66)	(48)

Total gross profit (loss)	$(228)	$15,624

North America: During the three months ended March 31, 2015, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol, corn oil and WDG to J.D. Heiskell accounted for 93% of the Company’s North America segment revenues for the three months ended March 31, 2015.

During the three months ended March 31, 2014, all of the Company’s revenues from ethanol and WDG were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 98% of the Company’s North America segment revenues for the three months ended March 31, 2014.

India. During the three months ended March 31, 2015, two customers in biodiesel accounted for 15% and 14%, and one customer in refined glycerin accounted for 15%, of the consolidated India segment revenues.  During the three months ended March 31, 2014, two customers in biodiesel accounted for 21% and 19%, and two customers in Refined glycerin accounted for 14% and 11%, of the consolidated India segment revenues.

Total assets consist of the following:

	As of	As of
	March 31,	December 31,
	2015	2014

North America	$79,987	$76,066
India	13,327	13,110
Total Assets	$93,314	$89,176

13.         Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, amounts of $0.4 million each in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of March 31, 2015 and December 31, 2014.  For the three months ended March 31, 2015 and 2014, the Company expensed $27 thousand and $34 thousand, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)
14.         Subsequent Events

Third Eye Capital Debt Agreement Amendment

On April 30, 2015, Third Eye Capital agreed to Amendment No. 10 to the note purchase agreement to allow for the repurchase of 500,000 shares of common stock of the Company effective as of the date of the amendment.  Shares were repurchased at a price per share equal to $5.00 per share, for an aggregate purchase price of approximately $2.5 million. An extension of the credit facility allows for the repurchase price to be added to the outstanding principal balance of the existing notes. In addition, Third Eye Capital agreed to extend the maturity date of the notes to April 1, 2016 upon notice and payment of a 3% extension fee.

15.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. During 2015, the Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender.  Management’s plans for the Company include:

●	Operating the Keyes plant;
●	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant when economical;
●	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $17.0 million of additional EB-5 notes at 3% interest rate;
●	Refinancing the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant;
●	Restructuring or refinance the State Bank of India note to allow for additional working capital and reduce current financing costs;
●	Securing higher volumes of international shipments from the Kakinada, India biodiesel and refined glycerin facility; and
●	Continuing to expand in the India market as the subsidy on diesel was lifted and sales of biodiesel into the diesel market have been subject to deregulation.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2015 to the three months ended March 31, 2014.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and refined palm oil in India.

Three Months Ended March 31 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$33,207	$59,081	$(25,874)	-43.8%
India	1,519	1,584	(65)	-4.1%

Total	$34,726	$60,665	$(25,939)	-42.8%

North America.  For the three months ended March 31, 2015, we generated 72% of revenue from sales of ethanol, 25% from sales of WDG, and 3% from sales of corn oil and syrup.  During the three months ended March 31, 2015 plant production averaged 104% of nameplate capacity. The decrease in revenues during the three months ended March 31, 2015 was due to a 43% decrease in average price of ethanol to $1.67 while the gallons of ethanol sold decreased by 12% compared to the three months ended March 31, 2014. In addition, the average price of WDG decreased 9% to $90 per ton and the WDG sales volume decreased 17% to 94 thousand tons during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

India.  The slight decrease in revenues was primarily attributable to a decrease in sales volume by 21% to 812 tons of biodiesel while price increased by 2% to $986 per ton of biodiesel and refined glycerin sales volume increased by 48% to 1,059 tons while price per ton decreased by 35% to $679 compared to March 31, 2014. For the three months ended March 31, 2015, we generated 53% of sales from methyl ester/biodiesel and 47% of sales from refined glycerin compared to 62% from sales of methyl ester/biodiesel and 38% from refined glycerin for the three months ended March 31, 2014.

Cost of Goods Sold

Three Months Ended March 31 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$33,369	$43,409	$(10,040)	-23.1%
India	1,585	1,632	(47)	-2.9%

Total	$34,954	$45,041	$(10,087)	-22.4%

North America.  We ground 140 thousand tons of corn during the three months ended March 31, 2015 compared to 161 thousand tons of corn during the three months ended March 31, 2014. Our cost of feedstock per ton decreased by 19% to $186 average per ton during the three months ended March 31, 2015 compared to 2014.

India.  The decrease in costs of goods sold was attributable to the decrease in revenues from the sales of biodiesel and glycerin. In addition, the average feedstock costs for biodiesel decreased by 19% to $515 per metric ton for the three months ended March 31, 2015 compared to $636 per metric ton for the three months ended March 31, 2014. The average feedstock costs for refined glycerin decreased by 39% to $347 per metric ton compared to $569 per metric ton for the three months ended March 31, 2014.

Gross Profit (loss)

Three Months Ended March 31 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$(162)	$15,672	$(15,834)	-101.0%
India	(66)	(48)	(18)	37.5%

Total	$(228)	$15,624	$(15,852)	-101.5%

North America.  We incurred a loss of $162 thousand for the three months ended March 31, 2015 compared to gross profit of $16 thousand in the three months ended March 31, 2014 due to a decrease in ethanol revenue by 44% while cost of goods only decreased by 23%.

India.  The decrease of 37.5% in gross profit (loss) was attributable to the decrease of 21% in biodiesel volume in addition to a decrease in price of refined glycerin by 35%.

Operating Expenses

R&D

Three Months Ended March 31 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$109	$100	$9	9.0%
India	-	-	-	-

Total	$109	$100	$9	9.0%

The R&D expense in our North America segment was consistent for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

SG&A

Three Months Ended March 31 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$3,410	$2,451	$959	39.1%
India	224	391	(167)	-42.7%

Total	$3,634	$2,842	$792	27.9%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the three months ended March 31, 2015 increased to 10% as compared to 4% in the corresponding period of 2014. The increase in SG&A expenses for the three months ended March 31, 2015 were due to an increase in financial and consultant advisory services of $0.9 million and a $0.1 million increase in other miscellaneous items.

India.  SG&A expenses as a percentage of revenue in the three months ended March 31, 2015 decreased to 15% as compared to 25% in the corresponding period of 2014. The decrease was due to lower utilities by $60 thousand, lower professional fees of $33 thousand, and lower repairs and maintenance of $51 thousand.

Other Income and Expense

Three Months Ended March 31 (in thousands)

	2015	2014	Inc/(dec)	% change
North America
Interest expense	$2,284	$2,674	$(390)	-14.6%
Amortization expense	1,723	2,118	(395)	-18.6%
Loss on debt extinguishment	330	115	215	187.0%
Other (income) expense	131	(122)	253	-207.4%

India
Interest expense	262	246	16	6.5%
Other (income) expense	(64)	(42)	(22)	52.4%
Total	$4,666	$4,989	$(323)	-6.5%

Other (Income) Expense.  Other (income) expense consisted primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd. (UBPL), International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies and AE Advanced Fuels and interest accrued on the judgments obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. In addition, the other (income) expense consists of scrap sales from UBPL and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was lower in the three months ended March 31, 2015 due to a lower average debt balance during the current period resulting from payment of principal and interest throughout 2014. The decrease in amortization expense is due to debt issuance costs present during the prior period becoming fully amortized in 2014. The debt extinguishment costs were higher in 2015 than in 2014 as a result of the refinance of three subordinated notes with two accredited investors being accounted for under extinguishment accounting in 2015 compared to the only two January 2014 subordinated notes with one accredited investor that were refinanced in 2014 being accounted for under extinguishment accounting. The increase in other expense in the three months ended March 31, 2015 was due to amortization of a guaranty fee from Amendment No. 8 compared to income recognized from extinguishment of long standing liabilities in the three months ended March 31, 2014.

India.  Interest expense slightly increased in the three months ended March 31, 2015 since there were no payments made on the SBI term loan and a higher average balance of debt. The increase in other income was caused primarily by scrap sales and foreign exchange gains during the three months ended March 31, 2015, compared to only a slight increase in foreign exchange gains in the three months ended March 31, 2014.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $5.5 million at March 31, 2015, of which $5.2 million was held in our North American entities and $0.3 million was held in our Indian subsidiary. Our current ratio at March 31, 2015 was 0.47 compared to a current ratio of 0.29 at December 31, 2014.  We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$5,509	$332
Current assets (including cash, cash equivalents, and deposits)	13,118	7,933
Current liabilities (excluding short term debt)	15,759	14,570
Short & long term debt and other long term liabilities	93,154	77,578

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. During the first quarter of 2015, $17.5 million in funding from the EB-5 program was received into Aemetis’s subsidiary, AE Advanced Fuels, Inc., and to the date of this report, funds from 38 investors, representing $19 million of funding has been released from the escrow account, thus providing an additional source of liquidity for 2015. Our principal uses of cash have been to service indebtedness and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Note 5.  Notes Payable of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

During the fourth quarter of 2014 and the first three months of 2015, ethanol prices have declined significantly, reducing our spread as of March 31, 2015. We operate in a volatile market in which we have little control over the major components of production costs and product revenues.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, corn oil, CDS, biodiesel, waste fats and oils, NPRO, and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant, (ii) continuing to incorporate lower-cost non-food advanced biofuels feedstock at the Keyes plant when economical, thereby increasing operating margins, (iii) selling additional EB-5 Notes, (iv) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (v)  securing higher volumes of international sales from the Kakinada plant, (vi) continuing to expand the domestic India markets, and (vii) using the availability on the existing working capital credit line, the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future. However, there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

At March 31, 2015, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital financing arrangements equaled $56.2 million.  $1.4 million remained available to be drawn under the Third Eye Capital financing arrangements as of March 31, 2015. The current maturity date for all of the Third Eye Capital financing arrangements is July 1, 2015; provided, however, that pursuant to Amendment No. 10 to the Note Purchase Agreement, dated April 30, 2015, we have the right to extend the maturity date of the Notes to April 1, 2016 upon notice and payment of a 3% extension fee. We intend to pay the Notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.  We have engaged an investment bank to assist with exploring financing alternatives.  We believe that we should be able to refinance our senior debt facility with commercial rates commensurate with our current credit profile.

Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities in the past as described in further detail in Note 5. Notes Payable of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

During the first quarter of 2015, we made principal payments of $12.3 million against the Revolving Credit Facility with our senior lender.

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

Change in Working Capital and Cash Flows

During the three months ended March 31, 2015, current and long term debt increased $15.4 million primarily due to (i) accrued interest of $2.4 million, and (ii) additional borrowings of $17.5 million received from the EB-5 escrow and $5.5 million cost of repurchase of stock added to, $1.4 million monitoring fees which were effective from January 2015 from Amendment No. 7 added to, and $2.5 million cash drawn for operations from the Revolving Credit Facility.  The increase in current and long term debt was offset by decreases due to: (i) payments of principal of $12.3 million to our senior lender, $0.2 million to subordinated lenders and $0.7 million to the Secunderabad Oil Limited working capital and (ii) payments of interest of $0.1 million. Current assets increased by $5.1 million primarily due to a (i) $5.2 million increase in cash from North America operations (ii) $0.5 million decrease in prepaid expenses and other assets and (iii) $0.4 million and $0.1 million increase in accounts receivable and inventories.

Net cash used by operating activities during the three months ended March 31, 2015 was $1.7 million consisting of non-cash charges of $3.4 million, net changes in operating assets and liabilities of $3.6 million, and net loss of $8.6 million. The non-cash charges consisted of: (i) $1.8 million and $0.3 million in amortization of debt issuance costs and patents and loss on extinguishment, (ii) $1.2 million in depreciation expenses, and (iii) $0.2 million in stock-based compensation expense. Net changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $0.4 million and inventory of $0.1 million partially offset by a (i) $0.6 million increase in accounts payable, (ii) $0.6 million increase in other liabilities, (iii) $2.4 million increase in accrued interest and (iv) $0.5 million decrease in prepaid expense.

Cash used by investing activities was minimal.

Cash provided by financing activities was $7.5 million primarily from proceeds from borrowings of $25.6 million, offset by payments in principal on long-term term loans of $13.2 million and payments for repurchase of common stock of $4.9 million.

As of the publication of this report, $1.9 million remained available for future draw on the Revolving Credit Facility.

Contractual Obligations and Commitments

Our contractual obligation are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014. We have contractual obligations related to our long-term debt, operating leases and other long-term liabilities. As of March 31, 2015, there has been no material change in our contractual obligations from December 31, 2014, other than an increase in our long term debt due to additional borrowings of $17.5 million received from the EB-5 escrow, a $5.5 million cost of repurchase of stock, $1.4 million in monitoring fees which were effective from January 2015 from Amendment No. 7, $2.5 million in cash drawn for operations from the Revolving Credit Facility and an accrued interest of $2.4 million offset by payments of principal of $12.3 million to our senior lender, $0.2 million to subordinated lenders, $0.7 million to the Secunderabad Oil Limited working capital, and payments of interest of $0.1 million, that will affect our future liquidity as follows:

	Payments due by Period ( In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3 - 5 years	More than 5 years

Long-term debt obligations	$92,898	$12,138	$63,260	$17,500	$-

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of March 31, 2015.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, the following represents our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: revenue recognition; recoverability of long-lived assets, convertible notes, and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our 2014 annual report.

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

For the three months ended March 31, 2015 we did not have any open firm-price purchase commitments with our feedstock suppliers.  At times in our Indian biodiesel business, we reduce our exposure to fluctuations in feedstock prices and the price of biodiesel by entering into fixed price contracts to buy and sell commodities. At the time we enter into a purchase commitment for feedstock, our goal is to also enter into an off-take arrangement with our customer to purchase the biodiesel at a set price.

Commodity Price Risk

In our US operations we produce ethanol, distillers grains and corn oil from corn. Our business is sensitive to changes in the prices of each of these commodities. The price of corn is subject to fluctuations due to unpredictable factors such as weather; corn planted and harvested acreage; changes in national and global supply and demand; and government programs and policies. We use natural gas in the ethanol production process and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons. Ethanol prices are sensitive to world crude-oil supply and demand; crude oil refining capacity and utilization; government regulation; and consumer demand for alternative fuels. Distillers grains prices are sensitive to various demand factors such as population of livestock, prices for feed alternatives, and supply factors, primarily wet distillers grains production by California ethanol plants and dry distillers grains production from Midwest ethanol plants. Even though our commodity outputs and input are sensitive to changes in market prices, we only opportunistically pursue fixed contract arrangements on a limited basis with regard to the various commodities used in our business.

Ethanol Production

A sensitivity analysis has been prepared to estimate our ethanol production exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas inputs, and ethanol and distillers grains outputs for the three months ended March 31, 2015. The results of this analysis, which may differ from actual results, are as follows (in millions):

Commodity	Estimated Total Volume Requirements for the Next 3 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	18.3	Gallons	$3.04
Corn	6.5	Bushels	$3.41
Distillers grains	0.1	Tons (2)	$1.11
Natural gas	0.4	MMBTU (3)	$0.02
(1) Volume requirements assume production at name-plate capacity.
(2) Distillers grains quantities are stated on an equivalent ton basis.
(3) Millions of Thermal Units

Corn Oil

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for the three months ended March 31, 2015. The corn oil market risk at March 31, 2015, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $0.1 million.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from issuing term and revolving loans that bear variable interest rates. Specifically, we had $57.9 million, before unamortized debt issuance costs, in US Dollar denominated outstanding variable interest-rate term debt as of March 31, 2015. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR. A 1% increase in LIBOR would increase our annual interest cost on such debt by approximately $0.6 million in the aggregate. Other details of our outstanding debt are discussed in 5. Notes Payable in the Notes to the consolidated financial statements included as a part of this report.

The interest rate on our India operations debt facility is subject to adjustments based on the Reserve Bank of India advance rate. Based on the amount of our senior secured floating-rate term debt as of March 31, 2015, each 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $63 thousand US dollars. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2015 with no subsequent change in rates for the remainder of the period.

Foreign Currency Exchange Rate Risk

We do expect to have exposure to foreign currency risk as we conduct most of our India business in Indian Rupees. Our India subsidiaries use the Indian Rupee local currency as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the Indian Rupee (INR) to US Dollar (USD) exchange rate.  For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining year-to-date net income (loss) on the Balance Sheet, but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss) on the Statement of Operations. For the three months ended March 31, 2015 and 2014, we recognized a gain of $38 thousand and $108 thousand, respectively, associated with foreign currency translation adjustments to other comprehensive income (loss).  We prepared a foreign currency exchange rate risk sensitivity analysis to estimate our exposure to currency fluctuations. Using the three months ended March 31, 2015 Indian subsidiary financials and applying the appropriate actual weighted average or end exchange rate and then incrementing by 10 points each respective INR to USD exchange rate resulted in a $78 thousand impact to Net income (loss), a $4.5 million change in Total Liabilities, a $2.4 million change in Stockholders’ equity (deficit), and a $2.1 million change in Total Assets in our Indian subsidiary.

As of March 31, 2015, we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of the effectiveness of controls in future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.                 Legal Proceedings

On March 10, 2011, UBPL received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period.  In addition, since the bank demanded payment of the balance, we have classified the entire loan amount as current. On March 12, 2011, the State Bank of India filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.0 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC. UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate. The State Bank of India has additionally required the personal guarantee of our Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan. Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort. In January 2014, the Company made payment of $162 thousand (1 crore rupees) against principal on the facility which was accepted by the State Bank of India. UBPL filed for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility In May 2014 the Company obtained an interim stay in exchange for payments of approximately $0.4 million. In the event that the Company is unable to prevail in the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing company property for recovery of amounts due.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District for the Eastern District of California – Fresno Division against the Company and its subsidiary, AAFK. The case was transferred to the Southern District of Indiana and joined as tag-along defendants to a pending Multidistrict Litigation with over a dozen original defendants. The complaint alleges infringement of patent rights assigned to Greenshift that pertain to certain corn oil extraction processes that the Company employs and seeks royalties, damages, treble damages, and attorney’s fees, along with injunctions precluding the Company from infringing its patent rights. The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC, formerly called Solution Recovery Services LLC (“SRS”). The process provider has no obligations to indemnify us. On September 12, 2013, the Company, along with its subsidiary, filed its answer and counterclaims. In response to a motion for summary judgment filed by the original defendants, on October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid. Further, in a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for the Company, along with its subsidiary, finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. Regardless of when it may be appealed, we believe that the likelihood of Greenshift succeeding on appeal with respect to patent invalidity findings is small since the Court’s findings included summary judgments on several grounds for each allegedly infringed patent. If Greenshift successfully appeals the District Court’s findings of invalidity, damages may be $1 million or more.

The only remaining claim alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is anticipated but has not yet been scheduled. If the defendants, including the Company and its subsidiary, succeed in proving inequitable conduct, the patents at issue will be invalidated such that no damages will be awarded to GS Cleantech for infringement and the Court will be asked to determine whether GS Cleantech’s behavior makes this an “exceptional case”. A finding that this is an exceptional case would allow the Court to award to Company and its subsidiary the attorneys’ fees each has expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling.

Item 1A.              Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 12, 2015.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2015, we issued 116 thousand shares of our common stock to two subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

Each of these issuances was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3.                 Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2015.

Item 4.                 Mine Safety Disclosures.

None

Item 5.                 Other Information.

On April 30, 2015, Third Eye Capital agreed to Amendment No. 10 to the note purchase agreement to allow for the repurchase of 500,000 shares of common stock of the Company effective as of the date of the amendment.  Shares were repurchased at a price per share equal to $5.00 per share, for an aggregate purchase price of approximately $2.5 million. An extension of the credit facility allows for the repurchase price to be added to the outstanding principal balance of the existing notes. In addition, Third Eye Capital agreed to extend the maturity date of the Notes to April 1, 2016 upon notice and payment of a 3% extension fee.

The foregoing description of Amendment No. 10 is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 10, which is filed as Exhibit 10.1 hereto, and is incorporated by reference herein.

Item 6.	Exhibits.

3.1	Certificate of Change of Aemetis, Inc. as filed with the Secretary of State of the State of Nevada on May 9, 2014.
10.1
Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30 , 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.

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

AEMETIS, INC.

Date: May 7, 2015	By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer
(Principal Executive Officer)

AEMETIS, INC.

Date: May 7, 2015	By:	/s/ TODD WALTZ
Todd Waltz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)