Form 10-Q
period 2015-06-30
AEMETIS, INC
filed 2015-08-07
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015
Or

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

Large accelerated filer    ☐   Accelerated filer    ☑     Non-accelerated filer   ☐   Smaller reporting company  ☐ 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The number of shares outstanding of the registrant’s Common Stock on July 31, 2015 was 19,473,442 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2015

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

iii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,325	$332
Accounts receivable	2,143	1,262
Inventories	5,427	4,491
Prepaid expenses	961	1,392
Other current assets	403	456
Total current assets	12,259	7,933

Property, plant and equipment, net	73,376	75,810
Goodwill	968	968
Intangible assets, net of accumulated amortization of $304 and $264, respectively	1,496	1,536
Other assets	3,052	2,929
Total assets	$91,151	$89,176

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$8,208	$8,339
Current portion of long term debt	6,399	6,032
Short term borrowings	8,382	6,714
Mandatorily redeemable Series B convertible preferred stock	2,690	2,641
Other current liabilities	4,294	3,590
Total current liabilities	29,973	27,316

Long term liabilities:
Senior secured notes	57,375	57,648
EB-5 notes	21,685	1,534
Other long term	5,800	5,650
Total long term liabilities	84,860	64,832

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,458 and 1,665 shares issued and outstanding each period, respectively (aggregate liquidation preference of $4,374 and $4,995, respectively)	1	2
Common stock, $0.001 par value; 40,000 authorized; 19,473 and 20,650 shares issued and outstanding, respectively	19	21
Additional paid-in capital	81,349	87,080
Accumulated deficit	(102,043)	(87,113)
Accumulated other comprehensive loss	(3,008)	(2,962)
Total stockholders' deficit	(23,682)	(2,972)

Total liabilities and stockholders' deficit	$91,151	$89,176

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME / (LOSS)
(Unaudited, in thousands except for earnings per share)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues	$38,067	$57,195	$72,793	$117,860

Cost of goods sold	36,118	45,842	71,072	90,883

Gross profit	1,949	11,353	1,721	26,977

Research and development expenses	104	141	213	241
Selling, general and administrative expenses	3,148	3,449	6,782	6,291

Operating income (loss)	(1,303)	7,763	(5,274)	20,445

Other income (expense)

Interest expense
Interest rate expense	(2,485)	(2,530)	(5,031)	(5,450)
Amortization expense	(2,405)	(2,502)	(4,128)	(4,620)
Loss on debt extinguishment	-	-	(330)	(115)
Gain (loss) on sale or disposal of assets	-	(119)	-	(119)
Other income (expense)	(94)	110	(161)	274

Income (loss) before income taxes	(6,287)	2,722	(14,924)	10,415

Income tax expense	-	-	(6)	(6)

Net income (loss)	$(6,287)	$2,722	$(14,930)	$10,409

Other comprehensive income
Foreign currency translation adjustment	(84)	-	(46)	108
Comprehensive income (loss)	$(6,371)	$2,722	$(14,976)	$10,517

Net income(loss) per common share
Basic	$(0.32)	$0.13	$(0.74)	$0.52
Diluted	$(0.32)	$0.13	$(0.74)	$0.49

Weighted average shares outstanding
Basic	19,590	20,284	20,090	20,146
Diluted	19,590	20,948	20,090	21,299

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the six months ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$(14,930)	$10,409
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activitites:
Share-based compensation	533	290
Stock issued in connection with consultant services	204	-
Depreciation	2,388	2,302
Debt related amortization expense	4,128	4,620
Intangibles and other amortization expense	64	64
Change in fair value of warrant liability	(41)	119
Loss on extinguishment of debt	330	115
Loss on sale/ Disposal of assets	-	119

Changes in operating assets and liabilities:
Accounts receivable	(888)	1,946
Inventory	(963)	(865)
Prepaid expenses	431	(117)
Other current assets and other assets	(98)	(396)
Accounts payable	(78)	(180)
Accrued interest expense and fees, net of payments	4,799	372
Other liabilities	592	489
Net cash provided by (used in) operating activities	(3,529)	19,287

Investing activities:
Capital expenditures	(15)	(467)
Proceeds from the sale of assets	-	99
Net cash used in investing activities	(15)	(368)

Financing activities:
Proceeds from borrowings	25,459	1,966
Repayments of borrowings	(18,939)	(21,025)
Issuance of common stock for services, option and warrant exercises	21	4
Net cash provided by (used in) financing activities	6,541	(19,055)

Effect of exchange rate changes on cash and cash equivalents	(4)	(10)
Net cash and cash equivalents increase (decrease) for period	2,993	(146)
Cash and cash equivalents at beginning of period	332	4,926
Cash and cash equivalents at end of period	$3,325	$4,780
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$245	$4,809
Income tax expense	6	6
		-
Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	21	16
Issuance of warrants to subordinated debt holders	668	95
Transfer between debt and other liabilities	-	438
Stock issued in connection with services	204	715
Repurchase of common stock on revolver loan advance	7,818	-
Exercise of conversion feature on note to equity	-	47

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

1.         Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc. (formerly AE Biofuels, Inc.), a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”):

●	Aemetis Americas, Inc., a Nevada corporation, and its subsidiary AE Biofuels, Inc., a Delaware corporation;

●	Biofuels Marketing, Inc., a Delaware corporation;

●	Aemetis International, Inc., a Nevada corporation, and its subsidiary International Biofuels, Ltd., a Mauritius corporation, and its subsidiary Universal Biofuels Private, Ltd., an India company;

●	Aemetis Technologies, Inc., a Delaware corporation;

●	Aemetis Biochemicals, Inc., a Nevada corporation;

●	Aemetis Biofuels, Inc., a Delaware corporation, and its subsidiary Energy Enzymes, Inc., a Delaware corporation;

●	AE Advanced Fuels, Inc., a Delaware corporation, and its subsidiaries Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, and Aemetis Facility Keyes, Inc., a Delaware corporation;

●	Aemetis Advanced Fuels, Inc., a Nevada corporation;

●	Aemetis Advanced Products Keyes, Inc., a Delaware corporation; and,

●	Aemetis Advanced Fuels Goodland, Inc., a Delaware corporation.

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

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of June 30, 2015, the consolidated condensed statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and the consolidated condensed statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The consolidated condensed balance sheet as of December 31, 2014 was derived from the 2014 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2014 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2015 and 2014 have been prepared on the same basis as the audited consolidated statements as of December 31, 2014 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Revenue recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. The Company records revenues based upon the gross amounts billed to its customers. Revenue from nonmonetary transactions, principally in-kind by-products received in exchange for material processing where the by-product is contemplated by contract to provide value, is recognized at the quoted market price of those goods or by-products received.

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

Accounts Receivable.  The Company sells ethanol, wet distiller’s grains, corn syrup and corn oil through third-party marketing arrangements generally without requiring collateral.  The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer.  Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of the allowance for doubtful accounts.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. There is no allowance for doubtful accounts balance as of June 30, 2015 and December 31, 2014.

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

California Ethanol Producer Incentive Program.  The Company was eligible to participate in the California Ethanol Producer Incentive Program (CEPIP). Under the CEPIP, an eligible California ethanol facility could receive up to $3 million in cash per plant per year of operations through 2013 when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, dropped below $0.55 per gallon.   For any month in which a payment was made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. Since these funds were provided to subsidize current production costs and encourage eligible facilities to either continue production or start up production in low margin environments, the Company recorded the proceeds, if any, as a credit to cost of goods sold. With respect to CEPIP payments received and applied as reductions to cost of goods sold, the Company recorded none for the three and six months ended June 30, 2015 and 2014. During 2013 and 2014, the strength of the crush spread resulted in an obligation to repay CEPIP funding in the amount of $1.8 million, the entire amount of funds received from the program. As of June 30, 2015 and December 31, 2014, the Company carried a remaining liability of $0.3 million and $0.8 million, respectively, for repayment of funds received.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Warrant liability: The Company adopted guidance related to distinguishing liabilities from equity for certain warrants which contain a conditional obligation to repurchase feature. As of June 30, 2015 and December 31, 2014, there were 18,644 warrants outstanding with a conditional obligation to repurchase feature that require liability treatment. As a result, a warrant liability was recorded to recognize the fair value upon issuance of each warrant. The Company estimates the fair value of future liability on warrants using the Black-Scholes pricing model. Assumptions within the pricing model include: 1) the risk-free interest rate, which comes from the U.S. Treasury yield curve for periods within the contractual life of the warrants, 2) the expected life of the warrants which is assumed to be the contractual life of the warrants, and 3) the volatility which is estimated based on an average of the historical volatilities.

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

Basic and Diluted Net income (Loss) per Share.  Basic net income (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net loss for the three and six months ended June 30, 2015, potentially dilutive securities have been excluded from the diluted net income per share computations as their effect would be anti-dilutive. As the Company incurred net income for the three and six months ended June 30, 2014, potentially dilutive securities have been included in the diluted net income per share computations and any potentially anti-dilutive shares have been excluded and are shown below.

The following table reconciles the number of shares utilized in the net income (loss) per share calculations for the three and six months ended June 30, 2015 and 2014:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Net income (loss)	$(6,287)	$2,722	$(14,930)	$10,409

Shares:
Weighted average shares outstanding—basic	19,590	20,284	20,090	20,146

Weighted average dilutive share equivalents from preferred shares	-	238	-	238
Weighted average dilutive share equivalents from stock options	-	232	-	134
Weighted average dilutive share equivalents from common warrants	-	194	-	781
Weighted average dilutive share equivalents from convertible promissory note	-	-	-	-

Weighted average shares outstanding—diluted	19,590	20,948	20,090	21,299

Earnings (loss) per share—basic	$(0.32)	$0.13	$(0.74)	$0.52

Earnings (loss) per share—diluted	$(0.32)	$0.13	$(0.74)	$0.49

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of June 30, 2015 and 2014:

	As of
	June 30, 2015	June 30, 2014

Series B preferred (1:10 post split basis)	146	-
Common stock options and warrants	1,352	587
EB-5 debt convertible to Common stock at $30 per share	717	50
Total number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation	2,215	637

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

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, warrant liability, and debt. The fair value of current financial instruments was estimated to approximate carrying value due to the short term nature of these instruments. The carrying amount of debt obligations, including debt discount issuance costs, held by our senior lender, subordinated debt and seller note payable, at June 30, 2015 amounted to an aggregate of approximately $68.5 million in outstanding obligations. The above debts were determined to have an estimated fair value of $69.2 million based on interest rates for comparable debt.  The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value. The warrant liability fair value was estimated using the Black-Scholes valuation pricing model at the end of each reporting period. Due to the unique terms of our notes payable under the EB-5 program, State Bank of India secured term loan and our unsecured working capital loans and other short-term notes, the fair value of the debt is not determinable

Share-Based Compensation. The Company recognizes share based compensation expense in accordance with ASC 718 Stock Compensation requiring the Company to recognize expense related to the estimated fair value of the Company’s share-based compensation awards at the time the awards are granted adjusted to reflect only those shares that are expected to vest.

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

2.           Inventory

Inventory consists of the following:

	June 30, 2015	December 31, 2014
Raw materials	$1,318	$1,522
Work-in-progress	1,356	1,453
Finished goods	2,753	1,516
Total inventory	$5,427	$4,491

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2015	December 31, 2014
Land	$2,749	$2,753
Plant and Buildings	82,265	82,338
Furniture and fixtures	492	458
Machinery and equipment	4,061	4,063
Construction in progress	124	148
Total gross property, plant & equipment	89,691	89,760
Less accumulated depreciation	(16,315)	(13,950)
Total net property, plant & equipment	$73,376	$75,810

Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and Buildings	20 - 30
Machinery & Equipment	5 - 7
Furniture & Fixtures	3 - 5

For the three months ended June 30, 2015 and 2014, the Company recorded depreciation expense of $1.2 million and $1.1 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded depreciation expense of $2.4 million and $2.3 million, respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there were no triggering events on the long-lived assets during the three and six months ended June 30, 2015.

4.        Intangible Assets and Goodwill

Intangible assets and goodwill consist of $0.9 million in patents, $0.6 million in in-process research and development and $1.0 million in goodwill. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles are tested annually in December for impairment at the Aemetis Technologies, Inc. reporting unit level.  During each of the three months ended June 30, 2015 and 2014, the Company recognized amortization expense of $20 thousand related to patents. During each of the six months ended June 30, 2015 and 2014, the Company recognized amortization expense of $40 thousand related to patents.

Future patent and in-process research and development amortization for the next five years and beyond consists of the following:

For the twelve months ending June 30,	Amortization
2016	$80
2017	96
2018	112
2019	157
2020	157
Thereafter	894
Total	$1,496

5. Notes Payable

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	June 30, 2015	Dece mber 31, 2014
Third Eye Capital term note	$6,189	$7,394
Third Eye Capital revolving credit facility	22,736	22,330
Third Eye Capital revenue participation term note	10,397	10,195
Third Eye Capital acquisition term note	18,053	17,728
Cilion shareholder seller note payable	5,448	5,373
State Bank of India secured term loan	6,399	6,032
Subordinated notes	5,751	5,428
EB-5 long term promissory notes	21,685	1,534
Unsecured working capital loans and short-term notes	2,750	1,287
Total debt	99,408	77,301
Less current portion of debt	14,781	12,746
Total long term debt	$84,627	$64,555

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (“Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as the “Notes”). The Notes mature on April 1, 2016*.

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

On April 30, 2015, Third Eye Capital agreed to Amendment No. 10 to the Note Purchase Agreement to allow for the repurchase of 500,000 shares of common stock of the Company at a repurchase price of $5.00 per share for an aggregate purchase price of approximately $2.5 million. The repurchase price was added to the outstanding principal balance of the Revolving Credit Facility.  In addition, Third Eye Capital agreed to extend the maturity date of the Notes to April 1, 2016 upon notice and payment of a 3% extension fee.  The existing guarantees were reaffirmed. On May 29, 2015, the Company gave notice to extend the maturity date of the Notes to April 1, 2016 and added the 3% fee to the Notes.

On August 6, 2015, Third Eye Capital agreed to Amendment No. 11 to the Note Purchase Agreement to allow for the extension of the maturity date of the Notes to April 1, 2017 provided that the Company i) has $11.5 million in EB-5 funds in escrow as of August 31, 2015, ii) enters into an investment banking engagement by October 1, 2015 to complete a capital market transaction for the sale of shares in the India subsidiary, and iii) repurchases 100,000 shares of common stock at the greater of $4.00 and the closing price on the date of the amendment. In addition, Third Eye Capital waived the free cash flow financial covenant under the Note Purchase Agreement for the three months ended June 30, 2015 and for the three months ending September 30, 2015, and revised the market value to note indebtedness to 65%.  As consideration, Third Eye Capital charged an amendment fee of $1.0 million to be added to the outstanding principal balance of the Revolving Credit Facility and an extension fee equal to 5% of the Note indebtedness to be charged at the time of exercise.  We will evaluate the amendment of the Notes and will determine accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

Further details regarding the terms of the Notes are set forth below under the heading “Terms of Third Eye Capital Notes.”

Terms of Third Eye Capital Notes

Details about each portion of the Third Eye Capital financing facility are as follows:

A.
Term Notes.  As of June 30, 2015, AAFK had $6.2 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.2 million.  The Term Notes mature on April 1, 2016*.  Interest on the Term Notes accrues at 14% per annum.  The Term Notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

B.
Revolving Credit Facility.  On July 6, 2012, AAFK entered into a Revolving Credit Facility with a commitment of $18.0 million.  Through various amendments to the Note Purchase Agreement, the amount of the Revolving Credit Facility was increased to $24.0 million. The Revolving Credit Facility accrues at the prime rate plus 13.75% (17% as of June 30, 2015) payable monthly in arrears.  The Revolving Credit Facility matures on April 1, 2016*. As of June 30, 2015, AAFK had $22.7million in principal and interest outstanding, net of unamortized debt issuance costs of $0.6 million on the Revolving Credit Facility.

C.
Revenue Participation Term Notes.  The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2016*. As of June 30, 2015, AAFK had $10.4 million in principal and interest outstanding, net of unamortized discounts of $0.3 million, on the Revenue Participation Term Note.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14% per annum as of June 30, 2015) and matures on April 1, 2016*. As of June 30, 2015, Aemetis Facility Keyes, Inc.  had $18.1 million in principal and interest outstanding, net of unamortized discounts of $0.5 million, on the Acquisition Term Notes.

         *The note maturity date can be extended by the Company to April 2017. As a condition to any such extension, the Company would be required to pay a fee of 5% of the carrying value of the debt.

The Third Eye Capital Notes are secured by first priority liens on all real and personal property of, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc.  The Notes all contain cross-collateral and cross-default provisions.  McAfee Capital, LLC (McAfee Capital), solely owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by all of its Company shares.  In addition, Eric McAfee provided a blanket lien on substantially all of his personal assets, and McAfee Capital provided a guarantee in the amount of $8.0 million.

Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes.  The notes bear interest at 3% per annum and are due and payable after the Third Eye Capital Notes have been paid in full.  As of June 30, 2015, Aemetis Facility Keyes, Inc. had $5.4 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

State Bank of India secured term loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6.0 million.  The term loan matured in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

In July 2008, the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $0.3 million, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of June 30, 2015, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the Reserve Bank of India advance rate.  No principal payments were made except for payments of $0.2 million each in May 2014 and June 2014 to obtain an interim stay.  The term loan provides for liquidating damages at a rate of 2% per annum for the period of default. As of June 30, 2015 and December 31, 2014, the State Bank of India loan had $2.6 million in principal outstanding and accrued interest plus default interest of $3.8 million and $3.4 million, respectively. See Note 6 - Commitments and Contingencies for further details.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

The Company agreed to an Amendment No. 1 to the Sub Notes to extend the maturity of the January 2012 Sub Notes to July 1, 2014 and issued two Sub Notes dated December 2012 and January 19, 2013, with principal amounts of $0.5 million and $0.1 million, respectively. Both the December 2012 Sub Note and the January 19, 2013 Sub Note had a maturity date of April 30, 2013. On January 24, 2013, an additional $0.3 million Sub Note was issued with a maturity date of April 30, 2013. On May 23, 2013, all Sub Notes above with a maturity date of April 30, 2013 were refinanced as a $1.0 million Sub Note (“May 2013 Note”) with a maturity date of December 31, 2013. On January 1, 2014, the May 2013 Sub Note was amended to extend the maturity date to June 30, 2014 in exchange for a 10 percent cash extension fee paid by adding the fee to the balance of the new note and 30 thousand in common stock warrants with a term of two years and an exercise price of $0.01 per share. In March 2014, the Company received $0.5 million from EB-5 investments and repaid one of the accredited investors holding a January 2012 Sub Note of $0.5 million.  On July 1, 2014 and again on January 1, 2015, the January 2014 Sub Note and two January 2013 Sub Notes with two accredited investors were amended to extend the maturity date to December 31, 2014 and June 30, 2015, respectively in exchange for a 10 percent cash extension fee paid by adding the fee to the balance of the new note and 118 thousand in common stock warrants with a term of two years and an exercise price of $0.01 per share. On March 24, 2015, the Company paid off $180 thousand in Sub Note principal and interest held by one of the accredited investors with the money received from the EB-5 program.

On July 1, 2015, the Sub Notes above were amended to extend the maturity date until the earlier of (i) December 31, 2015; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 percent cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 116 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We will evaluate these July 1, 2015 amendments and the refinancing terms of the notes and determine the accounting in accordance with ASC 470-50 Debt – Modification and Extinguishment.

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

At June 30, 2015 and December 31, 2014, the Company owed, in aggregate, subordinated notes in the amount of $5.8 million and $5.4 million in principal and interest outstanding, net of unamortized issuance and fair value discounts of none and $0.2 million, respectively.

EB-5 long-term promissory notes.  EB-5 is a US government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. On March 4, 2011, and amended January 19, 2012 and July 24, 2012, the Company entered into a Note Purchase Agreement with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes bearing interest at 3%, each note in the principal amount of $0.5 million and due and payable four years from the date of the note, for a total aggregate principal amount of up to $36.0 million.  The notes are convertible after three years at a conversion price of $30.00 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $0.5 million.  The Company sold notes in the amount of $1.0 million during the first quarter of 2012, $0.5 million during the first quarter of 2014, $17.5 million during the first quarter of 2015 and $2.5 million in the second quarter of 2015. As of June 30, 2015, $21.5 million in principal and $185 thousand in accrued interest remained outstanding on the notes.  The availability of the remaining $14.5 million will be determined by the ability of Advanced BioEnergy, LP to attract additional qualified investors.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

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

During the three and six months ended June 30, 2015, the Company made principal payments to Secunderabad of approximately $0.3 million and $1.0 million, respectively, under the agreement and interest payments of approximately $66 thousand and $104 thousand, respectively, for working capital funding.  During the three and six months ended June 30, 2014, the Company made principal payments to Secunderabad of approximately $1.0 million and $2.3 million, respectively, under the agreement and interest payments of approximately $23 thousand and $74 thousand, respectively, for working capital funding.  At June 30, 2015 and December 31, 2014, the Company had approximately $2.8 million and $1.3 million outstanding under this agreement, respectively.

Scheduled debt repayments for loan obligations follow:

Twelve months ended June 30,	Debt Repayments
2016	$14,781
2017	63,017
2018	3,198
2019	20,000
Total debt	100,996
Discounts	(1,588)
Total debt, net of discounts	$99,408

6. Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of June 30, 2015 are as follows:

Twelve months ended June 30,	Future Rent Payments
2016	$439
2017	455
2018	470
2019	487
2020	461
Total	$2,312

For the three months ended June 30, 2015 and 2014, the Company recognized lease and rent expense of $116 thousand and $106 thousand, respectively, under existing operating leases. For the six months ended June 30, 2015 and 2014, the Company recognized lease and rent expense of $222 thousand and $212 thousand, respectively, under existing operating leases.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Legal Proceedings

On March 10, 2011, UBPL received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period.  In addition, since the bank demanded payment of the balance, we have classified the entire loan amount as current. On March 12, 2011, the State Bank of India filed a legal case before the Debt Recovery Tribunal (“DRT”), Hyderabad, for recovery of approximately $5.0 million against the Company and also impleaded Andhra Pradesh Industrial Infrastructure Corporation (“APIIC”) to expedite the process of registration of the factory land for which counter reply is yet to be filed by APIIC. UBPL asserts that the State Bank of India did not provide the committed funding of the working capital loan and only funded a portion of the term loan, thus requiring the Company to enter into a working capital facility at unfavorable terms which served to hinder the business from developing at the planned rate. The State Bank of India has additionally required the personal guarantee of our Executive Officer and the registration of the land underlying the factory as conditions prior to restructure of the loan. Payments have recently been made against the facility; however, the State Bank of India has rejected these payments as a good faith effort. In January 2014, the Company made payment of $162 thousand (1 crore rupees) against principal on the facility which was accepted by the State Bank of India. UBPL filed for a stay against further collection efforts pending the development of sufficient business in a domestic or international market that would allow UBPL to make meaningful repayments against the facility.  In May 2014, the Company obtained an interim stay in exchange for payments of approximately $0.4 million. In the event that the Company is unable to prevail in the aforementioned legal case, DRT may pass a decree for recovery of the amount due, which could include seizing company property for recovery of amounts due. As of June 30, 2015 and December 31, 2014, the State Bank of India loan had $2.6 million in principal outstanding and accrued interest plus default interest of $3.8 million and $3.4 million, respectively.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District Court for the Eastern District of California – Fresno Division against the Company and its subsidiary, AAFK. The case was transferred to the Southern District of Indiana and joined as tag-along defendants to a pending Multidistrict Litigation with over a dozen original defendants. The complaint alleges infringement of patent rights assigned to Greenshift that pertain to certain corn oil extraction processes that the Company employs and seeks royalties, damages, treble damages, and attorney’s fees, along with injunctions precluding the Company from infringing its patent rights. The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC, formerly called Solution Recovery Services LLC (“SRS”). The process provider has no obligations to indemnify us. On September 12, 2013, the Company, along with its subsidiary, filed its answer and counterclaims. In response to a motion for summary judgment filed by the original defendants, on October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid. Further, in a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for the Company, along with its subsidiary, finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. Regardless of when it may be appealed, we believe that the likelihood of Greenshift succeeding on appeal with respect to patent invalidity findings is small since the Court’s findings included summary judgments on several grounds for each allegedly infringed patent. If Greenshift successfully appeals the District Court’s findings of invalidity, damages may be $1 million or more.

The only remaining claim alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is currently scheduled to begin October 5, 2015. If the defendants, including the Company and its subsidiary, succeed in proving inequitable conduct, the patents at issue will be invalidated such that no damages will be awarded to GS Cleantech for infringement and the Court will be asked to determine whether GS Cleantech’s behavior makes this an “exceptional case”.  A finding that this is an exceptional case would allow the Court to award the Company and its subsidiary the attorneys’ fees each has expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling.

7.         Outstanding Warrants

During the three months ended June 30, 2015 the Company did not issue any common stock warrants. During the six months ended June 30, 2015, the Company issued 116 thousand common stock warrants to accredited investors who entered into amendments to Note and Warrant Purchase Agreements.

For the six months ended June 30, 2015, note investors exercised 116 thousand warrant shares at the weighted average exercise price of $0.01 per share.

A summary of warrant activity for the three and six months ended June 30, 2015 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2014	351	$3.05	2.69
Expired	-	-	-
Granted	116	0.01	-
Exercised	(116)	0.01	-
Outstanding March 31, 2015	351	$3.05	2.45
Expired	-	-	-
Granted	-	-	-
Exercised	-	-	-
Outstanding June 30, 2015	351	$3.05	2.20

8.      Fair Value of Warrants

The following table summarizes the assumptions used in computing the fair value of warrants subject to liability and fair value accounting at the date of issue during the three months ended June 30, 2015:

Expected dividend yield
Risk-free interest rate	0. 64% - 0.83%
Expected volatility	73.12% - 76.64%
Expected Life (years)	2.0 - 2.5
Exercise price	$0.01
Company stock price	$3.60

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

Warrant liability: The warrant liability consists of stock warrants issued by the Company that contain a conditional obligation to repurchase feature. In accordance with accounting for warrants as liabilities, the Company calculated the fair value of warrants under Level 3 using the assumptions described in the Note 8 - Fair Value of Warrants. Realized and unrealized gains and losses related to the change in fair value of the warrant liability are included in other income on the Statement of Operations.

The following table summarizes financial liabilities measured at fair value on a recurring basis as of June 30, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Warrant liability	$67	$-	$-	$67

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the three and six months ended June 30, 2015:

Balance as of December 31, 2014	$108
Related change in fair value	(29)
Balance as of March 31, 2015	$79

Related change in fair value	(12)
Balance as of June 30, 2015	$67

10.      Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 1.2 million shares of common stock under its Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together, the “Company Stock Plans”), which includes both incentive and non-statutory stock options and restricted stock awards. The options generally expire five years from the date of grant for all options granted before May 2015 and the expiration term of the options granted from May 2015 is seven years from the date of grant. The options have a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. As of June 30, 2015, all options were vested and 9 thousand options had been exercised at a weighted average exercise price of $5.50 and 89 thousand options were outstanding.

Inducement Equity Plan Options

In March 2015, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory options to purchase common stock.  The Company issued 25 thousand options during March 2015 with a three year vesting period and five year term at a weighted average exercise price of $3.88. As of June 30, 2015, the 25 thousand options were outstanding.

The following is a summary of options granted under the employee stock plans and the inducement equity plan:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2014	5	1,015	$5.51
Authorized	200	—	—
Granted	(173)	173	4.28
Exercised	-	(137)	3.79
Forfeited/expired	50	(50)	2.04
Balance as of June 30, 2015	82	1,001	$5.84

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

For the three months ended June 30, 2015 and 2014, the Company recorded stock compensation expense in the amount of $163 thousand and $159 thousand, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded stock compensation expense in the amount of $533 thousand and $290 thousand, respectively.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

The Company granted 97,500 stock options and 50,000 restricted stock awards during the three months ended June 30, 2015.

The fair value of the restricted stock awards is equal to the market price of the stock on the grant date.

The fair value calculations for options granted to employees under the employee stock plans during the quarter are based on the following assumptions:

Description	Three months ended June 30, 2015
Dividend-yield	0%
Risk-free interest rate	1.53%
Expected volatility	69.34%
Expected life (years)	5
Market value per share on grant date	$4.35
Fair value per share on grant date	$2.52

As of June 30, 2015, the Company had $868 thousand of total unrecognized compensation expense for employees which the Company will amortize over the 1.92 years of weighted remaining term.

11.         Agreements

Working Capital Arrangement. In May 2013 we extended the annual Grain Procurement and Working Capital Agreement with J.D. Heiskell that has been in place since March 2011.  Pursuant to the agreement we agreed to procure whole yellow corn and grain sorghum (also called “milo”) from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2015 and is automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all ethanol to Kinergy Marketing or another marketing purchaser designated by the Company and all WDG and condensed distillers solubles to A.L. Gilbert. Our relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for an ethanol plant.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Grain Procurement and Working Capital greements during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Ethanol sales	$24,247	$40,799	$46,859	$87,747
Wet distiller's grains sales	6,609	11,708	13,959	21,423
Corn oil sales	1,071	1,344	1,936	2,245
Corn purchases	24,934	33,619	50,893	66,947
Accounts receivable	329	458	329	458
Accounts payable	1,673	2,122	1,673	2,122

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the initial terms of the agreements expire on August 31, 2015 with automatic one-year renewals thereafter.  For the three months ended June 30, 2015 and 2014, the Company expensed marketing costs of $0.6 million and $0.8 million, respectively, under the terms of both ethanol and wet distiller’s grains agreements. For the six months ended June 30, 2015 and 2014, the Company expensed marketing costs of $1.2 million and $1.6 million, respectively.

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

Summarized financial information by reportable segment for the three and six months ended June 30, 2015 and 2014 follows:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues
North America	$34,144	$53,999	$67,351	$113,080
India	3,923	3,196	5,442	4,780
Total revenues	$38,067	$57,195	$72,793	$117,860

Cost of goods sold
North America	$32,517	$42,713	$65,886	$86,122
India	3,601	3,129	5,186	4,761
Total cost of goods sold	$36,118	$45,842	$71,072	$90,883

Gross profit
North America	$1,627	$11,286	$1,465	$26,958
India	322	67	256	19

Total gross profit	$1,949	$11,353	$1,721	$26,977

North America: During the three and six months ended June 30, 2015, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 94% and 93% of the Company’s North America segment revenues for the three and six months ended June 30, 2015, respectively.

During the three and six months ended June 30, 2014, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 99.7% and 99% of the Company’s North America segment revenues for the three and six months ended June 30, 2014, respectively.

India. During the three months ended June 30, 2015, two customers in biodiesel accounted for 47% and 10%, of the consolidated India segment revenues compared to three customers in biodiesel who accounted for 72%, 11%, and 10%, of the consolidated India segment revenues during the three months ended June 30, 2014.

During the six months ended June 30, 2015, one customer in biodiesel accounted for 35% and two customers in refined glycerin accounted for 9% each of the consolidated India segment revenues compared to three customers in biodiesel who accounted for 41%, 14%, and 13%, of the consolidated India segment revenues during the three months ended June 30, 2014.

Total assets consist of the following:

	As of
	June 30,	December 31,
	2015	2014

North America	$76,164	$76,066
India	14,987	13,110
Total Assets	$91,151	$89,176

13.         Related Party Transactions

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The Company owes Eric McAfee and McAfee Capital, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of June 30, 2015 and December 31, 2014.  For the three months ended June 30, 2015 and 2014, the Company expensed $11 thousand and $85 thousand,  respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.  For the six months ended June 30, 2015 and 2014, the Company expensed $38 thousand and $119 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.

14.         Subsequent Events

Sub debt refinancing

On July 1, 2015, the January 2014 Sub Note and  January 2013 Sub Note with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2015; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10% cash extension fee was paid by adding the fee to the balance of the new Note and warrants to purchase 116 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share.  These July 1, 2015 amendments and the refinancing terms of the Notes will be evaluated and accounting is determined in accordance with ASC 470-50 Debt – Modification and Extinguishment.

Third Eye Capital Debt Agreement Amendment

On August 6, 2015, Third Eye Capital agreed to Amendment No. 11 to the Note Purchase Agreement to allow for the extension of the maturity date of the Notes to April 1, 2017 provided that the Company i) has $11.5 million in EB-5 funds in escrow as of August 31, 2015, ii) enters into an investment banking engagement by October 1, 2015 to complete a capital market transaction for the sale of shares in the India subsidiary, and iii) repurchases 100,000 shares of common stock at the greater of $4.00 and the closing price on the date of the amendment. In addition, Third Eye Capital waived the free cash flow financial covenant under the Note Purchase Agreement for the three months ended June 30, 2015 and for the three months ending September 30, 2015, and revised the market value to note indebtedness to 65%.  As consideration, Third Eye Capital charged an amendment fee of $1.0 million to be added to the outstanding principal balance of the Revolving Credit Facility and an extension fee equal to 5% of the Note indebtedness to be charged at the time of exercise.  We will evaluate the amendment of the Notes and will determine accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

15.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. During 2015, the Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender.  Management’s plans for the Company include:

●	Operating the Keyes plant;
●	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant when economical;
●	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $14.5 million of additional EB-5 notes at 3% interest rate;
●	Refinancing the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant;
●	Restructure or refinance the State Bank of India note to allow for additional working capital and reduce current financing costs; and
●	Securing higher volumes of shipments from the Kakinada, India biodiesel and refined glycerin facility.

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.  We own and operate a 55 million gallon plant in Keyes, California where we manufacture and produce ethanol, wet distillers’ grain (WDG), condensed distillers solubles (CDS) and corn oil and a manufacturing and refining facility of 50 million gallon (150,000 metric tons) in Kakinada, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin and refined palm oil.  In September 2013, we received approval by the US Environmental Protection Agency to produce ethanol using grain sorghum and biogas as well as approval for the Keyes plant to use existing combined heat and power systems to generate higher value D5 Advanced Biofuel Renewable Identification Numbers (RIN’s).  In April 2014, we received the International Sustainability and Carbon Certification for the production of biodiesel at our India plant from either waste fats and oils or the non-edible portion of palm oil for sale into European markets.  The Company completed the EPA process for importation of our India biodiesel into the United States. In addition, we are continuing to research and develop our microbial technology for the production of renewable biofuels and biochemicals.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and refined palm oil in India.

Three Months Ended June 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$34,144	$53,999	$(19,855)	-36.8%
India	3,923	3,196	727	22.7%

Total	$38,067	$57,195	$(19, 128)	-33.4%

North America.  For the three months ended June 30, 2015, we generated 74% of our revenue from sales of ethanol, 23% from sales of WDG, and 3% from sales of corn oil and condensed distillers solubles.  During the three months ended June 30, 2015, plant production averaged 103% of nameplate capacity.  The decrease in revenues between the three months ended June 30, 2015 compared to June 30, 2014 was due to the ethanol sales volume decreasing by 5% to 14.2 million gallons while the average ethanol price decreased by 35% to $1.78 per gallon.  The average price of WDG also decreased 28% to $82.19 per ton while the WDG sales volume decreased 8% to 93.5 thousand tons during the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014.

India.   The increase in revenues was primarily attributable to expansion and sales of biodiesel into the domestic market as a result of the deregulation of the biodiesel market by the Indian government in the three months ended June 30, 2015 compared to an international sale of distilled biodiesel and base level sales of biodiesel and refined glycerin into the domestic market in the three months ended June 30, 2014.  For the three months ended June 30, 2015, we generated 73% of our sales from methyl ester/ biodiesel and 27% of our sales from refined glycerin, compared to the three months ended June 30, 2014 when we generated 88% from sales of methyl ester/ biodiesel and 12% from refined glycerin. In addition, the  biodiesel sales volume increased by 16%  to 3.6 thousand metric tons while the price decreased by 13% to $80 per metric ton and the sales volume of refined glycerin increased by 321% to 1.6 thousand metric tons while the average price of glycerin decreased by 31% to $661 per metric ton.

Cost of Goods Sold

Three Months Ended June 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$32,517	$42,713	$(10,196)	-23.9%
India	3,601	3,129	472	15.1%

Total	$36,118	$45,842	$(9,724)	-21.2%

North America.  We ground 142 thousand tons of corn at an average price of $176 per ton during the three months ended June 30, 2015 compared to 148 thousand tons of corn at an average price of $227 per ton during the three months ended June 30, 2014. Our cost of feedstock per ton decreased by 22% in the three months ended June 30, 2015 compared to the same period in 2014. Ethanol volume and price also decreased during the three months ended June 30, 2015 compared to the same period in 2014 resulting in an overall decrease in cost of goods sold during the three months ended June 30, 2015 compared to the same period in 2014.

India.  The increase in costs of goods sold was attributable to the increase in revenues from the sales of biodiesel and glycerin. In addition, the volume of total sales increased by 50% to 5.2 thousand metric tons in the three months ended June 30, 2015 compared to 3.5 thousand metric tons in the three months ended June 30, 2014 while the average feedstock costs decreased by 33% to $497 per metric ton in the three months ended June 30, 2015 compared to $737 per metric ton in the three months ended June 30, 2014.

Gross Profit

Three Months Ended June 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$1,627	$11,286	$(9,659)	-85.6%
India	322	67	255	380.6%

Total	$1,949	$11,353	$(9,404)	-82.8%

North America.  Gross profit decreased by 85.6% due to a decrease in revenues of 37%. In addition, ethanol prices decreased by 35% and corn prices decreased by 22% in the three months ended June 30, 2015 compared to the same period in 2014.

India.  The increase of 381% in gross profit was attributable to the 50% increase in volumes of the biodiesel and refined glycerin combined with the decrease in overall feedstock costs by 33% per metric ton in the three months ended June 30, 2015 compared to the volumes and feedstock costs in the three months ended June 30, 2014, resulting in an overall stronger gross profit margin during the three months ended June 30, 2015.

Operating Expenses

R&D

Three Months Ended June 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$104	$141	$(37)	-26.2%
India	-	-	-	-

Total	$104	$141	$(37)	-26.2%

The decrease in R&D expenses in our North America segment for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was due to a decrease in professional fees of $39 thousand and supplies of $6 thousand offset by a increase in salaries and other expenses of $8 thousand.

SG&A

Three Months Ended June 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$2,902	$3,238	$(336)	-10.4%
India	246	211	35	16.6%

Total	$3,148	$3,449	$(301)	-8.7%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and  biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue in the three months ended June 30, 2015 increased to 8.0% as compared to 6.0% in the corresponding period of 2014 while revenues decreased 37% in the three months ended June 30, 2015.  The SG&A in the three months ended June 30, 2015 decreased by 10.4% compared to the three months ended June 30, 2014. The decrease was due to the decrease in marketing expenses of $0.2 million, professional fees of $0.6 million, and travel expenses of $0.1 million offset by increase in salaries and stock based compensation of $0.4 million and interest and penalties of $0.2 million.

India.  SG&A expenses as a percentage of revenue in the three months ended June 30, 2015 slightly decreased to 6% as compared to 7% in the corresponding period of 2014. The decrease was due to a decrease in supplies and services by $10 thousand, utilities and taxes by $10 thousand, and overhead labor in wages by $31 thousand offset by increases in marketing expenses by $34 thousand, operating support charges by $42 thousand, and professional fees by $10 thousand in the three months ended June 30, 2015.

Other Income and Expense

Three Months Ended June 30 (in thousands)

	2015	2014	Inc/(dec)	% change
North America
Interest expense	$2,192	$2,263	$(71)	-3.1%
Amortization expense	2,405	2,502	(97)	-3.9%
Other (income) expense	73	4	69	1725.0%

India
Interest expense	293	267	26	9.7%
Other (income) expense	21	5	16	320.0%

Total	$4,984	$5,041	$(57)	-1.1%

Other (Income)/Expense.  Other (income) expense consists primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company and our subsidiaries, Universal Biofuels Pvt. Ltd. (UBPL), International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies and AE Advanced Fuels, and interest accrued on the judgments obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. In addition, other (income)/expense consist of scrap sales from UBPL and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was slightly lower in the quarter ended June 30, 2015 due to lower outstanding debt balances. The slight decrease in amortization expense is due to debt issuance costs present during the prior period becoming fully amortized as of June 30, 2015.  The increase in other expense in the three months ended June 30, 2015 was due to amortization of a guaranty fee from Amendment no. 8.

India.  Interest expense was slightly higher compared with the prior period as a result of an increase in utilization of working capital loan by 149% during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in other expense was caused primarily by an increase in foreign exchange losses.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and refined palm oil in India.

Six Months Ended June 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$67,351	$113,080	$(45,729)	-40.4%
India	5,442	4,780	662	13.8%

Total	$72,793	$117,860	$(45,067)	-38.2%

North America.   For the six months ended June 30, 2015, we generated 73% of our revenue from sales of ethanol, 24% from sales of WDG, and 3% from sales of corn oil and condensed distillers solubles.  During the six months ended June 30, 2015, plant production averaged 103% of nameplate capacity.  The decrease in revenues between the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is due to a decrease in the ethanol sales volume by 8% to 28.4 million gallons while the average ethanol price decreased by 39% to $1.73. In addition, the average price of WDG decreased by 19% to $86 per ton while the WDG sales volume decreased by 13% to 187 thousand tons in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

India.   The increase in revenues was primarily attributable to expansion and sales of biodiesel into the domestic market as a result of the deregulation of the biodiesel market by the Indian government in the six months ended June 30, 2015 compared to an international sale of distilled biodiesel and base level sales of biodiesel and refined glycerin into the domestic market in the six months ended June 30, 2014. For the six months ended June 30, 2015, we generated 67% of our sales from methyl ester/ biodiesel and 33% of our sales from refined glycerin compared to 80% of our sales from methyl ester/ biodiesel and 20% of our sales from refined glycerin during the six months ended June 30, 2014. In addition, the biodiesel sales volume increased by 7% to 4.4 thousand metric tons while the average price of biodiesel decreased slightly by 10% to $836 per metric ton and the sales volume of refined glycerin increased by 177% to 2.7 thousand metric tons while the average price of glycerin decreased by 33% to $668 per metric ton in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Cost of Goods Sold
Six Months Ended June 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$65,886	$86,122	$(20,236)	-23.5%
India	5,186	4,761	425	8.9%

Total	$71,072	$90,883	$(19,811)	-21.8%

North America.   We ground 282 thousand tons of corn at an average price of $181 per ton during the six months ended June 30, 2015 compared to 309 thousand tons of corn at an average price of $219 per ton during the six months ended June 30, 2014. Our cost of corn per ton decreased by 17% in the six months ended June 30, 2015 compared to the same period in 2014. The decrease in cost of goods sold between the six months ended June 30, 2015 and 2014 reflects the decrease in the ethanol sales volume by 8%.

India.   The increase in cost of goods sold was attributable to an increase in revenues from the sales of biodiesel and glycerin. In addition, the overall feedstock costs on average decreased by 4% to $477 per metric ton for the six months ended June 30, 2015 compared to $497 per metric ton in the six months ended June 30, 2014 while the average volumes increased by 36% to 7.1 thousand metric tons in the six months ended June 30, 2015 compared to 5.2 thousand metric tons in the six months ended June 30, 2014.

Gross Profit

Six Months Ended June 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$1,465	$26,958	$(25,493)	-94.6%
India	256	19	237	1247.4%

Total	$1,721	$26,977	$(25,256)	-93.6%

North America.  Gross profit decreased due to the decrease in sales by 40% and decrease in the average ethanol price by 39% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

India.  The increase in gross profit was attributable to the increase of 14% in overall revenues in addition to the expansion of sales volume into the domestic market in the six months ended June 30, 2015 compared to only one international shipment of distilled biodiesel besides regular domestic biodiesel and refined glycerin sales in the six months ended June 30, 2014.

Operating Expenses

R&D
Six Months Ended June 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$213	$241	$(28)	-11.6%
India	-	-	-	-

Total	$213	$241	$(28)	-11.6%

The R&D expenses period over period remained constant.

SG&A
Six Months Ended June 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$6,312	$5,689	$623	11.0%
India	470	602	(132)	-21.9%

Total	$6,782	$6,291	$491	7.8%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the six months ended June 30, 2015 increased to 9.4% as compared to 5.0% in the corresponding period of 2014. Given most of our SG&A expenses are fixed, only marketing fee expense is impacted along with sales. The increase in SG&A expense was primarily due to an increase in salaries and stock compensation expense of $0.4 million, interest and penalties on property tax of $0.4 million, and professional fees of $0.3 million, partially offset by a decrease in marketing expense of $0.4 million, and travel expense of $0.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

India.   SG&A expenses as a percentage of revenue in the six months ended June 30, 2015 decreased to 8.6% as compared to 12.6% in the corresponding period of 2014.  The decrease was primarily due to the  reclassification of salaries of $109 thousand and utilities of $80 thousand from cost of goods sold to SG&A in the six months ended June 30, 2014 as utilization of capacity was lower in that period. In addition, the decrease was attributable to decreases in professional fees of $17 thousand and supplies of $14 thousand, partially offset by increases in operating support charges by $42 thousand and marketing expenses by $51 thousand in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Other Income and Expense

Six Months Ended June 30 (in thousands)

		2015	2014	Inc/(dec)	% change
North America
	Interest expense	$4,476	$4,937	$(461)	-9.3%
	Amortization expense	4,128	4,620	(492)	-10.6%
	Loss on debt extinguishment	330	115	215	187.0%
	Other (income) expense	204	(118)	322	-272.9%

India
	Interest expense	555	513	42	8.2%
	Other (income) expense	(43)	(37)	(6)	16.2%

	Total	$9,650	$10,030	$(380)	-3.8%

Other Income/Expense.  Other (income) expense consists primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company and our subsidiaries, UBPL, International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies, AE Advanced Fuels, and interest accrued on the judgment obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. In addition, other (income) expense consists of scrap sales from UBPL and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was slightly lower in the six months ended June 30, 2015 due to $18.0 million in principal and $0.1 million in interest payments on our senior notes and Sub Notes. The decrease in amortization expense was due to debt issuance costs present during the prior period becoming fully amortized in the six months ended June 30, 2015, partially offset by the addition of the maturity date extension fees on senior debt during the six months ended June 30, 2015. The debt extinguishment costs were higher in the six months ended June 30, 2015 than in the corresponding period of 2014 as a result of the refinance of three Sub Notes with two accredited investors being accounted for under extinguishment accounting in the 2015 period compared to the only two Sub Notes with one accredited investor that were refinanced in the 2014 period being accounted for under extinguishment accounting. The increase in other expense in the six months ended June 30, 2015 was due to amortization of a guaranty fee from Amendment No. 8 to the Note Purchase Agreement compared to income recognized from extinguishment of long standing liabilities and gain on sale of assets in the six months ended June 30, 2014.

India.  Interest expense increased slightly as a result of an increase in the outstanding balance on the SBI loan and working capital loan. The slight increase in other income was caused primarily by an increase in foreign exchange gains of $24 thousand and $12 thousand in other scrap sales in the six months ended June 30, 2015.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $3.3 million at June 30, 2015, of which $2.2 million was held in our North American entities and $1.1 million was held in our Indian subsidiary. Our current ratio at June 30, 2015 was 0.41 compared to a current ratio of 0.29 at December 31, 2014.  We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$3,325	$332
Current assets (including cash, cash equivalents, and deposits)	12,259	7,933
Current liabilities (excluding short term debt)	15,192	14,570
Short & long term debt and other long term liabilities	99,641	77,578

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. During the first six months of 2015, $20.0 million in funding from the EB-5 program was released to Aemetis’s subsidiary, AE Advanced Fuels, Inc.  Additionally, the EB-5 escrow account is holding funds from 22 investors pending approval by the USCIS. These funds represent $11.0 million of funding that is expected to be released from the escrow account during the second half of 2015 and early 2016. Our principal uses of cash have been to service indebtedness and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Note 5.  Notes Payable of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

During the first six months of 2015, ethanol prices have declined significantly, reducing our spread as of June 30, 2015. We operate in a volatile market in which we have little control over the major components of production costs and product revenues.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, corn oil, CDS, biodiesel, waste fats and oils, NPRO, and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant, (ii) continuing to incorporate lower-cost non-food advanced biofuels feedstock at the Keyes plant when economical, thereby increasing operating margins, (iii) selling additional EB-5 Notes, (iv) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (v)  securing higher volumes of sales from the Kakinada plant, (vi) continuing to expand the domestic India markets, and (vii) using the availability on the existing working capital credit line, the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future. However, there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

At June 30, 2015, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital financing arrangements equaled $57.4 million. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2016; provided, however, that pursuant to Amendment No. 11 to the Note Purchase Agreement, dated August 6, 2015  we have the right to extend the maturity date of the Notes to April 1, 2017 upon notice and payment of a 5% extension fee. We intend to pay the Notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.  We have engaged an investment bank to assist with exploring financing alternatives. We believe that we should be able to refinance our senior debt facility with commercial rates commensurate with our current credit profile.

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

Change in Working Capital and Cash Flows

During the six months ended June 30, 2015, current and long term debt increased by $22.1 million primarily due to (i) additional borrowings of $20.0 million received from the EB-5 investors, (ii) stock repurchase costs of $8.0 million added to the outstanding balance of and $3.0 million in draws against the Revolving Credit Facility with our senior lender, (iii) $2.5 million in working capital loans from our working capital arrangement with Secunderabad Oils Limited, (iv) monitoring, waiver, and maturity date of senior debt extension fees of $3.3 million added to the Revolving Credit Facility with our senior lender and $0.4 million in fees added to notes in extension of maturity date of Sub Notes, and (v) accrued interest of $4.8 million. The increase in current and long term debt was partially offset by decreases due to:  (i) payments of principal of $17.8 million to our senior lender and $0.2 million to our subordinated lenders, (ii) $1.0 million of principal payments to our working capital partners in India, (iii) payments of interest of $0.2 million, and (iv) amortization of debt discounts of $0.5 million. Current assets increased by $4.3 million due to (i) a $3.0 million increase in cash, (ii) a $0.9 million increase in accounts receivable and(iii) a $0.9 million increase in inventory, partially offset by a $0.5 million decrease in prepaid expenses and other assets.

Net cash used by operating activities during the six months ended June 30, 2015 was $3.5 million consisting of non-cash charges of $7.6 million, net changes in operating assets and liabilities of $3.9 million, and net loss of $14.9 million. The non-cash charges consisted of: (i) $4.2 million in amortization of debt issuance costs and patents, (ii) $2.4 million in depreciation expenses, (iii) $0.7 million in stock-based compensation expense and (iv) $0.3 million in loss on extinguishment of debt. Net changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $0.9 million, increase in inventory of $0.9 million, and increase in other current assets of $0.1 million, partially offset by: (i) a $0.1 million decrease in accounts payable, (ii) a $0.6 million increase in other liabilities, (iii) a $0.4 million increase in prepaid expenses, and (iv) a $4.8 million increase in accrued interest.

Cash used by investing activities was minimal.

Cash provided by financing activities was $6.5 million, primarily from proceeds from borrowings of $25.5 million, partially offset by payments in principal on long-term term loans of $18.9 million.

As of the publication of this report, $0.6 million remained available for future draw on the Revolving Credit Facility.

Contractual Obligations and Commitments

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014. We have contractual obligations related to our long-term debt, operating leases and other long-term liabilities. As of June 30, 2015, there has been no material change in our contractual obligations from December 31, 2014, other than an increase in our long term debt due to additional borrowings of $20.0 million received from the EB-5 escrow, an $8.0 million cost of repurchase of stock, $3.3 million in monitoring, waiver, and maturity date of senior debt extension fees, $3.0 million in cash drawn for operations from the Revolving Credit Facility, $0.4 million in fees added to subordinated notes to extend the maturity date, and accrued interest of $4.8 million, partially offset by payments of principal of $17.8 million to our senior lender and $0.2 million to subordinated lenders, $1.0 million of principal payments to our working capital partners in India, payments of interest of $0.2 million, and amortization of debt discounts of $0.5 million, that will affect our future liquidity as follows:

		Payments due by Period ( In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3 - 5 years

Long-term debt obligations	$99,408	$14,781	$64,627	$20,000

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of June 30, 2015.

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

For the three months ended June 30, 2015 we did not have any open firm-price purchase commitments with our feedstock suppliers.  At times in our Indian biodiesel business, we reduce our exposure to fluctuations in feedstock prices and the price of biodiesel by entering into fixed price contracts to buy and sell commodities. At the time we enter into a purchase commitment for feedstock, our goal is to also enter into an off-take arrangement with our customer to purchase the biodiesel at a set price.

Commodity Price Risk

In our US operations we produce ethanol, distiller’s grains and corn oil from corn. Our business is sensitive to changes in the prices of each of these commodities. The price of corn is subject to fluctuations due to unpredictable factors such as weather; corn planted and harvested acreage; changes in national and global supply and demand; and government programs and policies. We use natural gas in the ethanol production process and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons. Ethanol prices are sensitive to world crude-oil supply and demand; crude oil refining capacity and utilization; government regulation; and consumer demand for alternative fuels. Distiller’s grains prices are sensitive to various demand factors such as population of livestock, prices for feed alternatives, and supply factors, primarily wet distillers grains production by California ethanol plants and dry distiller’s grains production from Midwest ethanol plants. Even though our commodity outputs and input are sensitive to changes in market prices, we only opportunistically pursue fixed contract arrangements on a limited basis with regard to the various commodities used in our business.

Ethanol Production

A sensitivity analysis has been prepared to estimate our ethanol production exposure to ethanol, corn, distiller’s grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas inputs, and ethanol and distillers grains outputs for the three months ended June 30, 2015. The results of this analysis, which may differ from actual results, are as follows (in millions):

Commodity	Estimated Total Volume Requirements for the Next 3 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	18.3	Gallons	$3.20
Corn	6.5	Bushels	$3.45
Distillers grains	0.1	Tons (2)	$0.99
Natural gas	0.4	MMBTU (3)	$0.01

(1) Volume requirements assume production at name-plate capacity.
(2) Distillers grains quantities are stated on an equivalent ton basis.
(3) Millions of Thermal Units

In our India operations we are subject to market risk with respect to the price and availability of the main raw materials we use to produce our products including refined palm oil, palm stearin, animal fats, waste oils, crude glycerin, and chemicals. Unfavorable commodity margins result from a narrowing or surpassing of the feedstock costs over finish goods sales revenues, which represents an unfavorable market condition. This is especially true when market conditions do not allow us to pass along increased feedstock costs to our customers due to the commodity nature of our finished goods sales. The availability and pricing of feedstock for our biodiesel plant fluctuate with unpredictable factors such as global demand and supply of raw materials, weather conditions, and governmental policies toward agriculture and biofuels and international trade agreements.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from issuing term and revolving loans that bear variable interest rates. Specifically, we had $59 million, before unamortized debt issuance costs, in US Dollar denominated outstanding variable interest-rate term debt as of June 30, 2015. Interest rates on our variable-rate debt are determined based upon the market interest rate of LIBOR. A 1% increase in LIBOR would increase our annual interest cost on such debt by approximately $0.6 million in the aggregate. Other details of our outstanding debt are discussed in 5. Notes Payable in the Notes to the consolidated financial statements included as a part of this report.

The interest rate on our India operations debt facility is subject to adjustments based on the Reserve Bank of India advance rate. Based on the amount of our senior secured floating-rate term debt as of June 30, 2015, each 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $64 thousand US dollars. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2015 with no subsequent change in rates for the remainder of the period.

Foreign Currency Exchange Rate Risk

We do expect to have exposure to foreign currency risk as we conduct most of our India business in Indian Rupees. Our India subsidiaries use the Indian Rupee local currency as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the Indian Rupee (INR) to US Dollar (USD) exchange rate.  For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining year-to-date net income (loss) on the Balance Sheet, but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss) on the Statement of Operations. For the three months ended June 30, 2015 and 2014, we recognized a loss of $84 thousand and no adjustment, respectively, associated with foreign currency translation adjustments to other comprehensive income (loss).  We prepared a foreign currency exchange rate risk sensitivity analysis to estimate our exposure to currency fluctuations. Using the three months ended June 30, 2015 Indian subsidiary financials and applying the appropriate actual weighted average or end exchange rate and then incrementing by 10 points each respective INR to USD exchange rate resulted in a $36 thousand impact to Net income (loss), a $4.8 million change in Total Liabilities, a $2.4 million change in Stockholders’ equity (deficit), and a $2.3 million change in Total Assets in our Indian subsidiary.

As of June 30, 2015, we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

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

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District Court for the Eastern District of California – Fresno Division against the Company and its subsidiary, AAFK. The case was transferred to the Southern District of Indiana and joined as tag-along defendants to a pending Multidistrict Litigation with over a dozen original defendants. The complaint alleges infringement of patent rights assigned to Greenshift that pertain to certain corn oil extraction processes that the Company employs and seeks royalties, damages, treble damages, and attorney’s fees, along with injunctions precluding the Company from infringing its patent rights. The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC, formerly called Solution Recovery Services LLC (“SRS”). The process provider has no obligations to indemnify us. On September 12, 2013, the Company, along with its subsidiary, filed its answer and counterclaims. In response to a motion for summary judgment filed by the original defendants, on October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid. Further, in a January 16, 2015 decision, the District Court for the Southern District of Indiana ruled in favor of a stipulated motion for partial summary judgment for the Company, along with its subsidiary, finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. Regardless of when it may be appealed, we believe that the likelihood of Greenshift succeeding on appeal with respect to patent invalidity findings is small since the Court’s findings included summary judgments on several grounds for each allegedly infringed patent. If Greenshift successfully appeals the District Court’s findings of invalidity, damages may be $1 million or more.

The only remaining claim alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is currently scheduled to begin October 5, 2015. If the defendants, including the Company and its subsidiary, succeed in proving inequitable conduct, the patents at issue will be invalidated such that no damages will be awarded to GS Cleantech for infringement and the Court will be asked to determine whether GS Cleantech’s behavior makes this an “exceptional case”.  A finding that this is an exceptional case would allow the Court to award to the Company and its subsidiary the attorneys’ fees each has expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling.

Item 1A.                 Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 12, 2015.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2015, we issued an aggregate of 50,000 shares of our common stock to consultants at the market price of $4.26 per share in exchange for services rendered or to be rendered to the Company.

Each of these issuances was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 2015 (1)	500,000	$5.00
May 2015	-	-
June 2015	-	-

(1) On April 30, 2015, Third Eye Capital agreed to Amendment No. 10 to the Note Purchase Agreement to allow for the repurchase of 500,000 shares of common stock of the Company at a repurchase price of $5.00 per share for an aggregate purchase price of approximately $2.5 million. The repurchase price was added to the outstanding principal balance of the Revolving Credit Facility.

 Item 3.                 Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended June 30, 2015

Item 4.                 Mine Safety Disclosures.

None

Item 5.                 Other Information.

On July 1, 2015, the January 2014 Sub Note and two January 2013 Sub Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2015; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 percent cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 116,000 shares of common stock were granted with a term of two years and an exercise price of $0.01 per share.

On August 6, 2015, Third Eye Capital agreed to Amendment No. 11 to the Note Purchase Agreement to allow for the extension of the maturity date of the Notes to April 1, 2017 provided that the Company i) has $11.5 million in EB-5 funds in escrow as of August 31, 2015, ii) enters into an investment banking engagement by October 1, 2015 to complete a capital market transaction for the sale of shares in the India subsidiary, and iii) repurchases 100,000 shares of common stock at the greater of $4.00 and the closing price on the date of the amendment. In addition, Third Eye Capital waived the free cash flow financial covenant under the Note Purchase Agreement for the three months ended June 30, 2015 and for the three months ending September 30, 2015, and revised the market value to note indebtedness to 65%.  As consideration, Third Eye Capital charged an amendment fee of $1.0 million to be added to the outstanding principal balance of the Revolving Credit Facility and an extension fee equal to 5% of the Note indebtedness to be charged at the time of exercise.  We will evaluate the amendment of the Notes and will determine accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

Item 6.	Exhibits.

3.1
Certificate of Change to Articles of Incorporation of Aemetis, Inc. as filed with the Secretary of State of the State of Nevada on May 9, 2014 (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed on May 15, 2014).

10.1
Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 7, 2015).

10.2
Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.

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

Date: August 7, 2015

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2015