Form 10-Q
period 2015-09-30
AEMETIS, INC
filed 2015-11-05
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015
Or
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

Large accelerated filer  ☐      Accelerated filer  ☑        Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The number of shares outstanding of the registrant’s Common Stock on October 30, 2015 was 19,580,427 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2015

INDEX

PART I--FINANCIAL INFORMATION

ii

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts.  Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in demand for renewable fuels; trends in market conditions with respect to prices for inputs for our products verses prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-added byproduct processing systems; our ability to expand into alternative markets for  biodiesel and its byproducts, including continuing to expand our sales into international markets; the impact of changes in regulatory policies on our performance, including the Indian government’s recent changes to tax policies, diesel prices and related subsidies; our ability to continue to develop new, and to maintain and protect  new and existing, intellectual property rights; our plans to expand the capacity of our facility in India; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties.  Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

iii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

Aemetis, Inc.
Consolidated Balance Sheets
(in thousands except for par value)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,516	$332
Accounts receivable	2,229	1,262
Inventories	3,771	4,491
Prepaid expenses	694	1,392
Other current assets	350	456
Total current assets	9,560	7,933

Property, plant and equipment, net	71,934	75,810
Goodwill	968	968
Intangible assets, net of accumulated amortization of $324 and $264, respectively	1,476	1,536
Other assets	3,029	2,929
Total assets	$86,967	$89,176

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$7,725	$8,339
Current portion of long term debt	5,555	6,032
Short term borrowings	7,075	6,714
Mandatorily redeemable Series B convertible preferred stock	2,716	2,641
Other current liabilities	4,048	3,590
Total current liabilities	27,119	27,316

Long term liabilities:
Senior secured notes	59,558	57,648
EB-5 notes	23,500	1,534
Other long term liabilities	5,818	5,650
Total long term liabilities	88,876	64,832

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,408 and 1,665 shares issued and outstanding each period, respectively (aggregate liquidation preference of $4,224 and $4,995, respectively)	1	2
Common stock, $0.001 par value; 40,000 authorized; 19,575 and 20,650 shares issued and outstanding, respectively	20	21
Additional paid-in capital	81,861	87,080
Accumulated deficit	(107,798)	(87,113)
Accumulated other comprehensive loss	(3,112)	(2,962)
Total stockholders' deficit	(29,028)	(2,972)

Total liabilities and stockholders' deficit	$86,967	$89,176

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME / (LOSS)
(Unaudited, in thousands except for earnings per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues	$38,510	$48,348	$111,303	$166,208

Cost of goods sold	37,476	40,633	108,548	131,516

Gross profit	1,034	7,715	2,755	34,692

Research and development expenses	117	101	330	342
Selling, general and administrative expenses	2,774	2,972	9,556	9,263

Operating income (loss)	(1,857)	4,642	(7,131)	25,087

Other income (expense)

Interest expense
Interest rate expense	(2,610)	(2,287)	(7,641)	(7,737)
Amortization expense	(1,258)	(741)	(5,386)	(5,361)
Loss on debt extinguishment	-	(1,231)	(330)	(1,346)
Loss on sale or disposal of assets	-	-	-	(119)
Other income (expense)	(30)	81	(191)	355

Income (loss) before income taxes	(5,755)	464	(20,679)	10,879

Income tax expense	-	-	(6)	(6)

Net income (loss)	$(5,755)	$464	$(20,685)	$10,873

Other comprehensive income (loss)
Foreign currency translation adjustment	(104)	(98)	(150)	10
Comprehensive income (loss)	$(5,859)	$366	$(20,835)	$10,883

Net income(loss) per common share
Basic	$(0.29)	$0.02	$(1.04)	$0.54
Diluted	$(0.29)	$0.02	$(1.04)	$0.52

Weighted average shares outstanding
Basic	19,521	20,555	19,898	20,284
Diluted	19,521	21,476	19,898	20,946

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the nine months ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$(20,685)	$10,873
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activitites:
Share-based compensation	694	447
Stock issued in connection with consultant services	204	-
Depreciation	3,560	3,486
Debt related amortization expense	5,386	5,361
Intangibles and other amortization expense	96	95
Change in fair value of warrant liability	(57)	102
Loss on extinguishment of debt	330	1,346
Loss on sale/ Disposal of assets	-	119

Changes in operating assets and liabilities:
Accounts receivable	(988)	2,330
Inventory	650	(1,112)
Prepaid expenses	698	432
Other current assets and other assets	(49)	(341)
Accounts payable	(481)	(308)
Accrued interest expense and fees, net of payments	7,446	667
Other liabilities	384	(1,487)
Net cash provided by (used in) operating activities	(2,812)	22,010

Investing activities:
Capital expenditures	(22)	(1,834)
Proceeds from the sale of assets	-	99
Net cash used in investing activities	(22)	(1,735)

Financing activities:
Proceeds from borrowings	28,987	8,070
Repayments of borrowings	(23,900)	(27,721)
Issuance of common stock for services, option and warrant exercises	23	5
Net cash provided by (used in) financing activities	5,110	(19,646)

Effect of exchange rate changes on cash and cash equivalents	(92)	(61)
Net cash and cash equivalents increase for period	2,184	568
Cash and cash equivalents at beginning of period	332	4,926
Cash and cash equivalents at end of period	$2,516	$5,494
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$356	$6,751
Income tax expense	6	6
		-
Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	21	16
Issuance of warrants to subordinated debt holders	1,087	1,301
Transfer between debt and other liabilities	-	438
Stock issued in connection with services and for interest on debt	432	715
Repurchase of common stock on revolver loan advance	8,218	-
Exercise of conversion feature on note to equity	-	47

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

Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and renewable chemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first-generation ethanol and biodiesel plants into advanced biorefineries. Founded in 2006, Aemetis owns and operates a 60 million gallon per year ethanol production facility in the California Central Valley. Aemetis also owns and operates a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India, producing high quality distilled biodiesel and refined glycerin for customers in India and Europe and plans expansion of capacity to 100 million gallons per year. Aemetis operates a research and development laboratory at the Maryland Biotech Center, and holds a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of September 30, 2015, the consolidated condensed statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and the consolidated condensed statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The consolidated condensed balance sheet as of December 31, 2014 was derived from the 2014 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2014 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2015 and 2014 have been prepared on the same basis as the audited consolidated statements as of December 31, 2014 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

allowances may be required. There is no allowance for doubtful accounts balance as of September 30, 2015 and December 31, 2014.

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

California Ethanol Producer Incentive Program.  The Company participated in the California Ethanol Producer Incentive Program (CEPIP). Under the CEPIP, an eligible California ethanol facility could receive up to $3 million in cash per plant per year of operations through 2013 when current production corn crush spreads, measured as the difference between specified ethanol and corn index prices, dropped below $0.55 per gallon. For any month in which a payment was made by the CEPIP, the Company may be required to reimburse the funds within the subsequent five years from each payment date, if the corn crush spreads exceed $1.00 per gallon. The Company qualified for and received grants in the amount of $1.8 million. During 2013 and 2014, the strength of the crush spread resulted in an obligation to repay CEPIP funding in the amount of $1.8 million, the entire amount of funds received from the program. As of December 31, 2014, the Company carried a remaining liability of $0.8 million for repayment of funds received. During the three months ended September 30, 2015 the Company repaid all cash plus accrued interest on amounts obtained from the CEPIP program.

Warrant liability: The Company adopted guidance related to distinguishing liabilities from equity for certain warrants which contain a conditional obligation to repurchase feature. As of September 30, 2015 and December 31, 2014, there were 18,644 warrants outstanding with a conditional obligation to repurchase feature that require liability treatment. As a result, a warrant liability was recorded to recognize the fair value upon issuance of each warrant. The Company estimates the fair value of future liability on warrants using the Black-Scholes pricing model. Assumptions within the pricing model include: 1) the risk-free interest rate, which comes from the U.S. Treasury yield curve for periods within the contractual life of the warrants, 2) the expected life of the warrants which is assumed to be the contractual life of the warrants, and 3) the volatility which is estimated based on an average of the historical volatilities.

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

Basic and Diluted Net Income (Loss) per Share.  Basic net income (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net loss for the three and nine months ended September 30, 2015, potentially dilutive securities have been excluded from the diluted net income per share computations as their effect would be anti-dilutive. As the Company incurred net income for the three and nine months ended September 30, 2014, potentially dilutive securities have been included in the diluted net income per share computations and any potentially anti-dilutive shares have been excluded and are shown below.

The following table reconciles the number of shares utilized in the net income (loss) per share calculations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Net income (loss)	$(5,755)	$464	$(20,685)	$10,873

Shares:
Weighted average shares outstanding—basic	19,521	20,555	19,898	20,284
Weighted average dilutive share equivalents from preferred shares	-	217	-	231
Weighted average dilutive share equivalents from stock options	-	460	-	242
Weighted average dilutive share equivalents from common warrants	-	244	-	189
Weighted average shares outstanding—diluted	19,521	21,476	19,898	20,946

Earnings (loss) per share—basic	$(0.29)	$0.02	$(1.04)	$0.54

Earnings (loss) per share—diluted	$(0.29)	$0.02	$(1.04)	$0.52

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of September 30, 2015 and 2014:

	As of
	September 30, 2015	September 30, 2014

Series B preferred (1:10 post split basis)	141	-
Common stock options and warrants	1,307	30
EB-5 debt convertible to Common stock at $30 per share	783	-
Total number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation	2,231	30

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

The “North America” operating segment includes the Company’s 60 million gallons per year capacity ethanol plant in Keyes, California and the research facilities in College Park, Maryland.

The “India” operating segment encompasses the Company’s 50 million gallon per year capacity biodiesel plant in Kakinada, India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, warrant liability, and debt. The fair value of current financial instruments was estimated to approximate carrying value due to the short term nature of these instruments. The carrying amount of debt obligations, including debt discount issuance costs, held by our senior lender, subordinated debt and seller note payable, at September 30, 2015 amounted to an aggregate of approximately $70.7 million in outstanding obligations. The above debts were determined to have an estimated fair value of $71.6 million based on interest rates for comparable debt.  The Company’s debt was valued using inputs from independent consultants evaluating external market inputs and internal financings to determine appropriate discount rates to determine fair value. The warrant liability fair value was estimated using the Black-Scholes valuation pricing model at the end of each reporting period. Due to the unique terms of our notes payable under the EB-5 program, the State Bank of India secured term loan and our unsecured working capital loans and other short-term notes, the fair value of such debt is not determinable.

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

2.           Inventory

Inventory consists of the following:

	September 30, 2015	December 31, 2014
Raw materials	$1,316	$1,522
Work-in-progress	1,217	1,453
Finished goods	1,238	1,516
Total inventory	$3,771	$4,491

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	September 30, 2015	December 31, 2014
Land	$2,734	$2,753
Plant and Buildings	81,929	82,338
Furniture and fixtures	493	458
Machinery and equipment	4,043	4,063
Construction in progress	124	148
Total gross property, plant & equipment	89,323	89,760
Less accumulated depreciation	(17,389)	(13,950)
Total net property, plant & equipment	$71,934	$75,810

Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and Buildings	20 - 30
Machinery & Equipment	5 - 7
Furniture & Fixtures	3 - 5

For the both three months ended September 30, 2015 and 2014, the Company recorded depreciation expense of $1.2 million. For the nine months ended September 30, 2015 and 2014, the Company recorded depreciation expense of $3.6 million and $3.5 million, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there were no triggering events on the long-lived assets during the three and nine months ended September 30, 2015.

4.        Intangible Assets and Goodwill

Intangible assets and goodwill consist of $0.9 million in patents, $0.6 million in in-process research and development and $1.0 million in goodwill. Following ASC 350-20-35 guidance, goodwill and indefinite lived intangibles are tested annually in December for impairment at the Aemetis Technologies, Inc. reporting unit level.  During each of the three months ended September 30, 2015 and 2014, the Company recognized amortization expense of $20 thousand related to patents. During each of the nine months ended September 30, 2015 and 2014, the Company recognized amortization expense of $60 thousand related to patents.

Future patent and in-process research and development amortization for the next five years and beyond consists of the following:

For the twelve months ending September 30,	Amortization
2016	$80
2017	104
2018	112
2019	180
2020	134
Thereafter	866
Total	$1,476

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

5.         Notes Payable

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	September 30, 2015	December 31, 2014
Third Eye Capital term note	6,164	$7,394
Third Eye Capital revolving credit facility	25,061	22,330
Third Eye Capital revenue participation term note	10,352	10,195
Third Eye Capital acquisition term note	17,981	17,728
Cilion shareholder seller note payable	5,485	5,373
State Bank of India secured term loan	5,292	6,032
Subordinated notes	5,813	5,428
EB-5 long term promissory notes	23,762	1,534
Unsecured working capital loans	1,383	1,287
Total debt	101,293	77,301
Less current portion of debt	12,630	12,746
Total long term debt	88,663	$64,555

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

 On August 6, 2015, Third Eye Capital agreed to Amendment No. 11 to the Note Purchase Agreement to allow for the extension of the maturity date of the Notes to April 1, 2017 upon election by the Company provided that the Company i) has $11.5 million in EB-5 funds in escrow as of August 31, 2015, ii) enters into an investment banking engagement by October 1, 2015 to complete a capital markets transaction for the sale of shares of its India subsidiary, and iii) repurchases 100,000 shares of common stock from Third Eye Capital at the greater of $4.00 and the closing price on the date of the amendment. In addition, Third Eye Capital waived the free cash flow financial covenant under the Note Purchase Agreement for the three months ended June 30, 2015 and for the three months ending September 30, 2015, and revised the market value to note indebtedness covenant to 65%.  As consideration, Third Eye Capital charged an amendment fee of $1.0 million to be added to the outstanding principal balance of the Revolving Credit Facility and an extension fee equal to 5% of the Note indebtedness to be charged at the time of exercise of the option to extend the maturity date of the Notes. We met the above conditions of EB-5 funds of $11.5 million in escrow as of August 31, 2015 and we signed an investment banking engagement to complete a capital markets transaction for the sale of shares in the India subsidiary in September 2015 and we repurchased 100,000 shares of common stock from Third Eye Capital at $4.00 per share in order for us to classify our senior debt as long term debt. In addition, as consideration for Amendment No. 11, the unconditional personal guaranty from Chairman of the Company, the guaranties from Company parties and McAfee Capital, LLC owned by Mr. Eric McAfee were all affirmed. The Company also agreed to pay a fee of $0.2 million to McAfee Capital, LLC for the loss of liquidity from this arrangement.

Further details regarding the terms of the Notes are set forth below under the heading “Terms of Third Eye Capital Notes.”

Terms of Third Eye Capital Notes

Details about each portion of the Third Eye Capital financing facility are as follows:

A.
Term Notes.  As of September 30, 2015, AAFK had $6.2 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.2 million.  The Term Notes mature on April 1, 2016*.  Interest on the Term Notes accrues at 14% per annum.  The Term Notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.

B.
Revolving Credit Facility.  On July 6, 2012, AAFK entered into a Revolving Credit Facility with a commitment of $18.0 million.  Through various amendments to the Note Purchase Agreement, the amount of the Revolving Credit Facility was increased to $24.0 million. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17% as of September 30, 2015) payable monthly in arrears.  The Revolving Credit Facility matures on April 1, 2016*. As of September 30, 2015, AAFK had $25.1 million in principal and interest outstanding, net of unamortized debt issuance costs of $0.7 million on the Revolving Credit Facility.

C.
Revenue Participation Term Notes.  The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2016*. As of September 30, 2015, AAFK had $10.4 million in principal and interest outstanding, net of unamortized discounts of $0.3 million, on the Revenue Participation Term Note.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14% per annum as of September 30, 2015) and mature on April 1, 2016*. As of September 30, 2015, Aemetis Facility Keyes, Inc. had $18.0 million in principal and interest outstanding, net of unamortized discounts of $0.5 million, on the Acquisition Term Notes.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes.  The notes bear interest at 3% per annum and are due and payable after the Third Eye Capital Notes have been paid in full.  As of September 30, 2015, Aemetis Facility Keyes, Inc. had $5.5 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

State Bank of India secured term loan.  On July 17, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6.0 million.  The term loan matured in March 2014 and is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

In July 2008, the Company drew approximately $4.6 million against the secured term loan.  The loan principal amount is repayable in 20 quarterly installments of approximately $0.3 million, using exchange rates corresponding to the date of payment, with the first installment due in June 2009 and the last installment payment due in March 2014.  As of September 30, 2015, the 12% interest rate under this facility is subject to adjustment every two years, based on 0.25% above the State Bank of India advance rate.  No principal payments were made except for payments of $0.2 million each in May 2014 and June 2014 to obtain an interim stay.  The term loan provides for liquidating damages at a rate of 2% per annum for the period of default.

On August 22, 2015, UBPL and the State Bank of India agreed to a One Time Settlement Sanction Letter allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days after which the interest rate is payable at 13.7% per annum, and certain releases by both parties. Upon performance under the agreement, including the payment of all stipulated amounts, UBPL will receive relief for prior accrued interest in the amount of approximately $2.1 million. We paid the first payment under the settlement on August 23, 2015 and the second payment under the settlement on October 22, 2015. The two remaining payments under the settlement are due one in February 2016 and one in August 2016.

As of September 30, 2015 and December 31, 2014, the State Bank of India loan had $1.5 million and $2.6 million in principal outstanding along with accrued and default interest of $3.8 million and $3.4 million, respectively. See Note 6 - Commitments and Contingencies for further details.

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

The Company agreed to an Amendment No. 1 to the Sub Notes to extend the maturity of the January 2012 Sub Notes to July 1, 2014 and issued two Sub Notes dated December 2012 and January 19, 2013, with principal amounts of $0.5 million and $0.1 million, respectively. Both the December 2012 Sub Note and the January 19, 2013 Sub Note had a maturity date of April 30, 2013. On January 24, 2013, an additional $0.3 million Sub Note was issued with a maturity date of April 30, 2013. On May 23, 2013, all Sub Notes above with a maturity date of April 30, 2013 were refinanced as a $1.0 million Sub Note (“May 2013 Note”) with a maturity date of December 31, 2013. On January 1, 2014, the May 2013 Sub Note was amended to extend the maturity date to June 30, 2014 in exchange for a 10 % cash extension fee paid by adding the fee to the balance of the new note and 30 thousand in common stock warrants with a term of two years and an exercise price of $0.01 per share. In March 2014, the Company received $0.5 million from EB-5 investments and repaid one of the accredited investors holding a January 2012 Sub Note of $0.5 million.  On July 1, 2014 and again on January 1, 2015, the January 2014 Sub Note and two January 2013 Sub Notes with two accredited investors were amended to extend the maturity date to December 31, 2014 and June 30, 2015, respectively in exchange for a 10 % cash extension fee paid by adding the fee to the balance of the new note and 118 thousand in common stock warrants with a term of two years and an exercise price of $0.01 per share. On March 24, 2015, the Company paid off $180 thousand in Sub Note principal and interest held by one of the accredited investors with the money received from the EB-5 program.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On July 1, 2015, the Sub Notes above were amended to extend the maturity date until the earlier of (i) December 31, 2015; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 % cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 116 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share.

On January 14, 2013, Laird Cagan, a related party, loaned $0.1 million through a promissory note maturing on April 30, 2013 with a 5% annualized interest rate and the right to exercise 5 thousand warrants exercisable at $0.01 per share. In February 2015, the Cagan related party promissory note was amended to extend the maturity date until the earlier of (i) December 31, 2016; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.

At September 30, 2015 and December 31, 2014, the Company owed, in aggregate, subordinated notes in the amount of $5.8 million and $5.4 million in principal and interest outstanding, net of unamortized issuance and fair value discounts of $0.4 million and $0.2 million, respectively.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant project in investment increments of $0.5 million.  The Company sold notes in the amount of $1.0 million during the first quarter of 2012, $0.5 million during the first quarter of 2014, $17.5 million during the first quarter of 2015, $2.5 million in the second quarter of 2015, and $2.0 million in the third quarter of 2015. As of September 30, 2015, $23.5 million in principal and $262 thousand in accrued interest remained outstanding on the notes.  The escrow account holds an additional $11.5 million representing 23 investors.  The availability of the remaining $12.5 million (including the $11.5 million in escrow) will be determined by the ability of Advanced BioEnergy, LP to attract the last two qualified investors, and for the United States Citizenship and Immigration Service to approve those investors who have made escrow deposits.

Unsecured working capital loans.  In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement, Secunderabad agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad of 15%.  In return, the Company agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit.  In the event that the Company’s biodiesel facility operates at a loss, Secunderabad owes the Company 30% of the losses.  The agreement can be terminated by either party at any time without penalty.

During the three and nine months ended September 30, 2015, the Company made principal payments to Secunderabad of approximately $2.3 million and $3.3 million, respectively, under the agreement and interest payments of approximately $73 thousand and $177 thousand, respectively, for working capital funding.  During the three and nine months ended September 30, 2014, the Company made principal payments to Secunderabad of approximately $1.8 million and $4.2 million, respectively, under the agreement and interest payments of approximately $48 thousand and $127 thousand respectively, for working capital funding.  At September 30, 2015 and December 31, 2014, the Company had approximately $1.4 million and $1.3 million outstanding under this agreement, respectively.

Scheduled debt repayments for loan obligations follow:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Twelve months ended September 30,	Debt Repayments
2016	$12,630
2017	63,749
2018	3,500
2019	23,235
Total debt	103,114
Discounts	(1,821)
Total debt, net of discounts	$101,293

6.         Commitments and Contingencies

Operating Leases

The Company, through its subsidiaries, has non-cancelable operating leases for office space in Cupertino and India. Future minimum operating lease payments as of September 30, 2015 are as follows:

Twelve months ended September 30,	Future Rent Payments
2016	$443
2017	458
2018	475
2019	491
2020	335
Total	$2,202

For the three months ended September 30, 2015 and 2014, the Company recognized lease and rent expense of $134 thousand and $108 thousand, respectively, under existing operating leases. For the nine months ended September 30, 2015 and 2014, the Company recognized lease and rent expense of $356 thousand and $320 thousand, respectively, under existing operating leases.

Legal Proceedings

On March 10, 2011, UBPL received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period. On August 22, 2015, UBPL received from the State Bank of India, a One Time Settlement Sanction Letter allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days after which the interest rate is payable at 13.7% per annum, and certain releases by both parties. Upon performance under the agreement, including the payment of all stipulated amounts, UBPL will receive relief for prior accrued interest in the amount of approximately $2.1 million.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District Court for the Eastern District of California – Fresno Division against the Company and its subsidiary, AAFK. The case was transferred to the Southern District of Indiana and joined to a pending Multidistrict Litigation. The complaint alleges infringement of patent rights assigned to Greenshift and pertaining to corn oil extraction processes the Company employs, and seeks royalties, treble damages, attorney’s fees, and injunctions precluding the Company from further infringement. The corn oil extraction process we use is

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

licensed to us by Valicor Separation Technologies LLC. Valicor has no obligations to indemnify us. On October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid and, therefore, not infringed and adopted this finding in our case on January 16, 2015.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. We believe the likelihood of Greenshift succeeding on appeal of the invalidity findings is small since the Court’s findings included several grounds for invalidity of each allegedly infringed patent. If Greenshift successfully appeals the findings of invalidity, damages may be $1 million or more.  The only remaining claim in the suit alleges that GS Cleantech obtained the patents at issue by inequitably conducting itself before the United States Patent Office. A trial in the District Court for the Southern District of Indiana on that issue was concluded and awaits judicial decision. If the patents at issue are found invalid due to GS Cleantech’s inequitable conduct, it would receive no damage award. If the Court determines this is an “exceptional case” it may award the Company and its subsidiary the attorneys’ fees expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling.

The Company is a named defendant in the lawsuit filed by Gibraltar SSI, LLC.  In addition to the Company, the lawsuit names McAfee Capital, LLC, P2 Capital, LLC, Eric McAfee and Marguerite McAfee as defendants.  Plaintiff Gibraltar SSI, LLC alleges causes of action for fraudulent conveyances and related claims alleging that the Company participated in a scheme to issue at least 6 million shares of Company stock to McAfee Capital without consideration and so as to put the shares outside the reach of Gibraltar, SSI.  The lawsuit alleges damages of “over $6.5 million.”  This lawsuit was filed in April 2014 but was not pursued by Gibraltar and was effectively dormant until this quarter.  The allegations are vigorously disputed by the Company.

7.         Outstanding Warrants

During the three months ended September 30, 2015 the Company issued 113 thousand common stock warrants. During the nine months ended September 30, 2015, the Company issued 229 thousand common stock warrants.  All issuances during 2015 were made to accredited investors who entered into amendments to Note and Warrant Purchase Agreements.

For the nine months ended September 30, 2015, note investors and employees exercised 235 thousand warrant shares at the weighted average exercise price of $0.04 per share.

A summary of warrant activity for the three months ended March 31, 2015, June 30, 2015, and September 30, 2015 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2014	351	$3.05	2.69
Expired	-	-
Granted	116	0.01
Exercised	(116)	0.01
Outstanding March 31, 2015	351	$3.05	2.45
Expired	-	-	-
Granted	-	-	-
Exercised	-	-	-
Outstanding June 30, 2015	351	$3.05	2.20
Expired	(3)	1.30
Granted	113	0.01
Exercised	(119)	0.08
Outstanding September 30, 2015	342	$3.10	1.99

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

8.      Fair Value of Warrants

The following table summarizes the assumptions used in computing the fair value of warrants subject to liability and fair value accounting at September 30, 2015:

Expected dividend yield	0%
Risk-free interest rate	0. 49% - 0.78%
Expected volatility	77.37% - 82.25%
Expected Life (years)	1.7 - 2.3
Exercise price	$0.01
Company stock price	$2.75

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

Warrant liability: The warrant liability consists of stock warrants issued by the Company that contain a conditional obligation to repurchase feature. In accordance with accounting for warrants as liabilities, the Company calculated the fair value of 18,644 warrants under Level 3 using the assumptions described in Note 8 - Fair Value of Warrants. Realized and unrealized gains and losses related to the change in fair value of the warrant liability are included in other income on the Statement of Operations.

The following table summarizes financial liabilities measured at fair value on a recurring basis as of September 30, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Warrant liability	$51	$-	$-	$51

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for each of the three month periods ended March 31, 2015, June 30, 2015, and September 30, 2015 follows:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Balance as of December 31, 2014	$108
Related change in fair value	(29)
Balance as of March 31, 2015	$79
Related change in fair value	(12)
Balance as of June 30, 2015	$67
Related change in fair value	(16)
Balance as of September 30, 2015	$51

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

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. As of September 30, 2015, all options were vested, 9 thousand options had been exercised at a weighted average exercise price of $5.50, and 89 thousand options were outstanding.

Inducement Equity Plan Options

In March 2015, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory options to purchase common stock.  The Company issued 25 thousand options during March 2015 with a three year vesting period and five year term at a weighted average exercise price of $3.88. As of September 30, 2015, the 25 thousand options were outstanding.

The following is a summary of options granted under the employee stock plans and the inducement equity plan:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2014	5	1,015	$5.51
Authorized	200	—	—
Granted	(173)	173	4.28
Exercised	-	(137)	3.79
Forfeited/expired	85	(85)	3.23
Balance as of September 30, 2015	117	966	$5.88

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

For the three months ended September 30, 2015 and 2014, the Company recorded stock compensation expense in the amount of $161 thousand and $157 thousand, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded stock compensation expense in the amount of $694 thousand and $447 thousand, respectively.

Valuation and Expense Information

All issuances of stock options or other issuances of equity instruments to employees as consideration for services received by us are accounted for based on the fair value of the equity instrument issued. The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants and the plan.

No stock options or restricted stock awards were issued during the three months ended September 30, 2015.

As of September 30, 2015, the Company had $653 thousand of total unrecognized compensation expense for employees which the Company will amortize over the 1.85 years of weighted remaining term.

11.         Agreements

Working Capital Arrangement. In May 2013 we extended the annual Grain Procurement and Working Capital Agreement with J.D. Heiskell dated March 2011.  Pursuant to the agreement we agreed to procure whole yellow corn and grain sorghum (also called “milo”) from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2015 and is automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all ethanol to Kinergy Marketing or another marketing purchaser designated by the Company and all WDG and condensed distillers solubles to A.L. Gilbert. Our relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for an ethanol plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Grain Procurement and Working Capital
Agreements during the three and nine months ended September 30, 2015 and 2014 are as follows:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Ethanol sales	$23,906	$33,641	$70,765	$121,388
Wet distiller's grains sales	5,609	8,175	19,568	30,970
Corn oil sales	835	1018	2,771	3,263
Corn purchases	24,056	27,616	74,949	94,563
Milo Purchases	-	-	-	-
Accounts receivable	312	-	312	-
Accounts payable	1,539	1,904	1,539	1,904

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains marketing agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the initial terms of the agreements expire on August 31, 2016 with automatic one-year renewals thereafter.  For the three months ended September 30, 2015 and 2014, the Company expensed marketing costs of $0.6 million and $0.7 million, respectively, under the terms of both ethanol and wet distiller’s grains agreements. For the nine months ended September 30, 2015 and 2014, the Company expensed marketing costs of $1.8 million and $2.3 million, respectively.

12.         Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Company’s 60 million gallon per year capacity ethanol manufacturing plant in Keyes, California and its technology lab in College Park, Maryland. As the Company’s technology becomes commercialized, this business segment will include its domestic commercial application of second generation ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “India” operating segment includes the Company’s 50 million gallon per year capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

Summarized financial information by reportable segment for the three and nine months ended September 30, 2015 and 2014 follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues
North America	$32,444	$42,886	$99,795	$155,966
India	6,066	5,462	11,508	10,242
Total revenues	$38,510	$48,348	$111,303	$166,208

Cost of goods sold
North America	$31,603	$35,632	$97,489	$121,754
India	5,873	5,001	11,059	9,762
Total cost of goods sold	$37,476	$40,633	$108,548	$131,516

Gross profit
North America	$841	$7,254	$2,306	$34,212
India	193	461	449	480
Total gross profit	$1,034	$7,715	$2,755	$34,692

North America. During the three and nine months ended September 30, 2015, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 94% and 93% of the Company’s North America segment revenues for the three and nine months ended September 30, 2015, respectively.

During the three and nine months ended September 30, 2014, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol and WDG to J.D. Heiskell accounted for 97% and 99% of the Company’s North America segment revenues for the three and nine months ended September 30, 2014.

India. During the three months ended September 30, 2015, one customer in biodiesel accounted for 72% of the consolidated India segment revenues compared to two customers in biodiesel who accounted for 58% and 19%, respectively of the consolidated India segment revenues during the three months ended September 30, 2014.

During the nine months ended September 30, 2015, one customer in biodiesel accounted for 55% of the consolidated India segment revenues compared to three customers in biodiesel who accounted for 49%, 17%, and 9%, of the consolidated India segment revenues during the nine months ended September 30, 2014.

Total assets consist of the following:

	As of
	September 30,	December 31,
	2015	2014

North America	$74,908	$76,066
India	12,059	13,110
Total Assets	$86,967	$89,176

13.         Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of September 30, 2015 and December 31, 2014. For the three months ended

September 30, 2015 and 2014, the Company expensed $16 thousand and $23 thousand,  respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.  For the nine months ended September 30, 2015 and 2014, the Company expensed $54 thousand and $142 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.  The Company prepaid $150 thousand to Redwood Capital, a Company controlled by Eric McAfee, for the Company's use of flight time on a corporate jet.  As of September 30, 2015, $138 thousand remained as a prepaid expense.

In connection with Amendment No. 11 to the Note Purchase Agreement with Third Eye Capital, the Company agreed to pay a fee of $0.2 million to McAfee Capital, LLC for the loss of liquidity resulting from the guaranties provided by McAfee Capital, LLC to Third Eye Capital for the Company’s debt arrangements.

14.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. During 2015, the Company has been reliant on their senior secured lender and EB-5 funds to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender.  Management’s plans for the Company include:

●	Operating the Keyes plant;
●	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant when economical;
●	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $12.5 million of additional EB-5 notes at 3% interest rate;
●	Refinancing the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant;
●	Restructuring or refinancing the State Bank of India note to allow for additional working capital and reduce current financing costs; and
●	Securing higher volumes of shipments from the Kakinada, India biodiesel and refined glycerin facility.

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and renewable chemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first-generation ethanol and biodiesel plants into advanced biorefineries. Founded in 2006, Aemetis owns and operates a 60 million gallon per year ethanol production facility in the California Central Valley. Aemetis also owns and operates a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India, producing high quality distilled biodiesel and refined glycerin for customers in India and Europe and plans expansion of capacity to 100 million gallons per year. Aemetis operates a research and development laboratory at the Maryland Biotech Center, and holds a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

The India segment has benefited from several recent governmental policy changes beginning in October 2014 with the deregulation of diesel and the related removal of government subsidies that artificially lowered the price of diesel below the world oil price.  In August 2015, a policy change occurred that allowed for the sale of transportation fuel to bulk sales customers further opened the markets.  In October 2015, a policy change occurred that exempted biodiesel feedstock and chemicals used in the manufacture of biodiesel from central excise duty, including palm stearin, methanol and sodium methoxide. These policy changes have had a positive effect on the development of the markets for biodiesel products.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and refined palm oil in India.

Three Months Ended September 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$32,444	$42,886	$(10,442)	-24.3%
India	6,066	5,462	604	11.1%
Total	$38,510	$48,348	$(9,838)	-20.3%

North America.  For the three months ended September 30, 2015, we generated 77% of our revenue from sales of ethanol, 20% from sales of Wet Distillers Grains (WDG), and 3% from sales of corn oil and condensed distillers solubles.  During the three months ended September 30, 2015, plant production averaged 102% of 55 million gallon per year nameplate capacity.  The decrease in revenues between the three months ended September 30, 2015 compared to September 30, 2014 was due to the ethanol sales volume decreasing by 4% to 14.2 million gallons while the average ethanol price decreased by 23% to $1.76 per gallon.  The average price of WDG also decreased 12% to $74.78 per ton while the WDG sales volume decreased 8% to 88.6 thousand tons during the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014.

India.   The increase in revenues was primarily attributable to expansion and sales of biodiesel into the domestic market as a result of policy changes by the Indian government as well as our efforts to develop a domestic market for distilled biodiesel as a transportation fuel during the three months ended September 30, 2015 compared to the one time order for the processing of biodiesel for a domestic customer supplemented by sales of biodiesel into alternative domestic markets and by sales of refined glycerin into the domestic market in the three months ended September 30, 2014.  For the three months ended September 30, 2015, we generated 86% of our sales from biodiesel and 14% of our sales from refined glycerin, compared to the three months ended September 30, 2014 when we generated 70% of our sales from biodiesel, 11% from refined glycerin, and 19% of sales from a single biodiesel processing order. In addition, the  biodiesel sales volume increased by 98%  to 7.6 thousand metric tons while the price decreased by 31% to $685 per metric ton and the sales volume of refined glycerin increased by 83% to 1.2 thousand metric tons while the average price of glycerin decreased by 23% to $714 per metric ton.

Cost of Goods Sold

Three Months Ended September 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$31,603	$35,632	$(4,029)	-11.3%
India	5,873	5,001	872	17.4%
Total	$37,476	$40,633	$(3,157)	-7.8%

North America.  We ground 135 thousand tons of corn at an average price of $179 per ton during the three months ended September 30, 2015 compared to 145 thousand tons of corn at an average price of $185 per ton during the three months ended September 30, 2014. Our cost of feedstock per ton decreased by 3% in the three months ended September 30, 2015 compared to the same period in 2014. Ethanol volume and price also decreased during the three months ended September 30, 2015 compared to the same period in 2014 resulting in an overall decrease in cost of goods sold during the three months ended September 30, 2015 compared to the same period in 2014.

India.  The increase in costs of goods sold was attributable to the increase in revenues from the sales of biodiesel and glycerin. In addition, the overall feedstock costs increased by 50% to $4.0 million in the three months ended September 30, 2015 compared to $2.7 million in the three months ended September 30, 2014.

Gross Profit

Three Months Ended September 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$841	$7,254	$(6,413)	-88.4%
India	193	461	(268)	-58.1%
Total	$1,034	$7,715	$(6,681)	-86.6%

North America.  Gross profit decreased by 88.4% due to a decrease in revenues of 24%. In addition, ethanol prices decreased by 23% and corn prices decreased by only 3% in the three months ended September 30, 2015 compared to the same period in 2014.

India.  The decrease of 58% in gross profit was attributable to the 30% decrease in overall sales price of all products to $689 per metric ton in the three months ended September 30, 2015 compared to the $983 per metric ton overall sales price for all products in the three months ended September 30, 2014, resulting in a lower gross profit margin during the three months ended September 30, 2015.

Operating Expenses

R&D

Three Months Ended September 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$117	$101	$16	15.8%
India	-	-	-	-
Total	$117	$101	$16	15.8%

The increase in R&D expenses in our North America segment for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due to an increase in professional fees of $10 thousand and supplies and other of $10 thousand offset by a decrease in salaries and other expenses of $4 thousand.

SG&A
Three Months Ended September 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$2,436	$2,779	$(343)	-12.3%
India	338	193	145	75.1%
Total	$2,774	$2,972	$(198)	-6.7%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue in the three months ended September 30, 2015 increased to 7.0% as compared to 6.0% in the corresponding period of 2014 while revenues decreased 24% in the three months ended September 30, 2015.  The SG&A in the three months ended September 30, 2015 decreased by 12% compared to the three months ended September 30, 2014. The decrease was due to the decrease in marketing expenses of $95 thousand and professional fees of $0.3 million, partially offset by increase in legal expense by $52 thousand.

India.  SG&A expenses as a percentage of revenue in the three months ended September 30, 2015 slightly increased to 6% as compared to 4% in the corresponding period of 2014. The increase was due to an increase in marketing expenses by $70 thousand, professional fees by $32 thousand, interest and penalties by $22 thousand and salaries and supplies by $15 thousand.

Other Income and Expense

		Three Months Ended September 30 (in thousands)
		2015	2014	Inc/(dec)	% change
North America
	Interest expense	$2,387	$2,029	$358	17.6%
	Amortization expense	1,258	741	517	69.8%
	Loss on debt extinguishment	-	1,231	(1,231)	-100.0%
	Other (income) expense	43	(75)	118	-157.3%

India
	Interest expense	223	258	(35)	-13.6%
	Other (income)	(13)	(6)	(7)	116.7%
	Total	$3,898	$4,178	$(280)	-6.7%

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

North America. Interest expense was slightly higher in the three months ended September 30, 2015 due to slightly higher outstanding debt balances. The increase in amortization expense is due to debt issuance costs added during the quarter through refinancing the sub debts and fees on amendment to our senior debt as of September 30, 2015.

The decrease in other income in the three months ended September 30, 2015 was due to amortization of a guaranty fee from Amendment no. 8 and Amendment no.11.

India.  Interest expense for the three months ended September 30, 2015 was slightly lower compared with the prior period as a result of decrease in the utilization of our working capital loan by 50% and due to settlement with the State Bank of India loan which allowed for an interest holiday. The increase in other income was caused primarily by an increase in other scrap sales by $26 thousand offset by foreign exchange losses of $13 thousand.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel, glycerin and refined palm oil in India.

Nine Months Ended September 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$99,795	$155,966	$(56,171)	-36.0%
India	11,508	10,242	1,266	12.4%
Total	$111,303	$166,208	$(54,905)	-33.0%

North America.   For the nine months ended September 30, 2015, we generated 74% of our revenue from sales of ethanol, 23% from sales of WDG, and 3% from sales of corn oil and condensed distillers solubles.  During the nine months ended September 30, 2015, plant production averaged 104% of 55 million gallon per year nameplate capacity.  The decrease in revenues between the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is due to a decrease in the ethanol sales volume by 7% to 42.6 million gallons while the average ethanol price decreased by 35% to $1.74 per gallon. In addition, the average price of WDG decreased by 17% to $82 per ton while the WDG sales volume decreased by 11% to 276 thousand tons in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

India.   The increase in revenues was primarily attributable to expansion and sales of biodiesel into the domestic market as a result of the deregulation of the biodiesel market by the Indian government in the nine months ended September 30, 2015 compared to an international sale of distilled biodiesel and base level sales of biodiesel and refined glycerin into the domestic market in the nine months ended September 30, 2014. For the nine months ended September 30, 2015, we generated 77% of our sales from biodiesel and 23% of our sales from refined glycerin compared to 75% of our sales from biodiesel, 15% of our sales from refined glycerin and 10% of sales from processing biodiesel for other companies during the nine months ended September 30, 2014. In addition, the biodiesel sales volume increased by 59% to 12.1 thousand metric tons while the average price of biodiesel decreased by 27% to $734 per metric ton and the sales volume of refined glycerin increased by 150% to 4.0 thousand metric tons while the average price of glycerin decreased by 33% to $667 per metric ton in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Cost of Goods Sold

Nine Months Ended September 30 (in thousands)
	2015	2014	Inc/(dec)	% change

North America	$97,489	$121,754	$(24,265)	-19.9%
India	11,059	9,762	1,297	13.3%
Total	$108,548	$131,516	$(22,968)	-17.5%

North America.   We ground 417 thousand tons of corn at an average price of $180 per ton during the nine months ended September 30, 2015 compared to 454 thousand tons of corn at an average price of $208 per ton during the nine months ended September 30, 2014. Our cost of corn per ton decreased by 13% in the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in cost of goods sold between the nine months ended September 30, 2015 and 2014 reflects the decrease in the ethanol sales volume by 7%.

India.   The increase in cost of goods sold was attributable to an increase in revenues from the sales of biodiesel and glycerin. In addition, the overall feedstock costs increased by 18% to $7.4 million for the nine months ended September 30, 2015 compared to $6.3 million in the nine months ended September 30, 2014.

Gross Profit

Nine Months Ended September 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$2,306	$34,212	$(31,906)	-93.3%
India	449	480	(31)	-6.5%
Total	$2,755	$34,692	$(31,937)	-92.1%

North America.  Gross profit decreased due to the decrease in sales by 36% and decrease in the average ethanol price by 35% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

India.  The decrease in gross profit was attributable to the decrease in overall sales price for all products by 28% and overall feedstock costs increased by 18% during the nine months ended September 30, 2015.

Operating Expenses

R&D
Nine Months Ended September 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$330	$342	$(12)	-3.5%
India	-	-	-	-
Total	$330	$342	$(12)	-3.5%

The R&D expenses period over period remained constant.

SG&A
Nine Months Ended September 30 (in thousands)

	2015	2014	Inc/(dec)	% change

North America	$8,748	$8,468	$280	3.3%
India	808	795	13	1.6%
Total	$9,556	$9,263	$293	3.2%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the nine months ended September 30, 2015 increased to 9.0% as compared to 5.0% in the corresponding period of 2014. The increase in SG&A expense was primarily due to an increase in salaries and stock compensation expense of $0.4 million, interest and penalties on property tax of $0.4 million, partially offset by a decrease in marketing expense of $0.5 million, and travel expense of $0.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

India.   SG&A expenses as a percentage of revenue in the nine months ended September 30, 2015 decreased to 6% as compared to 8% in the corresponding period of 2014. Overall SG&A expenses increased slightly period over period due to increases in marketing expenses of $120 thousand, professional fees of $15 thousand and supplies of $31 thousand partially offset by decreases in salaries of $95 thousand.

Other Income and Expense

		Nine Months Ended September 30 (in thousands)
		2015	2014	Inc/(dec)	% change
North America
	Interest expense	$6,863	$6,966	$(103)	-1.5%
	Amortization expense	5,386	5,361	25	0.5%
	Loss on debt extinguishment	330	1,346	(1,016)	-75.5%
	Other (income) expense	247	(193)	440	-228.0%

India
	Interest expense	778	771	7	0.9%
	Other (income)	(56)	(43)	(13)	30.2%
	Total	$13,548	$14,208	$(660)	-4.6%

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

North America.  Interest expense was slightly lower in the nine months ended September 30, 2015 due to $19.4 million in principal and $0.2 million in interest payments on our senior notes, EB-5 notes, and Sub Notes offset by additional borrowings of $22.0 million in EB-5 Notes and $11.5 million in fees and stock repurchases costs added to the senior notes. The slight increase in amortization expense was due to debt issuance costs present during the prior period becoming fully amortized in the nine months ended September 30, 2015, partially offset by the addition of the refinancing fees on sub debt and maturity date extension fees on senior debt during the nine months ended September 30, 2015. The debt extinguishment costs were lower in the nine months ended September 30, 2015 than in the corresponding period of 2014 as a result of the extinguishment accounting that was applied to one of the two refinances of three Sub Notes with two accredited investors in the 2015 period compared to the extinguishment accounting that was applied to all Sub Notes that were refinanced in the 2014 period. The increase in other expense in the nine months ended September 30, 2015 was due to amortization of a guaranty fee from Amendment No. 8 to the Note Purchase Agreement compared to income recognized from extinguishment of long standing liabilities and gain on sale of assets in the nine months ended September 30, 2014.

India.  Interest expense increased slightly as a result of an increase in utilization of working capital line by 7% offset by the settlement with the State Bank of India loan which allowed for an interest holiday during the three months ended September 30, 2015. The slight increase in other income was caused primarily by an increase in foreign exchange gains of $16 thousand and $40 thousand in other scrap sales in the nine months ended September 30, 2015.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $2.5 million at September 30, 2015, of which $2.3 million was held in our North American entities and $0.2 million was held in our Indian subsidiary. Our current ratio at September 30, 2015 was 0.35 compared to a current ratio of 0.29 at December 31, 2014. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):
	September 30, 2015	December 31, 2014
Cash and cash equivalents	$2,516	$332
Current assets (including cash, cash equivalents, and deposits)	9,560	7,933
Current liabilities (excluding short term debt)	14,489	14,570
Short & long term debt and other long term liabilities	101,506	77,578

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. During the first nine months of 2015, $22.0 million in funding from the EB-5 program was released to Aemetis’s subsidiary, AE Advanced Fuels, Inc.; additionally, the EB-5 escrow account is holding funds from 23 investors pending approval by the USCIS. These funds represent $11.5 million of funding that is expected to be released from the escrow account during the fourth quarter of 2015 and early 2016. Our principal uses of cash have been to service indebtedness and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Note 5.  Notes Payable of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

During the first nine months of 2015, ethanol prices have declined significantly, reducing our profitability as of September 30, 2015. We operate in a volatile market in which we have little control over the major components of production costs and product revenues.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, corn oil, CDS, biodiesel, waste fats and oils, NPRO, and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

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

At September 30, 2015, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital financing arrangements equaled $59.6 million. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2016; provided, however, that pursuant to Amendment No. 11 to the Note

Purchase Agreement, dated August 6, 2015, we have the right to extend the maturity date of the Notes to April 1, 2017 upon notice and payment of a 5% extension fee. We intend to pay the Notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.  We believe that we should be able to refinance our senior debt facility with commercial rates commensurate with our current credit profile.

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

Change in Working Capital and Cash Flows

During the nine months ended September 30, 2015, current and long term debt increased by $24.0 million primarily due to (i) additional borrowings of $22.0 million received from the EB-5 investors, (ii) stock repurchase costs of $8.4 million added to the outstanding balance of and $3.5 million in draws against the Revolving Credit Facility with our senior lender, (iii) $3.5 million in working capital loans from our working capital arrangement with Secunderabad Oils Limited, (iv) monitoring, waiver, and maturity date extension fees on senior debt added to the Revolving Credit Facility of $4.3 million, and (v) accrued interest of $7.3 million. The increase in current and long term debt was partially offset by decreases due to:  (i) payments of principal of $19.3 million to our senior lender and $0.2 million to our subordinated lenders, (ii) $3.3 million and $1.1 million of principal payments to our working capital partners in India and on the State Bank of India loan, and (iii) payments of interest of $0.4 million. Current assets increased by $1.6 million due to (i) a $2.2 million increase in cash, (ii) a $0.9 million increase in accounts receivable partially offset by (iii) a $0.7 million decrease in inventory, and a $0.8 million decrease in prepaid expenses and other assets.

Net cash used by operating activities during the nine months ended September 30, 2015 was $2.8 million consisting of non-cash charges of $10.2 million, net changes in operating assets and liabilities of $7.7 million, and net loss of $20.7 million. The non-cash charges consisted of: (i) $5.5 million in amortization of debt issuance costs and patents, (ii) $3.6 million in depreciation expenses, (iii) $0.9 million in stock-based compensation expense and (iv) $0.3 million in loss on extinguishment of debt. Net changes in operating assets and liabilities consisted primarily of an increase in accounts receivable and other assets of $1.0 million, partially offset by: (i) a $0.5 million decrease in accounts payable, (ii) a $0.4 million increase in other liabilities, (iii) a $1.3 million decrease in prepaid expenses and inventory, and (iv) a $7.4 million increase in accrued interest.

Cash used by investing activities was minimal.

Cash provided by financing activities was $5.1 million, primarily from proceeds from borrowings of $29.0 million, partially offset by payments in principal on long-term term loans of $23.9 million.

As of the publication of this report, $0.4 million remained available for future draw on the Revolving Credit Facility.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of September 30, 2015.

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

Not applicable

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

PART II -- OTHER INFORMATION

Item 1.                 Legal Proceedings

On March 10, 2011, UBPL received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period.  On August 22, 2015, UBPL received from the State Bank of India, a One Time Settlement Sanction Letter allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days after which the interest rate is payable at 13.7% per annum, and certain releases by both parties. Upon performance under the agreement, including the payment of all stipulated amounts, UBPL will receive relief for prior accrued interest in the amount of approximately $2.1 million.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District Court for the Eastern District of California – Fresno Division against the Company and its subsidiary, AAFK. The case was transferred to the Southern District of Indiana and joined to a pending Multidistrict Litigation. The complaint alleges infringement of patent rights assigned to Greenshift and pertaining to corn oil extraction processes the Company employs, and seeks royalties, treble damages, attorney’s fees, and injunctions precluding the Company from further infringement. The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC. Valicor has no obligations to indemnify us. On October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid and, therefore, not infringed and adopted this finding in our case on January 16, 2015.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. We believe the likelihood of Greenshift succeeding on appeal of the invalidity findings is small since the Court’s findings included several grounds for invalidity of each allegedly infringed patent. If Greenshift successfully appeals the findings of invalidity, damages may be $1 million or more.  The only remaining claim in the suit alleges that GS Cleantech obtained the patents at issue by inequitably conducting itself before the United States Patent Office. A trial in the District Court for the Southern District of Indiana on that issue was concluded and awaits judicial decision. If the patents at issue are found invalid due to GS Cleantech’s inequitable conduct, it would receive no damage award. If the Court determines this is an “exceptional case” it may award the Company and its subsidiary the attorneys’ fees expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling.

The Company is a named defendant in the lawsuit filed by Gibraltar SSI, LLC.  In addition to the Company, the lawsuit names McAfee Capital, LLC, P2 Capital, LLC, Eric McAfee and Marguerite McAfee as defendants.  Plaintiff Gibraltar SSI, LLC alleges causes of action for fraudulent conveyances and related claims alleging that the Company participated in a scheme to issue at least 6 million shares of Company stock to McAfee Capital without consideration and so as to put the shares outside the reach of Gibraltar, SSI.  The lawsuit alleges damages of “over $6.5 million.”  This lawsuit was filed in April 2014 but was not pursued by Gibraltar and was effectively dormant until this quarter.  The allegations are vigorously disputed by the Company.

Item 1A.                Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 12, 2015.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2015, we issued 113 thousand shares of our common stock to two subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

Each of these issuances was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Public Announced plans or programs	Maximum number of shares that may yet to be purchased under the announced Plans or Programs
July 1 to 31, 2015	-	-	-	-
August 1 to 31, 2015	100,000	$4.00	-	-
September 1 to 30, 2015	-	-	-	-

On August 6, 2015, Third Eye Capital agreed to Amendment No. 11 to the Note Purchase Agreement to allow for the repurchase of 100,000 shares of common stock of the Company at a repurchase price of $4.00 per share for an aggregate purchase price of approximately $0.4 million. The repurchase price was added to the outstanding principal balance of the Revolving Credit Facility.

Item 3.                 Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended September 30, 2015

Item 4.                 Mine Safety Disclosures.

None

Item 5.                 Other Information.

None

Item 6.                      Exhibits.

10.1
Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 7, 2015).

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

Date: November 5, 2015

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2015