Form 10-K
period 2015-12-31
AEMETIS, INC
filed 2016-03-29
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $40,551,844 as of June 30, 2015 based on the average bid and asked price on the NASDAQ Markets reported for such date.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on March 18, 2016 was 19,656,429 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts.  Forward-looking statements in this Annual Report on Form 10-K including, without limitation, statements regarding management’s plans; trends in demand for renewable fuels; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-added byproduct processing systems; our ability to expand into alternative markets for  biodiesel and its byproducts, including continuing to expand our sales into international markets; the impact of changes in regulatory policies on our performance, including the Indian government’s recent changes to tax policies, diesel prices and related subsidies; our ability to continue to develop new, and to maintain and protect  new and existing, intellectual property rights; our plans to expand the capacity of our facility in India; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties.  Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Item 1.  Business

General

We are an international renewable fuels and biochemicals company focused on the production of advanced fuels and chemicals through the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by conversion of first-generation ethanol and biodiesel plants into advanced biorefineries. We operate in two reportable geographic segments:  “North America” and “India.”  For revenue and other information regarding our operating segments, see Note 13- Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

We were incorporated in Nevada in 2006.

We own and operate a 60 million gallon per year ethanol production facility located in Keyes, California (the Keyes plant).  The facility produces its own combined heat and power (CHP) through the use of a natural gas-powered steam turbine, and reuses 100% of its process water with zero water discharge.  In addition to ethanol, the Keyes plant produces Wet Distillers Grains (WDG), corn oil, and Condensed Distillers Solubles (CDS), all of which are sold to local dairies and feedlots as animal feed.  The primary feedstock for the production of low carbon fuel ethanol at the Keyes facility is Number Two yellow dent corn.  The corn is procured from various Midwestern grain facilities and shipped, via Union Pacific Rail Road, to an unloading facility adjacent to the plant.

We own and operate a biodiesel production facility in Kakinada, India (the Kakinada plant) with a nameplate capacity of 150,000 metric tons per year, which is equal to 50 million gallons per year.  We believe this facility is one of the largest biodiesel production facilities in India on a nameplate capacity basis.  Our objective is to continue to capitalize on the substantial growth potential of the industry in India and established markets in the EU and U.S.

Strategy

Key elements of our strategy include:

North America

Leverage Approved Feedstock Pathways. Besides our use of corn as our primary feedstock, when economically advantageous, we will also utilize grain sorghum (“milo”) as an advanced feedstock for the production of biofuels.  We have been approved by the U.S. Environmental Protection Agency (U.S. EPA) to use the milo pathway (in combination with landfill gas and CHP) for the production of advanced biofuels and associated higher value D5 Renewable Identification Numbers (RINs). The economics during 2014 and 2015 favored the use of corn over milo.  This was largely due to the significant export demand for milo by China. During 2016, we anticipate processing milo as a feedstock.

Leverage the Keyes plant infrastructure and location.  As milo becomes price-competitive with corn, the Keyes plant has the brokerage and infrastructure relationships in place to incorporate this feedstock into production without delay. Through its strategic location with adjacent access to the Union Pacific railroad and near the Port of Stockton, the Keyes plant can, and has, procured milo from both domestic and international sources.  Additionally, the Keyes Plant has ready access to biogas through its existing infrastructure for the production of advanced biofuels under the approved EPA milo pathway.  We have also entered into a multi-year contract with Chromatin, Inc., an advanced milo seed and technology provider, to establish a multi-thousand acre local milo growing program with farmers in California’s Central Valley.  In 2014, we were awarded a $3 million dollar matching grant from the California Energy Commission for the acquisition of milo for the production of lower carbon fuel ethanol, and to fully develop the in-state milo growing program. We expect to receive proceeds from the grant in 2016.

 Leverage technology for the development and production of additional advanced biofuels and renewable chemicals. In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks. We have been awarded ten patents for the production of advanced biofuels.  Our objective is to continue to commercialize this technology and expand the production of advanced biofuel technologies and other bio-chemicals in the United States.

Diversify and expand revenue and cash flow by continuing to develop and adopt value-added byproduct processing systems.  During April 2012, we installed a distillers corn oil extraction unit at the Keyes plant and began extracting corn oil for sale into the livestock feed market beginning in May 2012.  During 2014, we installed a second oil extraction system to further improve corn oil yields from this process. We continue to evaluate and, as allowed by available financing and incremental profitability, adopt additional value-added processes that increase the value of the ethanol, distillers grain, corn oil and CO2 produced at the Keyes plant, including adding liquefied CO2 processing capability.

Joint venture or license our technologies to other ethanol and biodiesel plants.  After developing and commercially demonstrating technologies at the Keyes and/or Kakinada plants, we plan to explore and evaluate opportunities for joint ventures or to license our technologies to the other approximately 200 ethanol plants and hundreds of biodiesel plants in the U.S., as well as plants in Brazil, Argentina, India and elsewhere.

Evaluate and pursue technology acquisition opportunities.  We intend to evaluate and pursue opportunities to acquire technologies and processes that result in accretive value opportunities as financial resources and business prospects make the acquisition of these technologies advisable. In addition, we may also seek to acquire companies, or enter into licensing agreements or form joint ventures with companies that offer prospects for the adoption of accretive technologies.

Acquire additional biofuels production facilities. There are approximately 200 ethanol plants in the U.S. that could be upgraded to expand revenues and improve cash flow using technology commercially deployed or licensed by us.  On an opportunistic basis, we will evaluate the benefit of acquiring ownership of a portion of or all of other biodiesel production facilities, or entering into joint-venture or licensing agreements with other ethanol, renewable diesel or renewable jet fuel facilities.

India

Capitalize on recent policy changes by the Government of India, particularly those reducing the subsidies on diesel, reducing unfair taxation of feedstock and reducing restrictions on sales of fuel into the transportation markets.  We plan to expand our marketing channels for the traditional bulk and transportation biodiesel markets, which are becoming more economically attractive as a result of reduced government subsidies on petroleum diesel (biodiesel is not subsidized in India) and policies to further open sales into the bulk fuel markets.

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

Continue to develop international markets.  We expect to increase sales by selling our biodiesel into international markets.  During 2014, we completed the construction of a biodiesel distillation column, which allows us to produce a high-quality biodiesel product meeting European Union standards.  We received the certifications necessary to meet the International Sustainability and Carbon Certification (ISCC) standard, allowing for further access to European markets for our biodiesel products.  During 2015, we obtained the pathway certification permitting importation of biodiesel into California.

Diversify our feedstocks from India and international sources.  We designed our Kakinada plant with the capability to produce biodiesel from multiple feedstocks.  In 2009, we began to produce biodiesel from non- refined palm oil (NRPO).  During 2014, we further diversified our feedstock with the introduction of animal oils and fats, which we used for the production of biodiesel to be sold into the European markets.  The Kakinada plant is capable of producing biodiesel from used cooking oil (UCO), which can be supplied from China, the Middle East and other foreign markets, as well as domestic India suppliers.

Develop and commercially deploy technologies to produce high-margin products. The technology applicable to the Keyes plant for the upgrade of corn oil into valuable, high-margin products also applies to the Kakinada plant in India.  By using the existing equipment, process controls, utilities and personnel at the Kakinada plant, we plan to produce high-value products more quickly and at a lower capital and operating cost than greenfield projects.

2015 Highlights

North America

 During 2015, we produced four products at the Keyes plant:  denatured ethanol, WDG, corn oil, and CDS.  We sold 100% of the ethanol and WDG produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell.  J.D. Heiskell in turn sells 100% of our ethanol to Kinergy Marketing LLC ("Kinergy") and 100% of our WDG to A.L. Gilbert Co. ("A.L.Gilbert"), a local feed and grain business. We sell corn oil to local animal feedlots (primarily poultry) through J.D. Heiskell as well as other feed mills in small amounts for use in various animal feed products. Small amounts of CDS were sold to various local third parties as an animal feed supplement.  Ethanol pricing for sales to J.D. Heiskell is determined pursuant to a marketing agreement between Kinergy and us, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with numerous fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert, and us, and is generally determined in reference to the local price of dry distillers grains (DDG), corn, and other protein feedstuffs.

The following table sets forth information about our production and sales of ethanol and WDG for 2015 compared with 2014:

	2015	2014	% Change
Ethanol
Gallons Sold (in 000s)	55,787	60,197	-7%
Average Sales Price/Gallon	$1.74	$2.54	-31%
WDG
Tons Sold (in 000s)	360	408	-12%
Average Sales Price/Ton	$79.68	$91.81	-13%

India

The market for biodiesel improved during early 2015 upon deregulation of the diesel market prices in India, the elimination of the inverted tax on feedstock, and the government approval to sell biodiesel to bulk customers.  Our production of biodiesel in 2015 increased compared to 2014 due to these policy changes. During 2015, we secured a major fleet customer, who has demonstrated the viability of operating a fleet of vehicles using biodiesel.

In 2015, we produced two products at the Kakinada plant: biodiesel and refined glycerin.  Crude glycerin produced as a by-product of the biodiesel production was further processed into refined glycerin.

The following table sets forth information about our production and sales of biodiesel and refined glycerin in 2015 and 2014:

	2015	2014	% Change
Biodiesel
Tons sold (1)	19,523	9,036	116%
Average Sales Price/Ton	$724	$985	-26%
Refined Glycerin
Tons sold	4,653	2,236	108%
Average Sales Price/Ton	$668	$933	-28%

(1)	1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

The Kakinada plant was originally designed to include four production units:  biodiesel, refined glycerin, oil refining and fractionation.  To date, the biodiesel, refined glycerin and oil refining units have been completed.  In order to complete the fractionation unit, we will need to purchase and install additional equipment at an additional cost of approximately $2 million.

Biodiesel pricing in India is indexed to the price of petroleum diesel, and as such, the increase in the price of petroleum diesel is expected to favorably impact the profitability of our Indian operations.

Competition

North America

According to the U.S. Energy Information Agency (EIA), there were approximately 195 operating commercial fuel ethanol production facilities in the U.S. with a combined nameplate production of approximately 14.75 billion gallons per year in 2015.  The production of ethanol is a commodity-based business, and producers compete on the basis of price.  We sell ethanol into the Northern California market; however, since insufficient production capacity exists in California to supply the state’s total fuel ethanol demand (in excess of one billion gallons), we compete with ethanol transported into California from Midwestern producers.  Similarly, our co-products, principally WDG and corn oil, are sold into California markets and compete with WDG and corn oil transported into the California markets as well as alternative feed products.

India

With respect to biodiesel sold as fuel, we compete primarily with the producers of petroleum diesel, which are the three state-controlled oil companies:  Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies:  Reliance Petroleum and Essar Oil, all of whom have significantly larger market shares than we do and control a significant share of the distribution network.  These competitors may also purchase our product for blending and further sales to their customers.  We compete primarily on the basis of price.  The price of biodiesel is indexed to the price of petroleum diesel, which, during 2015, was allowed to float to market pricing by the Indian government.  Prior to 2015, the Indian government subsidized state-controlled oil companies, creating a disparity between the cost of oil on the open market and the price we could obtain from sales of biodiesel.  In 2015, the Indian government allowed for the sale of biodiesel to bulk fuel customers.  We believe the elimination of subsidies and the lifting of certain restrictions on the sale of bulk fuels will have a positive effect on our margins and will increase the business, operating results and financial condition of our India segment during 2016.  With respect to international markets, principally the European markets, we compete with biodiesel from Europe, Argentina, Indonesia and Malaysia, some of which subsidize their biodiesel industry using government payment and taxation programs to promote the sales of their products into these markets.

With respect to biodiesel sold for manufacturing purposes, we compete with specialty chemical manufacturers selling products into the textile industries primarily on the basis of price. With respect to crude and refined glycerin, we compete with other glycerin producers and refiners selling products into the personal care, paints and adhesive markets primarily on the basis of price and product quality.

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

India

During 2015, we derived 82% and 18% of our sales from biodiesel and refined glycerin respectively. Out of the 82% of biodiesel sales, only one customer accounted for more than 10% of our sales of biodiesel at 56%. None of our refined glycerin customers have accounted for more than 10% of our sales on the consolidated India segment revenues in 2015. During 2014, we derived 73%, 17%, and 10% of our sales from biodiesel, refined glycerin, and fees earned on processing biodiesel, respectively. Out of the 73% of biodiesel sales, two customers accounted for more than 10% of our sales of biodiesel, with 38% from an export customer and 16% from a domestic customer. None of the refined glycerin customers accounted for more than 10% of total sales of our India segment in 2014.

Pricing

North America

We sell 100% of the ethanol and WDG we produce to J.D. Heiskell.  Ethanol pricing is determined pursuant to a marketing agreement between Kinergy and us, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area in California, as published by the Oil Price Information Service (OPIS), as well as the terms of quarterly contracts negotiated by Kinergy with local fuel blenders and available premiums for fuel with low Carbon Intensity (CI) as provided by California’s Low Carbon Fuel Standard (LCFS).  The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us, and is generally determined in reference to the price of DDG, corn, and other protein feedstuffs, based on local pricing in California’s Central Valley.

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

Raw Materials and Suppliers

North America

We entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell in March 2011, which we amended in May 2013 (the “Heiskell Agreement”). Under the Heiskell Agreement, we agreed to procure Number Two yellow dent corn from J.D. Heiskell.  We have the ability to obtain corn from other sources subject to certain conditions, however, in 2015, all of our corn requirements were purchased from J.D. Heiskell.  Title to the corn and risk of loss pass to us when the corn deposited into our weigh bin.  We purchased no milo from J.D. Heiskell during 2015.  The agreement is automatically renewed for additional one-year terms. The current term is set to expire on December 31, 2016.

India

A number of edible oil processing facilities that produce NRPO as a byproduct surround the Kakinada plant.  In 2015, all of our biodiesel was produced from animal oils and fats or NRPO. The receiving capabilities of the Kakinada plant allow for import of feedstock using the local port at Kakinada plant.  During 2015 and 2014, we imported crude palm oil for further processing into refined palm oil and imported crude glycerin for further processing into refined glycerin.  In addition to feedstock, the Kakinada plant requires quantities of methanol and chemical catalysts for use in the biodiesel production process.  These chemicals are also readily available and sourced from a number of suppliers surrounding the Kakinada plant.  We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

Sales and Marketing

North America

As part of our obligations under the Heiskell Agreement, we entered into a purchase agreement with J.D. Heiskell, pursuant to which we granted J.D. Heiskell exclusive rights to purchase 100% of the ethanol and WDG we produce at prices based upon the price established by the marketing agreements with Kinergy and A.L. Gilbert.  In turn, J.D. Heiskell agreed to resell all the ethanol to Kinergy (or any other purchaser we designate) and all of the WDG to A.L. Gilbert.

In March 2011, we entered into a WDG Purchase and Sale Agreement with A.L. Gilbert, pursuant to which A.L. Gilbert agreed to market on an exclusive basis all of the WDG we produce.  The agreement is automatically renewed for additional one-year terms.  The current term is set to expire on December 31, 2016.

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol.  The agreement is automatically renewed for additional one-year terms.  The current term is set to expire on August 31, 2016.

India

We sell our biodiesel and crude glycerin (i) to end-users utilizing our own sales force and independent sales agents and (ii) to brokers who resell the product to end-users.  We pay a sales commission on sales arranged by independent sales agents.

Commodity Risk Management Practices

North America

The cost of corn and the price of ethanol are volatile and the correlation of these commodities form the basis for the profit margin at our Keyes plant.  We are, therefore, exposed to commodity price risk.  Our risk management strategy is to operate in the physical market by purchasing corn and selling ethanol on a daily basis at the then prevailing market price.  We monitor these prices daily to test for an overall positive variable contribution margin. We periodically explore methods of mitigating the volatility of our commodity prices; however, during 2015 we did not engage in any specific programs.  We intend to opportunistically purchase milo when market conditions present favorable conditions.  Similarly, with the EPA certification received in August 2013, we intend to opportunistically purchase the combination of milo and biogas to generate advanced biofuel RIN credits, when market conditions present favorable margins.

India

The cost of NRPO and the price of biodiesel are volatile and are generally uncorrelated.  We therefore are exposed to ongoing and substantial commodity price risk.  Our risk management strategy is to produce biodiesel in India only when we believe we can generate positive gross margins and to idle the Kakinada plant during periods of low or negative gross margins.  During 2014, we introduced animal oil and fats as a means of further diversifying our feedstock and improving margins.

In addition, to minimize our commodity risk, we modified the processes within our facility to utilize lower cost NRPO, which enables us to reduce our feedstock costs.  Our ability to mitigate the risk of falling biodiesel prices is more limited.  The price of our biodiesel is generally indexed to the price of petroleum diesel, which is set by the Indian government.  During January 2015 the Indian government fully lifted subsidies for diesel by increasing the sales price of diesel to the market price.

We have in the past, and may in the future, use forward purchase contracts and other hedging strategies; however, the extent to which we engage in these risk management strategies may vary substantially from time to time depending on market conditions and other factors.

Research and Development

Our R&D efforts consist of working to develop and commercialize our existing microbial technology, to evaluate third party technologies and to expand the production of ethanol and other renewable bio-chemicals in the United States. The primary objective of this development activity is to optimize the production of ethanol using either our proprietary, patent-pending enzyme technology for large-scale commercial production or the evaluation of third party technologies which have promise for large-scale commercial adoption at one of our operating facilities.  Our innovations are protected by several issued or pending patents.  We are in the process of filing additional patents that will further strengthen our portfolio.  Some core intellectual property has been exclusively and indefinitely licensed from the University of Maryland.  R&D expense was $0.5 million in each of 2015 and 2014.

Patents and Trademarks

We have filed a number of trademark applications within the U.S.  We do not consider the success of our business, as a whole, to be dependent on these trademarks.  In addition, we hold ten awarded patents in the United States.  We also hold related patents in major foreign jurisdictions.  Our patents cover the Z-microbeTM and production of cellulosic ethanol.  We intend to develop, maintain and secure further intellectual property rights and pursue new patents to expand upon our current patent base.

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

We have received, and in the future may receive additional, claims of infringement of other parties’ proprietary rights.  See Item 3. Legal Proceedings, below.  Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that future assertions or prosecutions could harm our business.  Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements.  Such royalty or licensing arrangements, if required, may require us to license back our technology or may not be available on terms acceptable to us, or at all.

Environmental and Regulatory Matters

North America

We are subject to federal, state and local environmental laws, regulations and permit conditions, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees.  These laws, regulations and permits require us to incur, on an annual basis, significant capital costs.  These include, but are not limited to, testing and monitoring plant emissions, and where necessary, obtaining and maintaining mitigation processes to comply with regulations.  They may also require us to make operational changes to limit actual or potential impacts to the environment.  A significant violation of these laws, regulations, permits or license conditions could result in substantial fines, criminal sanctions, permit revocations and/or facility shutdowns.  In addition, environmental laws and regulations change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures.

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes.  If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material contamination or any such third party claims.  Based on our current assessment of the environmental and regulatory risks, we have not accrued any amounts for environmental matters as of December 31, 2015.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

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

Employees

At December 31, 2015, we had a total of 135 full-time equivalent employees, comprised of 13 full-time and three part-time equivalent employees in our corporate offices, 46 full-time equivalent employees at the Keyes plant, two full-time equivalent employees in our Maryland research and development facility and 71 full-time equivalent employees in India.

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

Risks Related to our Overall Business

 We are currently not profitable and historically, we have incurred significant losses.  If we incur continued losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities.  As of December 31, 2015, we had an accumulated deficit of approximately $114.3 million.  For our fiscal years ended December 31, 2015 and 2014, we reported a net loss of $27.1 million and net income of $7.1 million, respectively.  Despite 2014 profitability and positive cash flow from operations, we may incur losses for an indeterminate period of time and may not achieve consistent profitability.  An extended period of losses or negative cash flow may prevent us from successfully operating and expanding our business.

We are dependent upon our working capital agreements with J.D. Heiskell and Secunderabad Oils Limited.

Our ability to operate our Keyes plant depends on maintaining our working capital agreement with J.D. Heiskell, and our ability to operate the Kakinada plant depends on maintaining our working capital agreement with Secunderabad Oils Limited (The “Secunderabad Agreement”).  The Heiskell Agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that J.D. Heiskell may terminate the agreement by notice 90 days prior to the end of the initial term or any renewal term.  The current term extends through December 31, 2016.  In addition, the agreement may be terminated at any time upon a default, such as payment default, bankruptcy, acts of fraud or material breach under one of our related agreements with J.D. Heiskell.  The Secunderabad Agreement may be terminated at any time by either party upon written notice.  If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn or sorghum supply, which we may be unable to do in a timely manner or at all.  If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

Disruptions in ethanol production infrastructure may adversely affect our business, results of operations and financial condition.

Our business depends on the continuing availability of rail, road, port, and storage and distribution infrastructure. In particular, due to limited storage capacity at the Keyes plant and other considerations related to production efficiencies, the Keyes plant depends on just-in-time delivery of corn and milo. The delivery and transformation of feedstock requires a significant and uninterrupted supply of corn and milo, principally delivered by rail, as well as other raw materials and energy, primarily electricity and natural gas. The prices of rail, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. The national rail system, as well as local electricity and gas utilities may not be able to reliably supply the rail logistics, electricity and natural gas that the Keyes plant will need or may not be able to supply those resources on acceptable terms. Any disruptions in the ethanol production infrastructure, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of corn, milo or other raw materials and energy and may require the Keyes plant to halt production which could have a material adverse effect on our business, results of operations and financial condition.

Our results from operations are primarily dependent on the spread between the feedstock and energy we purchase and the fuel, animal feed and other products we sell.

 The results of our ethanol production business in the U.S. are significantly affected by the spread between the cost of the corn and natural gas that we purchase and the price of the ethanol, WDG and corn oil that we sell. Similarly, in India our biodiesel business is primarily dependent on the price difference between the costs of the feedstock we purchase (principally NRPO and crude glycerin) and the products we sell (principally distilled biodiesel and refined glycerin).  The markets for ethanol, biodiesel, WDG, corn oil and glycerin are highly volatile and subject to significant fluctuations.  Any decrease in the spread between prices of the commodities we buy and sell whether as a result of an increase in feedstock prices or a reduction in ethanol or biodiesel prices would adversely affect our financial performance and cash flow and may cause us to suspend production at either of our plants.

 The price of ethanol is volatile and subject to large fluctuations, and increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, either of which could adversely impact our results of operations, cash flows and financial condition.

 The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the demand for gasoline, which is in turn dependent upon the price of petroleum, which is also highly volatile and difficult to forecast.  Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.  In addition, domestic ethanol production capacity increased significantly in the last decade.  Demand for ethanol may not increase commensurately with increases in supply, which could lead to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices.

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

 In addition, we intend to modify or adapt third party technologies at the Keyes plant and at the Kakinada plant to accommodate alternative feedstocks and improve operations.  After we design and engineer a specific integrated upgrade to either or both plants to allow us to produce products other than their existing products, we may not receive permission from the regulatory agencies to install the process at one or both plants.  Additionally, even if we are able to install and begin operations of an integrated advanced fuels and/or bio-chemical plant, we cannot assure you that the technology will work and produce cost effective products because we have never designed, engineered nor built this technology into an existing bio-refinery.  Similarly, our plans to add a CO2 conversion unit at the Keyes plant may not be successful as a result of financing, issues in the design or construction process, or our ability to sell liquid CO2 at cost effective prices.  Any inability to execute our business plan may have a material adverse effect on our operations, financial position and ability to pay dividends and continue as a going concern.

 We are dependent on, and vulnerable to any difficulties of, our principal suppliers and customers.

 We buy all of the feedstock for the Keyes plant from one supplier, J.D. Heiskell.  Under the Heiskell Agreement, we are only permitted to purchase feedstock from other suppliers upon the satisfaction of certain conditions.  In addition, we have contracted to sell all of the WDG, CDS, corn oil and ethanol we produce at the Keyes plant to J.D. Heiskell.  J.D. Heiskell, in turn, sells all ethanol produced at the Keyes plant to Kinergy Marketing and all WDG and syrup to A.L. Gilbert.  If J.D. Heiskell were to fail to deliver adequate feedstock to the Keyes plant or fail to purchase all the product we produce, if Kinergy were to fail to purchase all of the ethanol we produce, if A.L. Gilbert were to fail to purchase all of the WDG and syrup we produce, or if any of them were otherwise to default on our agreements with them or fail to perform as expected, we may be unable to find replacement suppliers or purchasers, or both, in a reasonable time or on favorable terms, any of which could materially adversely affect our results from operations and financial results.

 We are currently in default on our term loan with the State Bank of India.

On March 10, 2011, Universal Biofuels Private Limited (“UBPL”), our India operating subsidiary, received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principalpayment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period.  On August 22, 2015, UBPL received from the State Bank of India, a One Time Settlement Sanction Letter allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days after which the interest rate is payable at a rate of 2% above the base rate of Reserve Bank of India and certain releases by both parties. Upon performance under the agreement, including the payment of all stipulated amounts, UBPL will receive relief for prior accrued interest in the amount of approximately $2.1 million.

 We may be unable to repay or refinance our Third Eye Capital Notes upon maturity.

 Under our note facilities with Third Eye Capital Corporation (Third Eye Capital), we owe approximately $61.8 million, excluding debt discounts, as of December 31, 2015.  Our indebtedness and interests payments under these note facilities are currently substantial and may adversely affect our cash flow, cash position and stock price.  These notes are currently due in April 2017 although the maturity can be extended to March 2018 upon payment of certain fees.  We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes.  We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the maturities of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we are unable to amend our current note purchase agreement with Third Eye Capital, our ability to pay dividends could be restrained.

Our business is dependent on external financing and cash from operations to service debt and provide future growth.

 The adoption of new technologies at our ethanol and biodiesel plants, and our working capital requirements are financed in part through debt facilities.  We may need to seek additional financing to continue or grow our operations.  However, generally unfavorable credit market conditions may make it difficult to obtain necessary capital or additional debt financing on commercially viable terms or at all.  If we are unable to pay our debt we may be forced to delay or cancel capital expenditures, sell assets, restructure our indebtedness, seek additional financing, or file for bankruptcy protection.  Debt levels or debt service requirements may limit our ability to borrow additional capital, make us vulnerable to increases in prevailing interest rates, subject our assets to liens, limit our ability to adjust to changing market conditions, or place us at a competitive disadvantage to our competitors.  Should we be unable to generate enough cash from our operations or secure additional financing to fund our operations and debt service requirements, we may be required to postpone or cancel growth projects, reduce our operations, or may be unable to meet our debt repayment schedules.  Any one of these events would likely have a material adverse effect on our operations and financial position.

There can be no assurance that our existing cash flow from operations will be sufficient to sustain operations and to the extent that we are dependent on credit facilities to fund operations or service debt, there can be no assurances that we will be successful at securing funding from our senior lender or significant shareholders. Should we require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to us.  Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Secunderabad Oil Limited, who is currently providing us with working capital for our Kakinada facility.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of Secunderabad to continue to provide us with working capital depends in part on the financial strength of Secunderabad and its banking relationships.  If Secunderabad is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  Our ability to enter into commercial arrangements with feedstock suppliers in California depends on maintaining our operations agreement with J.D. Heiskell, who is currently providing us with working capital for our Keyes plant.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of J.D. Heiskell to continue to provide us with working capital depends in part on the financial strength of J.D. Heiskell and its banking relationships.  If J.D. Heiskell is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  There is no assurance that UBPL or we will be able to obtain alternative funding in the event the State Bank of India demands payment and immediate acceleration would have a significant adverse impact on UBPL or our near term liquidity and our ability to operate our Kakinada plant.  Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

 We may not receive the funds we expect under our EB-5 program

The EB-5 program allows for the issuance of up to 72 subordinated convertible promissory notes, each in the amount of $0.5 million due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million. Deposits held in escrow pending investor approval by the U.S. Citizenship and Immigration Services (USCIS) were $11.5 million at December 31, 2015. While $11.5 million of EB-5 program funds have been received into escrow as of December 31, 2015, the release of those funds to us is subject to the approval of the USCIS, which could take a year or more to obtain.  Additionally, the USCIS could deny approval of the loans, and then we would not receive some or all of the subscribed funds.  If the USCIS takes longer to approve the release of funds in escrow, or does not approve the loans at all, it would have a material adverse effect on our cash flows available for operations, and thus could have a material adverse effect on our results of operations.

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

 We expect our U.S. operations are to be substantially focused on the production of ethanol and its co-products for the foreseeable future. We may be unable to shift our business focus away from the production of ethanol to other renewable fuels or competing products. Accordingly, an industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol. A downturn in the demand for ethanol could materially and adversely affect our sales and profitability.

 Our operations are subject to environmental, health, and safety laws, regulations, and liabilities.

 Our operations are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees.  In addition, our operations and sales in India subject us to risks associated with foreign laws, policies and regulations.  Some of these laws and regulations require our facilities to operate under permits or licenses that are subject to renewal or modification.  These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment. Violations of these laws and regulations or permit or license conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns.  We may not be at all times in compliance with these laws, regulations, permits or licenses or we may not have all permits or licenses required to operate our business.  We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws, permits or licenses.  In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations, permit and license requirements.

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

 The operations at our Keyes plant will result in the emission of carbon dioxide into the atmosphere.  In March 2010, the EPA released its final regulations on the Renewable Fuels Standard Program, or RFS.  We believe the EPA’s final RFS regulations grandfather the Keyes facility we operate at its current capacity, however, compliance with future legislation may require us to take action unknown to us at this time that could be costly, and require the use of working capital, which may or may not be available, preventing us from operating as planned, which may have a material adverse effect on our operations and cash flow.

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

 Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations.  Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.  Any waiver of the RFS with respect to one or more states would reduce demand for ethanol and could cause our results of operations to decline and our financial condition to suffer.

After proposing a waiver to reduce the RFS in late 2013, the EPA set forth a rule making process and public comment period that significantly delayed the release of final volumetric requirements for 2014, 2015, and 2016. On November 30, 2015, the EPA set volumes for the advanced biofuel and renewable fuel categories that are lower than the statutory levels in the Energy Independence and Security Act of 2007, the law that created the second phase of the RFS (the RFS categories are nested: cellulosic biofuel and biomass-based diesel are both subsets of advanced biofuel, which is a subset of renewable fuel). At the point the final rule was released, 2014 had passed and there was only one month remaining in 2015; volumes for these years were therefore set based on actual biofuel production. The final levels were above the previously proposed levels, but still below the levels called for by Congress in the law. The original corn-based ethanol targets under the RFS call for 15.0 billion gallons in 2015 and 2016. The EPA finalized these targets at 14.05 billion gallons for 2015 and 14.5 billion gallons for 2016.

Final Renewable Fuel Volumes	2014	2015	2016	2017
Cellulosic Biofuel (million gallons)	33	123	230	n/a
Biomass Based Diesel (billion gallons)	1.63	1.73	1.90	2.0
Advanced Biofuels (billion gallons)	2.67	2.88	3.61	n/a
Renewable Fuel (billion gallons)	16.28	16.93	18.11	n/a

 We may encounter unanticipated difficulties in converting the Keyes plant to accommodate alternative feedstocks, new chemicals used in the fermentation and distillation process or new mechanical production equipment.

 In order to improve the operations of the Keyes plant and execute on our business plan, we intend to modify the Keyes plant to accommodate alternative feedstocks and new chemical and/or mechanical production processes. We may not be able to successfully implement these modifications, and they may not function as we expect them to. These modifications may cost significantly more to complete than our estimates.  The Keyes plant may not operate at nameplate capacity once the changes are complete.  If any of these risks materialize, they could have a material adverse impact on our results of operation and financial position.

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

 Currency fluctuations between the Indian Rupee and the U.S. dollar could have a material adverse effect on our results of operations.

 A substantial portion of our revenues are denominated in Rupees. We report our financial results in U.S. dollars. The exchange rates between the Rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.  We do not currently engage in any formal currency hedging of our foreign currency exposure, and our results of operations may be adversely affected if the Rupee fluctuates significantly against the U.S. dollar.

 We are a holding company and there are significant limitations on our ability to receive distributions from our subsidiaries.

 We conduct substantially all of our operations through subsidiaries and are dependent on cash distributions, dividends or other intercompany transfers of funds from our subsidiaries to finance our operations. Our subsidiaries have not made significant distributions to us and may not have funds available for dividends or distributions in the future.  The ability of our subsidiaries to transfer funds to us will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service on their respective credit agreements. Our current credit agreement, the Third Eye Capital Note Purchase Agreement, as amended from time to time, described in the Notes to Consolidated Condensed Financial Statements, requires us to obtain the prior consent of Third Eye Capital, as the Administrative Agent of the Note holders, to make cash distributions or any intercompany fund transfers. The ability of our Indian operating subsidiary to transfer funds to us is restricted by Indian laws and may be adversely affected by U.S. federal income tax laws.  Under Indian laws, our capital contributions, or future capital contributions, to our Indian operation cannot be remitted back to the U.S. Remittance of funds by our Indian subsidiary to us may subject us to significant tax liabilities under U.S. federal income tax laws.

 Our Chief Executive Officer has outside business interests which could require time and attention.

 Eric McAfee, our Chairman and Chief Executive Officer, has outside business interests which include his ownership of McAfee Capital.  Although Mr. McAfee’s employment agreement requires that he devote reasonable business efforts to our company and prohibits him from engaging in any competitive employment, occupational and consulting services, this agreement also permits him to devote time to his outside business interests consistent with past practice.  As a result, these outside business interests could interfere with Mr. McAfee’s ability to devote time to our business and affairs.

 Our business may be subject to natural forces beyond our control.

 Earthquakes, floods, droughts, tsunamis, and other unfavorable weather conditions may affect our operations.  Natural catastrophes may have a detrimental effect on our supply and distribution channels, causing a delay or preventing of our receipt of raw materials from our suppliers or delivery of finished goods to our customers.  In addition, weather conditions may adversely impact the planting, growth, harvest, storage, and general availability of any number of the products we may process at our facilities or sell to our customers.  The severity of these occurrences, should they ever occur, will determine the extent to which and if our business is materially and adversely affected.

Our ability to utilize our NOL carryforwards may be limited.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOL”) carried over from prior taxable years. As of December 31, 2015, we had U.S. federal NOL carryforwards of approximately $146.0 million and state NOL carryforwards of approximately $139.0 million.  The federal and state NOL and other tax credit carryforwards expire on various dates between 2027 and 2032.

Our ability to deduct these NOL carryforwards against future taxable income could be limited if we experience an "ownership change," as defined in Section 382 of the Code. In general, an  ownership change may result from one or more transactions increasing the aggregate ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years). Future direct or indirect changes in the ownership of our stock, including sales or acquisitions of our stock by certain stockholders and purchases and issuances of our stock by us, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of our NOL carryforwards could result in the payment of taxes above the amounts currently estimated and could have a negative effect on our future results of operations and financial position.

Non-U.S. stockholders of our common stock, in certain situations, could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common stock.

Our ethanol plant in Keyes, California (which constitutes a U.S. real property interest for purposes of determining whether we are a U.S. real property holding corporation (a “USRPHC”) under the Foreign Investment in Real Property Tax Act (“FIRPTA”)), currently accounts for a significant portion of our assets. The value of our plant in Keyes, California relative to our real property located outside of the United States and other assets used in our trade or business may be uncertain and may fluctuate over time. Therefore, we may be, now or at any time while a non-U.S. stockholder owns our common stock, a USRPHC. If we are a USRPHC, certain non-U.S. stockholders may be subject to U.S. federal income tax on gain on the disposition of our stock under FIRPTA, in which case such non-U.S. stockholders would also be required to file U.S. federal income tax returns with respect to such gain. Whether the FIRPTA provisions apply depends on the amount of our stock that a non-U.S. stockholder owns and whether, at the time it disposes of our common stock, such common stock is regularly traded on an established securities market within the meaning of the applicable U.S. Treasury regulations. Non-U.S. stockholders should consult with their own tax advisors concerning the U.S. federal income tax consequences of the sale, exchange or other disposition of our common stock.

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

These restrictions may limit our ability to engage in business transactions that may be beneficial to us, or may restrict our ability to execute our business plan.

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

 Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources and personnel, which, if not effectively managed, could impair our growth.  The growth of our business will require significant investments of capital and management’s close attention.  If we are unable to successfully manage our growth, our sales may not increase commensurately with capital expenditures and investments.  Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel.  In addition to our plans to adopt technologies that expand our operations and product offerings at our biodiesel and ethanol plants, we may seek to enter into strategic business relationships with companies to expand our operations.  If we are unable to successfully manage our growth, we may be unable to achieve our business goals, which may have a material adverse effect on the results of our operations and financial condition.

 Our mergers, acquisitions, partnerships, and joint ventures may not be as beneficial as we anticipate.

 We have increased our operations through mergers, acquisitions, partnerships and joint ventures and intend to continue to explore these opportunities in the future.  The anticipated benefits of these transactions may take longer to realize than expected, may never be fully realized, or even realized at all.  Furthermore, partnerships and joint ventures generally involve restrictive covenants on the parties involved, which may limit our ability to manage these agreements in a manner that is in our best interest.  Future mergers, acquisitions, partnerships, and joint ventures may involve the issuance of debt or equity, or a combination of the two, as payment for or financing of the business or assets involved, which may dilute ownership interest in our business.  Any failure to adequately evaluate and address the risks of and execute on our mergers, acquisitions, partnerships, and joint ventures could have an adverse material effect on our business, results of operations, and financial position.  In connection with such acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, our management may become distracted from our core business, and we may disrupt relationships with current and new employees, customers and vendors, incur significant debt, or have to delay or not proceed with announced transactions.  The occurrence of any of these events could have an adverse effect on our business.

Our business may be significantly disrupted upon the occurrence of a catastrophic event or cyberattack.

Our Keyes and Kakinada plants are highly automated and rely extensively on the availability of our network infrastructure and our internal technology systems. The failure of our systems due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyberattack or war, could adversely impact our business, financial results and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event, however there can be no assurance that these plans and systems would enable us to return to normal business operations.

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

 Companies in our industry aggressively protect and pursue their intellectual property rights.  From time to time, we receive notices from competitors and other operating companies, as well as notices from “non-practicing entities,” or NPEs, that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights.  Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property.  It is possible that competitors or other unauthorized third parties may obtain copy, use or disclose our technologies and processes, or confidential employee, customer or supplier data.  Any of our existing or future patents may be challenged, invalidated or circumvented.

 We may not be able to successfully develop and commercialize our technologies, which may require us to curtail or cease our research and development activities.

Since 2007, we have been developing patent-pending enzyme technology to enable the production of ethanol from a combination of starch and cellulose, or from cellulose alone. In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  Although, the viability of our technology has been demonstrated in the lab, there can be no assurance that we will be able to commercialize our technology.  To date, we have not completed a large-scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype will occur.  Commercialization risks include economic financial feasibility at commercial scale, availability of funding to complete large-scale commercial prototype, ability of Z-microbeTM to function at commercial scale and ability to obtain regulatory approvals, and market acceptance of product.

Risks related to ownership of our stock

Future sales and issuances of rights to purchase common stock by us could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	fluctuations in the market prices of ethanol and its co-products including WDG and corn oil;
•	the cost of key inputs to the production of ethanol, including corn and natural gas;
•	the volume and timing of the receipt of orders for ethanol from major customers;
•	competitive pricing pressures;
•	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
•	the announcement, introduction and market acceptance of one or more alternatives to ethanol;
•	losses resulting from adjustments to the fair values of our outstanding warrants to purchase our common stock;
•	changes in market valuations of companies similar to us;
•	stock market price and volume fluctuations generally;
•	regulatory developments or increased enforcement;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel;
•	our inability to obtain financing; and
•	our financing activities and future sales of our common stock or other securities.

Demand for ethanol could be adversely affected by a slowdown in overall demand for oxygenate and gasoline additive products. The levels of our ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or an annual basis.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, Laird Q. Cagan, a former board member, in the aggregate, beneficially own 25.3% of our common stock outstanding.  In addition, the other members of our Board of Directors and management, in the aggregate, excluding Eric McAfee, beneficially own approximately 6.1% of our common stock.  Our lender, Third Eye Capital, acting as principal and an agent, beneficially owns 9.5% of our common stock.  As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions.  See “Security Ownership of Certain Beneficial Owners and Management.”  The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, and could deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

The conversion of convertible securities and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment and reduce the voting power of your shares, impede our ability to obtain additional financing and cause us to incur additional expenses.

Our Series B convertible preferred stock is convertible into our common stock.  As of December 31, 2015, there were 1.4 million shares of our Series B convertible Preferred Stock outstanding, convertible into shares of our common stock on 10 to 1 ratio.  Certain of our financing arrangements, such as our EB-5 notes are convertible into shares of our common stock at fixed prices.  Additionally, there are outstanding warrants and options to acquire our common stock issued to employees, directors and others.  As of December 31, 2015, there were outstanding warrants and options to purchase 1.3 million shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None

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

Ethanol Plant in Keyes, CA.  On July 6, 2012, we acquired Cilion, Inc., including the Keyes plant. The Keyes plant is situated on approximately 11 acres of land and contains 25,284 square feet of plant building and structures. The property is located next to Union Pacific rail road system to facilitate the transportation of raw materials. Our tangible and intangible assets, including the Keyes plant, are subject to perfected first liens and mortgages as further described in Note 5. Notes Payable, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

We productively utilize the majority of the space in these facilities.

India

Biodiesel Plant in Kakinada, India.  The Kakinada plant is situated on approximately 32,000 square meters of land in Kakinada, India.  The property is located 7.5 kilometers from the local seaport with connectivity through a third-party pipeline to the port jetty.  The pipeline facilitates the importing of raw materials and exporting finished product.  Our tangible and intangible assets, including the Kakinada plant, are subject to liens as further described in Note 5. Notes Payable, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

India Administrative Office.  Our principal administrative, sales and marketing facilities are located in approximately 1,000 square feet of office space in Hyderabad, India which we lease on a month to month rental arrangement.

We productively utilize the majority of the space in these facilities.

Item 3.  Legal Proceedings

On March 10, 2011, UBPL, our India operating subsidiary, received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period.  On August 22, 2015, UBPL received from the State Bank of India, a One Time Settlement Sanction Letter allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days after which the interest rate is payable at a rate of 2% above the base rate of Reserve Bank of India and certain releases by both parties. Upon performance under the agreement, including the payment of all stipulated amounts, UBPL will receive relief for prior accrued interest in the amount of approximately $2.1 million.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District Court for the Eastern District of California – Fresno Division against us and our subsidiary, AAFK. The case was transferred to the Southern District of Indiana and joined to a pending Multidistrict Litigation. The complaint alleges infringement of patent rights assigned to Greenshift and pertaining to corn oil extraction processes we employ, and seeks royalties, treble damages, attorney’s fees, and injunctions precluding us from further infringement. The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC. Valicor has no obligations to indemnify us. On October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid and, therefore, not infringed and adopted this finding in our case on January 16, 2015.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. We believe the likelihood of Greenshift succeeding on appeal of the invalidity findings is small since the Court’s findings included several grounds for invalidity of each allegedly infringed patent. If Greenshift successfully appeals the findings of invalidity, damages may be $1 million or more.  The only remaining claim in the suit alleges that GS Cleantech obtained the patents at issue by inequitably conducting itself before the United States Patent Office. A trial in the District Court for the Southern District of Indiana on that issue was concluded and awaits judicial decision. If the patents at issue are found invalid due to GS Cleantech’s inequitable conduct, it would receive no damage award. If the Court determines this is an “exceptional case” it may award us and our subsidiary the attorneys’ fees expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Stock Market under the symbol “AMTX.”  Prior to trading on NASDAQ, between November 15, 2011 and June 5, 2014 our common stock was traded on the OTC Bulletin Board under the symbol “AMTX.”  Between December 7, 2007 and November 15, 2011, our common stock traded on the OTC Bulletin Board under the symbol “AEBF.”  Prior to December 7, 2007, our common stock traded on the OTC Bulletin Board under the symbol “MWII.”

The following table sets forth the high and low sale prices of our common stock for the quarterly reporting periods indicated, as adjusted for the 1 for 10 stock split, which became effective after the close of trading on May 15, 2014:

Quarter Ending	High	Low
2015
December 31,	$3.05	$1.80
September 30,	$3.89	$2.35
June 30,	$5.05	$3.60
March 31,	$6.18	$3.39
2014
December 31,	$8.99	$3.99
September 30,	$13.29	$6.05
June 30,	$11.20	$4.30
March 31,	$7.30	$1.80

Shareholders of Record

According to the records of our transfer agent, we had 411 stockholders of record as of February 25, 2016.  This figure does not include "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid any cash dividends on its common stock. We currently expect to retain any future earnings for use in the operation and expansion of its business and to reduce its outstanding debt and do not anticipate paying any cash dividends in the foreseeable future.  Information with respect to restrictions on paying dividends is set forth in Note 5. Notes Payable of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Securities Authorized For Issuance under Equity Compensation Plans

Our shareholders approved our Second Amended and Restated 2007 Stock Plan (“2007 Stock Plan”) at our 2015 Annual Shareholders Meeting.   On July 1, 2011, we acquired the Zymetis 2006 Stock Plan (“2006 Stock Plan”) pursuant to the acquisition of Zymetis, Inc. and gave Zymetis option holders the right to convert shares into our common stock at the same terms as the 2006 Plan.  During 2015, we established an Equity Inducement Plan pursuant to which 100,000 shares were made available specifically to attract human talent. Additional information regarding the 2007 Stock Plan, 2006 Stock Plan and other compensatory warrants may be found under the caption “Equity Compensation Plans,” in the Proxy Statement, which is hereby incorporated by reference.

Sales of Unregistered Equity Securities

On October 16, 2015, we issued 1,000 shares of our common stock as a result of a Series B investor exercising their right to convert each share of Series B Preferred to 0.10 of a share of common stock at a $0.001 par value cost per share.

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

Item 6.  Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2015 and 2014.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

We are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.  We own and operate the Keyes plant where we manufacture and produce ethanol, WDG, CDS and distillers’ corn oil and manufacturing and the Kakinada plant where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin.  In September 2013, we received approval by the U.S. EPA to produce ethanol using milo and biogas as well as approval for the Keyes plant to use existing combined heat and power systems to generate higher value advanced biofuel RINs.  In addition, we are continuing to research the viability of commercializing our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

North America

In the second quarter of 2012, we acquired the Keyes plant which we had previously been operating since April 2011 pursuant to a 5-year lease agreement with Cilion, Inc.  The Keyes plant is a dry mill ethanol production facility currently utilizing corn and milo as feedstocks.

We produce four products at the Keyes plant:  denatured ethanol, WDG, corn oil and CDS.  In 2015, we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell.  Distillers’ corn oil was sold to J.D. Heiskell and other local animal feedlots (primarily poultry). Small amounts of CDS were sold to various local third parties. Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy Marketing LLC, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with local fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert Co. and us, and is generally determined in reference to the price of dry distillers grains (DDG) and corn. North American revenue is dependent on the price of ethanol and wet distiller’s grains.  Ethanol pricing is influenced by national inventory levels, corn prices and gasoline prices. Distiller’s grains is influenced by the price of corn, the supply of dry distiller’s grains, and demand from the local dairy and feed markets.  Our revenue is further influenced by our decision to operate the Keyes plant at any capacity level, maintenance requirements, and the influences of the underlying biological processes.  During 2015, the most significant factor impacting revenue has been the price received for ethanol.

India

During the twelve months ended December 31, 2015 and 2014, we operated the Kakinada plant.  However, our India operations were constrained by funds available from our working capital partner and by diesel price subsidies from the Indian government.  During 2014, the Indian government eliminated subsidies for diesel and increased the sales price of diesel to the market prices. Our biodiesel pricing is indexed to the price of petroleum diesel, and as such, the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations.

We continue to diversify our feedstock, our product lines and our customer base.  In early 2012, we completed the construction of glycerin and oil refining units, which enable us to produce and sell refined glycerin and refined palm oil.  During 2013, we further increased sales with expanded orders from international customers. In addition, we commissioned biodiesel distillation capacity for the Kakinada plant in February 2014 and this allows the Kakinada plant to produce quality biodiesel which meets or exceeds international standards.  During 2014, we further diversified our feedstock with the introduction of animal oils and fats, which we used for the production of biodiesel to be sold into the European markets.  The India segment has benefited from several recent governmental policy changes beginning in October 2014 with the deregulation of diesel and the related removal of government subsidies that artificially lowered the price of diesel below the world oil price.

In August 2015, a policy change occurred that allowed for the sale of transportation fuel to bulk sales customers which further opened the markets.  In October 2015, a policy change occurred that exempted biodiesel feedstock and chemicals used in the manufacture of biodiesel from central excise duty, including palm stearin, methanol and sodium methoxide. These policy changes have had a positive effect on the development of the markets for biodiesel products.

North America Segment

Revenue

Substantially all of our North America revenues during the years ended December 31, 2015, and 2014 were from sales of ethanol and WDG.  During the twelve months ended December 31, 2015 and 2014, we produced and sold 55.8 million gallons and 60.2 million gallons of ethanol and 360 thousand tons and 408 thousand tons of WDG, respectively.

Cost of Goods Sold

Substantially all of our feedstock is procured by J.D. Heiskell.  Our cost of feedstock includes rail, truck, or ship transportation, local basis costs and a handling fee paid to J.D. Heiskell.  Cost of goods sold also includes chemicals, plant overhead and out bound transportation.  Plant overhead includes direct and indirect costs associated with the operation of the Keyes plant, including the cost of electricity and natural gas, maintenance, insurance, direct labor, depreciation and freight.  Transportation includes the costs of in-bound delivery of corn by rail, inbound delivery of milo by ship, rail, and truck, and out-bound shipments of ethanol and WDG by truck.  In 2015, the transportation cost for ethanol and WDG was approximately $0.04 per gallon and $7.50 per ton.

Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, we purchase all of our corn and milo from J.D. Heiskell.  Title to the corn or milo passes to us when the corn is deposited into our weigh bin and entered into the production process.  The credit term of the corn or milo purchased from J.D. Heiskell is five days.  J.D. Heiskell purchases our ethanol and WDG on one-day terms. The price of corn is established by J.D Heiskell based on Chicago Board of Trade (CBOT) pricing including transportation and basis, plus a handling fee.

Sales, Marketing and General Administrative Expenses (SG&A)

SG&A expenses consist of employee compensation, professional services, travel, depreciation, taxes, insurance, rent and utilities, including license and permit fees, penalties, and sales and marketing fees.  Our single largest expense is employee compensation, including related stock compensation, followed by sales and marketing fees paid in connection with the marketing and sale of ethanol and WDG.

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol and an agreement with A.L. Gilbert to market and sell our WDG.  The agreements expire on August 31, 2016 and December 31, 2016, respectively, and are automatically renewed for additional one-year terms.  Pursuant to these agreements, our marketing costs for ethanol and WDG are less than 2% of sales.

Research and Development Expenses (R&D)

In 2015 and 2014, substantially all of our R&D expenses were related to our research and development activities in Maryland.

India Segment

Revenue

Substantially all of our India segment revenues during the years ended December 31, 2015 and 2014 were from sales of biodiesel and refined glycerin.  During the twelve months ended December 31, 2015, we sold 19.5 thousand metric tons of biodiesel and 4.7 thousand metric tons of refined glycerin.  During the twelve months ended December 31, 2014, we sold 9.0 thousand metric tons of biodiesel and 2.2 thousand metric tons of refined glycerin. During 2014, we completed upgrades to the Kakinada plant for the distillation of biodiesel and testing of waste fats and oils for the production of distilled biodiesel for sales into international markets.

Cost of Goods Sold

Cost of goods sold consists primarily of feedstock oil, chemicals, direct costs (principally labor and labor related costs) and factory overhead.  Depending upon the costs of these inputs in comparison to the sales price of biodiesel and glycerin, our gross margins at any given time can vary from positive to negative.  Factory overhead includes direct and indirect costs associated with the Kakinada plant, including the cost of repairs and maintenance, consumables, maintenance, on-site security, insurance, depreciation and inbound freight.

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

Sales, Marketing and General Administrative Expenses (SG&A)

SG&A expenses consist of employee compensation, professional services, travel, depreciation, taxes, insurance, rent and utilities, including licenses and permits, penalties, and sales and marketing fees.  Pursuant to an operating agreement with Secunderabad Oils Limited, we receive operational support and working capital.  We compensate Secunderabad Oils Limited with a percentage of the profits generated from operations.  Payments of interest are identified as interest income while payments of profits are identified as compensation for the operational support component of this agreement.  We therefore include the portion of profits paid to Secunderabad Oils Limited as a component of SG&A and our SG&A component will vary based on the profits earned by operations.  In addition, we market our biodiesel and glycerin through our internal sales staff, commissioned agents and brokers.  Commissions paid to agents are included as a component of SG&A.

Research and Development Expenses (R&D)

Our India segment has no research and development activities.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Fiscal Year Ended December 31 (in thousands)

	2015	2014	Inc/(dec)	% change
North America	$129,408	$195,416	$(66,008)	-34%
India	17,241	12,267	4,974	41%
Total	$146,649	$207,683	$(61,034)	-29%

North America.  The decrease in revenues in North America segment for the year ended December 31, 2015 reflects decreases in average ethanol price by 31% to $1.74 per gallon the year ended December 31, 2015 compared to $2.54 in the year ended December 31, 2014 while the ethanol sales volume decreased by 7% to 55.8 million gallons. The average price of WDG also decreased 13% to $79.68 per ton the year ended December 31, 2015  compared to $91.81 per ton the year ended December 31, 2014 while the WDG sales volume decreased 12% to 360 thousand tons during the year ended December 31, 2015 compared to 408 thousand tons during the year ended December 31, 2014. For the year ended December 31, 2015, we generated approximately 75% of revenues from sales of ethanol, and 22% of revenues from sales of WDG and 3% of revenues from corn oil and syrup sales compared to 78% of revenues from sales of ethanol, and 19% of revenues from sales of WDG and 3% of revenues from distillers corn oil and syrup sales for the year ended December 31, 2014.  For the year ended December 31, 2015, the Keyes plant operations averaged 101% of 55 million gallon per year nameplate capacity compared to 109% for the year ended December 31, 2014.

India.  The increase in revenues in the India segment for the year ended December 31, 2015 reflects an increase in sales into the domestic market as a result of policy changes by the Indian government on the sale of transportation fuel to bulk sale customers. In addition, biodiesel sales volume increased by 116% to 19.5 thousand tons while the average price decreased by 27% to $724 per metric ton and refined glycerin sales volume increased by 108%  to 4.7 thousand tons while the average price per metric ton decreased by 28% to $668 per metric ton. For the year ended December 31, 2015, we generated approximately 82% of revenue from sales of biodiesel (methyl ester), and 18% of revenue from sales of glycerin, compared to 73% of revenue from sales of biodiesel (methyl ester), 17% of revenue from sales of glycerin and 10% of revenue from sales of processing biodiesel and crude glycerin for the year ended December 31, 2014.

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)

	2015	2014	Inc/(dec)	% change
North America	$126,290	$158,719	$(32,429)	-20%
India	16,160	11,820	4,340	37%
Total	$142,450	$170,539	$(28,089)	-16%

North America.  We ground 19.5 million bushels of corn during the year ended December 31, 2015 compared to 21.4 million bushels of corn during the year ended December 31, 2014.  Our cost of feedstock on a per bushel basis decreased by 13% to $5.01 per bushel for the year ended December 31, 2015 as compared to 2014.  In addition, the decrease in costs of goods sold from 2014 to 2015 reflects the 34% decrease in sales during the year ended December 31, 2015 compared to 2014.

India.  The increase in cost of goods sold reflects the increase in sales of biodiesel in 2015. The cost of NRPO and waste oils and fats feedstock decreased an average of 43% to $414 per metric ton while the volume increased by 117% to 20.3 thousand metric tons of NRPO and waste oils and fats compared to the year ended December 31, 2014. The average price of crude glycerin increased by 39% to $577 per metric ton while the volume increased by 32% to 4.0 thousand metric tons compared to the year ended December 31, 2014.

Gross Profit

Fiscal Year Ended December 31 (in thousands)

	2015	2014	Inc/(dec)	% change
North America	$3,118	$36,697	$(33,579)	-92%
India	1,081	447	634	142%
Total	$4,199	$37,144	$(32,945)	-89%

North America.  Gross profit decreased by 91.5% in the year ended December 31, 2015 due to a decrease in average price and volume of ethanol by 31% and 7%, and a decrease in average price and volume of WDG by 13% and 12% respectively, in 2015.

India.  The increase in gross profit was attributable to the increase of 41% in overall revenues in the year ended December 31, 2015 compared to the year ended December 31, 2014.  Overall sales volume increased by 114% to 24.2 metric tons while the average feedstock cost decreased by 33% to $441 per metric ton.

Operating Expenses

R&D

Fiscal Year Ended December 31 (in thousands)

	2015	2014	Inc/(dec)	% change
North America	$447	$459	$(12)	-3%
India	-	-	-	0%
Total	$447	$459	$(12)	-3%

The R&D expenses period over period remained constant.

SG&A

Fiscal Year Ended December 31 (in thousands)

	2015	2014	Inc/(dec)	% change
North America	$11,162	$11,619	$(457)	-4%
India	1,199	976	223	23%
Total	$12,361	$12,595	$(234)	-2%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the year ended December 31, 2015 increased to 9% as compared to 6% in the year ended December 31, 2014. The slight decrease in overall SG&A expenses in the year ended December 31, 2015 was primarily attributable to: (i) decrease in marketing fees of $0.7 million, (ii) decrease in professional fees of $0.7 million and (iii) $0.1 million decrease in travel expenses, offset by (iv) increase in taxes and utilities of $0.6 million, and (v) increases of $0.5 million in stock compensation and salaries during year ended December 31, 2015.

India.  SG&A expenses as a percentage of revenue in the year ended December 31, 2015 decreased slightly to 7% as compared to 8% in the year ended December 31, 2014. The overall SG&A expense increased by 23% in the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was due to an increase in operational support services and plant services by $0.2 million and marketing expenses by $0.2 million, offset by a decrease in taxes and other utilities, salaries and professional fees by $0.1million.

Other Income/Expense

Fiscal Year Ended December 31 (in thousands)

		2015	2014	Inc/(dec)	% change
North America
	Interest expense	$9,308	$9,018	$290	3%
	Amortization expense	6,715	6,038	677	11%
	Loss on debt extinguishment	330	1,346	(1,016)	-75%
	Loss on impairment of intangible assets	1,044	-	1,044	100%
	Other (income) expense	349	(471)	820	-174%

India
	Interest expense	856	1,034	(178)	-17%
	Other (income)	(79)	(14)	(65)	464%
	Total	$18,523	$16,951	$1,572	9%

Other Income/Expense.  Other (income)expense consisted primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd. (UBPL), International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies and AE Advanced Fuels and interest accrued on the judgments obtained by Cordillera Fund, UBS and Kiefer. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense.

North America.  Interest expense was slightly higher in the year ended December 31, 2015 due to a net increase in outstanding debt of $23.6 million. The increase in amortization expense is due to several amendment fees on senior notes added during the year while the sub debt discount costs fully amortized. The debt extinguishment costs were lower in 2015 as sub debt notes were extinguished only once while three sub debt notes were refinanced and extinguished twice during the year ended December 31, 2014. The annual impairment indicated the impairment of goodwill of $1.0 million.  The decrease in other income was due to recognition of expense of fee to McAfee Capital for guarantees on senior debt in the year ended December 31, 2015 compared to a loss on sale of assets offset by gain on settlement of liabilities in the year ended December 31, 2014.

India.  Interest expense decreased as a result of principal and interest payments of $1.6 and $1.3 million for the State Bank of India term loan and working capital loan respectively during the year ended December 31, 2015. The increase in other income was caused primarily by an increase in scrap sales and foreign exchange gains in the year ended December 31, 2015.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.3 million at December 31, 2015, of which $0.1 million was held in North America and $0.2 million was held in our Indian subsidiary. Our current ratio was 0.27 and 0.29, respectively, at December 31, 2015 and 2014.  We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$283	$332
Current assets (including cash, cash equivalents, and deposits)	8,002	7,933
Current liabilities and long term liabilities (excluding short term debt)	17,540	14,847
Short & long term debt and other long term liabilities	100,895	77,301

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. During the year ended December 31, 2015, $22.0 million in funding from the EB-5 program was released to Aemetis’s subsidiary, AE Advanced Fuels, Inc; additionally, the EB-5 escrow account is holding funds from 23 investors pending approval by the USCIS. These funds represent $11.5 million of funding that is expected to be released from the escrow account early 2016. Our principal uses of cash have been to service indebtedness and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Note 5.  Notes Payable of the Notes to Consolidated Financial Statements in Part IV of this Form 10-K.

Ethanol prices have declined significantly, reducing our profitability for the year ended December 31, 2015. We operate in a volatile market in which we have little control over the major components of production costs and product revenues.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, corn oil, CDS, biodiesel, waste fats and oils, NPRO and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant, (ii) continuing to incorporate lower-cost non-food advanced biofuels feedstock at the Keyes plant when economical, thereby increasing operating margins, (iii) selling additional EB-5 Notes, (iv) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (v)  securing higher volumes of sales from the Kakinada plant, (vi) continuing to expand the domestic India markets and (vii) using the availability on the existing working capital credit line, we will be able to obtain the liquidity necessary to fund company operations for the foreseeable future. However, there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

At December 31, 2015, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $60.9 million.  The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2016; provided, however, that pursuant to Amendment No. 11 to the Note Purchase Agreement, dated August 6, 2015, we have the right to extend the maturity date of the Notes to April 1, 2017 upon notice and payment of a 5% extension fee. We intend to pay the Notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.

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

We also rely on our working capital lines with J.D. Heiskell in California and Secunderabad Oils Limited, in India to fund our commercial arrangements for the acquisitions of feedstock.  J.D. Heiskell currently provides us with working capital for the Keyes plant and Secunderabad Oils Limited currently provides us with working capital for the Kakinada plant.  The ability of both J.D. Heiskell and Secunderabad Oils Limited to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

During the twelve months ended December 31, 2015, current and long term debt increased $23.6 million primarily due to (i) additional borrowings of $22.0 million received from the EB-5 investors, (ii) stock repurchase costs of $8.2 million added to the outstanding balance and $3.9 million in draws against the Revolving Credit Facility with our senior lender, (iii) monitoring, waiver, and maturity date extension fees on senior debt added to the Revolving Credit Facility of $4.3 million and extension fees on sub debt of $0.7 million, and  (iv) accrued interest of $9.7 million. The increase in current and long term debt was partially offset by decreases due to:  (i) payments of principal of $21.3 million to our senior lender and $0.2 million to our subordinated lenders, (ii) $1.3 million and $2.1 million of principal payments to our working capital partners in India and on the State Bank of India loan, and (iii) payments of interest of $0.5 million.  Current assets slightly increased by $0.1 million due to an increase of $0.8 million in other assets and $0.3 million in inventories offset by decrease in prepaid expenses of $0.9 million and $0.1 million in accounts receivable and cash.

Net cash used in operating activities during the year ended December 31, 2015 was $0.8 million consisting of non-cash charges of $14.0 million, net changes in operating assets and liabilities of $12.3 million, and net loss of $27.1 million. The non-cash charges consisted of: (i) $6.8 million in amortization of debt issuance costs and patents, (ii) $4.7 million in depreciation expenses, (iii) a $1.1 million in stock-based compensation expense, (iv) $1.0 million in impairment loss on intangible assets, and (v) $0.3 million in loss of extinguishment of debt. Net changes in operating assets and liabilities consisted primarily of an increase in (i) accounts payable of $2.0 million, (ii) accrued interest of $9.8 million, and (iii) other liabilities of $0.7 million.

Cash used by investing activities was not significant.

Cash provided by financing activities was $0.8 million primarily from proceeds from borrowings of $30.3 million, offset by payments in principal on long-term term loans of $29.3 million and debt guarantee fee of $0.2 million.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2015.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured.  We derive revenue primarily from sales of ethanol and related co-products, biodiesel, refined glycerin, and refined palm oil.  We recognize revenue when title transfers to our customers, which is generally upon the delivery of these products to a customer’s designated location.  These deliveries are made in accordance with sales commitments and related sales orders entered into with customers and our working capital partner J.D. Heiskell for the Keyes plant and Secunderabad Oils Limited for the Kakinada plant.  Commitments can be offered either verbally or in written form.  The sales commitments and related sales orders provide quantities, pricing and conditions of sales.  In this regard, sales consist of inventory produced at the Keyes or Kakinada plant.

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

Recoverability of Our Long-Lived Assets

Property and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and plants in North America and India. When property, plant and equipment are acquired as part of an acquisition, the items are recorded at fair value on the purchase date. It is our policy to depreciate capital assets over their estimated useful lives using the straight-line method.

Impairment of Long-Lived Assets and Intangibles

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

Our intangibles consist of amounts relating to goodwill and patents from our acquisition of Zymetis, Inc. in 2011. We review intangibles at an individual plant or subsidiary level for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred.  We perform a two-step impairment test to evaluate goodwill.  Under the first step, we compare the estimated fair value of the reporting unit with its carrying value (including goodwill).  If the estimated fair value of the reporting unit is less than its carrying value, we would complete a second step to determine the amount of the goodwill impairment that we should record.  In the second step, we determine the implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets (other than goodwill) and liabilities and the remaining fair value amount results in the implied fair value of goodwill.  We then compare the resulting implied fair value of the goodwill to the carrying amount of goodwill and record an impairment charge for the difference.

The annual impairment test of long-lived assets and intangibles require us to make estimates regarding amount and timing of projected cash flows to be generated by an asset or asset group over an extended period of time.  Management judgment regarding the existence of circumstances that indicate impairment is based on numerous potential factors including, but not limited to, a decline in our future projected cash flows, a decision to suspend operations at a plant for an extended period of time, adoption of our product by the market, a sustained decline in our market capitalization, a sustained decline in market prices for similar assets or businesses, or a significant adverse change in legal or regulatory factors or the business climate.  Significant management judgment is required in determining the fair value of our long-lived assets and intangibles to measure impairment, including projections of future cash flows.  Fair value is determined through various valuation techniques including discounted cash flow models, market values and third-party independent appraisals, as considered necessary.  Changes in estimates of fair value could result in a write-down of the asset in a future period.

During 2015, our annual impairment analysis indicated an impairment of goodwill. Accordingly, we recorded approximately $1 million of impairment relating to goodwill and patents, which was comprised of a $968 thousand charge related to impairment of all goodwill associated with our acquisition of Zymetis, Inc. in 2011 and a $76 thousand charge resulting from abandoning two filed, but not awarded patents no longer being pursued due to changes in patent strategy.

Our subsidiaries, Aemetis Advanced Fuels Keyes, which operates our Keyes plant, and UBPL, which operates our Kakinada plant, represent our significant long-lived assets. Both plants were tested for impairment and the fair value of each plant exceeded the carrying value on our books, so no impairment was recorded for our Company’s long-lived assets.

Testing for Modification or Extinguishment Accounting

During 2015 and 2014, we evaluated amendments to our debt under the ASC 470-50 guidance for modification and extinguishment accounting.  This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances where our future cash flows changed more than 10 percent, we recorded our debt at fair value based on factors available to us for similar borrowings and used the extinguishment accounting method to account for the debt extinguishment.

Warrant Liability Accounting

Certain common stock warrants issued in our equity financing are classified as liabilities under ASC 480. We use the Black-Scholes option pricing model as our method of valuation for warrants subject to warrant liability accounting.  Warrants subject to liability accounting are valued on the date of issuance and re-measured at the end of each reporting period with the change in value reported in our consolidated statement of operations.  The determination of fair value as of the reporting date is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the security and risk-free interest rate. In addition, the Black-Scholes option pricing model requires the input of an expected life for the securities, which we estimated based upon the remaining term of the warrant.  The primary factors affecting the fair value of the warrant liability are our stock price and volatility.  The use of the Black-Scholes option pricing model in this context requires the input of highly subjective assumptions, and the model is very sensitive to changes in inputs.  Other reasonable assumptions in the pricing model could provide differing results.

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

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Financial Statements are listed in the Index to Consolidated Financial Statements on page 46 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2015.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) - 2013.  Based on the results of management’s assessment and evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2015.

An attestation report from our accounting firm on internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers or large accelerated filers.

Changes in Internal Control over Financial Reporting

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities.

Item 9B.  Other Information

Third Eye Capital Amendment

On March 21, 2016, Third Eye Capital agreed to Amendment No. 12 to the Note Purchase Agreement to: (i) extend the maturity date of the Notes to April 1, 2017 and to allow for the extension of the maturity date of the Notes to April 1, 2018, at the Company’s election, for an extension fee of 5% of the then outstanding Notes, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2015, (iii) provide that such covenant need not be complied with for the fiscal quarters ending March 31, June 30 and September 30, 2016, (iv) revise the Keyes Plant market value to note indebtedness ratio to 65%, (v) add a covenant that the Company shall have received I-924 approval from the US Citizenship and Immigration Services for additional EB-5 Program financing of at least $35 million by June 1, 2016 and (vi) increase the basket for all costs and expenses that may be reimbursed to directors of the Company and its affiliates to $300,000 in any given fiscal year.  As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $1.5 million to be added to the outstanding principal balance of the Revolving Credit Facility, and to deliver a binding letter of intent from Aemetis Advanced Fuels Goodland, Inc. to acquire the plant, property and equipment located in Goodland, Kansas and previously owned by New Goodland Energy Center for $15,000,000 in assumed debt.  We will evaluate the amendment of the Notes and will determine accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

The foregoing description of Amendment No. 12 is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 12, Exhibit 10.68 hereto, and is incorporated herein by reference.

Binding Letter of Intent for the Purchase of Certain Property, Plant and Equipment in Goodland, Kansas

On March 22, 2016, the Company’s subsidiary Aemetis Advanced Fuels Goodland, Inc. (“AAFG”) entered into a binding letter of intent (the “LOI”) with Third Eye Capital, a related party to the Company. Pursuant to the LOI, AAFG agreed to purchase certain property, plant and equipment situated on approximately 94.8 acres in Goodland, Kansas (the “Purchased Assets”) from Third Eye Capital, in its capacity as attorney-in-fact for New Goodland Energy Center, LLC (“NGEC”). The purchase price for the Purchased Assets will be $15,000,000 (the “Purchase Price”), which will be satisfied by the assumption by AAFG of $15,000,000 of debt (the “Assumed Debt”) previously owing by NGEC to Third Eye Capital and certain other lenders. Interest and repayment terms for the Assumed Debt shall include: (i) no interest for the first year; thereafter at the rate of 12% per annum, payable monthly in arrears, (ii) repayment at any time, with final maturity in three years and (iii) mandatory repayment from proceeds of insurance, EB-5 program filed for the benefit of AAFG, any asset sales, any sale of equity in AAFG and 100% of free cash flow from AAFG. A formal agreement of purchase and sale and financing shall be negotiated embodying the terms and conditions contained within the LOI and shall contain such representations and warranties and covenants of each of the parties as are customary for an acquisition of this nature.

The foregoing description of the LOI is qualified in its entirety by reference to that agreement, a copy of which is filed as Exhibit 10.69 hereto, and is incorporated herein by reference.

At Market Issuance Sales Agreement

On March 23, 2016, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co. and MLV & Co. LLC. Pursuant to the Sales Agreement, from time to time the Company will offer, though the sales agents, shares of the Company’s common stock, par value $0.001 per share, in an aggregate amount up to $10 million.  Sales of the Shares, if any, will be made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, or in other manners contemplated by the Sales Agreement. Sales may be made at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices, and subject to such other terms as may be agreed upon at the time of sale.

The Shares will be sold and issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-197259), which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

The Company will pay the distribution agents a commission equal to 3.0% of the gross proceeds from any sale of the Shares sold pursuant to the Sales Agreement and will reimburse the distribution agents for certain expenses.  In addition, the Company has agreed to indemnify the sales agents against certain liabilities, including liabilities under the Securities Act.

The foregoing description of the Sales Agreement is qualified in its entirety by reference to that agreement, a copy of which is filed as Exhibit 1.1 hereto, and is incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Governance

The information required by this Item 10 is included in our Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item 11 is included in our Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is included in our Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements:

The following financial statements of Aemetis, Inc. are filed as a part of this Annual Report:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Operations and Comprehensive Income (Loss)
•	Consolidated Statements of Cash Flows
•	Consolidated Statements of Stockholders’ Deficit
•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3. Exhibits:

INDEX TO EXHIBITS
		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
1.1	At Market Issuance Sales Agreement dated March 23, 2016 with FBR Capital Markets & Co. and MLV & Co. LLC and Aemetis Inc.	10-K	000-51354	1.1	Mar. 28, 2016
3.1.1	Articles of Incorporation	10-Q	000-51354	3.1	Nov. 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation	10-Q	000-51354	3.1.1	Nov. 14, 2008
3.1.3	Certificate of Designation of Series B Preferred Stock	8-K	000-51354	3.2	Dec. 13, 2007
3.1.4	Certificate of Amendment to Articles of Incorporation	8-K	000-51354	3.3	Dec. 13, 2007
3.1.5	Certificate of Amendment to Articles of Incorporation	Pre14C	111136140		Oct. 11, 2011
3.1.6	Certificate of Change in Articles of Incorporation are a result of 1 for 10 reverse split to Authorized Shares and Common Shares Outstanding on May 5, 2014	10-Q	000-51354	3.1	May 31, 2014
3.2.1	Bylaws	8-K	000-51354	3.4	Dec. 13, 2007
4.1	Specimen Common Stock Certificate	8-K	000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K	000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K	000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K	000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14A	000-51354		Apr. 3, 2015
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14A	000-51354		Apr. 15, 2008
10.3	Eric McAfee Executive Employment Agreement dated September 1, 2011	8-K	000-51354	10.2	Sep. 8, 2011
10.4	Andrew Foster Executive Employment Agreement, dated May 22, 2007	8-K	000-51354	10.7	Dec. 13, 2007
10.5	Todd Waltz Executive Employment Agreement, dated March 15, 2010	8-K	000-51354		May 20, 2009
10.6	Sanjeev Gupta Executive Employment Agreement, dated September 1, 2007	10-K	000-51354	10.11	May 20, 2009
10.7	Agreement of Loan for Overall Limit dated June 26, 2008 between Universal Biofuels Private Limited and State Bank of India	10-Q	000-51354	10.12	Aug. 14, 2008
10.8	Ethanol Marketing Agreement, dated October 29, 2010 between AE Advanced Fuels Keyes, Inc. and Kinergy Marketing, LLC	10-Q	000-51354	10.6	Dec. 1, 2010
10.9	Zymetis, Inc. 2006 Stock Incentive Plan	10-K	000-51354	10.31	Oct. 31, 2012

10.10	Zymetis Inc. Incentive Stock Option Agreement	10-K	000-51354	10.32	Oct. 31, 2012
10.11	Zymetis Inc. Non-Incentive Stock Option Agreement	10-K	000-51354	10.33	Oct. 31, 2012
10.12	First Amendment to Ethanol Marketing Agreement dated September 6, 2011, between AE Advanced Fuels Keyes, Inc. and Kinergy Energy Marketing	8-K	000-51354	10.1	Sept. 8, 2011
10.13	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jan. 1, 2012
10.14	Form of 5% Subordinated Note	8-K	000-51354	10.2	Jan. 1, 2012
10.15	Form of Common Stock Warrant	8-K	000-51354	10.3	Jan. 1, 2012
10.16	Amendment No. 6 to Note Purchase Agreement dated April 13, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.17	Limited Waiver to Note Purchase Agreement dated March 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation, an Ontario corporation, as agent	8-K	000-51354	10.1	Apr. 19, 2012
10.18	Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2012 among Aemetis, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.19	Amendment No. 7 to Note Purchase Agreement dated May 15, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	May 22, 2012
10.20	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jun. 6, 2012
10.21	Form of 5% Subordinated Note	8-K	000-51354	10.1	Jun. 6, 2012
10.22	Form of Common Stock Warrant	8-K	000-51354	10.1	Jun. 6, 2012

10.23	Note and Warrant Purchase Agreement dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	Jun. 28, 2012
10.24	5% Subordinated Promissory Note dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	Jun. 28, 2012
10.25	Form of Warrant to Purchase Common Stock	8-K	000-51354	10.3	Jun. 28, 2012
10.26	Note Purchase Agreement dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	July 3, 2012
10.27	15% Subordinated Promissory Note dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	July 3, 2012
10.28	Agreement and Plan of Merger, dated July 6, 2012, among Aemetis, Inc., AE Advanced Fuels, Inc., Keyes Facility Acquisition Corp., and Cilion, Inc.	8-K	000-51354	2.1	July 10, 2012
10.29	Stockholders’ Agreement dated July 6, 2012, among Aemetis, Inc., and Western Milling Investors, LLC, as Security holders’ Representative.	8-K	000-51354	10.1	July 10, 2012
10.30	Amended and Restated Note Purchase Agreement, dated July 6, 2012 among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.31	Amended and Restated Guaranty, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012

10.32	Amended and Restated Security Agreement, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012
10.33	Investors’ Rights Agreement dated July 6, 2012, by and among Aemetis, Inc., and the investors listed on Schedule A thereto.	8-K	000-51354	10.5	July 10, 2012
10.34	Technology License Agreement dated August 9, 2012 between Chevron Lummus Global LLC and Aemetis Advanced Fuels, Inc.	8-K	000-51354	10.1	Aug. 22, 2012
10.35	Corn Procurement and Working Capital Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.64	Oct. 31, 2012
10.36	Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.65	Oct. 31, 2012
10.37	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	000-51354	10.66	Oct. 31, 2012
10.38	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC**	10-K	000-51354	10.67	Oct. 31, 2012

10.39	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Oct. 23, 2012
10.40	Amendment No. 1 to Revolving Line of Credit Agreement dated October 16, 2012 by and among Aemetis International, Inc., a Nevada corporation, and Laird Q. Cagan	8-K	000-51354	10.2	Oct. 23, 2012
10.41	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012 and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	000-51354	10.3	Oct. 23, 2012
10.42	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	000-51354	10.4	Oct. 23, 2012
10.43	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated September 29, 2012	10-K	000-51354	10.72	Apr. 4, 2013

10.44	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K	000-51354	10.1	Jan. 7, 2013
10.45	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K/A	000-51354	10.1	Feb. 27, 2013
10.46	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Mar. 11, 2013
10.47	Amendment No. 1 to Agreement for Repayment of Note by Share Issuance dated as of April 10, 2013 by and among Aemetis, Inc., Aemetis International, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	10-K	000-51354	10.77	Apr. 4, 2013

10.48	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated January 2, 2013.	10-K	000-51354	10.76	Apr. 4, 2013
10.49	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Apr. 16, 2013
10.505	Amendment No. 4 to Amended and Restated Note Purchase Agreement dated as of April 19, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, and Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K/A	000-51354	10.2	May 14, 2013
10.5	Special Bridge Advance dated as of March 29, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K	000-51354	10.2	Apr. 16, 2013
10.51	Agreement For Satisfaction of Note by Share and Note Issuance dated as of April 18, 2013 between Aemetis, Inc., Aemetis International, Inc. and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit dated August 17, 2009 as amended.	8-K	000-51354	10.1	Apr. 24, 2013

10.52	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	000-51354	10.1	May 23, 2013
10.53	Amended and Restated Aemetis Keyes Corn Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	000-51354	10.2	May 23, 2013
10.54	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013 by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	July 31, 2013
10.55	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Nov. 1, 2013
10.62	Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	Mar. 31, 2014

10.64	Limited Waiver and Amendment No. 8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q/A	000-51354	10.1	Nov. 13, 2014
10.65	Limited Waiver and Amendment No. 9 to Amended and Restated Note Purchase Agreement, dated as of March 12, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10K	000-51354	10.1	Mar. 12,2015	10.65
10.66	Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	May 7, 2015
10.67	Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 7, 2015).	10-Q	000-51354	10.1	Nov. 5, 2015

10.68	Limited Waiver and Amendment No. 12 to Amended and Restated Note Purchase Agreement, dated as of March 21, 2016 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.68	Mar. 28, 2016
10.69	Binding letter of intent for the purchase of certain property, plant and equipment in Goodland, Kansas by Aemetis Advanced Fuels Goodland, Inc., or such other subsidiary of Aemetis Inc., dated March 22, 2016 from Third Eye Capital Corporation, in its capacity as attorney-in-fact for New Goodland Energy Center, LLC.	10-K	000-51354	10.69	Mar. 28, 2016
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aemetis, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Des Moines, Iowa
March 28, 2016

AEMETIS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
(In thousands except for par value)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$283	$332
Accounts receivable	1,166	1,262
Inventories	4,804	4,491
Prepaid expenses	527	1,392
Other current assets	1,222	456
Total current assets	8,002	7,933

Property, plant and equipment, net	70,718	75,810
Goodwill	-	968
Intangible assets, net of accumulated amortization of $344 and $264, respectively	1,380	1,536
Other assets	3,041	2,929
Total assets	$83,141	$89,176

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$10,183	$8,339
Current portion of long term debt	5,607	6,032
Short term borrowings	6,340	6,714
Mandatorily redeemable Series B convertible preferred stock	2,742	2,641
Other current liabilities	4,425	3,590
Total current liabilities	29,297	27,316
Long term liabilities:
Senior secured notes	60,925	57,648
EB-5 notes	22,500	1,534
Long term subordinated debt	5,523	5,373
Other longterm liabilities	190	277
Total long term liabilities	89,138	64,832

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,398 and 1,665 shares issued and outstanding each period, respectively (aggregate liquidation preference of $4,194 and $4,995, respectively)	1	2
Common stock, $0.001 par value; 40,000 authorized; 19,619 and 20,650 shares issued and outstanding, respectively	20	21
Additional paid-in capital	82,115	87,080
Accumulated deficit	(114,251)	(87,113)
Accumulated other comprehensive loss	(3,179)	(2,962)
Total stockholders' deficit	(35,294)	(2,972)
Total liabilities and stockholders' deficit	$83,141	$89,176

The accompanying notes are an integral part of the financial statements

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In thousands, except for earnings per share)

	2015	2014
Revenues	$146,649	$207,683

Cost of goods sold	142,450	170,539

Gross profit	4,199	37,144

Research and development expenses	447	459
Selling, general and administrative expenses	12,361	12,595

Operating income (loss)	(8,609)	24,090

Other income (expense)

Interest expense
Interest rate expense	(10,164)	(10,052)
Amortization expense	(6,715)	(6,038)
Loss on debt extinguishment	(330)	(1,346)
Loss on sale or disposal of assets	-	(119)
Loss on impairment of goodwill and intangible assets	(1,044)	-
Other income (expense)	(270)	604

Income (loss) before income taxes	(27,132)	7,139

Income tax expense	(6)	(6)

Net income (loss)	$(27,138)	$7,133

Other comprehensive income (loss)
Foreign currency translation adjustment	(217)	(46)
Comprehensive income (loss)	$(27,355)	$7,087

Net income(loss) per common share
Basic	$(1.37)	$0.35
Diluted	$(1.37)	$0.34

Weighted average shares outstanding
Basic	19,823	20,371
Diluted	19,823	21,047

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In thousands)

	2015	2014
Operating activities:
Net income (loss)	$(27,138)	$7,133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activitites:
Share-based compensation	938	624
Stock issued in connection with consultant services	204	645
Depreciation	4,730	4,681
Debt related amortization expense	6,715	6,038
Intangibles and other amortization expense	129	126
Change in fair value of warrant liability	(54)	48
Loss on extinguishment of debt	330	1,346
Loss on sale/ Disposal of assets	-	119
Impairment loss on goodwill and intangible assets	1,044	-

Changes in operating assets and liabilities:
Accounts receivable	72	1,498
Inventory	(450)	(457)
Prepaid expenses	1,109	(311)
Other current assets and other assets	(979)	(187)
Accounts payable	2,020	(879)
Accrued interest expense and fees, net of payments	9,800	3,124
Other liabilities	744	(2,956)
Net cash provided by (used in) operating activities	(786)	20,592

Investing activities:
Capital expenditures	(71)	(1,965)
Net cash used in investing activities	(71)	(1,965)

Financing activities:
Proceeds from borrowings	30,331	9,884
Repayments of borrowings	(29,293)	(32,688)
Issuance of common stock for services, option and warrant exercises	23	5
Payment of debt gaurantee fee	(245)	(172)
Payment of financing costs	-	(255)
Net cash provided by (used in) financing activities	816	(23,226)

Effect of exchange rate changes on cash and cash equivalents	(8)	5
Net cash and cash equivalents decrease for period	(49)	(4,594)
Cash and cash equivalents at beginning of period	332	4,926
Cash and cash equivalents at end of period	$283	$332
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$478	$6,824
Income tax expense	6	6
		-
Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	21	16
Issuance of warrants to subordinated debt holders	1,087	1,301
Transfer between debt and other liabilities	-	438
Stock issued for interest on debt	229	-
Repurchase of common stock on revolver loan advance	7,479	-
Exercise of conversion feature on note to equity	-	47
Settlement of accounts payable through transfer of equipment	-	99

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In thousands)

							Accumulated Other Comprehensive
	Series B Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	loss	Total

Balance at December 31, 2013	2,401	2	19,974	20	84,373	(94,246)	(2,916)	(12,767)

Conversion of Series B preferred to common stock	(736)	-	74	-	-	-	-	-
Options exercised & stock-based compensation	-	-	161	-	643	-	-	643
Shares issued to consultants and other services	-	-	205	-	715	-	-	715
Issuance and exercise of warrants	-	-	217	1	1,302	-	-	1,303
Conversion of note by note holder	-	-	19	-	47	-	-	47
Other comprehensive loss	-	-	-	-	-	-	(46)	(46)
Net income	-	-	-	-	-	7,133	-	7,133

Balance at December 31, 2014	1,665	2	20,650	21	87,080	(87,113)	(2,962)	(2,972)

Conversion of Series B preferred to common stock	(267)	(1)	26	-	-	-	-	(1)
Options exercised & stock-based compensation	-	-	146	-	981	-	-	981
Shares issued to consultants and other services	-	-	50	-	204	-	-	204
Issuance and exercise of warrants	-	-	270	1	1,098	-	-	1,099
Repurchase of common stock	-	-	(1,600)	(3)	(7,476)	-	-	(7,479)
Issuance of shares for Interest and additional consideration	-	-	77	1	228	-	-	229
Other comprehensive loss	-	-	-	-	-	-	(217)	(217)
Net loss	-	-	-	-	-	(27,138)	-	(27,138)

Balance at December 31, 2015	1,398	1	19,619	20	82,115	(114,251)	(3,179)	(35,294)

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc. (formerly AE Biofuels, Inc.), a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”):

•	Aemetis Americas, Inc., a Nevada corporation, and its subsidiary AE Biofuels, Inc., a Delaware corporation;
•	Biofuels Marketing, Inc., a Delaware corporation;
•	Aemetis International, Inc., a Nevada corporation, and its subsidiary International Biofuels, Ltd., a Mauritius corporation, and its subsidiary Universal Biofuels Private, Ltd., an India company;
•	Aemetis Technologies, Inc., a Delaware corporation;
•	Aemetis Biochemicals, Inc., a Nevada corporation;
•	Aemetis Biofuels, Inc., a Delaware corporation, and its subsidiary Energy Enzymes, Inc., a Delaware corporation;
•	AE Advanced Fuels, Inc., a Delaware corporation, and its subsidiaries Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, and Aemetis Facility Keyes, Inc., a Delaware corporation;
•	Aemetis Advanced Fuels, Inc., a Nevada corporation;
•	Aemetis Advanced Products Keyes, Inc., a Delaware corporation; and,
•	Aemetis Advanced Fuels Goodland, Inc., a Delaware corporation.

Aemetis is an advanced renewable fuels and renewable chemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first-generation ethanol and biodiesel plants into advanced biorefineries. Founded in 2006, Aemetis owns and operates a 60 million gallon per year ethanol production facility in the California Central Valley. Aemetis also owns and operates a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India, producing high quality distilled biodiesel and refined glycerin for customers in India. Aemetis operates a research and development laboratory at the Maryland Biotech Center, and holds a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions are eliminated in consolidation.

Reverse Stock Split. In April 2014, our board of directors approved, and submitted a proposal to our stockholders for approval of a 1 for 10 reverse split of our common stock (the “Reverse Stock Split”).  The Reverse Stock Split was intended to increase the market price of our common stock to enhance our ability to meet the initial listing requirements of the NASDAQ Global Market and to make our common stock more attractive to a broader range of institutional and other investors.  Our stockholders approved the Reverse Stock Split on May 9, 2014 and we filed a Certificate of Change with the Secretary of State of the State of Nevada to affect the Reverse Stock Split on May 9, 2014.  The Reverse Stock Split became effective with the Financial Industry Regulatory Authority (FINRA) on May 15, 2014. Trading on the NASDAQ Global Market commenced on June 5, 2014.

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

Accounts Receivable.  The Company sells ethanol, wet distillers grains, corn syrup and corn oil through third-party marketing arrangements generally without requiring collateral.  The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer.  Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts. There is no allowance for doubtful accounts at December 31, 2015 and 2014.

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

Inventories. Ethanol inventory, raw materials, and work-in-process are valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value (NRV).  Distillers’ grains and related products are stated at net realizable value.  In the valuation of inventories, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the Kakinada plant. It is our policy to depreciate capital assets over their estimated useful lives using the straight-line method.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Company intangible assets such as goodwill have indefinite lives and as a result need to be evaluated at least annually, or more frequently, if impairment indicators arise. In the Company’s review, we determined the fair value of the reporting unit using market indicators and discounted cash flow modeling. The Company compares the fair value to the net book value of the reporting unit. An impairment loss would be recognized when the fair value is less than the related carrying value, and an impairment expense would be recorded in the amount of the difference. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These forecasts could be significantly affected by future changes in market conditions, the economic environment, including inflation, and the purchasing decisions of the Company’s customers.

Warrant liability: The Company adopted guidance related to distinguishing liabilities from equity for certain warrants which contain a conditional obligation to repurchase feature. As of December 31, 2015 and 2014, there were 18,644 warrants with a conditional obligation to repurchase feature that require liability treatment. As a result, a warrant liability was recorded to recognize the fair value upon issuance of each warrant. The Company estimates the fair value of future liability on warrants using the Black-Scholes pricing model. Assumptions within the pricing model include: 1) the risk-free interest rate, which comes from the U.S. Treasury yield curve for periods within the contractual life of the warrant 2) the expected life of the warrants is assumed to be the contractual life of the warrants, and, 3) the volatility is estimated based on an average of the historical volatilities.

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

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2015 and 2014, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Basic and Diluted Net Income (Loss) per Share.  Basic net income (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net loss for the year ended December 31, 2015, potentially dilutive securities have been excluded from the diluted net income per share computations as their effect would be anti-dilutive. As the Company incurred net income for the year ended December 31, 2014, potentially dilutive securities have been included in the diluted net income per share computations and any potentially anti-dilutive shares have been excluded and are shown below.

The following table reconciles the number of shares utilized in the net income (loss) per share calculations for the year ended December 31, 2015 and 2014:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

	Year ended
	December 31, 2015	December 31, 2014
	(In thousands, except per share amounts)

Net income (loss)	$(27,138)	$7,133

Shares:
Weighted average shares outstanding—basic	19,823	20,371

Weighted average dilutive share equivalents from preferred shares	-	220
Weighted average dilutive share equivalents from stock options	-	269
Weighted average dilutive share equivalents from common warrants	-	187
Weighted average shares outstanding—diluted	19,823	21,047

Earnings (loss) per share—basic	$(1.37)	$0.35

Earnings (loss) per share—diluted	$(1.37)	$0.34

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of December 31, 2015 and 2014:

	As of
	December 31, 2015	December 31, 2014

Series B preferred (1:10 post split basis)	140	-
Common stock options and warrants	1,347	30
EB-5 debt convertible to Common stock at $30 per share	783	-
Total number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation	2,270	30

Comprehensive Income (Loss). ASC 220 Comprehensive Income requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive income (loss) and accumulated other comprehensive loss consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiary. The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The “North America” operating segment includes the Company’s 60 million gallons per year capacity Keyes plant in Keyes, California and the research facilities in College Park, Maryland.

The “India” operating segment encompasses the Company’s 50 million gallon per year capacity biodiesel plant in Kakinada, India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents,  accounts receivable and accounts payable approximate their estimated fair values due to the short-term maturities of those financial instruments. These financial instruments are considered Level 1 measurements under the fair value hierarchy. Due to the unique terms of our notes payable and lines of credit and the financial condition of the company, the fair value of the debt is not determinable. The fair value of warrants recorded as derivative liabilities is described in Note 10.

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

2. Inventory

Inventory consists of the following:

	December 31, 2015	December 31, 2014
Raw materials	$1,219	$1,522
Work-in-progress	1,807	1,453
Finished goods	1,778	1,516
Total inventory	$4,804	$4,491

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

	December 31, 2015	December 31, 2014
Land	$2,727	$2,753
Plant and Buildings	81,821	82,338
Furniture and fixtures	494	458
Machinery and equipment	4,052	4,063
Construction in progress	147	148
Total gross property, plant & equipment	89,241	89,760
Less accumulated depreciation	(18,523)	(13,950)
Total net property, plant & equipment	$70,718	$75,810

Depreciation on the components of the property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and Buildings	20 - 30
Machinery & Equipment	5 - 7
Furniture & Fixtures	3 - 5

The Company recorded depreciation expense of $4.7 million each for the years ended December 31, 2015 and 2014.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Based on the evaluation, management determined no assets required impairment as of December 31, 2015 and 2014.

4. Intangible Assets and Goodwill

As of December 31, 2015 and 2014, intangible assets and goodwill consist of the following:

	2015	2014

Patents	$826	$906
In-process research and development	554	630
	$1,380	$1,536

Goodwill	$-	$968

During the year ended December 31, 2015 and 2014, the Company recognized amortization expense of $80 thousand each period related to patents.

At December 31, 2015, future patent and in-process research and development amortization for the next five years and beyond consists of the following:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

For the twelve months ending December 31,	Amortization
2016	$80
2017	80
2018	108
2019	198
2020	108
Thereafter	806
Total	$1,380

In December 2015, pursuant to our annual goodwill impairment test, we recorded a full impairment of goodwill amounting to $1.0 million. Due to limitations in the our access to capital to develop the acquired technology into a product for sale and current industry conditions, the cash flow projections were lowered and the earnings forecast was revised. We determine the fair value of our reporting units utilizing discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize.

We wrote off $76 thousand of abandoned patents during the year ended December 31, 2015.

5. Notes Payable

Debt consists of the notes from the Company’s senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	December 31, 2015	December 31, 2014
Third Eye Capital term note	$6,269	$7,394
Third Eye Capital revolving credit facility	25,870	22,330
Third Eye Capital revenue participation term note	10,526	10,195
Third Eye Capital acquisition term note	18,260	17,728
Cilion shareholder seller note payable	5,523	5,373
State Bank of India secured term loan	4,200	6,032
Subordinated notes	6,340	5,428
EB-5 long term promissory notes	23,907	1,534
Unsecured working capital loans	-	1,287
Total debt	100,895	77,301
Less current portion of debt	11,947	12,746
Total long term debt	$88,948	$64,555

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (“Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as the “Notes”). The Notes mature on April 1, 2017*.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

On March 12, 2015, Third Eye Capital agreed to Amendment No. 9 to the Note Purchase Agreement to allow for the repurchase of 1,000,000 shares of common stock of the Company at an average price of $5.52 per share for an aggregate purchase price of approximately $5.5 million. The repurchase price was added to the outstanding principal balance of the Revolving Credit Facility. Third Eye Capital also agreed to remove the covenant that the Company must complete an equity offering of its preferred stock for net proceeds of not less than $20 million with all of such net proceeds to be used to repay the principal outstanding under the Note Purchase Agreement. In addition, Third Eye Capital waived the free cash flow financial covenant under the Note Purchase Agreement for the three months ended March 31, 2015. On April 30, 2015, Third Eye Capital agreed to Amendment No. 10 to the Note Purchase Agreement to allow for the repurchase of 500,000 shares of common stock of the Company at a repurchase price of $5.00 per share for an aggregate purchase price of approximately $2.5 million. The repurchase price was added to the outstanding principal balance of the Revolving Credit Facility.  In addition, Third Eye Capital agreed to extend the maturity date of the Notes to April 1, 2016 upon notice and payment of a 3% extension fee.  The existing guarantees were reaffirmed. On May 29, 2015, the Company gave notice to extend the maturity date of the Notes to April 1, 2016 and added the 3% fee to the Notes. On August 6, 2015, Third Eye Capital agreed to Amendment No. 11 to the Note Purchase Agreement to allow for the extension of the maturity date of the Notes to April 1, 2017 upon election by the Company provided that the Company i) has $11.5 million in EB-5 funds in escrow as of August 31, 2015, ii) enters into an investment banking engagement by October 1, 2015 to complete a capital markets transaction for the sale of shares of its India subsidiary, and iii) repurchases 100,000 shares of common stock from Third Eye Capital at the greater of $4.00 and the closing price on the date of the amendment. In addition, Third Eye Capital waived the free cash flow financial covenant under the Note Purchase Agreement for the three months ended June 30, 2015 and for the three months ending September 30, 2015, and reduced the note indebtedness to plant fair value covenant to 65%.  As consideration, Third Eye Capital charged an amendment fee of $1.0 million which was added to the outstanding principal balance of the Revolving Credit Facility and an extension fee equal to 5% of the Note indebtedness to be charged at the time of exercise of the option to extend the maturity date of the Notes. In addition, as consideration for Amendment No. 11, the unconditional personal guaranty from the Chief Executive Officer of the Company, the guaranties from Company parties and McAfee Capital, LLC owned by Mr. Eric McAfee were all affirmed. The Company also agreed to pay a fee of $0.2 million to McAfee Capital, LLC for the loss of liquidity from this arrangement. We evaluated the amendments No. 9, 10, 11 of the Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On February 9, 2016, Third Eye Capital and the Company agreed to a Promissory Note in the amount of $0.3 million in connection with the Note Purchase Agreement to use the agreed proceeds from the Promissory Note as operating expenses in consideration of any grants or credits received from any government agencies for milo usage and to enter into an Amendment No. 12 as described below.

On March 21, 2016, Third Eye Capital agreed to Amendment No. 12 to the Note Purchase Agreement to: (i) extend the maturity date of the Notes to April 1, 2017 and to allow for the extension of the maturity date of the Notes to April 1, 2018, at the Company’s election, for an extension fee of 5% of the then outstanding Notes, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2015, (iii) provide that such covenant need not be complied with for the fiscal quarters ending March 31, June 30 and September 30, 2016, (iv) revise the Keyes Plant market value to note indebtedness ratio to 65%, (v) add a covenant that the Company shall have received I-924 approval from the US Citizenship and Immigration Services for additional EB-5 Program financing of at least $35 million by June 1, 2016 and (vi) increase the basket for all costs and expenses that may be reimbursed to directors of the Company and its affiliates to $300,000 in any given fiscal year.  As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $1.5 million to be added to the outstanding principal balance of the Revolving Credit Facility, and to deliver a binding letter of intent from Aemetis Advanced Fuels Goodland, Inc. to acquire the plant, property and equipment located in Goodland, Kansas and previously owned by New Goodland Energy Center for $15,000,000 in assumed debt.  We will evaluate the amendment of the Notes and will determine accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

Further details regarding the terms of the Notes are set forth below under the heading “Terms of Third Eye Capital Notes.”

Terms of Third Eye Capital Notes

Details about each portion of the Third Eye Capital financing facility are as follows:

A.
Term Notes.  As of December 31, 2015, AAFK had $6.3 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.1 million.  The Term Notes mature on April 1, 2017*.  Interest on the Term Notes accrues at 14% per annum.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

B.
Revolving Credit Facility.  The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17% as of December 31, 2015) payable monthly in arrears.  The Revolving Credit Facility matures on April 1, 2017*. As of December 31, 2015, AAFK had $25.9 million in principal and interest outstanding, net of unamortized debt issuance costs of $0.4 million on the Revolving Credit Facility.

C.
Revenue Participation Term Notes.  The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2017*. As of December 31, 2015, AAFK had $10.5 million in principal and interest outstanding, net of unamortized discounts of $0.2 million, on the Revenue Participation Term Note.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14% per annum as of December 31, 2015) and mature on April 1, 2017*. As of December 31, 2015, Aemetis Facility Keyes, Inc. had $18.3 million in principal and interest outstanding, net of unamortized discounts of $0.3 million, on the Acquisition Term Notes.

The Notes contain various covenants, including but not limited to, minimum free cash flow and production requirements and restrictions on capital expenditures.

*The note maturity date can be extended by us to April 2018. As a condition to any such extension, the Company would be required to pay a fee of 5% of the carrying value of the debt.

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

Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes.  The notes bear interest at 3% per annum and are due and payable after the Third Eye Capital Notes have been paid in full.  As of December 31, 2015, Aemetis Facility Keyes, Inc. had $5.5 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

State Bank of India secured term loan.  On June 26, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6.0 million.  The term loan is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

On August 22, 2015, UBPL received from the State Bank of India, a One Time Settlement Sanction Letter allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days after which the interest rate is payable at the rate of 2% above the base rate of Reserve Bank of India and certain releases by both parties. The base rate was at 9.7% and the interest had been accrued at 11.7%. Upon performance under the agreement, including the payment of all stipulated amounts, UBPL will receive relief for prior accrued interest in the amount of approximately $2.1 million. We paid the first payment under the settlement on August 23, 2015, the second payment under the settlement on October 22, 2015 and the third payment under the settlement is due in February with a grace period of one month to pay out. The remaining payment under the settlement is due in August 2016.

As of December 31, 2015, the State Bank of India loan had $4.2 million in principal outstanding. See Note 6 - Commitments and Contingencies for further details.

Subordinated Notes.  On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors (the “Sub Notes”).   Interest is due at maturity.  Neither AAFK nor Aemetis may make any principal payments under the Sub Notes until all loans made by Third Eye Capital to AAFK are paid in full.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Company agreed to an Amendment No. 1 to the Sub Notes to extend the maturity of the January 2012 Sub Notes to July 1, 2014 and issued two Sub Notes. On January 24, 2013, an additional $0.3 million Sub Note was issued with a maturity date of April 30, 2013.  All above Sub Notes were extended maturity for every six months there onwards. In March 2014, the Company received $0.5 million from EB-5 investments and repaid one of the accredited investors holding a January 2012 Sub Note of $0.5 million.  On March 24, 2015, the Company paid off remaining $180 thousand on January 2012 Sub Note principal and interest held by one of the accredited investors with the money received from the EB-5 program. The remaining two notes usually have a six month maturity and we extend them for next six months at the maturity date by adding fees of $0.3 million to two notes in aggregate and issuing warrants to purchase common stock to two investors. On Jan 1, 2015 and July 1, 2015, the Sub Notes above were amended to extend the maturity date until the earlier of (i)June 2015, December 2015 accordingly; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 % cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted for each extension with a term of two years and an exercise price of $0.01 per share.

On Jan 1, 2016, the Sub Notes above were amended to extend the maturity date until the earlier of (i) June 30, 2016; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 % cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share.

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

The Company owed, in aggregate, subordinated notes in the amount of $6.3 million and $5.4 million in principal and interest outstanding at December 31, 2015 and December 31, 2014, respectively.

EB-5 long-term promissory notes.  EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. On March 4, 2011, and amended January 19, 2012 and July 24, 2012, the Company entered into a Note Purchase Agreement with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes bearing interest at 3%, each note in the principal amount of $0.5 million and due and payable four years from the date of the note, for a total aggregate principal amount of up to $36.0 million.  The notes are convertible after three years at a conversion price of $30.00 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant in investment increments of $0.5 million.  The Company sold notes in the amount of $1.0 million during the first quarter of 2012, $0.5 million during the first quarter of 2014, $17.5 million during the first quarter of 2015, $2.5 million in the second quarter of 2015, and $2.0 million in the third quarter of 2015. As of December 31, 2015, $23.5 million in principal and $0.4 million in accrued interest remained outstanding on the notes.  The escrow account holds an additional $11.5 million representing 23 investors.  The availability of the remaining $12.5 million (including the $11.5 million in escrow) will be determined by the ability of Advanced BioEnergy, LP to attract the last two qualified investors, and for the United States Citizenship and Immigration Service to approve those investors who have made escrow deposits.

Unsecured working capital loans.  In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement, Secunderabad agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad of 15%.  In return, the Company agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit.  In the event that the Company’s Kakinada plant operates at a loss, Secunderabad owes the Company 30% of the losses.  The agreement can be terminated by either party at any time without penalty.

At December 31, 2015 and December 31, 2014, the Company had none and $1.3 million outstanding under this agreement, respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Scheduled debt repayments for loan obligations follow:

Year ended December 31,	Debt Repayments
2016	$11,947
2017	63,833
2018	3,500
2019	22,523
2020	-
Total debt	101,803
Discounts	(908)
Total debt, net of discounts	$100,895

6. Commitments and Contingencies

Operating Leases

As of December 31, 2015, the Company, through its subsidiaries, has non-cancelable future minimum operating lease payments for various office space locations. Future minimum operating lease payments are as follows:

Twelve months ended December 31,	Future Rent Payments
2016	$447
2017	462
2018	479
2019	495
2020	209
Total	$2,092

The Cupertino facility office space consists of 9,238 rentable square feet.  The current lease expired on May 31, 2015, but the Company extended the lease for an additional five years ending on May 31, 2020.  From June 1, 2013 through present, we sublet office space consisting of 3,104 rentable square feet to Splunk Inc., at a monthly rent rate equal to the rent charged to us by our landlord.

 For the year ending December 31, 2015 and 2014, the Company received from Splunk Inc., approximately $0.1 million in rent reimbursement respectively. For the years ended December 31, 2015 and 2014, the Company recognized rent expense of $0.5 million and $0.3 million, respectively.

Legal Proceedings

On March 10, 2011, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period. On August 22, 2015, UBPL received from the State Bank of India, a One Time Settlement Sanction Letter allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days after which the interest rate is payable at the rate of 2% above the base rate of Reserve Bank of India and certain releases by both parties. The base rate was at 9.7% and the interest had been accrued at 11.7%. Upon performance under the agreement, including the payment of all stipulated amounts, UBPL will receive relief for prior accrued interest in the amount of approximately $2.1 million.

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

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

		Shares Issued and
	Authorized	Outstanding December 31,
	Shares	2015	2014
Series B preferred stock	7,235	1398	1665
Undesignated	57,765	—	—
	65,000	1398	1665

Our Articles of Incorporation authorize the Company’s board to issue up to 65 million shares of preferred stock, $0.001 par value, in one or more classes or series within a class upon authority of the board without further stockholder approval.

Significant terms of the designated preferred stock are as follows:

Voting. Holders of the Company’s Series B preferred stock are entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series B preferred stock held by such holder could be converted as of the record date. Cumulative voting with respect to the election of directors is not allowed. Currently each share of Series B preferred stock is entitled to a 0.1 vote per share of Series B preferred stock. In addition, without obtaining the approval of the holders of a majority of the outstanding preferred stock, the Company cannot:

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Dividends. Holders of all of the Company’s shares of Series B preferred stock are entitled to receive non-cumulative dividends payable in preference and before any declaration or payment of any dividend on common stock as may from time to time be declared by the board of directors out of funds legally available for that purpose at the rate of 5% of the original purchase price of such shares of preferred stock. No dividends may be made with respect to the Company’s common stock until all declared dividends on the preferred stock have been paid or set aside for payment to the preferred stockholders. To date, no dividends have been declared.

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

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583 thousand shares with an original purchase price of $1.8 million out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders’ equity by the same amount to reflect the Company’s obligations with respect to this matter.  The obligation accrues interest at the rate of 5.25% per year.  At December 31, 2015 and 2014, the Company had accrued an outstanding obligation of $2.7 million and $2.6 million, respectively.  Full cash payment to the Cordillera Fund is past due.  The Company expects to pay this obligation upon availability of funds after paying senior secured obligations.

8. Outstanding Warrants

During the year ended December 31, 2015, the Company granted 229 thousand common stock warrants, which had the potential to enhance returns for accredited investors who entered into additional Notes. The accredited investors received 2 year warrants exercisable at $0.01 per share as part of note agreements. In addition, the Company granted 110 thousand common stock warrants outside the Company plans to certain employees with 1/12th vesting every three months over 3 years and to Board of Directors with immediate vesting. These warrants have a 10 year term and are exercisable at $2.59 per share as part of the warrant agreement. We estimate the fair value of warrant awards on the date of grant using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

Description	For the years ended December 31
	2015	2014
Dividend-yield	0%	0%
Risk-free interest rate	1.10%	0.49%
Expected volatility	80.02%	72.26%
Expected life (years)	3.62	2
Market value per share on grant date	$4.06	$8.78
Fair value per share on grant date	$3.85	$8.77

For the twelve months ended December 31, 2015, Note investors exercised 229 thousand warrant shares at exercise prices of $0.01 per share and employees exercised 38 thousand warrant shares at exercise price of $1.30 per share.

A summary of historical warrant activity for the years ended December 31, 2015 and 2014 follows:

	Warrants Outstanding	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2013	470	$3.40	4.85
Granted	148	0.01
Exercised	(217)	1.32
Expired	(50)	4.97
Outstanding December 31, 2014	351	$3.05	2.69
Granted	339	0.85
Exercised	(272)	0.21
Expired	(50)	1.30
Outstanding December 31, 2015	368	$3.36	4.61

60 thousand of the above outstanding warrants are not vested and exercisable as of December 31, 2015.

9. Fair Value of Warrants

We compute the fair value of liability warrants subject to fair value accounting at each quarter end.

The following tables summarize the assumptions used in computing the fair value of liability warrants subject to fair value accounting at December 31, 2015:

Expected dividend yield	0%
Risk-free interest rate	0.95%
Expected volatility	66.37%
Expected Life (years)	1.63
Exercise price	$0.01
Company stock price	$2.90
Fair value of stock	$2.89

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

There were no warrants granted during the year ended December 31, 2015 that were recorded as liabilities on the date of grant.

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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
2015
Warrant liability	$54	$-	$-	$54
2014
Warrant liability	$108	$-	$-	$108

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs for the twelve months ended December 31, 2015 and 2014:

Balance as of December 31, 2013	$60
Related change in fair value	48
Balance as of December 31, 2014	$108
Related change in fair value	(54)
Balance as of December 31, 2015	$54

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2015.

11. Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 1.2 million shares of common stock under its Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together, the “Company Stock Plans”), which includes both incentive and non-statutory stock options and restricted stock awards. The options generally expire five to ten years from the date of grant.  The options have a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment.

The Company granted 98 thousand stock options on May 21, 2015 with an expiration term for the options seven years from the grant date. In addition, 50 thousand restricted stock awards were granted on May 21, 2015 with immediate vesting. The fair value of the restricted stock awards is determined to be equal to the market price of the stock on the grant date.

The Company granted 62 thousand stock options on December 10, 2015 with expiration term for options 10 years from the grant date. The valuation of these options is described below with fair value assumption obtained on the grant date.

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. As of December 31, 2015, all options are vested, and 89 thousand options are outstanding.

Inducement Equity Plan Options

In March 2015, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory options to purchase common stock.  The Company issued 25 thousand options during March 2015 with a three year vesting period and five year term at a weighted average exercise price of $3.88. As of December 31, 2015, all 25 thousand options were outstanding.

The following is a summary of awards granted under the above Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2014	5	1,015	$5.52
Authorized	200	—	—
Granted	(235)	235	3.83
Exercised	-	(145)	2.72
Forfeited/expired	125	(125)	3.64
Balance as of December 31, 2015	95	980	$5.76

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

During 2015, 145 thousand shares of common stock issued upon exercise of options under from the Company’s stock plans had an intrinsic value of $246 thousand at time of exercise. The weighted average strike price for the shares exercised was $2.72 per share and the weighted average closing market price at time of exercise was $4.42.

Vested and unvested awards outstanding as of December 31, 2015 and 2014 follow:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Average Intrinsic Value1
2015
Vested and exercisable	687	$6.49	2.32	$-
Unvested	293	4.06	5.59	-
Total Outstanding	980	$5.76	3.30	$-

2014
Vested and exercisable	648	$5.84	2.47	$670
Unvested	367	4.95	3.87	356
Total Outstanding	1,015	$5.52	2.98	$1,026
———————
(1) Intrinsic value based on the $2.90 and $5.79 closing price of Aemetis stock on December 31, 2015 and 2014 respectively, as reported on the NASDAQ Exchange and Over the Counter Bulletin Board respectively.

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

For the years ended December 31, 2015 and 2014, the Company recorded option expense in the amount of $0.9 million and $0.6 million, respectively.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The weighted average fair value calculations for options granted are based on the following weighted average assumptions:

Description	For the years ended December 31
	2015	2014
Dividend-yield	0%	0%
Risk-free interest rate	1.61%	0.88%
Expected volatility	76.55%	77.86%
Expected life (years)	5.40	3
Market value per share on grant date	$3.69	$4.38
Fair value per share on grant date	$2.27	$2.22

As of December 31, 2015, the Company had $630 thousand of total unrecognized compensation expense for employees which the Company will amortize over the 2.00 years of weighted remaining term.

In addition, Company issued 50 thousand shares in the Company’s restricted common stock for services provided by outside consulting firms at an exercise price of $4.26. The fair value of the stock granted to the consultants was recorded to expense over the six months term of the consulting contract. We determine the fair value of the these awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Stock-based compensation awards issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ deficit over the applicable service periods based on the fair value of the awards or consideration received at the vesting date.

12. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, we agreed to procure whole yellow corn and milo. The Company has the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2016 and is automatically renewed for additional one-year terms. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchaser designated by the Company and all WDG and condensed distillers solubles to A.L. Gilbert. Our relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for the Keyes plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital
Agreements during the year ended December 31, 2015 and 2014 were as follows:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

	For the year ended December 31,
	2015	2014
Ethanol sales	$92,729	$148,408
Wet distiller's grains sales	24,556	32,689
Corn oil sales	3,485	4,501
Corn purchases	97,179	120,915
Accounts receivable	305	368
Accounts payable	1,455	1,965

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A. L Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements with Kinergy Marketing matures on August 31, 2016 and with A.L Gilbert on December 31, 2016 with automatic one-year renewals thereafter.  For the years ended December 31, 2015 and 2014, the Company expensed marketing costs of $2.2 million and $2.9 million, respectively, under the terms of both ethanol and wet distillers grains agreements.

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

Summarized financial information by reportable segment for the years ended December 31, 2015 and 2014 follow:

	For the year ended December 31,
	2015	2014
Revenues
North America	$129,408	$195,416
India	17,241	12,267
Total revenues	$146,649	$207,683

Cost of goods sold
North America	$126,290	$158,719
India	16,160	11,820
Total cost of goods sold	$142,450	$170,539

Gross profit
North America	$3,118	$36,697
India	1,081	447

Total gross profit	$4,199	$37,144

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

North America: In 2015 and 2014, all of the Company’s revenues from sales of ethanol, WDG and corn oil were sold to J.D. Heiskell pursuant to the Corn Procurement and Working Capital Agreement. Sales to J.D. Heiskell accounted for 93% and 95% of the Company’s North American segment consolidated revenues in 2015 and 2014 respectively.

India: During the 2015, one customer in biodiesel accounted for 56% of the consolidated India segment revenues compared to two customers in biodiesel who accounted for 38% and 19%, respectively of the consolidated India segment revenues in 2014.

Company total assets by segment follow:

	As of
	December 31,	December 31,
	2015	2014

North America	$69,165	$76,066
India	13,976	13,110
Total Assets	$83,141	$89,176

14. Quarterly Financial Data (Unaudited)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 is as follows:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

2015	For the three months ended				For the year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015	2015	2015	2015	2015
Revenues	$34,726	$38,067	$38,510	$35,346	$146,649

Cost of goods sold	34,954	36,118	37,476	33,902	142,450

Gross profit (loss)	(228)	1,949	1,034	1,444	4,199

Research and development expenses	109	104	117	117	447
Selling, general and administrative expenses	3,634	3,148	2,774	2,805	12,361

Operating loss	(3,971)	(1,303)	(1,857)	(1,478)	(8,609)

Other expense

Interest expense
Interest rate expense	(2,546)	(2,485)	(2,610)	(2,523)	(10,164)
Amortization expense	(1,723)	(2,405)	(1,258)	(1,329)	(6,715)
Loss on debt extinguishment	(330)	-	-	-	(330)
Loss on impairment of goodwill and intangible assets	-	-	-	(1,044)	(1,044)
Other expense	(67)	(94)	(30)	(79)	(270)

Loss before income taxes	(8,637)	(6,287)	(5,755)	(6,453)	(27,132)

Income tax expense	(6)	-	-	-	(6)

Net loss	(8,643)	(6,287)	(5,755)	(6,453)	(27,138)

Other comprehensive loss
Foreign currency translation adjustment	38	(84)	(104)	(67)	(217)
Comprehensive loss	$(8,605)	$(6,371)	$(5,859)	$(6,520)	$(27,355)

Net loss per common share
Basic	$(0.42)	$(0.32)	$(0.29)	$(0.33)	$(1.37)
Diluted	$(0.42)	$(0.32)	$(0.29)	$(0.33)	$(1.37)
Weighted average shares outstanding
Basic	20,595	19,590	19,521	19,598	19,823
Diluted	20,595	19,590	19,521	19,598	19,823

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

	For the three months ended				For the year ended
2014	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
Revenues	$60,665	$57,195	$48,348	$41,475	$207,683

Cost of goods sold	45,041	45,842	40,633	39,023	170,539

Gross profit	15,624	11,353	7,715	2,452	37,144

Research and development expenses	100	141	101	117	459
Selling, general and administrative expenses	2,842	3,449	2,972	3,332	12,595

Operating income/(loss)	12,682	7,763	4,642	(997)	24,090

Other income/(expense)

Interest expense
Interest rate expense	(2,920)	(2,530)	(2,287)	(2,315)	(10,052)
Amortization expense	(2,118)	(2,502)	(741)	(677)	(6,038)
Loss on debt extinguishment	(115)	-	(1,231)	-	(1,346)
Gain on sale of assets	-	(119)	-	-	(119)
Other income/(expense)	164	110	81	249	604

Income /(Loss) before income taxes	7,693	2,722	464	(3,740)	7,139

Income tax expense	(6)	-	-	-	(6)

Net income /(loss)	7,687	2,722	464	(3,740)	7,133

Other comprehensive income (loss)
Foreign currency translation adjustment	108	-	(98)	(56)	(46)
Comprehensive income (loss)	$7,795	$2,722	$366	$(3,796)	$7,087

Net income (loss) per common share
Basic	$0.38	$0.13	$0.02	$(0.18)	$0.35
Diluted	$0.34	$0.13	$0.02	$(0.18)	$0.34
Weighted average shares outstanding
Basic	20,007	20,284	20,555	20,630	20,371
Diluted	22,657	20,948	21,476	20,630	21,047

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

15. Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, amounts of $0.4 million each period in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of December 31, 2015 and 2014.  For the years ended December 31, 2015 and 2014, the Company expensed $0.1 million and $0.2 million, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities. The Company prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of December 31, 2015, $0.1 million remained as a prepaid expense.

As consideration for the reaffirmation of guaranties required by Amendment No.11 and Amendment No.8 to the Notes which we entered with Third Eye Capital on August 6, 2015 and November 7, 2014, the Company also agreed to pay $0.2 million each in consideration to Mr. McAfee and McAfee Capital in exchange for their willingness to provide the guaranties. As part of these Guarantee fee agreements, $0.2 million each were paid as of December 31, 2015 and 2014.

The Company owes various Board Members amounts totaling $1.6 million and $1.7 million each as of December 31, 2015 and 2014, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet.  For each of the years ended December 31, 2015 and 2014, the Company expensed $0.4 million each year then ended, in connection with board compensation fees.

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

Income tax expense for each of the years ended December 31, 2015 and 2014 consisted of $6 thousand of state and local taxes.

During the year ended December 31, 2015 and 2014, there is minimal tax expense recognized. The deferred tax liability resulted in a reduction in the valuation allowance of the Company, as the Company believes the reversal of the deferred tax liability will occur prior to the expiration of the NOL carryforward. During the year ended December 31, 2015 and 2014, there is minimal tax expense recognized due to state minimum taxes and the Company's valuation allowance. U.S. loss and foreign loss before income taxes are as follows:

	Year Ended December 31,
	2015	2014

United States	(26,241)	8,652
Foreign	(892)	(1,513)
Pretax Income	(27,133)	7,139

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (34%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2015	2014
Income tax expense (benefit) at the federal statutory rate	(9,225)	2,427
State tax expense (benefit)	(760)	1,089
Foreign tax rate differential	180	302
Stock-based compensation	253	204
Interest Expense	16	53
Goodwill impairment	329	-
Other	113	(147)
Credits	(17)	(25)
Valuation Allowance	9,117	(3,897)

Income Tax Expense	6	6

Effective Tax Rate	-0.02%	0.08%

The components of the net deferred tax asset or (liability) are as follows:

	Year Ended December 31,
	2015	2014

Org, Start-up and Intangible Assets	8,067	8,750
Stock Based Comp	67	86
Prop., Plant, and Equip.	(22,717)	(22,015)
NOLs and Credits	60,603	49,645
Convertible Debt	(5)	(5)
Ethanol Credits	1,500	1,500
Debt Extinguishment	1,361	2,239
Other, net	536	592
Subtotal	49,412	40,792
Valuation Allowance	(49,412)	(40,792)

Deferred tax assets (liabilities)	-	-

Based on the Company’s evaluation of current and anticipated future taxable income, the Company believes it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets.

The Company does not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.  At December 31, 2015 and 2014, these undistributed losses totaled $11.6 million, and $10.7 million, respectively. If any earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2015, the Company’s uncertain tax positions were not significant for income tax purposes.

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

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2015:

United States — Federal	2005 – present
United States — State	2005– present
India	2006 – present
Mauritius	2006 – present

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $146.0 million and state net operating loss carryforwards of approximately $139.0 million.  Included in the federal and state net operating loss carryforwards are approximately $0.4 million and $0.3 million of excess stock based compensation related deductions that will be credited to additional paid in capital when the tax benefits are realized. The Company also has approximately $1.5 million of alcohol and cellulosic biofuel credit carryforwards. The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2032. The state net operating loss carryforwards expire on various dates between 2027 through 2032. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by U.S. or India statute regarding net operating loss carryforwards and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. The Company’s India subsidiary also will have net operating loss carryforwards as of March 31, 2016, its tax fiscal year end, of approximately $10 million in U.S. dollars, which expire from March 30, 2016 to March 30, 2023.

17. Parent Company Financial Statements (Unaudited)

The following is a summary of the Parent Company financial statements for the years ended December 31, 2015 and 2014:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Consolidated Balance Sheets
As of December 31, 2015 and 2014

Assets	2015	2014
Current assets
Cash and cash equivalents	$-	$65
Intercompany receivables	15,609	24,578
Prepaid expenses	315	609
Total current assets	15,924	25,252

Investment in Aemetis International, Inc.	-	1,082

Total investments in Subsidiaries, net of advances	-	1,082

Other assets	54	23

Total Assets	$15,978	$26,357

Liabilities & stockholders' deficit
Current liabilities
Accounts payable	$2,746	$2,869
Mandatorily redeemable Series B convertibe preferred	2,742	2,641
Other current liabilities	1,158	996
Total current liabilities	6,646	6,506

Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	39,019	18,497
Investment in Aemetis Americas, Inc	205	205
Investment in Aemetis Biofuels, Inc.	2,741	2,741
Investment in Aemetis Technologies, Inc.	2,285	1,031
Investment in Biofuels Marketing, Inc.	349	349
Investment in Aemetis International, Inc.	27	-
Total subsidiary obligation in excess of investment	44,626	22,823

Total long term liabilities	44,626	22,823

Stockholders' deficit
Series B Preferred convertible stock	1	2
Common stock	20	21
Additional paid-in capital	82,115	87,080
Accumulated deficit	(114,251)	(87,113)
Accumulated other comprehensive loss	(3,179)	(2,962)
Total stockholders' deficit	(35,294)	(2,972)
Total liabilities & stockholders' deficit	$15,978	$26,357

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2015 and 2014

	2015	2014

Equity in subsidiary gains (losses)	(22,669)	11,123

Selling, general and administrative expenses	3,910	3,942

Operating income (loss)	(26,579)	7,181

Other income (expense)
Interest expense	(179)	(277)
Other income (expense)	(374)	235

Income (loss) before income taxes	(27,132)	7,139

Income tax expense	(6)	(6)

Net income (loss)	(27,138)	7,133

Other comprehensive income (loss)
Foreign currency translation adjustment	(217)	(46)
Comprehensive income (loss)	(27,355)	7,087

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2015 and 2014

	2015	2014
Operating activities:
Net income (loss)	(27,138)	7,133
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Stock-based compensation	938	624
Stock issued in connection with consultant services	204	645
Change in fair value of warrant liability	(54)	48
Changes in assets and liabilities:
Subsidiary portion of net (gains) losses	22,669	(11,123)
Prepaid expenses	294	(539)
Accounts payable	(103)	(512)
Accrued interest expense	197	-
Other liabilities	120	(629)
Other assets	(31)
Net cash used in operating activities	(2,904)	(4,353)

Investing activities:
Change in outstanding checks in excess of cash	-	-
Subsidiary advances, net	2,816	4,399
Net cash provided by investing activities	2,816	4,399

Financing activities:
Issuance of common stock for services, option and warrant exercises	23	5
Net cash provided by financing activities	23	5

Net increase (decrease) in cash and cash equivalents	(65)	51

Cash and cash equivalents at beginning of period	65	14
Cash and cash equivalents at end of period	$-	$65

Supplemental disclosures of cash flow information, cash paid:

Interest payments	6,824	6,824
Income tax expense	6	6

Supplemental disclosures of cash flow information, non-cash transactions:

Proceeds from exercise of stock options applied to accounts payable		16
Issuance of warrants to subordinated debt holders	1,087	1,301
Stock issued in connection with services and for interest on debt	229	-
Repurchase of common stock on revolver loan advance	7,479	-
Exercise of conversion feature on note to equity	-	47

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

18. Subsequent Events

Subordinated Notes

On January 1, 2016, the two accredited investors Subordinated Notes’ maturity was extended until the earlier of (i) June 30, 2016; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 113 thousand in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

Third Eye Capital Amendment

On February 9, 2016, Third Eye Capital and Company agreed to a Promissory Note in the amount of $0.3 million in connection with the Note Purchase Agreement to use the agreed proceeds from the Promissory Note as operating expenses in consideration of any grants or credits received from any government agencies for milo usage and to enter into an Amendment No. 12 as described below.

On March 21, 2016, Third Eye Capital agreed to Amendment No. 12 to the Note Purchase Agreement to: (i) extend the maturity date of the Notes to April 1, 2017 and to allow for the extension of the maturity date of the Notes to April 1, 2018, at the Company’s election, for an extension fee of 5% of the then outstanding Notes, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2015, (iii) provide that such covenant need not be complied with for the fiscal quarters ending March 31, June 30 and September 30, 2016, (iv) revise the Keyes Plant market value to note indebtedness ratio to 65%, (v) add a covenant that the Company shall have received I-924 approval from the US Citizenship and Immigration Services for additional EB-5 Program financing of at least $35 million by June 1, 2016 and (vi) increase the basket for all costs and expenses that may be reimbursed to directors of the Company and its affiliates to $300,000 in any given fiscal year.  As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $1.5 million to be added to the outstanding principal balance of the Revolving Credit Facility, and to deliver a binding letter of intent from Aemetis Advanced Fuels Goodland, Inc. to acquire the plant, property and equipment located in Goodland, Kansas and previously owned by New Goodland Energy Center for $15,000,000 in assumed debt.  We will evaluate the amendment of the Notes and will determine accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

19.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. During 2015, the Company has been reliant on their senior secured lender and EB-5 notes to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender.  Management’s plans for the Company include:

●	Operating the Keyes plant;
●	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant when economical;
●	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $12.5 million of additional EB-5 notes at 3% interest rate;
●	Refinancing the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant;
●	Restructuring or refinancing the State Bank of India note to allow for additional working capital and reduce current financing costs; and
●	Securing higher volumes of shipments from the Kakinada, India biodiesel and refined glycerin facility; and
●	Offering our common stock by the ATM Registration Statement

Management believes that through the above mentioned actions it will be able to fund company operations and continue to operate the secured assets for the foreseeable future. There can be no assurance that the existing credit facilities and cash from operations will be sufficient or that the Company will be successful at maintaining adequate relationships with the senior lenders or significant shareholders. Should the Company require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ERIC A. MCAFEE	Chairman/Chief Executive Officer	March 28, 2016
Eric A. McAfee	(Principal Executive Officer and Director)

/s/Todd Waltz	Chief Financial Officer	March 28, 2016
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ Francis Barton	Director	March 28, 2016
Fran Barton

/s/ John R. Block	Director	March 28, 2016
John R. Block

/s/ Dr. Steven Hutcheson	Director	March 28, 2016
Dr. Steven Hutcheson

/s/ Harold Sorgenti	Director	March 28, 2016
Harold Sorgenti