Form 10-Q
period 2016-03-31
AEMETIS, INC
filed 2016-05-12
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
OR
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
Large accelerated filer        Accelerated filer         Non-accelerated filer      Smaller reporting company   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares outstanding of the registrant’s Common Stock on May 2, 2016 was 19,739,354 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2016

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

iii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	March 31, 2016	December 31, 2015
Assets	(Unadudited)
Current assets:
Cash and cash equivalents	$325	$283
Accounts receivable	955	1,166
Inventories	2,763	4,804
Prepaid expenses	527	527
Other current assets	1,754	1,222
Total current assets	6,324	8,002

Property, plant and equipment, net	69,791	70,718
Intangible assets, net of accumulated amortization of $364 and $344, respectively	1,360	1,380
Other assets	3,058	3,041
Total assets	$80,533	$83,141

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$8,122	$10,183
Current portion of long term debt	4,725	5,607
Short term borrowings	7,167	6,340
Mandatorily redeemable Series B convertible preferred stock	2,767	2,742
Other current liabilities	5,017	4,425
Total current liabilities	27,798	29,297

Long term liabilities:
Senior secured notes	64,474	60,925
EB-5 notes	22,500	22,500
Long term subordinated debt	5,561	5,523
Other long term liabilities	168	190
Total long term liabilities	92,703	89,138

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,328 and 1,398 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,984 and $4,194, respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 19,739 and 19,619 shares issued and outstanding, respectively	20	20
Additional paid-in capital	82,560	82,115
Accumulated deficit	(119,364)	(114,251)
Accumulated other comprehensive loss	(3,185)	(3,179)
Total stockholders' deficit	(39,968)	(35,294)
Total liabilities and stockholders' deficit	$80,533	$83,141

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended March 31,
	2016	2015
Revenues	$33,326	$34,726

Cost of goods sold	31,240	34,954

Gross profit (loss)	2,086	(228)

Research and development expenses	97	109
Selling, general and administrative expenses	2,999	3,634

Operating loss	(1,010)	(3,971)

Other income (expense)

Interest expense
Interest rate expense	(2,678)	(2,546)
Amortization expense	(1,355)	(1,723)
Loss on debt extinguishment	-	(330)
Other expense	(64)	(67)

Loss before income taxes	(5,107)	(8,637)

Income tax expense	(6)	(6)

Net loss	$(5,113)	$(8,643)

Other comprehensive income (loss)
Foreign currency translation adjustment	(6)	38
Comprehensive loss	$(5,119)	$(8,605)

Net loss per common share
Basic	$(0.26)	$(0.42)
Diluted	$(0.26)	$(0.42)

Weighted average shares outstanding
Basic	19,648	20,595
Diluted	19,648	20,595

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the three months ended March 31,
	2016	2015
Operating activities:
Net loss	$(5,113)	$(8,643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activitites:
Share-based compensation	117	153
Depreciation	1,175	1,195
Debt related amortization expense	1,355	1,723
Intangibles and other amortization expense	32	32
Change in fair value of warrant liability	16	(29)
Loss on extinguishment of debt	-	330

Changes in operating assets and liabilities:
Accounts receivable	210	(385)
Inventories	2,003	(117)
Prepaid expenses	-	490
Other current assets and other assets	(578)	19
Accounts payable	(1,948)	560
Accrued interest expense and fees, net of payments	2,947	2,421
Other liabilities	501	563
Net cash provided by (used in) operating activities	717	(1,688)

Investing activities:
Capital expenditures	(308)	(14)
Net cash used in investing activities	(308)	(14)

Financing activities:
Proceeds from borrowings	777	20,032
Repayments of borrowings	(1,143)	(13,173)
Issuance of common stock for services, option and warrant exercises	-	21
Net cash provided by (used in) financing activities	(366)	6,880

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net cash and cash equivalents increase for period	42	5,177
Cash and cash equivalents at beginning of period	283	332
Cash and cash equivalents at end of period	$325	$5,509
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$86	$141
Income tax expense	6	6
Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	-	21
Issuance of warrants to subordinated debt holders	328	668
Repurchase of common stock on revolver loan advance	-	5,522
Settlement of accounts payable through transfer of equipment	66	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

1.         Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc. (formerly AE Biofuels, Inc.), a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or “the Company”):

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

We are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.  We own and operate the Keyes plant, California where we manufacture and produce ethanol, Wet Distiller’s Grain (WDG), Condensed Distillers Solubles (CDS) and distillers’ corn oil and the Kakinada plant, India where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin.  In September 2013, we received approval by the U.S. Environmental Protection Agency (U.S. EPA) to produce ethanol using grain sorghum (milo) and biogas as well as approval for the Keyes plant to use existing combined heat and power systems to generate higher value advanced biofuel RINs.  In addition, we are continuing to research the viability of commercializing our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals and our integrated starch cellulose technology, which would enable us to produce ethanol from non-food feedstock.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of March 31, 2016, the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, and the consolidated condensed statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The consolidated condensed balance sheet as of December 31, 2015 was derived from the 2015 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2015 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three months ended March 31, 2016 and 2015 have been prepared on the same basis as the audited consolidated statements as of December 31, 2015 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Cost of Goods Sold. Cost of goods sold includes those costs directly associated with the production of revenues, such as raw material consumed, factory overhead and other direct production costs.  During periods of idle plant capacity, costs otherwise charged to cost of goods sold are reclassified to selling, general and administrative expense.

Accounts Receivable.  The Company sells ethanol, WDG, corn syrup and corn oil through third-party marketing arrangements generally without requiring collateral.  The Company sells biodiesel, glycerin and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer.  Accounts receivable consists of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of the allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate additional allowances may be required. There is no balance for allowance for doubtful accounts at March 31, 2016 and December 31, 2015.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Inventories. Ethanol inventory, raw materials, and work-in-process are valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value (NRV).  Distillers’ grains and related products are stated at NRV.  In the valuation of inventories, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the biodiesel plant in India. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Accounting Standards Codification (ASC) Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value.

Basic and Diluted Net Income (Loss) per Share.  Basic income (loss) per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net losses for the three months ended March 31, 2016 and 2015, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of March 31, 2016 and 2015:

	As of
	March 31, 2016	March 31, 2015

Series B preferred (1:10 post split basis)	133	156
Common stock options and warrants	1,316	1,251
Debt with conversion feature at $30 per share of common stock	801	635
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	2,250	2,042

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

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiary that operates in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates. Gains and losses from other foreign currency transactions are recorded in other income (expense).

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

The “North America” operating segment includes the Company’s 60 million gallons per year capacity Keyes plant in Keyes, California and its research facilities in College Park, Maryland.

The “India” operating segment encompasses the Company’s 50 million gallon per year capacity biodiesel plant in Kakinada, India, its administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents,  accounts receivable and accounts payable approximate their estimated fair values due to the short-term maturities of those financial instruments. These financial instruments are considered Level 1 measurements under the fair value hierarchy. Due to the unique terms of our notes payable and lines of credit and the financial condition of the Company, the fair value of the debt is not readily determinable and outside valuation experts are used to estimate the discount rate using the similar instruments in case of application of extinguishment accounting.

Share-Based Compensation. The Company recognizes share-based compensation expense in accordance with ASC 718 Stock Compensation, requiring the Company to recognize expense related to the estimated fair value of the Company’s share-based compensation awards at the time the awards are granted adjusted to reflect only those shares that are expected to vest.

Commitments and Contingencies. The Company records and/or discloses commitments and contingencies in accordance with ASC 450 Contingencies.  ASC 450 applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.

Debt Modification Accounting. The Company evaluates amendments to its debt in accordance with ASC 470-50 Debt – Modification and Extinguishments for modification and extinguishment accounting.  This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances where the net present value of future cash flows changed more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

2.           Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015

Raw Materials	$959	1,219
Work-in-progress	1,293	1,807
Finished Goods	511	1,778
Total inventories	$2,763	4,804

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2016	December 31, 2015
Land	$2,727	$2,727
Plant and buildings	81,834	81,821
Furniture and fixtures	497	494
Machinery and equipment	4,129	4,052
Construction in progress	266	147
Total gross property, plant & equipment	89,453	89,241
Less accumulated depreciation	(19,662)	(18,523)
Total net property, plant & equipment	$69,791	$70,718

Depreciation on the components of the property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery & equipment	5 - 7
Furniture & fixtures	3 - 5

For the three months ended March 31, 2016 and March 31, 2015, the Company recorded depreciation expense of $1.2 million for each period respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there were no triggering events on the long-lived assets during the three months ended March 31, 2016.

4.         Debt

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	March 31, 2016	December 31, 2015
Third Eye Capital term notes	$6,229	$6,269
Third Eye Capital revolving credit facility	29,630	25,870
Third Eye Capital revenue participation term notes	10,458	10,526
Third Eye Capital acquisition term notes	18,157	18,260
Cilion shareholder seller notes payable	5,561	5,523
State Bank of India secured term loan	3,182	4,200
Subordinated notes	6,459	6,340
EB-5 long term promissory notes	24,043	23,907
Unsecured working capital loans	708	-
Total debt	104,427	100,895
Less current portion of debt	11,892	11,947
Total long term debt	$92,535	$88,948

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (“Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as the “Notes”). The Notes mature on April 1, 2017.

On March 21, 2016, Third Eye Capital agreed to Amendment No. 12 to the Note Purchase Agreement to: (i) extend the maturity date of the Notes to April 1, 2017 in exchange for a 5% extension fee consisting of adding a $3.1 million  to the outstanding principal balance of the Revolving Credit Facility and to allow for the further extension of the maturity date of the Notes to April 1, 2018, at the Company’s election, for an additional extension fee of 5% of the then outstanding Notes, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2015, (iii) provide that such covenant need not be complied with for the fiscal quarters ending March 31, June 30 and September 30, 2016, (iv) revise the Keyes Plant market value to note indebtedness ratio to 70%, (v) add a covenant that the Company shall have received I-924 approval from the U.S. Citizenship and Immigration Services (USCIS) for additional EB-5 Program financing of at least $35 million by June 1, 2016 and (vi) increase the basket for all costs and expenses that may be reimbursed to directors of the Company and its affiliates to $0.3 million in any given fiscal year.  As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $1.5 million to be added to the outstanding principal balance of the Revolving Credit Facility, and to deliver a binding letter of intent from Aemetis Advanced Fuels Goodland, Inc. to acquire the plant, property and equipment located in Goodland, Kansas and previously owned by New Goodland Energy Center for $15,000,000 in assumed debt.  In addition, a Promissory Note dated February 9, 2016 for $0.3 million was added to the outstanding principal balance of the Revolving Credit Facility as part of the Amendment No. 12.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Terms of Third Eye Capital Notes

A.
Term Notes.  As of March 31, 2016, the Company had $6.2 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.5 million.  The Term Notes mature on April 1, 2017.  Interest on the Term Notes accrues at 14% per annum.

B.
Revolving Credit Facility.  The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17.25% as of March 31, 2016) payable monthly in arrears.  The Revolving Credit Facility matures on April 1, 2017. As of March 31, 2016, AAFK had $29.6 million in principal and interest outstanding, net of unamortized debt issuance costs of $2.0 million on the Revolving Credit Facility.

C.
Revenue Participation Term Note.  The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2017. As of March 31, 2016, AAFK had $10.5 million in principal and interest outstanding, net of unamortized discounts of $0.8 million, on the Revenue Participation Term Note.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14.25% per annum as of March 31, 2016) and mature on April 1, 2017. As of March 31, 2016, Aemetis Facility Keyes, Inc. had $18.2 million in principal and interest outstanding, net of unamortized discounts of $1.2 million, on the Acquisition Term Notes.

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

Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full.  As of March 31, 2016, Aemetis Facility Keyes, Inc. had $5.6 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

State Bank of India secured term loan.  On June 26, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6.0 million.  The term loan is secured by UBPL’s assets, consisting of the biodiesel plant and land in Kakinada.

On August 22, 2015, UBPL received from the State Bank of India, a One Time Settlement Sanction Letter allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days, after which the interest rate is payable at the rate of 2% above the base rate of the Reserve Bank of India and certain releases by both parties. (11.3% per annum as of March 31, 2016). Upon performance under the agreement, including the payment of all stipulated amounts, UBPL will receive relief for prior accrued interest in the amount of approximately $2.1 million. We paid the first payment under the settlement on August 23, 2015, the second payment under the settlement on October 22, 2015 and the third payment under the settlement on March 27, 2016. The final payment under the settlement is due in August 2016.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

As of March 31, 2016, the State Bank of India loan had $3.2 million in principal and accrued interest outstanding.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $0.9 million and $2.5 million in original notes to the investors (the “Subordinated Notes”). The Subordinated Notes generally have a six month maturity "which historically has been extended for additional 6 month terms" by adding a 10% fee on the original principal of the Subordinated Notes and by issuing warrants exercisable at $0.01 with a two year exercise period. Interest is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Sub Notes until all loans made by Third Eye Capital to AAFK are paid in full.

 On January 1, 2016, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) June 30, 2016; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated these notes and applied modification accounting.

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

At March 31, 2016 and December 31, 2015, the Company owed, in aggregate, subordinated notes in the amount of $6.5 million and $6.3 million in principal and interest outstanding, net of unamortized issuance and fair value discounts of $0.4 million and none, respectively.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make investments in the Keyes plant in investment increments of $0.5 million. The Company sold notes in the amount of $23.5 million since the program started in 2012 to 2015. The escrow account holds an additional $12.0 million representing 24 investors.  The availability of the remaining $12.5 million (including the $12.0 million in escrow) will be determined by the ability of Advanced BioEnergy, LP to attract the last qualified investor, and for the USCIS to approve those investors who have made escrow deposits. As of March 31, 2016, $23.5 million in principal and $0.5 million in accrued interest remained outstanding on the notes.

Unsecured working capital loans.  In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad”).  Under this agreement, Secunderabad agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad of fifteen percent (15%).  In return, the Company agreed to pay Secunderabad an amount equal to 30% of the plant’s monthly net operating profit.  In the event that the Company’s biodiesel facility operates at a loss, Secunderabad owes the Company 30% of the losses.  The agreement can be terminated by either party at any time without penalty. On January 1, 2016, Secunderabad suspended the borrowing of any funds provided under the agreement to buy feedstock until such time as the commodity prices are lower.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

During the three months ended March 31, 2016 and 2015, the Company made principal and interest payments to Secunderabad of approximately $0.1 million and $0.7 million, respectively, under the agreement for working capital funding.  At March 31, 2016 and December 31, 2015, the Company had approximately $0.7 million and none outstanding under this agreement, respectively.

Scheduled debt repayments for loan obligations follow:

Three months ended March 31,	Debt Repayments
2016	$12,243
2017	71,467
2018	20,500
2019	5,061
Total debt	109,271
Discounts	(4,844)
Total debt, net of discounts	$104,427

5.      Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 1.9 million shares of common stock under its Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together, the “Company Stock Plans”), which includes both incentive and non-statutory stock options. These options generally expire five to ten years from the date of grant with a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment.

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. As of March 31, 2016, all options are vested and 89 thousand options are outstanding.

Inducement Equity Plan Options

In March 2015, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100 thousand non-statutory stock options to purchase common stock.  As of March 31, 2016, 25 thousand options were outstanding.

The following is a summary of options granted under the all above stock plans:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2015	95	980	$5.76
Authorized	655	-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	32	(32)	4.03
Balance as of March 31, 2016	782	948	$5.82

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

For the three months ended March 31, 2016 and 2015, the Company recorded stock compensation expense in the amount of $117 thousand and $152 thousand, respectively.

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

There were no options granted during the three months ended March 31, 2016.

As of March 31, 2016, the Company had $471 thousand of total unrecognized compensation expense for employees which the Company will amortize over the 1.9 years of weighted remaining term.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

6.           Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, we agreed to procure whole yellow corn and milo primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2016 and is automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchasers designated by the Company and all WDG and corn oil to A.L. Gilbert. Our relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for the Keyes plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital Agreements during the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015
Ethanol sales	$20,251	$22,612
Wet distiller's grains sales	5,175	7,350
Corn oil sales	707	865
Corn/milo purchases	21,353	25,959
Accounts receivable	302	333
Accounts payable	1,391	1,743

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A. L. Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements with Kinergy Marketing and with A.L. Gilbert mature on August 31, 2016 and on December 31, 2016, respectively, each with automatic one-year renewals thereafter.  For the three months ended March 31, 2016 and 2015, the Company expensed marketing costs of $0.5 million and $0.6 million, respectively, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Agreement.

7.          Segment Information

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Summarized financial information by reportable segment for the three months ended March 31, 2016 and 2015 follows:

	For the three months ended March 31,
	2016	2015
Revenues
North America	$28,052	$33,207
India	5,274	1,519
Total revenues	$33,326	$34,726

Cost of goods sold
North America	$26,159	$33,369
India	5,081	1,585
Total cost of goods sold	$31,240	$34,954

Gross profit (loss)
North America	$1,893	$(162)
India	193	(66)
Total gross profit (loss)	$2,086	$(228)

North America: During the three months ended March 31, 2016, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, corn oil and WDG to J.D. Heiskell accounted for 93% of the Company’s North America segment revenues for the three months ended March 31, 2016.

During the three months ended March 31, 2015, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, corn oil and WDG to J.D. Heiskell accounted for 93% of the Company’s North America segment revenues for the three months ended March 31, 2015.

India. During the three months ended March 31, 2016, one customer in biodiesel accounted for 53%, and no customer in refined glycerin accounted for more than 10%, of the consolidated India segment revenues.  During the three months ended March 31, 2015, two customers in biodiesel accounted for 15% and 14%, and one customer in refined glycerin accounted for 15%, of the consolidated India segment revenues.

Total assets by segment consist of the following:

	As of
	March 31,	December 31,
	2016	2015

North America	$69,398	$69,165
India	11,135	13,976
Total Assets	$80,533	$83,141

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

8.         Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, amounts of $360 thousand each in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of March 31, 2016 and December 31, 2015.  For the three months ended March 31, 2016 and 2015, the Company expensed $22 thousand and $27 thousand, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities. The Company prepaid $150 thousand to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of March 31, 2016, $138 thousand remained as a prepaid expense.

9.         Subsequent Events

Agreement and Plan of Merger

On April 29, 2016 the company entered into a definitive agreement under which it will acquire all of Edeniq’s outstanding shares in a stock plus cash merger transaction.  Under the terms of the agreement, the company expects to issue between one and two million shares of its common stock (depending on whether Edeniq stockholders elect to receive part of their consideration in cash or stock) plus cash to be paid over the next 5 years in an amount of up to $20 million (up to $18 million if Edeniq stockholders elect all stock consideration) in exchange for all of the issued and outstanding shares of Edeniq.  Upon completion of the transaction, Edeniq will operate as a wholly-owned subsidiary of the company. The closing of the transaction is expected to occur during the second quarter, and is subject to customary closing conditions and approvals, including the approval of Edeniq’s shareholders and the closing of financing by the company to refinance certain liabilities of Edeniq that exist prior to closing.

10.      Management’s Plans

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. The Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender.  Management’s plans for the Company include:

•	Operating the Keyes plant;
•	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant when economical;
•	Attracting investors to financing arrangements including working with Advanced BioEnergy LP to issue up to $12.5 million of additional EB-5 notes at 3% interest rate;
•	Refinancing the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant;
•	Restructuring or refinancing the State Bank of India note to allow for additional working capital and reduce current financing costs;
•	Securing higher volumes of shipments from the Kakinada, India biodiesel and refined glycerin facility; and
•	Offering our common stock by the ATM Registration Statement.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2016 to the three months ended March 31, 2015.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

We are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.  We own and operate the Keyes plant where we manufacture and produce ethanol, wet distillers grain (WDG), condensed distillers solubles (CDS) and distillers’ corn oil and the Kakinada plant where we manufacture and produce fatty acid methyl ester (biodiesel), crude and refined glycerin.  In September 2013, we received approval by the U.S. EPA to produce ethanol using grain sorghum (milo) and biogas as well as approval for the Keyes plant to use existing combined heat and power systems to generate higher value advanced biofuel Renewable Identification Numbers (RINs).  In addition, we are continuing to research the viability of commercializing our microbial technology, which would enable us to produce renewable industrial biofuels and biochemicals, and our integrated starch-cellulose technology, which would enable us to produce ethanol from non-food feedstock.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Three Months Ended March 31 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$28,052	$33,207	$(5,155)	-16%
India	5,274	1,519	3,755	247%

Total	$33,326	$34,726	$(1,400)	-4%

North America.  For the three months ended March 31, 2016, we generated 75% of our revenues from sales of ethanol, 22% from sales of WDG, and 3% from sales of corn oil and syrup.  During the three months ended March 31, 2016 plant production averaged 93% of the 55 million gallon per year nameplate capacity. The decrease in revenues during the three months ended March 31, 2016 was due to a 10% decrease in gallons of ethanol sold to 12.8 million gallons compared to 14.2 million gallons in the three months ended March 31, 2015 and a decrease in the average price of ethanol by 1% to $1.65 per gallon in the three months ended March 31, 2016 compared to $1.67 per gallon during the three months ended March 31, 2015. In addition, the average price of WDG decreased 22% to $71 per ton compared to $90 per ton in the three months ended March 31, 2015 and the WDG sales volume decreased 6% to 88 thousand tons during the three months ended March 31, 2016 compared to 94 thousand tons in the three months ended March 31, 2015.

India.  The increase in revenues in the India segment reflects an increase in sales into the domestic market as a result of policy changes by the Indian government on the sale of transportation fuel to bulk sale customers during 2015. The increase in revenues was primarily attributable to a 731% increase in sales volume by to 6,750 tons of biodiesel in the three months ended March 31, 2016 compared to 812 tons in the three months ended March 31, 2015, partially offset by a 33% decrease in average price to $663 per metric ton compared to $986 per metric ton of biodiesel in the three months ended March 31, 2015. In addition, the refined glycerin sales volume increased by 33% to 1,408 metric tons in the three months ended March 31, 2016 compared to 1,059 metric tons in the three months ended March 31, 2015, partially by a 16% decrease in the average per metric ton to $568 in the three months ended March 31, 2016 compared to $679 per metric ton in the three months ended March 31, 2015. For the three months ended March 31, 2016, we generated 85% of sales from methyl ester/biodiesel and 15% of sales from refined glycerin compared to 53% of sales from methyl ester/biodiesel and 47% of sales from refined glycerin for the three months ended March 31, 2015.

Cost of Goods Sold

Three Months Ended March 31 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$26,159	$33,369	$(7,210)	-22%
India	5,081	1,585	3,496	221%

Total	$31,240	$34,954	$(3,714)	-11%

North America.  We ground 4.5 million bushels of corn and milo during the three months ended March 31, 2016 compared to 5.0 million bushels of corn during the three months ended March 31, 2015. Our cost of feedstock per bushel decreased by 14% to $4.46 average per bushel during the three months ended March 31, 2016 compared to $5.20 per bushel in the three months ended March 31, 2015.

India.  The increase in costs of goods sold was attributable to the increase in revenues from the sales of biodiesel and glycerin. In addition, the average feedstock costs for biodiesel increased by 5% to $539 per metric ton for the three months ended March 31, 2016, compared to $515 per metric ton for the three months ended March 31, 2015. The average feedstock costs for refined glycerin also increased by 24% to $430 per metric ton for the three months ended March 31, 2016 compared to $347 per metric ton for the three months ended March 31, 2015.

Gross Profit (loss)

Three Months Ended March 31 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$1,893	$(162)	$2,055	1269%
India	193	(66)	259	392%

Total	$2,086	$(228)	$2,314	1015%

North America.  Gross profit increased by 1269% in the three months ended March 31, 2016 due to decrease in average price of corn/milo by 14 % to $4.46 per bushel in the three months ended March 31, 2016 compared to $5.20 per bushel in the three months ended March 31, 2015.

India.  The increase of 392% in gross profit was attributable to the increase of 336% in overall sales volume offset by decrease in overall average sales price by 20%.

Operating Expenses

R&D

Three Months Ended March 31 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$97	$109	$(12)	-11%
India	-	-	-	-

Total	$97	$109	$(12)	-11%

The R&D expense in our North America segment was consistent for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended March 31 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$2,478	$3,410	$(932)	-27%
India	521	224	297	133%

Total	$2,999	$3,634	$(635)	-17%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the three months ended March 31, 2016 decreased to 9% as compared to 10% in the corresponding period of 2015. The decrease in SG&A expenses for the three months ended March 31, 2016 was due to a decrease in financial and consultant advisory services of $0.8 million and a $0.1 million decrease in salaries and other miscellaneous items.

India.  SG&A expenses as a percentage of revenue in the three months ended March 31, 2016 decreased to 10% as compared to 15% in the corresponding period of 2015. The increase in the dollar amount was due to an increase in operational support charges of $0.2 million and salaries, maintenance, and marketing costs of $0.1 million.

Other Income and Expense

Three Months Ended March 31 (in thousands)

Other (income)/expense
	2016	2015	Inc/(dec)	% change
North America
Interest expense	$2,614	$2,284	$330	14%
Amortization expense	1,355	1,723	(368)	-21%
Loss on debt extinguishment	-	330	(330)	-100%
Other (income) expense	92	131	(39)	-30%
		-
India		-
Interest expense	64	262	(198)	-76%
Other (income)	(28)	(64)	36	56%

Total	$4,097	$4,666	$(569)	-12%

Other (Income)/Expense.  Other (income) expense consisted primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company, our subsidiaries Universal Biofuels Pvt. Ltd. (UBPL), International Biofuels, Inc., Aemetis Advanced Fuels Keyes, Inc., Aemetis Facilities Keyes, Aemetis Technologies and AE Advanced Fuels and interest accrued on the judgments obtained by Cordillera Fund. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense and the difference in fair value is amortized. In addition, the other (income)/expense consist of scrap sales from UBPL and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was higher in the three months ended March 31, 2016 due to the net increase in outstanding debt of $12.0 million compared to the three months ended March 31, 2015. Amortization expense in the three months ended March 31, 2016 decreased due to debt issuance costs present during the prior period becoming fully amortized in 2015. There are no debt extinguishment costs in 2016 as debt modification accounting applied to subordinated debt maturity extensions compared to 2015 where the debt extinguishment accounting applied on subordinated debt maturity extensions. The decrease in other income was due to recognition of expense of fee to McAfee Capital for guarantees on senior debt in the three months ended March 31, 2016 compared to the guarantee fees added from Amendment No. 8 to the Note Purchase Agreement and were not fully amortized in the three months ended March 31, 2015.

India.  Interest expense decreased as a result of principal and interest payments of $1.0 and $0.1 million for the State Bank of India term loan and the Secunderabad Oil Limited working capital loan respectively during the three months ended March 31, 2016. The decrease in other income was caused primarily by smaller foreign exchange losses in the three months ended March 31, 2016.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.3 million at March 31, 2016, of which $0.1 million was held in our North American entities and $0.2 million was held in our Indian subsidiary. Our current ratio at March 31, 2016 was 0.23 compared to a current ratio of 0.27 at December 31, 2015.  We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$325	$283
Current assets (including cash, cash equivalents, and deposits)	6,324	8,002
Current and long term liabilities (excluding current & long term debt)	16,074	17,540
Current & long term debt	104,427	100,895

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of March 31, 2016, funding from EB-5 program was not released to Aemetis’s subsidiary, AE Advanced Fuels, Inc.; the EB-5 escrow account is holding funds from 24 investors pending approval by the USCIS. These funds represent $12.0 million of funding that is expected to be released from the escrow account in by mid-2016. Our principal uses of cash have been to service indebtedness and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Note 5.Notes Payable of the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Ethanol prices have declined significantly, reducing our profitability. We operate in a volatile market in which we have little control over the major components of production costs and product revenues.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, corn oil, CDS, biodiesel, waste fats and oils, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant, (ii) continuing to incorporate lower-cost non-food advanced biofuels feedstock at the Keyes plant when economical, thereby increasing operating margins, (iii) selling additional EB-5 Notes, (iv) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (v)  securing higher volumes of sales from the Kakinada plant, (vi) continuing to expand the domestic India markets, (vii) using the availability on the existing working capital credit line, and (viii) sales of common stock under the ATM registration statement, we will be able to obtain the liquidity necessary to fund company operations for the foreseeable future. However, there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

At March 31, 2016, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $64.5 million.  The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2017; provided, however, that pursuant to Amendment No. 12, dated March 21, 2016, we have the right to extend the maturity date of the Notes to April 1, 2018 upon notice and payment of a 5% extension fee. We intend to pay the Notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.

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

We also rely on our working capital lines with J.D. Heiskell in California and Secunderabad, in India to fund our commercial arrangements for the acquisitions of feedstock.  J.D. Heiskell currently provides us with working capital for the Keyes plant and Secunderabad currently provides us with working capital for the Kakinada plant.  The ability of both J.D. Heiskell and Secunderabad to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

During the three months ended March 31, 2016, current and long term debt increased $3.5 million primarily due to (i) accrued interest of $2.6 million, (ii) $1.5 million waiver fee, $3.1 million maturity date extension fee, and $0.3 million drawn on the promissory note for operations from our senior lender, (iii) $0.3 million in subordinated debt extension fees, and (iv) $0.8 million drawn to pay the third payment under the State Bank of India a One Time Settlement Sanction letter from the Secunderabad Oil Limited working capital loan.  The increase in current and long term debt was partially offset by decreases due to: (i) $1.0 million and $0.1 million of principal payments to the State Bank of India loan and Secunderabad working capital loan in India, (ii) payments of interest of $0.1 million, and (iii) $3.9 million in discount issuance costs to be amortized. Current assets decreased by $1.7 million primarily due to a (i) $2.0 million decrease in inventories and (ii) $0.2 million decrease in accounts receivable, partially offset by a $0.6 million increase in other assets.

Net cash provided by operating activities during the three months ended March 31, 2016 was $0.7 million consisting of non-cash charges of $2.7 million, net changes in operating assets and liabilities of $3.1 million, and net loss of $5.1 million. The non-cash charges consisted of: (i) $1.4 million in amortization of debt issuance costs and patents, (ii) $1.2 million in depreciation expenses, and (iii) $0.1 million in stock-based compensation expense. Net changes in operating assets and liabilities consisted primarily of decreases in accounts receivable of $0.2 million, inventory of $2.0 million, and accounts payable of $1.9 million, partially offset by increases in other liabilities of $0.5 million, other assets of $0.6 million and accrued interest of $2.9 million.

Cash used by investing activities was $0.3 million primarily consisting of capitalizing the asset improvements in India plant.

Cash used by financing activities was $0.4 million primarily consisting of payments in principal and interest on State Bank India term loans of $1.2 million partially offset by borrowings of $0.8 million.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, and debt modification and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our 2015 annual report.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our CEO and CFO concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of the effectiveness of controls in future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.                 Legal Proceedings

On March 10, 2011, UBPL, our India operating subsidiary, received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008. The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate. The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period.  On August 22, 2015, UBPL received a One Time Settlement Sanction Letter from the State Bank of India allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days after which the interest rate is payable at a rate of 2% above the base rate of Reserve Bank of India and certain releases by both parties. Upon performance under the agreement, including the payment of all stipulated amounts, UBPL will receive relief for prior accrued interest in the amount of approximately $2.1 million.

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

Item 1A.                 Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 28, 2016.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2016, we issued 113 thousand shares of our common stock to two subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3.                 Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2016.

Item 4.                 Mine Safety Disclosures.

None

Item 5.                 Other Information.

None

Item 6.	Exhibits.

3.1	Amended and Restated Articles of Incorporation filed on April 27, 2016.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2016

AEMETIS, INC.

By:	/s/ TODD WALTZ
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2016