Form 10-Q
period 2016-06-30
AEMETIS, INC
filed 2016-08-11
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer   ☐     Accelerated filer   ☐      Non-accelerated filer   ☐   Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The number of shares outstanding of the registrant’s Common Stock on August 5, 2016 was 19,858,182 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2016

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

iii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	June 30, 2016	December 31, 2015
Assets	(Unadudited)
Current assets:
Cash and cash equivalents	$591	$283
Accounts receivable	684	1,166
Inventories	3,070	4,804
Prepaid expenses	408	527
Other current assets	2,756	1,222
Total current assets	7,509	8,002

Property, plant and equipment, net	68,524	70,718
Intangible assets, net of accumulated amortization of $384 and $344, respectively	1,340	1,380
Other assets	3,084	3,041
Total assets	$80,457	$83,141

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,903	$10,183
Current portion of long term debt	4,815	5,607
Short term borrowings	9,945	6,340
Mandatorily redeemable Series B convertible preferred stock	2,792	2,742
Other current liabilities	5,248	4,425
Total current liabilities	29,703	29,297

Long term liabilities:
Senior secured notes	67,277	60,925
EB-5 notes	22,500	22,500
Long term subordinated debt	5,598	5,523
Other long term liabilities	146	190
Total long term liabilities	95,521	89,138

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,328 and 1,398 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,984 and $4,194, respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 19,745 and 19,619 shares issued and outstanding, respectively	20	20
Additional paid-in capital	82,844	82,115
Accumulated deficit	(124,347)	(114,251)
Accumulated other comprehensive loss	(3,285)	(3,179)
Total stockholders' deficit	(44,767)	(35,294)

Total liabilities and stockholders' deficit	$80,457	$83,141

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues	$33,059	$38,067	$66,385	$72,793

Cost of goods sold	31,115	36,118	62,355	71,072

Gross profit	1,944	1,949	4,030	1,721

Research and development expenses	106	104	203	213
Selling, general and administrative expenses	2,902	3,148	5,901	6,782

Operating loss	(1,064)	(1,303)	(2,074)	(5,274)

Other income (expense)
Interest expense
Interest rate expense	(2,955)	(2,485)	(5,633)	(5,031)
Amortization expense	(1,489)	(2,405)	(2,844)	(4,128)
Loss on debt extinguishment	-	-	-	(330)
Other income (expense)	525	(94)	461	(161)

Loss before income taxes	(4,983)	(6,287)	(10,090)	(14,924)

Income tax expense	-	-	(6)	(6)

Net loss	$(4,983)	$(6,287)	$(10,096)	$(14,930)

Other comprehensive loss
Foreign currency translation adjustment	(100)	(84)	(106)	(46)
Comprehensive loss	$(5,083)	$(6,371)	$(10,202)	$(14,976)

Net loss per common share
Basic	$(0.25)	$(0.32)	$(0.51)	$(0.74)
Diluted	$(0.25)	$(0.32)	$(0.51)	$(0.74)

Weighted average shares outstanding
Basic	19,741	19,590	19,695	20,090
Diluted	19,741	19,590	19,695	20,090

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the six months ended June 30,
	2016	2015
Operating activities:
Net loss	$(10,096)	$(14,930)
Adjustments to reconcile net loss to net cash used in operating activitites:
Share-based compensation	401	533
Stock issued in connection with consultant services	-	204
Depreciation	2,353	2,388
Debt related amortization expense	2,844	4,128
Intangibles and other amortization expense	63	64
Change in fair value of warrant liability	12	(41)
Loss on extinguishment of debt	-	330

Changes in operating assets and liabilities:
Accounts receivable	472	(888)
Inventories	1,682	(963)
Prepaid expenses	118	431
Other current assets and other assets	(1,624)	(98)
Accounts payable	(3,141)	(78)
Accrued interest expense and fees, net of payments	5,243	4,799
Other liabilities	766	592
Net cash used in operating activities	(907)	(3,529)

Investing activities:
Capital expenditures	(400)	(15)
Net cash used in investing activities	(400)	(15)

Financing activities:
Proceeds from borrowings	4,006	25,459
Repayments of borrowings	(2,310)	(18,939)
Issuance of common stock for services, option and warrant exercises	-	21
Net cash provided by financing activities	1,696	6,541

Effect of exchange rate changes on cash and cash equivalents	(81)	(4)
Net cash and cash equivalents increase for period	308	2,993
Cash and cash equivalents at beginning of period	283	332
Cash and cash equivalents at end of period	$591	$3,325
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$542	$245
Income tax expense	6	6

Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	-	21
Issuance of warrants to subordinated debt holders	328	668
Repurchase of common stock on revolver loan advance	-	7,818
Stock issued in connection with services	-	204
Settlement of accounts payable through transfer of equipment	66	-

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

We are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol production facility (Keyes plant) in California’s Central Valley where we manufacture and produce ethanol, Wet Distiller’s Grain (WDG), Condensed Distillers Solubles (CDS) and distillers’ corn oil and a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India  (Kakinada plant), where we manufacture and produce high quality distilled biodiesel and refined glycerin.  In addition, we are continuing to operate a research and development laboratory at the Maryland Biotech Center and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of June 30, 2016, the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, and the consolidated condensed statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The consolidated condensed balance sheet as of December 31, 2015 was derived from the 2015 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2015 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2016 and 2015 have been prepared on the same basis as the audited consolidated statements as of December 31, 2015 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate additional allowances may be required. There is no balance for allowance for doubtful accounts at June 30, 2016 and December 31, 2015.

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

Basic and Diluted Net Income (Loss) per Share.  Basic income (loss) per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net losses for the three and six months ended June 30, 2016 and 2015, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of June 30, 2016 and 2015:

	As of
	June 30, 2016	June 30, 2015

Series B preferred (1:10 post split basis)	133	146
Common stock options and warrants	1,953	1,352
Debt with conversion feature at $30 per share of common stock	806	717
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	2,892	2,215

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

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents,  accounts receivable and accounts payable approximate their estimated fair values due to the short-term maturities of those financial instruments. These financial instruments are considered Level 2 measurements under the fair value hierarchy. Due to the unique terms of our notes payable and lines of credit and the financial condition of the Company, the fair value of the debt is not readily determinable upon application of extinguishment accounting to our debt instruments. We use outside valuation experts to estimate the applicable discount rate using similar instruments.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

2.           Inventories

Inventory consists of the following:

	June 30, 2016	December 31, 2015
Raw materials	$1,310	$1,219
Work-in-progress	1,390	1,807
Finished goods	370	1,778
Total inventories	$3,070	$4,804

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:
	June 30, 2016	December 31, 2015
Land	$2,717	$2,727
Plant and buildings	81,763	81,821
Furniture and fixtures	495	494
Machinery and equipment	4,289	4,052
Construction in progress	27	147
Total gross property, plant & equipment	89,291	89,241
Less accumulated depreciation	(20,767)	(18,523)
Total net property, plant & equipment	$68,524	$70,718

Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery & Equipment	5 - 7
Furniture and fixtures	3 - 5

For the three months ended June 30, 2016 and 2015, the Company recorded depreciation expense of $1.2 million for each period. For the six months ended June 30, 2016 and 2015, the Company recorded depreciation expense of $2.4 million for each period.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there were no triggering events on the long-lived assets during the three and six months ended June 30, 2016.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

4.         Debt

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	June 30, 2016	December 31, 2015
Third Eye Capital term notes	$6,344	$6,269
Third Eye Capital revolving credit facility	31,822	25,870
Third Eye Capital revenue participation term notes	10,651	10,526
Third Eye Capital acquisition term notes	18,460	18,260
Third Eye Capital bridge loan	1,166	-
Cilion shareholder seller notes payable	5,598	5,523
State Bank of India secured term loan	3,129	4,200
Subordinated notes	6,943	6,340
EB-5 long term promissory notes	24,187	23,907
Unsecured working capital loans	1,835	-
Total debt	110,135	100,895
Less current portion of debt	14,760	11,947
Total long term debt	$95,375	$88,948

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (“Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as the Third Eye Capital Notes). The Third Eye Capital Notes have a maturity date of April 1, 2017, extendable by the Company to April 2018 upon payment of a fee equal to 5% of the carrying value of the debt. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party.

On March 21, 2016, Third Eye Capital agreed to Amendment No. 12 to the Note Purchase Agreement to: (i) extend the maturity date of the Third Eye Capital Notes to April 1, 2017 in exchange for a 5% extension fee consisting of adding $3.1 million  to the outstanding principal balance of the Revolving Credit Facility and to allow for the further extension of the maturity date of the Third Eye Capital Notes to April 1, 2018, at the Company’s election, for an additional extension fee of 5% of the then outstanding Third Eye Capital Notes, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2015, (iii) provide that such covenant need not be complied with for the fiscal quarters ending March 31, June 30 and September 30, 2016, (iv) revise the Keyes Plant market value to note indebtedness ratio to 70%, (v) add a covenant that the Company shall have received I-924 approval from the U.S. Citizenship and Immigration Services (USCIS) for additional EB-5 Program financing of at least $35 million by June 1, 2016 and (vi) increase the basket for all costs and expenses that may be reimbursed to directors of the Company and its affiliates to $0.3 million in any given fiscal year.  As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $1.5 million to be added to the outstanding principal balance of the Revolving Credit Facility, and to deliver a binding letter of intent from Aemetis Advanced Fuels Goodland, Inc. to acquire the plant, property and equipment located in Goodland, Kansas and previously owned by New Goodland Energy Center for $15,000,000 in assumed debt.  In addition, a Promissory Note dated February 9, 2016 for $0.3 million was added to the outstanding principal balance of the Revolving Credit Facility as part of the Amendment No. 12.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

On April 15, 2016, a Promissory Note for $1.2 million (April Promissory Note) was advanced by Third Eye Capital to Aemetis Inc., as a bridge loan with 12% interest per annum maturing on the earlier of  (a) receipt of proceeds from any financing to Aemetis Advanced Fuels Goodland, Inc., and (b)  60 days from the Note date or June 14, 2016. The April Promissory Note was subject to cross default provisions on other Third Eye Capital Notes and the waiver was obtained on July 31, 2016 to extend the maturity date of the April Promissory Note to September 30, 2016 with an increase in interest per annum to 18%. As of June 30, 2016, the Company had $1.2 million in principal and interest outstanding on the April Promissory Note.

Terms of Third Eye Capital Notes

A.
Term Notes.  As of June 30, 2016, the Company had $6.3 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.3 million.  The Term Notes mature on April 1, 2017*.  Interest on the Term Notes accrues at 14% per annum.

B.
Revolving Credit Facility.  The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17.25% as of June 30, 2016) payable monthly in arrears.  The Revolving Credit Facility matures on April 1, 2017*. As of June 30, 2016, AAFK had $31.8 million in principal and interest outstanding, net of unamortized debt issuance costs of $1.5 million on the Revolving Credit Facility.

C.
Revenue Participation Term Note.  The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2017*. As of June 30, 2016, AAFK had $10.7 million in principal and interest outstanding, net of unamortized discounts of $0.6 million, on the Revenue Participation Term Note.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14.25% per annum as of June 30, 2016) and mature on April 1, 2017*. As of June 30, 2016, Aemetis Facility Keyes, Inc. had $18.5 million in principal and interest outstanding, net of unamortized discounts of $0.9 million, on the Acquisition Term Notes.

The Third Eye Capital Notes contain various covenants, including but not limited to, minimum free cash flow debt ratio and production requirements and restrictions on capital expenditures.

The Third Eye Capital Notes are secured by first priority liens on all real and personal property of, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc.  The Third Eye Capital Notes all contain cross-collateral and cross-default provisions.  McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by all of its Company shares.  In addition, Eric McAfee provided a blanket lien on substantially all of his personal assets, and McAfee Capital provided a guarantee in the amount of $8.0 million.

*The note maturity date can be extended by the Company to April 2018. As a condition to any such extension, the Company would be required to pay a fee of 5% of the carrying value of the debt. By this ability to extend the maturity at the Company's will, the Third Eye Capital Notes are classified under the non-current debt.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation, subordinated to the senior secured Third Eye Capital Notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full.  As of June 30, 2016, Aemetis Facility Keyes, Inc. had $5.6 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

State Bank of India secured term loan.  On June 26, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6.0 million.  The term loan is secured by UBPL’s assets, consisting of the Kakinada plant.

On August 22, 2015, UBPL received from the State Bank of India, a One Time Settlement Sanction Letter allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days, after which the interest rate is payable at the rate of 2% above the base rate of the Reserve Bank of India and certain releases by both parties. The base rate was at 9.3% to 9.7% and interest has accrued at 11.3% to 11.7%. Upon performance under the agreement, including the payment of all stipulated amounts, UBPL will receive relief for prior accrued interest in the amount of approximately $2.1 million. We paid the first payment under the settlement on August 23, 2015, the second payment under the settlement on October 22, 2015 and the third payment under the settlement on March 27, 2016. The final payment under the settlement is due on August 25, 2016.

As of June 30, 2016, the State Bank of India loan had $3.1 million in principal and accrued interest outstanding.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $0.9 million and $2.5 million in original notes to the investors (Subordinated Notes). The Subordinated Notes mature every six months. Upon maturity, the notes are generally extended with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two year term. Interest is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full.

On July 1, 2016, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2016; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We will evaluate these July 1, 2016 amendments and the refinancing terms of the notes and determine the accounting in accordance with ASC 470-50 Debt – Modification and Extinguishment.

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

At June 30, 2016 and December 31, 2015, the Company owed, in aggregate, the amount of $6.9 million and $6.3 million in principal and interest outstanding, respectively, under the Subordinated Notes.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loan to the Keyes plant in increments of $0.5 million. The Company sold notes in the amount of $23.5 million since the program started in 2012. The escrow account holds an additional $12.5 million representing 25 investors.  The availability of the remaining $12.5 million will be determined by the USCIS to approve those investors who have made escrow deposits. As of June 30, 2016, $23.5 million in principal and $0.7 million in accrued interest remained outstanding on the notes.

Unsecured working capital loans.  In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”).  Under this agreement, Secunderabad Oils agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad Oils of fifteen percent (15%).  In return, the Company agreed to pay Secunderabad Oils an amount equal to 30% of the plant’s monthly net operating profit.  In the event that the Company’s biodiesel facility operates at a loss, Secunderabad Oils owes the Company 30% of the losses.  The agreement can be terminated by either party at any time without penalty. On January 1, 2016, Secunderabad Oils suspended the agreement to use any funds provided under the agreement to buy feedstock until commodity prices returned to economically viable levels. On June 1, 2016, the agreement was reinitiated on the terms described above.

During the three months ended June 30, 2016 and 2015, the Company made principal and interest payments to Secunderabad Oils of approximately $0.9 million and $0.4 million, respectively, under the agreement for working capital funding.  During the six months ended June 30, 2016 and 2015, the Company made principal and interest payments to Secunderabad of approximately $1.0 million and $1.1 million, respectively, under the agreement for working capital funding. At June 30, 2016 and December 31, 2015, the Company had approximately $1.8 million and none outstanding under this agreement, respectively.

Scheduled debt repayments for loan obligations follow:

Twelve months ended June 30,	Debt Repayments
2017	$14,760
2018	73,146
2019	20,500
2020	5,098
Total debt	113,504
Discounts	(3,369)
Total debt, net of discounts	$110,135

5.      Stock-Based Compensation

Common Stock Reserved for Issuance

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

Aemetis authorized the issuance of 1.9 million shares of common stock under its Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together, the “Company Stock Plans”), which include both incentive and non-statutory stock options. These options generally expire five to ten years from the date of grant with a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment.

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. As of June 30, 2016, all options are vested and 89 thousand options are outstanding.

Inducement Equity Plan Options

In March 2015, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100 thousand non-statutory stock options to purchase common stock.  As of June 30, 2016, 25 thousand options were outstanding.

The following is a summary of options granted under all stock plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2015	95	980	$5.76
Authorized	655	-	-
Granted	(699)	699	2.54
Exercised	-	-	-
Forfeited/expired	69	(69)	4.70
Balance as of June 30, 2016	120	1,610	$4.41

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

For the three months ended June 30, 2016 and 2015, the Company recorded stock compensation expense in the amount of $284 thousand and $163 thousand, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded stock compensation expense in the amount of $401 thousand and $533 thousand, respectively.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

The Company granted 699 thousand stock options during the three months ended June 30, 2016.

The fair value calculations for options granted to employees under the employee stock plans during the quarter are based on the following assumptions:

Description	Three months ended June 30, 2016
Dividend-yield	0%
Risk-free interest rate	1.67%
Expected volatility	77.75%
Expected life (years)	7
Market value per share on grant date	$2.54
Fair value per share on grant date	$1.81

As of June 30, 2016, the Company had $1.5 million of total unrecognized compensation expense for employees, which the Company will amortize over a 2.6 years of  weighted average remaining term.

6.         Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, we agreed to procure whole yellow corn and grain sorghum primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the weigh bin. The term of the Agreement expires on December 31, 2016 and is automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchasers designated by the Company and all WDG and corn oil to A.L. Gilbert. Our relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for the Keyes plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital Agreements during the three and six months ended June 30, 2016 and 2015 are as follows:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2016	2015	2016	2015
Ethanol sales	$24,055	$24,247	$44,306	$46,859
Wet distiller's grains sales	5,629	6,609	10,804	13,959
Corn oil sales	737	1071	1,444	1,936
Corn/milo purchases	23,315	24,934	44,668	50,893
Accounts receivable	374	329	374	329
Accounts payable	1,543	1,673	1,543	1,673

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A. L. Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements with Kinergy Marketing and with A.L. Gilbert matures on August 31, 2016 and on December 31, 2016, respectively, each with automatic one-year renewals thereafter.   For the three months ended June 30, 2016 and 2015, the Company expensed marketing costs of $0.6 million for each period, respectively, under the terms of both ethanol and wet distiller’s grains marketing agreements. For the six months ended June 30, 2016 and 2015, the Company expensed marketing costs of $1.1 million and $1.2 million, respectively.

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

Summarized financial information by reportable segment for the three and six months ended June 30, 2016 and 2015 follows:

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues
North America	$32,038	$34,144	$60,090	$67,351
India	1,021	3,923	6,295	5,442
Total revenues	$33,059	$38,067	$66,385	$72,793

Cost of goods sold
North America	$29,624	$32,517	$55,783	$65,886
India	1,491	3,601	6,572	5,186
Total cost of goods sold	$31,115	$36,118	$62,355	$71,072

Gross profit (loss)
North America	$2,414	$1,627	$4,307	$1,465
India	(470)	322	(277)	256
Total gross profit	$1,944	$1,949	$4,030	$1,721

North America: During the three and six months ended June 30, 2016, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 95% and 94% of the Company’s North America segment revenues for the three and six months ended June 30, 2016, respectively.

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

India. During the three months ended June 30, 2016, one biodiesel customer accounted for 50% and one refined glycerin customer accounted for 12% of the consolidated India segment revenues, compared to two biodiesel customers accounting for 47% and 10% and no refined glycerin customers accounting for more than 10% of the consolidated India segment revenues during the three months ended June 30, 2015.

During the six months ended June 30, 2016, one biodiesel customer accounted for 52% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues, compared to one biodiesel customer accounting for 35% and no refined glycerin customers accounting for more than 10% of consolidated India segment revenues during the six months ended June 30, 2015.

Total assets consist of the following:

	As of
	June 30,	December 31,
	2016	2015

North America	$69,638	$69,165
India	10,819	13,976
Total Assets	$80,457	$83,141

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data

8.         Related Party Transactions

As of June 30, 2016 and December 31, 2015, the Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, $360 thousand each in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet.   For the three months ended June 30, 2016 and 2015, the Company expensed $19 thousand and $11 thousand,  respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.  For the six months ended June 30, 2016 and 2015, the Company expensed $42 thousand and $38 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.

9.         Subsequent Events

Subordinated  Debt  Refinancing

On July 1, 2016, the Subordinated Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2016; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10% cash extension fee was paid by adding the fee to the balance of the new Note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share.  Accounting of the July 1, 2016 amendments and the refinancing terms of the Notes will be evaluated in accordance with ASC 470-50 Debt – Modification and Extinguishment.

10.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. The Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender.  Management’s plans for the Company include:

•	Operating the Keyes plant;
•	Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant when economical;
•	Obtaining $12.5 million of EB-5 funding at 3% interest rate;
•	Refinancing the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant;
•	Restructuring or refinancing the State Bank of India note to allow for additional working capital and reduce current financing costs;
•	Securing higher volumes of shipments from the Kakinada, India biodiesel and refined glycerin facility; and
•	Offering our common stock by the ATM Registration Statement.

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

We are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by the conversion of first generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol production facility (Keyes plant), in California’s Central Valley where we manufacture and produce ethanol, Wet Distiller’s Grain (WDG), Condensed Distillers Solubles (CDS) and distillers’ corn oil and a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India  (Kakinada plant), where we manufacture and produce high quality distilled biodiesel and refined glycerin.  In addition, we are continuing to operate a research and development laboratory at the Maryland Biotech Center, and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

We continue to evaluate the acquisition of businesses and the licensing of technologies that expand the transition of traditional biofuels plants to the production of valuable advanced biofuels.  During the second quarter, we announced the entry into an agreement to acquire EdenIQ, Inc., a cellulosic ethanol technology company. Once integrated, Edeniq’s technologies will extend our ethanol capabilities into cellulosic ethanol by providing capital light and operationally efficient solutions that can be easily integrated into existing corn ethanol plants.  Using our position as a producer of ethanol and biodiesel, we are also focused on the licensing of technology and the development of capabilities that allow for the production of advanced biofuels at our own facilities.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended June 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$32,038	$34,144	$(2,106)	-6%
India	1,021	3,923	(2,902)	-74%
Total	$33,059	$38,067	$(5,008)	-13%

North America.  For the three months ended June 30, 2016, we generated 77% of our revenue from sales of ethanol, 21% from sales of WDG, and 2% from sales of corn oil and CDS.  During the three months ended June 30, 2016, plant production averaged 98% of the 55 million gallon per year nameplate capacity.  The decrease in revenues for the three months ended June 30, 2016 compared to June 30, 2015 was due to ethanol sales volumes decreasing by 5% to 13.4 million gallons while average ethanol prices increased by only 3% to $1.83 per gallon.  The average price of WDG also decreased by 12% to $72 per ton while the WDG sales volume decreased 1% to 92 thousand tons during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

India.   For the three months ended June 30, 2016, we generated 77% of our sales from biodiesel and 23% of our sales from refined glycerin compared to the three months ended June 30, 2015, when we generated 73% of our sales from biodiesel and 27% of our sales from refined glycerin.  The decrease in revenues for the three months ended June 30, 2016 compared to June 30, 2016 was due to the Kakinada plant shutdown for maintenance in the month of May 2016, which caused a decrease in biodiesel sales volume of 67%  to 1,165 metric tons, while the average price decreased by 16% to $672 per metric ton. Similarly, the sales volume of refined glycerin decreased by 76% to 383 metric tons while the average price of glycerin decreased by 6% to $621 per metric ton.

Cost of Goods Sold

Three Months Ended June 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$29,624	$32,517	$(2,893)	-9%
India	1,491	3,601	(2,110)	-59%
Total	$31,115	$36,118	$(5,003)	-14%

North America.  We ground 4.7 million bushels of corn and grain sorghum (milo) during the three months ended June 30, 2016 compared to 5.1 million bushels of corn during the three months ended June 30, 2015. Our cost of feedstock per bushel decreased by 2% to an average of $4.83 per bushel during the three months ended June 30, 2016 compared to $4.94 per bushel during the three months ended June 30, 2015.

India.  The decrease in cost of goods sold was attributable to the decrease in sales of biodiesel and glycerin. The volume of total sales decreased by 70% to 1,548 metric tons in the three months ended June 30, 2016 compared to 5,175 metric tons in the three months ended June 30, 2015, while average feedstock costs decreased by 2% to $487 per metric ton in the three months ended June 30, 2016 compared to $498 per metric ton in the three months ended June 30, 2015.

Gross Profit (Loss)

Three Months Ended June 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$2,414	$1,627	$787	48%
India	(470)	322	(792)	-246%
Total	$1,944	$1,949	$(5)	-0.3%

North America.  Gross profit increased by 48% due to a slight increase in the average price of ethanol of 3% and decrease in average price of feedstock of 2% in the three months ended June 30, 2016 compared to the same period in 2015.

India.  Gross profit decreased by 246% due to a 70% decrease in volume of total sales and a 13% decrease in the overall average selling price in the three months ended June 30, 2016 compared to the volume of total sales and the overall average selling price in the three months ended June 30, 2015, resulting in a gross loss for the three months ended June 30, 2016.

Operating Expenses

R&D
Three Months Ended June 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$106	$104	$2	2%
India	-	-	-	0%
Total	$106	$104	$2	2%

R&D expenses in our North America segment was consistent for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended June 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$2,684	$2,902	$(218)	-8%
India	218	246	(28)	-11%
Total	$2,902	$3,148	$(246)	-8%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue in the three months ended June 30, 2016 was consistent at 8% as compared to the corresponding period of 2015.  SG&A expenses in the three months ended June 30, 2016 decreased by 8% compared to the three months ended June 30, 2015. The decrease was due to a decrease in salaries and stock based compensation of $0.2 million in the three months ended June 30, 2016.

India.  SG&A expenses as a percentage of revenue in the three months ended June 30, 2016 increased to 21% as compared to 6% in the corresponding period of 2015 due to a decrease in sales and reclassification of certain cost of goods sold costs to SG&A as the Kakinada plant was shut down for maintenance in the month of May 2016. The 11% decrease in SG&A expenses in the three months ended June 30, 2016 compared to the same period of 2015 was due to a decrease in marketing expenses of $44 thousand, and professional fees, supplies, and travel expenses of $61 thousand, offset by increase in salaries of $74 thousand in the three months ended June 30, 2016.

Other Income and Expense

Three Months Ended June 30 (in thousands)

		2016	2015	Inc/(dec)	% change
North America
	Interest expense	$2,896	$2,192	$704	32%
	Amortization expense	1,489	2,405	(916)	-38%
	Other (income) expense	(501)	73	(574)	-786%

India
	Interest expense	59	293	(234)	-80%
	Other (income)	(24)	21	(45)	-214%
	Total	$3,919	$4,984	$(1,065)	-21%

Other (Income)/Expense.  Other (income) expense consisted primarily of interest, amortization and extinguishment expense attributable to debt facilities and interest accrued on the judgments obtained by Cordillera Fund. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense and the difference in fair value is amortized. In addition, other (income)/expense consist of scrap sales from UBPL and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was slightly higher in the quarter ended June 30, 2016 due to higher outstanding debt balances. The decrease in amortization expense is due to debt issuance costs present during the prior period becoming amortized as of June 30, 2016.  The increase in other income in the three months ended June 30, 2016 was due to receipt of $0.5 million in mandated gas credit from PG&E.

India.  Interest expense was lower compared with the prior period as a result of pay down of principal and interest on the State Bank of India loan. The increase in other income was caused primarily by an increase in foreign exchange gains and scrap sales.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Six Months Ended June 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$60,090	$67,351	$(7,261)	-11%
India	6,295	5,442	853	16%
Total	$66,385	$72,793	$(6,408)	-9%

North America.    For the six months ended June 30, 2016, we generated 76% of our revenue from sales of ethanol, 21% from sales of WDG, and 3% from sales of corn oil and CDS.  During the six months ended June 30, 2016, plant production averaged 95% of the 55 million gallon per year nameplate capacity.  The decrease in revenues for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is due to a decrease in ethanol sales volume of 8% to 26.3 million gallons, offset by a 1% increase in the average ethanol price to $1.74. In addition, the average price of WDG decreased by 17% to $71 per ton while WDG sales volume decreased by 4% to 180 thousand tons in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

India.   For the six months ended June 30, 2016, we generated 84% of our sales from biodiesel and 16% of our sales from refined glycerin compared to 67% of our sales from biodiesel and 33% of our sales from refined glycerin during the six months ended June 30, 2015. The increase in revenues for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to an 81% increase in biodiesel sales volume to 7,915 metric tons, partially offset by a 21% decrease in the average price of biodiesel to $664 per metric ton. Sales volume of refined glycerin decreased by 33% to 1,791 metric tons while the average price of glycerin decreased by 13% to $579 per metric ton in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Cost of Goods Sold

Six Months Ended June 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$55,783	$65,886	$(10,103)	-15%
India	6,572	5,186	1,386	27%
Total	$62,355	$71,072	$(8,717)	-12%

North America.   We ground 9.2 million bushels of corn and milo during the six months ended June 30, 2016 compared to 10.1 million bushels of corn during the six months ended June 30, 2015.  Our cost of corn per bushel decreased by 8% to $4.65 per bushel in the six months ended June 30, 2016 compared to the same period in 2015. The decrease in cost of goods sold during the six months ended June 30, 2016 compared to June 30, 2015 reflects the decrease in the ethanol sales volume by 8% combined with the decrease in average prices of feedstock.

India.   The increase in cost of goods sold during the six months ended June 30, 2016 compared to June 30, 2015 was attributable to an increase in sales volume  of biodiesel of 81%. In addition, overall average feedstock costs increased by 2% to $502 per metric ton for the six months ended June 30, 2016 compared to $493 per metric ton in the six months ended June 30, 2015.

Gross Profit (Loss)

Six Months Ended June 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$4,307	$1,465	$2,842	194%
India	(277)	$256	(533)	-208%
Total	$4,030	$1,721	$2,309	134%

North America.  Gross profit for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 increased due to an increase in average ethanol price of 1% and a decrease in average price of feedstock of 8% .

India.  The decrease in gross profit for the six months ended June 30, 2016 was attributable to a decrease of the average price of biodiesel of 21% to $664 per metric ton and of the average price of refined glycerin of 13% to $579 per metric ton while average feedstock prices increased by 2% to $502 per metric ton as compared to the same period in 2015.

Operating Expenses

R&D
Six Months Ended June 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$203	$213	$(10)	-5%
India	-	-	-	0%
Total	$203	$213	$(10)	-5%

R&D expenses period over period remained constant.

Selling, General and Administrative Expenses (SG&A)

Six Months Ended June 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$5,162	$6,312	$(1,150)	-18%
India	739	470	269	57%
Total	$5,901	$6,782	$(881)	-13%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the six months ended June 30, 2016 were consistent at 9% as compared to the corresponding period of 2015. The decrease in SG&A expenses was primarily due to a decrease in salaries and stock compensation expense of $0.3 million and in professional fees of $0.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

India.   SG&A expenses as a percentage of revenue in the six months ended June 30, 2016 increased to 12% as compared to 9% in the corresponding period of 2015. The increase was partially due to the reclassification of salaries of $123 thousand from cost of goods sold to SG&A in the three months ended June 30, 2016 as utilization of capacity was lower in the period. In addition, the increase was partially attributable to increases in operational support charges and supplies of $206 thousand, partially offset by decreases in travel expenses, professional fees, and miscellaneous expenses by $61 thousand in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Other Income and Expense

Six Months Ended June 30 (in thousands)

		2016	2015	Inc/(dec)	% change
North America
	Interest expense	$5,510	$4,476	$1,034	23%
	Amortization expense	2,844	4,128	(1,284)	-31%
	Loss on debt extinguishment		330	(330)	-100%
	Other (income) expense	(409)	204	(613)	-300%

India
	Interest expense	123	555	(432)	-78%
	Other (income)	(52)	(43)	(9)	-21%
	Total	$8,016	$9,650	$(1,634)	-17%

Other (Income)/Expense.  Other (income) expense consisted primarily of interest, amortization and extinguishment expense attributable to debt facilities and interest accrued on the judgments obtained by Cordillera Fund. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense and the difference in fair value is amortized. In addition, the other (income)/expense consist of scrap sales from UBPL and gain or loss on sale of equipment in the North America entities.

North America.  Interest expense was higher in the six months ended June 30, 2016 due to an increase in principal and interest on the Third Eye Capital Notes and Subordinated Notes. The decrease in amortization expense was due to debt issuance costs present during the prior period becoming fully amortized in the six months ended June 30, 2016, partially offset by the addition of maturity date extension fees on senior debt during the last six months of 2015. Debt extinguishment costs were higher in the six months ended June 30, 2015 as a result of the refinancing of three Subordinated Notes with two accredited investors being accounted for under extinguishment accounting in the 2015 period compared to the refinancing of two Subordinated Notes with two accredited investors being accounted for under modification accounting in the 2016 period. The increase in other income in the six months ended June 30, 2016 was due to receipt of $0.5 million from a mandated gas credit from PG&E.

India.  Interest expense decreased as a result of a decrease in the outstanding balance on the State Bank of India loan. The slight increase in other income was caused primarily by other scrap sales in the six months ended June 30, 2016.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.6 million at June 30, 2016, of which $0.4 million was held in our North American entities and $0.2 million was held in our Indian subsidiary. Our current ratio at June 30, 2016 was 0.25 compared to a current ratio of 0.27 at December 31, 2015.  We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$591	$283
Current assets (including cash, cash equivalents, and deposits)	7,509	8,002
Current and long term liabilities (excluding all debt)	15,089	17,540
Current & long term debt	110,135	100,895

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of June 30, 2016, funding from the EB-5 program was not released to Aemetis’s subsidiary, AE Advanced Fuels, Inc.; the EB-5 escrow account is holding funds from 25 investors pending approval by the USCIS. These funds represent $12.5 million of funding that is expected to be released from the escrow account in the third quarter of 2016 to early 2017. Our principal uses of cash have been to service indebtedness and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Note 4. Debt of the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

We operate in a volatile market in which we have little control over the major components of production costs and product revenues.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, corn oil, CDS, biodiesel, waste fats and oils, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or non-refined palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant, (ii) continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant when economical, thereby increasing operating margins, (iii) obtaining cash from sale of additional EB-5 Notes, (iv) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (v)  securing higher volumes of sales from the Kakinada plant, (vi) continuing to expand the domestic India markets, (vii) using the availability on the existing working capital credit line, and (viii) sales of common stock under the ATM registration statement, we will be able to obtain the liquidity necessary to fund company operations for the foreseeable future. However, there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

At June 30, 2016, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $67.3 million.  The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2017; provided, however, that pursuant to Amendment No. 12, dated March 21, 2016, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2018 upon notice and payment of a 5% extension fee. We intend to pay the Third Eye Capital Notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.

Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities in the past as described in further detail in Note 4. Debt of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

We also rely on our working capital lines with J.D. Heiskell in California and Secunderabad Oils, in India to fund our commercial arrangements for the acquisition of feedstock.  J.D. Heiskell currently provides us with working capital for the Keyes plant and Secunderabad Oils currently provides us with working capital for the Kakinada plant.  The ability of both J.D. Heiskell and Secunderabad Oils to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

During the six months ended June 30, 2016, current and long term debt increased $9.2 million, primarily due to (i) accrued interest of $5.3 million, (ii)  $1.5 million waiver fee, (iii) $3.1 million maturity date extension fee, (iv) $0.3 million drawn on the promissory note from our senior lender for operations, (v) $1.2 million  drawn on the promissory note from our senior lender for State Bank of India repayment, (vi) $0.3 million in subordinated debt extension fees, and (vii) $2.9 million  drawn from the Secunderabad Oils working capital loan.  The increase in current and long term debt was partially offset by decreases due to: (i) $0.7 million of principal and interest payments to our senior lender, (ii) $2.1 million of principal and interest payments to the State Bank of India loan and Secunderabad Oils working capital loan in India, and (iii) $2.8 million in discount issuance costs to be amortized. Working capital changes resulted in (i) $0.3 million increase in cash and (ii) $1.5 million increase in other assets, partially offset by a $1.7 million decrease in inventories and $0.5 million decrease in accounts receivable.

Net cash used by operating activities during the six months ended June 30, 2016 was $0.9 million, consisting of non-cash charges of $5.7 million, net changes in operating assets and liabilities of $3.5 million, and net loss of $10.1 million. The non-cash charges consisted of: (i) $2.9 million in amortization of debt issuance costs and patents, (ii) $2.4 million in depreciation expenses and (iii) $0.4 million in stock-based compensation expense. Net changes in operating assets and liabilities consisted primarily of an increase in other assets of $1.6 million, increase in prepaid expenses of $0.1 million and decrease in accounts payable of $3.1 million, partially offset by: (i) a $1.7 million decrease in inventories, (ii) a $0.8 million increase in other liabilities, (iii) a $0.5 million decrease in accounts receivable and (iv) a $5.2 million increase in accrued interest.

Cash used by investing activities consist of capital expenditures of $0.4 million mostly from our UBPL operations.

Cash provided by financing activities was $1.7 million, primarily from proceeds from borrowings of $4.0 million, partially offset by payments in principal on long-term term loans of $2.3 million.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On June 2, 2016, we issued 5,992 shares of our common stock to a warrant holder who exercised warrants at $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3.                Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended June 30, 2016.

Item 4.                 Mine Safety Disclosures.

None

Item 5.                 Other Information.

None.

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

Date: August 11, 2016

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2016