Form 10-Q
period 2016-09-30
AEMETIS, INC
filed 2016-11-14
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

Or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  ☑     No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐    Accelerated filer    ☐     Non-accelerated filer   ☐   Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻   No ☑

The number of shares outstanding of the registrant’s Common Stock on October 31, 2016 was 19,858,182 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2016

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

iii

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$652	$283
Accounts receivable	1,013	1,166
Inventories	3,982	4,804
Prepaid expenses	445	527
Other current assets	1,271	1,222
Total current assets	7,363	8,002

Property, plant and equipment, net	67,543	70,718
Intangible assets, net of accumulated amortization of $404 and $344, respectively	1,320	1,380
Other assets	3,118	3,041
Total assets	$79,344	$83,141

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$8,808	$10,183
Current portion of long term debt	4,991	5,607
Short term borrowings	7,555	6,340
Mandatorily redeemable Series B convertible preferred stock	2,818	2,742
Accrued property taxes	2,676	2,244
Other current liabilities	2,521	2,181
Total current liabilities	29,369	29,297

Long term liabilities:
Senior secured notes	68,598	60,925
EB-5 notes	24,000	22,500
Long term subordinated debt	5,636	5,523
Other long term liabilities	124	190
Total long term liabilities	98,358	89,138

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,328 and 1,398 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,984 and $4,194, respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 19,858 and 19,619 shares issued and outstanding, respectively	20	20
Additional paid-in capital	83,267	82,115
Accumulated deficit	(128,442)	(114,251)
Accumulated other comprehensive loss	(3,229)	(3,179)
Total stockholders' deficit	(48,383)	(35,294)

Total liabilities and stockholders' deficit	$79,344	$83,141

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME / (LOSS)
(Unaudited, in thousands except for earnings per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues	$39,377	$38,510	$105,762	$111,303

Cost of goods sold	35,711	37,476	98,066	108,548

Gross profit	3,666	1,034	7,696	2,755

Research and development expenses	87	117	290	330
Selling, general and administrative expenses	3,222	2,774	9,123	9,556

Operating income (loss)	357	(1,857)	(1,717)	(7,131)

Other income (expense)

Interest expense
Interest rate expense	(3,046)	(2,610)	(8,679)	(7,641)
Amortization expense	(1,425)	(1,258)	(4,269)	(5,386)
Loss on debt extinguishment	-	-	-	(330)
Other income (expense)	19	(30)	480	(191)

Loss before income taxes	(4,095)	(5,755)	(14,185)	(20,679)

Income tax expense	-	-	6	6

Net loss	$(4,095)	$(5,755)	$(14,191)	$(20,685)

Other comprehensive income (loss)
Foreign currency translation adjustment	56	(104)	(50)	(150)
Comprehensive loss	$(4,039)	$(5,859)	$(14,241)	$(20,835)

Net loss per common share
Basic	$(0.21)	$(0.29)	$(0.72)	$(1.04)
Diluted	$(0.21)	$(0.29)	$(0.72)	$(1.04)

Weighted average shares outstanding
Basic	19,833	19,521	19,741	19,898
Diluted	19,833	19,521	19,741	19,898

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the nine months ended September 30,
	2016	2015
Operating activities:
Net loss	$(14,191)	$(20,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activitites:
Share-based compensation	573	694
Stock issued in connection with consultant services	-	204
Depreciation	3,523	3,560
Debt related amortization expense	4,269	5,386
Intangibles and other amortization expense	95	96
Change in fair value of warrant liability	34	(57)
Loss on extinguishment of debt	-	330
Loss on sale/disposal of assets	11	-

Changes in operating assets and liabilities:
Accounts receivable	150	(988)
Inventories	795	650
Prepaid expenses	82	698
Other current assets and other assets	(175)	(49)
Accounts payable	(1,315)	(481)
Accrued interest expense and fees, net of payments	5,910	7,446
Other liabilities	683	384
Net cash provided by (used in) operating activities	444	(2,812)

Investing activities:
Capital expenditures	(479)	(22)

Net cash used in investing activities	(479)	(22)

Financing activities:
Proceeds from borrowings	8,535	28,987
Repayments of borrowings	(8,091)	(23,900)
Issuance of common stock for services, option and warrant exercises	-	23
Net cash provided by financing activities	444	5,110

Effect of exchange rate changes on cash and cash equivalents	(40)	(92)
Net cash and cash equivalents increase for period	369	2,184
Cash and cash equivalents at beginning of period	283	332
Cash and cash equivalents at end of period	$652	$2,516
Supplemental disclosures of cash flow information, cash paid:
Interest payments	$2,518	$356
Income tax expense	6	6
		-
Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	-	21
Fair value of warrants issued to subordinated debt holders	578	1,087
Repurchase of common stock on revolver loan advance	-	8,218
Stock issued in connection with services	-	432
Settlement of accounts payable through transfer of equipment	66	-

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
●
Aemetis Biochemicals, Inc., a Nevada corporation
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
●
Aemetis Advanced Products Keyes, Inc., a Delaware corporation; and,
●
Aemetis Advanced Fuels Goodland, Inc., a Delaware corporation.

We are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by converting first generation biofuel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol production facility (Keyes plant) in California’s Central Valley where we manufacture and produce ethanol, Wet Distiller’s Grain (WDG), Condensed Distillers Solubles (CDS) and distillers’ corn oil and a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India (Kakinada plant), where we manufacture and produce high quality distilled biodiesel and refined glycerin.  In addition, we operate a research and development laboratory at the Maryland Biotech Center and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of September 30, 2016, the consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, and the consolidated condensed statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The consolidated condensed balance sheet as of December 31, 2015 was derived from the 2015 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2015 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2016 and 2015 have been prepared on the same basis as the audited consolidated statements as of December 31, 2015 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. There is no balance for allowance for doubtful accounts at September 30, 2016 and December 31, 2015.

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

Basic and Diluted Net Income (Loss) per Share.  Basic net income (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net losses for the three and nine months ended September 30, 2016 and 2015, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of September 30, 2016 and 2015:

	As of
	September 30, 2016	September 30, 2015

Series B preferred (1:10 post split basis)	133	141
Common stock options and warrants	1,965	1,307
Debt with conversion feature at $30 per share of common stock	861	783
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	2,959	2,231

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

Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company recognizes two reportable geographic segments: “North America” and “India.”

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

Fair Value of Financial Instruments. Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, current and non-current portion of notes payable and long-term debt and accrued expenses.  Due to the unique terms of our notes payable and long-term debt and the financial condition of the Company, the fair value of the debt is not readily determinable.  Upon the application of extinguishment accounting to our debt instruments, we use outside valuation experts to estimate the applicable discount rate using similar instruments.  The fair value, determined using level 3 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

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

2.           Inventory

Inventory consists of the following:

	September 30, 2016	December 31, 2015
Raw materials	$1,465	$1,219
Work-in-progress	1,638	1,807
Finished goods	879	1,778
Total inventories	$3,982	$4,804

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2016	December 31, 2015
Land	$2,724	$2,727
Plant and buildings	81,975	81,821
Furniture and fixtures	504	494
Machinery and equipment	4,314	4,052
Construction in progress	25	147
Total gross property, plant & equipment	89,542	89,241
Less accumulated depreciation	(21,999)	(18,523)
Total net property, plant & equipment	$67,543	$70,718

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20-30
Machinery & equipment	5-7
Furniture & fixtures	3-5

For the three months ended September 30, 2016 and 2015, the Company recorded depreciation expense of $1.1 million and $1.2 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded depreciation expense of $3.5 million and $3.6 million, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there were no triggering events on the long-lived assets during the three and nine months ended September 30, 2016.

4.         Debt

Debt consists of the following:

	September 30, 2016	December 31, 2015
Third Eye Capital term notes	$6,459	$6,269
Third Eye Capital revolving credit facility	32,525	25,870
Third Eye Capital revenue participation term notes	10,846	10,526
Third Eye Capital acquisition term notes	18,768	18,260
Cilion shareholder seller notes payable	5,636	5,523
State Bank of India secured term loan	3,161	4,200
Subordinated notes	7,114	6,340
EB-5 long term promissory notes	25,830	23,907
Unsecured working capital loans	441	-
Total debt	110,780	100,895
Less current portion of debt	12,546	11,947
Total long term debt	$98,234	$88,948

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (AAFK), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the Note Purchase Agreement).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the Term Notes); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (Revolving Credit Facility); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (Revenue Participation Term Notes); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (Acquisition Term Notes) used to fund the cash portion of the acquisition of Cilion, Inc. (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as the Third Eye Capital Notes). The Third Eye Capital Notes have a maturity date of April 1, 2017, extendable by the Company to April 2018 upon payment of a fee equal to 5% of the carrying value of the debt. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On March 21, 2016, Third Eye Capital agreed to Amendment No. 12 to the Note Purchase Agreement to: (i) extend the maturity date of the Third Eye Capital Notes to April 1, 2017 in exchange for a 5% extension fee consisting of adding $3.1 million  to the outstanding principal balance of the Revolving Credit Facility, with an allowable further extension of the maturity date of the Third Eye Capital Notes to April 1, 2018, at the Company’s election, for an additional extension fee of 5% of the then outstanding Third Eye Capital Notes, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2015, (iii) provide that such covenant need not be complied with for the fiscal quarters ending March 31, June 30 and September 30, 2016, (iv) revise the Keyes Plant market value to note indebtedness ratio to 70%, (v) add a covenant that the Company shall have received I-924 approval from the U.S. Citizenship and Immigration Services (USCIS) for additional EB-5 Program financing of at least $35 million by June 1, 2016 and (vi) increase the basket for all costs and expenses that may be reimbursed to directors of the Company and its affiliates to $0.3 million in any given fiscal year.  As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $1.5 million to be added to the outstanding principal balance of the Revolving Credit Facility, and to deliver a binding letter of intent from Aemetis Advanced Fuels Goodland, Inc. to acquire the plant, property and equipment located in Goodland, Kansas and previously owned by New Goodland Energy Center for $15,000,000 in assumed debt.  In addition, a Promissory Note dated February 9, 2016 for $0.3 million was added to the outstanding principal balance of the Revolving Credit Facility as part of the Amendment No. 12 to the Note Purchase Agreement.

On April 15, 2016, a Promissory Note for $1.2 million (April Promissory Note) was advanced by Third Eye Capital to Aemetis Inc., as a bridge loan with 12% interest per annum maturing on the earlier of (a) receipt of proceeds from any financing to Aemetis Advanced Fuels Goodland, Inc., and (b) 60 days from the April Promissory Note date or June 14, 2016. The April Promissory Note was subject to cross default provisions on other Third Eye Capital Notes and the waiver was obtained on July 31, 2016 to extend the maturity date of the April Promissory Note to September 30, 2016 with an increase in interest per annum to 18%. As of September 30, 2016, the Company had repaid all of the principal and interest outstanding on the bridge loan Promissory Note.

Terms of Third Eye Capital Notes

A.
Term Notes.  As of September 30, 2016, the Company had $6.5 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.2 million.  The Term Notes mature on April 1, 2017* and accrue interest at 14% per annum.

B.
Revolving Credit Facility.  As of September 30, 2016, AAFK had $32.5 million in principal and interest outstanding, net of unamortized debt issuance costs of $1.0 million on the Revolving Credit Facility.  The Revolving Credit Facility matures on April 1, 2017* and accrues interest at the prime rate plus 13.75% (17.25% as of September 30, 2016), payable monthly in arrears.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

C.
Revenue Participation Term Notes.  As of September 30, 2016, AAFK had $10.8 million in principal and interest outstanding, net of unamortized discounts of $0.4 million, on the Revenue Participation Term Notes. The Revenue Participation Term Notes mature on April 1, 2017* and accrue interest at 5% per annum.

D.
Acquisition Term Notes.  As of September 30, 2016, Aemetis Facility Keyes, Inc. had $18.8 million in principal and interest outstanding, net of unamortized discounts of $0.6 million, on the Acquisition Term Notes. The Acquisition Term Notes mature on April 1, 2017* and accrue interest at prime rate plus 10.75% (14.25% per annum as of September 30, 2016).

The Third Eye Capital Notes contain various covenants, including but not limited to, minimum free cash flow debt ratio and production requirements and restrictions on capital expenditures.

The Third Eye Capital Notes are secured by first priority liens on all real and personal property of, and assignment of proceeds from all government grants and guarantees from Aemetis, Inc.  The Third Eye Capital Notes all contain cross-collateral and cross-default provisions.  McAfee Capital, LLC (McAfee Capital), owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by all of its Company shares.  In addition, Eric McAfee provided a blanket lien on substantially all of his personal assets, and McAfee Capital provided a guarantee in the amount of $8.0 million.

*The note maturity date can be extended by the Company to April 2018. As a condition to any such extension, the Company would be required to pay a fee of 5% of the carrying value of the debt. By this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion, Inc. (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders (Cilion Notes) as merger compensation, subordinated to the Third Eye Capital Notes.  The Cilion Notes bear interest at 3% per annum and are due and payable after the Third Eye Capital Notes have been paid in full.  As of September 30, 2016, Aemetis Facility Keyes, Inc. had $5.6 million in principal and interest outstanding on the Cilion Notes.

State Bank of India secured term loan.  On June 26, 2008, Universal Biofuels Private Limited (UBPL), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6.0 million.  The term loan is secured by UBPL’s assets, consisting of the Kakinada plant.

On August 22, 2015, UBPL received from the State Bank of India a One Time Settlement Sanction Letter allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days, after which the interest rate is payable at the rate of 2% above the base rate of the Reserve Bank of India, and certain releases by both parties. The base rate was at 9.3% to 9.7% and interest has accrued at 11.3% to 11.7%. Upon performance under the agreement, including the payment of all stipulated amounts, UBPL will receive relief for prior accrued interest in the amount of approximately $2.1 million. We paid the first payment under the settlement on August 23, 2015, the second payment under the settlement on October 22, 2015 and the third payment under the settlement on March 27, 2016. The final payment under the settlement was due on August 25, 2016 with a grace period until October 25, 2016. As of September 30, 2016, the State Bank of India loan had $3.2 million in principal and accrued interest outstanding.  On October 20, 2016, the Company paid the final stipulated amount and received relief for prior accrued interest in the amount of approximately $2.1 million.

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

On July 1, 2016, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2016; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated these July 1, 2016 amendments and the refinancing terms of the notes and determined that modification accounting was appropriate in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On January 14, 2013, Laird Cagan, a related party, loaned $0.1 million through a promissory note maturing on April 30, 2013 with a five percent annualized interest rate and the right to exercise 5 thousand warrants exercisable at $0.01 per share (Laird Cagan Note). In February 2015, the Laird Cagan Note was amended to extend the maturity date until the earlier of (i) December 31, 2016; (ii) completion of an equity financing by AAFK or the Company in an amount of not less than $25.0 million; (iii) the completion of an initial public offering by AAFK or Company; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.

At September 30, 2016 and December 31, 2015, the Company had, in aggregate, the amount of $7.1 million and $6.3 million in principal and interest outstanding, respectively, under the Subordinated Notes including the Laird Cagan Note.

EB-5 long-term promissory notes.  EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011, (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (EB-5 Notes) bearing interest at 3%, with each note in the principal amount of $0.5 million and due and payable four years from the date of the note, for a total aggregate principal amount of up to $36.0 million (EB-5 Phase I funding).  The EB-5 Notes are convertible after three years at a conversion price of $30.00 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the report date of this filing. As of September 30, 2016, $25.0 million have been released from the escrow amount to the Company, with $11.0 million remaining in escrow. On Oct. 12, 2016, an additional $6.0 million was released from the escrow amount, with the availability of the remaining $5.0 million dependent on USCIS approval of those investors who have made escrow deposits.  As of September 30, 2016, $25.0 million in principal and $0.8 million in accrued interest was outstanding on the EB-5 Notes.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On October 16, 2016, the Company launched a new $50.0 million EB-5 Phase II funding, issuing EB-5 Notes on the same terms and conditions as those issued under the Company’s EB-5 Phase I funding.

Unsecured working capital loans.  In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (Secunderabad Oils).  Under this agreement, Secunderabad Oils agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad Oils of 15%.  In return, the Company agreed to pay Secunderabad Oils an amount equal to 30% of the plant’s monthly net operating profit.  In the event that the Company’s biodiesel facility operates at a loss, Secunderabad Oils would owe the Company 30% of the losses.  The agreement can be terminated by either party at any time without penalty.  On January 1, 2016, Secunderabad Oils suspended the agreement to use any funds provided under the agreement to buy feedstock until commodity prices returned to economically viable levels.  On June 1, 2016, the agreement was reinstated on the terms described above.

During the three months ended September 30, 2016 and 2015, the Company made principal and interest payments to Secunderabad Oils of approximately $3.6 million and $2.4 million, respectively.  During the nine months ended September 30, 2016 and 2015, the Company made principal and interest payments to Secunderabad Oils of approximately $4.5 million and $3.5 million, respectively.  As of September 30, 2016 and December 31, 2015, the Company had approximately $0.4 million and none outstanding under this agreement, respectively.

Scheduled debt repayments for loan obligations follow:

Twelve months ended September 30,	Debt Repayments
2017	$12,546
2018	73,335
2019	20,500
2020	6,636
2021	-
Total debt	113,017
Discounts	(2,237)
Total debt, net of discounts	$110,780

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

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. As of September 30, 2016, all options are vested and 89 thousand options are outstanding.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Inducement Equity Plan Options

In March 2015, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100 thousand non-statutory stock options to purchase common stock.  As of September 30, 2016, 37 thousand options were outstanding.

The following is a summary of options granted under all stock plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2015	95	980	$5.76
Authorized	655	-	-
Granted	(711)	711	2.52
Exercised	-	-	-
Forfeited/expired	69	(69)	4.70
Balance as of September 30, 2016	108	1,622	$4.39

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

For the three months ended September 30, 2016 and 2015, the Company recorded stock compensation expense in the amount of $172 thousand and $161 thousand, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded stock compensation expense in the amount of $573 thousand and $694 thousand, respectively.

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

 AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

12,000 new hire stock options were issued during the three months ended September 30, 2016. The following assumptions were used to calculate the fair value of the stock options issued.

Description	Value
Dividend-yield	0%
Risk-free interest rate	1.38%
Expected volatility	75.9%
Expected life (years)	7
Market value per share on grant date	$1.63
Fair value per share on grant date	$1.01

As of September 30, 2016, the Company had $1.3 million of total unrecognized compensation expense for employees which the Company will amortize over the 2.35 years of weighted average remaining term.

6.         Agreements

Working Capital Arrangement.  Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell & Co. (J.D. Heiskell).  The Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell.  The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell.  Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes plant weigh bin.  The term of the Agreement expires on December 31, 2016 and is automatically renewed for additional one-year terms.  J.D. Heiskell further agrees to sell all ethanol the Company produces to Kinergy Marketing or other marketing purchasers designated by the Company and all WDG the Company produces to A.L. Gilbert.  The Company markets and sells distillers corn oil to A.L. Gilbert and other third parties.  The Company’s relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships.  Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential.  These agreements are ordinary purchase and sale agency agreements for the Keyes plant.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital Agreements during the three and nine months ended September 30, 2016 and 2015 are as follows:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2016	2015	2016	2015
Ethanol sales	$24,687	$23,906	$68,993	$70,765
Wet distiller's grains sales	6,114	5,609	16,918	19,568
Corn oil sales	788	835	2,232	2,771
Corn/milo purchases	23,098	24,056	67,766	74,949
Accounts receivable	345	312	345	312
Accounts payable	1,241	1,539	1,241	1,539

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A. L. Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements with Kinergy Marketing and with A.L. Gilbert mature on August 31, 2017 and on December 31, 2016, respectively, each with automatic one-year renewals thereafter.   For the three months ended September 30, 2016 and 2015, the Company expensed marketing costs of $0.6 million for each period, respectively, under the terms of both ethanol and wet distiller’s grains marketing agreements. For the nine months ended September 30, 2016 and 2015, the Company expensed marketing costs of $1.7 million and $1.8 million, respectively.

7.         Segment Information

The Company recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Company’s owned ethanol plant in Keyes, California and its technology lab in College Park, Maryland. As the Company’s technology gains market acceptance, this business segment will include its domestic commercial application of cellulosic ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “India” operating segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Summarized financial information by reportable segment for the three and nine months ended September 30, 2016 and 2015 follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues
North America	$33,889	$32,444	$93,979	$99,795
India	5,488	6,066	11,783	11,508
Total revenues	$39,377	$38,510	$105,762	$111,303

Cost of goods sold
North America	$30,391	$31,603	$86,174	$97,489
India	5,320	5,873	11,892	11,059
Total cost of goods sold	$35,711	$37,476	$98,066	$108,548

Gross profit (loss)
North America	$3,498	$841	$7,805	$2,306
India	168	193	(109)	449

Total gross profit	$3,666	$1,034	$7,696	$2,755

North America. During the three and nine months ended September 30, 2016, the Company’s revenues from ethanol, WDG, and corn oil were earned pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 93% and 94% of the Company’s North America segment revenues for the three and nine months ended September 30, 2016, respectively.

During the three and nine months ended September 30, 2015, the Company’s revenues from ethanol, WDG, and corn oil were earned pursuant to the Grain Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 94% and 93% of the Company’s North America segment revenues for the three and nine months ended September 30, 2015, respectively.

India. During the three months ended September 30, 2016, two biodiesel customers accounted for 57% and 17% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues compared to one biodiesel customer accounting for 72% and no refined glycerin customers accounting for more than 10% of the consolidated India segment revenues during the three months ended September 30, 2015.

During the nine months ended September 30, 2016, two biodiesel customers accounted for 55% and 11% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues, compared to one biodiesel customer accounting for 55% and no refined glycerin customers accounting for more than 10% of consolidated India segment revenues during the nine months ended September 30, 2015.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Total assets consist of the following:

	As of
	September 30,	December 31,
	2016	2015

North America	$67,616	$69,165
India	11,728	13,976
Total Assets	$79,344	$83,141

8.         Related Party Transactions

As of September 30, 2016 and December 31, 2015, the Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, $360 thousand each in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet.   For the three months ended September 30, 2016 and 2015, the Company expensed $16 thousand each,  respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.  For the nine months September 30, 2016 and 2015, the Company expensed $57 thousand and $54 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities.

9.       Subsequent Events

State Bank of India:  On October 20, 2016, UBPL paid the final stipulated amount due to the State Bank of India as required by the One Time Settlement Sanction Letter and received relief for prior accrued interest in the amount of approximately $2.1 million.

On October 16, 2016, the Company launched a new $50.0 million EB-5 Phase II funding, issuing EB-5 Notes on the same terms and conditions as those issued under the Company’s EB-5 Phase I funding.

10.     Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender.  Management’s plans for the Company include, but are not limited to:

●
Operating the Keyes plant;
●
Continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant when economical;
●
Obtaining the remaining $5.0 million of EB-5 Phase I funding from escrow;
●
Obtaining $50.0 million in funding from EB-5 Phase II funding currently being offered to investors;
●
Refinancing the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant;
●
Use the Company’s India facility as collateral for additional working capital or for reducing current financing costs;
●
Securing higher volumes of shipments from the plant; and
●
Offering the Company’s common stock by the ATM Registration Statement.

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
●
Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015.
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

Overview

We are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by converting first generation biofuel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol production facility (Keyes plant) in California’s Central Valley, where we manufacture and produce ethanol, Wet Distiller’s Grain (WDG), Condensed Distillers Solubles (CDS) and distillers’ corn oil and a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India (Kakinada plant), where we manufacture and produce high quality distilled biodiesel and refined glycerin.  In addition, we operate a research and development laboratory at the Maryland Biotech Center, and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

We continue to evaluate the acquisition of businesses and the licensing of technologies that expand the transition of traditional biofuels plants to the production of valuable advanced biofuels.  During the second quarter of 2016, we announced the entry into an agreement to acquire EdenIQ, Inc., a cellulosic ethanol technology company.  Acquiring EdenIQ would extend our ethanol capabilities into cellulosic ethanol by providing capital light and operationally efficient solutions that can be easily integrated into existing corn ethanol plants.  Using our position as a producer of ethanol and biodiesel, we are also focused on the licensing of technology and the development of capabilities that allow for the production of advanced biofuels at facilities located at or near our current plants.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Three Months Ended September 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$33,889	$32,444	$1,445	4%
India	5,488	6,066	(578)	-10%
Total	$39,377	$38,510	$867	2%

North America.  For the three months ended September 30, 2016, we generated 76% of our revenue from sales of ethanol, 21% from sales of WDG, and 3% from sales of distillers corn oil and CDS.  During the three months ended September 30, 2016, plant production averaged 107% of 55 million gallon per year nameplate capacity.  The slight increase in revenues between the three months ended September 30, 2016 compared to September 30, 2015 was due to ethanol sales volumes increasing by 4% to 14.8 million gallons while average ethanol prices decreased by 1% to $1.75 per gallon.  The average price of WDG also decreased 1% to $74.74 per ton while WDG sales volumes increased 10% to 97.2 thousand tons during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

India.   For the three months ended September 30, 2016, we generated 90% of our sales from biodiesel and 10% of our sales from refined glycerin, compared to the three months ended September 30, 2015 when we generated 86% of our sales from biodiesel and 14% of our sales from refined glycerin. The decrease in revenues was primarily attributable to decreases in overall sales volumes by 22% in the three months ended September 30, 2016 as compared to September 30, 2015, as well as increases in average feed stock costs for biodiesel by 24% with a combination of constraints on working capital to purchase feedstock at these higher prices.  In addition, biodiesel sales volumes decreased by 21% to 6.0 thousand metric tons while the average sales prices increased by 20% to $824 per metric ton.  Similarly, sales volumes of refined glycerin decreased by 28% to 852 metric tons while average sales prices of glycerin decreased by 13% to $619 per metric ton.

Cost of Goods Sold

Three Months Ended September 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$30,391	$31,603	$(1,212)	-4%
India	5,320	5,873	(553)	-9%
Total	$35,711	$37,476	$(1,765)	-5%

North America.  We ground 5.2 million bushels of corn at an average price of $4.45 per bushel during the three months ended September 30, 2016 compared to 4.8 million bushels of corn at an average price of $5.01 per bushel during the three months ended September 30, 2015. Our cost of feedstock per ton decreased by 11% in the three months ended September 30, 2016 compared to the same period in 2015.

India.  The decrease in costs of goods sold was attributable to decreases in sales volumes of biodiesel and refined glycerin.  In addition, average biodiesel feedstock costs increased by 24% to $593 per metric ton, partially offset by decreases in average feedstock costs of refined glycerin by 31% to $436 per metric ton in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Gross Profit

Three Months Ended September 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$3,498	$841	$2,657	316%
India	168	193	(25)	-13%
Total	$3,666	$1,034	$2,632	254.5%

North America.  Gross profit increased by 316% due to decreases in the average prices of corn by 11%.  In addition, ethanol and WDG volumes increased by 4% and 10% respectively, partially offset by average selling prices for ethanol and WDG decreasing by only 1% each in the three months ended September 30, 2016 compared to the same period in 2015.

India.  The decrease in gross profit by 13% was attributable to decreases in overall volumes of all products by 22% to 6.9 metric tons and increases in overall average price of feedstock by 15% to $577, resulting in a lower gross profit margin during the three months ended September 30, 2016 as compared to the same period in 2015.

Operating Expenses

R&D

Three Months Ended September 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$87	$117	$(30)	-26%
India	-	-	-	0%
Total	$87	$117	$(30)	-26%

The decrease in R&D expenses in our North America segment for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due to decreases in professional fees of $17 thousand and supplies and other expenses of $13 thousand.

Selling, General & Administrative (SG&A)

Three Months Ended September 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$3,015	$2,436	$579	24%
India	207	338	(131)	-39%
Total	$3,222	$2,774	$448	16%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue in the three months ended September 30, 2016 increased to 9% as compared to 8% in the corresponding period of 2015. The SG&A expenses in the three months ended September 30, 2016 increased by 24% compared to the three months ended September 30, 2015. The increase was due to increases in insurance and penalties on property taxes of $0.5 million, marketing expenses of $48 thousand, and professional fees and supplies expenses of $28 thousand.

India.  SG&A expenses as a percentage of revenue in the three months ended September 30, 2016 decreased to 4% as compared to 6% in the corresponding period of 2015. The decrease was due to decreases in supplies and services expenses by $76 thousand, professional fees by $21 thousand, utilities, and travel and entertainment expenses by $19 thousand, and marketing expenses by $40 thousand, partially offset by increase in salaries and depreciation by $25 thousand.

Other (Income) and Expense

Three Months Ended September 30 (in thousands)

Other (income)/expense
	2016	2015	Inc/(dec)	% change
North America
Interest rate expense	$2,951	$2,387	$564	24%
Amortization expense	1,425	1,258	167	13%
Other (income) expense	5	43	(38)	-88%

India
Interest rate expense	95	223	(128)	-57%
Other (income)	(24)	(13)	(11)	-85%
Total	$4,452	$3,898	$554	14%

Other (Income)/Expense.  Other (income) expense consists primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company and our subsidiaries, and interest accrued on the judgment obtained by Cordillera Fund and The Industrial Company (TIC). The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment loss or gain.

North America.  Interest expense was higher in the three months ended September 30, 2016 due to higher outstanding debt balances. The increase in amortization expense is due to debt issuance costs added during the first and third quarters through refinancing the Subordinated Notes and fees on amending the Third Eye Capital Notes. The decrease in other expense in the three months ended September 30, 2016 was due to full amortization of a guaranty fee in prior periods.

India.  Interest expense for the three months ended September 30, 2016 was lower compared with the prior period as a result of three settlement payments made with the State Bank of India, which decreased the outstanding loan balance. The increase in other income was caused by an increase in foreign exchange gains of $27 thousand, partially offset by the decrease in other scrap sales by $16 thousand.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Nine Months Ended September 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$93,979	$99,795	$(5,816)	-6%
India	11,783	11,508	275	2%
Total	$105,762	$111,303	$(5,541)	-5%

North America.   For the nine months ended September 30, 2016, we generated 76% of our revenue from sales of ethanol, 21% from sales of WDG, and 3% from sales of distillers corn oil and CDS.  During the nine months ended September 30, 2016, plant production averaged 100% of the 55 million gallon per year nameplate capacity.  The decrease in revenues between the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is due to decreases in ethanol sales volumes by 4% to 41.0 million gallons, while average ethanol prices stayed consistent at $1.74.  In addition, average prices of WDG decreased by 12% to $73 per ton while WDG sales volumes increased by only 1% to 277 thousand tons in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

India.  For the nine months ended September 30, 2016, we generated 87% of our sales from biodiesel and 13% of our sales from refined glycerin, compared to 77% of our sales from biodiesel and 23% of our sales from refined glycerin during the nine months ended September 30, 2015.  The slight increase in revenues was primarily attributable to increases in biodiesel sales volumes by 15%.  Biodiesel sales volumes increased by 15% to 13.9 thousand metric tons while average prices of biodiesel stayed consistent at $733 per metric ton.  Sales volumes of refined glycerin decreased by 33% to 2.6 thousand metric tons while average prices of glycerin also decreased by 11% to $592 per metric ton in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Cost of Goods Sold

Nine Months Ended September 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$86,174	$97,489	$(11,315)	-12%
India	11,892	11,059	833	8%
Total	$98,066	$108,548	$(10,482)	-10%

North America.   We ground 14.4 million bushels of corn and grain sorghum at an average price of $4.58 per bushel during the nine months ended September 30, 2016, compared to 14.9 million bushels of corn at an average price of $5.05 per bushel during the nine months ended September 30, 2015.  The decrease in cost of goods sold was attributable to decrease in cost of corn by 9% coupled with decreases in revenues by 6% in the nine months ended September 30, 2016 compared to the same period in 2015.

India.  The increase in cost of goods sold was attributable to an increase in sales volume from sales of biodiesel and glycerin.  In addition, the average prices of feedstock for all products increased by 6% to $533 per metric ton for the nine months ended September 30, 2016 compared to $502 per metric ton in the nine months ended September 30, 2015.

Gross Profit

Nine Months Ended September 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$7,805	$2,306	$5,499	238%
India	(109)	449	(558)	-124%
Total	$7,696	$2,755	$4,941	179%

North America.  Gross profit increased due to decreases in feedstock costs by 9% and the usage of milo which allowed us to receive grant income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

India.  The decrease in gross profit was attributable to increases in average feedstock costs by 7% to $7.9 million compared to the average feedstock costs of $7.4 million during the nine months ended September 30, 2015.  In addition, average sales prices for all products decreased only 1% to $711 per metric ton in the nine months ended September 30, 2016 compared to $717 per metric ton in the nine months ended September 30, 2015.

Operating Expenses

R&D
Nine Months Ended September 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$290	$330	$(40)	-12%
India	-	-	-	0%
Total	$290	$330	$(40)	-12%

The R&D expenses decreased 12% was attributable primarily to a decrease in professional fees of $33 thousand.

Selling, General & Administrative (SG&A)
Nine Months Ended September 30 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$8,177	$8,748	$(571)	-7%
India	946	808	138	17%
Total	$9,123	$9,556	$(433)	-5%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, related facilities expenses and operational support fees paid to our working capital partner, Secunderabad Oils Limited, as part of an operating profit sharing arrangement.

North America.  SG&A expenses as a percentage of revenue in the nine months ended September 30, 2016 were consistent at 9% as compared to the corresponding period of 2015.  The decrease in SG&A expenses was primarily due to decreases in salaries and stock compensation expenses of $0.3 million and professional fees of $0.8 million, partially offset by increases in insurance, utilities, and penalties of $0.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

India.  SG&A expenses as a percentage of revenue in the nine months ended September 30, 2016 increased to 8% as compared to 7% in the corresponding period of 2015.  Overall SG&A expenses increased slightly period over period due to increases in operating support charges of $131 thousand and salaries of $134 thousand, partially offset by decreases in marketing expenses of $55 thousand and professional and travel expenses of $66 thousand.

Other Income and Expense

Nine Months Ended September 30 (in thousands)

Other (income)/expense
	2016	2015	Inc/(dec)	% change
North America
Interest rate expense	$8,461	$6,863	$1,598	23%
Amortization expense	4,269	5,386	(1,117)	-21%
Loss on debt extinguishment	-	330	(330)	-100%
Other (income) expense	(405)	247	(652)	-264%

India
Interest rate expense	218	778	(560)	-72%
Other (income)	(76)	(56)	(20)	-36%
Total	$12,467	$13,548	$(1,081)	-8%

Other (Income)/Expense.  Other (income) expense consists primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company and our subsidiaries, and interest accrued on the judgments obtained by Cordillera Fund and The Industrial Company (TIC).  The debt facilities include stock or warrants issued as fees.  The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense.

North America.  Interest expense was higher in the nine months ended September 30, 2016 due to higher debt balances.  The decrease in amortization expense was due to full amortization of several amendment fees under the Third Eye Capital Notes and Subordinated Note refinancing fees added in 2015, offset by debt issuance costs associated with the amendment and refinancing.  The debt extinguishment costs were lower in the nine months ended September 30, 2016 than in the corresponding period of 2015 as extinguishment accounting was not applied to two Subordinated Notes with two accredited investors in the 2016 period compared to the extinguishment accounting that was applied once to Subordinated Notes that were refinanced in the 2015 period.  The increase in other income in the nine months ended September 30, 2016 was due to receipt of $0.5 million from a mandated gas credit from PG&E compared to increases in expenses due to amortization of a debt guarantee fee.

India.  Interest expense decreased as a result of decreases in the outstanding balance on the State Bank of India loan during the nine months ended September 30, 2016 and decreases in the utilization of working capital with Secunderabad Oils by 68% in the nine months ended September 30, 2016 compared to the same period in 2015.  The slight increase in other income was caused primarily by increases caused by other scrap sales and foreign exchange gains in the nine months ended September 30, 2016.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.7 million at September 30, 2016, of which $0.6 million was held in our North American entities and $0.1 million were held in our Indian subsidiary. Our current ratio at September 30, 2016 was 0.25 compared to a current ratio of 0.27 at December 31, 2015. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents $	$652	$283
Current assets (including cash, cash equivalents, and deposits)	7,363	8,002
Current and long term liabilities (excluding all debt)	16,947	17,540
Current & long term debt	110,780	100,895

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. Under the Company’s EB-5 Phase I program, the Company has sold notes in the amount of $36.0 million since 2012. As of October 2016, $31.0 million in funds from the EB-5 program have been released to Aemetis’s subsidiary, AE Advanced Fuels, Inc.; the EB-5 escrow account is holding funds from 10 investors pending approval by the USCIS. These funds remaining in escrow represent $5.0 million of funding that is expected to be released from the escrow account in the fourth quarter of 2016 to early 2017. On October 16, 2016, the Company launched a new $50.0 million EB-5 Phase II funding, issuing EB-5 Notes on the same terms and conditions as those issued under the Company’s EB-5 Phase I funding. Our principal uses of cash have been to service indebtedness and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.  Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Note 4. Debt of the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

We operate in a volatile market in which we have little control over the major components of production costs and product revenues.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, distillers corn oil, CDS, biodiesel, waste fats and oils, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant, (ii) continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant when economical, thereby increasing operating margins, (iii) obtaining the remaining $5.0 million of EB-5Phase I funding from escrow, (iv) obtaining $50.0 million in funding from EB-5 Phase II funding currently being offered to investors, (v) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (vi) securing higher volumes of sales from the Kakinada plant, (vii) continuing to expand the domestic India markets, (viii) using the availability on the existing working capital credit line, and (ix) sales of common stock under the ATM registration statement, we will be able to obtain the liquidity necessary to fund company operations for the foreseeable future. However, there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

As of September 30, 2016, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $68.6 million.  The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2017; provided, however, that pursuant to Amendment No. 12, dated March 21, 2016, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2018 upon notice and payment of a 5% extension fee.  We intend to pay the Third Eye Capital Notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.

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

Change in Working Capital and Cash Flows

During the nine months ended September 30, 2016, current and long term debt increased $9.9 million, primarily due to (i) accrued interest of $8.4 million, (ii) $1.5 million waiver fee, (iii) $3.1 million maturity date extension fee, (iv) $0.3 million drawn on the promissory note for operations from our senior lender, (v) $1.8 million drawn on the promissory note from our senior lender for State Bank of India repayment and payment on property tax payment settlement agreement, (vi) $0.7 million in subordinated debt extension fees, (vii) $1.5 million received from EB-5 escrow, and (viii) $4.9 million drawn from the Secunderabad Oils working capital loan.  The increase in current and long term debt was partially offset by decreases due to:  (i) $4.9 million of principal and interest payments to our senior lender, (ii) $5.7 million of principal and interest payments to the State Bank of India loan and Secunderabad Oils working capital loan in India, and (iii) $1.6 million in discount issuance costs to be amortized.  Current assets decreased by $0.6 million, primarily due to a (i) $0.4 million increase in cash partially offset by a (ii) $0.8 million decrease in inventories and (iii) $0.2 million decrease in accounts receivable and other assets.

Net cash provided by operating activities during the nine months ended September 30, 2016 was $0.4 million, consisting of non-cash charges of $8.5 million, net changes in operating assets and liabilities of $6.1 million, and net loss of $14.2 million. The non-cash charges consisted of:  (i) $4.4 million in amortization of debt issuance costs and patents, (ii) $3.5 million in depreciation expenses and (iii) $0.6 million in stock-based compensation expense.  Net changes in operating assets and liabilities consisted primarily of a decrease in accounts payable of $1.3 million and an increase in other assets of $0.2 million, partially offset by:  (i) a $0.7 million increase in other liabilities, (ii) a $1.0 million decrease in prepaid expenses, accounts receivable and inventory, and (iii) a $5.9 million increase in accrued interest.

Cash used by investing activities consists of capital expenditures of $0.5 million mostly from UBPL operations.

Cash provided by financing activities was $0.4 million, primarily from proceeds from borrowings of $8.5 million, partially offset by payments in principal on long-term term loans of $8.1 million.

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

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendants EdenIQ, Inc. (EdenIQ) and its CEO, Brian D. Thome, and Trinity Capital Investments (Trinity).  The lawsuit is based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of the Company and EdenIQ.  The lawsuit also asserts that EdenIQ and Mr. Thome fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology which the Company would not have done but for the merger agreement. The relief sought includes EdenIQ’s specific performance of the merger agreement and monetary damages, as well as punitive damages, attorneys’ fees, and costs.

On March 10, 2011, UBPL, our India operating subsidiary, received a demand notice from the State Bank of India under the Agreement of Loan for Overall Limit dated as of June 26, 2008.  The notice informed UBPL that an event of default had occurred for failure to make an installment payment on the loan commencing June 2009 and demanded repayment of the entire outstanding indebtedness of 19.60 crore rupees (approximately $3.2 million) together with all accrued interest thereon and any applicable fees and expenses.  Upon the occurrence and during the continuance of an Event of Default, interest accrues at the default interest rate of 2% above the State Bank of India Advance Rate.  The default period began on July 1, 2009 when the principal payment was deemed past due; and we have accrued interest at the default rate since the beginning of the default period.  On August 22, 2015, UBPL received a One Time Settlement Sanction Letter from the State Bank of India allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days after which the interest rate is payable at a rate of 2% above the base rate of Reserve Bank of India and certain releases by both parties.  On October 20, 2016, UBPL paid the final stipulated amount and received relief for prior accrued interest in the amount of approximately $2.1 million.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District Court for the Eastern District of California – Fresno Division against us and our subsidiary, AAFK.  The case was transferred to the Southern District of Indiana and joined to a pending Multidistrict Litigation.  The complaint alleges infringement of patent rights assigned to Greenshift and pertaining to corn oil extraction processes we employ, and seeks royalties, treble damages, attorney’s fees, and injunctions precluding us from further infringement.  The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC.  Valicor has no obligations to indemnify us.  On October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid and, therefore, not infringed and adopted this finding in our case on January 16, 2015.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided.  We believe the likelihood of Greenshift succeeding on appeal of the invalidity findings is small since the Court’s findings included several grounds for invalidity of each allegedly infringed patent.  If Greenshift successfully appeals the findings of invalidity, damages may be $1 million or more.  The only remaining claim in the suit alleges that GS Cleantech obtained the patents at issue by inequitably conducting itself before the United States Patent Office.  A trial in the District Court for the Southern District of Indiana on that issue was concluded and the Court found the patents unenforceable because of inequitable conduct by GS Cleantech before the Patent and Trademark Office.  GS Cleantech has asked the Court to reconsider its decision, citing the existence of a recently issued patent which the patent examiner allowed despite the Court’s findings and the allowance of which the Court did not consider when making its decision of inequitable conduct.  GS Cleantech has indicated it will appeal the current ruling on inequitable conduct if the Court’s reconsideration does not result in a change in its findings.

Item 1A.  Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 28, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2016, we issued 113 thousand shares of our common stock to two subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3.   Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended September 30, 2016

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

Date: November 14, 2016

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2016