Form 10-K
period 2016-12-31
AEMETIS, INC
filed 2017-03-17
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $26,667,402 as of June 30, 2016 based on the average bid and asked price on the NASDAQ Markets reported for such date.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on February 28, 2017 was 19,696,447 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts.  Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding management’s plans; trends in demand for renewable fuels; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for  biodiesel and its by-products, including continuing to expand our sales into international markets; the impact of changes in regulatory policies on our performance, including the Indian government’s recent changes to tax policies, diesel prices and related subsidies; our ability to continue to develop new, and to maintain and protect  new and existing, intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

I tem 1.  Business

General

We are an international renewable fuels and biochemicals company focused on the production of advanced fuels and chemicals through the acquisition, development, and commercialization of innovative technologies that replace traditional petroleum-based products by conversion of first-generation ethanol and biodiesel plants into advanced biorefineries. We operate in two reportable geographic segments:  “North America” and “India.”  For revenue and other information regarding our operating segments, see Note 13- Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

We were incorporated in Nevada in 2006.

We own and operate a 60 million gallon per year ethanol production facility located in Keyes, California (the Keyes plant).  The facility produces its own combined heat and power (CHP) through the use of a natural gas-powered steam turbine and reuses 100% of its process water with zero water discharge.  In addition to ethanol, the Keyes plant produces Wet Distillers Grains (WDG), Distillers Corn Oil (DCO), and Condensed Distillers Solubles (CDS), all of which are sold to local dairies and feedlots as animal feed.  The primary feedstock for the production of low carbon fuel ethanol at the Keyes facility is Number Two yellow dent corn.  The corn is procured from various Midwestern grain facilities and shipped, via Union Pacific Rail Road, to an unloading facility adjacent to the plant.

We also lease a site near the Keyes plant where we plan to utilize waste-to-fuel technology that we have licensed from LanzaTech (the LanzaTech Technology) to build a cellulosic ethanol production facility (the Keyes Cellulosic Ethanol Facility) capable of converting local California biomass waste – including agricultural waste, forest waste, dairy waste, and construction and demolition waste – to ultra-low carbon cellulosic ethanol.  The Keyes Cellulosic Ethanol Facility plans to utilize the distillation and logistics infrastructure at our Keyes plant.  By producing low carbon intensity cellulosic fuel ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers and California’s Low Carbon Fuel Standard (LCFS) carbon credits.

We also own and operate a biodiesel production facility in Kakinada, India (the Kakinada plant) with a nameplate capacity of 150,000 metric tons per year, which is equal to about 50 million gallons per year.  We believe this facility is one of the largest biodiesel production facilities in India on a nameplate capacity basis.  Our objective is to continue to capitalize on the substantial growth potential of the industry in India and address established markets in the European Union and United States of America.

Strategy

Key elements of our strategy include:

North America

Leverage technology for the development and production of additional advanced biofuels and renewable chemicals. In March 2016, we acquired the exclusive rights to the LanzaTech Technology for the conversion of agricultural waste, forest waste, dairy waste, and construction and demolition waste to ultra-low carbon fuel ethanol in California.  We intend to utilize this technology to produce advanced ethanol from local California biomass wastes.  Utilizing a phased approach, we initially anticipate adopting the LanzaTech Technology at the Keyes Cellulosic Ethanol Facility, which will initially be an estimated eight million gallon per year name-plate capacity processing unit, and eventually expand to an estimated 32 million gallon per year name-plate production capacity plant. We also plan on licensing the LanzaTech Technology to other existing California-based ethanol plants.  In addition, we continue to evaluate new technology and develop technology under our existing patents, patent pending and in-process research and development to produce renewable chemicals and advanced fuels from renewable feedstocks. Our objective is to continue to commercialize this technology and expand the production of advanced biofuel technologies and other bio-chemicals in the United States.

Diversify and expand revenue and cash flow by continuing to develop and adopt value-added by-product processing systems.  During April 2012, we installed a DCO extraction unit at the Keyes plant and began extracting corn oil for sale into the livestock feed market beginning in May 2012.  During 2014, we installed a second oil extraction system to further improve corn oil yields from this process. We continue to evaluate and, as allowed by available financing and incremental profitability, adopt additional value-added processes that increase the value of the ethanol, distillers grain, corn oil and CO2 produced at the Keyes plant, including adding liquefied CO2 processing capability.  Advanced planning is underway to partner with a leading industrial gas supplier to build a liquid CO2 capture plant adjacent to the Keyes plant.

Acquire, license our technologies to, or Joint venture with other ethanol and biodiesel plants.  There are approximately 200 ethanol plants and one hundred biodiesel plants in the U.S., as well as plants in Brazil, Argentina, India and elsewhere, that could be upgraded to expand revenues and improve cash flow using technology commercially deployed or licensed by us.  After developing and commercially demonstrating technologies at the Keyes and/or Kakinada plants, we will evaluate on an opportunistic basis the benefit of acquiring ownership of a portion of or all of other biodiesel production facilities, or entering into joint-venture or licensing agreements with other ethanol, renewable diesel or renewable jet fuel facilities.

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

India

Capitalize on recent policy changes by the Government of India, particularly those reducing the subsidies on diesel, reducing unfair taxation of feedstock, reducing restrictions on sales of fuel into the transportation markets, and promoting the use of renewable transportation fuels.  We plan to continue to pursue the traditional bulk and transportation biodiesel markets in India, which may become more economically attractive as a result of potential changes to government tax structures (biodiesel is not subsidized in India) and policies. With the rationalization of indirect taxation by the introduction of Goods and Services Tax, business to government Oil Marketing Company contracts will open up. Additionally, with the European Union exempting Indian biodiesel from a 6.5% import duty starting January 1, 2017, we plan to pursue export sales and look to aggressively sell in the European Union.

Expand alternative market demand for biodiesel and its by-products.  We plan to create additional demand for our biodiesel and its by-products by developing additional alternative markets.  In 2011, we began selling biodiesel to textile manufacturers for use as an anti-static chemical.  In the first quarter of 2012, we completed glycerin refining and oil pre-treatment units and began selling refined glycerin to manufacturers of paints and adhesives.  In 2012, our India subsidiary received an Indian Pharmacopeia license, which enables the sale of refined glycerin to the Indian pharmaceutical industry.

Continue to develop international markets.  We expect to increase sales by selling our biodiesel into international markets.  During 2014, we completed the construction of a biodiesel distillation column, which allows us to produce a high-quality biodiesel product meeting European Union standards.  We received the certifications necessary to meet the International Sustainability and Carbon Certification (ISCC) standard, allowing for further access to European markets for our biodiesel products. During 2015, we obtained the pathway certification permitting importation of biodiesel into California. In 2016, the European Commission adopted a list of new product categories originating in GSP (Generalized System of Preferences) beneficiary countries for which GSP tariff preferences will be suspended from January 1, 2017 until December 31, 2019. Our distilled biodiesel falls under the category giving us at least a 6.5% tariff suspension from January 1, 2017. We believe that this ruling will allow us to access the European markets for our high quality distilled biodiesel.

Diversify our feedstocks from India and international sources.  We designed our Kakinada plant with the capability to produce biodiesel from multiple feedstocks.  In 2009, we began to produce biodiesel from non-refined palm oil (NRPO).  During 2014, we further diversified our feedstock with the introduction of animal oils and fats, which we used for the production of biodiesel to be sold into the European markets.  The Kakinada plant is capable of producing biodiesel from used cooking oil (UCO), which can be supplied from China, the Middle East and other foreign markets, as well as domestic India suppliers.

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

2016 Highlights

North America

During 2016, we produced four products at the Keyes plant:  denatured fuel ethanol, WDG, DCO), and CDS, or corn syrup.  We sold 100% of the ethanol and WDG produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell.  J.D. Heiskell in turn sells 100% of our ethanol to Kinergy Marketing LLC (“Kinergy”) and 100% of our WDG to A.L. Gilbert Co. (“A.L. Gilbert”), a local feed and grain business. We sell DCO to local animal feedlots (primarily poultry) as well as other feed mills for use in various animal feed products. Small amounts of CDS were sold to various local third parties as an animal feed supplement.

The following table sets forth information about our production and sales of ethanol and its by-products in 2016 and 2015:

	2016	2015	% Change
Ethanol
Gallons Sold (in thousands)	55,641	55,787	-0.3%
Average Sales Price/Gallon	$1.78	$1.74	2.3%
WDG
Tons Sold (in thousands)	372	360	3.3%
Average Sales Price/Ton	$70.61	$79.68	-11.4%

Ethanol pricing for sales to J.D. Heiskell is determined pursuant to a marketing agreement between Kinergy and us, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area as published by the Oil Price Information Service (OPIS), as well as quarterly contracts negotiated by Kinergy with numerous fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us, and is generally determined in reference to the local price of dry distillers grains (DDG), corn, and other protein feedstuffs.

India

In 2016, we produced two products at the Kakinada plant: biodiesel and refined glycerin.  Crude glycerin produced as a by-product of the production of biodiesel was further processed into refined glycerin.

The following table sets forth information about our production and sales of biodiesel and refined glycerin in 2016 and 2015:

	2016	2015	% Change
Biodiesel
Tons sold (1)	16,080	19,523	-18%
Average Sales Price/Ton	$739	$724	2%
Refined Glycerin
Tons sold	4,413	4,653	-5%
Average Sales Price/Ton	$582	$668	-13%

(1)
1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

Major new developments in 2016 include approval to use 100 percent biodiesel (B100) in commercial vehicles, which allowed us to sell the drop-in biofuel into major bulk commercial channels during the warmer months of the year, and the removal of European biofuel-related import tariffs on goods from India for approximately three years, which is expected to favorably impact the profitability of our Indian operations.

Competition

North America

According to the U.S. Energy Information Agency, there were approximately 200 operating commercial fuel ethanol production facilities in the U.S. with a combined nameplate production of approximately 14.9 billion gallons per year in 2016.  The production of ethanol is a commodity-based business where producers compete on the basis of price.  We sell ethanol into the Northern California market; however, since insufficient production capacity exists in California to supply the state’s total fuel ethanol consumption (in excess of 1.5 billion gallons annually); we compete with ethanol transported into California from Midwestern producers.  Similarly, our co-products, principally WDG and DCO, are sold into California markets and compete with DDG and corn oil transported into the California markets as well as alternative feed products.

India

With respect to biodiesel sold as fuel, we compete primarily with the producers of petroleum diesel, consisting of the three state-controlled oil companies:  Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies:  Reliance Petroleum and Essar Oil, all of whom have significantly larger market shares than we do and control a significant share of the distribution network.  These competitors may also purchase our product for blending and further sales to their customers.  We compete primarily on the basis of price.  The price of biodiesel is impacted by the price of petroleum diesel, which, during 2015, was allowed to float to market pricing by the Indian government.  Prior to 2015, the Indian government subsidized state-controlled oil companies, creating a disparity between the cost of oil on the open market and the price we could obtain from sales of biodiesel.  In 2015, the Indian government allowed for the sale of biodiesel to bulk fuel customers. With respect to international markets, principally the European markets, we compete with biodiesel from Europe, Argentina, Indonesia and Malaysia, some of which subsidize their biodiesel industry using government payment and taxation programs to promote the sales of their products into these markets. In 2016, European biofuel-related import tariffs on goods from India were removed for approximately three years, which is expected to favorably impact the profitability of our Indian operations.

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

India

During 2016, we derived 82% and 18% of our sales from biodiesel and refined glycerin respectively. Out of the 82% of biodiesel sales, two customers accounted for more than 10% of our sales of biodiesel at 51% and 12%. None of our refined glycerin customers have accounted for more than 10% of our sales on the consolidated India segment revenues in 2016. During 2015, we derived 82%, and 18% of our sales from biodiesel and refined glycerin, respectively. Out of the 82% of biodiesel sales, only one customer accounted for more than 10% of our sales of biodiesel at 56%. None of our refined glycerin customers have accounted for more than 10% of our sales on the consolidated India segment revenues in 2015.

Pricing

North America

We sell 100% of the ethanol and WDG we produce to J.D. Heiskell.  Ethanol pricing is determined pursuant to a marketing agreement between Kinergy and us and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay area in California, as published by OPIS, as well as the terms of quarterly contracts negotiated by Kinergy with local fuel blenders and available premiums for fuel with low carbon intensity as provided by California’s LCFS.  The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us and is generally determined in reference to the price of DDG, corn, and other protein feedstuffs, based on local pricing in California’s Central Valley.

India

In India, the price of biodiesel is based on the price of petroleum diesel, which floats with changes in the price determined by the international markets.  Biodiesel sold into Europe is based on the spot market price.  We sell our biodiesel primarily to resellers, distributors and refiners on an as-needed basis.  We have no long-term sales contracts.  Our biodiesel pricing is related to the price of petroleum diesel, and the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations.

Raw Materials and Suppliers

North America

We entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell in March 2011, which we amended in May 2013 (Heiskell Agreement). Under the Heiskell Agreement, we agreed to procure Number Two yellow dent corn from J.D. Heiskell. We have the ability to obtain corn from other sources subject to certain conditions; however, in 2016, all of our corn supply was purchased from J.D. Heiskell.  Title to the corn and risk of loss pass to us when the corn is deposited into our weigh bin.  We also purchased 80,000 tons of milo from J.D. Heiskell during 2016.  The agreement is automatically renewed for additional one-year terms. The current term is set to expire on December 31, 2017.

India

In 2016, all of our biodiesel was produced from NRPO. A number of edible oil processing facilities that produce NRPO as a by-product operate near the Kakinada. The receiving capabilities of the Kakinada plant allow for import of feedstock using the local port at the Kakinada plant. During 2016 and 2015, we imported crude glycerin for further processing into refined glycerin.  In addition to feedstock, the Kakinada plant requires quantities of methanol and chemical catalysts for use in the biodiesel production process.  These chemicals are also readily available and sourced from a number of suppliers surrounding the Kakinada plant.  We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

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

In March 2011, we entered into a WDG Purchase and Sale Agreement with A.L. Gilbert, pursuant to which A.L. Gilbert agreed to market on an exclusive basis all of the WDG we produce.  The agreement is automatically renewed for additional one-year terms.  The current term is set to expire on December 31, 2017.

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol.  The agreement is automatically renewed for additional one-year terms.  The current term is set to expire on August 31, 2017.

India

We sell our biodiesel and refined glycerin (i) to end-users utilizing our own sales force and independent sales agents and (ii) to brokers who resell the product to end-users.  We pay a sales commission on sales arranged by independent sales agents.

Commodity Risk Management Practices

North America

The cost of corn and the price of ethanol are volatile and the correlation of these commodities form the basis for the profit margin at our Keyes plant.  We are, therefore, exposed to commodity price risk.  Our risk management strategy is to operate in the physical market by purchasing corn and selling ethanol on a daily basis at the then prevailing market price.  We monitor these prices daily to test for an overall positive variable contribution margin. We periodically explore methods of mitigating the volatility of our commodity prices. During the fourth quarter of 2016, we offered three month WDG contracts to our customers, which we offset with the purchase of corn basis, and essentially locking in our margin on this product. We may opportunistically purchase milo when market conditions present favorable conditions and enter into market hedges when we believe those hedge positions mitigate volatility.  Similarly, with the EPA certification received in August 2013, we intend to opportunistically purchase the combination of milo and biogas to generate advanced biofuel RIN credits, when market conditions present favorable margins.

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

In addition, to minimize our commodity risk, we modified the processes within our facility to utilize lower cost NRPO, which enables us to reduce our feedstock costs.  Our ability to mitigate the risk of falling biodiesel prices is more limited.  The price of our biodiesel is generally indexed to the price of petroleum diesel, which is set by the Indian government. In January 2015, the Indian government fully lifted subsidies for diesel by increasing the sales price of diesel to the market price.

We have in the past, and we may in the future, use forward purchase contracts and other hedging strategies; however, the extent to which we engage in these risk management strategies may vary substantially from time to time depending on market conditions and other factors.

Research and Development

Our R&D efforts consist of working to develop and commercialize our existing microbial technology, to evaluate third party technologies, and to expand the production of ethanol and other renewable bio-chemicals in the United States. The primary objective of this development activity is to optimize the production of ethanol using either our proprietary, patent-pending enzyme technology for large-scale commercial production or the evaluation of third party technologies which have promise for large-scale commercial adoption at one of our operating facilities.  Our innovations are protected by several issued or pending patents.  We are in the process of filing additional patents that will further strengthen our portfolio.  Some core intellectual property has been exclusively and indefinitely licensed from the University of Maryland. R&D expense was $0.4 million each in the years ended 2016 and 2015.

Patents and Trademarks

We have filed a number of trademark applications within the U.S.  We do not consider the success of our business, as a whole, to be dependent on these trademarks.  In addition, we hold ten awarded patents in the United States.  Our patents cover the Z-microbeTM and production of cellulosic ethanol and a technology to convert carbon chain chemical structures.  We intend to develop, maintain and secure further intellectual property rights, and pursue new patents to expand upon our current patent base.

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

We have received, and in the future we may receive additional, claims of infringement of other parties’ proprietary rights.  See Item 3. Legal Proceedings, below.  Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that future assertions or prosecutions could harm our business.  Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements.  Such royalty or licensing arrangements, if required, may require us to license back our technology or may not be available on terms acceptable to us, or at all.

Environmental and Regulatory Matters

North America

In late 2016, the EPA finalized the volume requirements and associated percentage standards that apply under the RFS program in calendar year 2017 for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel, as well as the volume requirement for biomass-based diesel for 2018.

The final volumes requirements represent continued growth over historic levels. The final percentage standards meet or exceed the volume targets specified by Congress for total renewable fuel, biomass-based diesel and advanced biofuel.

Renewable Fuel Volume Requirements for 2014-2018
Year	2014	2015	2016	2017	2018
Cellulosic biofuel (million gallons)	33	123	230	311	n/a
Biomass-based diesel (billion gallons)	1.63	1.73	1.9	2.0	2.1
Advanced biofuel (billion gallons)	2.67	2.88	3.61	4.28	n/a
Renewable fuel (billion gallons)	16.28	16.93	18.11	19.28	n/a

Source: Environmental Protection Agency

Total volumes grew 1.2 billion gallons under the renewable fuel standards from 2016 to 2017, a 6 percent increase.

The volume requirements of advanced renewable fuel, which require 50 percent lifecycle carbon emissions reductions, grew by roughly 700 million gallons between 2016 and 2017. The non-advanced or “conventional” renewable fuel volume requirement increases in 2017 meet the 15 billion gallon statutory congressional mandate for conventional fuels.

Volume requirements for cellulosic biofuel, which must achieve at least 60 percent lifecycle greenhouse gas emissions reductions, grew by 35 percent over the 2016 standard. Volume requirements for advanced biofuels, which is comprised of biomass-based diesel, cellulosic biofuel, and other biofuels that achieve at least 50 percent lifecycle greenhouse gas emissions reductions, increased by 19 percent over the 2016 standard.

We are subject to federal, state and local environmental laws, regulations and permit conditions, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees.  These laws, regulations and permits may, from time to time, require us to incur significant capital costs.  These include, but are not limited to, testing and monitoring plant emissions, and where necessary, obtaining and maintaining mitigation processes to comply with regulations.  They may also require us to make operational changes to limit actual or potential impacts to the environment.  A significant violation of these laws, regulations, permits or license conditions could result in substantial fines, criminal sanctions, permit revocations and/or facility shutdowns.  In addition, environmental laws and regulations change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures.

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes.  If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material contamination or any such third party claims.  Based on our current assessment of the environmental and regulatory risks, we have not accrued any amounts for environmental matters as of December 31, 2016.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

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

New laws or regulations relating to the production, disposal or emission of carbon dioxide and other greenhouse gases may require us to incur significant additional costs with respect to ethanol plants that we build or acquire.  For example, in 2007, Illinois and four other Midwestern states entered into the Midwestern Greenhouse Gas Reduction Accord, which directs participating states to develop a multi-sector cap-and-trade mechanism to help achieve reductions in greenhouse gases, including carbon dioxide.  We currently conduct our North American commercial activities exclusively in California; however, it is possible that other states in which we plan to conduct business could join this accord or require other carbon dioxide emissions reductions.  Climate change legislation is being considered in Washington, D.C. this year which may significantly impact the biofuels industry’s emissions regulations, as will the Renewable Fuel Standard, California’s Low Carbon Fuel Standard, and other potentially significant changes in existing transportation fuels regulations.

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

Employees

At December 31, 2016, we had a total of 144 employees, comprised of 14 full-time and two part-time equivalent employees in our corporate offices, 45 full-time equivalent employees at the Keyes plant, one full-time equivalent employee in our Maryland research and development facility and 82 full-time equivalent employees in India.

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

Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities.  As of December 31, 2016, we had an accumulated deficit of approximately $129.9 million.  For our fiscal years ended December 31, 2016 and 2015, we reported a net loss of $15.6 million and $27.1 million, respectively.  We may incur losses for an indeterminate period of time and may not achieve consistent profitability.  An extended period of losses or negative cash flow may prevent us from successfully operating and expanding our business.

We are dependent upon our working capital agreements with J.D. Heiskell and Secunderabad Oils Limited.

Our ability to operate our Keyes plant depends on maintaining our working capital agreement with J.D. Heiskell, and our ability to operate the Kakinada plant depends on maintaining our working capital agreement with Secunderabad Oils Limited ( Secunderabad Agreement).The Heiskell Agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that J.D. Heiskell may terminate the agreement by notice 90 days prior to the end of the initial term or any renewal term.  The current term extends through December 31, 2017.  In addition, the agreement may be terminated at any time upon a default, such as payment default, bankruptcy, acts of fraud or material breach under one of our related agreements with J.D. Heiskell.  The Secunderabad Agreement may be terminated at any time by either party upon written notice.  If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn or sorghum supply, which we may be unable to do in a timely manner or at all.  If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

Disruptions in ethanol production infrastructure may adversely affect our business, results of operations and financial condition.

Our business depends on the continuing availability of rail, road, port, and storage and distribution infrastructure. In particular, due to limited storage capacity at the Keyes plant and other considerations related to production efficiencies, the Keyes plant depends on just-in-time delivery of corn and milo. The delivery and transformation of feedstock requires a significant and uninterrupted supply of corn and milo, principally delivered by rail, as well as other raw materials and energy, primarily electricity and natural gas. The prices of rail, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. The national rail system, as well as local electricity and gas utilities, may not be able to reliably supply the rail logistics, electricity and natural gas that the Keyes plant will need or may not be able to supply those resources on acceptable terms. Any disruptions in the ethanol production infrastructure, whether caused by labor difficulties, earthquakes, storms, other natural disasters, or human error or malfeasance or other reasons, could prevent timely deliveries of corn, milo or other raw materials and energy and may require the Keyes plant to halt production, which could have a material adverse effect on our business, results of operations and financial condition.

Our results from operations are primarily dependent on the spread between the feedstock and energy we purchase and the fuel, animal feed and other products we sell.

The results of our ethanol production business in the U.S. are significantly affected by the spread between the cost of the corn and natural gas that we purchase and the price of the ethanol, WDG and DCO that we sell. Similarly, in India our biodiesel business is primarily dependent on the price difference between the costs of the feedstock we purchase (principally NRPO and crude glycerin) and the products we sell (principally distilled biodiesel and refined glycerin).  The markets for ethanol, biodiesel, WDG, DCO and glycerin are highly volatile and subject to significant fluctuations.  Any decrease in the spread between prices of the commodities we buy and sell, whether as a result of an increase in feedstock prices or a reduction in ethanol or biodiesel prices, would adversely affect our financial performance and cash flow and may cause us to suspend production at either of our plants.

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

Our indebtedness and interest expense could limit cash flow and adversely affect operations and our ability to make full payment on outstanding debt.

For the year ended December 31, 2016, we recognized $11.5 million in interest expense, primarily due to higher debt balances in  2016. Our high levels of interest expense pose potential risks such as:

●
A substantial portion of cash flows from operations are used to pay principal and interest on debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, research and development and other general corporate purposes;
●
Insufficient cash flows from operations may force us to sell assets, or seek additional capital, which we may not be able to accomplish on favorable terms, if at all; and
●
The level of indebtedness may make us more vulnerable to economic or industry downturns.

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

Under our note facilities with Third Eye Capital Corporation (Third Eye Capital), we owe approximately $61.6 million, excluding debt discounts, as of December 31, 2016.  Our indebtedness and interest payments under these note facilities are currently substantial and may adversely affect our cash flow, cash position and stock price.  The maturity date of these notes has been extended to April 2018, although the maturity can be extended to April 2019 upon payment of certain fees.  We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes.  We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the maturities of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we are unable to amend our current note purchase agreement with Third Eye Capital, our ability to pay dividends could be restrained.

Our business is dependent on external financing and cash from operations to service debt and provide future growth.

The adoption of new technologies at our ethanol and biodiesel plants and our working capital requirements are financed in part through debt facilities.  We may need to seek additional financing to continue or grow our operations.  However, generally unfavorable credit market conditions may make it difficult to obtain necessary capital or additional debt financing on commercially viable terms or at all.  If we are unable to pay our debt we may be forced to delay or cancel capital expenditures, sell assets, restructure our indebtedness, seek additional financing, or file for bankruptcy protection.  Debt levels or debt service requirements may limit our ability to borrow additional capital, make us vulnerable to increases in prevailing interest rates, subject our assets to liens, limit our ability to adjust to changing market conditions, or place us at a competitive disadvantage to our competitors.  Should we be unable to generate enough cash from our operations or secure additional financing to fund our operations and debt service requirements, we may be required to postpone or cancel growth projects, reduce our operations, or may be unable to meet our debt repayment schedules.  Any one of these events would likely have a material adverse effect on our operations and financial position.

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

 We may not receive the funds we expect under our EB-5 program

Our EB-5 program allows for the issuance of up to 72 subordinated convertible promissory notes, each in the amount of $0.5 million due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million. As of December 31, 2016, $34 million has been raised through the EB-5 program and invested in an Aemetis subsidiary and $1 million in investor funds remain in an escrow account pending release approval by the U.S. Citizenship and Immigration Services (USCIS). The $1.0 million in EB-5 program funds remaining in escrow may require more than a year to obtain USCIS approval. Additionally, the USCIS could deny approval of the loans, and then we would not receive some or all of the subscribed funds.  If the USCIS takes longer to approve the release of funds in escrow, or does not approve the loans at all, it would have a material adverse effect on our cash flows available for operations, and thus could have a material adverse effect on our results of operations.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, manufacturing and scientific personnel, in particular our Chairman and Chief Executive Officer, Eric McAfee.  We do not maintain any key person insurance. Competition for qualified personnel in the renewable fuel and bio-chemicals manufacturing fields is intense.  Our future success will depend on, among other factors, our ability to retain our current key personnel and attract and retain qualified future key personnel, particularly executive management.  Failure to attract or retain key personnel could have a material adverse effect on our business and results of operations.

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

 Our Chief Executive Officer has outside business interests that could require time and attention.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOL”) carried over from prior taxable years. As of December 31, 2016, we had U.S. federal NOL carryforwards of approximately $161.0 million and state NOL carryforwards of approximately $154.0 million.  The federal and state net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2036.

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

EdenIQ’s attempt to terminate and failure to close the EdenIQ Merger, and litigation pertaining to the EdenIQ Merger, may negatively impact our business and operations.

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against EdenIQ and its CEO, Brian D. Thome. The lawsuit is based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of the Company and EdenIQ (the EdenIQ Merger). The relief sought includes specific performance of the merger agreement and monetary damages, as well as punitive damages, attorneys’ fees, and costs. We have incurred and may continue to incur additional costs in connection with the prosecution of the currently pending, and any future, litigation relating to the EdenIQ Merger. We believe that our lawsuit against EdenIQ is an enforcement of our rights under the Merger Agreement. We cannot predict the outcome of such litigation. Such litigation may also create a distraction for our management team and board of directors and require time and attention. Any litigation relating to the EdenIQ Merger or EdenIQ’s wrongful termination of and failure to close the EdenIQ Merger would adversely affect our ability to leverage EdenIQ’s technologies for the development of additional advanced biofuels and renewable chemicals and could adversely impact our ability to execute our business plan and our financial condition and results of operations.

Our business may be significantly disrupted upon the occurrence of a catastrophic event or cyberattack.

Our Keyes and Kakinada plants are highly automated and rely extensively on the availability of our network infrastructure and our internal technology systems. The failure of our systems due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyberattack or war, could adversely impact our business, financial results and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event; however there can be no assurance that these plans and systems would enable us to return to normal business operations.

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

Risks related to ownership of our stock

If the trading price of our common stock fails to comply with the continued listing requirements of NASDAQ, we could face possible delisting. NASDAQ delisting could materially adversely affect the market for our shares.

Since August 2016, our common stock has traded on The NASDAQ Capital Market at less than $2.00 per share.  If at any time our common stock does not maintain a minimum bid price of $1.00 per share for 30 consecutive days, as required by NASDAQ Listing Rule 5450(a)(1), then NASDAQ may provide written notification regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal the NASDAQ determination.

We cannot be sure that our price will comply with the requirements for continued listing of our common shares on The NASDAQ Capital Market, or that any appeal of a decision to delist our common shares will be successful. If our common shares lose their listed status on The NASDAQ Capital Market and we are not successful in obtaining a listing on another exchange, our common shares would likely trade in the over-the-counter market.

If our shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, and Laird Q. Cagan, a former board member, in the aggregate, beneficially own 24.3% of our common stock outstanding.  In addition, the other members of our Board of Directors and management, in the aggregate, excluding Eric McAfee, beneficially own approximately 6.0% of our common stock.  Our lender, Third Eye Capital, acting as principal and an agent, beneficially owns 9.1% of our common stock.  As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions.  See “Security Ownership of Certain Beneficial Owners and Management.”  The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, and could deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

 The conversion of convertible securities and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment and reduce the voting power of your shares, impede our ability to obtain additional financing and cause us to incur additional expenses.

Our Series B convertible preferred stock is convertible into our common stock.  As of December 31, 2016, there were 1.3 million shares of our Series B convertible Preferred Stock outstanding, convertible into 130 thousand shares of our common stock on 10 to 1 ratio.  Certain of our financing arrangements, such as our EB-5 notes are convertible into shares of our common stock at fixed prices.  Additionally, there are outstanding warrants and options to acquire our common stock issued to employees, directors and others.  As of December 31, 2016, there were outstanding warrants and options to purchase 2.0 million shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

North America

Corporate Office.  Our corporate headquarters are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA. The Cupertino facility office space consists of 9,238 rentable square feet. We extended the lease in February 2015 for an additional five years ending on May 31, 2020.  From July 2009 through July 2012, we sublet office space consisting of 3,104 rentable square feet to Solargen, Inc., then from June 1, 2013 through December 31, 2016, we sublet office space consisting of 3,104 rentable square feet to Splunk Inc., at a monthly rent rate equal to the rent charged to us by our landlord.

Ethanol Plant in Keyes, CA.  On July 6, 2012, we acquired Cilion, Inc., including the Keyes plant. The Keyes plant is situated on approximately 11 acres of land and contains 25,284 square feet of plant building and structures. The property is located next to Union Pacific rail road system to facilitate the transportation of raw materials. Our tangible and intangible assets, including the Keyes plant, are subject to perfected first liens and mortgages as further described in Note 4. Debt, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Item 3.  Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendants EdenIQ, Inc. (EdenIQ) and its CEO, Brian D. Thome and Trinity Capital Investments (Trinity).  The lawsuit is based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of the Company and EdenIQ.  The lawsuit also asserts that EdenIQ and Mr. Thome fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology, which the Company would not have done but for the merger agreement. The relief sought includes EdenIQ’s specific performance of the merger agreement and monetary damages, as well as punitive damages, attorneys’ fees, and costs.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District Court for the Eastern District of California – Fresno Division against us and our subsidiary, AAFK.  The case was transferred to the Southern District of Indiana and joined to a pending Multidistrict Litigation.  The complaint alleges infringement of patent rights assigned to Greenshift and pertaining to corn oil extraction processes we employ and seeks royalties, treble damages, attorney’s fees, and injunctions precluding us from further infringement.  The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC.  Valicor has no obligations to indemnify us.  On October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid and, therefore, not infringed and adopted this finding in our case on January 16, 2015.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided.  We believe the likelihood of Greenshift succeeding on appeal of the invalidity findings is small since the Court’s findings included several grounds for invalidity of each allegedly infringed patent.  If Greenshift successfully appeals the findings of invalidity, damages may be $1 million or more.  The suit also alleged that GS Cleantech obtained the patents at issue by inequitably conducting itself before the United States Patent Office.  A trial in the District Court for the Southern District of Indiana on that issue was concluded and the Court found the patents unenforceable because of inequitable conduct by GS Cleantech and its counsel before the Patent and Trademark Office.  GS Cleantech has asked the Court to reconsider its decision, citing the existence of a recently issued patent that the patent examiner allowed despite the Court’s findings and the allowance of which the Court did not consider when making its decision of inequitable conduct.  GS Cleantech has indicated it will appeal the current ruling on inequitable conduct if the Court’s reconsideration does not result in a change in its findings. The Court’s reconsideration has been stayed until April 10, 2017.

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

The following table sets forth the high and low sale prices of our common stock for the quarterly reporting periods indicated:

Quarter Ending	High	Low
2016
December 31,	$1.98	$1.09
September 30,	$2.31	$1.01
June 30,	$2.94	$1.70
March 31,	$2.83	$1.51
2015
December 31,	$3.05	$1.80
September 30,	$3.89	$2.35
June 30,	$5.05	$3.60
March 31,	$6.18	$3.39

Shareholders of Record

According to the records of our transfer agent, we had 410 stockholders of record as of February 21, 2017.  This figure does not include "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of its business and to reduce its outstanding debt and do not anticipate paying any cash dividends in the foreseeable future.  Information with respect to restrictions on paying dividends is set forth in Note 4. Debt of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

None.

Item 6.  Selected Financial Data

Not applicable.

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

●
Results of Operations.  An analysis of our financial results comparing the twelve months ended December 31, 2016 and 2015.

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

Overview

We are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by converting first generation biofuel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol production facility (Keyes plant) in California’s Central Valley, where we manufacture and produce denatured fuel ethanol, WDG, DCO and CDS, or syrup, and a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India (Kakinada plant), where we manufacture and produce high quality distilled biodiesel and refined glycerin.   In addition, we are continuing to operate a research and development laboratory at the Maryland Biotech Center, and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

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

North America

We produce four products at the Keyes plant:  denatured fuel ethanol, WDG, DCO and CDS.  In 2016, we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell.  DCO was sold to J.D. Heiskell and other local animal feedlots (primarily poultry). Small amounts of CDS were sold to various local third parties. Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by OPIS, as well as quarterly contracts negotiated by Kinergy with local fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us, and is generally determined in reference to the price of DDG and corn. North American revenue is dependent on the price of ethanol and WDG.  Ethanol pricing is influenced by national inventory levels, national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply of DDG, and demand from the local dairy and feed markets.  Our revenue is further influenced by our decision to operate the Keyes plant at any capacity level, maintenance requirements, and the influences of the underlying biological processes.  During 2016, the most significant factors impacting revenue were the price received for ethanol and the price received for WDG.

India

During the twelve months ended December 31, 2016 and 2015, we operated the Kakinada plant.  However, our India operations were constrained by funds available from our working capital partner, the State Bank of India loan repayments, and by the volatility of feedstock prices.

The India segment has benefited from several recent governmental policy changes beginning in October 2014 with the deregulation of diesel and the related removal of government subsidies that artificially lowered the price of diesel below the world oil price. In August 2015, a policy change occurred that allowed for the sale of transportation fuel to bulk sales customers which further opened the markets.  In October 2015, a policy change occurred that exempted biodiesel feedstock and chemicals used in the manufacture of biodiesel from central excise duty, including palm stearin, methanol and sodium methoxide. This policy change had a positive effect on the development of the markets for biodiesel products domestically. In 2016, European biofuel-related import tariffs on goods from India were removed for approximately three years starting in 2017. This policy change is expected to have a positive effect on exports of our high quality distilled biodiesel into the European market at better margins.

North America Segment

Revenue

Substantially all of our North America revenues during the years ended December 31, 2016 and 2015 were from sales of ethanol and WDG.  During the twelve months ended December 31, 2016 and 2015, we produced and sold 55.6 million gallons and 55.8 million gallons of ethanol and 372 thousand tons and 360 thousand tons of WDG, respectively.

Cost of Goods Sold

Substantially all of our feedstock is procured by J.D. Heiskell.  Our cost of feedstock includes rail, truck, or ship transportation, local basis costs and a handling fee paid to J.D. Heiskell.  Cost of goods sold also includes chemicals, plant overhead and out bound transportation.  Plant overhead includes direct and indirect costs associated with the operation of the Keyes plant, including the cost of electricity and natural gas, maintenance, insurance, direct labor, depreciation and freight.  Transportation includes the costs of in-bound delivery of corn by rail, inbound delivery of milo by ship, rail, and truck, and out-bound shipments of ethanol and WDG by truck.  In 2016, the transportation cost for ethanol and WDG was approximately $0.05 per gallon and $7.50 per ton, respectively.

Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, we purchase all of our corn and milo from J.D. Heiskell.  Title to the corn or milo passes to us when the corn is deposited into our weigh bin and entered into the production process.  The credit term of the corn or milo purchased from J.D. Heiskell is five days.  J.D. Heiskell purchases our ethanol and WDG on one-day terms. The price of corn is established by J.D Heiskell based on Chicago Board of Trade pricing including transportation and basis, plus a handling fee.

Sales, Marketing and General Administrative Expenses (SG&A)

SG&A expenses consist of employee compensation, professional services, travel, depreciation, taxes, insurance, rent and utilities, license and permit fees, penalties, and sales and marketing fees.  Our single largest expense is employee compensation, including related stock compensation, followed by sales and marketing fees paid in connection with the marketing and sale of ethanol and WDG.

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol and an agreement with A.L. Gilbert to market and sell our WDG.  The agreements expire on August 31, 2017 and December 31, 2017, respectively, and are automatically renewed for additional one-year terms.  Pursuant to these agreements, our marketing costs for ethanol and WDG are less than 2% of sales.

Research and Development Expenses (R&D)

In 2016 and 2015, substantially all of our R&D expenses were related to research and development activities in Maryland.

India Segment

Revenue

Substantially all of our India segment revenues during the years ended December 31, 2016 and 2015 were from sales of biodiesel and refined glycerin.  During the twelve months ended December 31, 2016, we sold 16.0 thousand metric tons of biodiesel and 4.4 thousand metric tons of refined glycerin.  During the twelve months ended December 31, 2015, we sold 19.5 thousand metric tons of biodiesel and 4.7 thousand metric tons of refined glycerin.  During 2014, we completed upgrades to the Kakinada plant for the distillation of biodiesel and testing of waste fats and oils for the production of distilled biodiesel for sales into international markets.

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

We purchase NRPO, a non-edible feedstock, for our biodiesel unit from neighboring natural oil processing plants at a discount to refined palm oil.  In addition, we purchase waste fats and oils from other processing plants in India. Raw material is received by truck and title passes when the goods are loaded at our vendors’ facilities.  Credit terms vary by vendor; however, we generally receive 15 days of credit on the purchases. We purchase crude glycerin in the international market on letters of credit or advance payment terms.

Sales, Marketing and General Administrative Expenses (SG&A)

SG&A expenses consist of employee compensation, professional services, travel, depreciation, taxes, insurance, rent and utilities, licenses and permits, penalties, and sales and marketing fees.  Pursuant to an operating agreement with Secunderabad Oils Limited, we receive operational support and working capital.  We compensate Secunderabad Oils Limited with a percentage of the profits generated from operations.  Payments of interest are identified as interest income while payments of profits are identified as compensation for the operational support component of this agreement.  We therefore include the portion of profits paid to Secunderabad Oils Limited as a component of SG&A and our SG&A component will vary based on the profits earned by operations.  In addition, we market our biodiesel and glycerin through our internal sales staff, commissioned agents and brokers.  Commissions paid to agents are included as a component of SG&A.

Research and Development Expenses (R&D)

Our India segment has no research and development activities.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Fiscal Year Ended December 31 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$128,706	$129,408	$(702)	-1%
India	14,452	17,241	(2,789)	-16%

Total	$143,158	$146,649	$(3,491)	-2%

North America.  The average price of ethanol increased by 2% to $1.78 for the year ended December 31, 2016 compared to $1.74 per gallon in the year ended December 31, 2015 while the ethanol sales volume slightly decreased to 55.6 million gallons during the year ended December 31, 2016 compared to 55.8 million gallons during the year ended December 31, 2015.  The slight decrease in revenues in North America segment for the year ended December 31, 2016 reflects a decrease in average WDG price by 11% to $70.61 per ton in the year ended December 31, 2016 compared to $79.68 in the year ended December 31, 2015, partially offset by an increase in WDG sales volume by 3% to 372 thousand tons. For the year ended December 31, 2016, we generated approximately 77% of revenues from sales of ethanol, and 20% of revenues from sales of WDG and 3% of revenues from DCO and CDS sales compared to 75% of revenues from sales of ethanol, and 22% of revenues from sales of WDG and 3% of revenues from DCO and CDS sales for the year ended December 31, 2015.  For the year ended December 31, 2016 and 2015, the Keyes plant operations averaged 101% of 55 million gallon per year nameplate capacity.

India.  The decrease in revenues in the India segment for the year ended December 31, 2016 reflects a decrease in sales volume of biodiesel and refined glycerin. Biodiesel sales volume decreased by 18% to 16.1 thousand tons due to higher feedstock costs and lower production due to capital constraints while the average price slightly increased by 2% to $739 per metric ton. Refined glycerin sales volume decreased by 5% to 4.4 thousand tons while the average price per metric ton also decreased by 13% to $582 per metric ton. For the year ended December 31, 2016 and 2015, we generated approximately 82% of revenue from sales of biodiesel (methyl ester), and 18% of revenue from sales of glycerin.

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$117,040	$126,290	$(9,250)	-7%
India	14,519	16,160	(1,641)	-10%

Total	$131,559	$142,450	$(10,891)	-8%

North America.  We ground 19.5 million bushels of corn which allowed us to operate the Keyes plant at nearly its full plant capacity during the year ended December 31, 2016 and 2015. Our cost of feedstock on a per bushel basis decreased by 9% to $4.58 per bushel for the year ended December 31, 2016 as compared to 2015.

India.  The decrease in cost of goods sold reflects the 16% decrease in sales of biodiesel and refined glycerin in 2016. The cost of NRPO feedstock increased an average of 28% to $529 per metric ton while the volume decreased by 32% to 13.8 thousand metric tons of NRPO and waste oils and fats compared to the year ended December 31, 2015. The average price of crude glycerin decreased by 28% to $418 per metric ton while the volume increased by 8% to 4.3 thousand metric tons compared to the year ended December 31, 2015.

Gross Profit

Fiscal Year Ended December 31 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$11,666	$3,118	$8,548	274%
India	(67)	1,081	(1,148)	-106%

Total	$11,599	$4,199	$7,400	176%

North America.  Gross profit increased by 274% in the year ended December 31, 2016 due to decreases in feedstock costs by 9% and the usage of milo which allowed us to receive grant income.

India.  The decrease in gross profit was attributable mainly to our feedstock costs which averaged overall 62% of the revenues causing the decrease of 16% in overall revenues in the year ended December 31, 2016 compared to the year ended December 31, 2015.  Overall sales volume decreased by 15% to 20.5 metric tons while the average feedstock cost increased by 14% to $503 per metric ton.

Operating Expenses

R&D

Fiscal Year Ended December 31 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$369	$447	$(78)	-17%
India	-	-	-	0%

Total	$369	$447	$(78)	-17%

R&D expenses decreased by 17% during the year ended December 31, 2016 due to decreases in salaries of $30 thousand and professional and other fees of $48 thousand.

SG&A

Fiscal Year Ended December 31 (in thousands)

	2016	2015	Inc/(dec)	% change

North America	$10,912	$11,162	$(250)	-2%
India	1,099	1,199	(100)	-8%

Total	$12,011	$12,361	$(350)	-3%

Selling, General and Administrative Expenses (SG&A). SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the year ended December 31, 2016 decreased to 8% as compared to 9% in the year ended December 31, 2015. The slight decrease in overall SG&A expenses in the year ended December 31, 2016 was primarily attributable to: (i) decrease in professional fees of $0.7 million, (ii) decrease in salary and stock compensation expenses of $0.2 million, offset by (iii) $0.6 million increase in taxes and utilities and office supplies and services, (iv) increase in marketing and travel of $0.1 million during year ended December 31, 2016.

India.  SG&A expenses as a percentage of revenue in the year ended December 31, 2016 increased slightly to 8% as compared to 7% in the year ended December 31, 2015. The overall SG&A expense decreased by 8% in the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was due to a decrease in plant services, utilities, and professional fees by $0.1 million and marketing and other expenses by $0.1 million, offset by an increase in salaries by $0.1 million.

Other Income/Expense

Fiscal Year Ended December 31 (in thousands)

	2016	2015	Inc/(dec)	% change
North America
Interest rate expense	$11,234	$9,308	$1,926	21%
Amortization expense	5,723	6,715	(992)	-15%
Loss on debt extinguishment	-	330	(330)	-100%
Loss on impairment of goodwill and intangible assets	-	1,044	(1,044)	100%
Other (income) expense	(254)	349	(603)	-173%

India
Interest rate expense	259	856	(597)	-70%
Gain on debt extinguishment	(2,033)	-	(2,033)	-100%
Other (income)	(80)	(79)	(1)	-1%

Total	$14,849	$18,523	$(3,674)	-20%

Other (Income)/Expense.  Other (income) expense consists primarily of interest, amortization and extinguishment expense attributable to debt facilities acquired by our parent company and our subsidiaries, and interest accrued on the judgments obtained by Cordillera Fund and The Industrial Company.  The debt facilities include stock or warrants issued as fees.  The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense.

North America.  Interest expense was higher in the year ended December 31, 2016 due to higher debt balances in 2016.  The decrease in amortization expense was due to the amortization of several amendment fees under the Third Eye Capital Notes and Subordinated Note refinancing fees added in 2015, offset by debt issuance costs associated with the amendment and refinancing of Subordinated Notes in 2016.  The debt extinguishment costs were lower in the year ended December 31, 2016 than in the corresponding period of 2015 as extinguishment accounting was not applied to two Subordinated Notes with two accredited investors in the 2016 period compared to the extinguishment accounting that was applied once to Subordinated Notes that were refinanced in the 2015 period.  The increase in other income in the year ended December 31, 2016 was due to receipt of $0.5 million from a mandated gas credit from PG&E offset by amortization of debt guarantee fee in the first three months of 2016 compared to increases in expenses due to amortization of a debt guarantee fee in 2015.

India.  Interest expense decreased as a result of the payoff of the State Bank of India loan during the year ended December 31, 2016 and principal and interest payments of $5.0 million on working capital loan.  The gain on debt extinguishment was caused by the relief of $2.0 million of accrued interest on State Bank of India loan by paying the final stipulated amount under the One Time Settlement sanction letter on October 20, 2016. The slight increase in other income was caused by other miscellaneous income and foreign exchange gains during the year ended December 31, 2016.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $1.5 million at December 31, 2016, of which $1.0 million was held in North America and $0.5 million was held in our Indian subsidiary. Our current ratio was 0.26 and 0.27, respectively, at December 31, 2016 and 2015.  We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$1,486	$283
Current assets (including cash, cash equivalents, and deposits)	7,045	8,002
Current and long term liabilities (excluding all debt)	15,909	15,296
Current & long term debt	111,714	100,895

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. During the year ended December 31, 2016, $10.5 million in funding from the EB-5 program was released to our subsidiary, AE Advanced Fuels, Inc.; additionally, the EB-5 escrow account is holding funds from two investors pending approval by the USCIS. These funds represent $1.0 million of funding that is expected to be released from the escrow account early 2017. On October 16, 2016, we launched a new $50.0 million EB-5 Phase II funding, issuing EB-5 Notes on the same terms and conditions as those issued under our EB-5 Phase I funding. Our principal uses of cash have been to service indebtedness and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Note 4.Debt of the Notes to Consolidated Financial Statements in Part IV of this Form 10-K.

We operate in a volatile market in which we have little control over the major components of production costs and product revenues.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, NPRO and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant, (ii) continuing to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant when economical, thereby increasing operating margins, (iii) obtaining the remaining $1.0 million of EB-5 Phase I funding from escrow and $1.0 million from fund raising, (iv) obtaining $50.0 million in funding from EB-5 Phase II funding currently being offered to investors, (v) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (vi) securing higher volumes of sales from the Kakinada plant, (vii) continuing to expand the domestic India markets, (viii) using the availability on the existing working capital credit line, and (ix) sales of common stock under the ATM registration statement, we will be able to obtain the liquidity necessary to fund company operations for the foreseeable future.  However, there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

At December 31, 2016, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $61.6 million.  The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2018; provided, however, that pursuant to Amendment No. 13, dated March 1, 2017, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2019 upon notice and payment of a 5% extension fee.  We intend to pay the Third Eye Capital Notes through operational cash flow, EB-5 subordinated debt, a senior debt refinancing and/or equity financing.

Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities in the past as described in further detail in Note 4.Debt of the Notes to Consolidated Financial Statements in Part IV of this Form 10-K.  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

We also rely on our working capital lines with J.D. Heiskell in California and Secunderabad Oils Limited in India to fund our commercial arrangements for the acquisitions of feedstock.  J.D. Heiskell currently provides us with working capital for the Keyes plant and Secunderabad Oils Limited currently provides us with working capital for the Kakinada plant.  The ability of both J.D. Heiskell and Secunderabad Oils Limited to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

During the twelve months ended December 31, 2016, current and long term debt increased $10.8 million primarily due to (i) additional borrowings of $10.5 million received from the EB-5 investors, (ii) $1.5 million waiver fee, (iii) $3.1 million maturity date extension fee, (iv) $0.3 million drawn on the promissory note for operations from our senior lender, (v) $3.0 million drawn on the promissory note from our senior lender for State Bank of India repayment and payment on property tax payment settlement agreement, (vi) $0.7 million in subordinated debt extension fees, (vii) $9.0 million in accrued interest, and (viii) $6.8 million drawn from the India working capital loans. The increase in current and long term debt was partially offset by decreases due to:  (i) payments of principal of $11.9 million to our senior lender, (ii) $5.0 million and $2.1 million of principal payments to our working capital partners in India and on the State Bank of India loan, and (iii) payments of interest of $4.9 million.  Current assets decreased by $1.0 million due to a decrease of $1.0 million in other assets and $1.6 million in inventories offset by increase in $1.2 million in cash and $0.4 million in accounts receivable.

Net cash provided by operating activities during the year ended December 31, 2016 was $0.4 million consisting of non-cash charges of $9.2 million, net changes in operating assets and liabilities of $6.8 million, and net loss of $15.6 million. The non-cash charges consisted of: (i) $5.8 million in amortization of debt issuance costs and patents, (ii) $4.7 million in depreciation expenses, (iii) a $0.7 million in stock-based compensation expense, and (iv) $2.0 million in gain on extinguishment of State Bank of India loan. Net changes in operating assets and liabilities consisted primarily of a decrease in (i) accounts payable of $2.1 million, (ii) inventories of $1.5 million, (iii) other assets of $0.9 million offset by an increase in (iv) other liabilities of $0.5 million, (v) accounts receivable of $0.4 million, and, (vi) accrued interest of $6.4 million.

Cash used by investing activities during the year ended December 31, 2016 was $0.6 million, consisting of capital expenditures of $0.5 million from India operations and $0.2 million from US operations.

Cash provided by financing activities during the year ended December 31, 2016 was $1.6 million, consisting primarily of proceeds from borrowings of $10.5 million in EB-5 program, $3.3 million in promissory notes from senior lender, $6.8 million in drawn on Secunderabad Oils working capital loan, offset by payments of $11.9 million in principal on senior lender debt and promissory notes, $2.1 million on State Bank of India loan, and $5.0 million on working capital loans in India.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2016.

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

Impairment of Long-Lived Assets and Intangibles

Our long-lived assets consist of property and equipment and intangibles.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, we record an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Our intangibles consist of amounts relating to in-process research and development and patents from our acquisition of Zymetis, Inc. in 2011. We review intangibles at an individual plant or subsidiary level for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that impairment may have occurred.

The impairment test for long-lived assets and intangibles requires us to make estimates regarding amount and timing of projected cash flows to be generated by an asset or asset group over an extended period of time.  Management judgment regarding the existence of circumstances that indicate impairment is based on numerous potential factors including, but not limited to, a decline in our future projected cash flows, a decision to suspend operations at a plant for an extended period of time, adoption of our product by the market, a sustained decline in our market capitalization, a sustained decline in market prices for similar assets or businesses, or a significant adverse change in legal or regulatory factors or the business climate.  Significant management judgment is required in determining the fair value of our long-lived assets and intangibles to measure impairment, including projections of future cash flows.  Fair value is determined through various valuation techniques including discounted cash flow models, market values and third-party independent appraisals, as considered necessary.  Changes in estimates of fair value could result in a write-down of the asset in a future period.

During 2015, our annual impairment analysis indicated an impairment of goodwill. Accordingly, we recorded approximately $1 million of impairment charge relating to goodwill and patents, which was comprised of a $968 thousand charge related to impairment of all goodwill associated with our acquisition of Zymetis, Inc. in 2011 and a $76 thousand charge resulting from abandoning two filed, but not awarded patents no longer being pursued due to changes in patent strategy.

Our subsidiaries, Aemetis Advanced Fuels Keyes, which operates our Keyes plant, and UBPL, which operates our Kakinada plant, represent our significant long-lived assets. Both plants were tested for impairment and the undiscounted future cash flows of each plant exceeded the carrying value on our books, so no impairment was recorded for our Company’s long-lived assets.

Testing for Modification or Extinguishment Accounting

During 2016 and 2015, we evaluated amendments to our debt under the ASC 470-50 guidance for modification and extinguishment accounting.  This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances where our future cash flows changed more than 10 percent, we recorded our debt at fair value based on factors available to us for similar borrowings and used the extinguishment accounting method to account for the debt extinguishment.

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

Recently Issued Accounting Pronouncements

 In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2018. We are currently evaluating the potential impact that Topic 606 may have on our consolidated financial position and results of operations.

In February 2016, the FASB issued guidance that amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The new guidance is effective for us beginning January 1, 2020, and for interim periods within that year.  Early adoption is permitted and we will be required to adopt using a modified retrospective approach. We are evaluating the timing of adoption and the impact of this guidance on our consolidated financial statements and disclosures.

In August 2016, the FASB issued amendments to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for us beginning January 1, 2018, and for interim periods within that year. Early adoption is permitted. If we decide to early adopt the amendments, we will be required to adopt all of the amendments in the same period. We are evaluating the timing of our adoption and the impact of the amendments on our consolidated statement of cash flows and disclosures.

In November 2016, the FASB issued amendments to require amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for us beginning January 1, 2018, and for interim periods within that year. Early adoption is permitted. We are evaluating the timing of our adoption and the impact of the amendments on our consolidated statement of cash flows and disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Financial Statements are listed in the Index to Consolidated Financial Statements on page 44 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2016.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met, and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of the effectiveness of controls in future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) - 2013.  Based on the results of management’s assessment and evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as described below.

An attestation report from our accounting firm on internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

Changes in Internal Control over Financial Reporting

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities.

Item 9B.  Other Information

Third Eye Capital Amendment

On March 1, 2017, Third Eye Capital agreed to Amendment No. 13 to the Note Purchase Agreement to: (i) extend the maturity date of the Third Eye Capital Notes to April 1, 2018 in exchange for a 5% extension fee consisting of adding $3.1 million to the outstanding principal balance of the Note Purchase Agreement and to allow for the further extension of the maturity date of the Third Eye Capital Notes to April 1, 2019, at the Company’s election, for an additional extension fee of 5% of the then outstanding Third Eye Capital Notes, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2016, (iii) provide that such covenant will be deleted prospectively from the Note Purchase Agreement, (iv) waive the default under the Note Purchase Agreement relating to indebtedness outstanding to Laird Q. Cagan (the “Laird Cagan subordinated note”) and (v) waive the covenant under the Note Purchase Agreement to permit the Company to pay off the defaulted Laird Cagan subordinated note by issuing stock. The borrowers agreed to use their best efforts to close the transaction to purchase assets in Goodland, Kansas from Third Eye Capital as described in a non-binding offer to purchase letter between an affiliate of the Company and Third Eye Capital. As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $750 thousand to be added to the outstanding principal balance of the Revolving Credit Facility. As a result of the extension of the maturity date in Amendment No. 13, the Third Eye Capital Notes are classified as non-current debt. We will evaluate the Amendment of the Notes and will determine proper accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

The foregoing description of Amendment No. 13 is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 13, Exhibit 10.70 hereto and is incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Governance

The information required by this Item 10 is included in our Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item 11 is included in our Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is included in our Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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
●
Consolidated Statements of Cash Flows
●
Consolidated Statements of Stockholders’ Deficit
●
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3. Exhibits:

INDEX TO EXHIBITS
		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
1.1	At Market Issuance Sales Agreement dated March 23, 2016 with FBR Capital Markets & Co. and MLV & Co. LLC and Aemetis Inc.	10-K	000-51354	1.1	Mar 28, 2016
3.1.1	Articles of Incorporation	10-Q	000-51354	3.1	Nov. 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation	10-Q	000-51354	3.1.1	Nov. 14, 2008
3.1.3	Certificate of Designation of Series B Preferred Stock	8-K	000-51354	3.2	Dec. 13, 2007
3.1.4	Certificate of Amendment to Articles of Incorporation	8-K	000-51354	3.3	Dec. 13, 2007
3.1.5	Certificate of Amendment to Articles of Incorporation	Pre14C	111136140		Oct. 11, 2011
3.1.6	Certificate of Change in Articles of Incorporation are a result of 1 for 10 reverse split to Authorized Shares and Common Shares Outstanding on May 5, 2014	10-Q	000-51354	3.1	May 31, 2014
3.1.7	Amended and Restated Articles of Incorporation	10-K	000-51354	3.1.7	March 16, 2017	X
3.2.1	Bylaws	8-K	000-51354	3.4	Dec. 13, 2007
4.1	Specimen Common Stock Certificate	8-K	000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K	000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K	000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K	000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14A	000-51354		Apr. 3, 2015
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14A	000-51354		Apr. 15, 2008
10.3	Eric McAfee Executive Employment Agreement dated September 1, 2011	8-K	000-51354	10.2	Sep. 8, 2011
10.4	Andrew Foster Executive Employment Agreement, dated May 22, 2007	8-K	000-51354	10.7	Dec. 13, 2007
10.5	Todd Waltz Executive Employment Agreement, dated March 15, 2010	8-K	000-51354		May 20, 2009
10.6	Sanjeev Gupta Executive Employment Agreement, dated September 1, 2007	10-K	000-51354	10.11	May 20, 2009
10.7	Agreement of Loan for Overall Limit dated June 26, 2008 between Universal Biofuels Private Limited and State Bank of India	10-Q	000-51354	10.12	Aug. 14, 2008
10.8	Ethanol Marketing Agreement, dated October 29, 2010 between AE Advanced Fuels Keyes, Inc. and Kinergy Marketing, LLC	10-Q	000-51354	10.6	Dec. 1, 2010
10.9	Zymetis, Inc. 2006 Stock Incentive Plan	10-K	000-51354	10.31	Oct. 31, 2012
10.10	Zymetis Inc. Incentive Stock Option Agreement	10-K	000-51354	10.32	Oct. 31, 2012
10.11	Zymetis Inc. Non-Incentive Stock Option Agreement	10-K	000-51354	10.33	Oct. 31, 2012
10.12	First Amendment to Ethanol Marketing Agreement dated September 6, 2011, between AE Advanced Fuels Keyes, Inc. and Kinergy Energy Marketing	8-K	000-51354	10.1	Sept. 8, 2011
10.13	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jan. 1, 2012

10.14	Form of 5% Subordinated Note	8-K	000-51354	10.2	Jan. 1, 2012
10.15	Form of Common Stock Warrant	8-K	000-51354	10.3	Jan. 1, 2012
10.16	Amendment No. 6 to Note Purchase Agreement dated April 13, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.17	Limited Waiver to Note Purchase Agreement dated March 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation, an Ontario corporation, as agent	8-K	000-51354	10.1	Apr. 19, 2012
10.18	Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2012 among Aemetis, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.19	Amendment No. 7 to Note Purchase Agreement dated May 15, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	May 22, 2012
10.20	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jun. 6, 2012
10.21	Form of 5% Subordinated Note	8-K	000-51354	10.1	Jun. 6, 2012
10.22	Form of Common Stock Warrant	8-K	000-51354	10.1	Jun. 6, 2012
10.23	Note and Warrant Purchase Agreement dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	Jun. 28, 2012
10.24	5% Subordinated Promissory Note dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	Jun. 28, 2012
10.25	Form of Warrant to Purchase Common Stock	8-K	000-51354	10.3	Jun. 28, 2012
10.26	Note Purchase Agreement dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	July 3, 2012
10.27	15% Subordinated Promissory Note dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	July 3, 2012
10.28	Agreement and Plan of Merger, dated July 6, 2012, among Aemetis, Inc., AE Advanced Fuels, Inc., Keyes Facility Acquisition Corp., and Cilion, Inc.	8-K	000-51354	2.1	July 10, 2012
10.29	Stockholders’ Agreement dated July 6, 2012, among Aemetis, Inc., and Western Milling Investors, LLC, as Security holders’ Representative.	8-K	000-51354	10.1	July 10, 2012
10.30	Amended and Restated Note Purchase Agreement, dated July 6, 2012 among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.31	Amended and Restated Guaranty, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.32	Amended and Restated Security Agreement, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012
10.33	Investors’ Rights Agreement dated July 6, 2012, by and among Aemetis, Inc., and the investors listed on Schedule A thereto.	8-K	000-51354	10.5	July 10, 2012
10.34	Technology License Agreement dated August 9, 2012 between Chevron Lummus Global LLC and Aemetis Advanced Fuels, Inc.	8-K	000-51354	10.1	Aug. 22, 2012

10.35	Corn Procurement and Working Capital Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.64	Oct. 31, 2012
10.36	Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.65	Oct. 31, 2012
10.37	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	000-51354	10.66	Oct. 31, 2012
10.38	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	10-K	000-51354	10.67	Oct. 31, 2012
10.39	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Oct. 23, 2012
10.40	Amendment No. 1 to Revolving Line of Credit Agreement dated October 16, 2012 by and among Aemetis International, Inc., a Nevada corporation, and Laird Q. Cagan	8-K	000-51354	10.2	Oct. 23, 2012
10.41	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012 and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	000-51354	10.3	Oct. 23, 2012
10.42	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	000-51354	10.4	Oct. 23, 2012
10.43	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated September 29, 2012	10-K	000-51354	10.72	Apr. 4, 2013
10.44	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K	000-51354	10.1	Jan. 7, 2013
10.45	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K/A	000-51354	10.1	Feb. 27, 2013
10.46	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Mar. 11, 2013

10.47	Amendment No. 1 to Agreement for Repayment of Note by Share Issuance dated as of April 10, 2013 by and among Aemetis, Inc., Aemetis International, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	10-K	000-51354	10.77	Apr. 4, 2013
10.48	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated January 2, 2013.	10-K	000-51354	10.76	Apr. 4, 2013
10.49	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Apr. 16, 2013
10.505	Amendment No. 4 to Amended and Restated Note Purchase Agreement dated as of April 19, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, and Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K/A	000-51354	10.2	May 14, 2013
10.5	Special Bridge Advance dated as of March 29, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K	000-51354	10.2	Apr. 16, 2013
10.51	Agreement For Satisfaction of Note by Share and Note Issuance dated as of April 18, 2013 between Aemetis, Inc., Aemetis International, Inc. and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit dated August 17, 2009 as amended.	8-K	000-51354	10.1	Apr. 24, 2013
10.52	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	000-51354	10.1	May 23, 2013
10.53	Amended and Restated Aemetis Keyes Corn Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	000-51354	10.2	May 23, 2013
10.54	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013 by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	July 31, 2013
10.55	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Nov. 1, 2013

10.62	Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	Mar. 31, 2014
10.64	Limited Waiver and Amendment No. 8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q/A	000-51354	10.1	Nov. 13, 2014
10.65	Limited Waiver and Amendment No. 9 to Amended and Restated Note Purchase Agreement, dated as of March 12, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10K	000-51354	10.1	Mar. 12,2015	10.65
10.66	Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	May 7, 2015
10.67	Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 7, 2015).	10-Q	000-51354	10.1	Nov. 5, 2015
10.68	Limited Waiver and Amendment No. 12 to Amended and Restated Note Purchase Agreement, dated as of March 21, 2016 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.68	Mar. 28, 2016
10.69	Binding letter of intent for the purchase of certain property, plant and equipment in Goodland, Kansas by Aemetis Advanced Fuels Goodland, Inc., or such other subsidiary of Aemetis Inc., dated March 22, 2016 from Third Eye Capital Corporation, in its capacity as attorney-in-fact for New Goodland Energy Center, LLC.	10-K	000-51354	10.69	Mar. 28, 2016
10.70	Limited Waiver and Amendment No. 13 to Amended and Restated Note Purchase Agreement, dated as of March 1, 2017 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.70	Mar. 16, 2017
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney (see signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AEMETIS, INC.
Consolidated Financial Statements

Index To Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	43
Consolidated Financial Statements
Consolidated Balance Sheets	44
Consolidated Statements of Operations and Comprehensive Loss	45
Consolidated Statements of Cash Flows	46
Consolidated Statements of Stockholders' Deficit	47
Notes to Consolidated Financial Statements	48 -71

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Aemetis, Inc.

We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aemetis, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Des Moines, Iowa
March 16, 2017

AEMETIS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015
(In thousands except for par value)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,486	$283
Accounts receivable	1,557	1,166
Inventories	3,241	4,804
Prepaid expenses	555	527
Other current assets	206	1,222
Total current assets	7,045	8,002

Property, plant and equipment, net	66,370	70,718
Intangible assets, net of accumulated amortization of $424 and $344, respectively	1,300	1,380
Other assets	3,095	3,041
Total assets	$77,810	$83,141

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$7,842	$10,183
Current portion of long term debt	2,027	5,607
Short term borrowings	9,382	6,340
Mandatorily redeemable Series B convertible preferred stock	2,844	2,742
Accrued property taxes	2,648	2,244
Other current liabilities	2,473	2,181
Total current liabilities	27,216	29,297

Long term liabilities:
Senior secured notes	61,631	60,925
EB-5 notes	33,000	22,500
Long term subordinated debt	5,674	5,523
Other long term liabilities	102	190
Total long term liabilities	100,407	89,138

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,328 and 1,398 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,984 and $4,194, respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 19,858 and 19,619 shares issued and outstanding, respectively	20	20
Additional paid-in capital	83,441	82,115
Accumulated deficit	(129,887)	(114,251)
Accumulated other comprehensive loss	(3,388)	(3,179)
Total stockholders' deficit	(49,813)	(35,294)

Total liabilities and stockholders' deficit	$77,810	$83,141

The accompanying notes are an integral part of the financial statements

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In thousands, except for earnings per share)

	2016	2015
Revenues	$143,158	$146,649

Cost of goods sold	131,559	142,450

Gross profit	11,599	4,199

Research and development expenses	369	447
Selling, general and administrative expenses	12,011	12,361

Operating loss	(781)	(8,609)

Other (income) expense

Interest expense
Interest rate expense	11,493	10,164
Amortization expense	5,723	6,715
(Gain) loss on debt extinguishment	(2,033)	330
Loss on impairment of goodwill and intangible assets	-	1,044
Other (income) expense	(334)	270

Loss before income taxes	(15,630)	(27,132)

Income tax expense	6	6

Net loss	$(15,636)	$(27,138)

Other comprehensive loss
Foreign currency translation adjustment	(209)	(217)
Comprehensive loss	$(15,845)	$(27,355)

Net loss per common share
Basic	$(0.79)	$(1.37)
Diluted	$(0.79)	$(1.37)

Weighted average shares outstanding
Basic	19,771	19,823
Diluted	19,771	19,823

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In thousands)
	2016	2015
Operating activities:
Net loss	$(15,636)	$(27,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	747	938
Stock issued in connection with consultant services	-	204
Depreciation	4,670	4,730
Debt related amortization expense	5,723	6,715
Intangibles and other amortization expense	126	129
Change in fair value of warrant liability	(25)	(54)
(Gain) loss on extinguishment of debt	(2,033)	330
Loss on sale/disposal of assets	11	-
Impairment loss on goodwill and intangible assets	-	1,044
Changes in operating assets and liabilities:
Accounts receivable	(403)	72
Inventories	1,504	(450)
Prepaid expenses	(28)	1,109
Other current assets and other assets	890	(979)
Accounts payable	(2,097)	2,020
Accrued interest expense and fees, net of payments	6,448	9,800
Other liabilities	474	744
Net cash provided by (used in) operating activities	371	(786)

Investing activities:
Capital expenditures	(629)	(71)

Net cash used in investing activities	(629)	(71)

Financing activities:
Proceeds from borrowings	20,583	30,331
Repayments of borrowings	(18,956)	(29,293)
Issuance of common stock for services, option and warrant exercises	-	23
Payment of debt guarantee fee	-	(245)
Net cash provided by financing activities	1,627	816

Effect of exchange rate changes on cash and cash equivalents	(166)	(8)
Net cash and cash equivalents increase for period	1,203	(49)
Cash and cash equivalents at beginning of period	283	332
Cash and cash equivalents at end of period	$1,486	$283

Supplemental disclosures of cash flow information, cash paid:
Interest payments	$4,894	$478
Income tax expense	6	6
Supplemental disclosures of cash flow information, non-cash transactions:
Proceeds from exercise of stock options applied to accounts payable	-	21
Fair value of warrants issued to subordinated debt holders	579	1,087
Repurchase of common stock on revolver loan advance	-	7,479
Stock issued in connection with services and interest on debt	-	432
Settlement of accounts payable through transfer of equipment	66	-

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In thousands)

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Accumulated OtherComprehensive
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	loss	Total

Balance at December 31, 2014	1,665	$2	20,650	$21	$87,080	$(87,113)	$(2,962)	$(2,972)

Conversion of Series B preferred to common stock	(267)	(1)	26	-	-	-	-	(1)
Options exercised & stock-based compensation	-	-	146	-	981	-	-	981
Shares issued to consultants and other services	-	-	50	-	204	-	-	204
Issuance and exercise of warrants	-	-	270	1	1,098	-	-	1,099
Repurchase of common stock	-	-	(1,600)	(3)	(7,476)	-	-	(7,479)
Issuance of shares for Interest and additional consideration	-	-	77	1	228	-	-	229
Other comprehensive loss	-	-	-	-	-	-	(217)	(217)
Net loss	-	-	-	-	-	(27,138)	-	(27,138)

Balance at December 31, 2015	1,398	1	19,619	20	82,115	(114,251)	(3,179)	(35,294)

Conversion of Series B preferred to common stock	(70)	-	7	-	-	-	-	-
Stock-based compensation	-	-	-	-	747	-	-	747
Issuance and exercise of warrants	-	-	232	-	579	-	-	579
Other comprehensive loss	-	-	-	-	-	-	(209)	(209)
Net loss	-	-	-	-	-	(15,636)	-	(15,636)

Balance at December 31, 2016	1,328	$1	19,858	$20	$83,441	$(129,887)	$(3,388)	$(49,813)

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
●
Aemetis Advanced Fuels, Inc., a Nevada corporation;
●
Aemetis Advanced Products Keyes, Inc., a Delaware corporation;
●
Aemetis Advanced Fuels Goodland, Inc., a Delaware corporation; and,
●
Aemetis Advanced Biorefinery Keyes, Inc., a Delaware corporation.

We are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products by converting first generation biofuel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year capacity ethanol production facility (Keyes plant) in California’s Central Valley where we manufacture and produce ethanol, WDG, Condensed Distillers Solubles (CDS) and distillers’ corn oil and a 50 million gallon per year capacity renewable chemical and advanced fuel production facility on the East Coast of India (Kakinada plant), where we manufacture and produce high quality distilled biodiesel and refined glycerin.  In addition, we are continuing to operate a research and development laboratory at the Maryland Biotech Center and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
Accounts Receivable.  The Company sells ethanol, wet distillers grains, condensed distillers solubles and distillers corn oil through third-party marketing arrangements generally without requiring collateral.  The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer.  Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate additional allowances may be required. We did not reserve any balance for allowances for doubtful accounts in the years ended December 31, 2016 and 2015.

Inventories. Finished goods, raw materials, and work-in-process inventories are valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value (NRV).  Distillers’ grains and related products are stated at net realizable value.  In the valuation of inventories, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of our buildings, furniture, machinery, equipment, land at Keyes plant and Kakinada plant. It is our policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. In addition, our estimates in coming up with forecasts for Kakinada plant which was in negative gross margins as of December 31, 2016, we used significant assumptions with regard to the cost of inputs mainly palm stearin, and outputs mainly biodiesel. These assumptions were commodity market driven but we also considered the Government regulations, import and export tariffs, availability of alternate low cost inputs, and potential customer agreements. We evaluated all assumptions based on conditions which the Company believes will become available to increase production at profitable margins in the future.

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

During the year ended December 31, 2016 and 2015, the Company recognized amortization expense of $80 thousand each period related to patents. The Company expects to recognize $80 thousand in 2017, $108 thousand in 2018, $198 thousand in 2019, $108 thousand in 2020 and 2021, and $698 thousand thereafter.

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

Warrant liability: The Company adopted guidance related to distinguishing liabilities from equity for certain warrants which contain a conditional obligation to repurchase feature. As of December 31, 2016 and 2015, there were 18,644 warrants with a conditional obligation to repurchase feature that require liability treatment. As a result, a warrant liability was recorded to recognize the fair value upon issuance of each warrant. The Company estimates the fair value of future liability on warrants using the Black-Scholes pricing model. Assumptions within the pricing model include: 1) the risk-free interest rate, which comes from the U.S. Treasury yield curve for periods within the contractual life of the warrant, 2) the expected life of the warrants is assumed to be the contractual life of the warrants, and 3) the volatility is estimated based on an average of the historical volatilities.

The Company computes the fair value of the warrant liability at each reporting period and the change in the fair value is recorded through earnings. The key component in the value of the warrant liability is the Company's stock price, which is subject to significant fluctuation and is not under the Company's control. The resulting effect on the Company's net loss is therefore subject to significant fluctuation and will continue to be so until the warrants are exercised, amended, or expired. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when the stock price increases and non-cash income when the stock price decreases.

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

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2016 and 2015, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Basic and Diluted Net Loss per Share.  Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive.  As the Company incurred net loss for the years ended December 31, 2016 and 2015, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of December 31, 2016 and 2015:

	As of
	December 31, 2016	December 31, 2015

Series B preferred (1:10 post-split basis)	133	140
Common stock options and warrants	1,975	1,347
Debt with conversion feature at $30 per share of common stock	1,168	783
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	3,276	2,270

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Tabular data in thousands, except par value and per share data)
Comprehensive Loss. ASC 220 Comprehensive Income requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive loss and accumulated other comprehensive loss consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiary. The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiary that operates in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Transactional gains and losses from foreign currency transactions are recorded in other (income) loss, net.

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

Fair Value of Financial Instruments. Financial instruments include accounts receivable, accounts payable, accrued liabilities, current and non-current portion of subordinated debt, notes payable and long-term debt.  Due to the unique terms of our notes payable, and long-term debt and the financial condition of the Company, the fair value of the debt is not readily determinable.  The fair value, determined using level 3 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

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

In February 2016, the FASB issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The new guidance is effective for us beginning January 1, 2019, and for interim periods within that year.  Early adoption is permitted and we will be required to adopt using a modified retrospective approach. We are evaluating the timing of adoption and the impact of this guidance on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09 Improvements to Employee Share-Based Payment Accounting that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The amendments also remove the requirement to delay the recognition of an excess tax benefit until it reduces current taxes payable. Under the new guidance the benefit will be recorded when it arises with a cumulative effect adjustment to opening retained earnings for previously unrecognized benefits. The new guidance is effective for us beginning December 15, 2017. We are evaluating the timing of adoption and the impact of this guidance on our consolidated financial statements and disclosures.

In August 2016, the FASB issued amendments to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for us beginning January 1, 2018, and for interim periods within that year. Early adoption is permitted. If we decide to early adopt the amendments, we will be required to adopt all of the amendments in the same period. We are evaluating the timing of our adoption and the impact of the amendments on our consolidated statement of cash flows and disclosures.

In November 2016, the FASB issued amendments to require amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for us beginning January 1, 2018, and for interim periods within that year. Early adoption is permitted. We are evaluating the timing of our adoption and the impact of the amendments on our consolidated statement of cash flows and disclosures.

2. Inventories

Inventories consist of the following:

	December 31, 2016	December 31, 2015
Raw materials	$1,044	$1,787
Work-in-progress	1,360	1,807
Finished goods	837	1,210
Total inventories	$3,241	$4,804

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2016	December 31, 2015
Land	$2,713	$2,727
Plant and buildings	81,755	81,821
Furniture and fixtures	572	494
Machinery and equipment	4,308	4,052
Construction in progress	88	147
Total gross property, plant & equipment	89,436	89,241
Less accumulated depreciation	(23,066)	(18,523)
Total net property, plant & equipment	$66,370	$70,718

Depreciation on the components of the property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 7
Furniture and fixtures	3 - 5

The Company recorded depreciation expense of approximately $4.7 million each for the years ended December 31, 2016 and 2015.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Based on the recent third party appraisals of the fair value of plant assets, equipment and land and management’s valuations using discounted cash flow analysis, both the Keyes ethanol and animal feed production plant and India biodiesel and glycerin processing plant reporting units did not require impairment adjustment as of December 31, 2016 and 2015.

4. Debt

Debt consists of the notes from the Company’s senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
	December 31, 2016	December 31, 2015
Third Eye Capital term notes	$6,577	$6,269
Third Eye Capital revolving credit facility	24,927	25,870
Third Eye Capital revenue participation term notes	11,042	10,526
Third Eye Capital acquisition term notes	19,085	18,260
Cilion shareholder seller notes payable	5,674	5,523
State Bank of India secured term loan	-	4,200
Subordinated notes	7,565	6,340
EB-5 long term promissory notes	35,027	23,907
Unsecured working capital loans	1,817	-
Total debt	111,714	100,895
Less current portion of debt	11,409	11,947
Total long term debt	$100,305	$88,948

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (“Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as the Third Eye Capital Notes). After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party. The Third Eye Capital Notes have a maturity date of April 1, 2018.

On March 21, 2016, Third Eye Capital agreed to Amendment No. 12 to the Note Purchase Agreement to: (i) extend the maturity date of the Third Eye Capital Notes to April 1, 2017 in exchange for a 5% extension fee consisting of adding $3.1 million  to the outstanding principal balance of the Revolving Credit Facility and to allow for the further extension of the maturity date of the Third Eye Capital Notes to April 1, 2018, at the Company’s election, for an additional extension fee of 5% of the then outstanding Third Eye Capital Notes, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2015, (iii) provide that such covenant need not be complied with for the fiscal quarters ending March 31, June 30 and September 31, 2016, (iv) revise the Keyes Plant market value to note indebtedness ratio to 70%, (v) add a covenant that the Company shall have received I-924 approval from the U.S. Citizenship and Immigration Services (USCIS) for additional EB-5 Program financing of at least $35 million by June 1, 2016, and (vi) increase the basket for all costs and expenses that may be reimbursed to directors of the Company and its affiliates to $0.3 million in any given fiscal year.  As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $1.5 million to be added to the outstanding principal balance of the Revolving Credit Facility and to deliver a binding letter of intent from Aemetis Advanced Fuels Goodland, Inc. to acquire the plant, property and equipment located in Goodland, Kansas and previously owned by New Goodland Energy Center for $15,000,000 in assumed debt.  In addition, a Promissory Note dated February 9, 2016 for $0.3 million was added to the outstanding principal balance of the Revolving Credit Facility as part of the Amendment No. 12 to the Note Purchase Agreement.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
On April 15, 2016, a Promissory Note for $1.2 million (April Promissory Note) was advanced by Third Eye Capital to Aemetis Inc., as a bridge loan with 12% interest per annum maturing on the earlier of (a) receipt of proceeds from any financing to Aemetis Advanced Fuels Goodland, Inc., and (b) 60 days from the April Promissory Note date or June 14, 2016. The April Promissory Note was subject to cross default provisions on other Third Eye Capital Notes and the waiver was obtained on July 31, 2016 to extend the maturity date of the April Promissory Note to September 30, 2016 with an increase in interest per annum to 18%. On July 19, 2016 and October 12, 2016, Promissory Notes for $0.6 million and $1.2 million respectively, were advanced by Third Eye Capital to Aemetis Inc., as a bridge loan, with 12% interest per annum maturing on the earlier of (a) receipt of proceeds from any financing to Aemetis Advanced Fuels Goodland, Inc., and (b) 60 days from the date of the Promissory Notes. As of December 31, 2016, the Company had repaid all of the principal and interest outstanding on April Promissory Note and July and October Promissory Notes.

On January 31, 2017, a Promissory Note (“January 2017 Note”) for $2.1 million was advanced by Third Eye Capital to Aemetis Inc., as a short-term credit facility for working capital and other general corporate purposes with 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, and (c) May 30, 2017. In addition, as part of January 2017 Note agreement, Aemetis used the $0.5 million of the total proceeds to buy back 275 thousand common shares that were held by Third Eye Capital. In consideration of the January 2017 Note, the $133 thousand of total proceeds were paid to Third Eye Capital as financing charges.

On March 1, 2017, Third Eye Capital agreed to Amendment No. 13 to the Note Purchase Agreement to: (i) extend the maturity date of the Third Eye Capital Notes to April 1, 2018 in exchange for a 5% extension fee consisting of adding $3.1 million to the outstanding principal balance of the Note Purchase Agreement and to allow for the further extension of the maturity date of the Third Eye Capital Notes to April 1, 2019, at the Company’s election, for an additional extension fee of 5% of the then outstanding Third Eye Capital Notes, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2016, (iii) provide that such covenant will be deleted prospectively from the Note Purchase Agreement, (iv) waive the default under the Note Purchase Agreement relating to indebtedness outstanding to Laird Q. Cagan (the “Laird Cagan subordinated note”) and (v) waive the covenant under the Note Purchase Agreement to permit the Company to pay off the defaulted Laird Cagan subordinated note by issuing stock. The borrowers agreed to use their best efforts to close the transaction to purchase assets in Goodland, Kansas from Third Eye Capital as described in a non-binding offer to purchase letter between an affiliate of the Company and Third Eye Capital. As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $750 thousand to be added to the outstanding principal balance of the Revolving Credit Facility. As a result of the extension of the maturity date in Amendment No. 13, the Third Eye Capital Notes are classified as non-current debt. We will evaluate the Amendment of the Notes and will determine proper accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

Terms of Third Eye Capital Notes

A.
Term Notes.  As of December 31, 2016, the Company had $6.6 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.1 million.  The Term Notes accrue interest at 14% per annum.

B.
Revolving Credit Facility.  As of December 31, 2016, AAFK had $24.9 million in principal and interest outstanding, net of unamortized debt issuance costs of $0.5 million on the Revolving Credit Facility.  The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17.50% as of December 31, 2016), payable monthly in arrears.

C.
Revenue Participation Term Notes.  As of December 31, 2016, AAFK had $11.0 million in principal and interest outstanding, net of unamortized discounts of $0.2 million, on the Revenue Participation Term Notes. The Revenue Participation Term Notes accrue interest at 5% per annum.

D.
Acquisition Term Notes.  As of December 31, 2016, Aemetis Facility Keyes, Inc. had $19.1 million in principal and interest outstanding, net of unamortized discounts of $0.3 million, on the Acquisition Term Notes. The Acquisition Term Notes accrue interest at prime rate plus 10.75% (14.50% per annum as of December 31, 2016).

The Third Eye Capital Notes contain various covenants, including but not limited to, minimum free cash flow debt ratio and production requirements and restrictions on capital expenditures. The Company met all covenants except for cash flow covenant as of December 31, 2016 and obtained a waiver in the Amendment No. 13 to the Note Purchase Agreement with the Third Eye Capital as described above.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders (Cilion Notes) as merger compensation, subordinated to the Third Eye Capital Notes.  The Cilion Notes bear interest at 3% per annum and are due and payable after the Third Eye Capital Notes have been paid in full.  As of December 31, 2016, Aemetis Facility Keyes, Inc. had $5.7 million in principal and interest outstanding on the Cilion Notes.

State Bank of India secured term loan.  On June 26, 2008, Universal Biofuels Private Limited (“UBPL”), the Company’s India operating subsidiary, entered into a six year secured term loan with the State Bank of India in the amount of approximately $6.0 million.  The term loan is secured by UBPL’s assets, consisting of the Kakinada plant.

On August 22, 2015, UBPL received from the State Bank of India, a One Time Settlement Sanction Letter allowing for, among other things, four payments over a 360 day period amounting to $4.3 million, an interest rate holiday for 15 days, after which the interest rate is payable at the rate of 2% above the base rate of the Reserve Bank of India and certain releases by both parties. The base rate was at 9.3% to 9.7% and interest has accrued at 11.3% to 11.7%. Upon performance under the agreement, including the payment of all stipulated amounts, UBPL would receive relief for prior accrued interest in the amount of approximately $2.1 million. We paid the first payment under the settlement on August 23, 2015, the second payment under the settlement on October 22, 2015 and the third payment under the settlement on March 27, 2016. The final payment under the settlement was due on August 25, 2016 with a grace period until October 25, 2016. On October 20, 2016, the Company paid the final stipulated amount and received relief for prior accrued interest in the amount of approximately $2.0 million. As of December 31, 2016, the State Bank of India loan had been repaid.

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

On January 1, 2016 and July 1, 2016, the Subordinated Notes were amended to extend the maturity date and we evaluated these amendments and the refinancing terms of the notes and determined that modification accounting was appropriate in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On January 1, 2017, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) June 30, 2017; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We will evaluate these January 1, 2017 amendments and the refinancing terms of the notes and determine the appropriate accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On January 14, 2013, Laird Cagan, a related party, loaned $0.1 million through a promissory note maturing on April 30, 2013 with a five percent annualized interest rate and the right to exercise 5 thousand warrants exercisable at $0.01 per share (Laird Cagan Note). In January 2017, the Laird Cagan Note was amended to extend the maturity date until the earlier of (i) December 31, 2017; (ii) completion of an equity financing by AAFK or the Company in an amount of not less than $25.0 million; (iii) the completion of an initial public offering by AAFK or Company; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.

At December 31, 2016 and December 31, 2015, the Company had, in aggregate, the amount of $7.6 million and $6.3 million in principal and interest outstanding, respectively, under the Subordinated Notes.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
EB-5 long-term promissory notes.  EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011, (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (EB-5 Notes) bearing interest at 3%, with each note in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (EB-5 Phase I funding).  The EB-5 Notes are convertible after three years at a conversion price of $30.00 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the report date of this filing. As of December 31, 2016, $34.0 million have been released from the escrow amount to the Company, with $1.0 million remaining in escrow and $1.0 million to be funded to escrow.  As of December 31, 2016, $34.0 million in principal and $1.0 million in accrued interest was outstanding on the EB-5 Notes.

On October 16, 2016, the Company launched a new $50.0 million EB-5 Phase II funding, with plans to issue EB-5 Notes on the same terms and conditions as those issued under the Company’s EB-5 Phase I funding.

Unsecured working capital loans.  In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (Secunderabad Oils).  Under this agreement, Secunderabad Oils agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad Oils of 12%.  In return, the Company agreed to pay Secunderabad Oils an amount equal to 30% of the plant’s monthly net operating profit.  In the event that the Company’s biodiesel facility operates at a loss, Secunderabad Oils would owe the Company 30% of the losses.  The agreement can be terminated by either party at any time without penalty.  On January 1, 2016, Secunderabad Oils suspended the agreement to use any funds provided under the agreement to buy feedstock until commodity prices returned to economically viable levels.  On June 1, 2016, the agreement was reinitiated on the terms described above.

During the years ended December 31, 2016 and 2015, the Company made principal and interest payments to Secunderabad Oils of approximately $4.6 million and $5.9 million, respectively.  As of December 31, 2016 and 2015, the Company had approximately $0.3 million and none outstanding under this agreement, respectively.

In October 2016, the Company made an agreement with one of the raw material vendors to pay 12% interest on unpaid balance of $1.9 million for supplying the palm stearin. The Company paid $0.4 million during the three months ended December 31, 2016. As of December 31, 2016, the Company had approximately $1.5 million outstanding on this raw material purchase agreement.

Scheduled debt repayments for loan obligations follow:

Twelve months ended December 31,	Debt Repayments
2017	$11,409
2018	65,237
2019	25,000
2020	11,174
Total debt	112,820
Discounts	(1,106)
Total debt, net of discounts	$111,714

5. Commitments and Contingencies

Operating Leases

As of December 31, 2016, the Company, through its subsidiaries, has non-cancelable future minimum operating lease payments for various office space locations. Future minimum operating lease payments are as follows:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
Twelve months ended December 31,	Future Rent Payments
2017	$462
2018	479
2019	495
2020	209
Total	$1,645

The Cupertino facility office space consists of 9,238 rentable square feet.  The current lease expires on May 31, 2020.  From June 1, 2013 through December 31, 2016, we sublet office space consisting of 3,104 rentable square feet to Splunk Inc., at a monthly rent rate equal to the rent charged to us by our landlord.

For the years ending December 31, 2016 and 2015, the Company received from Splunk Inc., approximately $0.1 million in rent reimbursement. For the years ended December 31, 2016 and 2015, the Company recognized rent expense of $0.5 million each period.

Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendants EdenIQ, Inc. (EdenIQ) and its CEO, Brian D. Thome and Trinity Capital Investments (Trinity).  The lawsuit is based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of the Company and EdenIQ.  The lawsuit also asserts that EdenIQ and Mr. Thome fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology which the Company would not have done but for the merger agreement. The relief sought includes EdenIQ’s specific performance of the merger agreement and monetary damages, as well as punitive damages, attorneys’ fees, and costs.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District Court for the Eastern District of California – Fresno Division against us and our subsidiary, AAFK.  The case was transferred to the Southern District of Indiana and joined to a pending Multidistrict Litigation.  The complaint alleges infringement of patent rights assigned to Greenshift and pertaining to corn oil extraction processes we employ and seeks royalties, treble damages, attorney’s fees, and injunctions precluding us from further infringement.  The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC.  Valicor has no obligations to indemnify us.  On October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid and, therefore, not infringed and adopted this finding in our case on January 16, 2015.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided.  We believe the likelihood of Greenshift succeeding on appeal of the invalidity findings is small since the Court’s findings included several grounds for invalidity of each allegedly infringed patent.  If Greenshift successfully appeals the findings of invalidity, damages may be $1 million or more.  The suit also alleged that GS Cleantech obtained the patents at issue by inequitably conducting itself before the United States Patent Office.  A trial in the District Court for the Southern District of Indiana on that issue was concluded and the Court found the patents unenforceable because of inequitable conduct by GS Cleantech and its counsel before the Patent and Trademark Office.  GS Cleantech has asked the Court to reconsider its decision, citing the existence of a recently issued patent that the patent examiner allowed despite the Court’s findings and the allowance of which the Court did not consider when making its decision of inequitable conduct.  GS Cleantech has indicated it will appeal the current ruling on inequitable conduct if the Court’s reconsideration does not result in a change in its findings. The Court’s reconsideration has been stayed until April 10, 2017.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)

6. Stockholders’ Equity

The Company is authorized to issue up to 40 million shares of common stock, $0.001 par value and 65 million shares of preferred stock, $0.001 par value.

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

	Authorized	Shares Issued and
	Shares	Outstanding December 31,
		2016	2015
Series B preferred stock	7,235	1328	1398
Undesignated	57,765	—	—
	65,000	1328	1398

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

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583 thousand shares with an original purchase price of $1.8 million out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders’ equity by the same amount to reflect the Company’s obligations with respect to this matter.  The obligation accrues interest at the rate of 5.25% per year.  At December 31, 2016 and 2015, the Company had accrued an outstanding obligation of $2.8 million and $2.7 million, respectively.  Full cash payment to the Cordillera Fund is past due.  The Company expects to pay this obligation upon availability of funds after paying senior secured obligations.

7. Outstanding Warrants

During the years ended December 31, 2016 and 2015, the Company granted 227 thousand and 229 thousand common stock warrants, for the extension of certain Notes. The accredited investors received 2 year warrants exercisable at $0.01 per share as part of note agreements. In 2015, the Company also granted110 thousand common stock warrants outside the Company plans to certain employees with 1/12th vesting every three months over 3 years and to Directors with immediate vesting. These warrants have a 10 year term and are exercisable at $2.59 per share as part of the warrant agreement.

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

For the years ended December 31, 2016 and 2015, Note investors exercised 227 thousand and 229 thousand warrant shares at exercise prices of $0.01 per share, respectively.

A summary of historical warrant activity for the years ended December 31, 2016 and 2015 follows:

Description	For the year ended December 31
	2016	2015
Dividend-yield	0%	0%
Risk-free interest rate	0.81%	1.1%
Expected Volatility	71.8%	80.0%
Expected life (years)	2	3.62
Market value per share on grant date	$2.56	$4.06
Exercise price per share	$0.01	$0.85
	$2.55	$3.85

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2014	351	$3.05	2.69
Granted	339	0.85
Exercised	(272)	0.21
Expired	(50)	1.30
Outstanding December 31, 2015	368	$3.36	4.61
Exercised	(233)	0.01
Granted	227	0.01
Expired	(18)	0.01
Outstanding December 31, 2016	344	$3.33	3.88

40 thousand of the above outstanding warrants are not vested and exercisable as of December 31, 2016. As of December 31, 2016, the Company had $77 thousand of total unrecognized compensation expense related to warrants which the Company will amortize over the 1.94 years of weighted remaining term.

8. Stock-Based Compensation

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

709 thousand stock option grants were issued on May 19, 2016 for employees and Directors under the Company Stock Plans.10 thousand stock options were issued on November 17, 2016 under the Company Stock Plans for a new hire. As of December 31, 2016, 1.5 million options are outstanding under the Company Stock Plans.

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. As of December 31, 2016, all options are vested and 89 thousand options are outstanding.

Inducement Equity Plan Options

In March 2015, the Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory options to purchase common stock.  The Company issued 12 thousand stock options on August 18, 2016 under the Inducement Equity Plan for a new hire. As of December 31, 2016, 37 thousand options were outstanding.

The following is a summary of awards granted under the above Plans:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2015	95	980	$5.76
Authorized	655	-	-
Granted	(721)	721	2.52
Forfeited/expired	69	(69)	4.70
Balance as of December 31, 2016	98	1,632	$4.37

Vested and unvested awards outstanding as of December 31, 2016 and 2015 follow:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Average Intrinsic Value[1]
2016
Vested and Exercisable	977	$5.45	3.28	$-
Unvested	655	2.76	8.66	-
Total	1,632	$4.37	5.44	$-

2015
Vested and Exercisable	687	$6.49	2.32	$-
Unvested	293	4.06	5.59	-
Total	980	$5.76	3.30	$-

———————
(1) Intrinsic value based on the $1.39 and $2.90 closing price of Aemetis stock on December 31, 2016 and 2015 respectively, as reported on the NASDAQ Exchange and Over the Counter Bulletin Board respectively.

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

For the years ended December 31, 2016 and 2015, the Company recorded option expense in the amount of $0.7 million and $0.9 million, respectively.

Valuation and Expense Information

All issuances of stock options or other issuances of equity instruments to employees as the consideration for services received by us are accounted for based on the fair value of the equity instrument issued. The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
The weighted average fair value calculations for options granted during years ended December 31, 2016 and 2015 are based on the following assumptions:

Description	For the year ended December 31,
	2016	2015
Dividend-yield	0%	0%
Risk-free interest rate	1.66%	1.61%
Expected volatility	77.69%	76.55%
Expected life (years)	6.99	5.40
Market value per share on grant date	$2.52	$3.69
Fair value per share on grant date	$1.79	$2.27

As of December 31, 2016, the Company had $1.1 million of total unrecognized compensation expense for employees which the Company will amortize over the 2.15 years of weighted remaining term.

In addition, Company issued 50 thousand shares in the Company’s restricted common stock for services provided by outside consulting firms at an exercise price of $4.26 during 2015.  We determine the fair value of the these awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Stock-based compensation awards issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ deficit over the applicable service periods based on the fair value of the awards or consideration received at the vesting date.

9. Agreements

Working Capital Arrangement.  Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell & Co. (J.D. Heiskell), the Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell.  The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell.  Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin.  The term of the Agreement expires on December 31, 2017 and is automatically renewed for additional one-year terms.  J.D. Heiskell further agrees to sell all ethanol the Company produces to Kinergy Marketing or other marketing purchasers designated by the Company and all WDG the Company produces to A.L. Gilbert.  The Company markets and sells DCO to A.L. Gilbert and other third parties.  The Company’s relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships.  Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential.  These agreements are ordinary purchase and sale agency agreements for the Keyes plant.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
The J.D. Heiskell sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital Agreements during the years ended December 31, 2016 and 2015 were as follows:

	For the year ended December 31,
	2016	2015
Ethanol sales$	$95,556	92,729
Wet distillers grains sales	22,016	24,556
Corn oil sales	2,995	3,485
Corn/milo purchases	91,234	97,179
Accounts receivable	743	305
Accounts payable	1,821	1,455

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A. L. Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements with Kinergy Marketing matures on August 31, 2017 and with A.L Gilbert on December 31, 2017 with automatic one-year renewals thereafter.  For the years ended December 31, 2016 and 2015, the Company expensed marketing costs of $2.3 million and $2.2 million, respectively, under the terms of both ethanol and wet distillers’ grains agreements.

10. Segment Information

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

Summarized financial information by reportable segment for the years ended December 31, 2016 and 2015 follow:

	For the year ended December 31,
	2016	2015
Revenues
North America	$128,706	$129,408
India	14,452	17,241
Total revenues	$143,158	$146,649

Cost of goods sold
North America	$117,040	$126,290
India	14,519	16,160
Total cost of goods sold	$131,559	$142,450

Gross profit (loss)
North America	$11,666	$3,118
India	(67)	1,081
Total gross profit	$11,599	$4,199

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
North America: In 2016 and 2015, the majority of the Company’s revenues from sales of ethanol, WDG and corn oil were sold to J.D. Heiskell pursuant to the Corn Procurement and Working Capital Agreement. Sales to J.D. Heiskell accounted for 94% and 93% of the Company’s North American segment consolidated revenues in 2016 and 2015 respectively.

India: During the 2016, two customers in biodiesel accounted for 51% and 12%, of the consolidated India segment revenues compared to one customer in biodiesel accounted for 56% of the of the consolidated India segment revenues in 2015.

Company total assets by segment follow:

	As of
	December 31,	December 31,
	2016	2015

North America	$67,279	$69,165
India	10,531	13,976
Total Assets	$77,810	$83,141

11. Related Party Transactions

The Company owes Eric McAfee and McAfee Capital, solely owned by Eric McAfee, amounts of $0.4 million each period in connection with employment agreements and expense reimbursements, which are included in accrued expenses and accounts payable on the balance sheet as of December 31, 2016 and 2015.  For the years ended December 31, 2016 and 2015, the Company expensed $0.1 million for each period, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities. The Company prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of December 31, 2016, $0.1 million remained as a prepaid expense.

As consideration for the reaffirmation of guaranties required by Amendment No.12 to the Notes which we entered with Third Eye Capital on March 21, 2016, the Company also agreed to pay $0.2 million in consideration to Mr. McAfee and McAfee Capital in exchange for their willingness to provide the guaranties. As part of the Guarantee fee agreement, $0.2 million is accrued as of December 31, 2016.

The Company owes various Board Members amounts totaling $1.5 million at both December 31, 2016 and 2015, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet.  For each of the years ended December 31, 2016 and 2015, the Company expensed $0.4 million each year, in connection with board compensation fees.

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc., entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital.  Third Eye Capital extended credit in the form of (i) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (ii) senior secured term loans in the principal amount of $10.0 million to convert the Revenue Participation agreement to a Note (“Revenue Participation Term Notes”); and (iii) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party. Please refer to Debt - Note 4 for more information on the transactions with Third Eye Capital.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
12. Income Tax

The Company files a consolidated federal income tax return including all its domestic subsidiaries. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Income tax expense for each of the years ended December 31, 2016 and 2015 consisted of $6 thousand of state and local taxes.

During the years ended December 31, 2016 and 2015, there is minimal tax expense recognized. The deferred tax liability resulted in a reduction in the valuation allowance of the Company, as the Company believes the reversal of the deferred tax liability will occur prior to the expiration of the NOL carryforward. U.S. loss and foreign loss before income taxes are as follows:

	Year Ended December 31,
	2016	2015
United States	(16,316)	(26,241)
Foreign	686	(891)
Pretax Income	(15,630)	(27,132)

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (34%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2016	2015
Income tax expense (benefit) at the federal statutory rate	(5,314)	(9,225)
State tax expense (benefit)	(775)	(760)
Foreign tax differential	(401)	180
Stock-based compensation	152	253
Interest expense	26	16
Goodwill impairment	-	329
Other	127	113
Credits	(24)	(17)
Valuation allowance	6,215	9,117
Income Tax Expense	6	6

Effective Tax Rate	-0.04%	-0.02%

The components of the net deferred tax asset or (liability) are as follows:

	Year Ended December 31,
	2016	2015
Org, Start-up and Intangible Assets	7,435	8,067
Stock Based Comp	185	67
Prop., Plant, and Equip.	(21,639)	(22,717)
NOLs and Credits	66,698	60,603
Convertible Debt	(5)	(5)
Ethanol Credits	1,500	1,500
Debt Extinguishment	612	1,361
Other, net	620	536
Subtotal	55,406	49,411
Valuation Allowance	(55,406)	(49,411)
Deferred tax assets (liabilities)	-	-

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

The Company does not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.  At December 31, 2016 and 2015, these undistributed losses totaled $10.9 million, and $11.6 million, respectively. If any earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2016, the Company’s uncertain tax positions were not significant for income tax purposes.

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

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2016:

United States — Federal	2005 – present
United States — State	2005 – present
India	2006 – present
Mauritius	2006 – present

As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $161.0 million and state net operating loss carryforwards of approximately $154.0 million.  Included in the federal and state net operating loss carryforwards are approximately $0.4 million and $0.3 million of excess stock based compensation related deductions that will be credited to additional paid in capital when the tax benefits realized. The Company also has approximately $1.5 million of alcohol and cellulosic biofuel credit carryforwards. The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2036. The state net operating loss carryforwards expire on various dates between 2027 through 2036. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by U.S. or India statute regarding net operating loss carryforwards and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. The Company’s India subsidiary also will have net operating loss carryforwards as of March 31, 2017, its tax fiscal year end, of approximately $11.0 million in U.S. dollars, which expire from March 30, 2017 to March 30, 2024.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
13. Parent Company Financial Statements (Unaudited)

The following is a summary of the Parent Company financial statements for the years ended December 31, 2016 and 2015:

Aemetis, Inc. (Parent Company)
Consolidated Balance Sheets
As of December 31, 2016 and 2015

Assets	2016	2015
Current assets
Cash and cash equivalents	$-	$-
Intercompany receivables	12,244	15,609
Prepaid expenses	270	315
Total current assets	12,514	15,924

Property, plant and equipment, net	27
Other assets	54	54

Total Assets	$12,595	$15,978

Liabilities & stockholders' deficit
Current liabilities
Accounts payable	$3,039	$2,746
Mandatorily redeemable Series B convertible preferred	2,844	2,742
Other current liabilities	1,419	1,158
Total current liabilities	7,302	6,646

Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	49,694	39,019
Investment in Aemetis Americas, Inc	205	205
Investment in Aemetis Biofuels, Inc.	2,738	2,741
Investment in Aemetis Technologies, Inc.	2,405	2,285
Investment in AE Advanced Fuels Goodland , Inc.	51	-
Investment in AE Advanced Products Keyes , Inc.	113
Investment in Biofuels Marketing, Inc.	349	349
Investment in Aemetis International, Inc.	(449)	27
Total subsidiary obligation in excess of investment	55,106	44,626

Total long term liabilities	55,106	44,626

Stockholders' deficit
Series B Preferred convertible stock	1	1
Common stock	20	20
Additional paid-in capital	83,441	82,115
Accumulated deficit	(129,887)	(114,251)
Accumulated other comprehensive loss	(3,388)	(3,179)
Total stockholders' deficit	(49,813)	(35,294)
Total liabilities & stockholders' deficit	$12,595	$15,978

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
  Aemetis, Inc. (Parent Company)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2016 and 2015

	2016	2015

Equity in subsidiary losses	$(10,272)	$(22,669)

Selling, general and administrative expenses	4,818	3,910

Operating loss	(15,090)	(26,579)

Other expense
Interest expense	278	179
Other expense	262	374

Loss before income taxes	(15,630)	(27,132)

Income tax expense	6	6

Net loss	(15,636)	(27,138)

Other comprehensive loss
Foreign currency translation adjustment	(209)	(217)
Comprehensive loss	$(15,845)	$(27,355)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)
Aemetis, Inc. (Parent Company)
Consolidated Statements of Cash Flows
For the years ended December 31, 2016 and 2015

	2016	2015
Operating activities:
Net loss	(15,636)	(27,138)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	747	938
Stock issued in connection with consultant services	-	204
Change in fair value of warrant liability	(25)	(54)
Changes in assets and liabilities:
Subsidiary portion of net losses	10,272	22,669
Prepaid expenses	45	294
Accounts payable	293	(103)
Accrued interest expense	284	197
Other liabilities	104	120
Other assets	-	(31)
Net cash used in operating activities	(3,916)	(2,904)

Investing activities:
Subsidiary advances, net	3,916	2,816
Net cash provided by investing activities	3,916	2,816

Financing activities:
Issuance of common stock for services, option and warrant exercises	-	23
Net cash provided by financing activities	-	23

Net increase (decrease) in cash and cash equivalents	-	(65)

Cash and cash equivalents at beginning of period	-	65
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information, cash paid:

Interest payments	4,894	6,824
Income tax expense	6	6

Supplemental disclosures of cash flow information, non-cash transactions:

Proceeds from exercise of stock options applied to accounts payable	-	21
Fair value of warrants issued to subordinated debt holders	578	1,087
Repurchase of common stock on revolver loan advance	-	7,479
Stock issued in connection with services and interest on debt	-	432
Settlement of accounts payable through transfer of equipment	66	-

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Tabular data in thousands, except par value and per share data)

14. Subsequent Events

Subordinated Notes

On January 1, 2017, the two accredited investors Subordinated Notes’ maturity was extended until the earlier of (i) June 30, 2017; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 113 thousand in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

Third Eye Capital Promissory Note

On January 31, 2017, a Promissory Note (“January 2017 Note”) for $2.1 million was advanced by Third Eye Capital to Aemetis Inc., as a short-term credit facility for working capital and other general corporate purposes with 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, and (c) May 30, 2017. In addition, as part of January 2017 Note agreement, Aemetis used the $0.5 million of the total proceeds to buy back 275 thousand common shares that were held by Third Eye Capital. In consideration of the January 2017 Note, the $133 thousand of total proceeds were paid to Third Eye Capital as financing charges.

Third Eye Capital Amendment

On March 1, 2017, Third Eye Capital agreed to Amendment No. 13 to the Note Purchase Agreement to: (i) extend the maturity date of the Third Eye Capital Notes to April 1, 2018 in exchange for a 5% extension fee consisting of adding $3.1 million to the outstanding principal balance of the Note Purchase Agreement and to allow for the further extension of the maturity date of the Third Eye Capital Notes to April 1, 2019, at the Company’s election, for an additional extension fee of 5% of the then outstanding Third Eye Capital Notes, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2016, (iii) provide that such covenant will be deleted prospectively from the Note Purchase Agreement, (iv) waive the default under the Note Purchase Agreement relating to indebtedness outstanding to Laird Q. Cagan (the “Laird Cagan subordinated note”) and (v) waive the covenant under the Note Purchase Agreement to permit the Company to pay off the defaulted Laird Cagan subordinated note by issuing stock. The borrowers agreed to use their best efforts to close the transaction to purchase assets in Goodland, Kansas from Third Eye Capital as described in a non-binding offer to purchase letter between an affiliate of the Company and Third Eye Capital. As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $750 thousand to be added to the outstanding principal balance of the Revolving Credit Facility. As a result of the extension of the maturity date in Amendment No. 13, the Third Eye Capital Notes are classified as non-current debt. We will evaluate the Amendment of the Notes and will determine proper accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

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
●
Obtaining the remaining $1.0 million of EB-5 Phase I funding from escrow and $1.0 million from fund raising;
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

Management believes that through the above mentioned actions it will be able to fund company operations and continue to operate the secured assets for at least a year.  There can be no assurance that the existing credit facilities and cash from operations will be sufficient or that the Company will be successful at maintaining adequate relationships with the senior lenders or significant shareholders.  Should the Company require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ERIC A. MCAFEE	Chairman/Chief Executive Officer	March 16, 2017
Eric A. McAfee	(Principal Executive Officer and Director)

/s/Todd Waltz	Chief Financial Officer	March 16, 2017
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ Francis Barton	Director	March 16, 2017
Fran Barton

/s/ Lydia I. Beebe	Director	March 16, 2017
Lydia I. Beebe

/s/ John R. Block	Director	March 16, 2017
John R. Block

/s/ Dr. Steven Hutcheson	Director	March 16, 2017
Dr. Steven Hutcheson

/s/ Harold Sorgenti	Director	March 16, 2017
Harold Sorgenti