Form 10-Q
period 2017-03-31
AEMETIS, INC
filed 2017-05-11
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
OR
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
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑   Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock on April 30, 2017 was 19,696,447 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2017

INDEX

PART I--FINANCIAL INFORMATION

Item 1	Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	26
Item 4.	Controls and Procedures.	26

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

iii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$231	$1,486
Accounts receivable	1,004	1,557
Inventories	2,784	3,241
Prepaid expenses	698	555
Other current assets	213	206
Total current assets	4,930	7,045

Property, plant and equipment, net	65,670	66,370
Intangible assets, net of accumulated amortization of $444 and $424, respectively	1,280	1,300
Other assets	3,097	3,095
Total assets	$74,977	$77,810

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$7,812	$7,842
Current portion of long term debt	1,575	2,027
Short term borrowings	11,280	9,382
Mandatorily redeemable Series B convertible preferred stock	2,869	2,844
Accrued property taxes	2,947	2,648
Other current liabilities	2,518	2,473
Total current liabilities	29,001	27,216

Long term liabilities:
Senior secured notes	64,524	61,631
EB-5 notes	33,500	33,000
Long term subordinated debt	5,711	5,674
Other long term liabilities	80	102
Total long term liabilities	103,815	100,407

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,328 and 1,328 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,984 and $3,984, respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 19,696 and 19,858 shares issued and outstanding, respectively	20	20
Additional paid-in capital	83,573	83,441
Accumulated deficit	(138,414)	(129,887)
Accumulated other comprehensive loss	(3,019)	(3,388)
Total stockholders' deficit	(57,839)	(49,813)
Total liabilities and stockholders' deficit	$74,977	$77,810

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended March 31,
	2017	2016
Revenues	$31,574	$33,326

Cost of goods sold	32,161	31,240

Gross profit (loss)	(587)	2,086

Research and development expenses	86	97
Selling, general and administrative expenses	3,295	2,999

Operating loss	(3,968)	(1,010)

Other (income) expense:

Interest expense
Interest rate expense	2,842	2,678
Amortization expense	1,683	1,355
Other expense	28	64

Loss before income taxes	(8,521)	(5,107)

Income tax expense	6	6

Net loss	$(8,527)	$(5,113)

Other comprehensive income (loss)
Foreign currency translation adjustment	369	(6)
Comprehensive loss	$(8,158)	$(5,119)

Net loss per common share
Basic	$(0.43)	$(0.26)
Diluted	$(0.43)	$(0.26)

Weighted average shares outstanding
Basic	19,776	19,648
Diluted	19,776	19,648

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the three months ended March 31,
	2017	2016
Operating activities:
Net loss	$(8,527)	$(5,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	409	117
Depreciation	1,146	1,175
Debt related amortization expense	1,683	1,355
Intangibles and other amortization expense	33	32
Change in fair value of warrant liability	5	16

Changes in operating assets and liabilities:
Accounts receivable	569	210
Inventories	498	2,003
Prepaid expenses	(142)	-
Other current and long-term assets	1	(578)
Accounts payable	(303)	(1,948)
Accrued interest expense and fees, net of payments	1,977	2,947
Other liabilities	181	501
Net cash provided by (used in) operating activities	(2,470)	717

Investing activities:
Capital expenditures	(44)	(308)
Net cash used in investing activities	(44)	(308)

Financing activities:
Proceeds from borrowings	3,043	777
Repayments of borrowings	(2,050)	(1,143)
Net cash provided by (used in) financing activities	993	(366)

Effect of exchange rate changes on cash and cash equivalents	266	(1)
Net cash and cash equivalents (decrease) increase for period	(1,255)	42
Cash and cash equivalents at beginning of period	1,486	283
Cash and cash equivalents at end of period	$231	$325

Supplemental disclosures of cash flow information, cash paid:
Interest paid	$1,004	$86
Income taxes paid	6	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Fair value of warrants issued to subordinated debt holders	174	328
Repurchase of common stock on agent advance sub debt	451	-
Senior debt extension and waiver fees added to debt	4,446	4,940
Settlement of accounts payable through transfer of equipment	-	66

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
●
Aemetis Advanced Fuels Goodland, Inc., a Delaware corporation; and,
●
Aemetis Advanced Biorefinery Keyes, Inc., a Delaware corporation.

Headquartered in Cupertino, California, the Company is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, the Company owns and operates a 60 million gallon per year ethanol production facility in the California Central Valley near Modesto where its manufactures and produces ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”) and distillers’ corn oil. The Company also owns and operates a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. It also operates a research and development laboratory at the Maryland Biotech Center, and holds a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of March 31, 2017, the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, and the consolidated condensed statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The consolidated condensed balance sheet as of December 31, 2016 was derived from the 2016 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2016 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three months ended March 31, 2017 and 2016 have been prepared on the same basis as the audited consolidated statements as of December 31, 2016 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Accounts Receivable. The Company sells ethanol, WDG, CDS, and distillers’ corn oil through third-party marketing arrangements generally without requiring collateral. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate additional allowances may be required. We did not reserve any balance for allowances for doubtful accounts as of March 31, 2017 and December 31, 2016.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three months ended March 31, 2017 and 2016, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of March 31, 2017 and 2016:

	As of
	March 31, 2017	March 31, 2016

Series B preferred (1:10 post split basis)	133	133
Common stock options and warrants	2,613	1,316
Debt with conversion feature at $30 per share of common stock	1,168	801
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	3,914	2,250

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

Recently Issued Accounting Pronouncements.

None reported beyond those disclosed in our 2016 annual report.

2.
Inventories

Inventories consist of the following:

	March 31, 2017	December 31, 2016
Raw materials	$979	$1,044
Work-in-progress	1,405	1,360
Finished goods	400	837
Total inventories	$2,784	$3,241

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

3.
Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2017	December 31, 2016
Land	$2,738	$2,713
Plant and buildings	82,282	81,755
Furniture and fixtures	603	572
Machinery and equipment	4,353	4,308
Construction in progress	104	88
Total gross property, plant & equipment	90,080	89,436
Less accumulated depreciation	(24,410)	(23,066)
Total net property, plant & equipment	$65,670	$66,370

Depreciation on the components of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery & equipment	5 - 7
Furniture & fixtures	3 - 5

For the three months ended March 31, 2017 and March 31, 2016, the Company recorded depreciation expense of $1.1 million and $1.2 million, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three months ended March 31, 2017.

4.
Debt

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	March 31, 2017	December 31, 2016
Third Eye Capital term notes	$6,645	$6,577
Third Eye Capital revolving credit facility	27,450	24,927
Third Eye Capital revenue participation term notes	11,153	11,042
Third Eye Capital acquisition term notes	19,276	19,085
Third Eye Capital promissory note	2,124	-
Cilion shareholder seller notes payable	5,711	5,674
Subordinated notes	7,785	7,565
EB-5 long term promissory notes	35,075	35,027
Unsecured working capital loans	1,371	1,817
Total debt	116,590	111,714
Less current portion of debt	12,855	11,409
Total long term debt	$103,735	$100,305

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (“Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as the Original Third Eye Capital Notes). After this financing transaction, Third Eye Capital obtained sufficient equity ownership in the Company to be considered a related party. The Original Third Eye Capital Notes have a maturity date of April 1, 2018.

On January 31, 2017, a Promissory Note (the “January 2017 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) May 30, 2017. In addition, as part of the January 2017 Note agreement, Aemetis used $0.5 million of the total proceeds to buy back 275 thousand common shares that were held by Third Eye Capital. In consideration of the January 2017 Note, $133 thousand of the total proceeds were paid to Third Eye Capital as financing charges. As of March 31, 2017, the outstanding balance on the January 2017 Note was $2.1 million.

On March 1, 2017, Third Eye Capital agreed to Amendment No. 13 to the Note Purchase Agreement to: (i) extend the maturity date of the Third Eye Capital Notes to April 1, 2018 in exchange for a 5% extension fee consisting of adding $3.1 million to the outstanding principal balance of the Note Purchase Agreement and allowing for the further extension of the maturity date of the Third Eye Capital Notes to April 1, 2019, at the Company’s election, for an additional extension fee of 5% of the then outstanding Third Eye Capital Notes, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2016, (iii) provide that such covenant will be deleted prospectively from the Note Purchase Agreement, (iv) waive the default under the Note Purchase Agreement relating to indebtedness outstanding to Laird Cagan and (v) waive the covenant under the Note Purchase Agreement to permit the Company to pay off the defaulted Laird Cagan subordinated note by issuing stock. The borrowers agreed to use their best efforts to close the transaction to purchase assets in Goodland, Kansas from Third Eye Capital as described in a non-binding offer to purchase letter between an affiliate of the Company and Third Eye Capital. As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $750 thousand to be added to the outstanding principal balance of the Revolving Credit Facility. As a result of the extension of the maturity date in Amendment No. 13, the Third Eye Capital Notes are classified as non-current debt. We evaluated the Amendment of the Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On April 28, 2017, the Company entered into a short-term credit facility for working capital and other general corporate purposes governed by a Promissory Note for $1.5 million payable to Third Eye Capital with an interest rate of 14% per annum maturing on the earliest of (a) closing of the Financing, (b) receipt of proceeds from any financing, refinancing or other similar transaction, (c) extension of credit by the Lender, or Agent on behalf of certain lenders or the Noteholders, to the Debtors or their affiliates, and (d) June 15, 2017.

Terms of Third Eye Capital Notes

A.
Term Notes. As of March 31, 2017, the Company had $6.6 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.4 million. The Term Notes mature on April 1, 2018. Interest on the Term Notes accrues at 14% per annum.

B.
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17.75% as of March 31, 2017), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2018. As of March 31, 2017, AAFK had $27.5 million in principal and interest outstanding, net of unamortized debt issuance costs of $1.5 million on the Revolving Credit Facility.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

C.
Revenue Participation Term Notes. The Revenue Participation Term Notes bear interest at 5% per annum and mature on April 1, 2018. As of March 31, 2017, AAFK had $11.2 million in principal and interest outstanding, net of unamortized discounts of $0.6 million, on the Revenue Participation Term Notes.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (14.75% per annum as of March 31, 2017) and mature on April 1, 2018. As of March 31, 2017, Aemetis Facility Keyes, Inc. had $19.3 million in principal and interest outstanding, net of unamortized discounts of $1.0 million, on the Acquisition Term Notes.

E.
January 2017 Note. The January 2017 Note accrues interest at 14% and matures on May 30, 2017. As of March 31, 2017, the outstanding balance on the January 2017 Note was $2.1 million.

The Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures.

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

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (“Cilion”) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of March 31, 2017, Aemetis Facility Keyes, Inc. had $5.7 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

On January 1, 2017, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) June 30, 2017; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated the January 1, 2017 amendment and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On January 14, 2013, Laird Cagan, a related party, loaned $0.1 million through a promissory note maturing on December 31, 2016 with a five percent annualized interest rate and the right to exercise 5 thousand warrants exercisable at $0.01 per share.

At March 31, 2017 and December 31, 2016, the Company owed, in aggregate, subordinated notes in the amount of $7.8 million and $7.6 million in principal and interest outstanding, net of unamortized issuance discounts of $0.3 million and none, respectively.

EB-5 long-term promissory notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011, (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 3%, with each note in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the “EB-5 Phase I funding”). The EB-5 Notes are convertible after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes plant in increments of $0.5 million. As of March 31, 2017, the Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012, of which $34.0 million have been released from the escrow amount to the Company, with $1.0 million remaining in escrow and $1.0 million to be funded to escrow. As of March 31, 2017, $34.0 million in principal and $1.1 million in accrued interest were outstanding on the EB-5 Notes.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding.

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

During the three months ended March 31, 2017 and 2016, the Company made principal and interest payments to Secunderabad Oils of approximately $0.5 million and $0.1 million, respectively. As of March 31, 2017 and December 31, 2016, the Company had approximately $1.3 million and $0.3 million outstanding under this agreement, respectively.

In October 2016, the Company made an agreement with a supplier of palm stearin to its Kakinada plant to pay 12% interest on an unpaid balance under the raw material purchase agreement of $1.9 million. As of March 31, 2017 and December 31, 2016, the Company had nil and $1.5 million outstanding on this raw material purchase agreement, respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Scheduled debt repayments for loan obligations follow:

Twelve months ended March 31,	Debt Repayments
2018	$12,855
2019	88,569
2020	8,000
2021	10,711
Total debt	120,135
Discounts	(3,545)
Total debt, net of discounts	$116,590

5. Stock-Based Compensation

Common Stock Reserved for Issuance

Aemetis authorized the issuance of 2.6 million shares of common stock under its Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together, the “Company Stock Plans”), which includes both incentive and non-statutory stock options. These options generally expire five to ten years from the date of grant with a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment.

On January 19, 2017, 637 thousand stock option grants were issued to employees and directors under the Company Stock Plans. As of March 31, 2017, 171 thousand options were vested and 2.1 million options are outstanding under the Company Stock Plans.

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. As of March 31, 2017, all options are vested and 89 thousand options are outstanding.

Inducement Equity Plan Options

In March 2015, the board of directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100 thousand non-statutory stock options to purchase common stock. As of March 31, 2017, 37 thousand options were outstanding.

The following is a summary of options granted under the all above stock plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2016	98	1,632	$4.37
Authorized	655	-	-
Granted	(637)	637	1.72
Forfeited/expired	9	(9)	4.86
Balance as of March 31, 2017	125	2,260	$3.62

As of March 31, 2017, there were 1.2 million options vested under all the above stock plans.

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

For the three months ended March 31, 2017 and 2016, the Company recorded stock compensation expense in the amount of $409 thousand and $117 thousand, respectively.

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

There were 637 thousand options granted during the three months ended March 31, 2017.

The fair value calculations for options granted during three months ended March 31, 2017 are based on the following assumptions:

Description	For the three months ended March 31, 2017
Dividend-yield	0%
Risk-free interest rate	2.28%
Expected volatility	74.83%
Expected life (years)	7
Market value per share on grant date	$1.72
Fair value per share on grant date	$1.21

As of March 31, 2017, the Company had $1.5 million of total unrecognized compensation expense for employees which the Company will amortize over the 2.3 years of weighted average remaining term.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

6.
Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company agreed to procure whole yellow corn and milo primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions, however, in the past all of our grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn and milo pass to the Company when the corn and milo are deposited into the weigh bin. The term of the Agreement expires on December 31, 2017 and is automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all ethanol to Kinergy Marketing or other marketing purchasers designated by the Company and all WDG and corn oil to A.L. Gilbert. Our relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the delivery to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for the Keyes plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement and the Corn Procurement and Working Capital Agreement during the three months ended March 31, 2017 and 2016 were as follows:

	As of and for the three months ended March 31,
	2017	2016
Ethanol sales	$22,544	$20,251
Wet distiller's grains sales	4,564	5,175
Corn oil sales	798	707
Corn/milo purchases	23,468	21,353
Accounts receivable	336	302
Accounts payable	1,616	1,391

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company has entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A. L. Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements with Kinergy Marketing and with A.L. Gilbert mature on August 31, 2017 and on December 31, 2017, respectively, each with automatic one-year renewals thereafter. For the three months ended March 31, 2017 and 2016, the Company expensed marketing costs of $0.5 million each, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement.

7.
Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Company’s owned ethanol plant in Keyes, California and its technology lab in College Park, Maryland. As the Company’s technology gains market acceptance, this business segment is expected to include its domestic commercial application of cellulosic ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Summarized financial information by reportable segment for the three months ended March 31, 2017 and 2016 follows:

	For the three months ended March 31,
	2017	2016
Revenues
North America	$29,953	$28,052
India	1,621	5,274
Total revenues	$31,574	$33,326

Cost of goods sold
North America	$30,649	$26,159
India	1,512	5,081
Total cost of goods sold	$32,161	$31,240

Gross profit (loss)
North America	$(696)	$1,893
India	109	193
Total gross profit (loss)	$(587)	$2,086

North America. During the three months ended March 31, 2017 and 2016, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 93% of the Company’s North America segment revenues for the three months ended March 31, 2017 and 2016.

India. During the three months ended March 31, 2017, one customer in biodiesel accounted for 44% and one customer in refined glycerin accounted for 13% of the Company’s consolidated India segment revenues. During the three months ended March 31, 2016, one customer in biodiesel accounted for 53% and no customer in refined glycerin accounted for more than 10% of the Company’s consolidated India segment revenues.

Total assets by segment consist of the following:

	As of
	March 31,	December 31,
	2017	2016

North America	$64,735	$67,279
India	10,242	10,531
Total Assets	$74,977	$77,810

8.
Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital, solely owned by Eric McAfee, amounts of $0.4 million and $0.4 million in connection with employment agreements and expense reimbursements included in accrued expenses and accounts payable on the balance sheet as of March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017 and 2016, the Company expensed $17 thousand and $22 thousand, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities. The Company prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of March 31, 2017, $0.1 million remained as a prepaid expense. As consideration for the reaffirmation of guaranties required by Amendment No. 12 to the Note Purchase Agreement which the Company entered into with Third Eye Capital on March 21, 2016, the Company also agreed to pay $0.2 million in consideration to McAfee Capital in exchange for their willingness to provide the guarantees. As part of the guarantee fee agreement, $0.2 million is accrued as of March 31, 2017 and December 31, 2016.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

9.
Subsequent Events

On April 28, 2017, the Company entered into a short-term credit facility for working capital and other general corporate purposes governed by a Promissory Note for $1.5 million payable to Third Eye Capital with an interest rate of 14% per annum maturing on the earliest of (a) closing of the Financing, (b) receipt of proceeds from any financing, refinancing or other similar transaction, (c) extension of credit by the Lender, or Agent on behalf of certain lenders or the Noteholders, to the Debtors or their affiliates, and (d) June 15, 2017.

10.  Management’s Plans

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. The Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. Management’s plans for the Company include, but are not limited to:

●
Operating the Keyes plant at a profitable level;
●
Continuing to incorporate lower-cost, advanced biofuels feedstock at the Keyes plant when economical;
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
●
Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2017 to the three months ended March 31, 2016.
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

Overview

Headquartered in Cupertino, California, we are an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol production facility in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory at the Maryland Biotech Center and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended March 31 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$29,953	$28,052	$1,901	7%
India	1,621	5,274	(3,653)	-69%
Total	$31,574	$33,326	$(1,752)	-5%

North America. For the three months ended March 31, 2017, we generated 79% of our revenues from sales of ethanol, 19% from sales of WDG, and 2% from sales of corn oil and syrup. During the three months ended March 31, 2017 plant production averaged 98% of the 55 million gallon per year nameplate capacity. The increase in revenues during the three months ended March 31, 2017 was due to a 5% increase in gallons of ethanol sold to 13.5 million gallons, compared to 12.8 million gallons in the three months ended March 31, 2016, and an increase in the average price of ethanol by 6% to $1.75 per gallon in the three months ended March 31, 2017, compared to $1.65 per gallon during the three months ended March 31, 2016. In addition, WDG sales volume increased 1% to 88.4 thousand tons during the three months ended March 31, 2017, compared to 87.7 thousand tons in the three months ended March 31, 2016, and the average price of WDG decreased 11% to $63 per ton compared to $71 per ton in the three months ended March 31, 2016. WDG pricing was impacted by China tariffs that resulted in over supply of the competing dry distillers' grain as well as narrowing dairy margins in the California region where we sell our product.

India. The decrease in revenues was primarily attributable to a decreased production of biodiesel due to a 55% increase in feedstock costs along with working capital constraints restricting our ability to purchase feedstock at higher prices. The sales volume of biodiesel a decreased by 87% to 850 metric tons in the three months ended March 31, 2017 compared to 6,750 metric tons in the three months ended March 31, 2016, partially offset by a 48% increase in average price of biodiesel to $981 per metric ton in the three months ended March 31, 2017, compared to $663 per metric ton in the three months ended March 31, 2016. In addition, refined glycerin sales volume decreased by 18% to 1,159 metric tons in the three months ended March 31, 2017, compared to 1,408 metric tons in the three months ended March 31, 2016, partially offset by a 20% increase in the average price per metric ton to $680 in the three months ended March 31, 2017, compared to $568 per metric ton in the three months ended March 31, 2016. For the three months ended March 31, 2017, we generated 51% of our revenues from the sale of biodiesel and 49% of our revenues from the sale of refined glycerin, compared to 85% of revenues from the sale of biodiesel and 15% of revenues from the sale of refined glycerin for the three months ended March 31, 2016.

Cost of Goods Sold

Three Months Ended March 31 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$30,649	$26,159	$4,490	17%
India	1,512	5,081	(3,569)	-70%
Total	$32,161	$31,240	$921	3%

North America. We ground 4.7 million bushels of corn and milo during the three months ended March 31, 2017 compared to 4.5 million bushels of corn during the three months ended March 31, 2016. Our cost of feedstock per bushel increased by 11% to an average price of $4.93 per bushel during the three months ended March 31, 2017 compared to $4.46 per bushel in the three months ended March 31, 2016 due to significantly higher freight costs caused by severe winter weather in California and ongoing rail dislocation to the region. The increase in cost of feed stock combined with a 6% increase in bushels of corn ground, increased our feedstock costs by 17%. In addition, natural gas and electricity costs increased by 56% to $1.9 million during the three months ended March 31, 2017 compared to $1.2 million in the three months ended March 31, 2016 and other costs such as denaturant and transportation costs naturally increased with an increase in ethanol production.

India. The decrease in costs of goods sold was attributable to the decrease in revenues from the sales of biodiesel and refined glycerin and a decrease in average feed stock costs for refined glycerin of 2% to $423 per metric ton for the three months ended March 31, 2017, compared to $430 per metric ton for the three months ended March 31, 2016, partially offset by an increase in average feedstock costs for biodiesel by 55% to $835 per metric ton for the three months ended March 31, 2017, compared to $539 per metric ton for the three months ended March 31, 2016.

Gross Profit (loss)

Three Months Ended March 31 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$(696)	$1,893	$(2,589)	-137%
India	109	193	(84)	-44%
Total	$(587)	$2,086	$(2,673)	-128%

North America. Gross profit decreased by 137% in the three months ended March 31, 2017 due to an increase in average price of corn and milo by 11 % to $4.93 per bushel in the three months ended March 31, 2017 compared to $4.46 per bushel in the three months ended March 31, 2016, partially offset by the receipt of grant income for processing milo as feedstock in the three months ended March 31, 2016.

India. The decrease of 44% in gross profit was attributable to the decrease of 75% in overall sales volume, partially offset by increase in overall average sales price by 25%.

Operating Expenses

R&D

Three Months Ended March 31 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$86	$97	$(11)	-11%
India	-	-	-	0%
Total	$86	$97	$(11)	-11%

The R&D expense in our North America segment was consistent for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended March 31 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$3,024	$2,478	$546	22%
India	271	521	(250)	-48%
Total	$3,295	$2,999	$296	10%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue in the three months ended March 31, 2016 increased to 10% as compared to 9% in the corresponding period of 2016. The increase in SG&A expenses for the three months ended March 31, 2017 was due to an increase in salaries and stock compensation of $0.4 million and a $0.1 million increase in utilities, insurance, and penalties.

India. SG&A expenses as a percentage of revenue in the three months ended March 31, 2017 increased to 17% as compared to 10% in the corresponding period of 2016. The decrease in the dollar amount was due to a decrease in operational support charges of $0.1 million and salaries, maintenance, and marketing costs of $0.1 million.

Other Income and Expense

Three Months Ended March 31 (in thousands)

Other (income)/expense
	2017	2016	Inc/(dec)	% change
North America
Interest rate expense	$2,874	$2,614	$260	10%
Amortization expense	1,683	1,355	328	24%
Other (income) expense	49	92	(43)	-47%

India
Interest rate expense	(32)	64	(96)	-150%
Other (income)	(21)	(28)	7	25%
Total	$4,553	$4,097	$456	11%

Other (Income)/Expense. Other (income) expense consists primarily of interest rate and amortization expenses attributable to debt facilities acquired by our parent company and our subsidiaries, and interest accrued on the judgments obtained by Cordillera Fund and The Industrial Company. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment loss or gain.

North America. Interest expense was higher in the three months ended March 31, 2017 due to the addition of extension and waiver fees for senior debt and extension fees for subordinated debt and also an increase in the prime rate, causing slightly higher interest rates during the quarter. Amortization expense in the three months ended March 31, 2017 decreased due to debt issuance costs present during the prior period becoming fully amortized in 2016. The decrease in other expense was due to fully amortized guarantee fees in the three months ended March 31, 2016 compared to the three months ended March 31, 2017.

India. Interest expense decreased as a result of carrying only working capital loans in the three months ended March 31, 2017 and the payoff of the Budge Budge refineries’ raw material working capital loan in the three months ended March 31, 2017 was credited to the interest booked on that loan. The decrease in other income was caused primarily by smaller foreign exchange gains in the three months ended March 31, 2017.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.2 million at March 31, 2017, of which $57 thousand was held in our North American entities and $174 thousand was held in our Indian subsidiary. Our current ratio at March 31, 2017 was 0.17, compared to a current ratio of 0.26 at December 31, 2016. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$231	$1,486
Current assets (including cash, cash equivalents, and deposits)	4,930	7,045
Current and long term liabilities (excluding all debt)	16,226	15,909
Current & long term debt	116,590	111,714

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of March 31, 2017, the EB-5 escrow account is holding funds from two investors pending approval by the USCIS. These funds represent $1.0 million of funding that is expected to be released from the escrow account in the first half of 2017. On October 16, 2016, we launched a new EB-5 Phase II funding, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. Our principal uses of cash have been to service indebtedness and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.

We operate in a volatile market in which we have little control over the major components of production costs and product revenues.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, distillers’ corn oil, CDS, biodiesel, waste fats and oils, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant, (ii) continuing to incorporate lower-cost, advanced biofuels feedstock at the Keyes plant when economical, thereby increasing operating margins, (iii) obtaining the remaining $1.0 million of EB-5 Phase I funding from escrow and $1.0 million from fund raising, (iv) obtaining $50.0 million in funding from EB-5 Phase II funding currently being offered to investors, (v) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (vi) securing higher volumes of sales from the Kakinada plant, (vii) continuing to expand the domestic India markets, (viii) using the availability on the existing working capital credit line, and (ix) sales of common stock under the ATM registration statement, we will be able to obtain the liquidity necessary to fund company operations for the foreseeable future. However, there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

At March 31, 2017, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $64.5 million. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2018; provided, however, that pursuant to Amendment No. 13, dated March 1, 2017, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2019 upon notice and payment of a 5% extension fee. We intend to pay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes, a senior debt refinancing and/or equity financing.

As of March 31, 2017, the outstanding balance on the promissory note with Third Eye Capital was $2.1 million with a maturity date of May 30, 2017.

Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities in the past as described in further detail in Note 4.Debt of the Notes to Consolidated Financial Statements in Part I of this Form 10-Q.  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

We also rely on our working capital lines with J.D. Heiskell in California and Secunderabad Oils in India to fund our commercial arrangements for the acquisitions of feedstock. J.D. Heiskell currently provides us with working capital for the Keyes plant and Secunderabad Oils currently provides us with working capital for the Kakinada plant.  The ability of both J.D. Heiskell and Secunderabad Oils to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

During the three months ended March 31, 2017, current and long term debt increased by $4.8 million, primarily due to (i) accrued interest of $2.7 million, (ii) payment of a $0.7 million waiver fee, $3.1 million maturity date extension fee, and $2.1 million promissory note for operations to our senior lender, (iii) $0.3 million in subordinated debt extension fees, and (iv) $1.6 million drawn to pay a raw material vendor working capital loan from the Secunderabad Oil working capital loan. The increase in current and long term debt was partially offset by decreases due to: (i) $2.0 million of principal payments to a raw material vendor working capital loan and Secunderabad working capital loan in India, (ii) payments of interest of $1.0 million, and (iii) $2.7 million in net discount issuance costs to be amortized. Current assets decreased by $2.1 million, primarily due to a (i) $0.5 million decrease in inventories, (ii) $1.2 million decrease in cash and (ii) $0.5 million decrease in accounts receivable, partially offset by a $0.1 million increase in prepaids.

Net cash used by operating activities during the three months ended March 31, 2017 was $2.5 million, consisting of non-cash charges of $3.3 million, net changes in operating assets and liabilities of $2.8 million, and net loss of $8.6 million. The non-cash charges consisted of: (i) $1.7 million in amortization of debt issuance costs and patents, (ii) $1.1 million in depreciation expenses, and (iii) $0.4 million in stock-based compensation expense. Net changes in operating assets and liabilities consisted primarily of decreases in accounts receivable of $0.6 million, inventory of $0.5 million, and accounts payable of $0.3 million, partially offset by increases in other liabilities of $0.2 million and accrued interest of $2.0 million.

Cash used by investing activities was minimal.

Cash provided by financing activities was $1.0 million, primarily consisting of payments in principal and interest on working capital loans in India of $2.1 million, partially offset by borrowings of $3.0 million.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, and debt modification and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our 2016 annual report.

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

PART II -- OTHER INFORMATION

Item 1.
Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendants EdenIQ, Inc. (EdenIQ) and its CEO, Brian D. Thome and Trinity Capital Investments (Trinity). The lawsuit is based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of the Company and EdenIQ. The lawsuit also asserts that EdenIQ and Mr. Thome fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology, which the Company would not have done but for the merger agreement. The relief sought includes EdenIQ’s specific performance of the merger agreement and monetary damages, as well as punitive damages, attorneys’ fees, and costs. In response to the Company’s Santa Clara County lawsuit, EdenIQ has filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s publicity of the status of the merger. EdenIQ seeks monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs. Due to the early stage of the litigation an estimate as to any Company losses cannot be made at this time but it is probable that the Company’s damages will exceed EdenIQ’s damages thus resulting in a gain to the Company.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District Court for the Eastern District of California – Fresno Division against us and our subsidiary, AAFK.  The case was transferred to the Southern District of Indiana and joined to a pending Multidistrict Litigation.  The complaint alleges infringement of patent rights assigned to Greenshift and pertaining to corn oil extraction processes we employ, and seeks royalties, treble damages, attorney’s fees, and injunctions precluding us from further infringement.  The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC.  Valicor has no obligations to indemnify us.  On October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid and, therefore, not infringed and adopted this finding in our case on January 16, 2015.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided.  We believe the likelihood of Greenshift succeeding on appeal of the invalidity findings is small since the Court’s findings included several grounds for invalidity of each allegedly infringed patent.  If Greenshift successfully appeals the findings of invalidity, damages may be $1 million or more.  The suit also alleged that GS Cleantech obtained the patents at issue by inequitably conducting itself before the United States Patent Office.  A trial in the District Court for the Southern District of Indiana on that issue was concluded and the Court found the patents unenforceable because of inequitable conduct by GS Cleantech and its counsel before the Patent and Trademark Office.  GS Cleantech has asked the Court to reconsider its decision, citing the existence of a recently issued patent that the patent examiner allowed despite the Court’s findings and the allowance of which the Court did not consider when making its decision of inequitable conduct. On March 20, 2017, GS Cleantech and its counsel, Cantor Colburn LLP filed a Notice of Appeal regarding the current ruling on inequitable conduct. The Appeal has been stayed for 60 days to allow the parties an opportunity to discuss settlement. On April 5, 2017, the parties asked the Court for an extension of the current stay in the case which was granted.

Item 1A.
Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 17, 2017.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2017, we issued 113 thousand shares of our common stock to two subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3.
Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2017.

Item 4.
Mine Safety Disclosures.

None

Item 5.
Other Information.

None

Item 6.
Exhibits.

3.1	Amended and Restated Articles of Incorporation filed on March 16, 2017.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2017

AEMETIS, INC.

By:	/s/ TODD WALTZ
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2017