Form 10-Q
period 2017-06-30
AEMETIS, INC
filed 2017-08-10
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017
Or

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

The number of shares outstanding of the registrant’s Common Stock on July 31, 2017 was 19,822,462 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2017

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

PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$667	$1,486
Accounts receivable	1,135	1,557
Inventories	6,056	3,241
Prepaid expenses	1,877	555
Other current assets	309	206
Total current assets	10,044	7,045

Property, plant and equipment, net	65,020	66,370
Intangible assets, net of accumulated amortization of $465 and $424, respectively	1,259	1,300
Other assets	3,095	3,095
Total assets	$79,418	$77,810

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$9,018	$7,842
Current portion of long term debt	1,651	2,027
Short term borrowings	15,566	9,382
Mandatorily redeemable Series B convertible preferred stock	2,894	2,844
Accrued property taxes	3,401	2,648
Other current liabilities	2,801	2,473
Total current liabilities	35,331	27,216

Long term liabilities:
Senior secured notes	67,866	61,631
EB-5 notes	34,000	33,000
Long term subordinated debt	5,748	5,674
Other long term liabilities	58	102
Total long term liabilities	107,672	100,407

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,328 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,984 respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 19,710 and 19,858 shares issued and outstanding, respectively	20	20
Additional paid-in capital	83,785	83,441
Accumulated deficit	(144,401)	(129,887)
Accumulated other comprehensive loss	(2,990)	(3,388)
Total stockholders' deficit	(63,585)	(49,813)
Total liabilities and stockholders' deficit	$79,418	$77,810

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues	$40,764	$33,059	$72,338	$66,385

Cost of goods sold	39,059	31,115	71,220	62,355

Gross profit	1,705	1,944	1,118	4,030

Research and development expenses	110	106	196	203
Selling, general and administrative expenses	3,262	2,902	6,557	5,901

Operating loss	(1,667)	(1,064)	(5,635)	(2,074)

Other (income) expense:

Interest expense
Interest rate expense	3,164	2,955	6,006	5,633
Amortization expense	1,164	1,489	2,847	2,844
Other (income) expense:	(8)	(525)	20	(461)

Loss before income taxes	(5,987)	(4,983)	(14,508)	(10,090)

Income tax expense	-	-	6	6

Net loss	$(5,987)	$(4,983)	$(14,514)	$(10,096)

Other comprehensive income (loss)
Foreign currency translation adjustment	29	(100)	398	(106)
Comprehensive loss	$(5,958)	$(5,083)	$(14,116)	$(10,202)

Net loss per common share
Basic	$(0.30)	$(0.25)	$(0.74)	$(0.51)
Diluted	$(0.30)	$(0.25)	$(0.74)	$(0.51)

Weighted average shares outstanding
Basic	19,699	19,741	19,737	19,695
Diluted	19,699	19,741	19,737	19,695

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the six months ended June 30,
	2017	2016
Operating activities:
Net loss	$(14,514)	$(10,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	604	401
Depreciation	2,298	2,353
Debt related amortization expense	2,847	2,844
Intangibles and other amortization expense	64	63
Change in fair value of warrant liability	3	12

Changes in operating assets and liabilities:
Accounts receivable	338	472
Inventories	(2,705)	1,682
Prepaid expenses	(321)	118
Other current and long-term assets	(99)	(1,624)
Accounts payable	1,140	(3,141)
Accrued interest expense and fees, net of payments	4,826	5,243
Other liabilities	675	766
Net cash used in operating activities	(4,844)	(907)

Investing activities:
Capital expenditures	(511)	(400)

Net cash used in investing activities	(511)	(400)

Financing activities:
Proceeds from borrowings	10,833	4,006
Repayments of borrowings	(6,589)	(2,310)
Net cash provided by financing activities	4,244	1,696

Effect of exchange rate changes on cash and cash equivalents	292	(81)
Net cash and cash equivalents increase (decrease) for period	(819)	308
Cash and cash equivalents at beginning of period	1,486	283
Cash and cash equivalents at end of period	$667	$591

Supplemental disclosures of cash flow information, cash paid:
Interest paid	$1,273	$542
Income taxes paid	6	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Fair value of warrants issued to subordinated debt holders	174	328
Repurchase of common stock added to TEC promissory note	451	-
Senior debt extension and waiver fees added to debt	4,446	4,940
TEC promissory note fees and fees for Goodland transaction	1,620	-
Settlement of accounts payable through transfer of equipment	-	66

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
●
Aemetis Technologies, Inc., a Delaware corporation;
●
Aemetis Biochemicals, Inc., a Nevada corporation and its subsidiary Aemetis Advanced Products Keyes, Inc., a Delaware corporation;
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
●
Aemetis Advanced Fuels Goodland, Inc., a Delaware corporation; and,
●
Aemetis Advanced Biorefinery Keyes, Inc., a Delaware corporation.

Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, the Company owns and operates a 60 million gallon per year ethanol production facility in the California Central Valley near Modesto where it manufactures and produces ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”) and distillers’ corn oil. The Company also owns and operates a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. It also operates a research and development laboratory and holds a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

Basis of Presentation and Consolidation. The consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated condensed balance sheet as of June 30, 2017, the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, and the consolidated condensed statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The consolidated condensed balance sheet as of December 31, 2016 was derived from the 2016 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2016 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2017 and 2016 have been prepared on the same basis as the audited consolidated statements as of December 31, 2016 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowances for doubtful accounts as of June 30, 2017 and December 31, 2016.

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

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Accounting Standards Codification (ASC) Subtopic 360-10-35 Property, Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value.

Basic and Diluted Net Income (Loss) per Share.  Basic net income (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred net losses for the three and six months ended June 30, 2017 and 2016, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of June 30, 2017 and 2016:

	As of
	June 30, 2017	June 30, 2016

Series B preferred (1:10 post split basis)	133	133
Common stock options and warrants	2,589	1,953
Debt with conversion feature at $30 per share of common stock	1,188	806
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	3,910	2,892

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

The “North America” operating segment includes the Company’s 60 million gallons per year capacity Keyes plant in Keyes, California and the research and development facility.

The “India” operating segment encompasses the Company’s 50 million gallon per year capacity biodiesel plant in Kakinada, India, its administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents,  accounts receivable and accounts payable approximate their estimated fair values due to the short-term maturities of those financial instruments. These financial instruments are considered Level 1 measurements under the fair value hierarchy. Due to the unique terms of our notes payable and lines of credit and the financial condition of the Company, the fair value of the debt is not readily determinable. Outside valuation experts are used to estimate the discount rate using similar instruments in the event that extinguishment accounting is applied.

Share-Based Compensation. The Company recognizes share-based compensation expense in accordance with ASC 718 Stock Compensation, requiring the Company to recognize expense related to the estimated fair value of the Company’s share-based compensation awards at the time the awards are granted, adjusted to reflect only those shares that are expected to vest.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Recently Issued Accounting Pronouncements.

None reported beyond those disclosed in our 2016 annual report.

2.           Inventories

Inventory consists of the following:

	June 30, 2017	December 31, 2016
Raw materials	$4,189	$1,044
Work-in-progress	1,451	1,360
Finished goods	416	837
Total inventories	$6,056	$3,241

3.         Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2017	December 31, 2016
Land	$2,740	$2,713
Plant and buildings	82,341	81,755
Furniture and fixtures	603	572
Machinery and equipment	4,326	4,308
Construction in progress	539	88
Total gross property, plant & equipment	90,549	89,436
Less accumulated depreciation	(25,529)	(23,066)
Total net property, plant & equipment	$65,020	$66,370

Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and Buildings	20-30
Machinery & Equipment	5-7
Furniture & Fixtures	3-5

For the three months ended June 30, 2017 and 2016, the Company recorded depreciation expense of $1.2 million for each period. For the six months ended June 30, 2017 and 2016, the Company recorded depreciation expense of $2.3 million and $2.4 million respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three and six months ended June 30, 2017 and 2016.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

4.         Debt

Debt consists of the notes from our senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	June 30, 2017	December 31, 2016
Third Eye Capital term notes	$6,737	$6,577
Third Eye Capital revolving credit facility	30,293	24,927
Third Eye Capital revenue participation term notes	11,311	11,042
Third Eye Capital acquisition term notes	19,525	19,085
Third Eye Capital promissory note	3,669	-
Cilion shareholder seller notes payable	5,748	5,674
Subordinated notes	8,200	7,565
EB-5 long term promissory notes	35,651	35,027
Unsecured working capital loans	3,697	1,817
Total debt	124,831	111,714
Less current portion of debt	17,217	11,409
Total long term debt	$107,614	$100,305

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

On January 31, 2017, a Promissory Note (the “January 2017 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) May 30, 2017. In addition, as part of the January 2017 Note agreement, Aemetis used $0.5 million of the total proceeds to buy back 275 thousand common shares that were held by Third Eye Capital. In consideration of the January 2017 Note, $133 thousand of the total proceeds were paid to Third Eye Capital as financing charges. As of June 30, 2017, the outstanding balance on the January 2017 Note was $2.1 million.  On July 10, 2017, the January 2017 Note was paid in full (see Note 9 Subsequent Events).

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On March 1, 2017, Third Eye Capital agreed to Amendment No. 13 to the Note Purchase Agreement to: (i) extend the maturity date of the Third Eye Capital Notes to April 1, 2018 in exchange for a 5% extension fee consisting of adding $3.1 million to the outstanding principal balance of the Note Purchase Agreement and allowing for the further extension of the maturity date of the Third Eye Capital Notes to April 1, 2019, at the Company’s election, for an additional extension fee of 5% of the then outstanding Third Eye Capital Notes outstanding balance, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2016, (iii) provide that such covenant will be deleted prospectively from the Note Purchase Agreement, (iv) waive the default under the Note Purchase Agreement relating to  indebtedness outstanding to Laird Cagan and (v) waive the covenant under the Note Purchase Agreement to permit the Company to pay off the defaulted Laird Cagan subordinated note by issuing stock. The borrowers agreed to use their best efforts to close the transaction to purchase assets in Goodland, Kansas from Third Eye Capital as described in a non-binding offer to purchase letter between an affiliate of the Company and Third Eye Capital. On July 10, 2017, the Goodland transaction was closed. As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $750 thousand to be added to the outstanding principal balance of the Revolving Credit Facility. As a result of the extension of the maturity date in Amendment No. 13, the Third Eye Capital Notes are classified as non-current debt. We evaluated the Amendment of the Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On April 28, 2017, a Promissory Note (the “April 2017 Note”, and together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $1.5 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earliest of (a) closing of the Financing, (b) receipt of proceeds from any financing, refinancing or other similar transaction, (c) extension of credit by the Lender, or Agent on behalf of certain lenders or the Noteholders, to the Debtors or their affiliates, and (d) June 15, 2017.  In addition, $1 million of this note represents fees payable by Goodland Advanced Fuels, Inc. upon the closing of the Goodland transaction. On July 10, 2017, the April 2017 Note was paid in full (see Note 9 Subsequent Events) and the fees payable by Goodland Advanced Fuels, Inc., were fully earned.

Terms of Third Eye Capital Notes

A.
Term Notes.  As of June 30, 2017, the Company had $6.7 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.3 million.  The Term Notes mature on April 1, 2018*.  Interest on the Term Notes accrues at 14% per annum.

B.
Revolving Credit Facility.  The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (18.00% as of June 30, 2017), payable monthly in arrears.  The Revolving Credit Facility matures on April 1, 2018*. As of June 30, 2017, AAFK had $30.3 million in principal and interest outstanding, net of unamortized debt issuance costs of $1.1 million on the Revolving Credit Facility.

C.
Revenue Participation Term Note.  The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2018*. As of June 30, 2017, AAFK had $11.3 million in principal and interest outstanding, net of unamortized discounts of $0.5 million, on the Revenue Participation Term Note.

D.
Acquisition Term Notes.  The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (15.00% per annum as of June 30, 2017) and mature on April 1, 2018*. As of June 30, 2017, Aemetis Facility Keyes, Inc. had $19.5 million in principal and interest outstanding, net of unamortized discounts of $0.8 million, on the Acquisition Term Notes.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

E.
January 2017 Note. The January 2017 Note accrued interest at 14% and matured on May 30, 2017, at which time it started accruing interest at 20% until it was paid on July 10, 2017. As of June 30, 2017, the outstanding balance on the January 2017 Note was $2.1 million.

F.
April 2017 Note. The April 2017 Note accrued interest at 14% and matured on June 15, 2017, at which time it started accruing interest at 20% until it was paid on July 10, 2017. As of June 30, 2017, the outstanding balance on the April 2017 Note was $1.5 million.

The Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures.

The Third Eye Capital Notes are secured by first priority liens on all real and personal property of, and assignment of proceeds from government grants and guarantees from Aemetis, Inc.  The Third Eye Capital Notes contain cross-collateral and cross-default provisions.  McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by all of its Company shares.  In addition, Eric McAfee provided a blanket lien on substantially all of his personal assets, and McAfee Capital provided a guarantee in the amount of $8.0 million.

*The note maturity date can be extended by the Company to April 2019. As a condition to any such extension, the Company would be required to pay a fee of 5% of the carrying value of the debt. By this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion, Inc., on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger consideration, subordinated to the senior secured Third Eye Capital Notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full.  As of June 30, 2017, Aemetis Facility Keyes, Inc. had $5.7 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

On January 1, 2017, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) June 30, 2017; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated the January 1, 2017 amendment and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On July 1, 2017, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2017; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We will evaluate the July 1, 2017 amendment and the refinancing terms of the notes and determine the accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On January 14, 2013, Laird Cagan, a related party, loaned $0.1 million through a promissory note maturing on December 31, 2016 with a five percent annualized interest rate and the right to exercise 5 thousand warrants exercisable at $0.01 per share.

At June 30, 2017, the Company owed, in aggregate, the amount of $8.2 million in principal and interest under the Subordinated Notes.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes plant in increments of $0.5 million. As of June 30, 2017, the Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012, of which $34.5 million have been released from the escrow amount to the Company, with $0.5 million remaining in escrow and $1.0 million to be funded to escrow. As of June 30, 2017, $34.5 million in principal and $1.2 million in accrued interest remained outstanding.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding to refinance indebtedness and capital expenditures.

Unsecured working capital loans.  In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”).  Under this agreement, Secunderabad Oils agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Secunderabad Oils of fifteen percent (15%).  In return, the Company agreed to pay Secunderabad Oils an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials.  In the event that the Company’s biodiesel facility operates at a loss, Secunderabad Oils owes the Company 30% of the losses.  The agreement can be terminated by either party at any time without penalty. On January 1, 2016, Secunderabad Oils suspended the agreement to use any funds provided under the agreement to buy feedstock until commodity prices returned to economically viable levels. On June 1, 2016, the agreement was reinitiated on the terms described above. During the six months ended June 30, 2017 and 2016, the Company made principal and interest payments to Secunderabad Oils of approximately $2.3 million and $1.0 million, respectively. As of June 30, 2017 the Company had none outstanding under the Secunderabad Oils agreement.

On April 16, 2017, the Company entered into a similar operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility.  Working capital advances bear interest at the actual bank borrowing rate of Gemini of twelve percent (12%).  In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials.  In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges.  The agreement can be terminated by either party at any time without penalty.  Additionally, Gemini received a first priority lien on the assets of the Kakinada biodiesel facility. During the three months ended June 30, 2017, the Company made principal and interest payments to Gemini of approximately $2.8 million. As of June 30, 2017, the Company had $3.7 million outstanding on this raw material purchase agreement.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In October 2016, the Company made an agreement with a supplier of palm stearin to its Kakinada plant to pay 12% interest on an unpaid balance under the raw material purchase agreement of $1.9 million. As of June 30, 2017 and December 31, 2016, the Company had nil and $1.5 million outstanding on this raw material purchase agreement, respectively.

Scheduled debt repayments for loan obligations follow:

Twelve months ended June 30,	Debt Repayments
2018	$17,217
2019	92,027
2020	5,000
2021	13,248
Total debt	127,492
Discounts	(2,661)
Total debt, net of discounts	$124,831

5.      Stock-Based Compensation

Plan Stock Options

Aemetis authorized the issuance of 2.6 million shares of common stock under its Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together, the “Company Stock Plans”), which include both incentive and non-statutory stock options. These options generally expire five to ten years from the date of grant with a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment.  On January 19, 2017, 637 thousand stock option grants were issued to employees and directors under the Company Stock Plans. As of June 30, 2017, 2.1 million options are outstanding under the Company Stock Plans.

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. As of June 30, 2017, all options are vested and 89 thousand options are outstanding.

Inducement Equity Plan Options

In March 2016, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100 thousand non-statutory stock options to purchase common stock.  As of June 30, 2017, 37 thousand options were outstanding.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Common Stock Reserved for Issuance

The following is a summary of options granted under the Company Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2016	98	1,632	$4.37
Authorized	655	-	-
Granted	(637)	637	1.72
Forfeited/expired	11	(11)	4.75
Balance as of June 30, 2017	127	2,258	$3.62

As of June 30, 2017, there were 1.3 million options vested under all the Company Stock Plans.

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

For the three months ended June 30, 2017 and 2016, the Company recorded stock compensation expense in the amount of $195 thousand and $284 thousand, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded stock compensation expense in the amount of $604 thousand and $401 thousand, respectively.

Valuation and Expense Information

All issuances of stock options or other issuances of equity instruments to employees as the consideration for services received by us are accounted for based on the fair value of the equity instrument issued. The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. Compensation cost is recorded only for vested options. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants and the plan.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

There were no stock options granted during the three months ended June 30, 2017.

As of June 30, 2017, the Company had $1.3 million of total unrecognized compensation expense for employees, which the Company will amortize over a 2.0 years weighted average remaining term.

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

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital Agreement during the three and six months ended June 30, 2017 and 2016 are as follows:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2017	2016	2017	2016
Ethanol sales	$26,757	$24,055	$49,301	$44,306
Wet distiller's grains sales	5,224	5,629	9,788	10,804
Corn oil sales	852	737	1,650	1,444
Corn/milo purchases	26,338	23,315	49,727	44,668
Accounts receivable	384	374	384	374
Accounts payable	1,719	1,543	1,719	1,543

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A. L. Gilbert. Under the terms of the agreements, subject to certain conditions, Kinergy agreed to market on an exclusive basis all the ethanol we produce and A. L. Gilbert agreed to market on an exclusive basis all the WDG we produce. The agreements with Kinergy Marketing and with A.L. Gilbert matures on August 31, 2017 and on December 31, 2017, respectively, each with automatic one-year renewals thereafter.   For the three months ended June 30, 2017 and 2016, the Company expensed marketing costs of $0.7 million and $0.6 million for each period, respectively, under the terms of both ethanol and wet distiller’s grains marketing agreements. For the six months ended June 30, 2017 and 2016, the Company expensed marketing costs of $1.2 million and $1.1 million, respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The Company entered into forward purchase contracts for approximately 0.9 million bushels of corn, which is the principal raw material for ethanol production. The delivery of this grain will be expected through September 2017.

In addition, the Company has forward sales commitments for approximately 46 thousand tons of wet distillers’ grain. These committed sales will be expected through September 2017.

Unrealized gains and losses on forward contracts and commitments, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements, but are subject to a lower of cost or market assessment.

7.         Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Company’s owned ethanol plant in Keyes, California and its technology research and development lab. As the Company’s technology gains market acceptance, this business segment will initially include its domestic commercial application of cellulosic ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “India” operating segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

Summarized financial information by reportable segment for the three and six months ended June 30, 2017 and 2016 follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues
North America	$35,465	$32,038	$65,418	$60,090
India	5,299	1,021	6,920	6,295
Total revenues	$40,764	$33,059	$72,338	$66,385

Cost of goods sold
North America	$34,359	$29,624	$65,008	$55,783
India	4,700	1,491	6,212	6,572
Total cost of goods sold	$39,059	$31,115	$71,220	$62,355

Gross profit (loss)
North America	$1,106	$2,414	$410	$4,307
India	599	(470)	708	(277)
Total gross profit	$1,705	$1,944	$1,118	$4,030

North America: During the three and six months ended June 30, 2017, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell.  Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 93% of the Company’s North America segment revenues for both the three and six months ended June 30, 2017.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

India. During the three months ended June 30, 2017, two biodiesel customers accounted for 57% and 17% and no refined glycerin customers accounting for more than 10% of the Company’s consolidated India segment revenues, compared to one biodiesel customer accounting for 50% and one refined glycerin customer accounting for 12% of the Company’s consolidated India segment revenues during the three months ended June 30, 2016.

During the six months ended June 30, 2017, two biodiesel customers accounted for 54% and 13% and no refined glycerin customers accounting for more than 10% of the Company’s consolidated India segment revenues, compared to one biodiesel customer accounting for 52% and no refined glycerin customers accounting for more than 10% of the Company’s consolidated India segment revenues during the six months ended June 30, 2016.

Total assets by segment consist of the following:

	As of
	June 30,	December 31,
	2017	2016

North America	$65,615	$67,279
India	13,803	10,531
Total Assets	$79,418	$77,810

8.         Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of June 30, 2017 and December 31, 2016.  For the three months ended June 30, 2017 and 2016, the Company expensed $6 thousand and $19 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. For the six months ended June 30, 2017 and 2016, the Company expensed $23 thousand and $42 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of June 30, 2017, $0.1 million remained as a prepaid expense. As consideration for the reaffirmation of guaranties required by Amendment No. 12 to the Note Purchase Agreement which the Company entered into with Third Eye Capital on March 21, 2016, the Company also agreed to pay $0.2 million in consideration to McAfee Capital in exchange for their willingness to provide the guarantees. The balance of $0.2 million for guarantee fee remained as accrued liability as of June 30, 2017 and December 31, 2016.

9.         Subsequent Events

Subordinated Debt Refinancing

On July 1, 2017, the Subordinated Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2017; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A 10% cash extension fee was paid by adding the fee to the balance of the new Note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share.  Accounting of the July 1, 2017 amendments and the refinancing terms of the Notes will be evaluated in accordance with ASC 470-50 Debt – Modification and Extinguishment.

 AEMETIS, INC.

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Unaudited, tabular data in thousands except par value and per share data)

Goodland Transaction

On July 10, 2017, Aemetis, Inc., and its subsidiary Aemetis Advanced Products Keyes, Inc. (“AAPK” and together with the Company, the “Guarantors”) entered into the revolving notes with Goodland Advanced Fuels, Inc. in the amount of $5.6 million, proceeds of which were used for repayment of the January 2017 Note, repayment of the April 2017 Note and working capital funding.  The interest on these notes accrues at the rate of 12% per annum.  Under the terms of this agreement, the balance of $1.2 million is available to draw.  The maturity date is July 10, 2019, which may be extended for up to two additional one-year periods upon prior written notice and upon the satisfaction of certain conditions and the payment of a renewal fee.  Additionally, the Company received an option to purchase all of the capital stock of Goodland Advanced Fuels, Inc., for an aggregate purchase price of $0.01 per share. As consideration for the facility, Aemetis, Inc., and Aemetis Advanced Products Keyes, Inc. provided certain limited guaranties for repayment of loans and pledged stock in Aemetis Advanced Products Keyes, Inc. in favor of Third Eye Capital Corporation, as administrative agent and collateral agent for and on behalf of Goodland Advanced Fuels, Inc. Aemetis further provided an option to the owner of Goodland Advanced Fuels, Inc.,  for the issuance of 100,000 shares of common stock pursuant to full vesting of the shares on January 1, 2018.

Research and Development Lab Relocation

During July 2017, the research lab at College Park, Maryland was closed and is being relocated to a new location in Minneapolis, Minnesota.

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
●
Obtaining the remaining $0.5 million of EB-5 Phase I funding from escrow and $1.0 million from fund raising;
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
●
Draw upon credit facility provided by the Goodland transaction

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
●
Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016.
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

Overview

Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol production facility in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

Our revenue development strategy for the second half of 2017 and 2018 in North America is based on supplying ethanol into the fuel markets in Northern California and supplying feed products in the form of WDG to dairy and feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margin and are actively educating local dairy and feed potential customers on the value of our WDG product in an effort to further strengthen demand for this product. We also expect to sign a final agreement in the third quarter with a major industrial gas company to sell CO2 produced at the Keyes ethanol plant, which will add incremental income for the North America segment. In addition to these efforts, we are developing an advanced cellulosic ethanol project near our plant in Keyes, CA for the deployment of the combined LanzaTech and InEnTec technologies using primarily orchard wood and shells from the Central Valley. Technology agreements have been signed and an Integrated Demonstration Unit is in the process of being commissioned.

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, beginning sales to retail customers using recent regulatory changes in India that allow sales of biodiesel at retail fuel stations, pursuing tender offers placed by India government oil companies for bulk purchases of fuels, and delivering biodiesel under our agreement with BP Singapore for sales into the European markets.  Recent changes in July 2017 in India's Goods and Services Tax (GST) raised the combined tax rate from 11% to 18% on our sales into the Indian domestic markets, though this higher tax rate is under review.  This increase in GST taxation is expected to hamper domestic India revenue expansion and generate lower margins.  Further increases in the price of crude oil, which sets a ceiling on the price we receive for our biodiesel, could offset the impact of the GST legislation.  We believe the deployment of these strategies will allow for continued growth in revenue through the second half of 2017 and into 2018.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended June 30 (in thousands)

	2017	2016	Inc/(dec)	% change

North America	$35,465	$32,038	$3,427	11%
India	5,299	1,021	4,278	419%

Total	$40,764	$33,059	$7,705	23%

North America.  For the three months ended June 30, 2017, we generated 79% of our revenues from sales of ethanol, 18% from sales of WDG, and 3% from sales of corn oil and CDS.  During the three months ended June 30, 2017, plant production averaged 114% of the 55 million gallon per year nameplate capacity.  The increase in revenues for the three months ended June 30, 2017 compared to June 30, 2016 was due to ethanol sales volumes increasing by 16% to 15.6 million gallons offset by the average ethanol price decreasing by 2% to $1.80 per gallon.  In addition, the WDG sales volume increased 16% to 107.0 thousand tons while the average price of WDG decreased by 17% to $60 per ton during the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. WDG pricing was impacted by China tariffs that resulted in an oversupply of the competing dry distillers’ grain as well as narrowing dairy margins in the California region where we sell our product.

India.   For the three months ended June 30, 2017 and 2016, we generated 77% of our sales from biodiesel and 23% of our sales from refined glycerin. The increase in revenues for the three months ended June 30, 2017 compared to June 30, 2016 was due to the increase in biodiesel sales volume by 300% to 4,661 metric tons, while the average price of biodiesel increased by 30% to $876 per metric ton. Similarly, the sales volume of refined glycerin increased by 297% to 1,522 metric tons while the average price of glycerin increased by 29% to $800 per metric ton. In general, the production and sales volumes were up as the Company was free of secured debt and lower cost of working capital in the three months ended June 30, 2017 compared to lower volumes due to plant shut down and higher working capital costs at the same time last year.

Cost of Goods Sold

Three Months Ended June 30 (in thousands)

	2017	2016	Inc/(dec)	% change

North America	$34,359	$29,624	$4,735	16%
India	4,700	1,491	3,209	215%

Total	$39,059	$31,115	$7,944	26%

North America.  We ground 5.5 million bushels of corn during the three months ended June 30, 2017 compared to 4.7 million bushels of corn during the three months ended June 30, 2016. Our cost of feedstock per bushel decreased by 1% to an average of $4.78 per bushel during the three months ended June 30, 2017 compared to $4.83 per bushel during the three months ended June 30, 2016. The 17% increase in bushels of corn ground increased our feedstock costs by 16%. In addition, natural gas costs increased by 76% to $1.7 million during the three months ended June 30, 2017 compared to $1.0 million in the three months ended June 30, 2016 and other costs such as denaturant and transportation costs naturally increased with an increase in ethanol production.

India.  The increase in cost of goods sold was attributable to the increase in sales of biodiesel and glycerin. The total sales volume increased to 6,183 metric tons in the three months ended June 30, 2017 compared to 1,548 metric tons in the three months ended June 30, 2016, while average feedstock costs increased by 70% to $830 per metric ton in the three months ended June 30, 2017 compared to $487 per metric ton in the three months ended June 30, 2016. The market feedstock prices in general were higher in the three months ended June 30, 2017 and 2016, but came down slightly during the three months ended June 30, 2017 compared to the same period in 2016. During 2016, the Company used up the feedstock that was bought at lower prices in the previous quarters and did not buy feedstock at higher prices and did not produce biodiesel in the three months ended June 30, 2016 compared to procurement of feedstock at higher prices and producing more biodiesel during the three months ended June 30, 2017. In addition, the Kakinada plant was shut down for maintenance in May 2016, causing write off of feedstock from bottom of the tanks through the cleaning process into cost of goods sold and reclassification of certain expenses to SG&A in the three months ended June 30, 2016.

Gross Profit (Loss)

Three Months Ended June 30 (in thousands)

	2017	2016	Inc/(dec)	% change

North America	$1,106	$2,414	$(1,308)	-54%
India	599	(470)	1,069	227%

Total	$1,705	$1,944	$(239)	-12%

North America.  Gross profit decreased by 54% due to a slight decrease in the average price of ethanol of 2% during the three months ended June 30, 2017 compared to the same period in 2016. In addition, natural gas and electricity costs along with transportation costs increased.

India.  Gross profit increased by 227% due to a 299% increase in volume of total sales and a 30% increase in the overall average selling price offset by a 70% increase in feedstock costs during the three months ended June 30, 2017 resulting in a gross profit for the three months ended June 30, 2017.

Operating Expenses

R&D

Three Months Ended June 30 (in thousands)

	2017	2016	Inc/(dec)	% change

North America	$110	$106	$4	4%
India	-	-	-	0%

Total	$110	$106	$4	4%

R&D expenses in our North America segment was consistent for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended June 30 (in thousands)

	2017	2016	Inc/(dec)	% change

North America	$2,867	$2,684	$183	7%
India	395	218	177	81%

Total	$3,262	$2,902	$360	12%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue during the three months ended June 30, 2017 was consistent at 8% as compared to the corresponding period of 2016.  SG&A expenses during the three months ended June 30, 2017 increased by 7% compared to the three months ended June 30, 2016. The increase was due to an increase in rent, insurance and tax penalties of $135 thousand, professional fees of $57 thousand, and marketing expenses of $65 thousand, offset by decreases in salaries expense of $56 thousand and depreciation and travel expenses of $18 thousand during the three months ended June 30, 2017.

India.  SG&A expenses as a percentage of revenue during the three months ended June 30, 2017 decreased to 7% as compared to 21% in the corresponding period of 2016 due to lower sales and reclassification of certain cost of goods sold costs to SG&A as the Kakinada plant was shut down for maintenance in the month of May 2016. The 81% increase in SG&A expenses during the three months ended June 30, 2017 compared to the same period of 2016 was due to an increase in operation support charges of $154 thousand, professional fees of $30 thousand, marketing and travel expenses of $37 thousand, offset by a decrease in salaries and supplies of $47 thousand in the three months ended June 30, 2017.

Other Income and Expense

Three Months Ended June 30 (in thousands)

Other (income)/expense
	2017	2016	Inc/(dec)	% change
North America
Interest rate expense	$3,107	$2,896	$211	7%
Amortization expense	1,164	1,489	(325)	-22%
Other (income) expense	(11)	(501)	490	-98%

India
Interest rate expense	57	59	(2)	-3%
Other (income)	3	(24)	27	113%

Total	$4,320	$3,919	$401	10%

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

North America.  Interest expense was slightly higher in the three months ended June 30, 2017 due to higher outstanding debt balances. The decrease in amortization expense is due to debt issuance costs present during the prior period becoming amortized as of June 30, 2017.  The decrease in other income in the three months ended June 30, 2017 was due to receipt of $0.5 million as a onetime mandated gas credit from PG&E during the three months ended June 30, 2016.

India.  Interest expense was consistent with the prior period. The decrease in other income was caused primarily by a decrease in foreign exchange gains and scrap sales.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Six Months Ended June 30 (in thousands)

	2017	2016	Inc/(dec)	% change

North America	$65,418	$60,090	$5,328	9%
India	6,920	6,295	625	10%

Total	$72,338	$66,385	$5,953	9%

North America.  For the six months ended June 30, 2017, we generated 79% of our revenue from sales of ethanol, 18% from sales of WDG, and 3% from sales of corn oil and CDS.  During the six months ended June 30, 2017, plant production averaged 106% of the 55 million gallon per year nameplate capacity.  The increase in revenues for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is due to an increase in ethanol sales volume of 11% to 29.1 million gallons and an increase in the average ethanol price of 2% to $1.78, compared to $1.74 during the six months ended June 30, 2016. In addition, the average price of WDG decreased by 14% to $62 per ton while WDG sales volume increased by 9% to 195.5 thousand tons in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

India.   For the six months ended June 30, 2017, we generated 71% of our sales from biodiesel and 29% of our sales from refined glycerin compared to 84% of our sales from biodiesel and 16% of our sales from refined glycerin during the six months ended June 30, 2016. The increase in revenues for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to a 34% increase in average sales price of biodiesel to $892 per metric ton, partially offset by a 30% decrease in the sales volume of biodiesel to 5,510 metric tons. Sales volume of refined glycerin increased by 50% to 2,682 metric tons while the average price of glycerin increased by 29% to $748 per metric ton in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Cost of Goods Sold

Six Months Ended June 30 (in thousands)

	2017	2016	Inc/(dec)	% change

North America	$65,008	$55,783	$9,225	17%
India	6,212	6,572	(360)	-5%

Total	$71,220	$62,355	$8,865	14%

North America.   We ground 10.3 million bushels of corn and milo during the six months ended June 30, 2017 compared to 9.2 million bushels of corn during the six months ended June 30, 2016.  Our cost of corn per bushel increased by 4% to $4.85 per bushel in the six months ended June 30, 2017 compared to the same period in 2016. The increase in cost of goods sold during the six months ended June 30, 2017 compared to June 30, 2016 reflects the increase in ethanol sales volume by 11% combined with the increase in average price of feedstock.

India.  The slight decrease in cost of goods sold during the six months ended June 30, 2017 compared to June 30, 2016 was attributable to a decrease in feedstock tons used by 50% to 4,325 metric tons at an average price of $987 per metric ton compared to 8,698 metric tons of feedstock used at an average price of $502 per metric ton used during the six months ended June 30, 2016.

Gross Profit (Loss)

Six Months Ended June 30 (in thousands)

	2017	2016	Inc/(dec)	% change

North America	$410	$4,307	$(3,897)	-90%
India	708	(277)	985	-356%

Total	$1,118	$4,030	$(2,912)	-72%

North America.  Gross profit for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 decreased due to a decrease in average WDG price of 14% and an increase in average price of feedstock of 4%.

India.  The increase in gross profit was attributable to an increase of the average price of biodiesel of 34% to $892 per metric ton and of the average price of refined glycerin of 29% to $748 per metric ton offset by an increase in average feedstock prices by 97% to $987 per metric ton as compared to the same period in 2016.

Operating Expenses

R&D

Six Months Ended June 30 (in thousands)

	2017	2016	Inc/(dec)	% change

North America	$196	$203	$(7)	-3%
India	-	-	-	0%

Total	$196	$203	$(7)	-3%

R&D expenses period over period remained constant.

Selling, General and Administrative Expenses (SG&A)

Six Months Ended June 30 (in thousands)

	2017	2016	Inc/(dec)	% change

North America	$5,891	$5,162	$729	14%
India	666	739	(73)	-10%

Total	$6,557	$5,901	$656	11%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the six months ended June 30, 2017 were consistent at 9% as compared to the corresponding period of 2016. The increase in SG&A expenses was primarily due to an increase in insurance, rent, and tax penalties expense of $0.3 million and salaries, stock compensation, and marketing expense of $0.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

India.   SG&A expenses as a percentage of revenue in the six months ended June 30, 2017 decreased to 10% as compared to 12% in the corresponding period of 2016. The decrease was partially due to decrease in salaries and supplies of $138 thousand and marketing fees of $17 thousand, partially offset by increases in operational support charges of $53 thousand and professional fees of $29 thousand in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Other Income and Expense

  Six Months Ended June 30 (in thousands)

Other (income)/expense
	2017	2016	Inc/(dec)	% change
North America
Interest rate expense	$5,981	$5,510	$471	9%
Amortization expense	2,847	2,844	3	0%
Other (income) expense	38	(409)	447	-109%

India
Interest rate expense	25	123	(98)	-80%
Other (income)	(18)	(52)	34	65%

Total	$8,873	$8,016	$857	11%

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

North America.  Interest expense was higher during the six months ended June 30, 2017 due to an increase in principal and interest on our senior notes and Subordinated Notes. The decrease in other income in the six months ended June 30, 2017 was due to receipt of $0.5 million from one time mandated gas credit from PG&E in the six months ended June 30, 2016.

India.  Interest expense decreased as a result of a decrease in the outstanding balance on the State Bank of India loan. The decrease in other income was caused primarily by a decrease in foreign exchange gains in the six months ended June 30, 2017.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.7 million at June 30, 2017, of which $0.5 million was held in our North American entities and $0.2 million was held in our Indian subsidiary. Our current ratio at June 30, 2017 was 0.28 compared to a current ratio of 0.26 at December 31, 2016.  We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities, Goodland credit facility, and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, long term liabilities (excluding all debt), and debt at the end of each period were as follows (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$667	$1,486
Current assets (including cash, cash equivalents, and deposits)	10,044	7,045
Current and long term liabilities (excluding all debt)	18,172	15,909
Current & long term debt	124,831	111,714

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of June 30, 2017, the EB-5 escrow account is holding funds from one investor pending approval by the USCIS. These funds represent $0.5 million of funding that is expected to be released from the escrow account in the second half of 2017. On October 16, 2016, we launched a new EB-5 Phase II funding, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. Our principal uses of cash have been to refinance indebtedness and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.

We operate in a volatile market in which we have little control over the major components of production costs and product revenues and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily as a result of changes in the prices for corn, ethanol, WDG, distillers’ corn oil, CDS, biodiesel, waste fats and oils, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant, (ii) continuing to incorporate lower-cost, advanced biofuels feedstock at the Keyes plant when economical, thereby increasing operating margins, (iii) obtaining the remaining $0.5 million of EB-5 Phase I funding from escrow and $1.0 million from fund raising, (iv) obtaining $50.0 million in funding from EB-5 Phase II funding currently being offered to investors, (v) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (vi) securing higher volumes of sales from the Kakinada plant, (vii) continuing to expand the domestic India markets, (viii) using the availability on the existing working capital credit line, and (ix) sales of common stock under the ATM registration statement, we will be able to obtain the liquidity necessary to fund company operations for the foreseeable future.  However, there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

At June 30, 2017, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes not including promissory notes discussed below equaled $67.9 million. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2018; provided, however, that pursuant to Amendment No. 13, dated March 1, 2017, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2019 upon notice and payment of a 5% extension fee.  We intend to pay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes, a senior debt refinancing and/or equity financing.

As of June 30, 2017, the outstanding balances on the January 2017 Note and April 2017 Note with Third Eye Capital were $3.6 million and were paid in full on July 10, 2017 using the proceeds from the Goodland transaction.

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

We also rely on our working capital lines with J.D. Heiskell in California and Gemini Edible Oils and Fats in India to fund our commercial arrangements for the acquisitions of feedstock.  J.D. Heiskell currently provides us with working capital for the Keyes plant and Gemini Edible Oils and Fats currently provides us with working capital for the Kakinada plant.  The ability of both J.D. Heiskell and Gemini Edible Oils and Fats to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

The below table describes the changes in current and long term debt during the six months ended June 30, 2017:

	Change in total debt	13,117
Increases to debt:
Accrued interest	5,785
Covenant Waiver fee	750
TEC debt Extension fee	3,100
January 2017 Promissory note including $0.6 million withheld as fees by TEC	2,100
April 2017 Promissory note including $1.0 million withheld as fees by TEC	1,500
Sub debt extension fees	340
Secunderabad Oils and Gemini working capital draws	8,352
EB-5 debt escrow funds received	500
	Total increases to debt	22,427
Decreases to debt:
Interest payments to senior lender	(817)
Interest payments to EB-5 investors	(355)
Principal payments to Secunderabad Oils	(2,320)
Principal and interest payments to Gemini	(4,371)
Debt discount issuance costs to be amortized	(1,447)
	Total decreases to debt	(9,310)

Working capital changes resulted in (i) a $2.8 million increase in inventories due to raw material purchased in the end of the second quarter by India operations and (ii) a $1.4 million increase in prepaid expenses and other assets mainly due to fees of $1.0 million withheld by Third Eye Capital in connection with April 2017 Promissory Note being considered as prepaid for Goodland transaction closing fees, partially offset by a $0.8 million decrease in cash and $0.4 million decrease in accounts receivable.

Net cash used by operating activities during the six months ended June 30, 2017 was $4.8 million, consisting of non-cash charges of $5.8 million, net changes in operating assets and liabilities of $3.9 million and net loss of $14.5 million. The non-cash charges consisted of: (i) $2.9 million in amortization of debt issuance costs and patents, (ii) $2.3 million in depreciation expenses and (iii) $0.6 million in stock-based compensation expense. Net changes in operating assets and liabilities consisted primarily of an increase in inventories of $2.7 million, increase in prepaid expenses of $0.3 million and increase in other current and long term assets of $0.1 million, partially offset by: (i) a $0.3 million decrease in accounts receivable, (ii) a $1.1 million increase in accounts payable, (iii) a $0.7 million increase in other liabilities and (iv) a $4.8 million in accrued interest.

Cash used by investing activities consists of capital expenditures of $0.4 million from U.S. operations and $0.1 million from our UBPL operations.

Cash provided by financing activities was $4.2 million, primarily from proceeds from borrowings of $10.8 million, consisting of $0.5 million received from the EB-5 program, $2.0 million received from TEC promissory notes, and $8.3 million from working capital partners in India for UBPL operations, partially offset by payments of $6.6 million in principal and interest to working capital partners in India for UBPL operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that the following represents our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain: revenue recognition; recoverability of long-lived assets, convertible notes, and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendants EdenIQ, Inc. (EdenIQ) and its CEO, Brian D. Thome and Trinity Capital Investments (Trinity).  The lawsuit is based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of the Company and EdenIQ.  The lawsuit also asserts that EdenIQ and Mr. Thome fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology, which the Company would not have done but for the merger agreement. The relief sought includes EdenIQ’s specific performance of the merger agreement and monetary damages, as well as punitive damages, attorneys’ fees, and costs. Trinity was later dismissed from the lawsuit due to jurisdictional issues, but the Company is pursuing Trinity in Arizona where it is domiciled.  In response to the Company’s Santa Clara County lawsuit, EdenIQ has filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s publicity of the status of the merger.  EdenIQ seeks monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs.  Due to the early stage of the litigation, an estimate as to any Company losses cannot be made at this time.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On July 10, 2017, the Company entered into a Subscription Agreement for the issuance of 100,000 shares of common stock in connection with the Goodland transaction, pursuant to which owner of Goodland Advanced Fuels, Inc. may acquire the shares upon the full vesting of the shares on January 1, 2018. The shares were issued pursuant to an exemption to the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.  The shares are subject to forfeiture for cause.

 Item 3.    Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended June 30, 2017.

Item 4.    Mine Safety Disclosures.

None

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation filed on March 16, 2017.
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2017

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2017