Form 10-Q
period 2017-09-30
AEMETIS, INC
filed 2017-11-09
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
Or
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
Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s Common Stock on October 31, 2017 was 19,822,962 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2017

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

iii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,749	$1,486
Accounts receivable	2,199	1,557
Inventories	5,742	3,241
Prepaid expenses	2,717	555
Other current assets	233	206
Total current assets	12,640	7,045

Property, plant and equipment, net	79,360	66,370
Intangible assets, net of accumulated amortization of $485 and $424, respectively	1,239	1,300
Other assets	3,092	3,095
Total assets	$96,331	$77,810

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$9,367	$7,842
Current portion of long term debt	1,822	2,027
Short term borrowings	12,737	9,382
Mandatorily redeemable Series B convertible preferred stock	2,920	2,844
Accrued property taxes	3,658	2,648
Other current liabilities	3,312	2,473
Total current liabilities	33,816	27,216
Long term liabilities:
Senior secured notes	70,865	61,631
EB-5 notes	34,000	33,000
GAFI secured and revolving notes	23,373	-
Long term subordinated debt	5,786	5,674
Other long term liabilities	37	102
Total long term liabilities	134,061	100,407

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 and 1,328 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 and $3,984 respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 19,823 and 19,858 shares issued and outstanding, respectively	20	20
Additional paid-in capital	84,128	83,441
Accumulated deficit	(151,911)	(129,887)
Accumulated other comprehensive loss	(3,077)	(3,388)
Total stockholders' deficit attributable to Aemetis, Inc.	(70,839)	(49,813)
Non-controlling interest - GAFI	(707)	-
Total stockholders' deficit	(71,546)	(49,813)
Total liabilities and stockholders' deficit	$96,331	$77,810

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues	$38,935	$39,377	$111,273	$105,762

Cost of goods sold	36,980	35,711	108,200	98,066

Gross profit	1,955	3,666	3,073	7,696

Research and development expenses	1,876	87	2,072	290
Selling, general and administrative expenses	3,182	3,222	9,739	9,123

Operating income (loss)	(3,103)	357	(8,738)	(1,717)

Other (income) expense:

Interest expense
Interest rate expense	3,867	3,046	9,873	8,679
Amortization expense	1,265	1,425	4,112	4,269
Other (income) expense	(18)	(19)	2	(480)

Loss before income taxes	(8,217)	(4,095)	(22,725)	(14,185)

Income tax expense	-	-	6	6

Net loss	$(8,217)	$(4,095)	$(22,731)	$(14,191)

Less: Net loss attributable to non-controlling interest	(707)	-	(707)	-

Net loss attributable to Aemetis, Inc.	$(7,510)	$(4,095)	$(22,024)	$(14,191)

Other comprehensive income (loss)
Foreign currency translation adjustment	(87)	56	311	(50)
Comprehensive loss	$(8,304)	$(4,039)	$(22,420)	$(14,241)

Net loss per common share attributable to Aemetis, Inc.
Basic	$(0.38)	$(0.21)	$(1.11)	$(0.72)
Diluted	$(0.38)	$(0.21)	$(1.11)	$(0.72)

Weighted average shares outstanding
Basic	19,804	19,833	19,760	19,741
Diluted	19,804	19,833	19,760	19,741

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the nine months ended September 30,
	2017	2016
Operating activities:
Net loss	$(22,731)	$(14,191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	800	573
Depreciation	3,471	3,523
Debt related amortization expense	4,112	4,269
Intangibles and other amortization expense	98	95
Change in fair value of warrant liability	3	34
Loss on sale/disposal of assets	-	11
Changes in operating assets and liabilities:
Accounts receivable	(932)	150
Inventories	(2,456)	795
Prepaid expenses	89	82
Other current and long-term assets	(41)	(175)
Accounts payable	1,507	(1,315)
Accrued interest expense and fees, net of payments	8,091	5,910
Other liabilities	1,633	683
Net cash provided by (used in) operating activities	(6,356)	444

Investing activities:
Capital expenditures	(681)	(479)

Net cash used in investing activities	(681)	(479)

Financing activities:
Proceeds from borrowings	13,146	8,535
Repayments of borrowings	(8,889)	(8,091)
GAFI proceeds from borrowings	2,810	-
Net cash provided by financing activities	7,067	444

Effect of exchange rate changes on cash and cash equivalents	233	(40)
Net cash and cash equivalents increase for period	263	369
Cash and cash equivalents at beginning of period	1,486	283
Cash and cash equivalents at end of period	$1,749	$652

Supplemental disclosures of cash flow information, cash paid:
Interest paid	$1,875	$2,518
Income taxes paid	6	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Fair value of warrants issued to subordinated debt holders	321	578
Repurchase of common stock added to TEC promissory note	451	-
Senior debt extension and waiver fees added to debt	4,446	4,940
TEC promissory note fees and fees for Goodland transaction	1,169	-
Settlement of accounts payable through transfer of equipment	-	66
GAFI plant, property & equipment acquired	15,431	-
Payment of TEC bridge loan added to GAFI Revolving loan	3,669	-
Prepaid interest on GAFI Term loan	2,250	-

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

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis, Inc., a Nevada corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”). Additionally, we consolidate all entities in which we have a controlling financial interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, there are situations in which an enterprise is required to consolidate a variable interest entity (VIE), even though the enterprise does not own a majority of the voting interests. An enterprise must consolidate a VIE if the enterprise is the primary beneficiary of the VIE. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In July 2017, we closed on a transaction with Goodland Advanced Fuels, Inc. (GAFI). Upon application of consolidation guidance in ASC 810 Consolidation, we determined that GAFI is a variable interest entity and Aemetis, Inc. is the primary beneficiary. Accordingly, the consolidated financial statements include the accounts of GAFI (see Note 6).

All intercompany balances and transactions have been eliminated in consolidation including any transactions between GAFI and Aemetis, Inc. The accompanying consolidated condensed balance sheet as of September 30, 2017, the consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, and the consolidated condensed statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The consolidated condensed balance sheet as of December 31, 2016 was derived from the 2016 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2016 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2017 and 2016 have been prepared on the same basis as the audited consolidated statements as of December 31, 2016 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, revenues, and expenses during the reporting period. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

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

Accounts Receivable. The Company sells ethanol, WDG, CDS, and distillers’ corn oil through third-party marketing arrangements generally without requiring collateral. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advance payment based on the size and creditworthiness of the customer. Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowance for doubtful accounts as of September 30, 2017 and December 31, 2016.

Inventories. Finished goods and work-in-process are valued using methods, which approximate the lower of cost (first-in, first-out) or net realizable value (NRV). Distillers’ grains and related products are stated at NRV. In the valuation of inventories, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the plants in Keyes, California, Goodland, Kansas and Kakinada, India. As part of our variable interest entity, the plant in Kansas is partially completed and is not ready for operation; hence, we are not depreciating these assets yet. Otherwise, it is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

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

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and nine months ended September 30, 2017 and 2016, potentially dilutive securities have been excluded from the diluted net loss per share computations, as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016

Series B preferred (post split basis)	132	133
Common stock options and warrants	2,554	1,965
Debt with conversion feature at $30 per share of common stock	1,194	861
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	3,880	2,959

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

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Aemetis recognizes two reportable geographic operating segments: “North America” and “India.”

The “North America” operating segment includes the Company’s 60 million gallons per year capacity Keyes plant in Keyes, California, the GAFI plant in Goodland, Kansas and the research and development facility.

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

Recently Issued Accounting Pronouncements.

In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance stated that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company’s adoption of this accounting standard begins with the first quarter of fiscal year 2018. In March and April 2016, the FASB issued further revenue recognition guidance amending principal vs. agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated results of operations and financial condition and will be providing guidance in its Form 10-K for the year ended December 31, 2017.

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

2.
Inventory

Inventory consists of the following:

	September 30, 2017	December 31, 2016
Raw materials	$2,306	$1,044
Work-in-progress	1,946	1,360
Finished goods	1,490	837
Total inventories	$5,742	$3,241

3.
Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2017	December 31, 2016
Land	$2,734	$2,713
Plant and buildings	82,390	81,755
Furniture and fixtures	983	572
Machinery and equipment	3,951	4,308
Construction in progress	522	88
GAFI property, plant & equipment	15,431	0
Total gross property, plant & equipment	106,011	89,436
Less accumulated depreciation	(26,651)	(23,066)
Total net property, plant & equipment	$79,360	$66,370

Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 7
Furniture and fixtures	3 - 5

For the three months ended September 30, 2017 and 2016, the Company recorded depreciation expense of $1.2 million for each period. For the nine months ended September 30, 2017 and 2016, the Company recorded depreciation expense of $3.5 million for each period.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment of long-lived assets during the three and nine months ended September 30, 2017 and 2016.

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

4.
Debt

Debt consists of the following:

	September 30, 2017	December 31, 2016
Third Eye Capital term notes	$6,832	$6,577
Third Eye Capital revolving credit facility	32,778	24,927
Third Eye Capital revenue participation term notes	11,473	11,042
Third Eye Capital acquisition term notes	19,782	19,085
Cilion shareholder seller notes payable	5,786	5,674
Subordinated notes	8,445	7,565
EB-5 long term promissory notes	35,822	35,027
Unsecured working capital loans	4,292	1,817
GAFI Term and Revolving loans	23,373	-
Total debt	148,583	111,714
Less current portion of debt	14,559	11,409
Total long term debt	$134,024	$100,305

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

On January 31, 2017, a Promissory Note (the “January 2017 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) May 30, 2017. In addition, as part of the January 2017 Note agreement, Aemetis used $0.5 million of the total proceeds to buy back 275 thousand common shares that were held by Third Eye Capital. In consideration of the January 2017 Note, $133 thousand of the total proceeds were paid to Third Eye Capital as financing charges. As of June 30, 2017, the outstanding balance on the January 2017 Note was $2.1 million. On July 10, 2017, the January 2017 Note was paid in full.

On March 1, 2017, Third Eye Capital agreed to Amendment No. 13 to the Note Purchase Agreement to: (i) extend the maturity date of the Third Eye Capital Notes to April 1, 2018 in exchange for a 5% extension fee consisting of adding $3.1 million to the outstanding principal balance of the Note Purchase Agreement and allowing for the further extension of the maturity date of the Third Eye Capital Notes to April 1, 2019, at the Company’s election, for an additional extension fee of 5% of the then outstanding Third Eye Capital Notes outstanding balance, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2016, (iii) provide that such covenant will be deleted prospectively from the Note Purchase Agreement, (iv) waive the default under the Note Purchase Agreement relating to indebtedness outstanding to Laird Cagan and (v) waive the covenant under the Note Purchase Agreement to permit the Company to pay off the defaulted Laird Cagan subordinated note by issuing stock. The borrowers agreed to use their best efforts to close the transaction to purchase assets in Goodland, Kansas from Third Eye Capital as described in a non-binding offer to purchase letter between an affiliate of the Company and Third Eye Capital, which closed on July 10, 2017. As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $750 thousand to be added to the outstanding principal balance of the Revolving Credit Facility. As a result of the extension of the maturity date in Amendment No. 13, the Third Eye Capital Notes are classified as non-current debt. We evaluated the Amendment of the Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On April 28, 2017, a Promissory Note (the “April 2017 Note”, and together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $1.5 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earliest of (a) closing of the Financing, (b) receipt of proceeds from any financing, refinancing or other similar transaction, (c) extension of credit by the Lender, or Agent on behalf of certain lenders or the Noteholders, to the Debtors or their affiliates, and (d) June 15, 2017. In addition, $1.0 million of this note represents fees payable by Goodland Advanced Fuels, Inc. upon the closing of the Goodland transaction. On July 10, 2017, the April 2017 Note was paid in full and the fees payable by Goodland Advanced Fuels, Inc., were paid.

Terms of Third Eye Capital Notes

A.
Term Notes. As of September 30, 2017, the Company had $6.8 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.2 million. The Term Notes mature on April 1, 2018. Interest on the Term Notes accrues at 14% per annum.

B.
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (18.00% as of September 30, 2017), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2018. As of September 30, 2017, AAFK had $32.8 million in principal and interest outstanding, net of unamortized debt issuance costs of $0.8 million on the Revolving Credit Facility. No amounts remained for future draw on the Revolving Credit Facility.

C.
Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2018. As of September 30, 2017, AAFK had $11.5 million in principal and interest outstanding, net of unamortized discounts of $0.3 million, on the Revenue Participation Term Note.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (15.00% per annum as of September 30, 2017) and mature on April 1, 2018. As of September 30, 2017, Aemetis Facility Keyes, Inc. had $19.8 million in principal and interest outstanding, net of unamortized discounts of $0.5 million, on the Acquisition Term Notes.

E.
January 2017 Note. The January 2017 Note accrued interest at 14% and matured on May 30, 2017, at which time it started accruing interest at 20% until the outstanding balance of the January 2017 Note of $2.1 million was paid on July 10, 2017.

F.
April 2017 Note. The April 2017 Note accrued interest at 14% and matured on June 15, 2017, at which time it started accruing interest at 20% until the outstanding balance of the April 2017 Note of $1.5 million was paid on July 10, 2017.

The Company can extend the maturity date of the Term Notes, Revolving Credit Facility, Revenue Participation Notes, and Acquisition Term Notes to April 2019. As a condition to any such extension, the Company would be required to pay a fee of 5% of the carrying value of the debt. By this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

The Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures.

The Third Eye Capital Notes are secured by first priority liens on all real and personal property of, and assignment of proceeds from government grants and guarantees from Aemetis, Inc. The Third Eye Capital Notes contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by all of its Company shares. In addition, Eric McAfee provided a blanket lien on substantially all of his personal assets, and McAfee Capital provided a guarantee for $8.0 million.

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger consideration, subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of September 30, 2017, Aemetis Facility Keyes, Inc. had $5.8 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $0.9 million and $2.5 million in original notes to the investors (Subordinated Notes). The Subordinated Notes mature every six months. Upon maturity, the notes are generally extended with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full.

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

On July 1, 2017, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2017; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated the July 1, 2017 amendment and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On January 14, 2013, Laird Cagan, a related party, loaned $0.1 million through a promissory note maturing on December 31, 2016 with a five percent annualized interest rate and the right to exercise 5 thousand warrants exercisable at $0.01 per share.

At September 30, 2017, the Company owed, in aggregate, the amount of $8.4 million in principal and interest net of $0.3 million in debt issuance costs under the Subordinated Notes.

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

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes plant in increments of $0.5 million. As of September 30, 2017, the Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012, of which $34.5 million have been released from the escrow account to the Company, with $1.0 million remaining in escrow and $0.5 million to be funded to escrow. As of September 30, 2017, $34.5 million in principal and $1.3 million in accrued interest remained outstanding.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding to refinance indebtedness and capital expenditures of Aemetis, Inc.

Unsecured working capital loans. In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). Under this agreement, Secunderabad Oils agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility. Working capital advances bear interest at the actual bank-borrowing rate of Secunderabad Oils of fifteen percent (15%). In return, the Company agreed to pay Secunderabad Oils an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Secunderabad Oils owes the Company 30% of the losses. Either party can terminate the agreement at any time without penalty. On January 1, 2016, Secunderabad Oils suspended the agreement to use any funds provided under the agreement to buy feedstock until commodity prices returned to economically viable levels. On June 1, 2016, the agreement was reinitiated on the terms described above. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations (“BP Operations”) in the form of inter-corporate deposit for an amount of approximately $2.3 million for a period of 95 days at 14.75% per annum interest rate. The Secunderabad Oils has a second priority lien on the assets of the Kakinada biodiesel facility after this agreement. During the nine months ended September 30, 2017 and 2016, the Company made principal and interest payments to Secunderabad Oils of approximately $2.3 million and $4.5 million, respectively. As of September 30, 2017, the Company had $0.7 million outstanding under the Secunderabad Oils agreement.

On April 16, 2017, the Company entered into a similar operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility. Working capital advances bear interest at the actual bank-borrowing rate of Gemini of twelve percent (12%). In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada biodiesel facility. Since the inception of this agreement, the Company made principal and interest payments to Gemini of approximately $6.2 million. As of September 30, 2017, the Company had $3.6 million outstanding on this raw material purchase agreement.

In October 2016, the Company made an agreement with a supplier of palm stearin to its Kakinada plant to pay 12% interest on an unpaid balance under the raw material purchase agreement of $1.9 million. As of September 30, 2017 and December 31, 2016, the Company had nil and $1.5 million outstanding on this raw material purchase agreement, respectively.

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Variable Interest Entity (GAFI) Term loan and Revolving loan

On July 10, 2017, GAFI entered into a Note Purchase Agreement (“VIE Note Purchase Agreement”) with Third Eye Capital Corporation. See further discussion regarding GAFI in Note 6. Pursuant to the VIE Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the VIE Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of fifteen million dollars (“Term Loan”) and (ii) revolving advances not to exceed ten million dollars in the aggregate (“Revolving Loan”). The interest rate per annum applicable to the Term Loan is equal to ten percent (10%). The interest rate per annum applicable to the Revolving Loans is the greater of (a) the prime rate plus seven and three quarters percent (7.75%) and (b) twelve percent (12%). The maturity date of the Loans (“Maturity Date”) is July 10, 2019, provided that the Maturity Date may be extended at the option of GAFI for up to two additional one-year periods upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. An initial advance under the Revolving Loan was made for $2.2 million as a prepayment of interest on the Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to Noteholders.

GAFI, the Company and its subsidiary Aemetis Advanced Products Keyes, Inc. (“AAPK”) also entered into separate Intercompany Revolving Promissory Notes, dated July 10, 2017 (“Intercompany Revolving Notes”), pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the Revolving Loan borrowed under the VIE Note Purchase Agreement.

In consideration for the direct and indirect benefits from the transactions contemplated by the VIE Note Purchase Agreement and the Intercompany Revolving Notes, Aemetis, Inc. and AAPK ("Guarantors") agreed to enter into a Limited Guaranty. Pursuant to the Limited Guaranty, the Guarantors guarantee the prompt payment and performance of all unpaid principal and interest on the Loans and all other obligations and liabilities of GAFI to any Noteholders in connection with the VIE Note Purchase Agreement. The obligations of the Guarantors pursuant to the Limited Guaranty are secured by a first priority lien over all assets of the Guarantors subject to lien existing in connection with the Existing Note Purchase Agreement of Guarantors. Each Guarantor agreed to make the following regulatory and financial covenants: i) maintenance of existence and compliance, ii) payment of obligations; iii) reporting requirements on financials of Guarantors annually, quarterly; iv) delivery of  cellulosic ethanol project progress reports within 15 days of the month end, v) ensuring the ratio of: (a) the sum of (i) the most recent Mortgaged Property Market Value, and (ii) the most recent AAPK’s cellulosic ethanol project value to (b) the Note Indebtedness, to be less than 2.00:1.00, tested as of the last day of each fiscal quarter, and (iv) permit the amount of trade payables due to exceed the sum of the amount of the GAFI’s Cash Equivalents plus the revolving advances available to be advanced under the Revolving Loan, tested as of the last day of each month.

As of September 30, 2017, GAFI obligations are as follows:

As of
September 30, 2017
Term loan	$15,000
Revolving loan	9,248
Total debt	$24,248
Less: Debt issuance costs	(875)
Total debt	$23,373

Scheduled debt repayments for loan obligations follow:

Twelve months ended September 30,	Debt Repayments
2018	$14,559
2019	119,381
2020	5,000
2021	12,536
Total debt	151,476
Discounts	(2,643)
Total debt, net of discounts	$148,833

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

5. Stock-Based Compensation

Plan Stock Options

Aemetis authorized the issuance of 2.6 million shares of common stock under its Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together, the “Company Stock Plans”), which include both incentive and non-statutory stock options. These options generally expire five to ten years from the date of grant with a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment. On January 19, 2017, 637 thousand stock option grants were issued to employees and directors under the Company Stock Plans. As of September 30, 2017, 2.2 million options are outstanding under the Company Stock Plans.

Non-Plan Stock Options

In November 2012, the Company issued 98 thousand stock options to board members and consultants outside of any Company stock option plan. As of September 30, 2017, all options are vested and 89 thousand options are outstanding.

Inducement Equity Plan Options

In March 2016, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100 thousand non-statutory stock options to purchase common stock. As of September 30, 2017, 37 thousand options were outstanding.

Common Stock Reserved for Issuance

The following is a summary of options granted under the Company Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2016	98	1,632	$4.37
Authorized	655	-	-
Granted	(637)	637	1.72
Forfeited/expired	46	(46)	21.04
Balance as of September 30, 2017	162	2,223	$3.27

Stock-based compensation for employees

Stock-based compensation is accounted for in accordance with the provisions of ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

For the three months ended September 30, 2017 and 2016, the Company recorded stock compensation expense in the amount of $196 thousand and $172 thousand, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded stock compensation expense in the amount of $800 thousand and $573 thousand, respectively.

Valuation and Expense Information

All issuances of stock options or other issuances of equity instruments to employees as the consideration for services received by us are accounted for based on the fair value of the equity instrument issued. The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed zero due to the small number of plan participants and the plan.

There were no stock options granted during the three months ended September 30, 2017.

As of September 30, 2017, the Company had $1.1 million of total unrecognized compensation expense for employees that the Company will amortize over the 1.81 years of weighted average remaining term.

6.
Variable Interest Entity

Goodland Advanced Fuels, Inc., (GAFI) was formed to acquire the Goodland plant in Goodland, Kansas. On July 10, 2017, GAFI entered into the VIE Note Purchase Agreement with Third Eye Capital Corporation. GAFI, the Company and its subsidiary AAPK also entered into separate Intercompany Revolving Notes, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the Revolving Loan incurred under the VIE Note Purchase Agreement. Guarantors also agreed to enter into that certain Limited Guaranty. Pursuant to, which the Guarantors guarantee the prompt payment and performance of all unpaid principal and interest on the Loans and all other obligations and liabilities of GAFI to Noteholders in connection with the VIE Note Purchase Agreement. The obligations of the Guarantors pursuant to the Limited Guaranty are secured by a first priority lien over all assets of the Guarantors pursuant to separate general security agreements entered into by each Guarantor. The aggregate obligations and liabilities of each Guarantor is limited to the sum of (i) the aggregate amount advanced by GAFI to such Guarantor under and in accordance with the Intercompany Revolving Notes and (ii) the obligation of the Guarantor pursuant to its indemnity and expense obligations under the Limited Guaranty prior to the date on which the Option is exercised. Additionally, on July 10, 2017, the Company entered into an Option Agreement by and between GAFI and the sole shareholder of GAFI, pursuant to which Aemetis was granted an irrevocable option to purchase all, but not less than all, of the capital stock of GAFI for an aggregate purchase price equal to $0.01 per share (total purchase price of $10.00). This Option provides for automatic triggering in the event of certain default circumstances. After the automatic exercise upon default, the Limited Guaranty no longer applies and the Guarantors are responsible for the outstanding balances of the GAFI term and revolving loan.

After consideration of the above agreements, we concluded that GAFI did not have enough equity to finance its activities without additional subordinated support. Additionally, GAFI’s shareholder did not have a controlling financial interest in the entity. Hence, we concluded that GAFI is VIE. GAFI is also not a business since it also does not have processes or inputs that have the ability to create an output and in turn provide the return to the investor. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly affect the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. In determining whether Aemetis is the primary beneficiary, a number of factors are considered, including the structure of the entity, contractual provisions that grant any additional rights to influence or control the economic performance of the VIE, and obligation to absorb significant losses. Through providing Limited Guaranty and signing the Option Agreement, the Company took the risks related to operations, financing the Goodland plant, and agreed to meet the financial covenants to GAFI to be in existence. Based upon this assessment, Aemetis has enough power to direct the activities of GAFI and has been determined to be the primary beneficiary of the GAFI and accordingly the assets, liabilities, and operations of GAFI are consolidated into those of the Company. The assets and liabilities were recognized at fair value. In addition, the interest for 18 months was prepaid which can be used to pay the interest on GAFI term loan only and the Goodland plant is collateral for the term loan obligation.

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The following are the Balance Sheet and Statement of Operations of GAFI:

As of
September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$482
Prepaid expenses	1,978
Total current assets	2,460

Property, plant and equipment, net	15,408
Promissory note receivable from Aemetis	4,802
Total assets	$22,670

Liabilities and stockholder's deficit

Accounts Payable	$4
Secured and Revolving notes	23,373
Total liabilities	23,377

Accumulated deficit	(707)
Total liabilities and stockholder's deficit	$22,670

From July 10, 2017 to
September 30, 2017
Selling, general and administrative expenses	$131

Operating loss	(131)

Interest expense
Interest rate expense	584
Amortization expense	125
Other (income) expense	(133)
Net loss	$(707)

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Aemetis, Inc. borrowed $4.8 million under the Intercompany Revolving Notes to pay off agent advances and pay costs associated with the testing of cellulosic ethanol production. Aemetis paid GAFI fees of $1.0 million associated with the entry into the VIE Note Purchase Agreement, and accordingly holds an account receivable from GAFI. In the consolidation process, these intercompany borrowings were eliminated.

7.
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

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital
Agreements during the three and nine months ended September 30, 2017 and 2016 are as follows:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2017	2016	2017	2016
Ethanol sales	$26,394	$24,687	$75,695	$68,993
Wet distiller's grains sales	5,735	6,114	15,523	16,918
Corn oil sales	1,043	788	2,693	2,232
Corn/milo purchases	25,751	23,098	75,478	67,766
Accounts receivable	776	345	776	345
Accounts payable	1,976	1,241	1,976	1,241

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A. L. Gilbert. Under the terms of the agreements, subject to certain conditions, Kinergy agreed to market on an exclusive basis all the ethanol we produce and A. L. Gilbert agreed to market on an exclusive basis all the WDG we produce. The agreements with Kinergy Marketing and with A.L. Gilbert expire on August 31, 2018 and on December 31, 2017, respectively, each with automatic one-year renewals thereafter.  For the three months ended September 30, 2017 and 2016, the Company expensed marketing costs of $0.6 million for each period, respectively, under the terms of both ethanol and wet distiller’s grains marketing agreements. For the nine months ended September 30, 2017 and 2016, the Company expensed marketing costs of $1.8 million and $1.7 million, respectively.

The Company entered into forward purchase contracts for approximately 0.9 million bushels of corn, which is the principal raw material for ethanol production. The delivery of this grain will be expected through December 2017.

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In addition, the Company has forward sales commitments for approximately 56 thousand tons of WDG. These committed sales will be expected through December 2017.

Unrealized gains and losses on forward contracts and commitments, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements, but are subject to a lower of cost or market assessment.

8.
Segment Information

Aemetis recognizes two reportable geographic operating segments: “North America” and “India.” The “North America” operating segment includes the Company’s owned ethanol plant in Keyes, California, the GAFI plant in Goodland, Kansas and its technology research and development lab. As the Company’s technology gains market acceptance, this business segment will initially include its domestic commercial application of cellulosic ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “India” operating segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

Summarized financial information by reportable segment for the three and nine months ended September 30, 2017 and 2016 follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues
North America	$36,012	$33,889	$101,430	$93,979
India	2,923	5,488	9,843	11,783
Total revenues	$38,935	$39,377	$111,273	$105,762

Cost of goods sold
North America	$33,995	$30,391	$99,003	$86,174
India	$2,985	5,320	9,197	11,892
Total cost of goods sold	$36,980	$35,711	$108,200	$98,066

Gross profit (loss)
North America	$2,017	$3,498	$2,427	$7,805
India	(62)	168	646	(109)
Total gross profit (loss)	$1,955	$3,666	$3,073	$7,696

North America. During the three and nine months ended September 30, 2017, the Company’s revenues from ethanol, WDG, and corn oil were earned pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 92% and 93% of the Company’s North America segment revenues for the three and nine months ended September 30, 2017, respectively.

AEMETIS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

During the three and nine months ended September 30, 2016, the Company’s revenues from ethanol, WDG, and corn oil were earned pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 93% and 94% of the Company’s North America segment revenues for the three and nine months ended September 30, 2016, respectively.

India. During the three months ended September 30, 2017, three biodiesel customers accounted for 41%, 29%, and 13% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues, compared to two biodiesel customers accounted for 57% and 17% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues during the three months ended September 30, 2016.

During the nine months ended September 30, 2017, two biodiesel customers accounted for 47% and 12% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues, compared to two biodiesel customers accounted for 55% and 11% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues during the nine months ended September 30, 2016.

Total assets consist of the following:

	As of
	September 30,	December 31,
	2017	2016
North America	$82,036	$67,279
India	14,295	10,531
Total Assets	$96,331	$77,810

9.
Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of September 30, 2017 and December 31, 2016. For the three months ended September 30, 2017 and 2016, the Company expensed $5 thousand and $16 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. For the nine months ended September 30, 2017 and 2016, the Company expensed $28 thousand and $57 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of September 30, 2017, $0.1 million remained as a prepaid expense related to Redwood Capital. As consideration for the reaffirmation of guaranties required by Amendment No. 12 to the Note Purchase Agreement, which the Company entered into with Third Eye Capital on March 21, 2016, the Company also agreed to pay $0.2 million in consideration to McAfee Capital in exchange for their willingness to provide the guarantees. The balance of $156 thousand for guarantee fee remained as accrued liability as of September 30, 2017 and December 31, 2016.

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
●
Obtaining the remaining $1.0 million of EB-5 Phase I funding from escrow and $0.5 million from fundraising;
●
Obtaining $50.0 million in funding from EB-5 Phase II funding currently being offered to investors;
●
Pursuing a refinancing of the senior debt with a lender who is able to offer terms conducive to the long term financing of the Keyes plant;
●
Use the Company’s India facility as collateral for additional working capital or for reducing current financing costs;
●
Securing higher volumes of shipments from the Kakinada, India biodiesel and refined glycerin facility; and
●
Offering the Company’s common stock by the ATM Registration Statement.

Management believes that through the above-mentioned actions it will be able to fund company operations and continue to operate the secured assets for the foreseeable future. There can be no assurance that the existing credit facilities and cash from operations will be sufficient nor that the Company will be successful at maintaining adequate relationships with the senior lenders or significant shareholders. Should the Company require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to the Company.

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
●
Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016.
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

Overview

Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol production facility in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals. Goodland Advanced Fuels, Inc., (GAFI) was formed to acquire the Goodland plant in Goodland, Kansas. GAFI is a VIE since it does not have enough equity to support its own activities. GAFI entered into a VIE Note Purchase Agreement with Third Eye Capital Corporation. GAFI, the Company and its subsidiary AAPK also entered into separate Intercompany Revolving Notes, pursuant to which GAFI may lend a portion of the proceedsof the Revolving Loan incurred under the Note Purchase Agreement. Aemetis, Inc. and AAPK (Guarantors) also agreed to provide certain Limited Guaranty on the VIE Note Purchase Agreement terms and also entered into Option Agreement with GAFI shareholder to purchase all shares of GAFI at $0.01 per share ($10.00). Given acceptance of more risk and direct and indirect benefits received through the VIE Note Purchase Agreement and providing guarantees on repayment of debt of GAFI, Aemetis has the power to direct the activities of GAFI and has plans to apply cellulosic ethanol technology to Goodland plant.

Our revenue development strategy for the second half of 2017 and 2018 in North America is based on supplying ethanol into the fuel markets in Northern California and supplying feed products in the form of WDG to dairy and feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margin and are actively educating local dairy and feed potential customers on the value of our WDG product in an effort to further strengthen demand for this product. During the third quarter, we entered into an agreement with a major industrial gas company to sell CO2 produced at the Keyes ethanol plant, which will add incremental income for the North America segment. In addition to these efforts, we are developing an advanced cellulosic ethanol project near our plant in Keyes, CA for the deployment of the combined LanzaTech and InEnTec technologies using primarily orchard wood and shells from the Central Valley as feedback. Technology agreements have been signed, the site location has been leased, and an Integrated Demonstration Unit is operating, which we expect will demonstrate the effectiveness of the technologies to produce cellulosic ethanol at profitable yields.

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, beginning sales to retail customers using recent regulatory changes in India that allow sales of biodiesel at retail fuel stations, pursuing tender offers placed by India government oil companies for bulk purchases of fuels, and delivering biodiesel under our agreement with British Petroleum Singapore for sales into the European markets. Recent changes in July 2017 in India's Goods and Services Tax (GST) raised the combined tax rate from 11% to 18% on our sales into the Indian domestic markets, though this higher tax rate is under review. This increase in GST taxation is expected to hamper domestic India revenue expansion and generate lower margins. Further increases in the price of crude oil, which sets a ceiling on the price we receive for our biodiesel, could offset the impact of the GST legislation. We believe the deployment of these strategies will allow for continued growth in revenue through the fourth quarter of 2017 and into 2018.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

Our revenues are derived primarily from sales of ethanol and Wet Distillers Grains (WDG) in North America and biodiesel and glycerin in India.

Three Months Ended September 30 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$36,012	$33,889	$2,123	6%
India	2,923	5,488	(2,565)	-47%
Total	$38,935	$39,377	$(442)	-1%

North America. For the three months ended September 30, 2017, we generated 78% of our revenue from sales of ethanol, 19% from sales of WDG, and 3% from sales of distillers’ corn oil and CDS. During the three months, ended September 30, 2017, plant production averaged 111% of the 55 million gallons per year nameplate capacity. The increase in revenues during the three months ended September 30, 2017 was due to ethanol sales volumes increasing by 4% to 15.4 million gallons from 14.8 million gallons while average ethanol prices also increased by 4% to $1.81 per gallon from $1.75 per gallon compared to September 30, 2016. The average price of WDG decreased by 11% to $66.29 per ton while WDG sales volumes increased 8% to 104.7 thousand tons during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. WDG pricing was impacted by lower pricing of the competing products as well as customer pressure caused by narrowing dairy margins in the California region where we sell our product.

India.   For the three months ended September 30, 2017, we generated 86% of our sales from biodiesel and 14% of our sales from refined glycerin, compared to the three months ended September 30, 2016 when we generated 90% of our sales from biodiesel and 10% of our sales from refined glycerin. The decrease in revenues was primarily attributable to decreases in overall sales volumes by 50% in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, as GST tax was increased from 11% to 18%. The Company was to bear the difference of increased taxes and could not make the margins as average sales prices could not make up the difference, hence the sales decreased in the three months ended September 30, 2017. Biodiesel sales volumes decreased to 3 thousand metric tons from 6 thousand metric tons in the three months ended September 30, 2016 while the average sales prices increased by 2% to $837 per metric ton. Similarly, sales volumes of refined glycerin decreased to 438 metric tons from 852 metric tons in the three months ended September 30, 2016 while average sales prices of glycerin increased by 46% to $905 per metric ton.

Cost of Goods Sold

Three Months Ended September 30 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$33,995	$30,391	$3,604	12%
India	2,985	5,320	(2,335)	-44%
Total	$36,980	$35,711	$1,269	4%

North America. We ground 5.5 million bushels of corn at an average price of $4.65 per bushel during the three months ended September 30, 2017 compared to 5.2 million bushels of corn at an average price of $4.45 per bushel during the three months ended September 30, 2016. Our cost of feedstock increased by 5% during the three months ended September 30, 2017 compared to the same period in 2016.

India. The decrease in costs of goods sold was attributable to decreases in sales volumes of biodiesel by 50% to 3 thousand metric tons from 6 thousand metric tons and refined glycerin by 49% to 4 hundred metric tons from 8 hundred metric tons compared to three months ended September 30, 2016.

Gross Profit

Three Months Ended September 30 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$2,017	$3,498	$(1,481)	-42%
India	(62)	168	(230)	-137%
Total	$1,955	$3,666	$(1,711)	-47%

North America. Gross profit decreased by 42% due to Brazilian imports to California which placed pricing pressure on West Coast ethanol which did not rise as fast as corn prices combined with sluggish international demand for dry distillers’ grains which placed pricing pressure on locally sold WDG.

India. The decrease in gross profit was attributable to an increase in the average feedstock costs of biodiesel by 20% to $713 per metric ton, and in the average feedstock costs of refined glycerin by 78% to $775 per metric ton partially offset by increase in average selling price of refined glycerin by 46% in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. In addition, introduction of GST by the Government of India affected sales volumes due to the additional burden of costs to the Company.

Operating Expenses

R&D

Three Months Ended September 30 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$1,876	$87	$1,789	2056%
India	-	-	-	0%
Total	$1,876	$87	$1,789	2056%

The increase in R&D expenses in our North America segment for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to recognition of the expenses toward building and testing the Integration Demonstration Unit for cellulosic ethanol of $1.8 million and increases in professional fees of $14 thousand driven by the relocation of our research and development facility from Maryland to Minnesota, offset by decreases in salaries and wages of $19 thousand and supplies and rent expenses of $20 thousand.

Selling, General & Administrative (SG&A)

Three Months Ended September 30 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$2,941	$3,015	$(74)	-2%
India	241	207	34	16%
Total	$3,182	$3,222	$(40)	-1%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America SG&A expenses as a percentage of revenue during the three months ended September 30, 2017 decreased to 8% as compared to 9% in the corresponding period of 2016. SG&A expenses during the three months ended September 30, 2017 decreased by 2% compared to the three months ended September 30, 2016. The decrease was due to decreases in insurance and penalties on property taxes of $0.3 million, professional fees of $0.1 million offset by increases in salaries and supplies of $140 thousand and marketing and other expenses of $58 thousand. In addition, GAFI expenses added $131 thousand to SG&A expenses during the three months ended September 30, 2017.

India. SG&A expenses as a percentage of revenue in the three months ended September 30, 2017 increased to 8% as compared to 4% in the corresponding period of 2016. The increase relative to revenue was driven by the fixed cost nature of SG&A expenses in an environment of decreasing revenues. More specifically, SG&A expenses increased due to increases in salaries, utilities, and other expenses by $14 thousand, professional fees by $51 thousand and offset by decreases in supplies and depreciation expense of $30 thousand.

Other (Income) and Expense

Three Months Ended September 30 (in thousands)

	2017	2016	Inc/(dec)	% change
North America
Interest rate expense	$3,713	$2,951	$762	26%
Amortization expense	1,265	1,425	(160)	-11%
Other (income) expense	(5)	5	(10)	-200%

India
Interest rate expense	154	95	59	62%
Other (income)	(13)	(24)	11	46%

Total	$5,114	$4,452	$662	15%

Other (Income)/Expense. Other (income) expense consists primarily of interest and amortization expense attributable to debt facilities acquired by our parent company and our subsidiaries, and interest accrued on the judgment obtained by Cordillera Fund and The Industrial Company (TIC). The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment loss or gain.

North America. Interest expense was higher in the three months ended September 30, 2017 due to higher outstanding debt balances. GAFI interest expense of $584 thousand was recorded as part of North America interest rate expense. The decrease in amortization expense is due to debt issuance costs added during the first quarter were amortized offset by debt issuance costs added during the third quarter through refinancing the Subordinated Notes. In addition, GAFI related debt discount issuance costs of $1.0 million were paid and $125 thousand amortization was recognized in the three months ended September 30, 2017.

India. Interest expense for the three months ended September 30, 2017 was higher due to two working capital agreements with Gemini and Secunderabad Oils. The decrease in other income was caused by a decrease in foreign exchange gains of $25 thousand offset by increase in other income by $15 thousand.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Nine Months Ended September 30 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$101,430	$93,979	$7,451	8%
India	9,843	11,783	(1,940)	-16%
Total	$111,273	$105,762	$5,511	5%

North America. For the nine months ended September 30, 2017, we generated 79% of our revenue from sales of ethanol, 19% from sales of WDG, and 2% from sales of distillers’ corn oil and CDS.  During the nine months, ended September 30, 2017, plant production averaged 108% of the 55 million gallon per year nameplate capacity.  The increase in revenues between the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is due to increases in ethanol sales volumes by 8% to 44.5 million gallons, combined with an average ethanol price increase by 3% to $1.79 per gallon. In addition, the average price of WDG decreased by 13% to $63.21 per ton while WDG sales volumes increased by 8% to 300 thousand tons during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

India. For the nine months ended September 30, 2017, we generated 76% of our sales from biodiesel and 24% of our sales from refined glycerin, compared to 87% of our sales from biodiesel and 13% of our sales from refined glycerin during the nine months ended September 30, 2016. Biodiesel sales volumes decreased by 39% to 8.5 thousand metric tons while average prices of biodiesel increased by 19% to $873 per metric ton. Sales volumes of refined glycerin increased by 13% to 3.0 thousand metric tons while average prices of glycerin also increased by 36% to $770 per metric ton during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. In addition, the introduction of new GST by the Government of India in July 2017 affected sales volumes due to the additional burden of costs to the Company.

Cost of Goods Sold

Nine Months Ended September 30 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$99,003	$86,174	$12,829	15%
India	9,197	11,892	(2,695)	-23%
Total	$108,200	$98,066	$10,134	10%

North America.   We ground 15.8 million bushels of corn at an average price of $4.78 per bushel during the nine months ended September 30, 2017, compared to 14.4 million bushels of corn at an average price of $4.58 per bushel during the nine months ended September 30, 2016. The increase in cost of goods sold was attributable to increase in cost of corn by 4% coupled with increases in gallons sold by 8% in the nine months ended September 30, 2017 compared to the same period in 2016.

India.  The decrease in cost of goods sold was attributable to a decrease in overall sales by 16% offset by the average prices of feedstock for all products increased by 40% to $745 per metric ton for the nine months ended September 30, 2017 compared to $533 per metric ton in the nine months ended September 30, 2016.

Gross Profit

Nine Months Ended September 30 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$2,427	$7,805	$(5,378)	-69%
India	646	(109)	755	693%
Total	$3,073	$7,696	$(4,623)	-60%

North America. Gross profit decreased due to Brazilian imports to California which placed pricing pressure on West Coast ethanol which did not rise as fast as corn prices combined with sluggish international demand for dry distillers’ grains which placed pricing pressure on locally sold WDG. In addition, the usage of milo, which allowed us to receive grant income of $2.0 million for the nine months ended September 30, 2016, increased the gross profit during the nine months ended September 30, 2016.

India. The increase in gross profit was attributable to increase in overall average sales price for all products by 19% to $845, offset by an increase in overall feedstock costs by 40% to $745. In addition, the introduction of new GST by the Government of India in July 2017 affected sales volumes due to the additional burden of costs to the Company.

Operating Expenses

R&D
Nine Months Ended September 30 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$2,072	$290	$1,782	614%
India	-	-	-	0%
Total	$2,072	$290	$1,782	614%

The increase in R&D expenses in our North America segment for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to recognition of the expenses toward building and testing the Integration Demonstration Unit for cellulosic ethanol of $1.8 million, increase in professional fees by $59 thousand, and travel and other expenses of $10 thousand due to the moving of research facility from Maryland to Minnesota, offset by a decrease in salaries and wages of $71 thousand and supplies and rent expenses of $26 thousand.

Selling, General & Administrative (SG&A)

Nine Months Ended September 30 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$8,832	$8,177	$655	8%
India	907	946	(39)	-4%
Total	$9,739	$9,123	$616	7%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, related facilities expenses and operational support fees paid to our working capital partner, Gemini and Secunderabad Oils, as part of an operating profit sharing arrangement.

North America.  SG&A expenses as a percentage of revenue during the nine months ended September 30, 2017 were consistent at 9% as compared to the corresponding period of 2016. The increase in SG&A expenses was primarily due to increases in salaries and stock compensation expenses of $0.5 million and marketing, depreciation, supplies and other expenses of $0.2 million, partially offset by decreases in professional fees of $0.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. In addition, GAFI expenses added$131 thousand to SG&A expenses during the three months ended September 30, 2017.

India.  SG&A expenses as a percentage of revenue in the nine months ended September 30, 2017 increased to 9% as compared to 8% in the corresponding period of 2016. Overall SG&A expenses decreased slightly period over period due to decreases in salaries and supplies of $101 thousand, and marketing and depreciation expenses of $44 thousand partially offset by increases in professional fees, utilities, and travel expenses of $106 thousand.

Other Income and Expense

Nine Months Ended September 30 (in thousands)

Other (income)/expense
	2017	2016	Inc/(dec)	% change
North America
Interest rate expense	$9,694	$8,461	$1,233	15%
Amortization expense	4,112	4,269	(157)	-4%
Other (income) expense	33	(405)	438	-108%

India
Interest rate expense	179	218	(39)	-18%
Other (income)	(31)	(75)	44	59%

Total	$13,987	$12,468	$1,519	12%

Other (Income)/Expense. Other (income) expense consists primarily of interest and amortization expense attributable to debt facilities acquired by our parent company and our subsidiaries, and interest accrued on the judgments obtained by Cordillera Fund and The Industrial Company (TIC). The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense.

North America. Interest expense was higher during the nine months ended September 30, 2017 due to higher debt balances. In addition, GAFI’s interest expense of $584 thousand was included in North America segment. The slight decrease in amortization expense is due to debt issuance costs added during the first nine months were amortized offset by debt issuance costs added during the third quarter through refinancing the Subordinated Notes. In addition, GAFI related debt issuance costs of $1 million were paid and $125 thousand amortization was recognized in the nine months ended September 30, 2017. The decrease in other income in the nine months ended September 30, 2017 was due to receipt of $0.5 million from a PG&E gas credit in the nine months ended September 30, 2016 compared to regular activity during the nine months ended September 30, 2017.

India. Interest expense decreased due to pay off the State Bank of India loan in 2016 offset by increase in working capital utilization with two working capital partners in the nine months ended September 30, 2017.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $1.7 million at September 30, 2017, of which $0.9 million was held in our North American entities, including $0.5 million held by GAFI, $0.8 million was held in our Indian subsidiary. Our current ratio at September 30, 2017 was 0.38 compared to a current ratio of 0.26 at December 31, 2016. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents $	$1,749	1,486
Current assets (including cash, cash equivalents, and deposits)	12,640	7,045
Current and long term liabilities (excluding all debt)	19,294	15,909
Current & long term debt	148,583	111,714

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of September 30, 2017, the EB-5 escrow account is holding funds from two investors pending approval by the USCIS. These funds represent $1.0 million of funding that is expected to be released from the escrow account during the first half of 2018. On October 16, 2016, we launched a new EB-5 Phase II funding, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. Our principal uses of cash have been to refinance indebtedness and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.

We operate in a volatile market in which we have little control over the major components of production costs and product revenues and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, distillers’ corn oil, CDS, biodiesel, waste fats and oils, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through:  (i) operating the Keyes plant, (ii) continuing to incorporate lower-cost, advanced biofuels feedstock at the Keyes plant when economical, thereby increasing operating margins, (iii) obtaining the remaining $1.0 million of EB-5 Phase I funding from escrow and $0.5 million from fund raising, (iv) obtaining $50.0 million in funding from EB-5 Phase II funding currently being offered to investors, (v) refinancing senior debt on terms more commensurate with the long-term financing of capital assets, (vi) securing higher volumes of sales from the Kakinada plant, (vii) continuing to expand the domestic India markets, (viii) using the availability on the existing working capital credit line, and (ix) sales of common stock under the ATM registration statement, we will be able to obtain the liquidity necessary to fund company operations for the foreseeable future. However, there is no assurance that our operations will generate sufficient positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

At September 30, 2017, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $70.9 million not including the GAFI debt. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2018; provided, however, that pursuant to Amendment No. 13, dated March 1, 2017, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2019 upon notice and payment of a 5% extension fee. We intend to pay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes, a senior debt refinancing and/or equity financing.

At September 30, 2017, GAFI’s outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $23.4 million. The current maturity date for all of the Third Eye Capital financing arrangements is July 10, 2019. GAFI intends to pay the Third Eye Capital Notes through proceeds from the issuance of the EB-5 Notes.

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

Change in Working Capital and Cash Flows

The below table describes the changes in current and long-term debt during the nine months ended September 30, 2017:

Change in total debt		36,869
Increases to debt:
Accrued interest	9,569
Covenant Waiver fee	750
TEC debt Extension fee	3,100
January 2017 Promissory note including $0.6 million withheld as fees by TEC	2,100
April 2017 Promissory note including $1.0 million withheld as fees by TEC	1,500
GAFI Term loan and Revolving loan	24,160
Sub debt extension fees	680
Secunderabad Oils and Gemini working capital draws	10,733
EB-5 debt escrow funds received	500
Total increases to debt		53,092

Decreases to debt:
principal and Interest payments to senior lender	(4,986)
Interest payments to EB-5 investors	(430)
Principal payments to Secunderabad Oils	(2,339)
Principal and interest payments to Gemini	(6,082)
Debt discount issuance costs to be amortized	(1,890)
GAFI interest payments	(496)
Total decreases to debt		(16,223)

Working capital changes resulted in (i) a $2.5 million increase in inventories due to Palm Sludge Oil (PSO) purchased for processing of BP biodiesel in the third quarter by India operations and (ii) a $2.2 million increase in prepaid expenses and other assets mainly due to fees of $2.0 million prepaid interest on GAFI Term Loan and insurance and $0.2 million in Aemetis, Inc. insurance and other prepaid, a $0.3 million increase in cash and $0.6 million increase in accounts receivable.

Net cash used by operating activities during the nine months ended September 30, 2017 was $6.4 million, net of non-cash charges of $8.5 million, net changes in operating assets and liabilities of $7.9 million and net loss of $22.7`  million. The non-cash charges consisted of (i) $4.2 million in amortization of debt issuance costs and patents, (ii) $3.5 million in depreciation expenses and (iii) $0.8 million in stock-based compensation expense. Net changes in operating assets and liabilities consisted primarily of an increase in inventories of $2.5 million and increase in accounts receivable, partially offset by: (i) a $1.5 million increase in accounts payable, (ii) a $1.6 million increase in other liabilities, (iii) a $48 thousand decrease in prepaids and other assets and (iv) a $8.1 million in accrued interest.

Cash used by investing activities consists of capital expenditures of $0.4 million from North America entities and $0.2 million from our UBPL operations.

Cash provided by financing activities was $7.1 million, primarily from $13.1 million in debt proceeds consisting of $0.5 million received from the EB-5 program, $2.0 million received from TEC promissory notes, and $10.7 million from working capital partners in India for UBPL operations, and from proceeds from borrowings of $2.8 million from GAFI operations, partially offset by payments of $8.4 million in principal and interest to working capital partners in India for UBPL operations and $0.5 million to TEC.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance stated that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company’s adoption of this accounting standard begins with the first quarter of fiscal year 2018. In March and April 2016, the FASB issued further revenue recognition guidance amending principal vs. agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated results of operations and financial condition and will be providing guidance in its Form 10-K for the year ended December 31, 2017.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2017, we issued 113 thousand shares of our common stock to two subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3.
Defaults Upon Senior Securities.

No events of default have occurred on the senior securities during the three months ended September 30, 2017

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

Date: November 9, 2017

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2017