Form 10-K
period 2017-12-31
AEMETIS, INC
filed 2018-03-29
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16,715,351 as of June 30, 2017 based on the average bid and asked price on the NASDAQ Markets reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on March 15, 2018 was 20,222,890 shares.

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

We obtained the market data used in this report from internal company reports and industry publications. Industry publications generally state that the information contained in those publications has been obtained from sources believed to be reliable, but their accuracy and completeness are not guaranteed, and their reliability cannot be assured. Although we believe market data used in this 10-K is reliable, it has not been independently verified.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “the Company” refer specifically to Aemetis, Inc. and its subsidiaries.

Item 1. Business

General

We are an international renewable fuels and biochemicals company focused on the production of advanced renewable fuels and chemicals through the acquisition, development, and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of first-generation ethanol and biodiesel plants into advanced biorefineries. We operate in two reportable geographic segments: “North America” and “India.” For revenue and other information regarding our operating segments, see Note 11- Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

We were incorporated in Nevada in 2006.

We own and operate a 60 million gallon per year ethanol production facility located in Keyes, California (the Keyes plant or Keyes facility). The facility produces its own combined heat and power through the use of a natural gas-powered steam turbine, and reuses 100% of its process water with zero water discharge. In addition to ethanol, the Keyes plant produces Wet Distillers Grains (WDG), Distillers Corn Oil (DCO), and Condensed Distillers Solubles or corn syrup (CDS), all of which are sold to local dairies and feedlots as animal feed. The primary feedstock used for the production of low carbon renewable fuel ethanol at the Keyes facility is number #2 yellow dent corn. The corn is procured by J.D. Heiskell from various Midwestern grain facilities and shipped, via Union Pacific Rail Road, to an unloading facility adjacent to the Keyes plant.

We also lease a site in Riverbank, CA, near the Keyes plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech Technology (“LanzaTech”) and InEnTec Technology (“InEnTec”) to build a cellulosic ethanol production facility (the Riverbank Cellulosic Ethanol Facility) capable of converting local California surplus biomass – principally agricultural waste – into ultra-low carbon renewable cellulosic ethanol. The Riverbank Cellulosic Ethanol Facility plans to utilize the existing distillation and logistics infrastructure at our nearby Keyes plant. By producing ultra-low carbon intensity renewable cellulosic fuel ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers (RINs) and California’s Low Carbon Fuel Standard (LCFS) carbon credits. Renewable fuels such as corn-based ethanol (D6 RIN) and cellulosic-based ethanol (D3 RIN) receive a higher price in the marketplace when RINs and LCFS incentives are sold with the renewable fuel based on the unique carbon score attributed to the plant generating the fuel. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity.

During 2017, Goodland Advanced Fuels, Inc., (GAFI) was formed to acquire land, buildings and process equipment in Goodland, Kansas. At acquisition, the assets were valued at $15.4 million and provide a base for the construction and development of a next generation biofuel facility. GAFI entered into a Note Purchase Agreement with Third Eye Capital Corporation. GAFI, the Company and its subsidiary Aemetis Advanced Product Keyes (AAPK) also entered into separate Intercompany Revolving Notes, pursuant to which GAFI may lend a portion of the proceeds of the Revolving Loan under the Note Purchase Agreement. Aemetis has the power to direct the activities of GAFI and has future plans to apply cellulosic ethanol technology to the partially completed Goodland plant.

We also own and operate a biodiesel production facility in Kakinada, India (the Kakinada plant) with a nameplate capacity of 150,000 metric tons per year, which is equal to about 50 million gallons per year. We believe this facility is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada plant is capable of processing a variety of vegetable oil and animal fat waste feedstocks into biodiesel that meet international product standards. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, and sells the valuable lubricant into the pharmaceutical, lotions, paint, adhesive and other industries. Our objective is to continue to capitalize on the substantial growth potential of the biodiesel industry in India and address established markets in the European Union (EU) and United States of America (U.S.) by leveraging relationships with a large oil company and trading partners.

Strategy

Key elements of our strategy include:

North America

Leverage technology for the development and production of additional advanced biofuels and renewable chemicals. We hold the exclusive rights to the LanzaTech Technology and InEnTec Technology for the conversion of surplus agricultural waste, forest waste, dairy waste, and construction and demolition waste into ultra-low carbon renewable fuel referred to in the biofuels industry as “cellulosic ethanol”. We intend to utilize this technology to produce cellulosic ethanol from central California agricultural biomass waste abundantly available from end-of-life orchard debris or nutshells. We have initiated a project to adopt the LanzaTech Technology and the InEnTec Technology at the Riverbank Cellulosic Ethanol Facility. Our first phase has an estimated eight million gallons per year name-plate capacity. We intend to expand the site to an estimated 32 million gallons per year name-plate capacity production plant. We also plan on licensing the technologies deployed at the Keyes Cellulosic Ethanol Facility to other existing California-based ethanol plants. In addition, we continue to evaluate new technology and develop technology under our existing patents, patent pending and in-process research and development to produce renewable chemicals and advanced fuels from renewable feedstocks. Our objective is to continue to commercialize our portfolio of technologies and expand the adoption of these advanced biofuels and bio-chemicals technologies throughout the United States.

Diversify and expand revenue and cash flow by continuing to develop and adopt value-added by-product processing systems and optimize other processing systems in our existing plants. In April 2012, we installed a distillers corn oil (DCO) extraction unit at the Keyes plant and began extracting corn oil for sale into the livestock feed market. During 2014, we installed a second oil extraction system to further improve corn oil yields from this process. During 2017, we entered into agreements to sell substantially all of the carbon dioxide (CO2) produced at the Keyes plant to a leading industrial gas supplier who is building a liquid CO2 capture plant adjacent to the Keyes plant. We continue to evaluate and, as allowed by available financing and free cash flow from operations, adopt additional value-added processes that increase the value of the ethanol, distillers grain, corn oil and CO2 produced at the Keyes plant.

Acquire, license our technologies to, or joint venture with other ethanol and biodiesel plants. There are approximately 200 operating ethanol plants and one hundred biodiesel plants in the U.S., as well as plants in Brazil, Argentina, India and elsewhere in the world, that could be upgraded to expand revenues and improve their cash flow using technology commercially deployed or licensed by us. After developing and commercially demonstrating technologies at the Keyes and/or Kakinada plants, we will evaluate on an opportunistic basis the benefit of acquiring ownership stake in other biofuel production facilities and entering into joint venture or licensing agreements with other ethanol, renewable diesel or renewable jet fuel facilities.

Evaluate and pursue technology acquisition opportunities. We intend to evaluate and pursue opportunities to acquire technologies and processes that result in accretive value opportunities as financial resources and business prospects make the acquisition of these technologies advisable. In addition, we may also seek to acquire companies, or enter into licensing agreements or form joint ventures with companies that offer prospects for the adoption of technologies that would be accretive to earnings.

India

Capitalize on recent policy changes by the Government of India, particularly those reducing the subsidies on diesel, reducing unfair taxation of feedstock, reducing restrictions on sales of fuel into the transportation markets, and promoting the use of renewable transportation fuels. We plan to continue to pursue the traditional bulk and transportation biodiesel markets in India, which may become more economically attractive as a result of potential changes to government tax structures and policies. With the rationalization of indirect taxation by the introduction of Goods and Services Tax, business to government Oil Marketing Company contracts and contracts with major oil consumers will become more readily available.

Continue to develop international markets. We expect to increase sales by selling our biodiesel into international markets, principally by building relationships with major oil companies and trading partners. During 2014, we completed the construction of a biodiesel distillation column, which allows us to produce high-quality biodiesel that meets European Union standards. We have the necessary certifications to meet the International Sustainability and Carbon Certification (ISCC) standard, which allows us access to European markets for export of our biodiesel products. During 2015, we obtained the pathway certification to import biodiesel into California. In 2016, the European Commission adopted a list of new product categories originating in GSP (Generalized System of Preferences) beneficiary countries where GSP tariff preferences will be suspended from January 1, 2017 until December 31, 2019. Our distilled biodiesel falls within the category that provides at least a 6.5% tariff suspension beginning January 2017. In July 2017, India's Goods and Services Tax (GST) raised the combined tax rate from 11% to 18% on our sales into the Indian domestic markets, and then subsequently lowered the tax to 12% in early 2018. The temporary GST tax increase hampered domestic India revenue expansion for a large portion of 2017 and caused lower margins. On January 25, 2018, legislation reduced the GST from 18% to 12%, which has the potential to positively impact our revenues and margins in 2018.

Diversify our feedstocks from India and international sources. We designed our Kakinada plant with the capability to produce biodiesel from multiple feedstocks. In 2009, we began to produce biodiesel from non-refined palm oil (NRPO). During 2014, we further diversified our feedstock with the introduction of animal oils and fats, which we used for the production of biodiesel to be sold into the European markets. In 2016 and 2017, we used refined, bleached & deodorized Palm Stearin (RBD Palm Stearin), which is derived from refining palm oil from crude and was imported from Indonesia. Additionally, the Kakinada plant is capable of producing biodiesel from used cooking oil (UCO); however, the importation of UCO is not currently allowed in India, and as a result, we are looking for a local supply source.

Develop and commercially deploy technologies to produce high-margin products. The technology applicable to the Keyes plant for the upgrade of corn oil into valuable, high-margin products can also be deployed at our Kakinada plant in India. By using the existing equipment, process controls, utilities and personnel at the Kakinada plant, we plan to produce high-value products more quickly and at a lower capital and operating cost than Greenfield projects.

Evaluate and pursue technology acquisition opportunities. We intend to evaluate and pursue opportunities to acquire technologies and processes that result in accretive to earnings opportunities as financial resources and business prospects make the acquisition of these technologies advisable. In addition, we may also seek to acquire companies, or enter into licensing agreements or form joint ventures with companies that offer prospects for the adoption of accretive to earnings business opportunities.

2017 Highlights

North America

During 2017, we produced four products at the Keyes plant:  denatured fuel ethanol, WDG, DCO, and CDS.  We sold 100% of the ethanol and WDG produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell.  J.D. Heiskell in turn sells 100% of our ethanol to Kinergy Marketing LLC (“Kinergy”) and 100% of our WDG to A.L. Gilbert Co. (“A.L. Gilbert”), a local feed and grain business. We sell DCO directly to local animal feedlots (primarily poultry) as well as other feed mills for use in various animal feed products. Smaller amounts of CDS were sold to various local third parties as an animal feed supplement.

The following table sets forth information about our production and sales of ethanol and its by-products in 2017 and 2016:

	2017	2016	% Change
Ethanol
Gallons Sold (in thousands)	60,774	55,641	9.2%
Average Sales Price/Gallon	$1.75	$1.78	-1.7%
WDG
Tons Sold (in thousands)	407	372	9.4%
Average Sales Price/Ton	$64.93	$70.61	-8.0%

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

India

In 2017, we produced two products at the Kakinada plant: biodiesel and refined glycerin. Crude glycerin produced as a by-product of the production of biodiesel was further processed into refined glycerin.

The following table sets forth information about our production and sales of biodiesel and refined glycerin in 2017 and 2016:

	2017	2016	% Change
Biodiesel
Tons sold (1)	12,161	16,080	-24%
Average Sales Price/Ton	$851	$739	15%
Refined Glycerin
Tons sold	3,793	4,413	-14%
Average Sales Price/Ton	$810	$582	39%

(1)
1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

In 2017, the introduction of GST increased the tax rate to 18% from 11% and affected our revenues and gross margins. On January 25, 2018, GST was reduced from 18% to 12% which is expected to drive revenues and margins higher in 2018.

Competition

North America

According to the U.S. Energy Information Agency, there were approximately 200 operating commercial ethanol production facilities in the U.S. with a combined nameplate production of approximately 15.5 billion gallons per year at the beginning of 2017. The production of ethanol is a commodity-based business where producers compete on the basis of price. We sell ethanol into the Northern California market; however, since insufficient production capacity exists in California to supply the state’s total fuel ethanol consumption (in excess of 1.5 billion gallons annually), we compete with ethanol transported into California from Midwestern producers. Similarly, our co-products, principally WDG and DCO, are sold into local California markets and they compete with DDG and corn oil imported into the California markets as well as alternative feed products.

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

Customers

North America

All of our ethanol and WDG are sold to J.D. Heiskell pursuant to a purchase agreement. J.D. Heiskell in turn sells all of our ethanol to Kinergy and all of our WDG to A.L. Gilbert. Kinergy markets and sells our ethanol to petroleum refiners and blenders in Northern California. A.L. Gilbert markets and sells our WDG to approximately 100 dairy and feeding operators in Northern California.

India

During 2017, we derived 77% and 23% of our sales from biodiesel and refined glycerin respectively. Two of our biodiesel customers accounted for more than 10% of our consolidated India segment revenues at 47% and 13%. None of our refined glycerin customers have accounted for more than 10% of our consolidated India segment revenues in 2017. During 2016, we derived 82% and 18% of our sales from biodiesel and refined glycerin respectively. Two of our biodiesel customers accounted for more than 10% of our consolidated India segment revenues at 51% and 12%. None of our refined glycerin customers accounted for more than 10% of our sales on the consolidated India segment revenues in 2016.

Pricing

North America

We sell 100% of the ethanol and WDG we produce to J.D. Heiskell. Ethanol pricing is determined pursuant to a marketing agreement between Kinergy and us and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay area in California, as published by OPIS, as well as the terms of quarterly contracts negotiated by Kinergy with local fuel blenders and available premiums for fuel with low carbon intensity as provided by California’s LCFS. The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us and is generally determined in reference to the price of DDG and other protein feedstuffs, based on local pricing in California’s Central Valley.

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

Raw Materials and Suppliers

North America

We entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell in March 2011, which we amended in May 2013 (Heiskell Agreement). Under the Heiskell Agreement, we agreed to procure number two yellow dent corn from J.D. Heiskell. We have the ability to obtain corn from other sources subject to certain conditions; however, in 2017, all of our corn supply was purchased from J.D. Heiskell. Title to the corn and risk of loss pass to us when the corn is deposited into our weigh scale. The agreement is automatically renewed for additional one-year terms. The current term is set to expire on December 31, 2018.

India

In 2017, a significant amount of our biodiesel was derived from processing RBD palm stearin, which was imported from Indonesia, and the remaining portion from refining feedstocks based on animal fats. During 2017 and 2016, we imported crude glycerin for further processing into refined glycerin. In addition to feedstock, the Kakinada plant requires quantities of methanol and chemical catalysts for use in the biodiesel production process. These chemicals are also readily available and sourced from a number of suppliers surrounding the Kakinada plant. We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

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

In March 2011, we entered into a WDG Purchase and Sale Agreement with A.L. Gilbert, pursuant to which A.L. Gilbert agreed to market, on an exclusive basis, all of the WDG we produce. The agreement is automatically renewed for additional one-year terms. The current term is set to expire on December 31, 2018.

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol. The agreement is automatically renewed for additional one-year terms. The current term is set to expire on August 31, 2018.

We sell our DCO and CDS directly to local third-party animal feedlots.

India

We sell our biodiesel and refined glycerin (i) to end-users utilizing our own sales force and independent sales agents and (ii) to brokers who resell the product to end-users. We pay a sales commission on sales arranged by independent sales agents.

Commodity Risk Management Practices

North America

The cost of corn and the price of ethanol are volatile and the correlation of the pricing of these commodities form the basis for the profit margin at our Keyes plant. We are, therefore, exposed to commodity price risk. Our risk management strategy is to operate in the physical market by purchasing corn and selling ethanol on a daily basis at the then prevailing market price. We monitor these prices daily to test for an overall positive variable contribution margin. We periodically explore and utilize methods of mitigating the volatility of our commodity prices. During 2017, we offered three-month WDG contracts to our customers, which we offset with the purchase of corn basis, allowing us to fix a portion of the margin at the Keyes plant. Similarly, with the EPA certification received in August 2013, we intend to opportunistically purchase the combination of milo and biogas to generate advanced biofuel RIN credits, when market conditions present favorable margins.

India

The cost of NRPO, RBD palm stearin and the price of biodiesel are volatile and are generally uncorrelated. We therefore are exposed to ongoing and substantial commodity price risk. Our risk management strategy is to produce biodiesel in India only when we believe we can generate positive gross margins and to idle the Kakinada plant during periods of low or negative gross margins. Additionally, we are pursuing relationships with large oil companies and trading partners pursuant to which we would process feedstocks and produce biofuels for sales into international markets on a fixed margin basis. Beginning in 2014, we began using animal oil and fats as a means of further diversifying our feedstock supply and improving margins.

In addition, to minimize our commodity risk, we modified the processes within our facility to utilize lower cost NRPO and imported RBD palm stearin (waste from refined palm oil), which enables us to reduce our feedstock costs. The price of our biodiesel is generally indexed to the price of petroleum diesel, which floats with changes in the price determined by the international markets.

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

We also engaged in building an Integrated Demonstration Testing Unit for our cellulosic ethanol project in 2017, which was successfully built and tested for producing renewable cellulosic ethanol by combining the Lanza Tech Technology and the InEnTec Technology with our own technology. The expense of building this unit was charged to R&D expense in 2017.

R&D expense was $2.4 million and $0.4 million respectively, in the years ended 2017 and 2016.

Patents and Trademarks

We filed a number of trademark applications within the U.S.  We do not consider the success of our business, as a whole, to be dependent on these trademarks.  In addition, we hold ten awarded patents in the United States.  Our patents cover the Z-microbeTM and production of cellulosic ethanol and a technology to convert carbon chain chemical structures.  We intend to develop, maintain and secure further intellectual property rights, and pursue new patents to expand upon our current patent base.

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

We have received, and in the future, we may receive additional, claims of infringement of other parties’ proprietary rights. See Item 3. Legal Proceedings, below. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may require us to license back our technology or may not be available on terms acceptable to us, or at all.

Environmental and Regulatory Matters

North America

In November 2017, the EPA finalized the volume requirements and associated percentage standards that apply under the RFS program in calendar year 2018 for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel.

The final volumes requirements are set forth below and represent continued growth over historic levels, although the requirement for cellulosic biofuel was slightly lowered to match expected production in 2018. The final percentage standards meet or exceed the volume targets specified by Congress for total renewable fuel, biomass-based diesel and advanced biofuel.

Renewable Fuel Volume Requirements for 2014-2018
Year	2014	2015	2016	2017	2018
Cellulosic biofuel (million gallons)	33	123	230	311	288
Biomass-based diesel (billion gallons)	1.63	1.73	1.9	2.0	2.1
Advanced biofuel (billion gallons)	2.67	2.88	3.61	4.28	4.29
Renewable fuel (billion gallons)	16.28	16.93	18.11	19.28	19.29

Source: Environmental Protection Agency

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes. If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant. If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties. While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any material contamination or any such third-party claims. Based on our current assessment of the environmental and regulatory risks, we have not accrued any amounts for environmental matters as of December 31, 2017. The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

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

Employees

At December 31, 2017, we had a total of 140 employees, comprised of 14 full-time employees and one part-time equivalent employee in our corporate offices, 44 full-time equivalent employees at the Keyes plant, and 81 full-time equivalent employees in India.

We believe that our employees are highly skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We believe relations with our employees are strong.

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

Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities.  As of December 31, 2017, we had an accumulated deficit of approximately $160.2 million. For our fiscal years ended December 31, 2017 and 2016, we reported a net loss of $31.8 million and $15.6 million, respectively. We may incur losses for an indeterminate period of time and may not achieve consistent profitability.  We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business.  In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default on our existing debt agreements if we are unable to meet our payment schedules. An extended period of losses or negative cash flow may prevent us from successfully operating and expanding our business.

Our indebtedness and interest expense could limit cash flow and adversely affect operations and our ability to make full payment on outstanding debt.

For the year ended December 31, 2017, we recognized $13.9 million in interest expense, primarily due to higher debt balances in 2017. Our high levels of interest expense pose potential risks such as:

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

Additionally, we have guaranteed the obligations of a variable interest entity that is included in our consolidated financial statements, which could require us to make payments on the outstanding debt of the variable interest entity that would limit our cash flow and could adversely affect our operations. In July 2017, we entered into a limited guaranty with Third Eye Capital in connection with a note purchase agreement entered into by our variable interest entity GAFI and Third Eye Capital (the “GAFI Debt”). As of December 31, 2017, GAFI’s outstanding balance of principal, interest and fees on the GAFI Debt equaled $24.4 million.  Any inability by GAFI to repay the GAFI debt would require us to fulfill our guarantee to Third Eye Capital, which would limit our cash flow and adversely affect our operations.

Our business is dependent on external financing and cash from operations to service debt and provide future growth.

The adoption of new technologies at our ethanol and biodiesel plants and our working capital requirements are financed in part through debt facilities.  We may need to seek additional financing to continue or grow our operations.  However, generally unfavorable credit market conditions may make it difficult to obtain necessary capital or additional debt financing on commercially viable terms or at all.  If we are unable to pay our debt, we may be forced to delay or cancel capital expenditures, sell assets, restructure our indebtedness, seek additional financing, or file for bankruptcy protection.  Debt levels or debt service requirements may limit our ability to borrow additional capital, make us vulnerable to increases in prevailing interest rates, subject our assets to liens, limit our ability to adjust to changing market conditions, or place us at a competitive disadvantage to our competitors.  Should we be unable to generate enough cash from our operations or secure additional financing to fund our operations and debt service requirements, we may be required to postpone or cancel growth projects, reduce our operations, or may be unable to meet our debt repayment schedules.  Any one of these events would likely have a material adverse effect on our operations and financial position.

There can be no assurance that our existing cash flow from operations will be sufficient to sustain operations and to the extent that we are dependent on credit facilities to fund operations or service debt, there can be no assurances that we will be successful at securing funding from our senior lender or significant shareholders. Should we require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to us.  Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Gemini Edibles and Fats India Private Limited (Gemini) and Secunderabad Oils Limited (SOL), who are currently providing us with working capital for our Kakinada facility and BP operations respectively.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of Gemini and SOL to continue to provide us with working capital depends in part on the financial strength of them and their banking relationships.  If Gemini and SOL are unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  Our ability to enter into commercial arrangements with feedstock suppliers in California depends on maintaining our operations agreement with J.D. Heiskell, who is currently providing us with working capital for our Keyes plant.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of J.D. Heiskell to continue to provide us with working capital depends in part on the financial strength of J.D. Heiskell and its banking relationships.  If J.D. Heiskell is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.    Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

 We may be unable to repay or refinance our Third Eye Capital Notes upon maturity.

Under our note facilities with Third Eye Capital Corporation (Third Eye Capital), we owe approximately $74.9 million, excluding debt discounts, as of December 31, 2017. Our indebtedness and interest payments under these note facilities are currently substantial and may adversely affect our cash flow, cash position and stock price.  The maturity date of these notes has been extended to April 2018, although the maturity can be further extended to April 2019 upon payment of certain fees.  We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes.  We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the maturities of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we are unable to amend our current note purchase agreement with Third Eye Capital, our ability to pay dividends could be restrained.

We are dependent upon our working capital agreements with J.D. Heiskell and Gemini Edibles and Fats India Private Limited and Secunderabad Oils Limited.

Our ability to operate our Keyes plant depends on maintaining our working capital agreement with J.D. Heiskell, and our ability to operate the Kakinada plant depends on maintaining our working capital agreement with Gemini and SOL. The Heiskell Agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that J.D. Heiskell may terminate the agreement by notice 90 days prior to the end of the initial term or any renewal term.  The current term extends through December 31, 2018.  In addition, the agreement may be terminated at any time upon an event of default, such as payment default, bankruptcy, acts of fraud or material breach under one of our related agreements with J.D. Heiskell.  The Gemini and SOL agreements may be terminated at any time by either party upon written notice.  If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn or milo supply, which we may be unable to do in a timely manner or at all.  If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

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

In addition, we intend to modify or adapt third party technologies at the Keyes plant and at the Kakinada plant to accommodate alternative feedstocks and improve operations.  After we design and engineer a specific integrated upgrade to either or both plants to allow us to produce products other than their existing products, we may not receive permission from the regulatory agencies to install the process at one or both plants.  Additionally, even if we are able to install and begin operations of an integrated advanced fuels and/or bio-chemical plant, we cannot assure you that the technology will work and produce cost effective products because we have never designed, engineered nor built this technology into an existing bio-refinery.  Similarly, our plans to add a CO2 conversion unit at the Keyes plant may not be successful as a result of financing, issues in the design or construction process, or our ability to sell liquid CO2 at cost effective prices. Any inability to execute our business plan may have a material adverse effect on our operations, financial position, ability to pay dividends, and ability to continue as a going concern.

We may not be able to recover the costs of our substantial investments in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than we anticipate.

Our strategy calls for continued investment in capital improvements and additions. For example, we are currently developing the Riverbank Cellulosic Ethanol Facility in Riverbank, CA to utilize the LanzaTech and InEnTec Technologies to convert local California surplus biomass into ultra-low carbon renewable cellulosic ethanol. We may finish construction on partially completed Goodland Facility and apply celluloic technology there in the future. The construction of the capital improvements and additions involve numerous regulatory, environmental, political and legal uncertainties, many of which are beyond our control and may require the expenditure of significant amounts of capital, which may exceed our estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new ethanol and other biofuel facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, our revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand an existing facility or construct a new facility, the construction may occur over an extended period of time, and we may not receive any material increases in revenues or cash flows until the project is completed. As a result, the new facilities may not be able to achieve our expected investment return, which could adversely affect our results of operations.

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

We may not receive the funds we expect under our EB-5 program.

Our EB-5 Phase I program allows for the issuance of up to 72 subordinated convertible promissory notes, each in the amount of $0.5 million due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million. As of December 31, 2017, $35.5 million has been raised through the EB-5 program, of which $34.5 million have been released from escrow, $1.0 million in investor funds remain in an escrow account pending release approval by the U.S. Citizenship and Immigration Services (USCIS) and $0.5 million remain to be funded to escrow. The $1.0 million in EB-5 program funds remaining in escrow may be released in first half of 2018. Additionally, the USCIS could deny approval of the loans, and then we would not receive some or all of the subscribed funds. If the USCIS takes longer to approve the release of funds in escrow, or does not approve the loans at all, it would have a material adverse effect on our cash flows available for operations, and thus could have a material adverse effect on our results of operations.

On October 16, 2016, we launched our EB-5 Phase II program, allowing for the issuance of up to 100 subordinated convertible promissory notes, on substantially similar terms and conditions as those issued under our EB-5 Phase I program, for a total aggregate principal amount of up to $50.0 million. There can be no assurance that we will be able to successfully raise additional funds under our EB-5 Phase II program or that such funds, if raised, will be approved by USCIS. If we are unable to raise, receive approval for, or receive any funds under our EB-5 Phase II program, our business may be negatively affected.

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

Our operations are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees.  In addition, our operations and sales in India subject us to risks associated with foreign laws, policies and regulations.  Some of these laws and regulations require our facilities to operate under permits or licenses that are subject to renewal or modification.  These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment. Violations of these laws, regulations or permit, or license conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns.  We may not be at all times in compliance with these laws, regulations, permits or licenses or we may not have all permits or licenses required to operate our business.  We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws, permits or licenses.  In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations, permit and license requirements.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, manufacturing and scientific personnel, in particular our Chairman and Chief Executive Officer, Eric McAfee. We do not maintain any key person insurance. Competition for qualified personnel in the renewable fuel and bio-chemicals manufacturing fields is intense.  Our future success will depend on, among other factors, our ability to retain our current key personnel, and attract and retain qualified future key personnel, particularly executive management.  Failure to attract or retain key personnel could have a material adverse effect on our business and results of operations.

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

Our operations in countries outside the United States, including our operations in India, are subject to anti-corruption laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (”FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We operate in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances; strict compliance with anti-corruption laws may conflict with local customs and practices.

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

Certain of our principal operating subsidiaries are incorporated in India, and substantial portions of our assets are located in India. We intend to continue to develop and expand our facilities in India.  The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has traditionally maintained an artificially low price for certain commodities, including diesel fuel, through subsidies, but has recently begun to reduce such subsidies, which benefits us.  We cannot assure you that liberalization policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.  Our financial performance may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future.

Currency fluctuations between the Indian Rupee and the U.S. dollar could have a material adverse effect on our results of operations.

A substantial portion of our revenues is denominated in Rupees. We report our financial results in U.S. dollars. The exchange rates between the Rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.  We do not currently engage in any formal currency hedging of our foreign currency exposure, and our results of operations may be adversely affected if the Rupee fluctuates significantly against the U.S. dollar.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOL”) carried over from prior taxable years. As of December 31, 2017, we had U.S. federal NOL carryforwards of approximately $188.0 million and state NOL carryforwards of approximately $178.0 million. The federal and state net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2037.

Our ability to deduct these NOL carryforwards against future taxable income could be limited if we experience an “ownership change,” as defined in Section 382 of the Code. In general, an ownership change may result from one or more transactions increasing the aggregate ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years). Future direct or indirect changes in the ownership of our stock, including sales or acquisitions of our stock by certain stockholders and purchases and issuances of our stock by us, some of which are not in our control, could result in an ownership change. Any resulting limitation on the use of our NOL carryforwards could result in the payment of taxes above the amounts currently estimated and could have a negative effect on our future results of operations and financial position.

U.S. tax law changes could materially affect the tax aspects of our business and the industries in which we compete.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law by President Trump. Under the 2017 Tax Act, certain corporate tax provisions were amended, including a reduction in the corporate tax rate, the implementation of a territorial tax system and the creation of a one-time repatriation tax on foreign earnings. As a result of the enacted reduction in the federal corporate income tax rate, we recorded a one-time, non-cash increase to deferred income tax expense of $19.6 million to revalue the Company’s net deferred tax asset and it was offset by a decrease in the valuation allowance. The one-time revaluation was based on our current knowledge, interpretation and understanding of the 2017 Tax Act and its impact to our business. Other aspects of the 2017 Tax Act, including, but not limited to the state tax effect of adjustments made to federal taxes and the interest expense deduction limitation may have additional material impacts on our effective tax rate and net income as reported under GAAP, and there can be no assurances that such impacts will be favorable. Additional changes under the 2017 Tax Act could result in a potentially significant reduction in the value and utility of our U.S. federal NOLs and other tax assets, significant one-time charges in the current or future taxable years, and could increase our future tax expense. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

Non-U.S. stockholders of our common stock, in certain situations, could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common stock.

Our ethanol plant in Keyes, California (which constitutes a U.S. real property interest for purposes of determining whether we are a U.S. real property holding corporation (a “USRPHC”) under the Foreign Investment in Real Property Tax Act (“FIRPTA”)), currently accounts for a significant portion of our assets. The value of our plant in Keyes, California relative to our real property located outside of the United States and other assets used in our trade or business may be uncertain and may fluctuate over time. Therefore, we may be, now or at any time while a non-U.S. stockholder owns our common stock, a USRPHC. If we are a USRPHC, certain non-U.S. stockholders may be subject to U.S. federal income tax on gain on the disposition of our stock under FIRPTA, in which case such non-U.S. stockholders would also be required to file U.S. federal income tax returns with respect to such gain. Whether the FIRPTA provisions apply depends our stock that a non-U.S. stockholder owns and whether, at the time it disposes of our common stock, such common stock is regularly traded on an established securities market within the meaning of the applicable U.S. Treasury regulations. Non-U.S. stockholders should consult with their own tax advisors concerning the U.S. federal income tax consequences of the sale, exchange or other disposition of our common stock.

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

We have increased our operations through mergers, acquisitions, partnerships and joint ventures and intend to continue to explore these opportunities in the future.  The anticipated benefits of these transactions might take longer to realize than expected and these may never be fully realized, or even realized at all.  Furthermore, partnerships and joint ventures generally involve restrictive covenants on the parties involved, which may limit our ability to manage these agreements in a manner that is in our best interest.  Future mergers, acquisitions, partnerships, and joint ventures may involve the issuance of debt or equity, or a combination of the two, as payment for or financing of the business or assets involved, which may dilute ownership interest in our business.  Any failure to adequately evaluate and address the risks of and execute on our mergers, acquisitions, partnerships, and joint ventures could have an adverse material effect on our business, results of operations, and financial position.  In connection with such acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, our management may become distracted from our core business, and we may disrupt relationships with current and new employees, customers and vendors, incur significant debt, or have to delay or not proceed with announced transactions.  The occurrence of any of these events could have an adverse effect on our business.

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

Our Keyes and Kakinada plants are highly automated and they rely extensively on the availability of our network infrastructure and internal technology systems. The failure of our systems due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyberattack or war, could adversely impact our business, financial results and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event; however, there can be no assurance that these plans and systems would enable us to return to normal business operations.

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

On October 6, 2017, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Global Market pursuant to Nasdaq Listing Rule 5450(a) (1). On November 9, 2017, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the most recent publicly held shares information and the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum market value of publicly held shares (“MVPHS”) of $15,000,000 required for continued listing on The NASDAQ Global Market pursuant to Nasdaq Listing Rule 5450(b) (3) (C). We have a compliance period of 180 calendar days, or April 3, 2018 with regards to the minimum bid price requirement and May 8, 2018 with regards to the MVPHS requirement, in which to regain compliance. In the event that we do not regain compliance by the dates above, we will receive written notification that our stock is subject to delisting. At that time, we would have the right to request a hearing to appeal the NASDAQ determination.

We cannot be sure that we will be able to regain compliance with the requirements for continued listing of our common shares on The NASDAQ Global Market, or that any appeal of a decision to delist our common shares will be successful. If our common shares lose their listed status on The NASDAQ Global Market and we are not successful in obtaining a listing on another exchange, our common shares would likely trade in the over-the-counter market.

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

We may issue equity or convertible securities in the future. To the extent, we do so, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales and new investors could gain rights superior to our existing stockholders.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, and Laird Q. Cagan, a former board member, in the aggregate, beneficially own 24.7% of our common stock outstanding. In addition, the other members of our Board of Directors and management, in the aggregate, excluding Eric McAfee, beneficially own approximately 3.0% of our common stock. Our lender, Third Eye Capital, acting as principal and an agent, beneficially owns 5.8% of our common stock. As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions. See “Security Ownership of Certain Beneficial Owners and Management.” The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, and could deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

The conversion of convertible securities and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment and reduce the voting power of your shares, impede our ability to obtain additional financing and cause us to incur additional expenses.

Our Series B convertible preferred stock is convertible into our common stock. As of December 31, 2017, there were 1.3 million shares of our Series B convertible Preferred Stock outstanding, convertible into 132 thousand shares of our common stock on 10 to 1 ratio. Certain of our financing arrangements, such as our EB-5 notes are convertible into shares of our common stock at fixed prices. Additionally, there are outstanding warrants and options to acquire our common stock issued to employees, directors and others. As of December 31, 2017, there were outstanding warrants and options to purchase 2.5 million shares of our common stock.

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

Ethanol Plant in Keyes, CA. On July 6, 2012, we acquired Cilion, Inc., including the Keyes plant. The Keyes plant is situated on approximately 11 acres of land and it contains 25,284 square feet of plant building and structures. The property is located next to Union Pacific railroad system to facilitate the transportation of raw materials. Our tangible and intangible assets, including the Keyes plant, are subject to perfected first liens and mortgages as further described in Note 4. Debt, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Cellulosic Ethanol Plant in Modesto, CA. On February 3, 2017, we entered into lease agreement with City of Riverbank Local Redevelopment Authority for leasing of approximately 77,000 square feet. The space is leased for 5 years with 10 five-year extensions allowed. The space will be utilized to build the plant to process cellulosic ethanol. We sublet 43,277 rentable square feet to Bay Area Traffic Solutions, Inc., at a monthly rent rate equal to the rent charged to us by our landlord for one year with one-year extensions with 60 day notice to extend.

Land, Building and Equipment in Goodland, KS. On July 10, 2017, we obtained an option to acquire all of the capital stock of Goodland Advanced Fuels, Inc., (GAFI), comprising of approximately 93 acres of land, approximately 34,992 square feet of buildings and equipment as part of a partially completed 40 million gallon per year dry-mill ethanol plant. Aemetis has the power to direct the activities of GAFI and has future plans to deploy the cellulosic ethanol technology at the Goodland plant.

We productively utilize the majority of the space in our corporate offices and the ethanol plant facilities. The lease with the City of Riverbank and the option to acquire GAFI are intended for future expansion and deployment of the cellulosic ethanol technology.

India

Biodiesel Plant in Kakinada, India. The Kakinada plant is situated on approximately 32,000 square meters of land in Kakinada, India. The property is located 7.5 kilometers from the local seaport with connectivity through a third-party pipeline to the port jetty. The pipeline facilitates the importing of raw materials and exporting finished product.

India Administrative Office. Our principal administrative, sales and marketing facilities are located in approximately 1,000 square feet of office space in Hyderabad, India which we lease on a month-to-month rental arrangement.

We productively utilize the majority of the space in these facilities.

Item 3. Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendants EdenIQ, Inc. (EdenIQ) and its CEO, Brian D. Thome and Trinity Capital Investments (Trinity).  The lawsuit is based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of the Company and EdenIQ.  The lawsuit also asserts that EdenIQ and Mr. Thome fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology, which the Company would not have done but for the merger agreement. The relief sought includes EdenIQ’s specific performance of the merger agreement and monetary damages, as well as punitive damages, attorneys’ fees, and costs. In response to the Company’s Santa Clara County lawsuit, EdenIQ has filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s publicity of the status of the merger.  EdenIQ named Third Eye Capital Investments (TEC) as a defendant in its cross-complaint alleging that TEC made its financial commitment to fund the merger agreement contingent on the EPA’s approval of EdenIQ’s technology thereby participating in a fraudulent concealment of material information with Aemetis to the detriment of EdenIQ.  By way of its cross-complaint, EdenIQ seeks monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs. Trinity was later dismissed from the lawsuit due to jurisdictional issues, but the Company is pursuing Trinity in Arizona where it is domiciled.  On February 24, 2017, the Company filed a lawsuit in the County of Maricopa in Arizona against defendants Trinity and Alex Erhart.  The lawsuit is based on Trinity’s intentional interference with contractual relations and/or business expectancy arising from Trinity and Mr. Erhart’ s interference with EdenIQ’s performance of the merger agreement and their efforts to induce EdenIQ to terminate the merger agreement with Aemetis.  The relief sought includes monetary damages, attorneys’ fees and costs.  Because discovery is still pending, an estimate as to any Company's chances of prevailing cannot be made at this time.

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District Court for the Eastern District of California – Fresno Division against us and our subsidiary, AAFK.  The case was transferred to the Southern District of Indiana and joined to a pending Multidistrict Litigation.  The complaint alleges infringement of patent rights assigned to Greenshift and pertaining to corn oil extraction processes we employ, and seeks royalties, treble damages, attorney’s fees, and injunctions precluding us from further infringement.  The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC.  Valicor has no obligations to indemnify us.  On October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid and, therefore, not infringed and adopted this finding in our case on January 16, 2015.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided.  We believe the likelihood of Greenshift succeeding on appeal of the invalidity findings is small since the Court’s findings included several grounds for invalidity of each allegedly infringed patent.  If Greenshift successfully appeals the findings of invalidity, damages may be $1 million or more.  The suit also alleged that GS Cleantech obtained the patents at issue by inequitably conducting itself before the United States Patent Office.  A trial in the District Court for the Southern District of Indiana on that issue was concluded and the Court found the patents unenforceable because of inequitable conduct by GS Cleantech and its counsel before the Patent and Trademark Office.  GS Cleantech has asked the Court to reconsider its decision, citing the existence of a recently issued patent that the patent examiner allowed despite the Court’s findings and the allowance of which the Court did not consider when making its decision of inequitable conduct.  On March 20, 2017, GS Cleantech and its counsel, Cantor Colburn LLP filed a Notice of Appeal regarding the current ruling on inequitable conduct. The Appeal has been stayed for 60 days to allow the parties an opportunity to discuss settlement. On April 5, 2017, the parties asked the Court for an extension of the current stay in the case which was granted. As of February 14, 2018, GS Cleantech resisted the defendants’ (including the Companies) request to maintain the stay and asked that the Court of Appeals for the Federal Circuit enter a briefing schedule of the appeal. Defendants’ purpose for maintaining the stay would be to allow time for briefing and decision at the District Court regarding defendants’ exceptional case motion and motion for legal fees and costs. Proceeding in this manner would allow all issues to be ready for appeal together, avoiding piecemeal litigation and simultaneous pendency of all issues on appeal at the Federal Circuit. No judicial ruling on this issue has been entered as of this date. On March 14, 2018, the Companies filed their exceptional case motions seeking their attorneys’ fees and bills of cost.

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

The following table sets forth the high and low sale prices of our common stock for the quarterly reporting periods indicated:

Quarter Ending	High	Low
2017
December 31,	$1.10	$0.51
September 30,	$1.36	$0.78
June 30,	$1.81	$1.10
March 31,	$2.50	$1.10
2016
December 31,	$1.98	$1.09
September 30,	$2.31	$1.01
June 30,	$2.94	$1.70
March 31,	$2.83	$1.51

Shareholders of Record

According to the records of our transfer agent, we had 363 stockholders of record as of March 27, 2018. This figure does not include “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and to reduce our outstanding debt and do not anticipate paying any cash dividends in the foreseeable future. Information with respect to restrictions on paying dividends is set forth in Note 4. Debt of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Sales of Unregistered Equity Securities

On December 12, 2017, we issued 165 thousand shares of our common stock to one subordinated promissory note holder pursuant to the note holders’ debt payoff at an exercise price of $0.80 per share.

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

●
Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2017 and 2016.

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

Overview

Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol facility in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals. Additionally, we have the power to direct the activities of a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through our variable interest entity (VIE) Goodland Advanced Fuels, Inc., (GAFI), which was formed to acquire the Goodland Plant and we plan to apply cellulosic ethanol technology to the Goodland Plant.

North America

Our revenue development strategy for the second half of 2017 and 2018 in North America is based on supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margin and are actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product. During the third quarter, we entered into an agreement with a major industrial gas company to sell CO2 produced at the Keyes ethanol plant, which will add incremental income for the North America segment. In addition to these efforts, we are developing an advanced cellulosic ethanol project in Riverbank, CA near our plant in Keyes, CA for the deployment of the combined LanzaTech and InEnTec technologies primarily using waste orchard wood and shells from the Central Valley. Technology agreements have been signed, the site location has been leased, and an Integrated Demonstration Unit has been built, which we expect will demonstrate the effectiveness of the technologies to produce cellulosic ethanol at profitable yields.

We produce four products at the Keyes plant: denatured fuel ethanol, WDG, DCO and CDS. In 2017, we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell. DCO was sold to J.D. Heiskell and other local animal feedlots (primarily poultry). Smaller amounts of CDS were sold to various local third parties. Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by OPIS, as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us, and is generally determined in reference to the local price of DDG and other feed products. North American revenue is dependent on the price of ethanol, WDG, and DCO.  Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply and price of DDG, and demand from the local dairy and feed markets.  Our revenue is further influenced by our decision to operate the Keyes plant at any capacity level, maintenance requirements, and the influences of the underlying biological processes.  During 2017, the most significant factors impacting revenue were the price received for ethanol and the price received for WDG.

India

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, beginning sales to retail customers using recent regulatory changes in India that allow sales of biodiesel at retail fuel stations, pursuing tender offers placed by India government oil companies for bulk purchases of fuels, and delivering biodiesel under our agreement with British Petroleum Singapore for sales into the European markets. In July 2017, India's Goods and Services Tax (GST) raised the combined tax rate from 11% to 18% on our sales into the Indian domestic markets. In January 2018, the GST was reduced to 12%. The increase in GST taxation in 2017 impacted the domestic India revenue expansion and generated lower margins; however, we believe that the January GST taxation decrease will positively impact our ability to sell into our local markets. We believe the deployment of these strategies will allow for growth in revenue in 2018.

In 2016, European biofuel-related import tariffs on goods from India were removed for approximately three years starting in 2017. This policy change is expected to have a positive effect on exports of our high quality distilled biodiesel into the European market at better margins starting second quarter of 2018.

North America Segment

Revenue

Substantially all of our North America revenues during the years ended December 31, 2017 and 2016 were from sales of ethanol and WDG. During the twelve months ended December 31, 2017 and 2016, we produced and sold 60.8 million gallons and 55.6 million gallons of ethanol and 407 thousand tons and 372 thousand tons of WDG, respectively.

Cost of Goods Sold

Substantially all of our feedstock is procured by J.D. Heiskell. Our cost of feedstock includes rail, truck, or ship transportation, local basis costs and a handling fee paid to J.D. Heiskell. Cost of goods sold also includes chemicals, plant overhead and out bound transportation. Plant overhead includes direct and indirect costs associated with the operation of the Keyes plant, including the cost of electricity and natural gas, maintenance, insurance, direct labor, depreciation and freight. Transportation includes the costs of in-bound delivery of corn by rail, inbound delivery of milo by ship, rail, and truck, and out-bound shipments of ethanol and WDG by truck. In 2017, the transportation cost for ethanol and WDG was approximately $0.05 per gallon and $7.50 per ton, respectively.

Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, we purchase all of our corn or milo from J.D. Heiskell. Title to the corn or milo passes to us when the corn is deposited into our weigh bin and entered into the production process. The credit term of the corn or milo purchased from J.D. Heiskell is five days. J.D. Heiskell purchases our ethanol and WDG on one-day terms. The price of corn is established by J.D Heiskell based on Chicago Board of Trade pricing including transportation and basis, plus a handling fee.

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

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol and an agreement with A.L. Gilbert to market and sell our WDG. The agreements will expire on August 31, 2018 and December 31, 2018, respectively and automatically renew for additional one-year terms. Pursuant to these agreements, our marketing costs for ethanol and WDG are less than 2% of sales.

Research and Development Expenses (R&D)

In 2017, we built an Integration Demonstration Unit (IDU) to prove the production of advanced cellulosic ethanol from deployment of the combined LanzaTech and InEnTec technologies using primarily orchard wood and shells from the Central Valley. All costs related to this IDU were part of research and development activities for Cellulosic Ethanol project.

In 2016, substantially all of our R&D expenses were related to research and development activities in Maryland.

India Segment

Revenue

Substantially all of our India segment revenues during the years ended December 31, 2017 and 2016 were from sales of biodiesel and refined glycerin. During the twelve months ended December 31, 2017, we sold 12.2 thousand metric tons of biodiesel and 3.8 thousand metric tons of refined glycerin. During the twelve months ended December 31, 2016, we sold 16.0 thousand metric tons of biodiesel and 4.4 thousand metric tons of refined glycerin.

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

Sales, Marketing and General Administrative Expenses (SG&A)

SG&A expenses consist of employee compensation, professional services, travel, depreciation, taxes, insurance, rent and utilities, licenses and permits, penalties, and sales and marketing fees. Pursuant to an operating agreement with Gemini, we receive operational support and working capital. We compensate Gemini with a percentage of the profits generated from operations. Payments of interest are identified as interest expense while payments of profits are identified as compensation for the operational support component of this agreement. We therefore include the portion of profits paid to Gemini as a component of SG&A and our SG&A component will vary based on the profits earned by operations. In addition, we market our biodiesel and glycerin through our internal sales staff, commissioned agents and brokers. Commissions paid to agents are included as a component of SG&A.

Research and Development Expenses (R&D)

Our India segment has no research and development activities.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Fiscal Year Ended December 31 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$136,739	$128,706	$8,033	6%
India	13,418	14,452	(1,034)	-7%
Total	$150,157	$143,158	$6,999	5%

North America. The increase in revenues by 6% was due to increases in the production of ethanol and WDG and resulting sales volume by 9% each to 60.8 million gallons, and 407 thousand tons respectively during the year ended December 31, 2017 compared to 55.6 million gallons and 372 thousand tons during the year ended December 31, 2016. The average price of ethanol decreased by 1.7% to $1.75 for the year ended December 31, 2017 compared to $1.78 per gallon in the year ended December 31, 2016. In addition, the average price of WDG decreased by 8% to $64.93 per ton in the year ended December 31, 2017 compared to $70.61 per ton in the year ended December 31, 2016. For the year ended December 31, 2017, we generated approximately 78% of revenues from sales of ethanol, and 19% of revenues from sales of WDG and 3% of revenues from DCO and CDS sales compared to 77% of revenues from sales of ethanol, and 20% of revenues from sales of WDG and 3% of revenues from DCO and CDS sales for the year ended December 31, 2016. For the year ended December 31, 2017 and 2016, the Keyes plant operations averaged 110% and 101% of 55 million gallon per year nameplate capacity.

India. The decrease in revenues in the India segment for the year ended December 31, 2017 reflects a decrease in sales volume of biodiesel and refined glycerin, primarily as a result of GST tax increasing from 11% to 18% in July 2017. Biodiesel sales volume decreased by 24% to 12.2 thousand tons while the average price increased by 15% to $851 per metric ton. Refined glycerin sales volumes decreased by 14% to 3.8 thousand tons while the average price per metric ton increased by 39% to $810 per metric ton. For the year ended December 31, 2017, we generated approximately 77% of revenue from sales of biodiesel, and 23% of revenue from sales of glycerin, compared to 82% of revenue from sales of biodiesel, and 18% of revenue from sales of glycerin for the year ended December 31, 2016.

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$133,606	$117,040	$16,566	14%
India	13,176	14,519	(1,343)	-9%
Total	$146,782	$131,559	$15,223	12%

North America. We ground 21.5 million bushels of corn at an average price of $4.73 per bushel during the year ended December 31, 2017 compared to 19.5 million bushels of corn at an average price of $4.58 per bushel during the year ended December 31, 2016, an increase in volume of 10% and an increase in average cost of feedstock on a per bushel basis of 3% for the year ended December 31, 2017 as compared to 2016.

India. The decrease in cost of goods sold reflects the 7% decrease in sales of biodiesel and refined glycerin in 2017. The cost of feedstock for biodiesel increased an average of 68% to $892 per metric ton while the volume decreased by 40% to 8.3 thousand metric tons of refined palm stearin compared to the year ended December 31, 2016. The average price of crude glycerin increased by 41% to $588 per metric ton while the volume decreased by 19% to 3.4 thousand metric tons compared to the year ended December 31, 2016. GST tax increased from 11% to 18% in July 2017, a portion of which was borne by the Company which drove cost of goods sold up.

Gross Profit

Fiscal Year Ended December 31 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$3,133	$11,666	$(8,533)	-73%
India	242	(67)	309	461%
Total	$3,375	$11,599	$(8,224)	-71%

North America. Gross profit decreased by 73% in the year ended December 31, 2017 primarily due to increases in feedstock costs by 3%, coupled with a decrease in WDG prices by 8%, primarily due to sluggish international demand for dry distiller’s grain, which placed pricing pressure on locally sold WDG. In addition, Brazilian imports of ethanol to California placed pricing pressure on West Coast ethanol, causing ethanol pricing to not rise as fast as corn prices.

India. The increase in gross profit was attributable mainly to an increase in average sales prices of biodiesel by 15% to $851 per metric ton and refined glycerin by 39% to $810 per metric ton in the year ended December 31, 2017 compared to the year ended December 31, 2016.

Operating Expenses

R&D

Fiscal Year Ended December 31 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$2,367	$369	$1,998	541%
India	-	-	-	-
Total	$2,367	$369	$1,998	541%

R&D expenses increased by 541% during the year ended December 31, 2017 due to $1.6 million associated with the building and testing of our renewable cellulosic ethanol IDU in 2017 to produce cellulosic ethanol by integrating two different technologies and different feedstock, and professional fees and travel of $0.5 million. The increase was partially offset by decreases in salaries, supplies and rent of $0.1 million driven by the relocation of our research and development facility from Maryland to Minnesota.

Selling, General & Administrative (SG&A)

Fiscal Year Ended December 31 (in thousands)

	2017	2016	Inc/(dec)	% change
North America	$12,134	$10,912	$1,222	11%
India	1,057	1,099	(42)	-4%
Total	$13,191	$12,011	$1,180	10%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue in the year ended December 31, 2017 increased to 9% as compared to 8% in the year ended December 31, 2016. The increase in overall SG&A expenses in the year ended December 31, 2017 was primarily attributable to: (i) an increase in salaries and stock compensation expense of $0.8 million, (ii) an increase in professional fees of $0.3 million, and (iii) an increase in marketing, supplies, and depreciation of $0.3 million, offset by a $0.2 million decrease in taxes, rent and utilities during year ended December 31, 2017.

India. SG&A expenses as a percentage of revenue in the year ended December 31, 2017 stayed constant at 8% for the years ended December 31, 2017 and 2016. Overall SG&A expense slightly decreased by 4% in the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was due to a decrease in marketing, operating support charges, salaries, and other expenses totaling $183 thousand offset by an increase in taxes, utilities, travel, and professional fees totaling $141 thousand.

Other Income/Expense

Fiscal Year Ended December 31 (in thousands)

Other (income)/expense
	2017	2016	Inc/(dec)	% change
North America
Interest rate expense	$13,593	$11,234	$2,359	21%
Amortization expense	5,398	5,723	(325)	-6%
Other (income) expense	328	(254)	582	-229%

India
Interest rate expense	313	259	54	21%
Gain on debt extinguishment	-	(2,033)	2,033	-100%
Other (income)	(51)	(80)	29	36%
Total	$19,581	$14,849	$4,732	32%

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

North America. Interest expense was higher in the year ended December 31, 2017 due to higher debt balances in 2017 as we added 5% debt extension, waiver fees to our senior debt and refinancing fees to our subordinated debt. In addition, GAFI’s interest expense of $1.2 million was included in the North America segment. The decrease in amortization expense was due to the amortization of several amendment fees under the Third Eye Capital Notes and Subordinated Note refinancing fees added in 2016. In addition, GAFI related debt issuance costs of $1.0 million were paid and $250 thousand amortization was recognized in the year ended December 31, 2017. The decrease in other income in the year ended December 31, 2017 was due to recognition of additional amortization of intangibles during the year ended December 31, 2017 compared to receipt of $0.5 million from a mandated gas credit from PG&E in the year ended December 31, 2016.

India. Interest expense increased because of utilization of capital from two working capital partners and one raw material supplier during the year ended December 31, 2017. The gain on debt extinguishment in the year ended December 31, 2016 was caused by the relief of $2.0 million of accrued interest on State Bank of India loan by paying the final stipulated amount under the One Time Settlement sanction letter on October 20, 2016. The slight decrease in other income was caused by other miscellaneous income offset by the fluctuations in foreign exchange gains and losses during the year ended December 31, 2017.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.4 million at December 31, 2017, of which $0.3 million was held in our North American entities, including $0.2 million held by GAFI, and $0.1 million was held in our Indian subsidiary. Our current ratio was 0.32 and 0.26, respectively, at December 31, 2017 and 2016. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$428	$1,486
Current assets (including cash, cash equivalents, and deposits)	11,462	7,045
Current and long term liabilities (excluding all debt)	20,406	15,909
Current & long term debt	153,786	111,714

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of December 31, 2017, the EB-5 escrow account is holding funds from two investors pending approval by the USCIS. These funds represent $1.0 million of funding that is expected to be released from the escrow account during the first half of 2018. On October 16, 2016, we launched a new EB-5 Phase II funding, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. Our principal uses of cash have been to refinance indebtedness, fund operations, and capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.

We operate in a volatile market in which we have limited control over the major components of input costs and product revenues, and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, distillers’ corn oil, CDS, biodiesel, waste fats and oils, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through the following actions, the company will have the ability to generate capital liquidity to carry out the business plan for 2018:

Operate the Keyes plant and continue to improve operational performance, including the adoption of new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements to the current operations.

Expand the ethanol sold at the Keyes plant to include the cellulosic ethanol to be generated at Riverbank, California, and to utilize lower -cost, non--food advanced feedstocks to significantly increase margins.

Monetize the CO2 produced at the Keyes plant by executing on the agreement with Linde for the delivery of gas to their neighboring facility to be built during 2018.

Rely on the approval of a $125M USDA loan guarantee to raise the funds necessary to construct and operate a cellulosic ethanol plant in Riverbank, California using the licensed technology from LanzaTech and InEnTec to generate federal and state carbon credits available for ultra--low carbon fuels.

Secure higher volumes of shipments of fuels at the India plant by developing the sales channels, including, expanding the existing domestic markets, extending international sales by supplying large oil companies (primarily the BP Singapore Agreement during 2017), and exporting fuel into the European Union and United States biodiesel markets to capture valuable low carbon fuel credits.

Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current offering for $50 million from the Phase II EB-5 program, or by vendor financing arrangements.

Management believes that a combination of the above--mentioned actions will provide the funding necessary for the operation of existing operations, the expansion of markets for additional revenue streams, and the entry into new businesses that allow for diversification within biorefinery markets. There can be no assurance that the existing credit facilities and cash from operations will be sufficient nor that the Company will be successful at maintaining adequate relationships with senior lenders or significant shareholders. Should the Company require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to the Company.

At December 31, 2017, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $74.0 million not including the GAFI debt. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2020; provided, however, that pursuant to Amendment No. 14, dated March 27, 2018, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2021 upon notice and payment of a 5% extension fee. We intend to repay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes, a senior debt refinancing and/or equity financing.

At December 31, 2017, GAFI’s outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $24.4 million. The current maturity date for all of the Third Eye Capital financing arrangements is July 10, 2019. GAFI intends to repay the Third Eye Capital Notes through proceeds from the issuance of a GAFI EB-5 offering.

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

We also rely on our working capital lines with J.D. Heiskell in California, and Gemini and SOL in India to fund our commercial arrangements for the acquisitions of feedstock. J.D. Heiskell currently provides us with working capital for the Keyes plant, Gemini currently provides us with working capital for the Kakinada plant and SOL provides us inter-corporate deposit for British Petroleum business operations (“BP Operations”).  The ability of J.D. Heiskell, Gemini, and SOL to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the year ended December 31, 2017:

Change in total debt		42,072
Increases to debt:
Accrued interest	13,470
Covenant Waiver fee	750
TEC debt Extension fee	3,100
January 2017 Promissory note including $0.6 million withheld as fees by TEC	2,100
April 2017 Promissory note including $1.0 million withheld as fees by TEC	1,500
GAFI Term loan and Revolving loan	25,000
Sub debt extension fees	680
Secunderabad Oils and Gemini working capital draws and changes due to foreign currency	12,457
EB-5 debt escrow funds received	500
Total increases to debt		59,557

Decreases to debt:
principal and Interest payments to senior lender	(5,467)
Interest payments to EB-5 investors	(459)
Principal, fees, and interest payments to Secunderabad Oils	(2,386)
Principal, fees, and interest payments to Gemini	(5,822)
Principal and interest payments to raw material vendor in India	(1,549)
Increase in debt issuance costs, net of amortization	(518)
Payment of Cagan subordinated debt by issuing shares	(132)
GAFI interest payments	(1,152)
Total decreases to debt		(17,485)

Working capital changes resulted in (i) a $2.2 million increase in inventories due to waste fats and oils purchased for processing by India operations and (ii) a $2.3 million increase in prepaid expenses and other assets mainly due to fees of $1.6 million prepaid interest on GAFI Term Loan and insurance and $0.3 million other prepaid in Aemetis, Inc. and $0.4 million advance paid to vendors by India operations, $0.4 million and $0.3 million increase in accounts receivable of Aemetis, Inc. and India operations respectively, and offset by $1.1 million decrease in cash.

Net cash used by operating activities during the year ended December 31, 2017 was $8.7 million consisting of non-cash charges of $11.6 million, net changes in operating assets and liabilities of $11.5 million, and net loss of $31.8 million. The non-cash charges consisted of: (i) $5.8 million in amortization of debt issuance costs and other amortization, (ii) $4.6 million in depreciation expenses, and (iii) a $1.2 million in stock-based compensation expense. Net changes in operating assets and liabilities consisted primarily of an increase in (i) inventories of $2.4 million, (ii) accounts receivable of $1.0 million, and (iii) other assets of $0.4 million, offset by (iv) an increase in accounts payable of $2.6 million and (v) an increase in other liabilities of $1.5 million, (vi) decrease in prepaid expense of $0.4 million, and (vii) an increase in accrued interest of $10.8 million.

Cash used by investing activities during the year ended December 31, 2017 was $1.1 million, consisting of capital expenditures of $0.3 million from India operations and $0.8 million from US operations.

Cash provided by financing activities during the year ended December 31, 2017 was $8.4 million, consisting primarily of debt proceeds consisting of $0.5 million received from the EB-5 program, $2.0 million received from TEC promissory notes, and $12.3 million from working capital partners in India for UBPL operations, and from proceeds from borrowings of $3.6 million from GAFI operations, partially offset by payments of $9.5 million in principal and interest to working capital partners in India for UBPL operations and $0.5 million to TEC.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2017.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. We derive revenue primarily from sales of ethanol and related co-products, biodiesel, refined glycerin, and refined palm oil. We recognize revenue when title transfers to our customers, which is generally upon the delivery of these products to a customer’s designated location. These deliveries are made in accordance with sales commitments and related sales orders entered into with customers and our working capital partner J.D. Heiskell for the Keyes plant and Gemini for the Kakinada plant. Commitments can be offered either verbally or in written form. The sales commitments and related sales orders provide quantities, pricing and conditions of sales. In this regard, sales consist of inventory produced at the Keyes or Kakinada plant.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, plant and equipment.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, we record an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The impairment test for long-lived assets requires us to make estimates regarding amount and timing of projected cash flows to be generated by an asset or asset group over an extended period of time.  Management judgment regarding the existence of circumstances that indicate impairment is based on numerous potential factors including, but not limited to, a decline in our future projected cash flows, a decision to suspend operations at a plant for an extended period of time, adoption of our product by the market, a sustained decline in our market capitalization, a sustained decline in market prices for similar assets or businesses, or a significant adverse change in legal or regulatory factors or the business climate.  Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future cash flows.  Fair value is determined through various valuation techniques including discounted cash flow models, market values and third-party independent appraisals, as considered necessary.  Changes in estimates of fair value could result in a write-down of the asset in a future period.

Our subsidiaries, Aemetis Advanced Fuels Keyes, which operates our Keyes plant, and UBPL, which operates our Kakinada plant, represent our significant long-lived assets. Both plants were tested for impairment and the undiscounted future cash flows of each plant exceeded the carrying value on our books, so no impairment was recorded for our Company’s long-lived assets. In addition, a qualified third-party independent appraiser validated the fair value of assets exceeded the carrying amount of the Keyes plant and Kakinada plant confirming the results of the internal impairment evaluation that no impairment was warranted on the plant assets.

Testing for Modification or Extinguishment Accounting

During 2017 and 2016, we evaluated amendments to our debt under the ASC 470-50 guidance for modification and extinguishment accounting. This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where our future cash flows changed more than 10 percent, we recorded our debt at fair value based on factors available to us for similar borrowings and used the extinguishment accounting method to account for the debt extinguishment.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance stated that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company’s adoption of this accounting standard begins with the first quarter of fiscal year 2018. In March and April 2016, the FASB issued further revenue recognition guidance amending principal vs. agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. The cumulative impact to retained earnings was not material. We assessed all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We do not anticipate a material impact to revenue recognition except for revenue disclosures within the consolidated financial statements. The adoption of the new guidance will result in additional disclosures for the period ended in 2018.

We derive revenue primarily from sales of ethanol and related co-products in North America, biodiesel and refined glycerin in India based on the agreements and PO contracts. We assessed the following criteria under the guidance. 1) Identify the contracts with customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, 5) recognize revenue when the entity satisfies performance obligation. We have contract with J.D. Heiskell and most of our biodiesel and refined glycerin sales are based on raising the purchase order by customer in addition to tender contracts with government and international customers. The performance obligation is to produce ethanol and sell all ethanol to J.D. Heiskell. For biodiesel and refined glycerin, we produce and sell based on purchase order requirements and in case of tender contracts, we need to produce biodiesel with certain identified specifications. Sometimes, commitments can be offered either verbally or in written form in India. The transaction price is determined based on reference market prices for ethanol every day by Kinergy Marketing and for WDG monthly by A.L. Gilbert. The transaction price is determined based on reference market prices for biodiesel and refined glycerin every day. We did not find any other performance obligations other than produce and delivery of ethanol, WDG, biodiesel, and refined glycerin based on the contract or purchase order requirements. Hence there is no transaction price allocation needed. Once delivery of the products happened to the satisfaction of purchase order and contract requirements, we recognize the revenue.

We also assessed principal versus agent criteria as we buy our feedstock from our customers and sell our ethanol to J.D. Heiskell and biodiesel to our customers in some contractual agreements.

Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Revenues are recorded at the gross invoiced amount. Additionally, our working capital partnerleases our finished goods tank and requires us to transfer legal title to the product upon transfer of our finished ethanol to this location. We consider the purchase of corn as a cost of goods sold and the sale of ethanol upon transfer to the finished goods tank as revenue on the basis that (i) we bear the risk of gain or loss on the processing of corn into ethanol and (ii) we have legal title to the goods during the processing time. For biodiesel, we hold the legal title to feedstock came from our customers once it is in our premises. We control the process of it to produce biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel set independently. We hold the title and risk to biodiesel as long as it resides on premises. Hence, we are the principal in both scenarios.

In February 2016, the FASB issued guidance that amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The new guidance is effective for us beginning January 1, 2019, and for interim periods within that year.  Early adoption is permitted, and we will be required to adopt using a modified retrospective approach. We are evaluating the timing of adoption and the impact of this guidance on our consolidated financial statements and disclosures.

In August 2016, the FASB issued amendments to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for us beginning January 1, 2018, and for interim periods within that year. Early adoption is permitted. If we decide to early adopt the amendments, we will be required to adopt all of the amendments in the same period. We evaluated the amendments and noted that these amendments will not have a significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued amendments to require amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for us beginning January 1, 2018, and for interim periods within that year. Early adoption is permitted. We evaluated the amendments and noted that these amendments will not have a significant impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Not applicable.

Item 8. Financial Statements and Supplementary Data

Financial Statements are listed in the Index to Consolidated Financial Statements on page 44 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2017.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and chief financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) - 2013. Based on the results of management’s assessment and evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as described below.

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

Item 9B. Other Information

Third Eye Capital Amendment

On March 27, 2018, we and Third Eye Capital agreed to Limited Waiver and Amendment No. 14 to the Note Purchase Agreement, or Amendment 14, to: (i) extend the maturity date of the Third Eye Capital Notes two years to April 1, 2020 in exchange for an amendment fee consisting of 6% (3% per year) of the outstanding note balance as an increase in the fee payable in the event of a redemption of the Notes (as defined in the Note Purchase Agreement); (ii) provide that the maturity date may be further extended at our election to April 1, 2021 in exchange for an extension fee of 5%; (iii) provide for an optional waiver of the ratio of note indebtedness covenant until January 1, 2019 with the payment of a waiver fee of $0.25 million; and (iv) and remove the redemption fee described in (i) above from the calculation of the ratio of note indebtedness covenant. As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $0.5 million to be added to the outstanding principal balance of the Revolving Credit Facility.

The foregoing description of Amendment 14 is a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment 14, Exhibit 10.71 hereto, which is incorporated herein by reference.

Reserve Liquidity Facility

On March 27, 2018, we and a subsidiary entered into a one-year reserve liquidity facility governed by a promissory note, payable to Third Eye Capital, in the principal amount of six million dollars. The Company does not currently expect to draw upon the note, however it determined that it was prudent to maintain a liquidity reserve in case of unforeseen needs. Borrowings under the facility are available from March 27, 2018 until maturity on April 1, 2019. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2019. The promissory note is secured by liens and security interests upon the property and assets of the Company as described in that certain Amended and Restated Note Purchase Agreement, dated as of July 6, 2012. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $0.2 million, payable from the proceeds of the first drawing under the facility.

The foregoing descriptions of the promissory note do not purport to be complete and are qualified in their entirety by reference to the full text of the promissory note, which is filed as Exhibit 10.72 hereto and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Governance

The information required by this Item 10 is included in our Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included in our Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included in our Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
1.1	At Market Issuance Sales Agreement dated March 23, 2016 with FBR Capital Markets & Co. and MLV & Co. LLC and Aemetis Inc.	10-K	000-51354	1.1	Mar 28, 2016
3.1.1	Articles of Incorporation	10-Q	000-51354	3.1	Nov. 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation	10-Q	000-51354	3.1.1	Nov. 14, 2008
3.1.3	Certificate of Designation of Series B Preferred Stock	8-K	000-51354	3.2	Dec. 13, 2007
3.1.4	Certificate of Amendment to Articles of Incorporation	8-K	000-51354	3.3	Dec. 13, 2007
3.1.5	Certificate of Amendment to Articles of Incorporation	Pre14C	111136140		Oct. 11, 2011
3.1.6	Certificate of Change in Articles of Incorporation are a result of 1 for 10 reverse split to Authorized Shares and Common Shares Outstanding on May 5, 2014	10-Q	000-51354	3.1	May 15, 2014
3.1.7	Amended and Restated Articles of Incorporation	10-K	000-51354	3.1.7	March 16, 2017	X
3.2.1	Bylaws	8-K	000-51354	3.4	Dec. 13, 2007
4.1	Specimen Common Stock Certificate	8-K	000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K	000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K	000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K	000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14A	000-51354		Apr. 3, 2015
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14A	000-51354		Apr. 15, 2008
10.3	Eric McAfee Executive Employment Agreement dated September 1, 2011	8-K	000-51354	10.2	Sep. 8, 2011
10.4	Andrew Foster Executive Employment Agreement, dated May 22, 2007	8-K	000-51354	10.7	Dec. 13, 2007

10.5	Todd Waltz Executive Employment Agreement, dated March 12, 2010	8-K	000-51354		March 12, 2010
10.6	Sanjeev Gupta Executive Employment Agreement, dated September 1, 2007	10-K/A	000-51354	10.11	May 20, 2009
10.7	Agreement of Loan for Overall Limit dated June 26, 2008 between Universal Biofuels Private Limited and State Bank of India	10-Q	000-51354	10.12	Aug. 14, 2008
10.8	Ethanol Marketing Agreement, dated October 29, 2010 between AE Advanced Fuels Keyes, Inc. and Kinergy Marketing, LLC	10-Q	000-51354	10.6	Dec. 1, 2010
10.9	Zymetis, Inc. 2006 Stock Incentive Plan	10-K	000-51354	10.31	Oct. 31, 2012
10.10	Zymetis Inc. Incentive Stock Option Agreement	10-K	000-51354	10.32	Oct. 31, 2012
10.11	Zymetis Inc. Non-Incentive Stock Option Agreement	10-K	000-51354	10.33	Oct. 31, 2012
10.12	First Amendment to Ethanol Marketing Agreement dated September 6, 2011, between AE Advanced Fuels Keyes, Inc. and Kinergy Energy Marketing	8-K	000-51354	10.1	Sept. 8, 2011
10.13	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jan. 12, 2012
10.14	Form of 5% Subordinated Note	8-K	000-51354	10.2	Jan. 12, 2012
10.15	Form of Common Stock Warrant	8-K	000-51354	10.3	Jan. 12, 2012
10.16	Amendment No. 6 to Note Purchase Agreement dated April 13, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.17	Limited Waiver to Note Purchase Agreement dated March 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation, an Ontario corporation, as agent	8-K	000-51354	10.2	Apr. 19, 2012
10.18	Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2012 among Aemetis, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, and the Purchasers	8-K	000-51354	10.3	Apr. 19, 2012
10.19	Amendment No. 7 to Note Purchase Agreement dated May 15, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	May 22, 2012
10.20	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jan. 12, 2012
10.21	Form of 5% Subordinated Note	8-K	000-51354	10.2	Jun. 6, 2012
10.22	Form of Common Stock Warrant	8-K	000-51354	10.3	Jan. 12, 2012
10.23	Note and Warrant Purchase Agreement dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	Jun. 28, 2012
10.24	15% Subordinated Promissory Note dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	Jun. 28, 2012
10.25	Form of Warrant to Purchase Common Stock	8-K	000-51354	10.3	Jan. 12, 2012
10.26	Note Purchase Agreement dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	July 3, 2012
10.27	15% Subordinated Promissory Note dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	July 3, 2012
10.28	Agreement and Plan of Merger, dated July 6, 2012, among Aemetis, Inc., AE Advanced Fuels, Inc., Keyes Facility Acquisition Corp., and Cilion, Inc.	8-K	000-51354	2.1	July 10, 2012
10.29	Stockholders’ Agreement dated July 6, 2012, among Aemetis, Inc., and Western Milling Investors, LLC, as Security holders’ Representative.	8-K	000-51354	10.1	July 10, 2012

10.30	Amended and Restated Note Purchase Agreement, dated July 6, 2012 among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.31	Amended and Restated Guaranty, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.32	Amended and Restated Security Agreement, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012
10.33	Investors’ Rights Agreement dated July 6, 2012, by and among Aemetis, Inc., and the investors listed on Schedule A thereto.	8-K	000-51354	10.5	July 10, 2012
10.34	Technology License Agreement dated August 9, 2012 between Chevron Lummus Global LLC and Aemetis Advanced Fuels, Inc.	8-K	000-51354	10.1	Aug. 22, 2012
10.35	Corn Procurement and Working Capital Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.64	Oct. 31, 2012
10.36	Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.65	Oct. 31, 2012
10.37	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	000-51354	10.66	Oct. 31, 2012
10.38	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	10-K	000-51354	10.67	Oct. 31, 2012
10.39	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Oct. 23, 2012
10.40	Amendment No. 1 to Revolving Line of Credit Agreement dated October 16, 2012 by and among Aemetis International, Inc., a Nevada corporation, and Laird Q. Cagan	8-K	000-51354	10.2	Oct. 23, 2012
10.41	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012 and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	000-51354	10.3	Oct. 23, 2012
10.42	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	000-51354	10.4	Oct. 23, 2012
10.43	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated September 29, 2012	10-K	000-51354	10.72	Apr. 16, 2013

10.44	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K	000-51354	10.1	Jan. 7, 2013
10.45	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K/A	000-51354	10.1	Feb. 27, 2013
10.46	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Mar. 11, 2013
10.47	Amendment No. 1 to Agreement for Repayment of Note by Share Issuance dated as of April 10, 2013 by and among Aemetis, Inc., Aemetis International, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	10-K	000-51354	10.77	Apr. 16, 2013
10.48	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated January 2, 2013.	10-K	000-51354	10.76	Apr. 16, 2013
10.49	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Apr. 16, 2013
10.505	Amendment No. 4 to Amended and Restated Note Purchase Agreement dated as of April 19, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, and Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K/A	000-51354	10.2	May 14, 2013
10.5	Special Bridge Advance dated as of March 29, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K	000-51354	10.2	Apr. 16, 2013
10.51	Agreement For Satisfaction of Note by Share and Note Issuance dated as of April 18, 2013 between Aemetis, Inc., Aemetis International, Inc. and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit dated August 17, 2009 as amended.	8-K	000-51354	10.1	Apr. 24, 2013

10.52	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	000-51354	10.1	May 23, 2013
10.53	Amended and Restated Aemetis Keyes Corn Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	000-51354	10.2	May 23, 2013
10.54	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013 by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	July 31, 2013
10.55	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Nov. 1, 2013
10.62	Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	May 15, 2014
10.64	Limited Waiver and Amendment No. 8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q/A	000-51354	10.1	Nov. 13, 2014
10.65	Limited Waiver and Amendment No. 9 to Amended and Restated Note Purchase Agreement, dated as of March 12, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10K	000-51354	10.1	Mar. 12, 2015	10.65
10.66	Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	May 7, 2015
10.67	Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 7, 2015).	10-Q	000-51354	10.1	Nov. 5, 2015

10.68	Limited Waiver and Amendment No. 12 to Amended and Restated Note Purchase Agreement, dated as of March 21, 2016 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.68	Mar. 28, 2016
10.69	Binding letter of intent for the purchase of certain property, plant and equipment in Goodland, Kansas by Aemetis Advanced Fuels Goodland, Inc., or such other subsidiary of Aemetis Inc., dated March 22, 2016 from Third Eye Capital Corporation, in its capacity as attorney-in-fact for New Goodland Energy Center, LLC.	10-K	000-51354	10.69	Mar. 28, 2016
10.70	Limited Waiver and Amendment No. 13 to Amended and Restated Note Purchase Agreement, dated as of March 1, 2017 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.70	Mar. 16, 2017
10.71	Limited Waiver and Amendment No. 14 to Amended and Restated Note Purchase Agreement, dated as of March 27, 2018 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.71	Mar. 27, 2018	X
10.72	Promissory Note, dated as of March 27, 2018 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.72	Mar. 27, 2018
14	Code of Ethics	10-K/A	000-51354	14	May 20, 2009
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AEMETIS, INC.
Consolidated Financial Statements

Index To Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	47
Consolidated Financial Statements
Consolidated Balance Sheets	48
Consolidated Statements of Operations and Comprehensive Loss	49
Consolidated Statements of Cash Flows	50
Consolidated Statements of Stockholders' Deficit	51
Notes to Consolidated Financial Statements	52 -80

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2012.

Des Moines, Iowa
March 29, 2018

AEMETIS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016
(In thousands except for par value)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$428	$1,486
Accounts receivable	2,219	1,557
Inventories	5,737	3,241
Prepaid expenses	2,435	555
Other current assets	643	206
Total current assets	11,462	7,045

Property, plant and equipment, net	78,837	66,370
Other assets	4,032	4,395
Total assets	$94,331	$77,810

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$10,457	$7,842
Current portion of long term debt	2,039	2,027
Short term borrowings	13,586	9,382
Mandatorily redeemable Series B convertible preferred stock	2,946	2,844
Accrued property taxes	3,677	2,648
Other current liabilities	3,311	2,473
Total current liabilities	36,016	27,216
Long term liabilities:
Senior secured notes	73,986	61,631
EB-5 notes	34,000	33,000
GAFI secured and revolving notes	24,351	-
Long term subordinated debt	5,824	5,674
Other long term liabilities	15	102
Total long term liabilities	138,176	100,407

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 and 1,328 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 and $3,984 respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 20,088 and 19,858 shares issued and outstanding, respectively	20	20
Additional paid-in capital	84,679	83,441
Accumulated deficit	(160,188)	(129,887)
Accumulated other comprehensive loss	(2,904)	(3,388)
Total stockholders' deficit attributable to Aemetis, Inc.	(78,392)	(49,813)
Non-controlling interest - GAFI	(1,469)	-
Total stockholders' deficit	(79,861)	(49,813)
Total liabilities and stockholders' deficit	$94,331	$77,810

The accompanying notes are an integral part of the financial statements

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In thousands, except for earnings per share)

	For the year ended December 31,
	2017	2016
Revenues	$150,157	$143,158

Cost of goods sold	146,782	131,559

Gross profit	3,375	11,599

Research and development expenses	2,367	369
Selling, general and administrative expenses	13,191	12,011

Operating loss	(12,183)	(781)

Other (income) expense:

Interest expense
Interest rate expense	13,906	11,493
Amortization expense	5,398	5,723
Gain on debt extinguishment	-	(2,033)
Other (income) expense	277	(334)

Loss before income taxes	(31,764)	(15,630)

Income tax expense	6	6

Net loss	$(31,770)	$(15,636)

Less: Net loss attributable to non-controlling interest	(1,469)	-

Net loss attributable to Aemetis, Inc.	$(30,301)	$(15,636)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	484	(209)
Comprehensive loss	$(31,286)	$(15,845)
Net loss per common share attributable to Aemetis, Inc.
Basic	$(1.53)	$(0.79)
Diluted	$(1.53)	$(0.79)

Weighted average shares outstanding
Basic	19,833	19,771
Diluted	19,833	19,771

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In thousands)

	For the years ended December 31,
	2017	2016
Operating activities:
Net loss	$(31,770)	$(15,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,101	747
Stock issued for services	118	-
Depreciation	4,622	4,670
Debt related amortization expense	5,399	5,723
Intangibles and other amortization expense	392	126
Change in fair value of warrant liability	-	(25)
Gain on extinguishment of debt	-	(2,033)
Loss on sale/disposal of assets	-	11
Changes in operating assets and liabilities:
Accounts receivable	(1,015)	(403)
Inventories	(2,370)	1,504
Prepaid expenses	371	(28)
Other current and long-term assets	(425)	890
Accounts payable	2,580	(2,097)
Accrued interest expense and fees, net of payments	10,812	6,448
Other liabilities	1,497	474
Net cash provided by (used in) operating activities	(8,688)	371

Investing activities:
Capital expenditures	(1,116)	(629)

Net cash used in investing activities	(1,116)	(629)

Financing activities:
Proceeds from borrowings	14,798	20,583
Repayments of borrowings	(10,037)	(18,956)
GAFI proceeds from borrowings	3,614	-
Net cash provided by financing activities	8,375	1,627

Effect of exchange rate changes on cash and cash equivalents	371	(166)
Net cash and cash equivalents increase (decrease) for period	(1,058)	1,203
Cash and cash equivalents at beginning of period	1,486	283
Cash and cash equivalents at end of period	$428	$1,486

Supplemental disclosures of cash flow information, cash paid:
Interest paid	$3,092	$4,894
Income taxes paid	6	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Fair value of warrants issued to subordinated debt holders	321	579
Repurchase of common stock added to TEC promissory note	451	-
Senior debt extension and waiver fees added to debt	4,446	4,940
TEC promissory note fees and fees for Goodland transaction	1,169	-
Settlement of accounts payable through transfer of equipment	-	66
Settlement of subordinated debt through issuing stock	132	-
GAFI plant, property & equipment acquired with debt	15,431	-
Payment of TEC bridge loan added to GAFI Revolving loan	3,669	-
Debt exchanged for prepaid interest on GAFI Term loan	2,250	-

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In thousands)

					Additional		Accumulated Other
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	Interset	Total
Balance at December 31, 2015	1,398	$1	19,619	$20	$82,115	$(114,251)	$(3,179)	$-	$(35,294)

Conversion of Series B preferred to common stock	(70)	-	7	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	747	-	-	-	747
Issuance and exercise of warrants	-	-	232	-	579	-	-	-	579
Other comprehensive loss	-	-	-	-	-	-	(209)	-	(209)
Net loss	-	-	-	-	-	(15,636)	-	-	(15,636)

Balance at December 31, 2016	1,328	1	19,858	20	83,441	(129,887)	(3,388)	$-	(49,813)

Conversion of Series B preferred to common stock	(5)	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,101	-	-	-	1,101
Shares issued to consultants and other services	-	-	100	-	118	-	-	-	118
Issuance and exercise of warrants	-	-	240	-	338	-	-	-	338
Repurchase of common stock	-	-	(275)	-	(451)	-	-	-	(451)
Issuance of shares for interest and note extinguishment	-	-	165	-	132	-	-	-	132
Other comprehensive income	-	-	-	-	-	-	484	-	484
Net loss	-	-	-	-	-	(30,301)	-	(1,469)	(31,770)

Balance at December 31, 2017	1,323	$1	20,088	$20	$84,679	$(160,188)	$(2,904)	$(1,469)	$(79,861)

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
●
Aemetis Property Keyes, Inc., a Delaware corporation; and,
●
Aemetis Advanced Biorefinery Keyes, Inc., a Delaware corporation.

Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol plant in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

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

In July 2017, we closed on a transaction with Goodland Advanced Fuels, Inc. (GAFI). GAFI was formed to acquire the partially completed Goodland plant in Goodland, Kansas. GAFI has a sole shareholder with only 1,000 shares. GAFI is a VIE since it does not have enough equity to support its own activities. GAFI entered into a Note Purchase Agreement with Third Eye Capital Corporation. GAFI, the Company and its subsidiary AAPK also entered into separate Intercompany Revolving Notes, pursuant to which GAFI may lend a portion of the proceeds of the Revolving Loan incurred under the Note Purchase Agreement. Aemetis, Inc. and AAPK (Guarantors) also agreed to provide certain Limited Guaranty on the Note Purchase Agreement terms and also entered into an Option Agreement with GAFI shareholder to purchase all shares of GAFI at $0.01 per share ($10.00). Given acceptance of more risk and direct and indirect benefits received through the Note Purchase Agreement and providing guarantees on repayment of debt of GAFI, Aemetis has the power to direct the activities of GAFI and intends to apply cellulosic ethanol technology to the Goodland Facility in the future. Upon application of consolidation guidance in ASC 810 Consolidation, we determined that GAFI is a variable interest entity and Aemetis, Inc. is the primary beneficiary. Accordingly, the consolidated financial statements include the accounts of GAFI (see Note 6).

All intercompany balances and transactions have been eliminated in consolidation including any transactions between GAFI and Aemetis, Inc.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice including attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowance for doubtful accounts in the years ended December 31, 2017 and 2016.

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

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the plant in Keyes, California, Goodland, Kansas and Kakinada, India. The plant in Kansas is partially completed and is not ready for operation; hence, we are not depreciating these assets yet. Otherwise, it is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. In addition, in coming up with forecasts, the Company used significant assumptions with regard to the cost of inputs mainly palm stearin, and outputs mainly biodiesel. These assumptions were commodity market driven but we also considered the Government regulations, import and export tariffs, availability of alternate low-cost inputs, and potential customer agreements. In addition, a qualified third-party independent appraiser validated the fair value of assets exceeded the carrying amount of the Keyes plant and Kakinada plant confirming the results of the internal impairment evaluation that no impairment was warranted on the plant assets.

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

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2017 and 2016, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

2017 U.S. Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changes the existing U.S. tax laws, including, but not limited to, (1) a reduction in the corporate federal tax rate from 35% to 21%, (2) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, (3) a move from a worldwide tax system to a territorial system, (4) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, (5) bonus depreciation that will allow for full expensing of qualified property, (6) creating a new limitation on deductible interest expense and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act.

In connection with our initial provisional analysis of the impact of the Tax Act, the Company revalued its tax-effected deferred tax assets, resulting in a $19.6 million reduction in the Company’s tax-effected deferred tax assets, with a corresponding reduction in the Company’s valuation allowance.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Company continues to evaluate the impact that the Tax Act will have on these consolidated financial statements, including the tax provisions that apply beginning in 2018, including, but not limited to, (a) the potential impact of the new global intangible low-taxed income and (b) the deduction for foreign derived intangible income.   The new rules on interest expense limitation may result in the Company having a new category of loss carryover based upon the Company’s current level of debt and the new limits on deductibility of interest expense.   In addition, the new limits on net operating losses generated after 2017 are only allowed up to 80% of taxable income, but are allowed an indefinite carryover.

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive. As the Company incurred a net loss for the years ended December 31, 2017 and 2016, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of December 31, 2017 and 2016:

	As of
	December 31, 2017	December 31, 2016
Series B preferred (post split basis)	132	133
Common stock options and warrants	2,519	1,975
Debt with conversion feature at $30 per share of common stock	1,201	1,168
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	3,852	3,276

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

The “North America” operating segment includes the Company’s 60 million gallons per year capacity Keyes plant in Keyes, California, GAFI plant, Kansas and the research and development facility.

The “India” operating segment encompasses the Company’s 50 million gallon per year capacity Kakinada plant in Kakinada, India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

Fair Value of Financial Instruments. Financial instruments include accounts receivable, accounts payable, accrued liabilities, current and non-current portion of subordinated debt, notes payable, and long-term debt.  Due to the unique terms of our notes payable and long-term debt and the financial condition of the Company, the fair value of the debt is not readily determinable.  The fair value, determined using level 3 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

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

Recently Issued Accounting Pronouncements.

In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance stated that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company’s adoption of this accounting standard begins with the first quarter of fiscal year 2018. In March and April 2016, the FASB issued further revenue recognition guidance amending principal vs. agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. The cumulative impact to retained earnings was not material. We assessed all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The adoption of the new guidance will result in additional disclosures for the period ended in 2018.

We derive revenue primarily from sales of ethanol and related co-products in North America, biodiesel and refined glycerin in India based on the agreements and PO contracts. We assessed the following criteria under the guidance. 1) Identify the contracts with customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, 5) recognize revenue when the entity satisfies performance obligation. We have contract with J.D. Heiskell and most of our biodiesel and refined glycerin sales are based on raising the purchase order by customer in addition to tender contracts with government and international customers. The performance obligation is to produce ethanol and sell all ethanol to J.D. Heiskell. For biodiesel and refined glycerin, we produce and sell based on purchase order requirements and in case of tender contracts, we need to produce biodiesel with certain identified specifications. Sometimes, commitments can be offered either verbally or in written form in India. The transaction price is determined based on reference market prices for ethanol every day by Kinergy Marketing and for WDG monthly by A.L. Gilbert. The transaction price is determined based on reference market prices for biodiesel and refined glycerin every day. We did not find any other performance obligations other than produce and delivery of ethanol, WDG, biodiesel, and refined glycerin based on the contract or purchase order requirements. Hence there is no transaction price allocation needed. Once delivery of the products happened to the satisfaction of purchase order and contract requirements, we recognize the revenue.

We also assessed principal versus agent criteria as we buy our feedstock from our customers and sell our ethanol to J.D. Heiskell and biodiesel to our customers in some contractual agreements.

Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Revenues are recorded at the gross invoiced amount. Additionally, our working capital partnerleases our finished goods tank and requires us to transfer legal title to the product upon transfer of our finished ethanol to this location. We consider the purchase of corn as a cost of goods sold and the sale of ethanol upon transfer to the finished goods tank as revenue on the basis that (i) we bear the risk of gain or loss on the processing of corn into ethanol and (ii) we have legal title to the goods during the processing time. For biodiesel, we hold the legal title to feedstock came from our customers once it is in our premises. We control the process of it to produce biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel set independently. We hold the title and risk to biodiesel as long as it resides on premises. Hence, we are the principal in both scenarios.

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

In August 2016, the FASB issued amendments to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for us beginning January 1, 2018, and for interim periods within that year. Early adoption is permitted. We evaluated the amendments and noted that these amendments will not have a significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued amendments to require amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for us beginning January 1, 2018, and for interim periods within that year. Early adoption is permitted. We evaluated the amendments and noted that these amendments will not have a significant impact on the Company’s consolidated financial statements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

2. Inventories

Inventories consist of the following:

	December 31, 2017	December 31, 2016
Raw materials	$2,829	$1,044
Work-in-progress	1,605	1,360
Finished goods	1,303	837
Total inventories	$5,737	$3,241

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2017	December 31, 2016
Land	$2,747	$2,713
Plant and buildings	82,652	81,755
Furniture and fixtures	1,003	572
Machinery and equipment	3,972	4,308
Construction in progress	941	88
GAFI property, plant & equipment	15,408	-
Total gross property, plant & equipment	106,723	89,436
Less accumulated depreciation	(27,886)	(23,066)
Total net property, plant & equipment	$78,837	$66,370

Depreciation on the components of the property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 7
Furniture and fixtures	3 - 5

The Company recorded depreciation expense of approximately $4.6 million and $4.7 million for the years ended December 31, 2017 and 2016.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. We used estimates in coming up with forecasts, we used significant assumptions with regard to the cost of inputs mainly palm stearin, and outputs mainly biodiesel. In addition, a qualified third-party independent appraiser validated the fair value of assets exceeded the carrying amount of the Keyes plant and Kakinada plant confirming the results of the internal impairment evaluation that no impairment was warranted on the plant assets. The third-party independent appraiser used the plant condition and operational ability of the plants as significant assumptions while considering other commodity and market driven conditions. These assumptions were commodity market driven but we also considered the Government regulations, import and export tariffs, availability of alternate low-cost inputs, and potential customer agreements. All assumptions were evaluated based on conditions which the Company believes will become available to increase production at profitable margins in the future. However, the changes in conditions such as government regulations and market conditions affect the operations of the plants and could trigger an impairment in the future. For Keyes plant, the fair value of asset group exceeded the carrying value by 110 percent. For Kakinada plant, the fair value of asset group exceeded the carrying value by 134 percent.

4. Debt

Debt consists of the notes from the Company’s senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	December 31, 2017	December 31, 2016
Third Eye Capital term notes	$6,931	$6,577
Third Eye Capital revolving credit facility	35,371	24,927
Third Eye Capital revenue participation term notes	11,636	11,042
Third Eye Capital acquisition term notes	20,048	19,085
Cilion shareholder seller notes payable	5,824	5,674
Subordinated notes	8,725	7,565
EB-5 long term promissory notes	36,039	35,027
Unsecured working capital loans	4,861	1,817
GAFI Term and Revolving loans	24,351	-
Total debt	153,786	111,714
Less current portion of debt	15,625	11,409
Total long term debt	$138,161	$100,305

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

On March 1, 2017, Third Eye Capital agreed to Amendment No. 13 to the Note Purchase Agreement to: (i) extend the maturity date of the Third Eye Capital Notes to April 1, 2018 in exchange for a 5% extension fee consisting of adding $3.1 million to the outstanding principal balance of the Note Purchase Agreement and allowing for the further extension of the maturity date of the Third Eye Capital Notes to April 1, 2019, at the Company’s election, for an additional extension fee of 5% of the then outstanding Third Eye Capital Notes outstanding balance, (ii) waive the free cash flow financial covenant under the Note Purchase Agreement for the three months ended December 31, 2016, (iii) provide that such covenant will be deleted prospectively from the Note Purchase Agreement, (iv) waive the default under the Note Purchase Agreement relating to indebtedness outstanding to Laird Cagan and (v) waive the covenant under the Note Purchase Agreement to permit the Company to pay off the defaulted Laird Cagan subordinated note by issuing stock. The borrowers agreed to use their best efforts to close the transaction to purchase assets in Goodland, Kansas from Third Eye Capital as described in a non-binding offer to purchase letter between an affiliate of the Company and Third Eye Capital, which closed on July 10, 2017. As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $750 thousand to be added to the outstanding principal balance of the Revolving Credit Facility.  The Third Eye Capital Notes are classified as non-current debt. The Company evaluated the Amendment of the Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On April 28, 2017, a Promissory Note (the “April 2017 Note”, and together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $1.5 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earliest of (a) closing of any Financing, (b) receipt of proceeds from any financing, refinancing or other similar transaction, (c) extension of credit by the Lender, or Agent on behalf of certain lenders or the Noteholders, to the Debtors or their affiliates, and (d) June 15, 2017. In addition, $1.0 million of this note represents fees payable by Goodland Advanced Fuels, Inc. upon the closing of the Goodland transaction. On July 10, 2017, the April 2017 Note was paid in full and the fees payable by Goodland Advanced Fuels, Inc., were paid.

On March 27, 2018, Third Eye Capital agreed to Limited Waiver and Amendment No. 14 to the Note Purchase Agreement, to: (i) extend the maturity date of the Third Eye Capital Notes two years to April 1, 2020 in exchange for an amendment fee consisting of 6% (3% per year) of the outstanding note balance as an increase in the fee payable in the event of a redemption of the Notes (as defined in the Note Purchase Agreement); (ii) provide that the maturity date may be further extended at our election to April 1, 2021 in exchange for an extension fee of 5%; (iii) provide for an optional waiver of the ratio of note indebtedness covenant until January 1, 2019 with the payment of a waiver fee of $0.25 million; and (iv) and remove the redemption fee described in (i) above from the calculation of the ratio of note indebtedness covenant. As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $0.5 million to be added to the outstanding principal balance of the Revolving Credit Facility. As a result of the extension of the maturity date in Amendment No. 14, the Third Eye Capital Notes are classified as non-current debt.

On March 27, 2018, Third Eye agreed to a one-year reserve liquidity facility governed by a promissory note, payable in the principal amount of up to six million dollars. Borrowings under the facility are available from March 27, 2018 until maturity on April 1, 2019. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2019. The promissory note is secured by liens and security interests upon the property and assets of the Company. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $0.2 million, payable from the proceeds of the first drawing under the facility.

Terms of Third Eye Capital Notes

A.
Term Notes. As of December 31, 2017, the Company had $6.9 million in principal and interest outstanding under the Term Notes, net of unamortized fair value discounts of $0.1 million. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2020.

B.
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (18.25% as of December 31, 2017), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2020. As of December 31, 2017, AAFK had $35.4 million in principal and interest outstanding, net of unamortized debt issuance costs of $0.4 million on the Revolving Credit Facility. We have none remaining to draw on the Revolving Credit Facility.

C.
Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2020. As of December 31, 2017, AAFK had $11.6 million in principal and interest outstanding, net of unamortized discounts of $0.2 million, on the Revenue Participation Term Notes.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (15.25% per annum as of December 31, 2017) and mature on April 1, 2020.As of December 31, 2017, Aemetis Facility Keyes, Inc. had $20.0 million in principal and interest outstanding, net of unamortized discounts of $0.3 million, on the Acquisition Term Notes.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Note allow the lender to accelerate the maturity in the occurrence of any event that could reasonably be expected to have a material adverse effect, such as any change in the business, operations, or financial condition.

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

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders (Cilion Notes) as merger compensation, subordinated to the Third Eye Capital Notes. The Cilion Notes bear interest at 3% per annum and are due and payable after the Third Eye Capital Notes have been paid in full. As of December 31, 2017, Aemetis Facility Keyes, Inc. had $5.8 million in principal and interest outstanding on the Cilion Notes.

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

Interest is accrued at 10% and due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full.

The Subordinated Notes were amended to extend the maturity date on January 1, 2017 and again on July 1, 2017 with six months extension for maturity until December 31, 2017. We evaluated these amendments and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On January 1, 2018, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) June 30, 2018; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated the January 1, 2018 amendment and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On January 14, 2013, Laird Cagan, a related party, loaned $0.1 million through a promissory note with a five percent annualized interest rate and the right to exercise 5 thousand warrants exercisable at $0.01 per share. On December 12, 2017, Company issued to 165,375 common stock to extinguish this promissory note.

At December 31, 2017 and December 31, 2016, the Company had, in aggregate, the amount of $8.7 million and $7.6 million in principal and interest outstanding, respectively, under the Subordinated Notes.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of December 31, 2017, $34.5 million released from the escrow amount to the Company, with $1.0 million remaining in escrow and $0.5 million to be funded to escrow. As of December 31, 2017, $34.5 million in principal and $1.5 million in accrued interest was outstanding on the EB-5 Notes.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding to refinance indebtedness and capital expenditures of Aemetis, Inc. and Goodland Advanced Fuels, Inc.

Unsecured working capital loans. In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). Under this agreement, Secunderabad Oils agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility. Working capital advances bear interest at the actual bank-borrowing rate of Secunderabad Oils of fifteen percent (15%). In return, the Company agreed to pay Secunderabad Oils an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facilities operated at a loss, Secunderabad Oils owed the Company 30% of the losses. On January 1, 2016, Secunderabad Oils suspended the agreement to use any funds provided under the agreement to buy feedstock until commodity prices returned to economically viable levels. On June 1, 2016, the agreement was reinitiated on the terms described above until the following July amendment made. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations (“BP Operations”) only in the form of inter-corporate deposit for an amount of approximately $2.3 million for a period of 95 days at 14.75% per annum interest rate. This agreement also removed the operational support charge requirement. Secunderabad Oils has a second priority lien on the assets of the Kakinada biodiesel facility after this agreement and the above profit sharing terms were removed. During the years ended December 31, 2017 and 2016, the Company made principal and interest payments to Secunderabad Oils of approximately $2.4 million and $4.6 million, respectively. As of December 31, 2017 and 2016, the Company had approximately $1.3 million and $0.3 million outstanding under this agreement, respectively.

On April 16, 2017, the Company entered into a similar operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada biodiesel facility. Working capital advances bear interest at the actual bank-borrowing rate of Gemini of twelve percent (12%). In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada biodiesel facility. Since the inception of this agreement, the Company made principal and interest payments to Gemini of approximately $5.8 million. As of December 31, 2017, the Company had $3.5 million outstanding on this agreement.

In October 2016, the Company made an agreement with one of the raw material vendors to pay 12% interest on unpaid balance of $1.9 million for supplying the palm stearin. The Company paid $0.4 million during the three months ended December 31, 2016. As of December 31, 2017 and 2016, the Company had nil and $1.5 million outstanding on this raw material purchase agreement, respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Variable Interest Entity (GAFI) Term loan and Revolving loan

On July 10, 2017, GAFI entered into a Note Purchase Agreement (“Note Purchase Agreement”) with Third Eye Capital Corporation (Noteholders). See further discussion regarding GAFI in Note 6. Pursuant to the Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of fifteen million dollars (“Term Loan”) and (ii) revolving advances not to exceed ten million dollars in the aggregate (“Revolving Loan”). The interest rate per annum applicable to the Term Loan is equal to ten percent (10%). The interest rate per annum applicable to the Revolving Loans is the greater of Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12%). The maturity date of the Loans (“Maturity Date”) is July 10, 2019, provided that the Maturity Date may be extended at the option of GAFI for up to two additional one-year periods upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. An initial advance under the Revolving Loan was made for $2.2 million as a prepayment of interest on the Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to Noteholders.

GAFI, the Company and its subsidiary Aemetis Advanced Products Keyes, Inc. (“AAPK”) also entered into separate Intercompany Revolving Promissory Notes, dated July 10, 2017 (“Intercompany Revolving Notes”), pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the Revolving Loan borrowed under the Note Purchase Agreement.

In consideration, for the direct and indirect benefits from the transactions contemplated by the Note Purchase Agreement and the Intercompany Revolving Notes, Aemetis, Inc. and AAPK (Guarantors) agreed to enter into a Limited Guaranty. Pursuant to the Limited Guaranty, the Guarantors guarantee the prompt payment and performance of all unpaid principal and interest on the Loans and all other obligations and liabilities of GAFI to any Noteholders in connection with the Note Purchase Agreement. The obligations of the Guarantors pursuant to the Limited Guaranty are secured by a first priority lien over all assets of the Guarantors subject to lien existing in connection with the Existing Note Purchase Agreement of Guarantors. Each Guarantor agreed to make the following regulatory and financial covenants: i) maintenance of existence and compliance, ii) payment of obligations; iii) reporting requirements on financials of Guarantors annually, quarterly; iv) delivery of cellulosic ethanol project progress reports within 15 days of the month end, v) the ratio of: (a) the sum of (i) the most recent Mortgaged Property Market Value, and (ii) the most recent AAPK’s cellulosic ethanol project value to (b) the Note Indebtedness, to be less than 2.00:1.00, tested as of the last day of each fiscal quarter, and (iv) permit the amount of trade payables due to exceed the sum of the amount of the GAFI’s Cash Equivalents plus the revolving advances available to be advanced under the Revolving Loan, tested as of the last day of each month. As of December 31, 2017, GAFI had $15.0 million outstanding on the Term Loan and $10.1 million on the Revolving Loan respectively.

Scheduled debt repayments for loan obligations adjusted for the subsequent events in Note 15 are as follows:

Twelve months ended December 31,	Debt Repayments
2018	$15,625
2019	48,101
2020	87,360
2021	3,500
2022	824
Total debt	155,410
Discounts	(1,624)
Total debt, net of discounts	$153,786

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

5. Commitments and Contingencies

Operating Leases

As of December 31, 2017, the Company, through its subsidiaries, has non-cancelable future minimum operating lease payments for various office space locations. Future minimum operating lease payments are as follows:

Twelve months ended December 31,	Future Rent Payments
2018	$673
2019	697
2020	419
2021	218
Total	$2,007

The Company recognized rent expense of $0.6 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.

Property taxes on the Keyes plant have accrued since 2012 and are nearing the five-year term for this process. The company has an option to enter into a payment plan with Stanislaus County to make regular payments over a period of up to five years. During the second quarter of 2018, the company intends to negotiate and enter into such a plan.

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

On August 4, 2013, GS Cleantech Corporation, a subsidiary of Greenshift Corporation (“Greenshift”), filed a complaint in the United States District Court for the Eastern District of California – Fresno Division against us and our subsidiary, AAFK.  The case was transferred to the Southern District of Indiana and joined to a pending Multidistrict Litigation.  The complaint alleges infringement of patent rights assigned to Greenshift and pertaining to corn oil extraction processes we employ, and seeks royalties, treble damages, attorney’s fees, and injunctions precluding us from further infringement.  The corn oil extraction process we use is licensed to us by Valicor Separation Technologies LLC.  Valicor has no obligations to indemnify us.  On October 23, 2014, the Court ruled that all the claims of all the patents at issue in the case are invalid and, therefore, not infringed and adopted this finding in our case on January 16, 2015.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided.  We believe the likelihood of Greenshift succeeding on appeal of the invalidity findings is small since the Court’s findings included several grounds for invalidity of each allegedly infringed patent.  If Greenshift successfully appeals the findings of invalidity, damages may be $1 million or more.  The suit also alleged that GS Cleantech obtained the patents at issue by inequitably conducting itself before the United States Patent Office.  A trial in the District Court for the Southern District of Indiana on that issue was concluded and the Court found the patents unenforceable because of inequitable conduct by GS Cleantech and its counsel before the Patent and Trademark Office.  GS Cleantech has asked the Court to reconsider its decision, citing the existence of a recently issued patent that the patent examiner allowed despite the Court’s findings and the allowance of which the Court did not consider when making its decision of inequitable conduct.  On March 20, 2017, GS Cleantech and its counsel, Cantor Colburn LLP filed a Notice of Appeal regarding the current ruling on inequitable conduct. The Appeal has been stayed for 60 days to allow the parties an opportunity to discuss settlement. On April 5, 2017, the parties asked the Court for an extension of the current stay in the case which was granted. As of February 14, 2018, GS Cleantech resisted the defendants’ (including the Companies) request to maintain the stay and asked that the Court of Appeals for the Federal Circuit enter a briefing schedule of the appeal. Defendants’ purpose for maintaining the stay would be to allow time for briefing and decision at the District Court regarding defendants’ exceptional case motion and motion for legal fees and costs. Proceeding in this manner would allow all issues to be ready for appeal together, avoiding piecemeal litigation and simultaneous pendency of all issues on appeal at the Federal Circuit. No judicial ruling on this issue has been entered as of this date. On March 14, 2018, the Companies filed their exceptional case motions seeking their attorneys’ fees and bills of cost.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

6.
Variable Interest Entity

Goodland Advanced Fuels, Inc., (GAFI) was formed to acquire the partially completed Goodland ethanol plant in Goodland, Kansas. GAFI entered into a Note Purchase Agreement with Third Eye Capital Corporation to acquire the plant. GAFI, the Company and its subsidiary AAPK also entered into separate Intercompany Revolving Notes, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the Revolving Loan incurred under the Note Purchase Agreement. Aemetis, Inc. and AAPK (Guarantors) also agreed to enter into certain Limited Guaranty. Pursuant to the Limited Guaranty, the Guarantors guarantee the prompt payment and performance of all unpaid principal and interest on the Loans and all other obligations and liabilities of GAFI to Noteholders in connection with the Note Purchase Agreement. The obligations of the Guarantors pursuant to the Limited Guaranty are secured by a first priority lien over all assets of the Guarantors pursuant to separate general security agreements entered into by each Guarantor. The aggregate obligations and liabilities of each Guarantor is limited to the sum of (i) the aggregate amount advanced by GAFI to such Guarantor under and in accordance with the Intercompany Revolving Notes and (ii) the obligation of the Guarantor pursuant to its indemnity and expense obligations under the Limited Guaranty prior to the date on which the Option is exercised. Additionally, on July 10, 2017, the Company entered into an Option Agreement by and between GAFI and the sole shareholder of GAFI, pursuant to which Aemetis was granted an irrevocable option to purchase all, but not less than all, of the capital stock of GAFI for an aggregate purchase price equal to $0.01 per share (total purchase price of $10.00). This Option provides for automatic triggering in the event of certain default circumstances. After the automatic exercise upon default, the Limited Guaranty no longer applies and the Guarantors are responsible for the outstanding balances of the GAFI term and revolving loan. Additionally, Third Eye Capital was granted a warrant for the purchase of 250 shares, representing 20% of the outstanding shares of GAFI, for a period of 10 years at an exercise price of $0.01 per share. In consideration for signing the Option, the sole shareholder of GAFI subscribed to the 100,000 common stock of the Aemetis, Inc. On July 10, 2017, the Company issued the 100,000 shares and recognized $0.1 million related stock compensation during the year ended December 31, 2017.

After consideration of the above agreements, we concluded that GAFI did not have enough equity to finance its activities without additional subordinated financial support. Additionally, GAFI’s shareholder did not have a controlling financial interest in the entity. Hence, we concluded that GAFI is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly affect the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. In determining whether Aemetis is the primary beneficiary, a number of factors are considered, including the structure of the entity, contractual provisions that grant any additional rights to influence or control the economic performance of the VIE, and obligation to absorb significant losses. Through providing Limited Guaranty and signing the Option Agreement, the Company took the risks related to operations, financing the Goodland plant, and agreed to meet the financial covenants for GAFI to be in existence. Based upon this assessment, Aemetis has the power to direct the activities of GAFI and has been determined to be the primary beneficiary of GAFI and accordingly, the assets, liabilities, and operations of GAFI are consolidated into those of the Company. The assets and liabilities were initially recognized at fair value.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The following are the Balance Sheet and Statement of Operations of GAFI:

As of
December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$184
Prepaid expenses	1,581
Total current assets	1,765

Property, plant and equipment	15,408
Promissory note receivable from Aemetis	5,709
Total assets	$22,882

Liabilities and stockholders' deficit

Secured and Revolving notes	$24,351

Total liabilities	$24,351
Accumulated deficit	(1,469)
Total liabilities and stockholders' deficit	$22,882

For the period from July 10, 2017 to
December 31, 2017

Selling, general and administrative expenses	$260
Operating loss	$(260)

Interest expense
Interest rate expense	$1,249
Amortization expense	250
Other (income) expense	(290)
Net loss	$(1,469)

As of December 31, 2017, the Company borrowed $5.7 million under the Intercompany Revolving Notes to pay off agent advances and pay costs associated with the testing of cellulosic ethanol production. Aemetis paid GAFI fees of $1.0 million associated with entry into the Note purchase agreement with TEC, and accordingly holds an account receivable from GAFI. In the consolidation process, these intercompany borrowings were eliminated.

7. Stockholders’ Equity

The Company is authorized to issue up to 40 million shares of common stock, $0.001 par value and 65 million shares of preferred stock, $0.001 par value.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

	Authorized	Shares Issued and
	Shares	Outstanding December 31,
		2017	2016
Series B preferred stock	7,235	1,323	1,328
Undesignated	57,765	—	—
	65,000	1,323	1,328

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

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583 thousand shares with an original purchase price of $1.8 million out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders’ equity by the same amount to reflect the Company’s obligations with respect to this matter. The obligation accrues interest at the rate of 5.25% per year. At December 31, 2017 and 2016, the Company had accrued an outstanding obligation of $2.9 million and $2.8 million, respectively. Full cash payment to the Cordillera Fund is past due. The Company expects to pay this obligation upon availability of funds after paying senior secured obligations.

8. Outstanding Warrants

During the years ended December 31, 2017 and 2016, the Company granted 227 thousand common stock warrants, for the extension of certain Notes for each period, respectively. The accredited investors received 2-year warrants exercisable at $0.01 per share as part of note agreements.

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

Description	For the year ended December 31
	2017	2016
Dividend-yield	0%	0%
Risk-free interest rate	1.32%	0.81%
Expected volatility	68.5%	71.8%
Expected life (years)	2	2
Market value per share on grant date	$1.43	$2.56
Exercise price per share	$0.01	$0.01
Fair value per share on grant date	$1.42	$2.55

For the years ended December 31, 2017 and 2016, Note investors exercised 241 thousand and 233 thousand warrant shares at exercise prices of $0.01 per share, respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

A summary of historical warrant activity for the years ended December 31, 2017 and 2016 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2015	368	$3.36	4.61
Granted	227	0.01
Exercised	(233)	0.01
Expired	(18)	0.01
Outstanding December 31, 2016	344	$3.33	3.88
Granted	227	0.01
Exercised	(241)	0.01
Expired	-	0.01
Outstanding December 31, 2017	330	$3.47	3.02

25 thousand of the above outstanding warrants are not vested and exercisable as of December 31, 2017. As of December 31, 2017, the Company had $37 thousand of total unrecognized compensation expense related to warrants which the Company will amortize over the 0.94 years of weighted remaining term.

9. Stock-Based Compensation

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

637 thousand stock option grants were issued on January 19, 2017 for employees and Directors under the Company Stock Plans. 262 thousand stock options were issued on November 16, 2017 under the Company Stock Plans. As of December 31, 2017, 2.2 million options are outstanding under the Company Stock Plans.

Inducement Equity Plan Options

In March 2015, the Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory options to purchase common stock. As of December 31, 2017, 37 thousand options were outstanding.

Common Stock Reserved for Issuance

The following is a summary of awards granted under the above Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2016	98	1,632	$4.37
Authorized	655	-	-
Granted	(899)	899	1.41
Forfeited/expired	342	(342)	-
Balance as of December 31, 2017	196	2,189	$2.70

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Vested and unvested awards outstanding as of December 31, 2017 and 2016 follow:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Average Intrinsic Value1
2017
Vested and Exercisable	1,515	$2.94	5.83	$-
Unvested	674	2.16	8.62	-
Total	2,189	$2.70	6.68	$-

2016
Vested and Exercisable	977	$5.45	3.28	$-
Unvested	655	2.76	8.66	-
Total	1,632	$4.37	5.44	$-
———————
(1) Intrinsic value based on the $0.55 and $1.39 closing price of Aemetis stock on December 31, 2017 and 2016 respectively, as reported on the NASDAQ Exchange.

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

For the years ended December 31, 2017 and 2016 the Company recorded option expense in the amount of $1.1 million and $0.7 million, respectively.

Valuation and Expense Information

All issuances of stock options or other issuances of equity instruments to employees as the consideration for services received by us are accounted for based on the fair value of the equity instrument issued. The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. Under ASU 2016-09, we have elected to recognize forfeitures as they occur. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The weighted average fair value calculations for options granted during years ended December 31, 2017 and 2016 are based on the following assumptions:

	For the years ended December 31,
Description	2017	2016
Dividend-yield	0%	0%
Risk-free interest rate	2.22%	1.66%
Expected volatility	76.96%	77.69%
Expected life (years)	6.42	6.99
Market value per share on grant date	$1.41	$2.52
Fair value per share on grant date	$0.99	$1.79

As of December 31, 2017, the Company had $0.9 million of total unrecognized compensation expense for employees which the Company will amortize over the weighted remaining term of 1.6 years.

In addition, the Company issued 100 thousand shares in the Company’s restricted common stock on July 10, 2017 to the GAFI sole shareholder in consideration for Option agreement at the subscription grant price of $1.18. In addition, Company issued 165 thousand shares in the Company’s restricted common stock to promissory note holder on December 12, 2017 at the subscription grant price of $0.80 per share to pay off a promissory note. Stock-based compensation awards issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ deficit over the applicable service periods based on the fair value of the awards or consideration received at the vesting date.

10. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell & Co. (J.D. Heiskell), the Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. The term of the Agreement expires on December 31, 2018 and the term can be automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all ethanol the Company produces to Kinergy Marketing or other marketing purchasers designated by the Company and all WDG the Company produces to A.L. Gilbert. The Company markets and sells DCO to A.L. Gilbert and other third parties. The Company’s relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for the Keyes plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital Agreements during the years ended December 31, 2017 and 2016 were as follows:

	As of and for the years ended December 31,
	2017	2016
Ethanol sales $	$100,672	95,556
Wet distiller's grains sales	21,742	22,016
Corn oil sales	3,707	2,995
Corn/milo purchases	101,768	91,234
Accounts receivable	1,171	743
Accounts payable	2,449	1,821

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A. L. Gilbert. Under the terms of the agreements, subject to certain conditions, the agreements with Kinergy Marketing matures on August 31, 2018 and with A.L Gilbert on December 31, 2018 with automatic one-year renewals thereafter. For the years ended December 31, 2017 and 2016, the Company expensed marketing costs of $2.5 million and $2.3 million, respectively, under the terms of both ethanol and wet distillers’ grains agreements.

11. Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Company’s owned ethanol plant in Keyes, California, Goodland plant in Kansas and its technology research and development lab. As the Company’s technology gains market acceptance, this business segment will initially include its domestic commercial application of cellulosic ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “India” operating segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing plant in Kakinada, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

Summarized financial information by reportable segment for the years ended December 31, 2017 and 2016 follow:

	2017
	North America	India	Total Consolidated
Revenues	$136,739	$13,418	$150,157
Cost of goods sold	133,606	13,176	146,782
Gross profit	3,133	242	3,375

Expenses
Research and development expenses	2,367	-	2,367
Selling, general and administrative expenses	12,134	1,057	13,191
Interest expense	18,991	313	19,304
Other (income) expense	328	(51)	277
Loss before income taxes	$(30,687)	$(1,077)	$(31,764)

Capital Expenditures	$802	$314	$1,116
Depreciation	4,001	621	4,622
Total Assets	80,479	13,852	94,331

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

	2016
	North America	India	Total Consolidated
Revenues	$128,706	$14,452	$143,158
Cost of goods sold	117,040	$14,519	131,559
Gross profit (loss)	11,666	(67)	11,599

Expenses
Research and development expenses	369	-	369
Selling, general and administrative expenses	10,912	1,099	12,011
Interest expense	16,957	259	17,216
Gain on debt extinguishment	-	(2,033)	(2,033)
Other (income) expense	(254)	(80)	(334)
Income (Loss) before income taxes	$(16,318)	$688	$(15,630)

Capital Expenditures	$198	$431	$629
Depreciation	4,067	603	4,670
Total Assets	67,279	10,531	77,810

North America: In 2017 and 2016, the majority of the Company’s revenues from sales of ethanol, WDG and corn oil were sold to J.D. Heiskell pursuant to the Corn Procurement and Working Capital Agreement. Sales to J.D. Heiskell accounted for 92% and 94% of the Company’s North America segment consolidated revenues in 2017 and 2016 respectively.

India: During the 2017, two customers accounted for 47% and 13%, of the consolidated India segment revenues compared to two customers accounted for 51% and 12% of the consolidated India segment revenues in 2016.

12. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of December 31, 2017 and December 31, 2016. For the years ended December 31, 2017 and 2016, the Company expensed $0.1 million each respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of December 31, 2017, $0.1 million remained as a prepaid expense related to Redwood Capital. As consideration for the reaffirmation of guaranties required by Amendment No. 13 to the Note Purchase Agreement, which the Company entered into with Third Eye Capital on March 1, 2017, the Company also agreed to pay $0.2 million in consideration to McAfee Capital in exchange for their willingness to provide the guarantees. The balance of $342 thousand and $156 thousand for guarantee fee remained as accrued liability as of December 31, 2017 and December 31, 2016 respectively.

The Company owes various former and current Board Members amounts totaling $1.7 million and $1.5 million at both December 31, 2017 and 2016, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For each of the years ended December 31, 2017 and 2016, the Company expensed $0.4 million each year, in connection with board compensation fees.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

13. Income Tax

The Company files a consolidated federal income tax return including all its domestic subsidiaries. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Income tax expense for each of the years ended December 31, 2017 and 2016 consisted of $6 thousand of state and local taxes.

During the years ended December 31, 2017 and 2016, there is minimal tax expense recognized. The deferred tax liability existing at December 31, 2017 and 2016 is reducing the valuation allowance needed, as the Company believes the reversal of the deferred tax liability will occur prior to the expiration of the NOL carryforward. U.S. loss and foreign loss before income taxes are as follows:

	Year Ended December 31,
	2017	2016
United States	(30,687)	(16,318)
Foreign	(1,077)	688
Pretax Income	(31,764)	(15,630)

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (34%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2017	2016
Income tax expense (benefit) at the federal statutory rate	(10,799)	(5,314)
Tax Rate Re-measurement - 2017 Tax Cut	19,600	-
State tax expense (benefit)	(1,689)	(775)
Foreign tax differential	1,154	(401)
Stock-based compensation	299	152
Interest expense	33	26
Other	(24)	127
Credits	(24)	(24)
Valuation allowance	(8,544)	6,215
Income Tax Expense	6	6

Effective Tax Rate	-0.02%	-0.04%

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The components of the net deferred tax asset or (liability) are as follows:

	Year Ended December 31,
	2017	2016
Org, Start-up and Intangible Assets	5,045	7,435
Stock Based Comp	223	185
Prop., Plant, and Equip.	(14,551)	(21,639)
NOLs and R&D Credits	53,874	66,698
Convertible Debt	-	(5)
Ethanol Credits	1,500	1,500
Debt Extinguishment	91	612
Other, net	545	620
Subtotal	46,727	55,406
Valuation Allowance	(46,727)	(55,406)
Deferred tax assets (liabilities)	-	-

Based on the Company’s evaluation of current and anticipated future taxable income, the Company believes it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets.

The Company does not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.  At December 31, 2017 and 2016, these undistributed losses totaled $12.0 million, and $10.9 million, respectively. If any earnings were distributed, some countries may impose withholding taxes.  Following the passage of the 2017 U.S. Tax Cuts and Jobs Act, the U.S. imposed a transition tax on the accumulated earnings of the Company’s foreign subsidiaries through December 31, 2017.  Since the foreign subsidiaries have a cumulative loss, there was no U.S. federal tax impact related to the transition tax.  All future earnings of the foreign subsidiaries will not be subject to U.S. income taxes as the U.S. has moved to a modified territorial system for tax years beginning after December 31, 2017.  Finally, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. state deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions as events occur to warrant adjustment when the statutory period for assessing tax on a given tax return, period expire or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2017, the Company’s uncertain tax positions were not significant for income tax purposes.

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

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2017:

United States — Federal	2007 – present
United States — State	2008– present
India	2010 – present
Mauritius	2010 – present

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $188.0 million and state net operating loss carryforwards of approximately $178.0 million. The Company also has approximately $1.5 million of alcohol and cellulosic biofuel credit carryforwards. The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2037. The state net operating loss carryforwards expire on various dates between 2027 through 2037. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by U.S. or India statute regarding net operating loss carryforwards and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. The Company’s India subsidiary also will have net operating loss carryforwards as of March 31, 2018, its tax fiscal year end, of approximately $9.0 million in U.S. dollars, which expire from March 30, 2018 to March 30, 2025.

14. Parent Company Financial Statements (Unaudited)

The following is a summary of the Parent Company financial statements for the years ended December 31, 2017 and 2016:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Balance Sheets
As of December 31, 2017 and 2016

Assets	2017	2016
Current assets
Cash and cash equivalents	$29	$-
Receivables due from subsidiaries	6,946	12,244
Prepaid expenses	251	270
Total current assets	7,226	12,514

Property, plant and equipment, net	15	27
Other assets	54	54
Total Assets	$7,295	$12,595

Liabilities & stockholders' deficit
Current liabilities
Accounts payable	$3,568	$3,039
Mandatorily redeemable Series B convertible preferred	2,946	2,844
GAFI- payables	3,357	-
Other current liabilities	1,679	1,419
Total current liabilities	11,550	7,302

Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	69,273	49,694
Investment in Aemetis Americas, Inc	205	205
Investment in Aemetis Biofuels, Inc.	2,738	2,738
Investment in Aemetis Technologies, Inc.	2,947	2,405
Investment in AE Advanced Fuels Goodland , Inc.	100	51
Investment in AE Advanced Products Keyes , Inc.	(1,617)	113
Investment in Biofuels Marketing, Inc.	349	349
Investment in Aemetis International, Inc.	142	(449)
Total subsidiary obligation in excess of investment	74,137	55,106
Total long term liabilities	74,137	55,106

Stockholders' deficit
Series B Preferred convertible stock	1	1
Common stock	20	20
Additional paid-in capital	84,679	83,441
Accumulated deficit	(160,188)	(129,887)
Accumulated other comprehensive loss	(2,904)	(3,388)
Total stockholders' deficit	(78,392)	(49,813)
Total liabilities & stockholders' deficit	$7,295	$12,595

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2017 and 2016

	2017	2016
Equity in subsidiary losses	$(22,341)	$(10,272)
Selling, general and administrative expenses	7,317	4,818
Operating loss	(29,658)	(15,090)
Other expense
Interest expense	503	278
Other expense	134	262
Loss before income taxes	(30,295)	(15,630)
Income tax expense	6	6
Net loss	(30,301)	(15,636)
Other comprehensive loss
Foreign currency translation adjustment	484	(209)
Comprehensive loss	$(29,817)	$(15,845)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Statements of Cash Flows
For the years ended December 31, 2017 and 2016

	2017	2016
Operating activities:
Net loss	(30,301)	(15,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,101	747
Stock issued for services	118	-
Depreciation	6	(25)
Subsidiary portion of net losses	22,341	10,272
Changes in assets and liabilities:
Prepaid expenses	19	45
Accounts payable	529	293
Accrued interest expense	503	284
Other liabilities	64	104
Net cash used in operating activities	(5,620)	(3,916)
Investing activities:
Subsidiary advances, net	5,149	3,916
Net cash provided by investing activities	5,149	3,916
Financing activities:
Proceeds from borrowings under secured debt facilities	500	-
Net cash provided by financing activities	500	-
Net increase in cash and cash equivalents	29	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$29	$-
Supplemental disclosures of cash flow information, cash paid:
Interest payments	-	-
Income tax expense	6	6
Supplemental disclosures of cash flow information, non-cash transactions:
Fair value of warrants issued to subordinated debt holders	321	579
Repurchase of common stock added to TEC promissory note	451	-
Settlement of accounts payable through transfer of equipment	-	66
Settlement of subordinated debt through issuing stock	132	-
Payment of TEC bridge loan added to GAFI Revolving loan	3,669	-

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

15. Subsequent Events

Subordinated Notes

On January 1, 2018, the two accredited investors Subordinated Notes’ maturity was extended until the earlier of (i) June 30, 2018; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 113 thousand in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

Third Eye Capital Advance

On February 27, 2018, a Promissory Note (the “Feb 2018 Note”, and together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earliest of (a) closing of any new debt or equity financing, refinancing, or other similar transaction, (b) receipt of proceeds from any sale, merger, equity, or debt financing, refinancing, or other similar transaction from any third party, and (c) April 30, 2018.

Third Eye Amendment

On March 27, 2018, Third Eye Capital agreed to Limited Waiver and Amendment No. 14 to the Note Purchase Agreement, to: (i) extend the maturity date of the Third Eye Capital Notes two years to April 1, 2020 in exchange for an amendment fee consisting of 6% (3% per year) of the outstanding note balance as an increase in the fee payable in the event of a redemption of the Notes (as defined in the Note Purchase Agreement); (ii) provide that the maturity date may be further extended at our election to April 1, 2021 in exchange for an extension fee of 5%; (iii) provide for an optional waiver of the ratio of note indebtedness covenant until January 1, 2019 with the payment of a waiver fee of $0.25 million; and (iv) and remove the redemption fee described in (i) above from the calculation of the ratio of note indebtedness covenant. As consideration for such amendment and waiver, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $0.5 million to be added to the outstanding principal balance of the Revolving Credit Facility.

Third Eye Reserve Liquidity Facility

On March 27, 2018, Third Eye agreed to a one-year reserve liquidity facility governed by a promissory note, payable in the principal amount of up to six million dollars. Borrowings under the facility are available from March 27, 2018 until maturity on April 1, 2019. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2019. The promissory note is secured by liens and security interests upon the property and assets of the Company. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $0.2 million, payable from the proceeds of the first drawing under the facility.

16.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. The Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. As of December 31, 2017, the Company did not have any additional borrowings to fund future cash flow requirements.

Management believes that through the following actions, the company will have the ability to generate capital liquidity to carry out the business plan for 2018:

Operate the Keyes plant and continue to improve operational performance, including the adoption of new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements to the current operations.

Expand the ethanol sold at the Keyes plant to include the cellulosic ethanol to be generated at Riverbank, California, and to utilize lower -cost, non--food advanced feedstocks to significantly increase margins.

Monetize the CO2 produced at the Keyes plant by executing on the agreement with Linde for the delivery of gas to their neighboring facility to be built during 2018.

Rely on the approval of a $125M USDA loan guarantee to raise the funds necessary to construct and operate a cellulosic ethanol plant in Riverbank, California using the licensed technology from LanzaTech and InEnTec to generate federal and state carbon credits available for ultra--low carbon fuels.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Secure higher volumes of shipments of fuels at the India plant by developing the sales channels, including, expanding the existing domestic markets, extending international sales by supplying large oil companies (primarily the BP Singapore Agreement during 2017), and exporting fuel into the European Union and United States biodiesel markets to capture valuable low carbon fuel credits.

Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current offering for $50 million from the Phase II EB-5 program, or by vendor financing arrangements.

Management believes that a combination of the above-mentioned actions as well as the subsequent debt financing described in Note 15, will provide the funding necessary to alleviate substantial doubt about the company's ability to continue as a going concern.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric A. McAfee	Chairman/Chief Executive Officer	March 29, 2018
Eric A. McAfee	(Principal Executive Officer and Director)

/s/Todd Waltz	Chief Financial Officer	March 29, 2018
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ Francis Barton	Director	March 29, 2018
Fran Barton

/s/ Lydia I. Beebe	Director	March 29, 2018
Lydia I. Beebe

/s/ John R. Block	Director	March 29, 2018
John R. Block

/s/ Dr. Steven Hutcheson	Director	March 29, 2018
Dr. Steven Hutcheson