Form 10-Q
period 2018-03-31
AEMETIS, INC
filed 2018-05-10
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

The number of shares outstanding of the registrant’s Common Stock on April 30, 2018 was 20,222,890 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period E nded March 31, 2018

INDEX

PART I--FINANCIAL INFORMATION

Item 1.	Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	36
Item 4.	Controls and Procedures.	36

PART II--OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in demand for renewable fuels; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; the impact of changes in regulatory policies on our performance, including the Indian government’s recent changes to tax policies, diesel prices and related subsidies; our ability to continue to develop new, and to maintain and protect new and existing, intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the SEC), including without limitation, our most recent Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	March 31, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$393	$428
Accounts receivable	1,969	2,219
Inventories	6,403	5,737
Prepaid expenses	1,770	2,435
Other current assets	787	643
Total current assets	11,322	11,462

Property, plant and equipment, net	78,506	78,837
Other assets	4,208	4,032
Total assets	$94,036	$94,331

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$11,733	$10,457
Current portion of long term debt	20,247	2,039
Short term borrowings	14,909	13,586
Mandatorily redeemable Series B convertible preferred stock	2,971	2,946
Accrued property taxes	3,966	3,677
Other current liabilities	3,941	3,311
Total current liabilities	57,767	36,016
Long term liabilities:
Senior secured notes	80,693	73,986
EB-5 notes	16,000	34,000
GAFI secured and revolving notes	24,480	24,351
Long term subordinated debt	5,861	5,824
Other long term liabilities	-	15
Total long term liabilities	127,034	138,176

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 20,223 and 20,088 shares issued and outstanding, respectively	20	20
Additional paid-in capital	85,030	84,679
Accumulated deficit	(170,556)	(160,188)
Accumulated other comprehensive loss	(3,054)	(2,904)
Total stockholders' deficit attributable to Aemetis, Inc.	(88,559)	(78,392)
Non-controlling interest - GAFI	(2,206)	(1,469)
Total stockholders' deficit	(90,765)	(79,861)
Total liabilities and stockholders' deficit	$94,036	$94,331

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended March 31,
	2018	2017
Revenues	$43,018	$31,574

Cost of goods sold	41,152	32,161

Gross profit (loss)	1,866	(587)

Research and development expenses	62	86
Selling, general and administrative expenses	3,807	3,295

Operating loss	(2,003)	(3,968)

Other expense:

Interest expense
Interest rate expense	4,271	2,842
Amortization expense	4,757	1,683
Other expense	68	28

Loss before income taxes	(11,099)	(8,521)

Income tax expense	6	6

Net loss	(11,105)	(8,527)

Less: Net loss attributable to non-controlling interest	(737)	-

Net loss attributable to Aemetis, Inc.	$(10,368)	$(8,527)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(150)	369
Comprehensive loss	$(11,255)	$(8,158)

Net loss per common share attributable to Aemetis, Inc.
Basic	$(0.51)	$(0.43)
Diluted	$(0.51)	$(0.43)

Weighted average shares outstanding
Basic	20,184	19,776
Diluted	20,184	19,776

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the three months ended March 31,
	2018	2017
Operating activities:
Net loss	$(11,105)	$(8,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	264	409
Stock issued for services	22	-
Depreciation	1,150	1,146
Debt related amortization expense	4,757	1,683
Intangibles and other amortization expense	35	33
Change in fair value of warrant liability	-	5
Changes in operating assets and liabilities:
Accounts receivable	241	569
Inventories	(750)	498
Prepaid expenses	664	(142)
Other current and long-term assets	(377)	1
Accounts payable	1,299	(303)
Accrued interest expense and fees, net of payments	2,897	1,977
Other liabilities	876	181
Net cash used in operating activities	(27)	(2,470)

Investing activities:
Capital expenditures	(996)	(44)

Net cash used in investing activities	(996)	(44)

Financing activities:
Proceeds from borrowings	5,204	3,043
Repayments of borrowings	(4,222)	(2,050)
Net cash provided by financing activities	982	993

Effect of exchange rate changes on cash and cash equivalents	6	266
Net cash and cash equivalents decrease for period	(35)	(1,255)
Cash and cash equivalents at beginning of period	428	1,486
Cash and cash equivalents at end of period	$393	$231

Supplemental disclosures of cash flow information, cash paid:
Interest paid	$1,341	$1,004
Income taxes paid	6	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Fair value of warrants issued to subordinated debt holders	65	174
Repurchase of common stock added to TEC promissory note	-	451
TEC promissory notes fees added to notes	110	149
Senior debt extension and waiver fees added to debt	3,551	3,846

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

1.
Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of first-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol plant in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (WDG), condensed distillers solubles (CDS), and distillers’ corn oil (DCO). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis, Inc., a Nevada corporation, and its wholly owned subsidiaries (collectively, Aemetis or the Company). Additionally, we consolidate all entities in which we have a controlling financial interest either directly or by option to acquire the interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, there are situations in which an enterprise is required to consolidate a variable interest entity (VIE), even though the enterprise does not own a majority of the voting interests. An enterprise must consolidate a VIE if the enterprise is the primary beneficiary of the VIE. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In July 2017, Goodland Advanced Fuels, Inc. (GAFI) acquired a partially completed ethanol plant in Goodland, Kansas, and as part of the transaction, GAFI entered into a note purchase agreement (GAFI Note Purchase Agreement) for a revolving loan (GAFI Revolving Loan) and term loan (GAFI Term Loan, and together with the GAFI Revolving Loan, the GAFI Loans) with Third Eye Capital Corporation (Third Eye Capital). The arrangement provided Aemetis with both an option agreement (GAFI Option Agreement) to acquire all of the outstanding stock from GAFI at $0.01 per share, as well as the ability for Aemetis, and its subsidiary Aemetis Advanced Products Keyes, Inc. (AAPK), to borrow portions of the GAFI Revolving Loan. In exchange, Aemetis and AAPK each provided a limited guaranty (GAFI Limited Guaranty). GAFI is thinly capitalized by its sole shareholders, and dependent on the terms of the agreements with Third Eye Capital and Aemetis to support its own activities. Additionally, the combination of the GAFI Limited Guaranty and the GAFI Option Agreement provide sufficient basis for Aemetis to direct the activities of GAFI. Upon application of the consolidation guidance in ASC 810 Consolidation, we determined that GAFI is a variable interest entity with Aemetis as the primary beneficiary. Accordingly, the consolidated financial statements include the account of GAFI. See “Part I, Item 1. Financial Statements – Note 5. Variable Interest Entity.” All intercompany balances and transactions have been eliminated in consolidation, including transactions between GAFI and Aemetis, Inc.

The accompanying consolidated condensed balance sheet as of March 31, 2018, the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, and the consolidated condensed statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The consolidated condensed balance sheet as of December 31, 2017 was derived from the 2017 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2017 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote, disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three months ended March 31, 2018 and 2017 have been prepared on the same basis as the audited consolidated statements as of December 31, 2017 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Revenue Recognition. In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance stated that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued further revenue recognition guidance amending principal vs. agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted this guidance on January 1, 2018 using the modified retroactive approach. There was no cumulative impact to retained earnings. We assessed all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition.

We derive revenue primarily from sales of ethanol and related co-products in North America, and biodiesel and refined glycerin in India based on the agreements and PO contracts. We assessed the following criteria under the guidance: i) identify the contracts with customer, ii) identify the performance obligation in the contract, iii) determine the transaction price, iv) allocate the transaction price to the performance obligations, and v) recognize revenue when the entity satisfies performance obligation.

In North America we sell the majority of our production to one customer under a supply contract, with individual sales transactions occurring under this contract. Given the similarlity of these transactions, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to the tank of J.D. Heiskell & Co. (J.D. Heiskell) or to one of their contracted trucking companies. At this point in time, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy Marketing for ethanol and by A.L. Gilbert on WDG and corn oil. There is no transaction price allocation needed.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The below table shows our sales in North America by product category:

North America (in thousands)

	For the three months ended March 31,
	2018	2017
Ethanol sales	$28,212	$23,545
Wet distiller's grains sales	7,828	5,581
Other sales	1,136	827

	$37,176	$29,953

In India where we sell product on purchase orders (written or verbal) or by contract with governmental or international parties, the performance obligation is satisfied by delivery and acceptance of the physical product. When contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined based on reference market prices for biodiesel and refined glycerin every day net of taxes. There is no transaction price allocation needed.

India (in thousands)

	For the three months ended March 31,
	2018	2017
Biodiesel sales	$4,501	$833
Refined Glycerin sales	1,341	788
	$5,842	$1,621

We also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those customers in some contractual agreements.

In North America, we buy corn as feedstock in producing ethanol from our working capital partner J.D. Heiskell and we sell all ethanol, WDG, and corn oil produced in this process to J.D. Heiskell. Our finished goods tank is leased by J.D. Heiskell and they require us to transfer legal title to the product upon transfer of our finished ethanol to this location. We consider the purchase of corn as a cost of goods sold and the sale of ethanol upon transfer to the finished goods tank as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have a legal title to the goods during the processing time. Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. The Company has elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized as expenses when revenue is recognized. Revenues are recorded at the gross invoiced amount.

In India, we deal with few contracts where a customer provides feedstock and we process the feedstock into biodiesel and sell to the same customer. In this case, we hold the legal title to feedstock from our customers once it is in our premises. We control the processing of it to produce biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel as long as it resides on premises. Hence, we are the principal in both North America and India sales scenarios where our customer and vendor are the same.

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of March 31, 2018.

We have elected to adopt the practical expedient that allows for ignoring the significant financing component of a contract when estimating the transaction price when the transfer of promised goods to the customer and customer payment for such goods are expected to be within one year of contract inception. Further, we have elected to adopt the practical expedient in which incremental costs of obtaining a contract are expensed when the amortization period would otherwise be less than one year.

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

Accounts Receivable. The Company sells ethanol, WDG, CDS, and DCO through third-party marketing arrangements generally without requiring collateral. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Usually, invoices are due within 30 days on net terms. Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and it requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowances for doubtful accounts as of March 31, 2018 and December 31, 2017.

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

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the plants in Keyes, California (Keyes plant), Goodland, Kansas (GAFI plant) and Kakinada, India (Kakinada plant). The GAFI plant is partially completed and is not ready for operation; hence, we are not depreciating these assets yet. Otherwise, it is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

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

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three months ended March 31, 2018 and 2017, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of March 31, 2018 and 2017:

	As of
	March 31, 2018	March 31, 2017

Series B preferred (post split basis)	132	133
Common stock options and warrants	2,857	2,613
Debt with conversion feature at $30 per share of common stock	1,208	1,168
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	4,197	3,914

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

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiary that operates in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation, adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates. Gains and losses from other foreign currency transactions are recorded in other income (expense).

Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Aemetis recognized two reportable geographic segments: “North America” and “India.”

The “North America” operating segment includes the Company’s 60 million gallons per year capacity Keyes plant in Keyes, California, the GAFI plant in Goodland, Kansas and the research and development facility in St. Paul, Minnesota`.

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

We have evaluated the Limited Waiver and Amendment No. 14 to the Note Purchase Agreement, or Amendment No. 14, in accordance with ASC 470-60 Troubled Debt Restructuring. According to guidance, we considered this Amendment to be a troubled debt restructuring as we confirmed by calculations that there is a concession granted by the creditor. For additional information regarding Amendment No. 14, please see “Part I, Item 1. Financial Statements – Note 4. Debt.”

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

Recently Issued Accounting Pronouncements.

For a complete summary of the Company’s significant accounting policies, please refer to Note 1, “Nature of Activities and Summary of Significant Accounting Policies,” included with the Company’s audited financial statements and notes thereto for the years ended December 31, 2017 and 2016, filed with the Securities and Exchange Commission on March 29, 2018. There was no new accounting pronouncements issued applicable to the Company during the three months ended March 31, 2018.

2.
Inventories

Inventories consist of the following:

	March 31, 2018	December 31, 2017
Raw materials	$3,971	$2,829
Work-in-progress	1,949	1,605
Finished goods	483	1,303
Total inventories	$6,403	$5,737

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

3.
Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2018	December 31, 2017
Land	$2,736	$2,747
Plant and buildings	82,444	82,652
Furniture and fixtures	1,001	1,003
Machinery and equipment	3,954	3,972
Construction in progress	1,901	941
GAFI property, plant & equipment	15,408	15,408
Total gross property, plant & equipment	107,444	106,723
Less accumulated depreciation	(28,938)	(27,886)
Total net property, plant & equipment	$78,506	$78,837

Depreciation on the components of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery & equipment	5 - 7
Furniture & fixtures	3 - 5

For the three months ended March 31, 2018 and 2017, the Company recorded depreciation expense of $1.2 million and $1.1 million, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three months ended March 31, 2018 and 2017.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

4.
Debt

Debt consists of the following:

	March 31, 2018	December 31, 2017
Third Eye Capital term notes	$7,024	$6,931
Third Eye Capital revolving credit facility	38,523	35,371
Third Eye Capital revenue participation term notes	11,794	11,636
Third Eye Capital acquisition term notes	23,352	20,048
Third Eye Capital promissory note	2,287	-
Cilion shareholder seller notes payable	5,861	5,824
Subordinated notes	9,016	8,725
EB-5 long term promissory notes	36,247	36,039
Unsecured working capital loans	3,606	4,861
GAFI Term and Revolving loans	24,480	24,351
Total debt	162,190	153,786
Less current portion of debt	35,156	15,625
Total long term debt	$127,034	$138,161

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

On January 4, 2018, a Promissory Note (the January 2018 Note) for $160 thousand was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 1, 2018. In consideration of the January 2018 Note, $10 thousand of the total proceeds were paid to Third Eye Capital as financing charges. As of March 31, 2018, the outstanding balance of principal and interest on the January 2018 note was $162 thousand. On April 1, 2018, the January 2018 Note was paid in full.

On February 27 2018, a Promissory Note (the February 2018 Note, together with the Original Third Eye Capital Notes, the Third Eye Capital Notes) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2018. In consideration of the February 2018 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. As of March 31, 2018, the outstanding balance of principal and interest on the February 2018 note was $2.1 million.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On March 27, 2018, Third Eye Capital agreed to Limited Waiver and Amendment No. 14 to the Note Purchase Agreement, or Amendment No. 14, to: (i) extend the maturity date of the Third Eye Capital Notes two years to April 1, 2020 in exchange for an amendment fee consisting of 6% (3% per year) of the outstanding note balance in the form of an increase in the fee payable in the event of a redemption of the Third Eye Capital Notes (as defined in the Note Purchase Agreement); (ii) provide that the maturity date may be further extended at our election to April 1, 2021 in exchange for an extension fee of 5%; (iii) provide for an optional waiver of the ratio of note indebtedness covenant until January 1, 2019 with the payment of a waiver fee of $0.25 million; and (iv) remove the redemption fee described in (i) above from the calculation of the ratio of note indebtedness covenant. In addition to the fee discussed in (i), as consideration for such amendment and waiver, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.5 million to be added to the outstanding principal balance of the Revolving Credit Facility.

We have evaluated Amendment No. 14 in accordance with ASC 470-60 Troubled Debt Restructuring. According to guidance, we considered Amendment No. 14 to be a troubled debt restructuring. We assessed all the terms to confirm if there is a concession granted by the creditor. The maturity date of the Third Eye Capital Notes was extended to April 1, 2020 for a 6% fee, which was lower than the extension fee of 5% provided by Amendment No. 13 for a one-year extension. No interest is accrued on these fees and there were no other settlements in the Amendment No. 14 on these Notes. In order to assess whether the creditor granted a concession, we calculated the post-restructuring effective interest rate by projecting cash flows on the new terms and solved for a discount rate equal to the carrying amount of pre-restructuring of debt, and by comparing this calculation to the terms of Amendment No. 13, we determined that Third Eye Capital provided a concession in accordance with the provisions of ASC 470-60 Troubled Debt Restructuring and thus applied troubled debt restructuring accounting. The extension fee, due at maturity, was discounted at the effective interest rate of the Third Eye Capital Notes, and an immediate charge was taken to recognize the fees into amortization expense on the income statement related to the trouble debt restructuring of $3.1 million and amendment fees of $0.5 million. Using the effective interest method of amortization, the remaining extension fee of $1.4 million will be amortized over the stated remaining life of the Third Eye Capital Notes.

On March 27, 2018, Third Eye Capital agreed to a one-year reserve liquidity facility governed by a promissory note, payable in the principal amount of up to six million dollars. Borrowings under the facility are available from March 27, 2018 until maturity on April 1, 2019. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2019. The promissory note is secured by liens and security interests upon the property and assets of the Company. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $0.2 million payable from the proceeds of the first drawing under the facility. As of March 31, 2018, no draws were outstanding on this Note.

Terms of Third Eye Capital Notes

A.
Term Notes. As of March 31, 2018, the Company had total of $7.0 million in principal and interest outstanding under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2020.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

B.
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (18.50% as of March 31, 2018), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2020. As of March 31, 2018, AAFK had $38.5 million in principal, interest, and waiver fees outstanding under the Revolving Credit Facility, of which $0.5 million were interest-accruing waiver fees added to the Revolving Credit Facility on March 27, 2018 as part of Amendment No. 14.

C.
Revenue Participation Term Notes. The Revenue Participation Term Notes bear interest at 5% per annum and mature on April 1, 2020. As of March 31, 2018, the Company had a total of $11.8 million in principal and interest outstanding on the Revenue Participation Term Notes.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (15.50% per annum as of March 31, 2018) and mature on April 1, 2020. As of March 31, 2018, Aemetis Facility Keyes, Inc. had $23.4 million in principal, interest and redemption fees outstanding of which $3.1 million was the present value of redemption fees which were added to the Acquisition Term Notes on March 27, 2018 as part of Amendment No. 14.

D.
Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $6 million, accrue interest at the rate of 30% per annum and are due and payable upon the earlier of: i) the closing of new debt or equity financings, ii) receipt from any sale, merger, debt or equity financing, or iii) April 1, 2019. We have no borrowings outstanding under the Reserve Liquidity Notes as of March 31, 2018.

       The Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Third Eye Capital Notes allow the lender to accelerate the maturity in the occurrence of any event that could reasonably be expected to have a material adverse effect, such as any change in the business, operations, or financial condition.

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

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of March 31, 2018, Aemetis Facility Keyes, Inc. had $5.9 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $0.9 million and $2.5 million in original notes to the investors (Subordinated Notes). The Subordinated Notes mature every six months. Upon maturity, the Subordinated Notes are generally extended with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On January 1, 2018, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) June 30, 2018; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated the January 1, 2018 amendment and the refinancing terms of the Subordinated Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At March 31, 2018 and December 31, 2017, the Company had, in aggregate, $9.0 million and $8.7 million in principal and interest outstanding, respectively, under the Subordinated Notes.

On January 14, 2013, Laird Cagan, a related party, loaned $0.1 million through a promissory note with a five percent annualized interest rate and the right to exercise 5 thousand warrants exercisable at $0.01 per share. On December 12, 2017, Company issued 165,375 shares of common stock to extinguish this promissory note.

EB-5 long-term promissory notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the EB-5 Notes) bearing interest at 3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the EB-5 Phase I funding). The EB-5 Notes are convertible after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of March 31, 2018, $34.5 million has been released from the escrow amount to the Company. As of April 26, 2018, $0.5 million of the remaining amount has been released to the Company from escrow, with $0.5 million remaining in escrow and $0.5 million to be funded to escrow. As of March 31, 2018, $34.5 million in principal and $1.7 million in accrued interest was outstanding on the EB-5 Notes. Out of the $36.2 million total outstanding, $20.2 million will be due within a year.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding to refinance indebtedness and capital expenditures of Aemetis, Inc. and Goodland Advanced Fuels, Inc.

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (Gemini). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada plant. Working capital advances bear interest at 12%. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada plant. The Company made principal and interest payments to Gemini of approximately $3.0 million during first three months of 2018. As of March 31, 2018 and December 31, 2017, the Company had $3.6 million and $3.5 million outstanding on this agreement.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as operational support charges by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations (“BP Operations”) only in the form of inter-corporate deposit for an amount of approximately $2.3 million for a period of 95 days at 14.75% per annum interest rate. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada plant after this agreement. During the three months ended March 31, 2018 and 2017, the Company made principal and interest payments to Secunderabad Oils of approximately $1.4 million and $0.5 million, respectively. As of March 31, 2018 and December 31, 2017, the Company had nil and $1.3 million outstanding under this agreement, respectively.

Variable Interest Entity (GAFI) Term loan and Revolving loan

On July 10, 2017, GAFI entered into the GAFI Note Purchase Agreement with Third Eye Capital and the noteholders made a party thereto from time to time (the GAFI Noteholders). See “Part I, Item 1. Financial Statements – Note 5. Variable Interest Entity.” Pursuant to the GAFI Note Purchase Agreement, the GAFI Noteholders agreed, subject to the terms and conditions of the GAFI Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) the GAFI Term Loan in an aggregate amount of fifteen million dollars and (ii) the GAFI Revolving Loan in an amount not to exceed ten million dollars in the aggregate. The interest rate per annum applicable to the GAFI Term Loan is equal to 10%. The interest rate per annum applicable to the GAFI Revolving Loan is the greater of the Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12%). The maturity date of the GAFI Loans is July 10, 2019. The maturity date may be extended at the option of GAFI for up to two additional one-year periods upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. An initial advance under the GAFI Revolving Loan was made for $2.2 million as a prepayment of interest on the GAFI Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to the Noteholders. As of March 31, 2018 and December 31, 2017, GAFI had $15.0 million outstanding on the term loan and $10.0 million on the revolving loan with $0.1 million interest paid in arrears respectively.

GAFI, the Company and its subsidiary AAPK also entered into separate intercompany revolving promissory notes (the GAFI Intercompany Notes), dated July 10, 2017, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the GAFI Revolving Loan borrowed under the GAFI Note Purchase Agreement. As of March 31, 2018 and December 31, 2017, the Company and AAPK had a $5.5 million and $5.7 million outstanding on the GAFI Intercompany Notes.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Scheduled debt repayments for the Company’s loan obligations follow:

Twelve months ended Mar 31,	Debt Repayments
2019	$35,156
2020	29,605
2021	95,386
2022	4,000
2023	111
Total debt	164,258
Discounts	(2,068)
Total debt, net of discounts	$162,190

5.
Variable Interest Entity

GAFI was formed to acquire the partially completed Goodland ethanol plant in Goodland, Kansas. GAFI entered into the GAFI Note Purchase Agreement with Third Eye Capital to acquire the plant. GAFI, the Company and its subsidiary AAPK also entered into separate GAFI Intercompany Notes, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the GAFI Revolving Loan incurred under the GAFI Note Purchase Agreement. Aemetis, Inc. and AAPK (in such capacity, the GAFI Guarantors) also agreed to enter into a limited guaranty (the GAFI Limited Guaranty). Pursuant to the GAFI Limited Guaranty, the Guarantors agreed to guarantee the prompt payment and performance of all unpaid principal and interest on the GAFI Loans and all other obligations and liabilities of GAFI to the GAFI Noteholders in connection with the GAFI Note Purchase Agreement. The obligations of the GAFI Guarantors pursuant to the GAFI Limited Guaranty are secured by a first priority lien over all assets of the GAFI Guarantors pursuant to separate general security agreements entered into by each GAFI Guarantor. The aggregate obligations and liabilities of each GAFI Guarantor is limited to the sum of (i) the aggregate amount advanced by GAFI to such GAFI Guarantor under and in accordance with the GAFI Intercompany Notes and (ii) the obligation of the GAFI Guarantor pursuant to its indemnity and expense obligations under the GAFI Limited Guaranty prior to the date on which the option under the GAFI Option Agreement is exercised. Additionally, on July 10, 2017, the Company entered into the GAFI Option Agreement by and between GAFI and the sole shareholder of GAFI, pursuant to which the Company was granted an irrevocable option to purchase all, but not less than all, of the capital stock of GAFI for an aggregate purchase price equal to $0.01 per share for a total purchase price of $10.00 (such option, the GAFI Option). The GAFI Option provides for automatic triggering in the event of certain default circumstances. After the automatic exercise upon default, the GAFI Limited Guaranty no longer applies and the GAFI Guarantors are responsible for the outstanding balances of the GAFI Term Loan and the GAFI Revolving Loan. Additionally, Third Eye Capital was granted a warrant for the purchase of 250 shares, representing 20% of the outstanding shares of GAFI, for a period of 10 years at an exercise price of $0.01 per share. The sole shareholder of GAFI received 100,000 common stock of the Company as consideration. On July 10, 2017, the Company issued the 100,000 shares and recognized $0.1 million of stock compensation expense during the year ended December 31, 2017.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

After consideration of the above agreements, we concluded that GAFI did not have sufficient equity to finance its activities without additional subordinated financial support. Additionally, GAFI’s shareholder did not have a controlling financial interest in the entity. Hence, we concluded that GAFI is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly affect the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. In determining whether the Company is the primary beneficiary, a number of factors are considered, including the structure of the entity, contractual provisions that grant any additional rights to influence or control the economic performance of the VIE, and obligation to absorb significant losses. Through providing the GAFI Limited Guaranty and signing the GAFI Option Agreement, the Company took the risks related to operations, financing the Goodland plant, and agreed to meet the financial covenants for GAFI to be in existence. Based upon this assessment, the Company has the power to direct the activities of GAFI and has been determined to be the primary beneficiary of GAFI and accordingly, the assets, liabilities, and operations of GAFI are consolidated into those of the Company.

The following are the Balance Sheet and Statement of Operations of GAFI:

Goodland Advanced Fuels, Inc. As of
March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$194
Prepaid expenses	1,184
Total current assets	1,378

Property, plant and equipment	15,408
Promissory note receivable from Aemetis	5,488

Total assets	$22,274

Liabilities and stockholders' deficit

Secured and revolving notes	$24,480

Total liabilities	24,480

Accumulated deficit	(2,206)
Total liabilities and stockholder deficit	$22,274

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Goodland Advanced Fuels, Inc.
Statement of Operations
Three months ended
March 31, 2018

Selling, general and administrative expenses	$98

Operating loss	(98)

Interest expense
Interest rate expense	678
Amortization expense	125
Other (income) expense	(164)

Net loss	$(737)

As of March 31, 2018, the Company had outstanding balance of $5.5 million under the Intercompany Revolving Notes. In the consolidation process, these intercompany borrowings and interest thereon were eliminated.

6. Stock-Based Compensation

Plan Stock Options

Aemetis authorized the issuance of 3.2 million shares of common stock under its Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together, the Company Stock Plans), which include both incentive and non-statutory stock options. These options generally expire five to ten years from the date of grant with a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment.

725 thousand stock option grants were issued on January 18, 2018 for employees and Directors under the Company Stock Plans. As of March 31, 2018, 2.5 million options are outstanding under the Company Stock Plans.

Inducement Equity Plan Options

In March 2015, the Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 0.1 million non-statutory options to purchase common stock. As of March 31, 2018, 35 thousand options are outstanding under the Inducement Equity Plan.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Common Stock Reserved for Issuance

The following is a summary of awards granted under the above Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2017	196	2,189	$2.70
Authorized	655	-	-
Granted	(725)	725	0.70
Exercised	-	(2)	0.67
Forfeited/expired	340	(340)	4.69
Balance as of March 31, 2018	466	2,572	$1.87

As of March 31, 2018, there were 1.5 million options vested under all the above stock plans.

Stock-based compensation for employees

Stock-based compensation is accounted for in accordance with the provisions of ASC 718 Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.

For the three months ended March 31, 2018 and 2017, the Company recorded option expense in the amount of $264 thousand and $409 thousand, respectively.

Valuation and Expense Information

All issuances of stock options or other issuances of equity instruments to employees as the consideration for services received by us are accounted for based on the fair value of the equity instrument issued. The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. Under ASU 2016-09 Improvements to Employee Share-Based Payments Accounting, we have elected to recognize forfeitures as they occur. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

There were 725 thousand options granted during the three months ended March 31, 2018.

The weighted average fair value calculations for options granted during the three months ended March 31, 2018 and 2017 are based on the following assumptions:

	For the three months ended March 31,
Description	2018	2017
Dividend-yield	0%	0%
Risk-free interest rate	2.52%	2.28%
Expected volatility	81.46%	74.83%
Expected life (years)	6.48	7
Market value per share on grant date	$0.70	$1.72
Fair value per share on grant date	$0.50	$1.21

As of March 31, 2018, the Company had $1.0 million of total unrecognized compensation expense for employees which the Company will amortize over the 1.8 years of weighted average remaining term.

7.
Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. The term of the Corn Procurement and Working Capital Agreement expires on December 31, 2018 and the term can be automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all ethanol the Company produces to Kinergy Marketing or other marketing purchasers designated by the Company and all WDG the Company produces to A.L. Gilbert. The Company markets and sells DCO to A.L. Gilbert and other third parties. The Company’s relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for the Keyes plant.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The J.D. Heiskell sales and purchases activity associated with the Purchasing Agreement, the Corn Procurement and Working Capital Agreement during the three months ended March 31, 2018, and 2017 were as follows:

	As of and for the three months ended March 31,
	2018	2017
Ethanol sales	$28,212	$23,545
Wet distiller's grains sales	7,828	5,581
Corn oil sales	923	798
Corn/milo purchases	27,745	23,468
Accounts receivable	1,193	336
Accounts payable	2,573	1,616

As of March 31, 2018, the Company entered into forward purchase contracts for approximately 54 thousand tons of corn, which is the principal raw material for ethanol production. The delivery of this grain will be expected through June 2018.

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2018 and the Wet Distillers Grains Marketing Agreement matures on December 31, 2018 with automatic one-year renewals thereafter. For the three months ended March 31, 2018 and 2017, the Company expensed marketing costs of $0.6 million and $0.5 million respectively, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement.

As of March 31, 2018, the Company has forward sales commitments for approximately 67 thousand tons of WDG. These committed sales will be expected through June 2018.

Unrealized gains and losses on forward contracts and commitments, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements, but are subject to a lower of cost or market assessment.

8.
Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Company’s 60 million gallons per year capacity Keyes plant in Keyes, California, the GAFI plant in Goodland, Kansas and the research and development facility in St. Paul, Minnesota. As the Company’s technology gains market acceptance, this business segment will also include its domestic commercial application of cellulosic ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

The “India” operating segment encompasses the Company’s 50 million gallon per year capacity Kakinada plant in Kakinada, India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Summarized financial information by reportable segment for the three months ended March 31, 2018 and 2017 follows:

	Three months ended March 31, 2018
	North America	India	Total Consolidated

Revenues	$37,176	$5,842	$43,018
Cost of goods sold	35,982	5,170	41,152

Gross profit	1,194	672	1,866

Expenses
Research and development expenses	62	-	62
Selling, general and administrative expenses	3,515	292	3,807
Interest rate expense	8,884	144	9,028
Other expense	45	23	68

Income (loss) before income taxes	$(11,312)	$213	$(11,099)

Capital expenditures	$490	$506	$996
Depreciation	992	158	1,150

	Three months ended March 31, 2017
	North America	India	Total Consolidated

Revenues	$29,953	$1,621	$31,574
Cost of goods sold	30,649	1,512	32,161

Gross profit (loss)	(696)	109	(587)

Expenses
Research and development expenses	86	-	86
Selling, general and administrative expenses	3,024	271	3,295
Interest expense (income)	4,557	(32)	4,525
Other expense (income)	49	(21)	28

Loss before income taxes	$(8,412)	$(109)	$(8,521)

Capital expenditures	$43	$1	$44
Depreciation	998	148	1,146

North America. During the three months ended March 31, 2018 and 2017, the Company’s revenues from ethanol, WDG, and DCO were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, WDG, and DCO to J.D. Heiskell accounted for 99.4% and 99.9% of the Company’s North America segment revenues for the three months ended March 31, 2018 and 2017.

India. During the three months ended March 31, 2018, two customers in biodiesel accounted for 61% and 11% of the Company’s consolidated India segment revenues. None of the refined glycerin customers accounted for 10% of the Company’s consolidated India segment revenues. During the three months ended March 31, 2017, one customer in biodiesel accounted for 44% and one customer in refined glycerin accounted for 13% of the Company’s consolidated India segment revenues.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Total assets by segment consist of the following:

	As of
	March 31,	December 31,
	2018	2017

North America	$79,400	$80,479
India	14,636	13,852
Total Assets	$94,036	$94,331

9.
Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of March 31, 2018 and December 31, 2017. For the three months ended March 31, 2018 and 2017, the Company expensed $9 thousand and $17 thousand, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of March 31, 2018, $0.1 million remained as a prepaid expense related to Redwood Capital. As consideration for the reaffirmation of guarantees required by Amendment No. 13 to the Note Purchase Agreement, which the Company entered into with Third Eye Capital on March 1, 2017, the Company also agreed to pay $0.2 million in consideration to McAfee Capital in exchange for its willingness to provide the guarantees. The balance of $304 thousand and $342 thousand for guarantee fee remained as accrued liability as of March 31, 2018 and December 31, 2017 respectively.

10.  Management’s Plans

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. The Company has been required to remit substantially all excess cash from operations to the senior lender and it is therefore reliant on the senior lender to provide additional funding when required. In order to meet its obligations during the next 12 months, the company will need to either refinance the Company’s debt or receive the continued cooperation of the senior lender. This dependence on the senior lender raises substantial doubt about the entity’s ability to continue as a going concern. The Company plans to pursue the following strategies to improve the course of the business:

●
Operate the Keyes plant and continue to improve operational performance, including the adoption of new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements to the current operations.
●
Expand the ethanol sold at the Keyes plant to include the cellulosic ethanol to be generated at a cellulosic ethanol production facility in nearby Riverbank, California (the Riverbank Cellulosic Ethanol Facility), and to utilize lower cost, non-food advanced feedstocks to significantly increase margins.
●
Monetize the CO2 produced at the Keyes plant by executing on the agreement with Linde for the delivery of gas to their neighboring facility to be built during 2018.
●
Rely on the approval of a $125M U.S. Department of Agriculture loan guarantee to raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed technology from LanzaTech Technology (Lanza Tech) and InEnTec Technology (InEnTec) to generate federal and state carbon credits available for ultra-low carbon fuels.

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
●
Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current offering for $50 million from the Phase II EB-5 program, or by vendor financing arrangements.

Management believes that through the above actions, the Company will have the ability to generate capital liquidity to carry out the business plan for 2018.

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
●
Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2018 to the three months ended March 31, 2017.
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

We were incorporated in Nevada in 2006.

We own and operate a 60 million gallon per year ethanol production facility located in Keyes, California (the Keyes plant). The Keyes plant produces its own combined heat and power through the use of a natural gas-powered steam turbine, and reuses 100% of its process water with zero water discharge. In addition to ethanol, the Keyes plant produces Wet Distillers Grains (WDG), Distillers Corn Oil (DCO), and Condensed Distillers Solubles or corn syrup (CDS), all of which are sold to local dairies and feedlots as animal feed. The primary feedstock used for the production of low carbon renewable fuel ethanol at the Keyes plant is number #2 yellow dent corn. The corn is procured by J.D. Heiskell from various Midwestern grain facilities and shipped, via Union Pacific Rail Road, to an unloading facility adjacent to the Keyes plant. During the third quarter of 2017, we entered into an agreement with a major industrial gas company to sell CO2 produced at the Keyes ethanol plant, which will add incremental income for the North America segment in the future.

We also lease a site in Riverbank, CA, near the Keyes plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech and InEnTec to build the Riverbank Cellulosic Ethanol Facility capable of converting local California surplus biomass – principally agricultural waste – into ultra-low carbon renewable cellulosic ethanol. The Riverbank Cellulosic Ethanol Facility plans to utilize the existing distillation and logistics infrastructure at our nearby Keyes plant. By producing ultra-low carbon intensity renewable cellulosic fuel ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers (RINs) and California’s Low Carbon Fuel Standard (LCFS) carbon credits. Renewable fuels such as corn-based ethanol (D6 RIN) and cellulosic-based ethanol (D3 RIN) receive a higher price in the marketplace when RINs and LCFS incentives are sold with the renewable fuel based on the unique carbon score attributed to the plant generating the fuel. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity.

During 2017, GAFI was formed to acquire land, buildings and process equipment in Goodland, Kansas. At acquisition, the assets were valued at $15.4 million and provide a base for the construction and development of the GAFI plant. GAFI entered into the GAFI Note Purchase Agreement with Third Eye Capital. GAFI, the Company and its subsidiary Aemetis Advanced Product Keyes (AAPK) also entered into separate GAFI Intercompany Notes, pursuant to which GAFI may lend a portion of the proceeds of the GAFI Revolving Loan under the GAFI Note Purchase Agreement. The terms of the GAFI Intercompany Notes, in combination with the GAFI Limited Guaranty and the GAFI Option Agreement provide sufficient basis for Aemetis to direct the activities of GAFI.

We also own and operate a biodiesel production facility in Kakinada, India with a nameplate capacity of 150 thousand metric tons per year, which is equal to about 50 million gallons per year. We believe the Kakinada plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada plant is capable of processing a variety of vegetable oil and animal fat waste feedstocks into biodiesel that meet international product standards. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, and sells the valuable lubricant to the pharmaceutical, lotions, paint, adhesive and other industries. Our objective is to continue to capitalize on the substantial growth potential of the biodiesel industry in India and address established markets in the European Union (EU) and United States of America (U.S.) by leveraging relationships with a large oil company and trading partners.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended March 31 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$37,176	$29,953	$7,223	24%
India	5,842	1,621	4,221	260%

Total	$43,018	$31,574	$11,444	36%

North America. The increase in revenues during the three months ended March 31, 2018 was due to a 19% increase in gallons of ethanol sold to 16.1 million gallons, compared to 13.5 million gallons in the three months ended March 31, 2017. The price of ethanol has also increased slightly to $1.76 per gallon during the three months ended March 31, 2018 compared to $1.75 per gallon during the three months ended March 31, 2017. In addition, WDG sales volume increased 16% to 102.6 thousand tons during the three months ended March 31, 2018, compared to 88.4 thousand tons in the three months ended March 31, 2017, and the average price of WDG increased 21% to $76 per ton in the three months ended March 31, 2018, compared to $63 per ton in the three months ended March 31, 2017. During the three months ended March 31, 2018 plant production averaged 117% of the 55 million gallon per year nameplate capacity. For the three months ended March 31, 2018, we generated 76% of our North America revenues from sales of ethanol, 21% from sales of WDG, and 3% from sales of DCO and CDS, compared to 79% of our North America revenues from sales of ethanol, 19% from sales of WDG, and 2% from sales of DCO and CDS for the three months ended March 31, 2017.

India. The increase in revenues was primarily attributable to increased sales volume of biodiesel by 522% to 5,286 metric tons in the three months ended March 31, 2018 compared to 850 metric tons in the three months ended March 31, 2017, partially offset by a 13% decrease in average price of biodiesel to $851 per metric ton in the three months ended March 31, 2018, compared to $981 per metric ton in the three months ended March 31, 2017. In addition, refined glycerin sales volume increased by 3% to 1,198 metric tons in the three months ended March 31, 2018, compared to 1,159 metric tons in the three months ended March 31, 2017, and by a 65% increase in the average price per metric ton to $1,120 in the three months ended March 31, 2018, compared to $680 per metric ton in the three months ended March 31, 2017. For the three months ended March 31, 2018, we generated 77% of our revenues from the sale of biodiesel and 23% of our revenues from the sale of refined glycerin, compared to 51% of our India revenues from the sale of biodiesel and 49% of our revenues from the sale of refined glycerin for the three months ended March 31, 2017.

Cost of Goods Sold

Three Months Ended March 31 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$35,982	$30,649	$5,333	17%
India	5,170	1,512	3,658	242%

Total	$41,152	$32,161	$8,991	28%

North America. We ground 5.6 million bushels of corn during the three months ended March 31, 2018 compared to 4.7 million bushels of corn during the three months ended March 31, 2017. Our cost of feedstock per bushel increased slightly to an average price of $4.94 per bushel during the three months ended March 31, 2018 compared to $4.93 per bushel in the three months ended March 31, 2017. The increase in cost of sales was primarily due to an 19% increase in bushels of corn ground.

India. The increase in costs of goods sold was attributable to the increase in biodiesel feedstock volume by 448% to 4,387 metric tons in the three months ended March 31, 2018, compared to 800 metric tons in the three months ended March 31, 2017, partially offset by a 17% decrease in the average price of biodiesel feedstock to $691 per metric ton in the three months ended March 31, 2018 compared to $835 per metric ton in the three months ended March 31, 2017. The refined glycerin feedstock volumes decreased slightly by 1% to 1,019 metric tons in the three months ended March 31, 2018, compared to 1,028 metric tons in the three months ended March 31, 2017, while the average price of refined glycerin feedstock increased by 117% to $918 per metric ton in the three months ended March 31, 2018 compared to $423 per metric ton in the three months ended March 31, 2017.

Gross Profit (loss)

Three Months Ended March 31 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$1,194	$(696)	$1,890	272%
India	672	109	563	517%

Total	$1,866	$(587)	$2,453	418%

North America. Gross profit increased by 272% in the three months ended March 31, 2018 due to an increase in sales volume of ethanol and WDG by 19% and 16%, respectively, and an increase in the average price of WDG by 21%, while the average corn prices stayed constant in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

India. The increase of 517% in gross profit was attributable to the increase of 522% in biodiesel sales volume and 65% increase in the average sales price of refined glycerin.

Operating Expenses

R&D

Three Months Ended March 31 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$62	$86	$(24)	-28%
India	-	-	-	0%

Total	$62	$86	$(24)	-28%

The R&D expense in our North America segment decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to decreases in salaries, supplies, and other expense of $37 thousand driven by the relocation of our research and development facility from Maryland to Minnesota in the beginning of 2018 offset by increases in relocation charges and professional fees of $13 thousand.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended March 31 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$3,515	$3,024	$491	16%
India	292	271	21	8%

Total	$3,807	$3,295	$512	16%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. The increase in the dollar amount of SG&A expenses for the three months ended March 31, 2018 was due to an increase in professional fees of $0.4 million, a $0.1 million increase in marketing and other expenses offset by a $58 thousand decrease in stock compensation, supplies, insurance, and other expenses. SG&A expenses as a percentage of revenue in the three months ended March 31, 2018 decreased to 9% as compared to 10% in the corresponding period of 2017.

India. The increase in the dollar amount of SG&A expenses was due to an increase in salaries, maintenance, utilities, professional fees, travel, marketing costs and other of $65 thousand offset by a decrease in operating support charges by $44 thousand. SG&A expenses as a percentage of revenue in the three months ended March 31, 2018 decreased to 5% as compared to 17% in the corresponding period of 2017.

Other Income and Expense

Three Months Ended March 31 (in thousands)

Other (income)/expense
	2018	2017	Inc/(dec)	% change
North America
Interest rate expense	$4,127	$2,874	$1,253	44%
Amortization expense	4,757	1,683	3,074	183%
Other expense	45	49	(4)	-8%

India
Interest rate expense	144	(32)	176	550%
Other (income) expense	23	(21)	44	210%

Total	$9,096	$4,553	$4,543	100%

Other (Income)/Expense. Other (income) expense consists primarily of interest and amortization expense attributable to debt facilities acquired by our parent company and our subsidiaries, and interest accrued on the judgment obtained by Cordillera Fund and The Industrial Company (TIC). The debt facilities include stock or warrants issued as fees. The fair value of stock and fees are amortized as amortization expense.

North America. Interest expense was higher in the three months ended March 31, 2018 due to the addition of extension fees for subordinated debt and due to higher debt balances. Amortization expense in the three months ended March 31, 2018 increased due to expensing the present value of redemption fees of $3.1 million and $0.5 million waiver fees on Amendment No. 14. In addition, we recognized $0.7 million of interest expense and $0.1 million in amortization expense in connection with the GAFI Loans. Other expense was flat due to fully amortized guarantee fees in the three months ended March 31, 2018 and 2017.

India. Interest expense increased as a result of carrying two working capital loans in the three months ended March 31, 2018 compared to the earlier than expected payoff of raw material vendor loans, which granted a credit to interest and lowered the interest expense in the three months ended March 31, 2017. The decrease in other income was caused primarily by foreign exchange losses in the three months ended March 31, 2018 compared to foreign exchange gains in the three months ended March 31, 2017.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.4 million at March 31, 2018, of which $0.3 million was held in our North American entities, including $0.2 million held by GAFI, and $0.1 million was held in our Indian subsidiary. Our current ratio at March 31, 2018 was 0.20, compared to a current ratio of 0.32 at December 31, 2017. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	March 31, 2018	December 31, 2017
Cash and cash equivalents	$393	$428
Current assets (including cash, cash equivalents, and deposits)	11,322	11,462
Current and long term liabilities (excluding all debt)	22,611	20,406
Current & long term debt	162,190	153,786

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of March 31, 2018, the EB-5 escrow account is holding funds in the amount of $1.0 million from two investors pending approval by the USCIS. The funding of $0.5 million was released to the Company on April 26, 2018 and the rest of $0.5 million is expected to be released from the escrow account during the second quarter of 2018. We launched a new EB-5 Phase II funding in 2016, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

We operate in a volatile market in which we have limited control over the major components of input costs and product revenues, and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

Management believes that through the following actions, the Company will have the ability to generate capital liquidity to carry out the business plan for 2018:

●
Operate the Keyes plant and continue to improve operational performance, including the adoption of new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements to the current operations.
●
Expand the ethanol sold at the Keyes plant to include the cellulosic ethanol to be generated at a cellulosic ethanol production facility in nearby Riverbank, California (the Riverbank Cellulosic Ethanol Facility), and to utilize lower cost, non-food advanced feedstocks to significantly increase margins.
●
Monetize the CO2 produced at the Keyes plant by executing on the agreement with Linde for the delivery of gas to their neighboring facility to be built during 2018.
●
Rely on the approval of a $125M U.S. Department of Agriculture loan guarantee to raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed technology from LanzaTech Technology (Lanza Tech) and InEnTec Technology (InEnTec) to generate federal and state carbon credits available for ultra-low carbon fuels.

●
Secure higher volumes of shipments of fuels at the India plant by developing the sales channels, including, expanding the existing domestic markets, extending international sales by supplying large oil companies (primarily the BP Singapore Agreement during 2017), and exporting fuel into the European Union and United States biodiesel markets to capture valuable low carbon fuel credits.
●
Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current offering for $50 million from the Phase II EB-5 program, or by vendor financing arrangements.

At March 31, 2018, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $80.7 million, not including the GAFI Loans. The current maturity date for the Third Eye Capital Notes is April 1, 2020; provided, however, that pursuant to Amendment No. 14, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2021 upon notice and payment of a 5% extension fee. We intend to repay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes, a senior debt refinancing and/or equity financing.

At March 31, 2018, GAFI’s outstanding balance of principal, interest and fees, net of discounts, on all GAFI Loans equaled $24.5 million. The current maturity date for the GAFI Loans is July 10, 2019. GAFI intends to repay the GAFI Loans through proceeds from the issuance of a GAFI EB-5 offering. Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities in the past as described in further detail in “Part I, Item 1. Financial Statements – Note 4. Debt.”  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

As of March 31, 2018, the Company has $6.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes.

We also rely on our working capital lines with J.D. Heiskell in California, and Gemini and Secunderabad Oils in India to fund our commercial arrangements for the acquisitions of feedstock. J.D. Heiskell currently provides us with working capital for the Keyes plant, Gemini currently provides us with working capital for the Kakinada plant and Secunderabad Oils provides us inter-corporate deposit for our BP Operations.  The ability of J.D. Heiskell, Gemini, and Secunderabad Oils to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the three months ended March 31, 2018:

	Change in total debt	8,404
Increases to debt:
Accrued interest	4,072
Amendment No.14 fee	500
TEC debt Extension/redemption fee	3,051
January 2018 Promissory note including $10K withheld as fees by TEC	160
Feb 2018 Promissory note including $0.1 million withheld as fees by TEC	2,100
Sub debt extension fees	340
Gemini working capital draws and changes due to foreign currency	3,054
Change in debt issuance costs, net of amortization	777
	Total increases to debt	14,054

Decreases to debt:
Principal and interest payments to senior lender	(506)
Interest payments to EB-5 investors	(33)
Principal, fees and interest payments to Secunderabad Oils	(1,362)
Principal, fees and interest payments to Gemini	(3,079)
GAFI interest payments	(670)
	Total decreases to debt	(5,650)

Working capital changes resulted in (i) a $0.7 million increase in inventories due to the procurement of imported crude glycerin in the end of March 2018 for processing by India operations and (ii) a $0.7 million decrease in prepaid expenses and other assets mainly due to recognition of $0.4 million prepaid interest on GAFI Term Loan and $0.3 million in other prepaid of Aemetis, Inc. classified to long-term as the Company did not intend to use it in short term basis offset by an increase of $0.1 million in advances to vendors by India operations, decrease in accounts receivable of $96 thousand in Aemetis, Inc. and $154 thousand in India operations respectively, and a $35 thousand decrease in cash.

Net cash used in operating activities during the three months ended March 31, 2018 was $27 thousand, consisting of non-cash charges of $6.2 million, net changes in operating assets and liabilities of $4.9 million, and net loss of $11.1 million. The non-cash charges consisted of: (i) $4.8 million in amortization of debt issuance costs and patents, (ii) $1.2 million in depreciation expenses, and (iii) $0.3 million in stock-based compensation expense and stock compensation for services. Net changes in operating assets and liabilities consisted primarily of an increase in (i) inventories of $0.8 million, (ii) other assets of $0.4 million, offset by (iii) decrease in accounts receivable of $0.2 million, (iv) an increase in accounts payable of $1.3 million and (v) an increase in other liabilities of $0.9 million, (vi) decrease in prepaid expense of $0.7 million, and (vii) an accrued interest of $2.9 million.

Cash used by investing activities was $1.0 million, of which $0.5 million were capital improvements made by India operations and $0.5 million were used by North America entities.

Cash provided by financing activities was $1.0 million, consisting primarily of $2.2 million received from Third Eye Capital Notes and $3.0 million from working capital partners in India for UBPL operations, partially offset by payments of $4.2 million in principal and interest to working capital partners in India for UBPL operations.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, and debt modification and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our 2017 annual report.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2018.

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

PART II -- OTHER INFORMATION

Item 1.
Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendants EdenIQ, Inc. (EdenIQ) and its CEO, Brian D. Thome and Trinity Capital Investments (Trinity).  The lawsuit is based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of the Company and EdenIQ.  The lawsuit also asserts that EdenIQ and Mr. Thome fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology, which the Company would not have done but for the merger agreement. The relief sought includes EdenIQ’s specific performance of the merger agreement and monetary damages, as well as punitive damages, attorneys’ fees, and costs. In response to the Company’s Santa Clara County lawsuit, EdenIQ has filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s publicity of the status of the merger.  EdenIQ named Third Eye Capital Investments (TEC) as a defendant in its cross-complaint alleging that TEC made its financial commitment to fund the merger agreement contingent on the EPA’s approval of EdenIQ’s technology thereby participating in a fraudulent concealment of material information with Aemetis to the detriment of EdenIQ.  By way of its cross-complaint, EdenIQ seeks monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs.  Trinity was later dismissed from the lawsuit due to jurisdictional issues, but the Company is pursuing Trinity in Arizona where it is domiciled.  On February 24, 2017, the Company filed a lawsuit in the County of Maricopa in Arizona against defendants Trinity and Alex Erhart.  The lawsuit is based on Trinity’s intentional interference with contractual relations and/or business expectancy arising from Trinity and Mr. Erhart’ s interference with EdenIQ’s performance of the merger agreement and their efforts to induce EdenIQ to terminate the merger agreement with Aemetis.  The relief sought includes monetary damages, attorneys’ fees and costs.  Because discovery is still pending, an estimate as to any Company chances of prevailing cannot be made at this time.

Item 1A.  Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2018, we issued 112 thousand shares of our common stock to two subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2018.

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

Date: May 10, 2018

AEMETIS, INC.

By:	/s/ TODD WALTZ
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2018