Form 10-Q
period 2018-06-30
AEMETIS, INC
filed 2018-08-09
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
Or
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

The number of shares outstanding of the registrant’s Common Stock on July 31, 2018 was 20,222,890 shares.

AEMETIS, INC.

FORM 10-Q
Quarterly Period Ended June 30, 2018

INDEX

PART I--FINANCIAL INFORMATION

Item 1.	Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	38
Item 4.	Controls and Procedures.	38

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

iii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	June 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,069	$428
Accounts receivable	1,601	2,219
Inventories	6,697	5,737
Prepaid expenses	1,381	2,435
Other current assets	540	643
Total current assets	11,288	11,462

Property, plant and equipment, net	77,703	78,837
Other assets	4,137	4,032
Total assets	$93,128	$94,331

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$12,521	$10,457
Current portion of long term debt	3,234	2,039
Short term borrowings	16,184	13,586
Mandatorily redeemable Series B convertible preferred stock	2,996	2,946
Accrued property taxes	2,757	3,677
Other current liabilities	3,567	3,311
Total current liabilities	41,259	36,016
Long term liabilities:
Senior secured notes	83,431	73,986
EB-5 notes	35,000	34,000
GAFI secured and revolving notes	24,604	24,351
Long term subordinated debt	5,898	5,824
Other long term liabilities	-	15
Total long term liabilities	148,933	138,176

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 20,223 and 20,088 shares issued and outstanding, respectively	20	20
Additional paid-in capital	85,347	84,679
Accumulated deficit	(175,921)	(160,188)
Accumulated other comprehensive loss	(3,448)	(2,904)
Total stockholders' deficit attributable to Aemetis, Inc.	(94,001)	(78,392)
Non-controlling interest - GAFI	(3,063)	(1,469)
Total stockholders' deficit	(97,064)	(79,861)
Total liabilities and stockholders' deficit	$93,128	$94,331

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues	$45,028	$40,764	$88,046	$72,338

Cost of goods sold	42,260	39,059	83,412	71,220

Gross profit	2,768	1,705	4,634	1,118

Research and development expenses	55	110	117	196
Selling, general and administrative expenses	3,589	3,262	7,396	6,557

Operating loss	(876)	(1,667)	(2,879)	(5,635)

Other (income) expense:

Interest expense
Interest rate expense	4,432	3,164	8,703	6,006
Debt related fees and amortization expense	919	1,164	5,676	2,847
Other (income) expense	(5)	(8)	63	20

Loss before income taxes	(6,222)	(5,987)	(17,321)	(14,508)

Income tax expense	-	-	6	6

Net loss	(6,222)	(5,987)	$(17,327)	$(14,514)

Less: Net loss attributable to non-controlling interest	(857)	-	(1,594)	-

Net loss attributable to Aemetis, Inc.	$(5,365)	$(5,987)	$(15,733)	$(14,514)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(394)	29	(544)	398
Comprehensive loss	$(6,616)	$(5,958)	$(17,871)	$(14,116)

Net loss per common share attributable to Aemetis, Inc.
Basic	$(0.27)	$(0.30)	$(0.78)	$(0.74)
Diluted	$(0.27)	$(0.30)	$(0.78)	$(0.74)

Weighted average shares outstanding
Basic	20,223	19,669	20,203	19,737
Diluted	20,223	19,669	20,203	19,737

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the six months ended June 30,
	2018	2017
Operating activities:
Net loss	$(17,327)	$(14,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	581	604
Stock issued for services	22	-
Depreciation	2,299	2,298
Debt related fees and amortization expense	5,676	2,847
Intangibles and other amortization expense	70	64
Change in fair value of warrant liability	-	3
Changes in operating assets and liabilities:
Accounts receivable	579	338
Inventories	(1,264)	(2,705)
Prepaid expenses	1,053	(321)
Other current and long-term assets	(134)	(99)
Accounts payable	2,128	1,140
Accrued interest expense and fees, net of payments	5,457	4,826
Other liabilities	(745)	675
Net cash used in operating activities	(1,605)	(4,844)

Investing activities:
Capital expenditures	(1,771)	(511)
Net cash used in investing activities	(1,771)	(511)

Financing activities:
Proceeds from borrowings	12,415	10,833
Repayments of borrowings	(8,381)	(6,589)
Net cash provided by financing activities	4,034	4,244

Effect of exchange rate changes on cash and cash equivalents	(17)	292
Net cash and cash equivalents increase (decrease) for period	641	(819)
Cash and cash equivalents at beginning of period	428	1,486
Cash and cash equivalents at end of period	$1,069	$667

Supplemental disclosures of cash flow information, cash paid:
Interest paid	$3,213	$1,273
Income taxes paid	6	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Fair value of warrants issued to subordinated debt holders	65	174
Repurchase of common stock added to TEC promissory note	-	451
TEC promissory notes fees added to notes	204	1,169
Senior debt extension and waiver fees added to debt	3,801	3,846

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

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis, Inc., a Nevada corporation, and its wholly owned subsidiaries (collectively, Aemetis or the Company). Additionally, we consolidate all entities in which we have a controlling financial interest either directly or by option to acquire the interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. An enterprise must consolidate a variable interest entity (VIE) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

The accompanying consolidated condensed balance sheet as of June 30, 2018, the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and the consolidated condensed statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The consolidated condensed balance sheet as of December 31, 2017 was derived from the 2017 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2017 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote, disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2018 and 2017 have been prepared on the same basis as the audited consolidated statements as of December 31, 2017 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

We derive revenue primarily from sales of ethanol and related co-products in North America, and biodiesel and refined glycerin in India based on the supply agreements and PO contracts. We assessed the following criteria under the guidance: i) identify the contracts with customer, ii) identify the performance obligations in the contract, iii) determine the transaction price, iv) allocate the transaction price to the performance obligations, and v) recognize revenue when the entity satisfies the performance obligations.

In North America, we sell the majority of our production to one customer under a supply contract, with individual sales transactions occurring under this contract. Given the similarity of these transactions, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to the tank of J.D. Heiskell & Co. (J.D. Heiskell) or to one of their contracted trucking companies. At this point in time, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy Marketing for ethanol and by A.L. Gilbert on WDG and DCO. There is no transaction price allocation needed.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The below table shows our sales in North America by product category:

North America (in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Ethanol sales	$30,129	$28,130	$58,341	$51,675
Wet distiller's grains sales	8,499	6,457	16,327	12,038
Other sales	1,000	878	2,136	1,705

	$39,628	$35,465	$76,804	$65,418

In India where we sell product on purchase orders (written or verbal) or by contract with governmental or international parties, the performance obligation is satisfied by delivery and acceptance of the physical product. When the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined based on reference market prices for biodiesel and refined glycerin every day net of taxes. There is no transaction price allocation needed.

The below table shows our sales in India by product category:

India (in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Biodiesel sales	$3,841	$4,100	$8,342	$4,933
Refined Glycerin sales	1,559	1,199	2,900	1,987
	$5,400	$5,299	$11,242	$6,920

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In India, we occasionally enter into contracts where a customer provides feedstock and we process the feedstock into biodiesel and sell to the same customer. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel as long as it resides on premises. Hence, we are the principal in both North America and India sales scenarios where our customer and vendor are the same.

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of June 30, 2018.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and it requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowances for doubtful accounts as of June 30, 2018 and December 31, 2017.

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

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and six months ended June 30, 2018 and 2017, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of June 30, 2018 and 2017:

	As of
	June 30, 2018	June 30, 2017

Series B preferred (post split basis)	132	133
Common stock options and warrants	3,206	2,589
Debt with conversion feature at $30 per share of common stock	1,222	1,188
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	4,560	3,910

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

Recently Issued Accounting Pronouncements. In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, with certain exceptions. ASU 2018-07 supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees, which previously included the accounting for non-employee awards. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company does not intend to early adopt and is in the process of determining the impact of adoption of this standard on its financial statements.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

2.
Inventories

Inventories consist of the following:

	June 30, 2018	December 31, 2017
Raw materials	$3,585	$2,829
Work-in-progress	2,102	1,605
Finished goods	1,010	1,303
Total inventories	$6,697	$5,737

3.
Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2018	December 31, 2017
Land	$2,709	$2,747
Plant and buildings	82,642	82,652
Furniture and fixtures	1,039	1,003
Machinery and equipment	3,909	3,972
Construction in progress	1,837	941
GAFI property, plant & equipment	15,408	15,408
Total gross property, plant & equipment	107,544	106,723
Less accumulated depreciation	(29,841)	(27,886)
Total net property, plant & equipment	$77,703	$78,837

Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and Buildings	20 - 30
Machinery & Equipment	5 - 7
Furniture & Fixtures	3 - 5

For the three months ended June 30, 2018 and 2017, the Company recorded depreciation expense of $1.1 million and $1.2 million respectively. For the six months ended June 30, 2018 and 2017, the Company recorded depreciation expense of $2.3 million for each period.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three and six months ended June 30, 2018 and 2017.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

4.
Debt

Debt consists of the notes from our senior lender, Third Eye Capital, other working capital lenders and subordinated lenders as follows:

	June 30, 2018	December 31, 2017
Third Eye Capital term notes	$7,022	$6,931
Third Eye Capital revolving credit facility	41,117	35,371
Third Eye Capital revenue participation term notes	11,792	11,636
Third Eye Capital acquisition term notes	23,500	20,048
Third Eye Capital promissory note	2,082	-
Cilion shareholder seller notes payable	5,898	5,824
Subordinated notes	9,391	8,725
EB-5 long term promissory notes	36,658	36,039
Unsecured working capital loans	4,711	4,861
GAFI Term and Revolving loans	26,180	24,351
Total debt	168,351	153,786
Less current portion of debt	19,418	15,625
Total long term debt	$148,933	$138,161

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

On January 4, 2018, a Promissory Note (the January 2018 Note) for $160 thousand was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 1, 2018. In consideration of the January 2018 Note, $10 thousand of the total proceeds were paid to Third Eye Capital as financing charges. As of June 30, 2018, the outstanding balance of principal and interest on the January 2018 note was $162 thousand. On April 1, 2018, the January 2018 Note was paid in full.

On February 27 2018, a Promissory Note (the February 2018 Note, together with the Original Third Eye Capital Notes, the Third Eye Capital Notes) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2018. In consideration of the February 2018 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. Subsequently, the maturity date of the note was extended to June 30, 2018 with $84 thousand in fees due and payable at the time of the redemption of the Note. As of June 30, 2018, the outstanding balance of principal and interest on the February 2018 note was $2.1 million.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On March 27, 2018, Third Eye Capital agreed to Limited Waiver and Amendment No. 14 to the Note Purchase Agreement, or Amendment No. 14, to: (i) extend the maturity date of the Third Eye Capital Notes two years to April 1, 2020 in exchange for an amendment fee consisting of 6% (3% per year) of the outstanding note balance in the form of an increase in the fee payable in the event of a redemption of the Third Eye Capital Notes (as defined in the Note Purchase Agreement); (ii) provide that the maturity date may be further extended at our election to April 1, 2021 in exchange for an extension fee of 5%; (iii) provide for an optional quarterly waiver of the ratio of note indebtedness covenant until January 1, 2019 with the payment of a waiver fee of $0.25 million; and (iv) remove the redemption fee described in (i) above from the calculation of the ratio of note indebtedness covenant. In addition to the fee discussed in (i), as consideration for such amendment and waiver, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.5 million to be added to the outstanding principal balance of the Revolving Credit Facility.

We have evaluated Amendment No. 14 in accordance with ASC 470-60 Troubled Debt Restructuring. According to guidance, we considered Amendment No. 14 to be a troubled debt restructuring. We assessed all the terms to confirm if there is a concession granted by the creditor. The maturity date of the Third Eye Capital Notes was extended to April 1, 2020 for a 6% fee, compared to the extension fee of 5% provided by Amendment No. 13 for a one-year extension. No interest is accrued on these fees. In order to assess whether the creditor granted a concession, we calculated the post-restructuring effective interest rate by projecting cash flows on the new terms and solved for a discount rate equal to the carrying amount of pre-restructuring of debt, and by comparing this calculation to the terms of Amendment No. 13, we determined that Third Eye Capital provided a concession in accordance with the provisions of ASC 470-60 Troubled Debt Restructuring and thus applied troubled debt restructuring accounting. The extension fee, due at maturity, was discounted at the effective interest rate of the Third Eye Capital Notes, and an immediate charge was taken to recognize the fees into amortization expense on the income statement related to the troubled debt restructuring of $3.1 million and amendment fees of $0.5 million. Using the effective interest method of amortization, the remaining extension fee of $1.4 million will be amortized over the stated remaining life of the Third Eye Capital Notes.

On June 30, 2018, the Company requested and received an optional waiver of the ratio of note indebtedness covenant with the payment of a waiver fee of $0.25 million, which was added to the Revolving Credit Facility for the quarter ended June 30, 2018. The Company may request additional optional waivers of the ratio of note indebtedness covenant for the quarters ended September 30, 2018 and December 31, 2018, but there are no waivers available for the quarters ended March 31, 2019 and June 30, 2019. According to ASC 470-10-45 debt covenant classification guidance, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. To assess this guidance, the Company performed ratio and cash flow analysis using the forecast and debt levels. Based on this analysis, the Company believes that it is reasonably possible that through a combination of cash flow from operations, new projects that provide additional liquidity, and sales of EB-5 investments, it will be able to meet the ratio of the note indebtedness covenant, hence the notes are classified as long term debt.

On March 27, 2018, Third Eye Capital agreed to a one-year reserve liquidity facility governed by a promissory note, payable in the principal amount of up to $6.0 million dollars. Borrowings under the facility are available from March 27, 2018 until maturity on April 1, 2019. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2019. The promissory note is secured by liens and security interests upon the property and assets of the Company. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $0.2 million payable from the proceeds of the first drawing under the facility. As of June 30, 2018, no draws were outstanding on this Note.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Terms of Third Eye Capital Notes

A.
Term Notes. As of June 30, 2018, the Company had total of $7.0 million in principal and interest outstanding under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2020.

B.
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (18.50% as of June 30, 2018), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2020. As of June 30, 2018, AAFK had $41.1 million in principal, interest, and waiver fees outstanding under the Revolving Credit Facility, of which $0.5 million were interest-accruing waiver fees added on March 27, 2018 as part of Amendment No. 14 and $0.25 million were interest-accruing covenant waiver fees added on June 30, 2018 to the Revolving Credit Facility.

C.
Revenue Participation Term Notes. The Revenue Participation Term Notes bear interest at 5% per annum and mature on April 1, 2020. As of June 30, 2018, the Company had a total of $11.8 million in principal and interest outstanding on the Revenue Participation Term Notes.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (15.50% per annum as of June 30, 2018) and mature on April 1, 2020. As of June 30, 2018, Aemetis Facility Keyes, Inc. had $23.5 million in principal, interest and redemption fees outstanding of which $3.1 million was the present value of redemption fees which were added to the Acquisition Term Notes on March 27, 2018 as part of Amendment No. 14.

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

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of June 30, 2018, Aemetis Facility Keyes, Inc. had $5.9 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

On July 1, 2018, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2018; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We will evaluate the July 1, 2018 amendment and the refinancing terms of the Subordinated Notes and determine the accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At June 30, 2018 and December 31, 2017, the Company had, in aggregate, $9.4 million and $8.7 million in principal and interest outstanding, respectively, under the Subordinated Notes.

EB-5 long-term promissory notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the EB-5 Notes) bearing interest at 3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the EB-5 Phase I funding). The original maturity date on the promissory notes can be extended automatically for a one or two year period initially and is eligible for further one-year automatic extensions as long as there is no notice of non-extension from investors and the investors’ immigration process is in progress. The EB-5 Notes are convertible after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of June 30, 2018, $35.0 million has been released from the escrow amount to the Company including $0.5 million released on April 26, 2018. As of June 30, 2018, $0.5 million is remaining in escrow and $0.5 million is to be funded to escrow. As of June 30, 2018, $35.0 million in principal and $1.7 million in accrued interest was outstanding on the EB-5 Notes. Out of the $36.7 million total outstanding, $1.7 million will be due within a year.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding to refinance indebtedness and for capital expenditures of Aemetis, Inc. and Goodland Advanced Fuels, Inc.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (Gemini). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for its Kakinada plant. Working capital advances bear interest at 12%. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada plant. The Company made principal and interest payments to Gemini of approximately $5.4 million and $2.8 million during the six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, the Company had $3.4 million and $3.5 million outstanding on this agreement.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as operational support charges by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations (“BP Operations”) only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 days period at the rate of 14.75% per annum interest rate. The term of the agreement continues until the either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the six months ended June 30, 2018 and 2017, the Company made principal and interest payments to Secunderabad Oils of approximately $2.7 million and $2.3 million, respectively. As of June 30, 2018 and December 31, 2017, the Company had $1.3 million outstanding under this agreement, respectively.

Variable Interest Entity (GAFI) Term loan and Revolving loan. On July 10, 2017, GAFI entered into the GAFI Note Purchase Agreement with Third Eye Capital and the noteholders made a party thereto from time to time (the GAFI Noteholders). See “Part I, Item 1. Financial Statements – Note 5. Variable Interest Entity.” Pursuant to the GAFI Note Purchase Agreement, the GAFI Noteholders agreed, subject to the terms and conditions of the GAFI Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) the GAFI Term Loan in an aggregate amount of fifteen million dollars and (ii) the GAFI Revolving Loan in an amount not to exceed ten million dollars in the aggregate. The interest rate per annum applicable to the GAFI Term Loan is equal to 10%. The interest rate per annum applicable to the GAFI Revolving Loan is the greater of the Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12%). The maturity date of the GAFI Loans is July 10, 2019. The maturity date may be extended at the option of GAFI for up to two additional one-year periods upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. An initial advance under the GAFI Revolving Loan was made for $2.2 million as a prepayment of interest on the GAFI Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to the Noteholders.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

As of June 30, 2018 and December 31, 2017, GAFI had $15.0 million outstanding on the term loan and $10.0 million outstanding on the revolving loan, with $0.1 million in interest paid in arrears.

On June 28, 2018, GAFI borrowed an amount of $1.5 million with a fee of $75 thousand added to the loan fron Third Eye Capital at a 10% interest rate. As of June 30, 2018, the outstanding balance on the loan was $1.6 million.

GAFI, the Company and its subsidiary AAPK also entered into separate intercompany revolving promissory notes (the GAFI Intercompany Notes), dated July 10, 2017, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the GAFI Revolving Loan borrowed under the Amended GAFI NPA to the Company. The Company borrowed $1.5 million on June 28, 2018. As of June 30, 2018 and December 31, 2017, the Company and AAPK had $6.9 million and $5.7 million outstanding on the GAFI Intercompany Notes.

Debt repayments for the Company’s loan obligations follow:

Twelve months ended June 30,	Debt Repayments
2019	$19,418
2020	133,327
2021	14,000
2022	3,398
Total debt	170,143
Debt issuance costs	(1,792)
Total debt, net of debt issuance costs	$168,351

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

5.
Variable Interest Entity

GAFI was formed to acquire the partially completed Goodland ethanol plant in Goodland, Kansas. GAFI entered into the GAFI Note Purchase Agreement, with Third Eye Capital to acquire the plant. GAFI, the Company and its subsidiary AAPK also entered into separate GAFI Intercompany Notes, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the GAFI Revolving Loan incurred under the GAFI Note Purchase Agreement to the Company. Aemetis, Inc. and AAPK (in such capacity, the GAFI Guarantors) also agreed to enter into a limited guaranty (the GAFI Limited Guaranty). Pursuant to the GAFI Limited Guaranty, the Guarantors agreed to guarantee the prompt payment and performance of all unpaid principal and interest on the GAFI Loans and all other obligations and liabilities of GAFI to the GAFI Noteholders in connection with the GAFI Note Purchase Agreement. The obligations of the GAFI Guarantors pursuant to the GAFI Limited Guaranty are secured by a first priority lien over all assets of the GAFI Guarantors pursuant to separate general security agreements entered into by each GAFI Guarantor. The aggregate obligations and liabilities of each GAFI Guarantor is limited to the sum of (i) the aggregate amount advanced by GAFI to such GAFI Guarantor under and in accordance with the GAFI Intercompany Notes and (ii) the obligation of the GAFI Guarantor pursuant to its indemnity and expense obligations under the GAFI Limited Guaranty prior to the date on which the option under the GAFI Option Agreement is exercised. Additionally, on July 10, 2017, the Company entered into the GAFI Option Agreement by and between GAFI and the sole shareholder of GAFI, pursuant to which the Company was granted an irrevocable option to purchase all, but not less than all, of the capital stock of GAFI for an aggregate purchase price equal to $0.01 per share for a total purchase price of $10.00 (such option, the GAFI Option). The GAFI Option provides for automatic triggering in the event of certain default circumstances. After the automatic exercise upon default, the GAFI Limited Guaranty no longer applies and the GAFI Guarantors are responsible for the outstanding balances of the GAFI Term Loan and the GAFI Revolving Loan. Additionally, Third Eye Capital was granted a warrant for the purchase of 250 shares, representing 20% of the outstanding shares of GAFI, for a period of 10 years at an exercise price of $0.01 per share. The sole shareholder of GAFI received 100,000 common stock of the Company as consideration. On July 10, 2017, the Company issued the 100,000 shares and recognized $0.1 million of stock compensation expense during the year ended December 31, 2017.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The following are the Balance Sheet and Statement of Operations of GAFI:

	Goodland Advanced Fuels, Inc.
	As of
	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2	$184
Prepaid expenses	787	1,581
Total current assets	789	1,765

Property, plant and equipment	15,408	15,408
Promissory note receivable from Aemetis	6,921	5,709

Total assets	$23,118	$22,882

Liabilities and stockholder deficit
Short term borrowings	$1,577	$-
Secured and revolving notes	24,604	24,351

Total liabilities	26,181	24,351

Accumulated deficit	(3,063)	(1,469)
Total liabilities and stockholder deficit	$23,118	$22,882

	Goodland Advanced Fuels, Inc.
	Statements of Operations
	Three months ended	Six months ended
	June 30, 2018	June 30, 2018

Selling, general and administrative expenses	$134	$232

Operating loss	(134)	(232)

Interest expense
Interest rate expense	689	1,367
Debt related fees and amortization expense	200	325
Other income	(166)	(330)

Net loss	$(857)	$(1,594)

As of June 30, 2018, the Company had outstanding balance of $6.9 million under the Intercompany Revolving Notes. In the consolidation process, these intercompany borrowings and interest thereon were eliminated.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On January18, 2018 and May 17, 2018, 725 and 423 thousand stock option grants were issued to employees and directors under the Company Stock Plans respectively. As of June 30, 2018, 2.9 million options are outstanding under the Company Stock Plans.

Inducement Equity Plan Options

In March 2016, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100 thousand non-statutory stock options to purchase common stock. As of June 30, 2018, 12 thousand options were outstanding.

Common Stock Reserved for Issuance

The following is a summary of options granted under the Company Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2017	196	2,189	$2.70
Authorized	655	-	-
Granted	(1,148)	1,148	1.07
Exercised	-	(2)	0.67
Forfeited/expired	414	(414)	4.38
Balance as of June 30, 2018	117	2,921	$1.82

As of June 30, 2018, there were 1.7 million options vested under all the Company Stock Plans.

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

For the three months ended June 30, 2018 and 2017, the Company recorded stock compensation expense in the amount of $318 thousand and $195 thousand, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded stock compensation expense in the amount of $581 thousand and $604 thousand, respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Valuation and Expense Information

All issuances of stock options or other issuances of equity instruments to employees as the consideration for services received by us are accounted for based on the fair value of the equity instrument issued. The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from our estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. Compensation cost is recorded only for vested options. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants and the plan.

There were 423 thousand options granted during the three months ended June 30, 2018. The weighted average fair value calculations for options granted during the three months ended June 30, 2018 are based on the following assumptions:

For the three months ended June 30,
Description	2018
Dividend-yield	0%
Risk-free interest rate	3.04%
Expected volatility	85.6%
Expected life (years)	6.48
Market value per share on grant date	$1.71
Fair value per share on grant date	$1.28

As of June 30, 2018, the Company had $1.2 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.0 years weighted average remaining term.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The J.D. Heiskell sales activity associated with the Corn Procurement and Working Capital Agreement during the three and six months ended June 30, 2018 and 2017 are as follows:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2018	2017	2018	2017
Ethanol sales	$30,129	$28,130	$58,341	$51,675
Wet distiller's grains sales	8,499	6,457	16,327	12,038
Corn oil sales	893	852	1,816	1,650
Corn/milo purchases	28,760	26,338	56,505	49,727
Accounts receivable	852	384	852	384
Accounts payable	2,241	1,719	2,241	1,719

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2018 and the Wet Distillers Grains Marketing Agreement matures on December 31, 2018 with automatic one-year renewals thereafter.  For the three months ended June 30, 2018 and 2017, the Company expensed marketing costs of $0.7 million and $0.7 million for each period, respectively, under the terms of both the Ethanol and the Wet Distiller’s Grains Marketing agreements. For the six months ended June 30, 2018 and 2017, the Company expensed marketing costs of $1.4 million and $1.2 million, respectively.

As of June 30, 2018, the Company entered into forward purchase contracts for approximately 36 thousand tons of corn, which is the principal raw material for ethanol production. The delivery of this grain will be expected through September 2018.

As of June 30, 2018, the Company has forward sales commitments for approximately 50 thousand tons of WDG. These committed sales will be expected through September 2018.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Summarized financial information by reportable segment for the three and six months ended June 30, 2018 and 2017 follows:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$39,628	$5,400	$45,028	$76,804	$11,242	$88,046
Cost of goods sold	37,079	5,181	42,260	73,061	10,351	83,412

Gross profit	2,549	219	2,768	3,743	891	4,634

Expenses
Research and development expenses	55	-	55	117	-	117
Selling, general and administrative expenses	3,420	169	3,589	6,935	461	7,396
Interest expense	5,199	152	5,351	14,083	296	14,379
Other expense (income)	(2)	(3)	(5)	43	20	63

Income (loss) before income taxes	$(6,123)	$(99)	$(6,222)	$(17,435)	114	(17,321)

Capital expenditures	$567	$208	$775	$1,057	$714	$1,771
Depreciation	992	157	1,149	1,984	315	2,299

	Three months ended June 30, 2017			Six months ended June 30, 2017
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$35,465	$5,299	$40,764	$65,418	$6,920	$72,338
Cost of goods sold	34,359	4,700	39,059	65,008	6,212	71,220

Gross profit	1,106	599	1,705	410	708	1,118

Expenses
Research and development expenses	110	-	110	196	-	196
Selling, general and administrative expenses	2,867	395	3,262	5,891	666	6,557
Interest expense	4,271	57	4,328	8,828	25	8,853
Other expense (income)	(11)	3	(8)	38	(18)	20

Income (loss) before income taxes	$(6,131)	$144	$(5,987)	$(14,543)	35	(14,508)

Capital expenditures	$340	$127	$467	$383	$128	$511
Depreciation	997	155	1,152	1,995	303	2,298

North America: During the three and six months ended June 30, 2018, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 99.7% of the Company’s North America segment revenues for both the three and six months ended June 30, 2018.

During the three and six months ended June 30, 2017, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 99.6% of the Company’s North America segment revenues for the three and six months ended June 30, 2017, respectively.

India. During the three months ended June 30, 2018, two biodiesel customers accounted for 46% and 10% and one refined glycerin customer accounted for 11% of the Company’s consolidated India segment revenues, compared to two biodiesel customers accounting for 57% and 17% and no refined glycerin customers accounting for more than 10% of the Company’s consolidated India segment revenues in the three months ended June 30, 2017.

During the six months ended June 30, 2018, two biodiesel customers accounted for 54% and 11% and no refined glycerin customers accounted for more than 10% of the Company’s consolidated India segment revenues, compared to two biodiesel customers accounting for 54% and 13% and no refined glycerin customers accounting for more than 10% of the Company’s consolidated India segment revenues during the six months ended June 30, 2017.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Total assets by segment consist of the following:

	As of
	June 30,	December 31,
	2018	2017

North America	$78,854	$80,479
India	14,274	13,852
Total Assets	$93,128	$94,331

9.
Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of June 30, 2018 and December 31, 2017. For the three months ended June 30, 2018 and 2017, the Company expensed $10 thousand and $6 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. For the six months ended June 30, 2018 and 2017, the Company expensed $24 thousand and $23 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of June 30, 2018, $0.1 million remained as a prepaid expense. As consideration for the reaffirmation of guaranties required by Amendment No. 13 to the Note Purchase Agreement which the Company entered into with Third Eye Capital on March 1, 2017, the Company also agreed to pay $0.2 million in consideration to McAfee Capital in exchange for their willingness to provide the guaranties. The balance of $284 thousand and $342 thousand for guaranty fee remained as accrued liability as of June 30, 2018 and December 31, 2017 respectively.

10.
Subsequent Events

Subordinated Debt Refinancing

On July 1, 2018, the Subordinated Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2018; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new Note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. Accounting for the July 1, 2018 amendments and the refinancing terms of the Subordinated Notes will be evaluated in accordance with ASC 470-50 Debt – Modification and Extinguishment.

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

●
Secure higher volumes of shipments of fuels at the India plant by developing the sales channels, including, expanding the existing domestic markets, extending international sales by supplying large oil companies, and exporting fuel into the European Union and United States biodiesel markets to capture valuable low carbon fuel credits.

●
Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current offering for $50 million from the Phase II EB-5 program, or by vendor financing arrangements.

Management believes that through the above actions, the Company will have the ability to generate capital liquidity to carry out the business plan for next 12 months.

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
●
Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017.
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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended June 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$39,628	$35,465	$4,163	12%
India	5,400	5,299	101	2%

Total	$45,028	$40,764	$4,264	10%

North America. The 12% increase in revenues during the three months ended June 30, 2018 was due to a 5% increase in gallons of ethanol sold to 16.4 million gallons, compared to 15.6 million gallons in the three months ended June 30, 2017, combined with slight increase of 2% in the average price of ethanol to $1.84 per gallon in the three months ended June 30, 2018. In addition, the average sales price of WDG increased by 34% to $80.65 in the three months ended June 30, 2018 compared to $60.29 in the three months ended June 30, 2017 while the sales volume of WDG decreased slightly by 2% to 105 thousand tons. For the three months ended June 30, 2018, we generated 76% of our revenues from sales of ethanol, 21% from sales of WDG, and 3% from sales of corn oil and CDS. During the three months ended June 30, 2018, plant production averaged 119% of the 55 million gallon per year nameplate capacity.

India.   For the three months ended June 30, 2018 and 2017, we generated 71% of our sales from biodiesel and 29% of our sales from refined glycerin. The increase in revenues for the three months ended June 30, 2018 was due to increase in the average price of refined glycerin by 28% to $1,027 per metric ton compared to the average price of refined glycerin at $800 per metric ton in the three months ended June 30, 2017. In addition, the average price of biodiesel increased by 2% to $897 per metric ton in the three months ended June 30, 2018 compared to $876 per metric during the three months ended June 30, 2017, partially offset by decrease in volumes of biodiesel by 8% to 4,282 metric tons in the three months ended June 30, 2018 compared to 4,661 metric tons in the three months ended June 30, 2017.

Cost of Goods Sold

Three Months Ended June 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$37,079	$34,359	$2,720	8%
India	5,181	4,700	481	10%

Total	$42,260	$39,059	$3,201	8%

North America. We ground 5.7 million bushels of corn during the three months ended June 30, 2018 compared to 5.5 million bushels of corn during the three months ended June 30, 2017. Our cost of feedstock per bushel increased by 5% to an average of $5.02 per bushel during the three months ended June 30, 2018 compared to $4.78 per bushel during the three months ended June 30, 2017. The 4% increase in bushels of corn ground and 5% increase in the average price of corn per bushel increased our feedstock costs by 9%.

India. The increase in cost of goods sold was attributable to the increase in refined glycerin prices by 99% to $927 per metric ton compared to $465 per metric ton in the three months ended June 30, 2017 while the volume of refined glycerin feedstock we ground increased by 6% to 1,392 metric tons compared to 1,316 in the same period last year. The average volume of biodiesel feedstock we ground increased by 48% to 3,689 metric tons in the three months ended June 30, 2018 compared to 2,497 thousand metric tons in the three months ended June 30, 2017 while the average price of biodiesel feedstock decreased by 27% to $746 per metric ton compared to the same period in 2017.

Gross Profit

Three Months Ended June 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$2,549	$1,106	$1,443	130%
India	219	599	(380)	-63%

Total	$2,768	$1,705	$1,063	62%

North America. Gross profit increased by 130% due to an increase in the average price of WDG of 34% and ethanol of 2% coupled with an increase in ethanol sales volumes by 5% during the three months ended June 30, 2018 compared to the same period in 2017. In addition, natural gas and electricity costs along with transportation costs were lower in the three months ended June 30, 2018 compared to the same period in 2017.

India. Gross profit decreased by 63% due to an increase in feedstock costs by 28% to $4.0 million in the three months ended June 30, 2018 compared to the same period in 2017 while the volume of sales decreased by 6% to 5,800 metric tons for all products in the three months ended June 30, 2018, partially offset by an average selling price increase for all products of 9% to $931 during the three months ended June 30, 2018.

Operating Expenses

R&D

Three Months Ended June 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$55	$110	$(55)	-50%
India	-	-	-	0%

Total	$55	$110	$(55)	-50%

R&D expenses decreased in the three months ended June 30, 2018 was due to staffing changes, decreases in rent, and property taxes of $45 thousand and professional fees of $17 thousand compared to the same period in 2017, principally due to the relocation of our R&D facility from Maryland to Minnesota.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended June 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$3,420	$2,867	$553	19%
India	169	395	(226)	-57%

Total	$3,589	$3,262	$327	10%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue during the three months ended June 30, 2018 increased to 9% from 8% in the three months ended June 30, 2017. SG&A expenses during the three months ended June 30, 2018 increased by 19% compared to the three months ended June 30, 2017. The increase was due to an increase in professional fees of $360 thousand, salaries and supplies expense of $141 thousand, and marketing and travel expenses of $63 thousand, offset by decreases in utilities and interest penalties of $11 thousand during the three months ended June 30, 2018.

India. SG&A expenses as a percentage of revenue during the three months ended June 30, 2018 decreased to 3% as compared to 7% in the corresponding period of 2017. The 57% decrease in SG&A expenses during the three months ended June 30, 2018 compared to the same period of 2017 was due to an decrease in operation support charges of $179 thousand, professional fees of $32 thousand, marketing and travel expenses of $19 thousand, offset by an increase in salaries and supplies of $4 thousand in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Other Income and Expense

Three Months Ended June 30 (in thousands)

Other (income)/expense
	2018	2017	Inc/(dec)	% change
North America
Interest rate expense	$4,280	$3,107	$1,173	38%
Debt related fees and amortization expense	919	1,164	(245)	-21%
Other income	(2)	(11)	(9)	-82%

India
Interest rate expense	152	57	95	167%
Other (income) expense	(3)	3	6	200%

Total	$5,346	$4,320	$1,020	24%

Other (Income)/Expense. Other (income) expense consists primarily of interest rate and amortization expenses attributable to our debt facilities and those of our subsidiaries, and interest accrued on the judgments obtained by Cordillera Fund and The Industrial Company. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment loss or gain.

North America. Interest expense was higher in the three months ended June 30, 2018 due to higher debt balances. The decrease in amortization expense was due to debt issuance costs present during the prior period becoming amortized as of June 30, 2018. In addition, we recognized $0.7 million of interest expense and $0.2 million in amortization expense in connection with the GAFI loans. The decrease in other income in the three months ended June 30, 2018 was due to the receipt of $10 thousand in the three months ended June 30, 2017 from the sale of some lab and other equipment from the closing of our Maryland R&D facility.

India. Interest expense increased as a result of draws on two working capital loans in the three months ended June 30, 2018. The increase in other income was caused primarily by an increase in foreign exchange gains.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Six Months Ended June 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$76,804	$65,418	$11,386	17%
India	11,242	6,920	4,322	62%

Total	$88,046	$72,338	$15,708	22%

North America. For the six months ended June 30, 2018, we generated 76% of our revenue from sales of ethanol, 21% from sales of WDG, and 3% from sales of corn oil and CDS.  During the six months ended June 30, 2018, plant production averaged 118% of the 55 million gallon per year nameplate capacity. The increase in revenues for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to an increase in ethanol sales volume of 11% to 32.4 million gallons and an increase in the average ethanol price of 1% to $1.80, compared to $1.78 during the six months ended June 30, 2017. In addition, the average price of WDG increased by 28% to $79 per ton while WDG sales volume increased by 6% to 208 thousand tons in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

India. For the six months ended June 30, 2018, we generated 74% of our sales from biodiesel and 26% of our sales from refined glycerin compared to 71% of our sales from biodiesel and 29% of our sales from refined glycerin during the six months ended June 30, 2017. The increase in revenues for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to a 66% increase in the sales volume of biodiesel to 9,168 metric tons and an increase in the average sales price of biodiesel of 2% to $910 per metric ton. Sales volume of refined glycerin increased slightly by 1% to 2,715 metric tons while the average price of glycerin increased by 43% to $1,068 per metric ton in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Cost of Goods Sold

Six Months Ended June 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$73,061	$65,008	$8,053	12%
India	10,351	6,212	4,139	67%

Total	$83,412	$71,220	$12,192	17%

North America.   We ground 11.3 million bushels of corn and milo during the six months ended June 30, 2018 compared to 10.3 million bushels of corn during the six months ended June 30, 2017. Our cost of corn per bushel increased by 3% to $4.98 per bushel in the six months ended June 30, 2018 compared to the same period in 2017. The increase in cost of goods sold during the six months ended June 30, 2018 compared to June 30, 2017 reflects the increase in ethanol sales volume by 11% combined with the increase in average price of feedstock.

India.   The increase in cost of goods sold during the six months ended June 30, 2018 compared to June 30, 2017 was attributable to an increase in the volume of biodiesel feedstock we ground by 135% to 7,734 metric tons compared to 3,297 metric tons during the six months ended June 30, 2017. In addition, the volume of refined glycerin feedstock we ground increased by 135% to 2,411 metric tons in the six months ended June 30, 2018 compared to 1,028 metric tons in the six months ended June 30, 2017.

Gross Profit

Six Months Ended June 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$3,743	$410	$3,333	813%
India	891	708	183	26%

Total	$4,634	$1,118	$3,516	314%

North America. Gross profit for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 increased due to an increase in the average price of WDG sold of 28% and an increase in ethanol sales volumes by 11%, offset by increases in the volume of feedstock we ground by 11% and the average price of feedstock of 3%.

India. The increase in gross profit was attributable to an increase of the average price of refined glycerin sold of 43% to $1,068 per metric ton and of the sales volume of biodiesel of 66% to 9,168 metric tons, coupled with a decrease in the average price of feedstock by 20% to $789 per metric ton and partially offset by an increase in the total volume of feedstock ground by 135% to 10,145 metric tons as compared to the same period in 2017.

Operating Expenses

R&D
Six Months Ended June 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$117	$196	$(79)	-40%
India	-	-	-	-

Total	$117	$196	$(79)	-40%

R&D expenses decreased in the six months ended June 30, 2018 due to staffing changes, decreases in rent, and property taxes of $82 thousand and professional fees of $15 thousand, partially offset by an increase in miscellaneous and utilities expenses of $18 thousand compared to the same period in 2017, principally due to the movement of our R&D lab from Maryland to Minnesota.

Selling, General and Administrative Expenses (SG&A)

Six Months Ended June 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$6,935	$5,891	$1,044	18%
India	461	666	(205)	-31%

Total	$7,396	$6,557	$839	13%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the six months ended June 30, 2018 were consistent at 9% as compared to the corresponding period of 2017. SG&A expenses during the six months ended June 30, 2018 increased by 17% compared to the six months ended June 30, 2017. The increase in SG&A expenses was primarily due to an increase in salaries, insurance, rent, and interest penalties of $72 thousand, professional fees of $781 thousand, and marketing, travel, and other expenses of $191 thousand for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

India.   SG&A expenses as a percentage of revenue in the six months ended June 30, 2018 decreased to 4% as compared to 10% in the corresponding period of 2017. The decrease was partially due to decrease in operational support charges of $223 thousand, professional fees of $17 thousand, and partially offset by increases in salaries and supplies of $30 thousand and marketing fees of $5 thousand in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Other Income and Expense

Six Months Ended June 30 (in thousands)

Other (income)/expense
	2018	2017	Inc/(dec)	% change
North America
Interest rate expense	$8,407	$5,981	$2,426	41%
Debt related fees and amortization expense	5,676	2,847	2,829	99%
Other income	43	38	5	13%

India
Interest rate expense	296	25	271	1084%
Other (income) expense	20	(18)	(38)	-211%

Total	$14,442	$8,873	$5,493	62%

Other (Income)/Expense. Other (income) expense consists primarily of interest rate and amortization expenses attributable to our debt facilities and those of our subsidiaries, and interest accrued on the judgments obtained by Cordillera Fund and The Industrial Company. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment loss or gain.

North America. Interest expense was higher during the six months ended June 30, 2018 due to an increase in principal and interest on our Senior Notes and Subordinated Notes. Amortization expense in the six months ended June 30, 2018 increased due to expensing the present value of redemption fees of $3.1 million and $0.5 million waiver fees on Amendment No. 14. In addition, we recognized $1.4 million of interest expense and $0.3 million in amortization expense in connection with the GAFI loans. The slight increase in other expense in the six months ended June 30, 2018 was due to normal guarantee expense recognized in the first quarter of 2018 offset by the receipt of $10 thousand from the sale of some lab and other equipment from the closing of our Maryland R&D facility.

India. Interest expense increased as a result of draws on two working capital loans in the six months ended June 30, 2018 compared to a credit for early payoff of raw material vendor loans in the six months ended June 30, 2017. The slight increase in other expense was caused primarily by an increase in foreign exchange losses in the six months ended June 30, 2018.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $1.1 million at June 30, 2018, of which $1.0 million was held in our North American entities, including $2 thousand held by GAFI, and $0.1 million was held in our Indian subsidiary. Our current ratio at June 30, 2018 was 0.27 compared to a current ratio of 0.32 at December 31, 2017. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,069	$428
Current assets (including cash, cash equivalents, and deposits)	11,288	11,462
Current and long term liabilities (excluding all debt)	21,841	20,406
Current & long term debt	168,351	153,786

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of June 30, 2018, the EB-5 escrow account is holding funds in the amount of $0.5 million from one investor pending approval by the USCIS. Funding of $0.5 million was released to the Company on April 26, 2018 and the balance of $0.5 million is expected to be released from the escrow account during the third quarter of 2018. We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

●
Secure higher volumes of shipments of fuels at the India plant by developing the sales channels, including, expanding the existing domestic markets, extending international sales by supplying large oil companies, and exporting fuel into the European Union and United States biodiesel markets to capture valuable low carbon fuel credits.

●
Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current offering for $50 million from the Phase II EB-5 program, or by vendor financing arrangements.

At June 30, 2018, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes, excluding the GAFI Loans discussed below, equaled $85.3 million. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2020; provided, however, that pursuant to Amendment No. 14, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2021 upon notice and payment of a 5% extension fee. We intend to repay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes and/or a senior debt refinancing and/or an equity financing.

At June 30, 2018, GAFI’s outstanding balance of principal, interest and fees, net of discounts, on all GAFI Loans equaled $26.2 million. The current maturity date for the GAFI Loans is July 10, 2019. GAFI intends to repay the GAFI Loans through proceeds from the issuance of a GAFI EB-5 offering.

As of June 30, 2018, the Company has $6.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes with a maturity date of April 1, 2019.

We have no availability under senior debt and Goodland credit facilities.

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

Change in Working Capital and Cash Flows

The below table describes the changes in current and long term debt during the six months ended June 30, 2018:

	Change in total debt	$14,565
Increases to debt:
Accrued interest	8,415
Amendment No.14 fee	500
TEC debt Extension/redemption fee	3,051
January 2018 Promissory note including $10K withheld as fees by TEC	160
Feb 2018 Promissory note including $0.1 million withheld as fees by TEC and $84 thousand paybale at due date	2,184
April 2018 Promissory note including $10K withheld as fees by TEC	260
Sub debt extension fees	340
India working capital draws and changes due to foreign currency	8,015
GAFI loan including $75K fee withheld as fees by TEC	1,575
EB-5 escrow received	500
Note indebtedness covenant wavier fee for Q2'18	250
Change in debt issuance costs, net of amortization	1,274
	Total increases to debt	$26,524

Decreases to debt:
Principal and interest payments to senior lender	(1,774)
Interest payments to EB-5 investors	(366)
Principal, fees and interest payments on working capital loans in India	(8,460)
GAFI interest payments	(1,359)

	Total decreases to debt	$(11,959)

Working capital changes resulted in (i) a $1.0 million increase in inventories due to raw material purchased in the end of the second quarter by India operations and (ii) a $0.6 million increase in cash, partially offset by a $1.1 million decrease in prepaid expenses and other assets mainly due to recognition of $0.7 million prepaid interest on the GAFI Term Loan and $0.3 million in other prepaid interest of our debt classified as long-term debt and a decrease in other prepaid interest of $0.1 million in UBPL operations, and a $0.7 million decrease in accounts receivable and other assets.

Net cash used by operating activities during the six months ended June 30, 2018 was $1.6 million, consisting of non-cash charges of $8.6 million, net changes in operating assets and liabilities of $7.1 million and net loss of $17.3 million. The non-cash charges consisted of: (i) $5.7 million in debt related fees and amortization and patents amortization, (ii) $2.3 million in depreciation expenses and (iii) $0.6 million in stock-based compensation expense. Net changes in operating assets and liabilities consisted primarily of an increase in inventories of $1.3 million, increase in other current long term assets of $0.1 million, and a $0.7 million decrease in other liabilities, partially offset by: (i) a $0.6 million decrease in accounts receivable, (ii) a $1.1 million decrease in prepaid expenses (iii) $2.1 million increase in accounts payable, and (iv) a $5.5 million in accrued interest.

Cash used by investing activities consists of capital expenditures of $1.1 million from U.S. operations and $0.7 million from our UBPL operations.

Cash provided by financing activities was $4.0 million, primarily from proceeds from borrowings of $12.4 million, consisting of $0.5 million received from the EB-5 program, $3.9 million received from TEC promissory notes, and $8.0 million from working capital partners in India for UBPL operations, partially offset by payments of $0.5 million in for TEC Promissory notes, and $7.8 million to working capital partners in India for UBPL operations.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended June 30, 2018.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended June 30, 2018.

Item 4.
Mine Safety Disclosures.

None.

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

Date: August 9, 2018

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2018