Form 10-Q
period 2018-09-30
AEMETIS, INC
filed 2018-11-07
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018
Or

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

The number of shares outstanding of the registrant’s Common Stock on October 31, 2018 was 20,345,437 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2018

INDEX

PART I--FINANCIAL INFORMATION

Item 1	Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	38
Item 4.	Controls and Procedures.	38

PART II--OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop new, and to maintain and protect new and existing, intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	September 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$68	$428
Accounts receivable	1,494	2,219
Inventories	7,682	5,737
Prepaid expenses	882	2,435
Other current assets	619	643
Total current assets	10,745	11,462

Property, plant and equipment, net	76,812	78,837
Other assets	4,173	4,032
Total assets	$91,730	$94,331

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$13,348	$10,457
Current portion of long term debt	1,847	2,039
Short term borrowings	17,555	13,586
Mandatorily redeemable Series B convertible preferred stock	3,022	2,946
Accrued property taxes	2,999	3,677
Other current liabilities	4,487	3,311
Total current liabilities	43,258	36,016
Long term liabilities:
Senior secured notes	86,282	73,986
EB-5 notes	35,000	34,000
GAFI secured and revolving notes	25,018	24,351
Long term subordinated debt	5,936	5,824
Other long term liabilities	-	15
Total long term liabilities	152,236	138,176

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 20,345 and 20,088 shares issued and outstanding each period, respectively	20	20
Additional paid-in capital	85,719	84,679
Accumulated deficit	(181,778)	(160,188)
Accumulated other comprehensive loss	(3,871)	(2,904)
Total stockholders' deficit attributable to Aemetis, Inc.	(99,909)	(78,392)
Non-controlling interest - GAFI	(3,855)	(1,469)
Total stockholders' deficit	(103,764)	(79,861)
Total liabilities and stockholders' deficit	$91,730	$94,331

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues	$44,635	$38,935	$132,681	$111,273

Cost of goods sold	41,967	36,980	125,379	108,200

Gross profit	2,668	1,955	7,302	3,073

Research and development expenses	74	1,876	191	2,072
Selling, general and administrative expenses	3,893	3,182	11,289	9,739

Operating loss	(1,299)	(3,103)	(4,178)	(8,738)

Other (income) expense:

Interest expense
Interest rate expense	4,692	3,867	13,395	9,873
Debt related fees and amortization expense	719	1,265	6,395	4,112
Other (income) expense	(61)	(18)	2	2

Loss before income taxes	(6,649)	(8,217)	(23,970)	(22,725)

Income tax expense	-	-	6	6

Net loss	(6,649)	(8,217)	$(23,976)	$(22,731)

Less: Net loss attributable to non-controlling interest	(792)	(707)	(2,386)	(707)

Net loss attributable to Aemetis, Inc.	$(5,857)	$(7,510)	$(21,590)	$(22,024)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(423)	(87)	(967)	311
Comprehensive loss	$(7,072)	$(8,304)	$(24,943)	$(22,420)

Net loss per common share attributable to Aemetis, Inc.
Basic	$(0.29)	$(0.38)	$(1.07)	$(1.11)
Diluted	$(0.29)	$(0.38)	$(1.07)	$(1.11)

Weighted average shares outstanding
Basic	20,252	19,804	20,220	19,760
Diluted	20,252	19,804	20,220	19,760

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$(23,976)	$(22,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	783	800
Stock issued for services	22	-
Depreciation	3,457	3,471
Debt related fees and amortization expense	6,395	4,112
Intangibles and other amortization expense	105	98
Change in fair value of warrant liability/SARs	(44)	3
Changes in operating assets and liabilities:
Accounts receivable	670	(932)
Inventories	(2,588)	(2,456)
Prepaid expenses	1,551	89
Other current and long-term assets	(344)	(41)
Accounts payable	2,999	1,507
Accrued interest expense and fees, net of payments	8,451	8,091
Other liabilities	(835)	1,633
Net cash used in operating activities	(3,354)	(6,356)

Investing activities:
Capital expenditures	(2,498)	(681)

Net cash used in investing activities	(2,498)	(681)

Financing activities:
Proceeds from borrowings	16,484	13,146
Repayments of borrowings	(12,449)	(8,889)
GAFI proceeds from borrowings	1,500	2,810
Net cash provided by financing activities	5,535	7,067

Effect of exchange rate changes on cash and cash equivalents	(43)	233
Net cash and cash equivalents increase (decrease) for period	(360)	263
Cash and cash equivalents at beginning of period	428	1,486
Cash and cash equivalents at end of period	$68	$1,749

Supplemental disclosures of cash flow information, cash paid:
Interest paid	$4,700	$1,875
Income taxes paid	6	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Fair value of warrants issued to subordinated debt holders	235	321
Repurchase of common stock added to TEC promissory note	-	451
TEC promissory notes fees added to notes	204	1,169
Senior debt extension and waiver fees added to debt	4,051	4,446
GAFI plant, property & equipment acquired with debt	-	15,431
Payment of TEC bridge loan added to GAFI Revolving loan	-	3,669
Debt exchanged for prepaid interest on GAFI Term loan	-	2,250
Stock Appreciation Rights issued for GAFI Amendment No. 1	1,277	-

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

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis, Inc., a Nevada corporation, and its wholly owned subsidiaries (collectively, Aemetis or the Company). Additionally, we consolidate all entities in which we have a controlling financial interest either directly or by option to acquire the interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests; however, an enterprise must consolidate a variable interest entity (VIE) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In July 2017, Goodland Advanced Fuels, Inc. (GAFI) acquired a partially completed ethanol plant in Goodland, Kansas, and as part of the transaction, GAFI entered into a note purchase agreement (GAFI Note Purchase Agreement) for a revolving loan (GAFI Revolving Loan) and term loan (GAFI Term Loan, and together with the GAFI Revolving Loan, the GAFI Loans) with Third Eye Capital Corporation (Third Eye Capital). The transaction provided Aemetis with both an option agreement (GAFI Option Agreement) to acquire all of the outstanding stock from GAFI at $0.01 per share, as well as the ability for Aemetis, and its subsidiary Aemetis Advanced Products Keyes, Inc. (AAPK), to borrow portions of the GAFI Revolving Loan. In exchange, Aemetis and AAPK each provided a limited guaranty (GAFI Limited Guaranty). GAFI is thinly capitalized by its sole shareholders, and dependent on the terms of the agreements with Third Eye Capital and Aemetis to support its own activities. Additionally, the combination of the GAFI Limited Guaranty and the GAFI Option Agreement provide sufficient basis for Aemetis to direct the activities of GAFI. Upon application of the consolidation guidance in ASC 810 Consolidation, we determined that GAFI is a variable interest entity with Aemetis as the primary beneficiary. Accordingly, the consolidated financial statements include the account of GAFI. See “Part I, Item 1. Financial Statements – Note 5. Variable Interest Entity.” All intercompany balances and transactions have been eliminated in consolidation, including transactions between GAFI and Aemetis, Inc.

The accompanying consolidated condensed balance sheet as of September 30, 2018, the consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and the consolidated condensed statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The consolidated condensed balance sheet as of December 31, 2017 was derived from the 2017 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2017 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information and footnote, disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2018 and 2017 have been prepared on the same basis as the audited consolidated statements as of December 31, 2017 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

We derive revenue primarily from sales of ethanol and related co-products in North America, and biodiesel and refined glycerin in India based on the supply agreements and purchase order contracts. We assessed the following criteria under the guidance: i) identify the contracts with customer, ii) identify the performance obligations in the contract, iii) determine the transaction price, iv) allocate the transaction price to the performance obligations, and v) recognize revenue when the entity satisfies the performance obligations.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The below table shows our sales in North America by product category:

North America (in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Ethanol sales	$29,661	$27,996	$88,002	$79,672
Wet distiller's grains sales	8,116	6,938	24,443	18,975
Other sales	799	1,078	2,935	2,783

	$38,576	$36,012	$115,380	$101,430

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

The below table shows our sales in India by product category:

India (in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Biodiesel sales	$5,207	$2,526	$13,548	$7,460
Refined Glycerin sales	852	397	3,753	2,383
	$6,059	$2,923	$17,301	$9,843

We also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those customers in some contractual agreements.

In North America, we buy corn as feedstock in producing ethanol from our working capital partner J.D. Heiskell and we sell all ethanol, WDG, and corn oil produced in this process to J.D. Heiskell. Our finished goods tank is leased by J.D. Heiskell and they require us to transfer legal title to the product upon transfer of our finished ethanol to this location. We consider the purchase of corn as a cost of goods sold and the sale of ethanol upon transfer to the finished goods tank as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have a legal title to the goods during the processing time. Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. The Company has elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general, & administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount.

In India, we occasionally enter into contracts where we purchase feedstock from the customer, process the feedstock into biodiesel, and sell to the same customer. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel as long as it resides on our premises. Hence, we are the principal in both North America and India sales scenarios where our customer and vendor are the same.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of September 30, 2018.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and it requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowances for doubtful accounts as of September 30, 2018 and December 31, 2017.

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

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires testing for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and nine months ended September 30, 2018 and 2017, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of September 30, 2018 and 2017:

	As of
	September 30, 2018	September 30, 2017

Series B preferred (post split basis)	132	132
Common stock options and warrants	2,990	2,554
Debt with conversion feature at $30 per share of common stock	1,228	1,194
SARs conversion if stock issued at $1.11 per shares to cover $2.1 million	1,893	-
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	6,243	3,880

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

2.
Inventory

Inventory consists of the following:

	September 30, 2018	December 31, 2017
Raw materials	$4,201	$2,829
Work-in-progress	2,697	1,605
Finished goods	784	1,303
Total inventories	$7,682	$5,737

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

3.
Property, Plant and Equipment

Property, plant and equipment consist of the following:
	September 30, 2018	December 31, 2017
Land	$2,680	$2,747
Plant and buildings	81,974	82,652
Furniture and fixtures	1,049	1,003
Machinery and equipment	3,860	3,972
Construction in progress	2,545	941
GAFI property, plant & equipment	15,408	15,408
Total gross property, plant & equipment	107,516	106,723
Less accumulated depreciation	(30,704)	(27,886)
Total net property, plant & equipment	$76,812	$78,837

Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and Buildings	20-30
Machinery & Equipment	5-7
Furniture & Fixtures	3-5

For the three months ended September 30, 2018 and 2017, the Company recorded depreciation expense of $1.2 million for each period. For the nine months ended September 30, 2018 and 2017, the Company recorded depreciation expense of $3.5 million for each period.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment of long-lived assets during the three and nine months ended September 30, 2018 and 2017.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

4.
Debt

Debt consists of the following:

	September 30, 2018	December 31, 2017
Third Eye Capital term notes	$7,022	$6,931
Third Eye Capital revolving credit facility	43,807	35,371
Third Eye Capital revenue participation term notes	11,792	11,636
Third Eye Capital acquisition term notes	23,661	20,048
Third Eye Capital promissory note	2,080	-
Cilion shareholder seller notes payable	5,936	5,824
Subordinated notes	9,640	8,725
EB-5 long term promissory notes	36,847	36,039
Unsecured working capital loans	5,835	4,861
GAFI Term and Revolving loans	25,018	24,351
Total debt	171,638	153,786
Less current portion of debt	19,402	15,625
Total long term debt	$152,236	$138,161

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

On February 27 2018, a Promissory Note (the February 2018 Note, together with the Original Third Eye Capital Notes, the Third Eye Capital Notes) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2018. In consideration of the February 2018 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. The maturity date of the note was September 30, 2018 with $84 thousand in fees due and payable at the time of the redemption of the Note. As of September 30, 2018, the outstanding balance of principal and interest on the February 2018 note was $2.1 million.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On March 27, 2018, Third Eye Capital agreed to Limited Waiver and Amendment No. 14 to the Note Purchase Agreement (Amendment No. 14), to: (i) extend the maturity date of the Third Eye Capital Notes two years to April 1, 2020 in exchange for an amendment fee consisting of 6% (3% per year) of the outstanding note balance in the form of an increase in the fee payable in the event of a redemption of the Third Eye Capital Notes (as defined in the Note Purchase Agreement); (ii) provide that the maturity date may be further extended at our election to April 1, 2021 in exchange for an extension fee of 5%; (iii) provide for an optional quarterly waiver of the ratio of note indebtedness covenant until January 1, 2019 with the payment of a waiver fee of $0.25 million; and (iv) remove the redemption fee described in (i) above from the calculation of the ratio of note indebtedness covenant. In addition to the fee discussed in (i), as consideration for such amendment and waiver, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.5 million to be added to the outstanding principal balance of the Revolving Credit Facility.

We evaluated Amendment No. 14 in accordance with ASC 470-60 Troubled Debt Restructuring. According to guidance, we considered Amendment No. 14 to be a troubled debt restructuring. We assessed all the terms to confirm if there is a concession granted by the creditor. The maturity date of the Third Eye Capital Notes was extended to April 1, 2020 for a 6% fee, compared to the extension fee of 5% provided by Amendment No. 13 to the Note Purchase Agreement (Amendment No. 13), for a one-year extension. No interest is accrued on these fees. In order to assess whether the creditor granted a concession, we calculated the post-restructuring effective interest rate by projecting cash flows on the new terms and solved for a discount rate equal to the carrying amount of pre-restructuring of debt, and by comparing this calculation to the terms of Amendment No. 13, we determined that Third Eye Capital provided a concession in accordance with the provisions of ASC 470-60 Troubled Debt Restructuring and thus applied troubled debt restructuring accounting. The extension fee, due at maturity, was discounted at the effective interest rate of the Third Eye Capital Notes, and an immediate charge was taken to recognize the fees into amortization expense on the income statement related to the troubled debt restructuring of $3.1 million and amendment fees of $0.5 million. Using the effective interest method of amortization, the remaining extension fee of $1.4 million will be amortized over the stated remaining life of the Third Eye Capital Notes.

On September 30, 2018, the Company requested and received an optional waiver of the ratio of note indebtedness covenant with the payment of a waiver fee of $0.25 million, which was added to the Revolving Credit Facility for the quarter ended September 30, 2018. The Company may request additional optional waiver of the ratio of note indebtedness covenant for the quarter ended December 31, 2018, but there are no waivers available for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019. According to ASC 470-10-45 debt covenant classification guidance, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. To assess this guidance, the Company performed ratio and cash flow analysis using the forecast and debt levels. Based on this analysis, the Company believes that it is reasonably possible that through a combination of cash flow from operations, new projects that provide additional liquidity, and sales of EB-5 investments, it will be able to meet the ratio of the note indebtedness covenant over the next 12 months, hence the notes are classified as long term debt.

On March 27, 2018, Third Eye Capital agreed to a one-year reserve liquidity facility governed by a promissory note, payable in the principal amount of up to $6.0 million dollars. Borrowings under the facility are available from March 27, 2018 until maturity on April 1, 2019. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2019. The promissory note is secured by liens and security interests upon the property and assets of the Company. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $0.2 million payable from the proceeds of the first drawing under the facility. As of September 30, 2018, no draws were outstanding on this Note.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Terms of Third Eye Capital Notes

A.
Term Notes. As of September 30, 2018, the Company had total of $7.0 million in principal and interest outstanding under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2020.

B.
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (19.00% as of September 30, 2018), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2020. As of September 30, 2018, AAFK had $43.8 million in principal, interest, and waiver fees outstanding under the Revolving Credit Facility net of $0.3 million unamortized discount issuance costs, of which $0.5 million were interest-accruing waiver fees added on March 27, 2018 as part of Amendment No. 14 and $0.3 million were interest-accruing covenant waiver fees added on each period ended June 30, 2018 and September 30, 2018 to the Revolving Credit Facility.

C.
Revenue Participation Term Notes. The Revenue Participation Term Notes bear interest at 5% per annum and mature on April 1, 2020. As of September 30, 2018, the Company had a total of $11.8 million in principal and interest outstanding on the Revenue Participation Term Notes.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (16.00% per annum as of September 30, 2018) and mature on April 1, 2020. As of September 30, 2018, Aemetis Facility Keyes, Inc. had $23.7 million in principal, interest and redemption fees outstanding net of unamortized discount issuances costs of $1.1 million. The outstanding balance includes the present value of the redemption fee of $3.1 million which was added to the Acquisition Term Notes on March 27, 2018 as part of Amendment No. 14.

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

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of September 30, 2018, Aemetis Facility Keyes, Inc. had $5.9 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On July 1, 2018, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2018; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated the July 1, 2018 amendment and the refinancing terms of the Subordinated Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At September 30, 2018 and December 31, 2017, the Company had, in aggregate, $9.6 million net of unamortized of discount costs of $0.3 million and $8.7 million in principal and interest outstanding, respectively, under the Subordinated Notes.

EB-5 long-term promissory notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the EB-5 Notes) bearing interest at 3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the EB-5 Phase I funding). The original maturity date on the promissory notes can be extended automatically for a one or two year period initially and is eligible for further one-year automatic extensions as long as there is no notice of non-extension from investors and the investors’ immigration process is in progress. The notice of non-extension should be given at 12 month period to take effect for the next maturity date. As a result, the notes have been recognized as non-current. The EB-5 Notes are convertible after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of September 30, 2018, $35.0 million has been released from the escrow amount to the Company. As of September 30, 2018, $0.5 million is remaining in escrow and $0.5 million is to be funded to escrow. As of September 30, 2018, $35.0 million in principal and $1.8 million in accrued interest was outstanding on the EB-5 Notes. Out of the $36.8 million total outstanding, $1.8 million will be due within a year.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding to refinance indebtedness and for capital expenditures of Aemetis, Inc. and Goodland Advanced Fuels, Inc.

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (Gemini). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada plant. Working capital advances bear interest at 12%. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada plant. The Company made principal and interest payments to Gemini of approximately $10.4 million and $6.2 million during the nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, the Company had $4.7 million and $3.5 million outstanding on this agreement.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as operational support charges by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations (“BP Operations”) only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 days period at the rate of 14.75% per annum interest rate. The term of the agreement continues until the either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the nine months ended September 30, 2018 and 2017, the Company made principal and interest payments to Secunderabad Oils of approximately $3.0 million and $2.3 million, respectively. As of September 30, 2018 and December 31, 2017, the Company had $1.1 million and $1.3 million outstanding under this agreement, respectively.

Variable Interest Entity (GAFI) Term loan and Revolving loan. On July 10, 2017, GAFI entered into the GAFI Note Purchase Agreement with Third Eye Capital and the noteholders made a party thereto from time to time (the GAFI Noteholders). See “Part I, Item 1. Financial Statements – Note 5. Variable Interest Entity.” Pursuant to the GAFI Note Purchase Agreement, the GAFI Noteholders agreed, subject to the terms and conditions of the GAFI Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) the GAFI Term Loan in an aggregate amount of $15.0 million dollars and (ii) the GAFI Revolving Loan in an amount not to exceed ten million dollars in the aggregate. The interest rate per annum applicable to the GAFI Term Loan is equal to 10%. The interest rate per annum applicable to the GAFI Revolving Loan is the greater of the Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12%). The maturity date of the GAFI Loans is July 10, 2019. The maturity date may be extended at the option of GAFI for up to two additional one-year periods upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. An initial advance under the GAFI Revolving Loan was made for $2.2 million as a prepayment of interest on the GAFI Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to the Noteholders.

On June 28, 2018, GAFI entered into Amendment No.1 to the GAFI Term Loan with Third Eye Capital for an additional amount of $1.5 million with a fee of $75 thousand added to the loan from Third Eye Capital at a 10% interest rate. The fee of $75 thousand was recognized as expense on the Amendment date. Pursuant to Amendment No.1, Aemetis, Inc. entered into a Stock Appreciation Rights Agreement to issue 1,050,000 Stock Appreciation Rights (SARs) to Third Eye Capital on August 23, 2018, with an exercise date of one year from the issuance date with a call option for the Company at $2.00 per share during the first 11 months of the agreement either to pay $2.1 million in cash or issue common stock worth of $2.1 million based on 30-day weighted average price of the stock on the call date, and a put option for the Third Eye Capital at $1.00 per share during the 11th month of the agreement where the Company can redeem the SARs for $1.1 million in cash. In the event that none of the above options is exercised, the SARs will be automatically exercised one year from the date of the issuance date based upon the 30-day weighted average price of the stock price and paid in cash and cash equivalents. We used an outside valuation expert to value the SARs using the Monte Carlo method. We recorded the fair value of the SARs of $1.3 million as fees on Amendment No. 1 and will be amortized over the term of the loan according to ASC 470-50 Debt – Modification and Extinguishment. The Company also recorded a liability for the fair value of $1.3 million which will be re-measured at every quarter end until the SARs are exercised.

As of September 30, 2018 and December 31, 2017, GAFI had $16.6 million outstanding on the term loan and $10.0 million outstanding on the revolving loan with $0.1 million in interest paid in arrears.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

GAFI, the Company and its subsidiary Aemetis Advanced Products Keyes, Inc. (AAPK) also entered into separate intercompany revolving promissory notes (the GAFI Intercompany Notes), dated July 10, 2017, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the GAFI Revolving Loan borrowed under the Amended GAFI Note Purchase Agreement to the Company. The Company borrowed $1.5 million on June 28, 2018. As of September 30, 2018 and December 31, 2017, the Company and AAPK had $6.5 million and $5.7 million outstanding on the GAFI Intercompany Notes. The outstanding balances are eliminated upon consolidation.

Debt repayments for the Company’s loan obligations follow:

Twelve months ended September 30,	Debt Repayments
2019	$19,402
2020	140,108
2021	12,500
2022	2,686
Total debt	174,696
Debt issuance costs	(3,058)
Total debt	$171,638

5.
Variable Interest Entity

GAFI was formed to acquire the partially completed Goodland ethanol plant in Goodland, Kansas. GAFI entered into the GAFI Note Purchase Agreement with Third Eye Capital to acquire the plant. GAFI, the Company and its subsidiary AAPK also entered into separate GAFI Intercompany Notes, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the GAFI Revolving Loan incurred under the GAFI Note Purchase Agreement to the Company. Aemetis, Inc. and AAPK (in such capacity, the GAFI Guarantors) also agreed to enter into a limited guaranty (the GAFI Limited Guaranty). Pursuant to the GAFI Limited Guaranty, the GAFI Guarantors agreed to guarantee the prompt payment and performance of all unpaid principal and interest on the GAFI Loans and all other obligations and liabilities of GAFI to the GAFI Noteholders in connection with the GAFI Note Purchase Agreement. The obligations of the GAFI Guarantors pursuant to the GAFI Limited Guaranty are secured by a first priority lien over all assets of the GAFI Guarantors pursuant to separate general security agreements entered into by each GAFI Guarantor. The aggregate obligations and liabilities of each GAFI Guarantor is limited to the sum of (i) the aggregate amount advanced by GAFI to such GAFI Guarantor under and in accordance with the GAFI Intercompany Notes and (ii) the obligation of the GAFI Guarantor pursuant to its indemnity and expense obligations under the GAFI Limited Guaranty prior to the date on which the option under the GAFI Option Agreement is exercised. Additionally, on July 10, 2017, the Company entered into the GAFI Option Agreement by and between GAFI and the sole shareholder of GAFI, pursuant to which the Company was granted an irrevocable option to purchase all, but not less than all, of the capital stock of GAFI for an aggregate purchase price equal to $0.01 per share for a total purchase price of $10.00 (such option, the GAFI Option). The GAFI Option provides for automatic triggering in the event of certain default circumstances. After the automatic exercise upon default, the GAFI Limited Guaranty no longer applies and the GAFI Guarantors are responsible for the outstanding balances of the GAFI Term Loan and the GAFI Revolving Loan. Additionally, Third Eye Capital was granted a warrant for the purchase of 250 shares, representing 20% of the outstanding shares of GAFI, for a period of 10 years at an exercise price of $0.01 per share. The sole shareholder of GAFI received 100,000 common stock of the Company as consideration. On July 10, 2017, the Company issued the 100,000 shares and recognized $0.1 million of stock compensation expense during the year ended December 31, 2017.

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

The following are the Balance Sheets and Statements of Operations of GAFI:

	Goodland Advanced Fuels, Inc.
	As of
	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2	$184
Prepaid expenses	409	1,581
Total current assets	411	1,765

Property, plant and equipment	15,408	15,408
Promissory note receivable from Aemetis	6,494	5,709

Total assets	$22,313	$22,882

Liabilities and stockholder deficit

Accounts payable	$7	$-
Secured and revolving notes	26,161	24,351

Total liabilities	26,168	24,351

Accumulated deficit	(3,855)	(1,469)
Total liabilities and stockholder deficit	$22,313	$22,882

	Goodland Advanced Fuels, Inc.
	Statements of Operations
	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Selling, general and administrative expenses	$89	$131	$321	$131

Operating loss	(89)	(131)	(321)	(131)

Interest expense
Interest rate expense	739	584	2,106	584
Debt related fees and amortization expense	168	125	493	125
Other income	(204)	(133)	(534)	(133)

Net loss	$(792)	$(707)	$(2,386)	$(707)

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

On January 18, 2018 and May 17, 2018, 725 and 423 thousand stock option grants were issued to employees and directors under the Company Stock Plans respectively. As of September 30, 2018, 2.9 million options are outstanding under the Company Stock Plans.

Inducement Equity Plan Options

In March 2016, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100 thousand non-statutory stock options to purchase common stock. As of September 30, 2018, 12 thousand options were outstanding.

Common Stock Reserved for Issuance

The following is a summary of options granted under the Company Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2017	196	2,189	$2.70
Authorized	655	-	-
Granted	(1,148)	1,148	1.07
Exercised	-	(2)	0.67
Forfeited/expired	440	(440)	4.35
Balance as of September 30, 2018	143	2,895	$1.80

As of September 30, 2018, there were 1.8 million options vested under all the Company Stock Plans.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

For the three months ended September 30, 2018 and 2017, the Company recorded stock compensation expense in the amount of $202 thousand and $196 thousand, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded stock compensation expense in the amount of $783 thousand and $800 thousand, respectively.

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

There were no stock options granted during the three months ended September 30, 2018.

As of September 30, 2018, the Company had $1.0 million of total unrecognized compensation expense for employees that the Company will amortize over the 1.84 years of weighted average remaining term.

The Company entered into a Stock Appreciation Rights Agreement to issue 1,050,000 Stock Appreciation Rights (SARs) to Third Eye Capital on August 23, 2018 as part of Amendment No.1 to GAFI Note Purchase Agreement with an exercise date of one year from the issuance date. The SARs Agreement contains a call option for the Company at $2.00 per share during the first 11 months of the agreement either pay $2.1 million in cash or issue common stock worth of $2.1 million based on 30-day weighted average price of the stock on the call date, and a put option for the Third Eye Capital at $1.00 per share during the 11th month of the agreement where TEC can redeem the SARs for $1.1 million in cash and cash equivalents. If none of the above options is exercised, SARs are automatically exercised and paid for in cash and cash equivalents one year from the issuance date based upon the 30-day weighted average price of the Company’s stock price. We used an outside valuation expert to value the SARs using the Monte Carlo method. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, such assumptions include the following: the fair value of our common stock, which was at $1.28 on August 23, 2018, the volatility of our common stock for a year at 127%, and a risk-free interest rate for one year at 2.43%. Based on this valuation, we recorded a fair value of the SARs of $1.27 million as fees on Amendment No. 1 to the GAFI term loan and these fees are amortized over the term of the loan according to ASC 470-50 Debt – Modification and Extinguishment. The Company also recorded a liability for the fair value of $1.27 million in other liabilities which will be re-measured at every quarter end using the Monte Carlo valuation method until the SARs are exercised. The SARs were re-measured at the September 30, 2018 using the following assumptions: the Company’s stock price at $1.02, the volatility of the stock at 127%, the risk-free interest rate at 2.59%. Based on this valuation of $1.172, the SARs liability should be reduced to $1.23 million, hence we recorded the change in fair value as other income. The Company considers the stock appreciation rights to be level 3 of the fair value hierarchy based upon the applicable guidance.

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

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital

Agreements during the three and nine months ended September 30, 2018 and 2017 are as follows:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2018	2017	2018	2017
Ethanol sales	$29,661	$27,996	$88,002	$79,672
Wet distiller's grains sales	8,116	6,938	24,443	18,975
Corn oil sales	714	1,043	2,530	2,693
Corn purchases	27,786	26,338	84,291	49,727
Accounts receivable	1,079	776	1,079	776
Accounts payable	2,416	1,976	2,416	1,976

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2018 and the Wet Distillers Grains Marketing Agreement matures on December 31, 2018 with automatic one-year renewals thereafter.  For the three months ended September 30, 2018 and 2017, the Company expensed marketing costs of $0.7 million and $0.6 million for each period, respectively, under the terms of both the Ethanol and the Wet Distiller’s Grains Marketing agreements. For the nine months ended September 30, 2018 and 2017, the Company expensed marketing costs of $2.1 million and $1.8 million, respectively.

As of September 30, 2018, the Company has forward sales commitments for approximately 97 thousand tons of WDG. These committed sales will be expected through December 2018.

8.
Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Company’s owned ethanol plant in Keyes, California, Goodland plant, Kansas and its technology research and development lab. As the Company’s technology gains market acceptance, this business segment will initially include its domestic commercial application of cellulosic ethanol technology, its plant construction projects and any acquisitions of ethanol or ethanol related technology facilities in North America.

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

Summarized financial information by reportable segment for the three and nine months ended September 30, 2018 and 2017 follows:

	Three months ended September 30, 2018			Three months ended September 30, 2017
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$38,576	$6,059	$44,635	$36,012	$2,923	$38,935
Cost of goods sold	36,147	5,820	41,967	33,995	2,985	36,980

Gross profit (loss)	2,429	239	2,668	2,017	(62)	1,955

Expenses
Research and development expenses	74	-	74	1,876	-	1,876
Selling, general and administrative expenses	3,645	248	3,893	2,941	241	3,182
Interest expense	5,261	150	5,411	4,978	154	5,132
Other expense (income)	(55)	(6)	(61)	(5)	(13)	(18)

Loss before income taxes	$(6,496)	$(153)	$(6,649)	$(7,773)	$(444)	$(8,217)

Capital expenditures	$703	$24	$727	$65	$105	$170
Depreciation	992	166	1,158	1,014	159	1,173

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$115,380	$17,301	$132,681	$101,430	$9,843	$111,273
Cost of goods sold	109,208	16,171	125,379	99,003	9,197	108,200

Gross profit	6,172	1,130	7,302	2,427	646	3,073

Expenses
Research and development expenses	191	-	191	2,072	-	2,072
Selling, general and administrative expenses	10,580	709	11,289	8,832	907	9,739
Interest expense	19,344	446	19,790	13,806	179	13,985
Other expense	(12)	14	2	33	(31)	2

Loss before income taxes	$(23,931)	(39)	(23,970)	$(22,316)	(409)	(22,725)

Capital expenditures	$1,760	$738	$2,498	$448	$233	$681
Depreciation	2,976	481	3,457	3,009	462	3,471

North America. During the three and nine months ended September 30, 2018, the Company’s revenues from ethanol, WDG, and corn oil were earned pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 99.8% and 99.6% of the Company’s North America segment revenues for the three and nine months ended September 30, 2018, respectively.

During the three and nine months ended September 30, 2017, the Company’s revenues from ethanol, WDG, and corn oil were earned pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 99.9% and 99.9% of the Company’s North America segment revenues for the three and nine months ended September 30, 2017, respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

India. During the three months ended September 30, 2018, two biodiesel customers accounted for 57% and 18% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues, compared to three biodiesel customers accounted for 41%, 29%, and 13% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues during the three months ended September 30, 2017.

During the nine months ended September 30, 2018, two biodiesel customers accounted for 55% and 13% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues, compared to two biodiesel customers accounted for 47% and 12% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues during the nine months ended September 30, 2017.

Total assets consist of the following:

	As of
	September 30,	December 31,
	2018	2017

North America	$77,172	$80,479
India	14,558	13,852
Total Assets	$91,730	$94,331

9.
Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of September 30, 2018 and December 31, 2017. For the three months ended September 30, 2018 and 2017, the Company expensed $13 thousand and $5 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. For the nine months ended September 30, 2018 and 2017, the Company expensed $38 thousand and $28 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of September 30, 2018, $0.1 million remained as a prepaid expense. As consideration for the reaffirmation of guaranties required by Amendment No. 13 to the Note Purchase Agreement which the Company entered into with Third Eye Capital on March 1, 2017, the Company also agreed to pay $0.2 million in consideration to McAfee Capital in exchange for their willingness to provide the guaranties. The balance of $246 thousand and $342 thousand for guaranty fee remained as accrued liability as of September 30, 2018 and December 31, 2017 respectively.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

●
Expand the ethanol sold at the Keyes plant to include the cellulosic ethanol to be generated at a cellulosic ethanol production facility in nearby Riverbank, California (the Riverbank Cellulosic Ethanol Facility), and to utilize lower cost, non-food advanced feedstocks to significantly increase margins by 2020.
●
Monetize the carbon dioxide (CO2) produced at the Keyes plant by executing on the agreement with Linde for the delivery of gas to their neighboring facility to be built during 2018 and 2019.
●
Rely on the approval of a $125M U.S. Department of Agriculture loan guarantee to raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed technology from LanzaTech Technology (LanzaTech) and InEnTec Technology (InEnTec) to generate federal and state carbon credits available for ultra-low carbon fuels.
●
Secure higher volumes of shipments of fuels at the India plant by developing the sales channels and expanding the existing domestic markets.
●
Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current debt offering for $50 million from the Phase II EB-5 program, or by vendor financing arrangements.

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
●
Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017.
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

We were incorporated in Nevada in 2006.

We own and operate a 60 million gallon per year ethanol production facility located in Keyes, California (the Keyes plant). In addition to ethanol, the Keyes plant produces Wet Distillers Grains (WDG), Distillers Corn Oil (DCO), and Condensed Distillers Solubles or corn syrup (CDS), all of which are sold to local dairies and feedlots as animal feed. The primary feedstock used for the production of low carbon renewable fuel ethanol at the Keyes plant is number #2 yellow dent corn. The corn is procured by J.D. Heiskell from various Midwestern grain facilities and shipped via Union Pacific Rail Road to an unloading facility adjacent to the Keyes plant. During the third quarter of 2017, we entered into an agreement with a major industrial gas company, The Linde Group (Linde), to sell CO2 produced at the Keyes ethanol plant, which will add incremental income for the North America segment, when construction is completed during 2019.

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

During 2017, Goodland Advanced Fuels, Inc. (GAFI) was formed to acquire land, buildings and process equipment in Goodland, Kansas. At acquisition, the assets were valued at $15.4 million and provide a base for the construction and development of the GAFI plant. GAFI entered into a Note Purchase Agreement with Third Eye Capital. GAFI, the Company and its subsidiary Aemetis Advanced Product Keyes (AAPK) also entered into separate GAFI Intercompany Notes, pursuant to which GAFI lent a portion of the proceeds of the GAFI Revolving Loan pursuant to the GAFI Note Purchase Agreement. Additionally, the Company entered into a separate Option Agreement allowing for the acquisition of substantially all of the common stock of GAFI pursuant to certain conditions. The terms of the GAFI Intercompany Notes, in combination with the GAFI Limited Guaranty and the GAFI Option Agreement provide sufficient basis for Aemetis to direct the activities of GAFI.

We also own and operate a biodiesel production facility in Kakinada, India with a nameplate capacity of 150 thousand metric tons per year, which is equal to about 50 million gallons per year. We believe the Kakinada plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada plant is capable of processing a variety of vegetable oil and animal fat waste feedstocks into biodiesel that meet international product standards. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, and sells the valuable lubricant to the pharmaceutical, personal care, paint, adhesive and other industries.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Our revenues are derived primarily from sales of ethanol and Wet Distillers Grains (WDG) in North America and biodiesel and glycerin in India.

Three Months Ended September 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$38,576	$36,012	$2,564	7%
India	6,059	2,923	3,136	107%

Total	$44,635	$38,935	$5,700	15%

North America. During the three months, ended September 30, 2018, plant production averaged 121% of the 55 million gallons per year nameplate capacity. The increase in revenues during the three months ended September 30, 2018 was due to ethanol sales volumes increasing by 8% to 16.7 million gallons from 15.4 million gallons, WDG volumes increasing by 4% to 108.5 tons from 104.7 tons while average WDG prices also increased by 13% to $74.80 per ton from $66.29 per ton compared to September 30, 2017. The average price of ethanol decreased by 2% to $1.78 per gallon from $1.81 per gallon during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, we generated 77% of our revenue from sales of ethanol, 21% from sales of WDG, and 2% from sales of distillers’ corn oil and CDS.

India.   The increase in revenues was primarily attributable to increases in overall sales volumes by 103% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, as GST tax was decreased to 12% from 18% in 2017. Biodiesel sales volumes increased to 6.0 thousand metric tons from 3.0 thousand metric tons in the three months ended September 30, 2017 while the average sales prices increased by 4% to $867 per metric ton. Similarly, sales volumes of refined glycerin increased to 1,000 metric tons in the three months ended September 30, 2018 from 438 metric tons in the three months ended September 30, 2017 while average sales prices of glycerin decreased by 6% to $852 per metric ton in the three months ended September 30, 2018 compared to $905 per metric ton in the same period of 2017. For the three months ended September 30, 2018 and 2017, we generated 86% of our sales from biodiesel and 14% of our sales from refined glycerin.

Cost of Goods Sold

Three Months Ended September 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$36,147	$33,995	$2,152	6%
India	5,820	2,985	2,835	95%

Total	$41,967	$36,980	$4,987	13%

North America. We ground 5.8 million bushels of corn at an average price of $4.78 per bushel during the three months ended September 30, 2018 compared to 5.5 million bushels of corn at an average price of $4.65 per bushel during the three months ended September 30, 2017. Our cost of feedstock increased by 3% along with increases in bushels of corn ground by 5% during the three months ended September 30, 2018 compared to the same period in 2017.

India. The increase in costs of goods sold was due to an increase in overall sales, including a 100% increase to 4.8 thousand metric tons from 2.4 thousand metric tons of biodiesel feedstock and 81% increase to 841 metric tons from 465 metric tons of refined glycerin feedstock compared to three months ended September 30, 2017. In addition, the average feedstock costs for biodiesel increased to $752 per metric ton from $713 per metric ton and the average feedstock for refined glycerin increased to $885 per metric ton from $775 per metric ton.

Gross Profit

Three Months Ended September 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$2,429	$2,017	$412	20%
India	239	(62)	301	485%

Total	$2,668	$1,955	$713	36%

North America. Gross profit increased by 20% due to increases in the average price of WDG by 13%, volume of ethanol sales by 8%, and volume of WDG sales by 4%, which outpaced increases in the cost of feedstock.

India. The increase in gross profit was attributable to an increase in the average selling price of biodiesel by 4% and sales volumes of biodiesel and refined glycerin by 103% offset by increase in feedstock costs by 7% in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Operating Expenses

R&D

Three Months Ended September 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$74	$1,876	$(1,802)	-96%
India	-	-	-	0%

Total	$74	$1,876	$(1,802)	-96%

R&D expenses decreased mainly due to recognition of the expenses toward building and testing the integration demonstration unit for cellulosic ethanol of $1.8 million in our AAPK entity in the three months ended September 30, 2017. In the three months ended September 30, 2018, lab supplies, rent, utilities related expenses increased by $20 thousand, offset by decreases in salaries and wages of $31 thousand driven by the relocation of our research and development facility from Maryland to Minnesota.

Selling, General & Administrative (SG&A)

Three Months Ended September 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$3,645	$2,941	$704	24%
India	248	241	7	3%

Total	$3,893	$3,182	$711	22%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue during the three months ended September 30, 2018 increased to 9% as compared to 8% in the corresponding period of 2017. SG&A expenses during the three months ended September 30, 2018 increased by 24% compared to the three months ended September 30, 2017. The increase was due to increases in professional fees of $0.7 million, insurance and penalties on property taxes of $0.1 million, offset by decreases in salaries of $43 thousand and deprecation expenses of $22 thousand.

India. SG&A expenses as a percentage of revenue in the three months ended September 30, 2018 decreased to 4% as compared to 8% in the corresponding period of 2017. SG&A expenses increased slightly due to increases in operational support services and marketing expenses by $0.1 million, and offset by decreases in professional fees by $60 thousand and utilities and other expenses of $33 thousand.

Other (Income) and Expense

Three Months Ended September 30 (in thousands)

Other (income)/expense
	2018	2017	Inc/(dec)	% change
North America
Interest rate expense	$4,542	$3,713	$829	22%
Debt related fees and amortization expense	719	1,265	$(546)	-43%
Other income	(55)	(5)	$(50)	-1000%

India
Interest rate expense	150	154	$(4)	-3%
Other (income) expense	(6)	(13)	$7	54%

Total	$5,350	$5,114	$236	5%

Other (Income)/Expense. Other (income) expense consists primarily of interest rate and amortization expenses attributable to debt facilities at both the parent and the subsidiaries. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment loss or gain.

North America. Interest expense was higher during the three months ended September 30, 2018 due to higher outstanding debt balances. GAFI interest expense of $739 thousand was recorded as part of North America interest rate expense and $0.2 million in amortization expense in connection with the GAFI loans. The decrease in amortization expense was primarily due to amortization recognized on the debt issuance costs on Amendment No. 13 to Third Eye Capital Notes during the three months ended September 30, 2017. The increase in other income was due to recognition of a gain on usage of air credits for emissions and the change in fair value of SARs of $44 thousand from August 23, 2018 to September 30, 2018 was recognized into other income.

India. Interest expense for the three months ended September 30, 2018 was slightly lower due to principal payments on working capital lines and one of the working capital lines had a 15% interest rate during the three months ended September 30, 2017 compared to both working capital lines had 12% interest rate during the three months ended September 30, 2018. The decrease in other income was caused by a decrease in foreign exchange gains of $16 thousand offset by increase in other income by $9 thousand.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Nine Months Ended September 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$115,380	$101,430	$13,950	14%
India	17,301	9,843	7,458	76%

Total	$132,681	$111,273	$21,408	19%

North America.   The increase in revenues between the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to increases in ethanol sales volumes by 10% to 49.1 million gallons, the average price of WDG increased by 22% to $77.24 per ton, and the WDG sales volumes increased by 5% to 316 thousand tons during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The average ethanol prices stayed constant at $1.79 per gallon in the nine months ended September 30, 2018 compared to the same period last year. During the nine months ended September 30, 2018, plant production averaged 119% of the 55 million gallon per year nameplate capacity. For the nine months ended September 30, 2018, we generated 76% of our revenue from sales of ethanol, 21% from sales of WDG, and 3% from sales of distillers’ corn oil and CDS compared to nine months ended September 30, 2017, we generated 79% of our revenue from sales of ethanol, 19% from sales of WDG, and 2% from sales of distillers’ corn oil and CDS.

India. For the nine months ended September 30, 2018, we generated 78% of our sales from biodiesel and 22% of our sales from refined glycerin, compared to 76% of our sales from biodiesel and 24% of our sales from refined glycerin during the nine months ended September 30, 2017. Biodiesel sales volumes increased by 78% to 15.2 thousand metric tons while average prices of biodiesel also increased by 2% to $893 per metric ton. Sales volumes of refined glycerin increased by 19% to 3.7 thousand metric tons while the average prices of glycerin also increased by 31% to $1,010 per metric ton during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Cost of Goods Sold

Nine Months Ended September 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$109,208	$99,003	$10,205	10%
India	16,171	9,197	6,974	76%

Total	$125,379	$108,200	$17,179	16%

North America.   We ground 17.1 million bushels of corn at an average price of $4.91 per bushel during the nine months ended September 30, 2018, compared to 15.8 million bushels of corn at an average price of $4.78 per bushel during the nine months ended September 30, 2017. The increase in cost of goods sold was attributable to increased corn costs by 3% coupled with increases in ethanol gallons sold by 10% in the nine months ended September 30, 2018 compared to the same period in 2017.

India.  The increase in cost of goods sold was attributable to an increase in overall sales by 76% offset by the average prices of feedstock for all products increased by 6% to $789 per metric ton for the nine months ended September 30, 2018 compared to $745 per metric ton in the nine months ended September 30, 2017.

Gross Profit

Nine Months Ended September 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$6,172	$2,427	$3,745	154%
India	1,130	646	484	75%

Total	$7,302	$3,073	$4,229	138%

North America. . Increase in gross profit was due to an increase in the average price of WDG by 22%, while the average ethanol prices stayed constant, and corn prices increased by only 3% in the nine months ended September 30, 2018 compared to nine months ended September 30, 2017.

India. The increase in gross profit was attributable to increase in overall average sales price for all products by 8% to $916, offset by an increase in overall feedstock costs by 6% to $789.

Operating Expenses

R&D
Nine Months Ended September 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$191	$2,072	$(1,881)	-91%
India	-	-	-	-

Total	$191	$2,072	$(1,881)	-91%

The decrease in R&D expenses in our North America segment for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to recognition of the expenses toward building and testing the Integration Demonstration Unit for cellulosic ethanol of $1.8 million in our AAPK entity in the nine months ended September 30, 2017, and also decreases in salaries and wages of $84 thousand and supplies, rent, and professional expenses of $24 thousand in the nine months ended September 30, 2018 due to relocation of Maryland lab to Minnesota.

Selling, General & Administrative (SG&A)

Nine Months Ended September 30 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$10,580	$8,832	$1,748	20%
India	709	907	(198)	-22%

Total	$11,289	$9,739	$1,550	16%

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

North America.  SG&A expenses as a percentage of revenue during the nine months ended September 30, 2018 were consistent at 9% as compared to the corresponding period of 2017. The increase in SG&A expenses was primarily due to increases in professional fees of $1.5 million, and marketing, supplies, other taxes, and other expenses of $0.3 million, partially offset by decreases in salaries and stock compensation, depreciation expenses of $50 thousand for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

India.  SG&A expenses as a percentage of revenue in the nine months ended September 30, 2018 decreased to 4% as compared to 9% in the corresponding period of 2017. Overall SG&A expenses decreased slightly period over period due to decreases in operational support charges of $157 thousand, professional fees of $78 thousand, and marketing and other expenses of $21 thousand partially offset by increases in salaries, utilities, and supplies of $58 thousand.

Other Income and Expense

Nine Months Ended September 30 (in thousands)

Other (income)/expense
	2018	2017	Inc/(dec)	% change
North America
Interest rate expense	$12,949	$9,694	$3,255	34%
Debt related fees and amortization expense	6,395	4,112	2,283	56%
Other income	(12)	33	45	136%

India
Interest rate expense	446	179	267	149%
Other (income) expense	14	(31)	(45)	-145%

Total	$19,792	$13,987	$5,805	42%

Other (Income)/Expense. Other (income) expense consists primarily of interest and amortization expense attributable to debt facilities acquired by our parent company and our subsidiaries. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense.

North America. Interest expense was higher during the nine months ended September 30, 2018 due to higher debt balances of principal and interest on our Senior Notes and Subordinated Notes. Amortization expense in the nine months ended September 30, 2018 increased due to expensing the present value of redemption fees of $3.1 million, $0.5 million waiver fees on Amendment No. 14 in March 2018, covenant waiver fees of $0.3 million for the quarter ended June 30, 2018, in addition to amortization of Amendment No.13 fees and Subordinated Notes refinancing fees during the first nine months ended September 30, 2018. In addition, we recognized $2.1 million of interest expense and $0.5 million in amortization expense in connection with the GAFI loans. The increase in other income was due to recognition of gain on usage of air credits for emissions and the difference in fair value of SARs of $44 thousand from August 23, 2018 to September 30, 2018 was recognized into other income.

India. Interest expense increased was due to increase in working capital utilization with two working capital partners in the nine months ended September 30, 2018.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $68 thousand at September 30, 2018, of which $25 thousand was held in our North American entities and $43 thousand was held in our Indian subsidiary. Our current ratio at September 30, 2018 was 0.25 compared to a current ratio of 0.32 at December 31, 2017. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$68	$ 428
Current assets (including cash, cash equivalents, and deposits)	10,745	11,462
Current and long term liabilities (excluding all debt)	23,856	20,406
Current & long term debt	171,638	153,786

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of September 30, 2018, the EB-5 escrow account is holding funds in the amount of $0.5 million from one investor pending approval by the USCIS. Funding of $0.5 million was released to the Company on April 26, 2018 and the balance of $0.5 million is expected to be released from the escrow account during the fourth quarter of 2018. We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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
●
Expand the ethanol sold at the Keyes plant to include the cellulosic ethanol to be generated at the Riverbank Cellulosic Ethanol Facility a cellulosic ethanol production facility in nearby Riverbank, California, and to utilize lower cost, non-food advanced feedstocks to significantly increase margins by 2020.
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

●
Secure higher volumes of shipments of fuels at the India plant by developing the sales channels and expanding the existing domestic markets.
●
Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current offering for $50 million from the Phase II EB-5 program, or by vendor financing arrangements.

At September 30, 2018, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes, excluding the GAFI Loans discussed below, equaled $88.4 million. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2020; provided, however, that pursuant to Amendment No. 14, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2021 upon notice and payment of a 5% extension fee. We intend to repay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes and/or a senior debt refinancing and/or an equity financing.

At September 30, 2018, GAFI’s outstanding balance of principal, interest and fees, net of discounts, on all GAFI Loans equaled $25.0 million. The current maturity date for the GAFI Loans is July 10, 2019 with option of extending one year extension thereafter. GAFI intends to repay the GAFI Loans through proceeds from the issuance of a GAFI EB-5 offering.

As of September 30, 2018, the Company has $6.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes with a maturity date of April 1, 2019.

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

Change in Working Capital and Cash Flows

The below table describes the changes in current and long-term debt during the nine months ended September 30, 2018 (in thousands):

	Change in total debt	$17,852
Increases to debt:
Accrued interest	13,014
Amendment No.14 fee	500
TEC debt Extension/redemption fee	3,051
January 2018 Promissory note including $10K withheld as fees by TEC	160
Feb 2018 Promissory note including $0.1 million withheld as fees by TEC and $84 thousand paybale at due date	2,184
April 2018 Promissory note including $10K withheld as fees by TEC	260
Sub debt extension fees	680
India working capital draws and changes due to foreign currency	12,877
GAFI Amendment No. 1 including $75K fee withheld as fees by TEC	1,575
EB-5 escrow received	500
Note indebtedness covenant wavier fee for Q2'18 and Q3'18	500
Change in debt issuance costs, net of amortization	(57)
	Total increases to debt	$35,244

Decreases to debt:
Principal and interest payments to senior lender	(2,333)
Interest payments to EB-5 investors	(425)
Principal, fees and interest payments on working capital loans in India	(12,349)
GAFI interest and fee payments	(2,285)
	Total decreases to debt	$(17,392)

Working capital changes resulted in (i) a $1.9 million increase in inventories due to purchase of feedstock for biodiesel and glycerin in the third quarter by India operations, (ii) a $1.7 million decrease in prepaid expenses and other assets mainly due to recognition of $1.2 million prepaid interest on GAFI Term Loan and a $0.5 million decrease in other prepaids in North America entities, and (iii) a $1.1 million decrease in cash and accounts receivable.

Net cash used by operating activities during the nine months ended September 30, 2018 was $3.4 million, net of non-cash charges of $10.7 million, net changes in operating assets and liabilities of $9.9 million and net loss of $24.0 million. The non-cash charges consisted of (i) $6.5 million in amortization of debt issuance costs and patents, (ii) $3.5 million in depreciation expenses, (iii) $0.8 million in stock-based compensation expense, and (iv) $44 thousand gain on fair value of SARs liability. Net changes in operating assets and liabilities consisted primarily of an increase in inventories of $2.6 million, and an increase in other assets of $0.3 million, partially offset by: (i) a $3.0 million increase in accounts payable, (ii) a $0.7 million decrease in accounts receivable, (iii) a $1.6 million decrease in prepaids, (iv) a $0.8 million decrease in other liabilities, and (v) a $8.5 million increase in accrued interest.

Cash used by investing activities consists of capital expenditures of $1.8 million from North America entities and $0.7 million from our UBPL operations.

Cash provided by financing activities was $5.5 million, primarily from $18.0 million in debt proceeds consisting of $0.5 million received from the EB-5 program, $2.4 million received from TEC promissory notes, $13.6 million from working capital partners in India for UBPL operations, and $1.5 million received from GAFI operations, partially offset by payments of $11.9 million in principal payments to working capital partners in India for UBPL operations and $0.5 million to TEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2018, we issued 113 thousand shares of our common stock to two subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No events of default have occurred on the senior securities during the three months ended September 30, 2018

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

Date: November 7, 2018

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2018