Form 10-K
period 2018-12-31
AEMETIS, INC
filed 2019-03-15
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $19,782,803 as of June 30, 2018 based on the average bid and asked price on the NASDAQ Markets reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on February 28, 2019 was 20,375,437 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Riverbank facility; our ability to adopt value-added by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop new, and to maintain and protect new and existing, intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We obtained the market data used in this report from internal company reports and industry publications. Industry publications generally state that the information contained in those publications has been obtained from sources believed to be reliable, but their accuracy and completeness are not guaranteed, and their reliability cannot be assured. Although we believe market data used in this Form 10-K is reliable, it has not been independently verified.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “the Company” refer specifically to Aemetis, Inc. and its subsidiaries.

Item 1. Business

General

We are an international renewable fuels and biochemicals company focused on the production of advanced renewable fuels and chemicals through the acquisition, development, and commercialization of innovative technologies that replace traditional petroleum-based products primarily through the conversion of first-generation ethanol and biodiesel plants into advanced biorefineries. We operate in two reportable geographic segments: “North America” and “India.” For revenue and other information regarding our operating segments, see Note 12- Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

We were incorporated in Nevada in 2006.

We own and operate a 60 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold to local dairies and feedlots as animal feed. The primary feedstock used for the production of low carbon renewable fuel ethanol at the Keyes Plant is number two yellow dent corn. The corn is procured by J.D. Heiskell from various Midwestern grain facilities and shipped via Union Pacific Rail Road to an unloading facility adjacent to the Keyes Plant.

During the third quarter of 2017, we entered into an agreement with a major industrial gas company, The Linde Group (“Linde”), to sell carbon dioxide (“CO2”) produced at the Keyes Plant to Linde for conversion into Compressed Natural Gas (CNG). In the fourth quarter of 2018, we finished purchasing a 5.2-acre parcel of land next to the Keyes Plant and leased the land to Linde to build a gas compression plant and piping structure to connect to the CO2 produced at the adjacent Keyes Plant (the “Linde CO2 Project”). The Linde CO2 Project is expected to add incremental income for the North America segment when construction is completed in late 2019.

We also leased a site in Riverbank, CA, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech Technology (“LanzaTech”) and InEnTec Technology (“InEnTec”) to build a cellulosic ethanol production facility (the “Riverbank Cellulosic Ethanol Facility”) capable of converting local California surplus biomass – principally agricultural waste – into ultra-low carbon renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers (RINs) and California’s Low Carbon Fuel Standard (“LCFS”) carbon credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States Environmental Protection Agency (the “EPA”).

During 2018, Aemetis Biogas, LLC. (“ABGL”) was formed to launch a biogas education and marketing program to local dairies in Central California, many of whom are already customers of the distillers’ grain produced by the Keyes Plant. ABGL currently has 14 signed participation agreements and two fully executed leases with nearby dairies at the Keyes Plant in order to capture their volatile methane, which would otherwise be released into the atmosphere, primarily from their wastewater lagoons.  Biogas is a blend of methane along with CO2 and other impurities that can be captured from dairies, landfills and other sources.  After a gas cleanup and compression process, biogas can be converted into bio-methane, which is a direct replacement of petroleum natural gas and can be transported in existing natural gas pipelines. We plan to capture biogas from multiple dairies and pipe the gas to a centralized location at our Keyes Plant where we will clean the biogas into bio-methane. The bio-methane can be used in the Keyes Plant to displace petroleum natural gas, or can be sold at retail to trucking companies or injected into the utility natural gas pipeline to be utilized in the transportation sector to displace diesel in trucks.  The environmental benefits of the Aemetis Biogas project are potentially significant because dairy biogas has a negative carbon intensity under the California LCFS and conversion into bio-methane for displacement of diesel in trucks is a valuable use of biogas.  The biogas produced by ABGL will also receive D3 RINS under the federal Renewable Fuel Standard (“RFS”) which have a higher value than the current D6 RINS we receive in the traditional ethanol market.

During 2017, Goodland Advanced Fuels, Inc. (GAFI) was formed to acquire land, buildings and process equipment in Goodland, Kansas. At acquisition, the assets were purchased for $15.4 million and provided a base for the construction and development of a next generation biofuel facility. GAFI entered into a Note Purchase Agreement with Third Eye Capital Corporation (“Third Eye Capital”). GAFI, the Company and its subsidiary Aemetis Advanced Product Keyes (AAPK) also entered into separate Intercompany Revolving Notes, pursuant to which GAFI may lend a portion of the proceeds of the Revolving Loan under the Note Purchase Agreement. Aemetis has the power to direct the activities of GAFI and has future plans to construct an advanced biofuels facility at the Goodland site.

We also own and operate a biodiesel production facility in Kakinada, India (the “Kakinada Plant”) with a nameplate capacity of 150 thousand metric tons per year, which is equal to about 50 million gallons per year. We believe the Kakinada Plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada Plant is capable of processing a variety of vegetable oil and animal fat waste feedstocks into biodiesel that meet international product standards. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive and other industries.

Strategy

Key elements of our strategy include:

North America

Leverage technology for the development and production of additional advanced biofuels and renewable chemicals. We hold certain exclusive rights to the LanzaTech and InEnTec technologies (the “LanzaTech and InEnTec Technologies”) for the conversion of agricultural waste, forest waste, dairy waste, and construction and demolition waste into an ultra-low carbon renewable fuel referred to in the biofuels industry as “cellulosic ethanol”. We intend to utilize this technology to produce cellulosic ethanol from agricultural biomass waste abundantly available from orchard waste wood and nutshells in the California Central Valley. We have initiated a project to adopt the LanzaTech and InEnTec Technologies at the Riverbank Cellulosic Ethanol Facility. Our first phase has an estimated twelve million gallons per year nameplate capacity. We intend to expand the production facility to an estimated 36 million gallons per year nameplate capacity, and build additional plants in California to utilize the estimated 1.6 tons of waste orchard wood, as well as other waste wood and nutshell feedstocks. We continue to evaluate new technology and develop technology under our existing patents, and are conducting research and development to produce renewable chemicals and advanced biofuels from renewable feedstocks. Our objective is to continue to commercialize our portfolio of technologies and expand the adoption of these advanced biofuels and bio-chemicals technologies.

Diversify and expand revenue and cash flow by continuing to develop and adopt value-added by-product processing systems and optimize other systems in our existing plants. In April 2012, we installed a DCO extraction unit at the Keyes Plant and began extracting corn oil for sale into the livestock feed market. During 2014, we installed a second oil extraction system to further improve corn oil yields from this process. During 2017, we entered into agreements to sell substantially all of the carbon dioxide (CO2) produced at the Keyes Plant to a leading industrial gas supplier who is building a liquid CO2 capture plant adjacent to the Keyes Plant. During 2018, we entered into an agreement with Mitsubishi Chemical to install a membrane dehydration system at the Keyes Plant in order to reduce natural gas usage and lower the carbon intensity of the ethanol produced at the plant (thereby increasing the value of the ethanol). We continue to evaluate and, as allowed by available financing and free cash flow from operations, adopt additional value-added processes that decrease costs and increase the value of the ethanol, distillers grain, corn oil and CO2 produced at the Keyes Plant.

Leverage our position as a plant operator to develop additional streams of revenues and profitability. In December 2018, we leveraged our relationship with central valley dairy farmers by signing two leases and raised funds to construct dairy digesters that produce and send methane by pipeline to our Keyes Plant. We are currently signing additional dairies, and plan to have participating agreements and signed leases with 16 dairies for the construction of the biogas pipeline. Additionally, we continue to evaluate technologies from our existing and planned operations for the development of the property in Goodland, KS.

Acquire, license our technologies to, or joint venture with other ethanol and biodiesel plants. There are approximately 210 operating ethanol plants and more than one hundred biodiesel plants in the U.S., as well as biofuels plants in Brazil, Argentina, India and elsewhere in the world that could be upgraded to expand revenues and improve their cash flow using technology commercially deployed or licensed by us. After developing and commercially demonstrating technologies at the Keyes, Kakinada and/or new Riverbank plants, we will evaluate on an opportunistic basis the benefit of acquiring ownership stakes in other biofuel production facilities and entering into joint venture or licensing agreements with other ethanol, renewable diesel or renewable jet fuel facilities.

Evaluate and pursue technology acquisition opportunities. We intend to evaluate and pursue opportunities to acquire technologies and processes that result in accretive value opportunities as financial resources and business prospects make the acquisition of these technologies advisable. In addition, we may also seek to acquire companies, enter into licensing agreements or form joint ventures with companies that offer prospects for the adoption of technologies that would be accretive to earnings.

India

Capitalize on recent policy changes by the Government of India. We plan to continue to pursue the traditional bulk and transportation biodiesel markets in India, which may become more economically attractive as a result of potential changes to government tax structures and policies, as well as new marketing channels that may open as a result changes to government policy changes. The rationalization of indirect taxation by the introduction of Goods and Services Tax (the “GST”), biodiesel sales under government oil marketing company (“Government Oil Marketing Company”) contracts and contracts with major oil consumers are expected to become more readily available.

Diversify our feedstocks from India. We designed our Kakinada Plant with the capability to produce biodiesel from multiple feedstocks. In 2009, we began to produce biodiesel from non-refined palm oil (NRPO). During 2014, we further diversified our feedstock with the introduction of animal oils and fats, which we used for the production of biodiesel to be sold into the European markets. In 2017 and 2018, we used refined, bleached & deodorized Palm Stearin (RBD Palm Stearin), which is derived from refining palm oil from crude and was imported from Indonesia. Additionally, the Kakinada Plant is capable of producing biodiesel from used cooking oil (“UCO”); however, the importation of UCO is not currently allowed in India, and as a result, we are looking for a local supply source of UCO to expand our feedstock diversity. In 2018, we completed construction of a pretreatment unit at the Kakinada Plant to convert high free fatty acid (“FFA”) feedstocks into oil that can be used to produce biodiesel.

Develop and commercially deploy technologies to produce high-margin products. During 2018, we upgraded the plant processes to allow for the processing of high FFA feedstocks, available at lower cost than our traditional feedstocks. We plan to continue investing in the conversion of lower quality, waste oils into higher value biofuels, including renewable diesel. The technologies for this conversion process may be licensed from third parties or internally developed.

Evaluate and pursue technology acquisition opportunities. We intend to evaluate and pursue opportunities to acquire technologies and processes that result in accretive earnings opportunities as financial resources and business prospects make the acquisition of these technologies advisable. In addition, we may also seek to acquire companies, or enter into licensing agreements or form joint ventures with companies that offer prospects for the adoption of accretive earnings business opportunities.

2018 Highlights

North America

During 2018, we produced four products at the Keyes Plant:  denatured fuel ethanol, WDG, DCO, and CDS.  We sold 100% of the ethanol and WDG produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell (the “Heiskell Purchase Agreement”).  J.D. Heiskell in turn sells 100% of our ethanol to Kinergy Marketing LLC (“Kinergy”) and 100% of our WDG to A.L. Gilbert Co. (“A.L. Gilbert”), a local feed and grain business. We sell DCO directly to local animal feedlots (primarily poultry) as well as other feed mills for use in various animal feed products. Smaller amounts of CDS were sold to various local third parties as an animal feed supplement.

The following table sets forth information about our production and sales of ethanol and its by-products in 2018 and 2017:

	2018	2017	% Change
Ethanol
Gallons Sold (in thousands)	65,596	60,774	7.9%
Average Sales Price/Gallon	$1.74	$1.75	-0.6%
WDG
Tons Sold (in thousands)	424	407	4.2%
Average Sales Price/Ton	$76.38	$64.93	17.6%

Ethanol pricing for sales to J.D. Heiskell is determined pursuant to a marketing agreement between Kinergy and us, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area as published by the Oil Price Information Service (“OPIS”), as well as quarterly contracts negotiated by Kinergy with numerous fuel blenders.  The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us, and is generally determined in reference to the local price of dry distillers grains (“DDG”), corn, and other protein feedstuffs.

India

In 2018, we produced two products at the Kakinada Plant: biodiesel and refined glycerin. Crude glycerin produced as a by-product of the production of biodiesel was further processed into refined glycerin. After installation of the pretreatment unit, we can convert high-FFA oil into a renewable oil feedstock that may be sold to biodiesel plants in India or exported to foreign plants to use for the production of biodiesel, renewable diesel and/or jet fuel.

The following table sets forth information about our production and sales of biodiesel and refined glycerin in 2018 and 2017:

	2018	2017	% Change
Biodiesel
Tons sold (1)	19,846	12,161	63.2%
Average Sales Price/Ton	$857	$851	0.7%
Refined Glycerin
Tons sold	4,748	3,793	25.2%
Average Sales Price/Ton	$941	$810	16.1%

(1)
1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

In 2017, the introduction of GST increased the tax rate to 18% from 11% and affected our revenues and gross margins. On January 25, 2018, GST was reduced from 18% to 12%, which favorably impacted revenues and margins in 2018.

Competition

North America

According to the U.S. Energy Information Agency (the “EIA”), there were approximately 210 operating commercial ethanol production facilities in the U.S. with a combined nameplate production of approximately 17 billion gallons per year at the end of 2018. The EIA short-term U.S. ethanol production forecast for 2019 is approximately 15.9 billion gallons. The production of ethanol is a commodity-based business where producers compete on the basis of price. The production of ethanol is a commodity-based business where producers compete on the basis of price. We sell ethanol into the Northern California market. However, since insufficient production capacity exists in California to supply the state’s total fuel ethanol consumption (in excess of 1.5 billion gallons annually), we compete with ethanol transported into California from Midwestern producers. Similarly, our co-products are, principally WDG and DCO, sold into local California markets and compete with DDG and corn oil imported into the California markets as well as with alternative feed products.

India

With respect to biodiesel sold as fuel, we compete primarily with the producers of petroleum diesel, consisting of the three state-controlled oil companies: Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies: Reliance Petroleum and Essar Oil, all of whom have significantly larger market shares than we do and control a significant share of the distribution network. These competitors also purchase our product for blending and further sales to their customers. We compete primarily on the basis of price, quality and reliable delivery, since our plant can produce distilled biodiesel and we have historically been a more reliable and high-quality supplier than some other biodiesel producers in India.

With respect to biodiesel sold directly to fleets and other customers, we supply logistics companies that operate fleets of trucks, ocean port facilities with extensive trucking activities, beverage distributors, cement ready-mix suppliers and other companies that use diesel for transportation. With respect to crude and refined glycerin, we compete with other glycerin producers and refiners selling products into the personal care, paints and adhesive markets primarily on the basis of price and product quality.

Customers

North America

All of our ethanol and WDG are sold to J.D. Heiskell pursuant to the Heiskell Purchase Agreement. J.D. Heiskell in turn sells all of our ethanol to Kinergy and all of our WDG to A.L. Gilbert. Kinergy markets and sells our ethanol to petroleum refiners and blenders in Northern California. A.L. Gilbert markets and sells our WDG to approximately 100 dairy and feeding operators in Northern California.

India

During 2018, we derived 79% and 21% of our sales from biodiesel and refined glycerin respectively. Two of our biodiesel customers accounted for more than 10% of our consolidated India segment revenues at 53% and 13%. None of our refined glycerin customers have accounted for more than 10% of our consolidated India segment revenues in 2018. During 2017, we derived 77% and 23% of our sales from biodiesel and refined glycerin respectively. Two of our biodiesel customers accounted for more than 10% of our consolidated India segment revenues at 47% and 13%. None of our refined glycerin customers have accounted for more than 10% of our consolidated India segment revenues in 2017.

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

India

In India, the price of biodiesel is based on the price of petroleum diesel, which floats with changes in the price determined by the international markets. India changed to daily dynamic pricing model where diesel prices are changed on daily basis by the Oil Marketing Companies. Biodiesel sold into Europe is based on the spot market price but recent government ban on exports, for the time being, closed this market for the Company. We sell our biodiesel primarily to Government Oil Marketing Companies, transport companies, resellers, distributors and private refiners on an as-needed basis. We have no long-term sales contracts. Our biodiesel pricing is related to the price of petroleum diesel, and the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations.

Raw Materials and Suppliers

North America

We entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell in March 2011, which we amended in May 2013 (the “Heiskell Agreement”). Under the Heiskell Agreement, we agreed to procure number two yellow dent corn from J.D. Heiskell. We have the ability to obtain corn from other sources subject to certain conditions. However, in 2017 and 2018, all of our corn supply was purchased from J.D. Heiskell. Title to the corn and risk of loss pass to us when the corn is deposited into our weigh scale. The agreement is automatically renewed for additional one-year terms. The current term is set to expire on December 31, 2019.

India

In 2018, a significant amount of our biodiesel was derived from processing crude palm stearin, which was imported from Indonesia, and the remaining portion was derived from refining feedstocks based on animal fats. During 2018 and 2017, we imported crude glycerin for further processing into refined glycerin. In addition to feedstock, the Kakinada Plant requires quantities of methanol and chemical catalysts for use in the biodiesel production process. These chemicals are also readily available and sourced from a number of suppliers surrounding the Kakinada Plant. We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

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

In March 2011, we entered into a WDG Purchase and Sale Agreement with A.L. Gilbert, pursuant to which A.L. Gilbert agreed to market, on an exclusive basis, all of the WDG we produce. The agreement is automatically renewed for additional one-year terms. The current term is set to expire on December 31, 2019.

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol. The agreement is automatically renewed for additional one-year terms. The current term is set to expire on August 31, 2019.

We sell our DCO and CDS directly to local third-party animal feedlots.

India

We sell our biodiesel and refined glycerin to (i) end-users utilizing our own sales force and independent sales agents, (ii) brokers who resell the product to end-users and (iii) Government Oil Marketing Companies. We pay a sales commission on sales arranged by independent sales agents.

Commodity Risk Management Practices

North America

The cost of corn and the price of ethanol are volatile and the correlation of the pricing of these commodities form the basis for the profit margin at our Keyes Plant. We are, therefore, exposed to commodity price risk. Our risk management strategy is to operate in the physical market by purchasing corn and selling ethanol on a daily basis at the then prevailing market price. We monitor these prices daily to test for an overall positive variable contribution margin. We periodically explore and utilize methods of mitigating the volatility of our commodity prices. During 2017 and 2018, we offered three-month WDG contracts to our customers, which we offset with the purchase of corn basis, allowing us to fix a portion of the margin at the Keyes Plant. We continued with three-month WDG contracts to our customers in 2019.

India

The cost of crude palm stearin and the price of biodiesel are volatile and are generally uncorrelated. We therefore are exposed to ongoing and substantial commodity price risk. Our risk management strategy is to produce biodiesel in India only when we believe we can generate positive gross margins and to idle the Kakinada Plant during periods of low or negative gross margins. Additionally, we are pursuing relationships with large oil companies and trading partners pursuant to which we would process feedstocks and produce biofuels for sales into international markets on a fixed margin basis.

In addition, to minimize our commodity risk, we modified the processes within our facility to utilize lower cost crude palm stearin and Palm based products with high FFA content, which enables us to reduce our feedstock costs. The price of our biodiesel is generally indexed to the local price of petroleum diesel, which floats with changes in the price determined by the international markets.

We have in the past, and we may in the future, use forward purchase contracts and other hedging strategies. However, the extent to which we engage in these risk management strategies may vary substantially from time to time depending on market conditions and other factors.

Research and Development

Our R&D efforts consist of developing, evaluating, and commercializing technologies and expanding the production of cellulosic ethanol and other renewable bio-chemicals in the United States and India. The objective of this development activity is to bring efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals on a large-scale, commercial basis. Some of our innovations are protected by issued or pending patents. We are developing additional technology and expect to file additional patents that will further strengthen our intellectual property portfolio. We expect to continue to file and protect patents related to our business and future plans.

We built an Integrated Demonstration Unit for our cellulosic ethanol project in 2017, which was successfully built and tested to produce renewable cellulosic ethanol by combining the LanzaTech and InEnTec Technologies with our own technology. The expense of building this unit was charged to R&D expense in 2017. In 2018, in cooperation with a federally funded agency, we secured a grant from the California Energy Commission to optimize and demonstrate the effectiveness of ionic liquids technologies for breaking down biomass to produce cellulosic ethanol. After completion of technology development and pilot testing, this technology may be applied to upgrade the Keyes Plant to add waste wood as a feedstock, thereby lowering feedstock costs and increasing the value of the ethanol produced by the plant.

R&D expense was $0.2 million and $2.4 million respectively, in the years ended 2018 and 2017.

Patents and Trademarks

We filed a number of trademark applications within the U.S.  We do not consider the success of our business, as a whole, to be dependent on these trademarks.  In addition, we hold nine awarded patents in the United States.  Our patents cover processes to break down plant biomass and a technology to convert carbon chain chemical structures.  We intend to develop, maintain and secure further intellectual property rights and pursue new patents to expand upon our current patent base. In December 2018, the Company wrote off $0.9 million of patents associated with the Z-microbeTM and enzymatic processes to facilitate the degradation of certain plant biomass as the Company no longer plans to commercially develop the technologies itself and to free up resources to pursue other methods.

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

We have received, and may receive in the future, claims of infringement of other parties’ proprietary rights. See “Item 3. Legal Proceedings”. Infringement or other claims could be asserted or prosecuted against us in the future, which could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may require us to license back our technology or may not be available on terms acceptable to us, or at all.

Environmental and Regulatory Matters

North America

In December 2018, the EPA finalized the volume requirements and associated percentage standards that apply under the RFS program in calendar year 2019 for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel.

The final volumes requirements are set forth below and represent continued growth over historic levels. The final percentage standards meet or exceed the volume targets specified by Congress for total renewable fuel, biomass-based diesel and advanced biofuel.

Renewable Fuel Volume Requirements for 2015-2019
Year	2015	2016	2017	2018	2019
Cellulosic biofuel (million gallons)	123	230	311	288	418
Biomass-based diesel (billion gallons)	1.73	1.9	2.0	2.1	2.1
Advanced biofuel (billion gallons)	2.88	3.61	4.28	4.29	4.92
Renewable fuel (billion gallons)	16.93	18.11	19.28	19.29	19.92

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes. If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant. If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties. While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any such material contamination or third-party claims. Based on our current assessment of the environmental and regulatory risks, we have not accrued any amounts for environmental matters as of December 31, 2018. The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

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

New laws or regulations relating to the production, disposal or emission of carbon dioxide and other greenhouse gases may require us to incur significant additional costs with respect to ethanol plants that we build or acquire. We currently conduct our North American commercial activities exclusively in California. Climate change and greenhouse gas emission (“GHG”) reduction legislation is a topic of consideration by the U.S. Congress and California State Legislature, which may significantly impact the biofuels industry’s emissions regulations, as will the RFS, California’s LCFS, and other potentially significant changes in existing transportation fuels regulations.

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

Employees

At December 31, 2018, we had a total of 153 employees, comprised of 13 full-time employees and one part-time equivalent employee in our corporate offices, 40 full-time equivalent employees at the Keyes Plant, and 99 full-time equivalent employees in India.

We believe that our employees are highly skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We believe relations with our employees are positive.

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

Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities.  As of December 31, 2018, we had an accumulated deficit of approximately $193.2 million. For our fiscal years ended December 31, 2018 and 2017, we reported a net loss of $36.3 million and $31.8 million, respectively. We may incur losses for an indeterminate period of time and may not achieve consistent profitability.  We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business.  In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default on our existing debt agreements if we are unable to meet our payment schedules. An extended period of losses or negative cash flow may prevent us from successfully operating and expanding our business.

Our indebtedness and interest expense could limit cash flow and adversely affect operations and our ability to make full payment on outstanding debt.

For the year ended December 31, 2018, we recognized $18.2 million in interest rate expense (excludes debt related fees and amortization expense), primarily due to higher debt balances in 2018. Our high levels of interest expense pose potential risks such as:

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

Additionally, we have guaranteed the obligations of a variable interest entity that is included in our consolidated financial statements, which could require us to make payments on the outstanding debt of the variable interest entity that would limit our cash flow and could adversely affect our operations. In July 2017, we entered into a limited guaranty with Third Eye Capital in connection with a note purchase agreement entered into by our variable interest entity GAFI and Third Eye Capital (the “GAFI Debt”). As of December 31, 2018, GAFI’s outstanding balance of principal, interest and fees on the GAFI Debt equaled $27.1 million, excluding debt discounts.  Any inability by GAFI to repay the GAFI debt would require us to fulfill our guarantee to Third Eye Capital, which would limit our cash flow and adversely affect our operations.

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

There can be no assurance that our existing cash flow from operations will be sufficient to sustain operations and to the extent that we are dependent on credit facilities to fund operations or service debt, there can be no assurances that we will be successful at securing funding from our senior lender or significant shareholders. Should we require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to us.  Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Gemini Edibles and Fats India Private Limited (Gemini) and Secunderabad Oils Limited (SOL), who are currently providing us with working capital for our Kakinada facility and British Petroleum business operations respectively.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of Gemini and SOL to continue to provide us with working capital depends in part on the financial strength of them and their banking relationships.  If Gemini and SOL are unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  Our ability to enter into commercial arrangements with feedstock suppliers in California depends on maintaining our operations agreement with J.D. Heiskell, who is currently providing us with working capital for our Keyes Plant.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of J.D. Heiskell to continue to provide us with working capital depends in part on the financial strength of J.D. Heiskell and its banking relationships.  If J.D. Heiskell is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.    Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

We may be unable to repay or refinance our Third Eye Capital Notes upon maturity.

Under our note facilities with Third Eye Capital, we owe approximately $ 91.3 million excluding GAFI notes and debt discounts, as of December 31, 2018. Our indebtedness and interest payments under these note facilities are currently substantial and may adversely affect our cash flow, cash position and stock price.  The maturity date of these notes is April 2020, and the maturity can be further extended to April 2021 upon payment of certain fees.  We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes.  We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the maturities of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we are unable to amend our current note purchase agreement with Third Eye Capital, our ability to pay dividends could be restrained.

We are dependent upon our working capital agreements with J.D. Heiskell and Gemini Edibles and Fats India Private Limited and Secunderabad Oils Limited.

Our ability to operate our Keyes Plant depends on maintaining our working capital agreement with J.D. Heiskell, and our ability to operate the Kakinada Plant depends on maintaining our working capital agreement with Gemini and SOL. The Heiskell Agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that J.D. Heiskell may terminate the agreement by notice 90 days prior to the end of the initial term or any renewal term.  The current term extends through December 31, 2019.  In addition, the agreement may be terminated at any time upon an event of default, such as payment default, bankruptcy, acts of fraud or material breach under one of our related agreements with J.D. Heiskell.  The Gemini and SOL agreements may be terminated at any time by either party upon written notice.  If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn or milo supply, which we may be unable to do in a timely manner or at all.  If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

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

Our strategy calls for continued investment in capital improvements and additions. For example, we are currently developing the Riverbank Cellulosic Ethanol Facility in Riverbank, CA to utilize the LanzaTech and InEnTec Technologies to convert local California surplus biomass into ultra-low carbon renewable cellulosic ethanol and evaluating the Goodland facility in Goodland, KS for construction of an additional cellulosic ethanol facility. The construction of these capital improvements and additions involve numerous regulatory, environmental, political and legal uncertainties, many of which are beyond our control and may require the expenditure of significant amounts of capital, which may exceed our estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new ethanol and other biofuel facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, our revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand an existing facility or construct a new facility, the construction may occur over an extended period of time, and we may not receive any material increases in revenues or cash flows until the project is completed. As a result, the new facilities may not be able to achieve our expected investment return, which could adversely affect our results of operations.

 We are dependent on, and vulnerable to any difficulties of, our principal suppliers and customers.

We buy all of the feedstock for the Keyes Plant from one supplier, J.D. Heiskell.  Under the Heiskell Agreement, we are only permitted to purchase feedstock from other suppliers upon the satisfaction of certain conditions.  In addition, we have contracted to sell all of the WDG, CDS, corn oil and ethanol we produce at the Keyes Plant to J.D. Heiskell.  J.D. Heiskell, in turn, sells all ethanol produced at the Keyes Plant to Kinergy Marketing and all WDG and syrup to A.L. Gilbert.  If J.D. Heiskell were to fail to deliver adequate feedstock to the Keyes Plant or fail to purchase all the product we produce, if Kinergy were to fail to purchase all of the ethanol we produce, if A.L. Gilbert were to fail to purchase all of the WDG and syrup we produce, or if any of them were otherwise to default on our agreements with them or fail to perform as expected, we may be unable to find replacement suppliers or purchasers, or both, in a reasonable time or on favorable terms, any of which could materially adversely affect our results of operations and financial condition.

We may not receive the funds we expect under our EB-5 program.

Our EB-5 Phase I program allows for the issuance of up to 72 subordinated convertible promissory notes, each in the amount of $0.5 million due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million. As of December 31, 2018, $35.5 million has been raised through the EB-5 program, of which $35.0 million have been released from escrow, the EB-5 escrow account is holding funds in the amount of $0.5 million from one investor pending approval by the USCIS, and $0.5 million remain to be funded to escrow. Additionally, the USCIS could deny approval of the loans, and then we would not receive some or all of the subscribed funds. If the USCIS takes longer to approve the release of funds in escrow, or does not approve the loans at all, it would have a material adverse effect on our cash flows available for operations, and thus could have a material adverse effect on our results of operations.

On October 16, 2016, we launched our EB-5 Phase II program, allowing for the issuance of up to 100 subordinated convertible promissory notes, on substantially similar terms and conditions as those issued under our EB-5 Phase II program, for a total aggregate principal amount of up to $50.0 million. As of December 31, 2018, $1.5 million have been raised through the EB-5 Phase II, all of which have been released from escrow.

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

We also face competition from international suppliers. Ethanol can be imported into the United States duty-free from some countries, which may undermine the domestic ethanol industry.  Currently, international suppliers produce ethanol primarily from sugar cane and as such, production costs for ethanol in these countries can be significantly less than those in the United States and the import of lower price or lower carbon value ethanol from these countries may reduce the demand for domestic ethanol and depress the price at which we sell our ethanol.

The high concentration of our sales within the ethanol production industry could result in a significant reduction in sales and negatively affect our profitability if demand for ethanol declines.

We expect our U.S. operations to be substantially focused on the production of ethanol and its co-products for the foreseeable future. We may be unable to shift our business focus away from the production of ethanol to other renewable fuels or competing products. Accordingly, an industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol. A downturn in the demand for ethanol could materially and adversely affect our sales and profitability.

Our operations are subject to environmental, health, and safety laws, regulations, and liabilities.

Our operations are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees.  In addition, our operations and sales in India subject us to risks associated with foreign laws, policies and regulations.  Some of these laws and regulations require our facilities to operate under permits or licenses that are subject to renewal or modification.  These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment. Violations of these laws, regulations or permit, or license conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns.  We may not be at all times in compliance with these laws, regulations, permits or licenses or we may not have all permits or licenses required to operate our business.  We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws, permits or licenses.  In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations, and permit and license requirements.

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

The operations at our Keyes Plant will result in the emission of carbon dioxide into the atmosphere.  In March 2010, the EPA released its final regulations on the Renewable Fuels Standard Program, or RFS.  We believe the EPA’s final RFS regulations grandfather the Keyes facility we operate at its current capacity. However, compliance with future legislation may require us to take action unknown to us at this time that could be costly, and require the use of working capital, which may or may not be available, preventing us from operating as planned, which may have a material adverse effect on our operations and cash flow.

A change in government policies may cause a decline in the demand for our products.

The domestic ethanol industry is highly dependent upon a myriad of federal and state regulations and legislation, and any changes in legislation or regulation could adversely affect our results of operations and financial position.  Other federal and state programs benefiting ethanol generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and may be the subject of challenges, in whole or in part.  Growth and demand for ethanol and biodiesel is largely driven by federal and state government mandates or blending requirements, such as the Renewable Fuel Standard (RFS), which was implemented pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007 (the “EISA”). The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. However, legislation aimed at reducing or eliminating the renewable fuel use required by the RFS has been introduced in the United States Congress. Any change in government policies could have a material adverse effect on our business and the results of our operations.

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

A critical state program is California's Low Carbon Fuel Standard, ("LCFS"), which is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the fuel sold meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer (the “Regulated Party”), is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel, and their blend stocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Credits can be traded. Any changes to California’s LCFS could cause our results of operations to decline and our financial condition to suffer.

Concerns regarding the environmental impact of biofuel production could affect public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

Under the EISA, the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. Should such EPA triennial studies, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biofuels, use requirements such as RFS and LCFS may not continue, which could materially harm our ability to operate profitably.

We may encounter unanticipated difficulties in converting the Keyes Plant to accommodate alternative feedstocks, new chemicals used in the fermentation and distillation process or new mechanical production equipment.

In order to improve the operations of the Keyes Plant and execute on our business plan, we intend to modify the Keyes Plant to accommodate alternative feedstocks and new chemical and/or mechanical production processes. We may not be able to successfully implement these modifications, and they may not function as we expect them to. These modifications may cost significantly more to complete than our estimates.  The Keyes Plant may not operate at nameplate capacity once the changes are complete.  If any of these risks materialize, they could have a material adverse effect on our results of operations and financial position.

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

Our sales and manufacturing operations in foreign countries are subject to the laws, policies, regulations, and markets of the countries in which we operate.  As a result, our foreign manufacturing operations and sales are subject to inherent risks associated with the countries in which we operate.  Risks involving our foreign operations include differences or unexpected changes in regulatory requirements, political and economic instability, terrorism and civil unrest, work stoppages or strikes, natural disasters, interruptions in transportation, restrictions on the export or import of technology, difficulties in staffing and managing international operations, variations in tariffs, quotas, taxes, and other market barriers, longer payment cycles, changes in economic conditions in the international markets in which our products are sold, and greater fluctuations in sales to customers in developing countries.  Any inability to effectively manage the risks associated with our foreign operations may have a material adverse effect on our results of operations or financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act.

Our operations in countries outside the United States, including our operations in India, are subject to anti-corruption laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (”FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We operate in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices.

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

We conduct substantially all of our operations through subsidiaries and are dependent on cash distributions, dividends or other intercompany transfers of funds from our subsidiaries to finance our operations. Our subsidiaries have not made significant distributions to us and may not have funds available for dividends or distributions in the future. The ability of our subsidiaries to transfer funds to us will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service on their respective credit agreements. Our current credit agreement, the Third Eye Capital Note Purchase Agreement, as amended from time to time, described in the Notes to Consolidated Financial Statements, requires us to obtain the prior consent of Third Eye Capital, as the Administrative Agent of the Note holders, to make cash distributions or any intercompany fund transfers. The ability of our Indian operating subsidiary to transfer funds to us is restricted by Indian laws and may be adversely affected by U.S. federal income tax laws. Under Indian laws, our capital contributions, or future capital contributions, to our Indian operation cannot be remitted back to the U.S. Remittance of funds by our Indian subsidiary to us may subject us to significant tax liabilities under U.S. federal income tax laws.

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

Earthquakes, floods, droughts, tsunamis, and other unfavorable weather conditions may affect our operations.  Natural catastrophes may have a detrimental effect on our supply and distribution channels, causing a delay or preventing our receipt of raw materials from our suppliers or delivery of finished goods to our customers.  In addition, weather conditions may adversely impact the planting, growth, harvest, storage, and general availability of any number of the products we may process at our facilities or sell to our customers.  The severity of these occurrences, should they ever occur, will determine the extent to which and if our business is materially and adversely affected.

Our ability to utilize our NOL carryforwards may be limited.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOL”) carried over from prior taxable years. As of December 31, 2018, we had U.S. federal NOL carryforwards of approximately $188.0 million and state NOL carryforwards of approximately $195.0 million. These federal and state net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2037. Due to 2017 U.S. Tax Reform, U.S. federal NOL’s created after 2017 no longer expire. Federal NOL carryforwards of $11.0 million as of December 31, 2018 which have no expiration date.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law by President Trump. Under the 2017 Tax Act, certain corporate tax provisions were amended, including a reduction in the corporate tax rate, the implementation of a territorial tax system and the creation of a one-time repatriation tax on foreign earnings. As a result of the enacted reduction in the federal corporate income tax rate, we recorded a one-time, non-cash increase to deferred income tax expense of $19.6 million to revalue the Company’s net deferred tax asset.  The one-time revaluation was based on our current knowledge, interpretation and understanding of the 2017 Tax Act and its impact to our business. Other aspects of the 2017 Tax Act including, but not limited to, the state tax effect of adjustments made to federal taxes and the interest expense deduction limitation, may have additional material impacts on our effective tax rate and net income as reported under GAAP, and there can be no assurances that such impacts will be favorable. Additional changes under the 2017 Tax Act could result in a potentially significant reduction in the value and utility of our U.S. federal NOLs and other tax assets, significant one-time charges in the current or future taxable years, and could increase our future tax expense. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial condition.

Non-U.S. stockholders of our common stock, in certain situations, could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common stock.

Our ethanol plant in Keyes, California (which constitutes a U.S. real property interest for purposes of determining whether we are a U.S. real property holding corporation (a “USRPHC”) under the Foreign Investment in Real Property Tax Act (“FIRPTA”)), currently accounts for a significant portion of our assets. The value of our Keyes Plant relative to our real property located outside of the United States and other assets used in our trade or business may be uncertain and may fluctuate over time. Therefore, we may be, now or at any time while a non-U.S. stockholder owns our common stock, a USRPHC. If we are a USRPHC, certain non-U.S. stockholders may be subject to U.S. federal income tax on gain from the disposition of our stock under FIRPTA, in which case such non-U.S. stockholders would also be required to file U.S. federal income tax returns with respect to such gain. Whether the FIRPTA provisions apply depends on the stock that a non-U.S. stockholder owns and whether, at the time such non-U.S. stockholder disposes of our common stock, such common stock is regularly traded on an established securities market within the meaning of the applicable U.S. Treasury regulations. Non-U.S. stockholders should consult with their own tax advisors concerning the U.S. federal income tax consequences of the sale, exchange or other disposition of our common stock.

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

We have increased our operations through mergers, acquisitions, partnerships and joint ventures and intend to continue to explore these opportunities in the future.  The anticipated benefits of these transactions might take longer to realize than expected and these may never be fully realized, or even realized at all.  Furthermore, partnerships and joint ventures generally involve restrictive covenants on the parties involved, which may limit our ability to manage these agreements in a manner that is in our best interest.  Future mergers, acquisitions, partnerships, and joint ventures may involve the issuance of debt or equity, or a combination of the two, as payment for or financing of the business or assets involved, which may dilute ownership interest in our business.  Any failure to adequately evaluate and address the risks of and execute on our mergers, acquisitions, partnerships, and joint ventures could have an adverse material effect on our business, results of operations, and financial condition.  In connection with such acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, our management may become distracted from our core business, and we may disrupt relationships with current and new employees, customers and vendors, incur significant debt, or have to delay or not proceed with announced transactions.  The occurrence of any of these events could have an adverse effect on our business.

EdenIQ’s attempt to terminate and failure to close the EdenIQ Merger, and litigation pertaining to the EdenIQ Merger, may negatively impact our business and operations.

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against EdenIQ and its CEO, Brian D. Thome. The lawsuit is based on EdenIQ’s wrongful termination of a merger agreement (the “Merger Agreement”) that would have effectuated the merger of the Company and EdenIQ (the “EdenIQ Merger”). The relief sought includes specific performance of the merger agreement and monetary damages, as well as punitive damages, attorneys’ fees, and costs. By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs.  All of the claims asserted by both the Company and EdenIQ have been denied or dismissed.  The Company and EdenIQ have filed motions for attorney’s fees and costs, which motions are currently pending.  The Company seeks $1,775,043 by its motion and EdenIQ seeks $8,481,600.40 on its motion.  The Company vigorously disputes EdenIQ’s position and supports its own position. We cannot predict the outcome of such litigation. Such litigation may also create a distraction for our management team and board of directors and require time and attention. Any litigation relating to the EdenIQ Merger or EdenIQ’s wrongful termination of and failure to close the EdenIQ Merger would adversely affect our ability to leverage EdenIQ’s technologies for the development of additional advanced biofuels and renewable chemicals and could adversely impact our ability to execute our business plan, our financial condition and results of operations.

Our business may be significantly disrupted upon the occurrence of a catastrophic event or cyberattack.

Our Keyes and Kakinada Plants are highly automated and rely extensively on the availability of our network infrastructure and internal technology systems. The failure of our systems due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyberattack or war, could adversely impact our business, results of operations and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event. However, there can be no assurance that these plans and systems would enable us to return to normal business operations.

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

Since 2007, we have been developing patent-pending enzyme technology to enable the production of ethanol from a combination of starch and cellulose, or from cellulose alone. In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  In December 2018, the Company wrote off $0.9 million of patents associated with the Z-microbeTM and enzymatic processes to facilitate the degradation of certain plant biomass as the Company no longer plans to commercially develop the technologies itself and to free up resources to pursue other methods. In 2018, in cooperation with a federally funded agency, we secured a grant from the California Energy Commission to optimize and demonstrate the effectiveness of ionic liquids technologies for breaking down biomass to produce cellulosic ethanol. To date, we have not completed a large-scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype will occur.  Commercialization risks include economic financial feasibility at commercial scale, availability of funding to complete large-scale commercial prototype, ability of ionic liquids to function at commercial scale and market acceptance of product.

Technological advances and changes in production methods in the biomass-based biofuel industry and renewable chemical industry could render our plants obsolete and adversely affect our ability to compete.

It is expected that technological advances in biomass-based biofuel production methods will continue to occur and new technologies for biomass-based diesel production may develop. Advances in the process of converting oils and fats into biodiesel and renewable diesel, including co-processing, could allow our competitors to produce advanced biofuels more efficiently and at a substantially lower cost. New standards or production technologies may require us to make additional capital investments in, or modify, plant operations to meet these standards. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. Further, it may be necessary for us to make significant expenditures to acquire any new technology and retrofit our plants in order to incorporate new technologies and remain competitive. In order to execute our strategy to expand into the production of renewable chemicals, additional advanced biofuels, next generation feedstocks and related renewable products, we may need to acquire licenses or other rights to technology from third parties. We can provide no assurance that we will be able to obtain such licenses or rights on favorable terms. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient than our competitors, and our ability to sell biomass-based diesel may be harmed, negatively impacting our revenues and profitability.

Risks related to ownership of our stock

If the trading price of our common stock fails to comply with the continued listing requirements of NASDAQ, we could face possible delisting. NASDAQ delisting could materially adversely affect the market for our shares.

On December 24, 2018, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Global Market pursuant to Nasdaq Listing Rule 5450(a) (1). On December 28, 2018, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the most recent publicly held shares information and the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum market value of publicly held shares (“MVPHS”) of $15,000,000 required for continued listing on The NASDAQ Global Market pursuant to Nasdaq Listing Rule 5450(b) (3) (C). We have a compliance period of 180 calendar days, or June 24, 2019 with regards to the minimum bid price requirement and June 26, 2019 with regards to the MVPHS requirement, in which to regain compliance. In the event that we do not regain compliance by the dates above, we will receive written notification that our stock is subject to delisting. At that time, we would have the right to request a hearing to appeal the NASDAQ determination.

We cannot be sure that we will be able to regain compliance with the requirements for continued listing of our common shares on The NASDAQ Global Market, or that any appeal of a decision to delist our common shares will be successful. If our common shares lose their listed status on The NASDAQ Global Market and we are not successful in obtaining a listing on another exchange, our common shares would likely trade on the over-the-counter market.

If our shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity of our common shares. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, and Laird Q. Cagan, a former board member, in the aggregate, beneficially own 24.4% of our outstanding common stock. In addition, the other members of our Board and management, in the aggregate, excluding Mr. McAfee, beneficially own approximately 2.5% of our common stock. Our lender, Third Eye Capital, acting as principal and agent and its affiliates, beneficially own 7.9% of our common stock. As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions. See “Security Ownership of Certain Beneficial Owners and Management.” The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

The conversion of convertible securities and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment and reduce the voting power of your shares, impede our ability to obtain additional financing and cause us to incur additional expenses.

Our Series B convertible preferred stock is convertible into our common stock. As of December 31, 2018, there were 1.3 million shares of our Series B convertible preferred stock outstanding, convertible into 132,300 shares of our common stock on a 10 to 1 ratio. Certain of our financing arrangements, such as our EB-5 notes are convertible into shares of our common stock at fixed prices. Additionally, there are outstanding warrants and options to acquire our common stock issued to employees and directors. As of December 31, 2018, there were outstanding warrants and options to purchase 3.0 million shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

North America

Corporate Office. . Our corporate headquarters are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA. The Cupertino facility office space consists of 9,238 rentable square feet. We extended the lease in February 2015 for an additional five years ending on May 31, 2020. From July 2009 through July 2012, we sublet office space consisting of 3,104 rentable square feet to Solargen, Inc., From June 1, 2013 through December 31, 2016, we sublet office space consisting of 3,104 rentable square feet to Splunk Inc., at a monthly rent rate equal to the rent charged to us by our landlord.

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

CO2 Land in Keyes, CA. On December 3, 2018, we acquired the 5.32 acres of parcel land next to our Keyes Plant in Keyes, CA. The land will be leased and utilized by Linde LLC to construct piping structure to capture the CO2 from the Keyes Plant.

Cellulosic Ethanol Plant in Modesto, CA. On February 3, 2017, we entered into lease agreement with City of Riverbank Local Redevelopment Authority for leasing of approximately 77,000 square feet. The space is leased for 5 years with 10 five-year extensions allowed. The space is being utilized to build a plant to process cellulosic ethanol.

Land, Building and Equipment in Goodland, KS. On July 10, 2017, we obtained an option to acquire all of the capital stock of Goodland Advanced Fuels, Inc., (GAFI), comprising of approximately 93 acres of land, approximately 34,992 square feet of buildings and equipment as part of a partially completed 40 million gallon per year dry-mill ethanol plant. Aemetis has the power to direct the activities of GAFI and has future plans to deploy the cellulosic ethanol technology at the Goodland location.

We productively utilize the majority of the space in our corporate offices and the ethanol plant facilities. The lease with the City of Riverbank and the option to acquire GAFI are intended for future expansion and deployment of the cellulosic ethanol technology.

India

Biodiesel Plant in Kakinada, India. The Kakinada Plant is situated on approximately 32,000 square meters of land in Kakinada, India. The property is located 7.5 kilometers from the local seaport with connectivity through a third-party pipeline to the port jetty. The pipeline facilitates the importing of raw materials and exporting of finished products.

India Administrative Office. Our principal administrative, sales and marketing facilities are located in approximately 1,000 square feet of office space in Hyderabad, India which we lease on a month-to-month rental arrangement.

We productively utilize the majority of the space in these facilities.

Item 3. Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendants EdenIQ, Inc. (EdenIQ).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity established and owned primarily by Aemetis.  The lawsuit asserted that EdenIQ fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology that the Company would not have done but for the Company’s belief that the merger would occur.  The relief sought included EdenIQ’s specific performance of the merger and monetary damages, as well as punitive damages, attorneys’ fees, and costs.   In response to the lawsuit, EdenIQ filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s publicity of the status of the merger.  EdenIQ named Third Eye Capital Corporation (TEC) as a defendant in a second amended cross-complaint that alleged TEC made a financial commitment to fund the merger contingent on the EPA’s approval of EdenIQ’s technology without disclosing that the financing commitment was tied to the EPA approval.  EdenIQ claimed that TEC and the Company participated in the fraudulent concealment of material information surrounding the financing of the merger.  By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs.  All of the claims asserted by both the Company and EdenIQ have been denied or dismissed.  The Company and EdenIQ have filed motions for attorney’s fees and costs, which motions are currently pending.  The Company seeks $1,775,043 by its motion and EdenIQ seeks $8,481,600.40 on its motion.  The Company vigorously disputes EdenIQ’s position and supports its own position.

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

The following table sets forth the high and low sale prices of our common stock for the quarterly reporting periods indicated:

Quarter Ending	High	Low
2018
December 31,	$1.73	$0.42
September 30,	$2.40	$0.90
June 30,	$1.94	$1.36
March 31,	$3.12	$0.45
2017
December 31,	$1.10	$0.51
September 30,	$1.36	$0.78
June 30,	$1.81	$1.10
March 31,	$2.50	$1.10

Shareholders of Record

According to the records of our transfer agent, we had 246 stockholders of record as of February 25, 2019. This figure does not include “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our shareholders approved our Second Amended and Restated 2007 Stock Plan (“2007 Stock Plan”) at our 2015 Annual Shareholders Meeting.   On July 1, 2011, we acquired the Zymetis 2006 Stock Plan (“2006 Stock Plan”) pursuant to the acquisition of Zymetis, Inc. and gave Zymetis, Inc. option holders the right to convert shares into our common stock at the same terms as the 2006 Stock Plan.  During 2015, we established an Equity Inducement Plan pursuant to which 100,000 shares were made available specifically to attract human talent. Additional information regarding the 2007 Stock Plan, 2006 Stock Plan and other compensatory warrants may be found under the caption “Equity Compensation Plans,” in the Proxy Statement, which is hereby incorporated by reference.

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

●
Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2018 and 2017.

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

Overview

Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol facility in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals. Additionally, we have the option to own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through a variable interest entity (VIE) Goodland Advanced Fuels, Inc., (GAFI), which was formed to acquire the Goodland Plant. Upon exercise of the option, we plan to deploy a cellulosic ethanol technology to the Goodland Plant.

North America

Our revenue development strategy for the second half of 2017 and 2018 in North America was based on supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margin and are actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product. In December 2018, we acquired a 5.2-acre parcel of land for the construction of a facility by a major industrial gas company to sell CO2 produced at the Keyes Plant, which will add incremental income for the North America segment. In addition to these efforts, we are developing an advanced cellulosic ethanol project in Riverbank, CA near our Keyes Plant for the deployment of the combined LanzaTech and InEnTec Technologies primarily using waste orchard wood and shells from the Central Valley. Technology agreements have been signed, the site location has been leased, and an Integrated Demonstration Unit (“IDU”) has been built, which we expect will demonstrate the effectiveness of the technologies to produce cellulosic ethanol at profitable yields.

We produce four products at the Keyes Plant: denatured fuel ethanol, WDG, DCO and CDS. In 2018, we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell. DCO was sold to J.D. Heiskell and other local animal feedlots (primarily poultry). Smaller amounts of CDS were sold to various local third parties. Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by OPIS, as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us and is generally determined in reference to the local price of DDG and other feed products. North American revenue is dependent on the price of ethanol, WDG, and DCO.  Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply and price of DDG, and demand from the local dairy and feed markets.  Our revenue is further influenced by our decision to operate the Keyes Plant at any capacity level, maintenance requirements, and the influences of the underlying biological processes.  During 2018, the most significant factors impacting revenue were the price received for ethanol and the price received for WDG.

India

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, beginning sales to retail customers using recent regulatory changes in India that allow sales of biodiesel at retail fuel stations, and pursuing tender offers placed by India government oil companies for bulk purchases of fuels. In July 2017, India's Goods and Services Tax (“GST”) raised the combined tax rate from 11% to 18% on our sales into the Indian domestic markets. In January 2018, the GST was reduced to 12%. The January 2018 GST taxation decrease positively impacted our ability to sell into our local markets. The India Government imposed restrictions on imports of biodiesel mixtures, which will positively impact local sales of biodiesel. In addition, this opened doors to supply biodiesel for manufacturing purposes such as ready-mix suppliers and infrastructure companies which developed interest in our product. We believe the deployment of these strategies will allow for revenue growth in 2019.

North America Segment

Revenue

Substantially all of our North America revenues during the years ended December 31, 2018 and 2017 were from sales of ethanol and WDG. During the twelve months ended December 31, 2018 and 2017, we produced and sold 65.6 million gallons and 60.8 million gallons of ethanol and 424 thousand tons and 407 thousand tons of WDG, respectively.

Cost of Goods Sold

Substantially all of our feedstock is procured by J.D. Heiskell. Our cost of feedstock includes rail, truck or ship transportation, local basis costs and a handling fee paid to J.D. Heiskell. Cost of goods sold also includes chemicals, plant overhead and out-bound transportation. Plant overhead includes direct and indirect costs associated with the operation of the Keyes Plant, including the cost of electricity and natural gas, maintenance, insurance, direct labor, depreciation and freight. Transportation includes the costs of in-bound delivery of corn by rail, inbound delivery of grain by ship, rail, and truck, and out-bound shipments of ethanol and WDG by truck.

Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, we purchase all of our corn or milo from J.D. Heiskell. Title to the corn or milo passes to us when the corn is deposited into our weigh bin and entered into the production process. The credit term of the corn or milo purchased from J.D. Heiskell is five days. J.D. Heiskell purchases our ethanol and WDG on one-day terms. The price of corn is established by J.D Heiskell based on the Chicago Board of Trade pricing including transportation and basis, plus a handling fee.

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

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol and an agreement with A.L. Gilbert to market and sell our WDG. The agreements will expire on August 31, 2019 and December 31, 2019, respectively and automatically renew for additional one-year terms. Pursuant to these agreements, our marketing costs for ethanol and WDG are less than 2% of sales.

Research and Development Expenses (R&D)

In 2018, substantially all of our R&D expenses were related to research and development activities in Minnesota.

In 2017, we built an IDU to prove the production of advanced cellulosic ethanol from deployment of the combined LanzaTech and InEnTec Technologies using primarily orchard wood and shells from the Central Valley. All costs related to this IDU were part of research and development activities for the Riverbank Cellulosic Ethanol Facility.

India Segment

Revenue

Substantially all of our India segment revenues during the years ended December 31, 2018 and 2017 were from sales of biodiesel and refined glycerin. During the twelve months ended December 31, 2018, we sold 19.8 thousand metric tons of biodiesel and 4.7 thousand metric tons of refined glycerin. During the twelve months ended December 31, 2017, we sold 12.2 thousand metric tons of biodiesel and 3.8 thousand metric tons of refined glycerin.

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

We purchase crude palm stearin, a non-edible feedstock, for our biodiesel unit from neighboring natural oil processing plants at a discount to refined palm oil or import from international market when prices are viable. Raw material is received by truck and title passes when the goods are loaded at our vendors’ facilities. Credit terms vary by vendor. However, we generally receive 15 days of credit on the purchases. We purchase crude glycerin in the international market on letters of credit or advance payment terms.

Sales, Marketing and General Administrative Expenses (SG&A)

SG&A expenses consist of employee compensation, professional services, travel, depreciation, taxes, insurance, rent and utilities, licenses and permits, penalties, and sales and marketing fees. Pursuant to an operating agreement with Gemini, we receive operational support and working capital. We compensate Gemini with a percentage of the profits generated from operations. Payments of interest are identified as interest expense while payments of profits are identified as compensation for the operational support component of this agreement. We therefore include the portion of profits paid to Gemini as a component of SG&A, which will vary based on the profits earned by operations. In addition, we market our biodiesel and glycerin through our internal sales staff, commissioned agents and brokers. Commissions paid to agents are included as a component of SG&A.

Research and Development Expenses (R&D)

Our India segment has no research and development activities.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Fiscal Year Ended December 31 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$150,045	$136,739	$13,306	10%
India	21,481	13,418	8,063	60%
Total	$171,526	$150,157	$21,369	14%

North America. The increase in revenues by 10% was due to increases in the sales volume of ethanol by 8% to 65.6 million gallons during the year ended December 31, 2018 compared to 60.8 million gallons during the year ended December 31, 2017. Sales volume of WDG increased by 4% to 424 thousand tons compared to 407 thousand tons during the year ended December 31, 2017. In addition, the average price of WDG increased by 18% to $76.38 per ton in the year ended December 31, 2018 compared to $64.93 per ton in the year ended December 31, 2017. The average price of ethanol decreased slightly to $1.74 for the year ended December 31, 2018 compared to $1.75 per gallon in the year ended December 31, 2017. For the year ended December 31, 2018, we generated approximately 76% of revenues from sales of ethanol, 22% of revenues from sales of WDG and 2% of revenues from DCO and CDS sales compared to 78% of revenues from sales of ethanol, 19% of revenues from sales of WDG and 3% of revenues from DCO and CDS sales for the year ended December 31, 2017. For the year ended December 31, 2018 and 2017, the Keyes Plant operations averaged 119% and 110% of the 55 million gallon per year nameplate capacity.

India. The increase in revenues in the India segment for the year ended December 31, 2018 reflects an increase in sales volume of biodiesel and refined glycerin, primarily as a result of the GST tax decrease from 18% to 12% in January 2018. Biodiesel sales volume increased by 63% to 19.8 thousand tons while the average price increased only by 0.7% to $857 per metric ton. Refined glycerin sales volumes increased by 25% to 4.7 thousand tons while the average price per metric ton increased by 16% to $941 per metric ton. For the year ended December 31, 2018, we generated approximately 79% of revenue from sales of biodiesel and 21% of revenue from sales of glycerin, compared to 77% of revenue from sales of biodiesel and 23% of revenue from sales of glycerin for the year ended December 31, 2017.

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$145,947	$133,606	$12,341	9%
India	20,174	13,176	6,998	53%
Total	$166,121	$146,782	$19,339	13%

North America. We ground 22.9 million bushels of corn at an average price of $4.91 per bushel during the year ended December 31, 2018 compared to 21.5 million bushels of corn at an average price of $4.73 per bushel during the year ended December 31, 2017, an increase in volume of 7% and an increase in average cost of feedstock on a per bushel basis of 4% for the year ended December 31, 2018 as compared to 2017.

India. The increase in cost of goods sold reflects the 60% increase in sales of biodiesel and refined glycerin in 2018. The volume of feedstock used during the year ended December 31, 2018 increased by 90% to 15.7 thousand metric tons of crude palm stearin while the cost of feedstock for biodiesel decreased by an average of 16% to $750 per metric ton compared to the year ended December 31, 2017. The average price of crude glycerin increased by 52% to $893 per metric ton while the volume increased by 25% to 4.3 thousand metric tons compared to the year ended December 31, 2017.

Gross Profit

Fiscal Year Ended December 31 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$4,098	$3,133	$965	31%
India	1,307	242	1,065	440%
Total	$5,405	$3,375	$2,030	60%

North America. Gross profit increased by 31% in the year ended December 31, 2018 primarily due to increases in the average price of WDG by 18%, volume of ethanol sales by 8%, and volume of WDG sales by 4%, which outpaced increases in the cost of feedstock.

India. The increase in gross profit was attributable mainly to an increase in average sales price of refined glycerin by 16% to $941 per metric ton, an increase in sales volume of biodiesel by 63%, and an increase in sales volume of refined glycerin by 25% in the year ended December 31, 2018 coupled with a decrease in feedstock prices of biodiesel by 16% compared to the year ended December 31, 2017.

Operating Expenses

R&D

Fiscal Year Ended December 31 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$246	$2,367	$(2,121)	-90%
India	-	-	-	-
Total	$246	$2,367	$(2,121)	-90%

R&D expenses decreased mainly due to recognition of the expenses toward building and testing the IDU for cellulosic ethanol of $1.8 million in our AAPK entity in the year ended December 31, 2017. In the year ended December 31, 2018, we incurred expenses for lab supplies, rent and utilities of $46 thousand, professional and other fees of $129 thousand, and amortization of intangibles of $71 thousand driven by the relocation of our research and development facility from Maryland to Minnesota.

Selling, General & Administrative (SG&A)

Fiscal Year Ended December 31 (in thousands)

	2018	2017	Inc/(dec)	% change

North America	$15,204	$12,134	$3,070	25%
India	881	1,057	(176)	-17%
Total	$16,085	$13,191	$2,894	22%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue in the year ended December 31, 2018 increased to 10% as compared to 9% in the year ended December 31, 2017. The increase in overall SG&A expenses in the year ended December 31, 2018 was primarily attributable to: (i) an increase in non-recurring legal fees of $2.5 million and $0.1 million in other professional fees, (ii) an increase in taxes, penalties and utilities of $0.5 million, and (iii) an increase in marketing and supplies $0.2 million, offset by a $0.2 million decrease in salaries, depreciation, and travel expenses compared to the year ended December 31, 2017.

India. SG&A expenses as a percentage of revenue in the year ended December 31, 2018 decreased to 4% compared to 8% for the years ended December 31, 2017. Overall SG&A expenses decreased during the year ended December 31, 2018 by 17% compared to the year ended December 31, 2017. The decrease was due to a decrease in operating support charges, salaries, utilities, professional fees and other expenses totaling $257 thousand offset by an increase in taxes and office supplies and services totaling $80 thousand.

Other Income/Expense

Fiscal Year Ended December 31 (in thousands)

Other (income)/expense
	2018	2017	Inc/(dec)	% change
North America
Interest rate expense	$17,556	$13,593	$3,963	29%
Debt related fees and amortization expense	7,520	5,398	2,122	39%
Accretion of Series A preferred units	44	-	44	100%
Loss on impairment of intangible assets	865	-	865	100%
Other (income) expense	(1,208)	328	(1,536)	-468%

India
Interest rate expense	614	313	301	96%
Other (income) expense	(37)	(51)	14	27%
Total	$25,354	$19,581	$5,773	29%

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

North America. Interest rate expense was higher in the year ended December 31, 2018 due to higher debt balances in 2018 as we added waiver fees to our senior debt and refinancing fees to our subordinated debt. In addition, GAFI debt related interest rate expense of $2.9 million was included in the North America segment. The increase in amortization expense was due to expensing the present value of redemption fees of $3.1 million and $0.5 million waiver fees associated with Amendment No. 14 entered into in March 2018, covenant waiver fees of $0.3 million for the quarter ended June 30, 2018, and amortization of Amendment No.13 fees and Subordinated Notes refinancing fees during the year ended December 31, 2018. In addition, GAFI related amortization expense of $0.7 million was recognized in the year ended December 31, 2018. Further, $0.5 million in amortization expense was recognized related to stock appreciation rights issued in connection with Amendment No. 1 of the GAFI Note Purchase Agreement, with the original fair value of $1.3 recognized as a debt issuance cost. The increase in other income in the year ended December 31, 2018 was due to selling of Carbon allowances and LCFS credits for $1.2 million and the change in fair value of SARs of $145 thousand in the year ended December 31, 2018, offset by recognition of Amendment No.14 guarantee fees of $125 thousand to McAfee Capital approved by the Board of Directors in the fourth quarter of 2018. In addition, the outstanding intangible asset balance of $0.9 million was impaired completely in the fourth quarter as the Company plans to pursue a different set of patents for enzymatic process. According to accounting treatment for Series A Preferred Unit financing, we have to accrete the change in the redemption value over the estimated redemption period of six years. We recorded the accretion of $44 thousand as of December 31, 2018.

India. Interest expense increased because of utilization of capital from two working capital partners during the year ended December 31, 2018. The slight decrease in other income was caused by other miscellaneous income offset by the fluctuations in foreign exchange gains and losses during the year ended December 31, 2018.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $1.2 million at December 31, 2018, of which $1.2 million was held in our North American entities, including $17 thousand held by GAFI, and $28 thousand held in our Indian subsidiary. Our current ratio was 0.23 and 0.32, respectively, at December 31, 2018 and 2017. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	December 31, 2018	December 31, 2017
Cash and cash equivalents $	1,188	$428
Current assets (including cash, cash equivalents, and deposits)	10,311	11,462
Current and long term liabilities (excluding all debt)	32,286	20,406
Current & long term debt	175,117	153,786

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of December 31, 2018, the EB-5 escrow account is holding funds in the amount of $0.5 million from one investor pending approval by the USCIS. Funding of $0.5 million was released to the Company on April 26, 2018 and the balance of $0.5 million is expected to be released from the escrow account in 2019.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. As of December 31, 2018, the EB-5 escrow funding of $1.5 million was released to the Company. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

Management believes that through the following actions, the Company will have the ability to generate capital liquidity to carry out the business plan for 2019:

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
●
Monetize the CO2 produced at the Keyes Plant by executing on the agreement with Linde for the delivery of gas to their neighboring facility to be built during 2019.
●
Construct and operate biogas digesters to capture and monetize biogas by 2020.
●
Rely on the approval of a $125 million U.S. Department of Agriculture loan guarantee to raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed technology from LanzaTech Technology (Lanza Tech) and InEnTec Technology (InEnTec) to generate federal and state carbon credits available for ultra-low carbon fuels.
●
Secure higher volumes of shipments of fuels at the Kakinada Plant by developing the sales channels and expanding the existing domestic markets.
●
Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current offering for $50 million from the Phase II of the EB-5 program, or by vendor financing arrangements.

At December 31, 2018, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $89.9 million excluding the GAFI debt. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2020; provided, however, that pursuant to Amendment No. 14, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2021 upon notice and payment of a 5% extension fee. We intend to repay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes and/or a senior debt refinancing and/or an equity financing.

At December 31, 2018, GAFI’s outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $25.8 million. The current maturity date for all of the Third Eye Capital financing arrangements is July 10, 2019 with option to extend with one-year renewals. GAFI intends to repay the Third Eye Capital Notes through proceeds from the issuance of a GAFI EB-5 offering.

Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities as described in further detail in Note 4.Debt of the Notes to Consolidated Financial Statements in Part IV of this Form 10-K.  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

We also rely on our working capital lines with J.D. Heiskell in California, and Gemini and SOL in India to fund our commercial arrangements for the acquisitions of feedstock. J.D. Heiskell currently provides us with working capital for the Keyes Plant, Gemini currently provides us with working capital for the Kakinada Plant and SOL provides us inter-corporate deposit for British Petroleum business operations.  The ability of J.D. Heiskell, Gemini, and SOL to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the year ended December 31, 2018:

	Change in total debt	$21,331
Increases to debt:
Accrued interest	17,825
Amendment No.14 fee	500
TEC debt Extension/redemption fee	3,051
January 2018 Promissory note including $10K withheld as fees by TEC	160
Feb 2018 Promissory note including $0.1 million withheld as fees by TEC and $283 thousand paybale at due date	2,283
April 2018 & Oct 2018 Promissory note including $10K withheld as fees by TEC	360
Sub debt extension fees	680
India working capital draws and changes due to foreign currency	15,163
GAFI Amendment No. 1 including $75K fee withheld as fees by TEC	1,575
EB-5 escrow and EB-5 Phase 2 received	2,000
Note indebtedness covenant wavier fee for Q2'18, Q3'18, and Q4'18	750
GAFI Amendment No. 2 including $175K fee and $200K in prepaid interest withheld as fees by TEC	2,019
Change in debt issuance costs, net of amortization	535
	Total increases to debt	$46,901

Decreases to debt:
Principal and interest payments to senior lender	(4,675)
Interest payments to EB-5 investors	(454)
Principal, fees and interest payments on working capital loans in India	(15,816)
GAFI interest and fee payments	(4,625)

	Total decreases to debt	$(25,570)

Working capital changes resulted in (i) a $0.4 million increase in inventories due to crude palm stearin purchased in the third quarter pending processing by India operations due to weather conditions and (ii) a $1.5 million decrease in prepaid expenses mainly due to the use of $1.5 million prepaid interest on GAFI Term Loan offset by additions of $0.2 million to prepaid interest and (iii) a $0.3 million increase in other current assets was due to $0.1 million increase in GAFI, $0.5 million increase in Aemetis, Inc. other current assets and $0.3 million decrease in India other current assets, $1.1 million decrease in accounts receivable of Aemetis, Inc. and offset by a $0.8 million increase in cash.

Net cash used by operating activities during the year ended December 31, 2018 was $5.5 million consisting of non-cash charges of $14.0 million, net changes in operating assets and liabilities of $16.8 million, and net loss of $36.3 million. The non-cash charges consisted of: (i) $7.7 million in amortization of debt issuance costs and other amortization, (ii) $4.6 million in depreciation expenses, (iii) $1.0 million in stock-based compensation expense, (iv) $0.9 million of impairment loss on intangibles, and (v) $0.1 million of fair value changes in SARs. Net changes in operating assets and liabilities consisted primarily of an increase in inventories of $0.7 million and other assets of $0.4 million, offset by: (i) a $2.2 million increase in accounts payable, (ii) a $1.1 million decrease in accounts receivable, (iii) a $1.7 million decrease in prepaids, (iv) a $0.4 million increase in other liabilities, and (v) a $12.5 million increase in accrued interest.

Cash used by investing activities during the year ended December 31, 2018 was $4.1 million, consisting of capital expenditures of $1.3 million from India operations and $2.7 million from U.S. operations.

Cash provided by financing activities during the year ended December 31, 2018 was $10.4 million, consisting primarily of debt proceeds of $2.0 million received from the EB-5 Phase I and Phase II programs, $2.5 million received from Third Eye Capital promissory notes, $15.6 million from working capital partners in India for UBPL operations, $3.1 million received from GAFI, and $8.3 million received in Series A preferred unit financing net of $1.3 million of Series A preferred unit issuance costs , partially offset by payments of $15.2 million in principal payments to working capital partners in India for UBPL operations, $1.8 million for GAFI subsequent Term loan and $2.8 million to Third Eye Capital.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2018.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued new guidance on the recognition of revenue. The guidance stated that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued further revenue recognition guidance amending principal versus agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. There was no cumulative impact to retained earnings. We assessed all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition.

We derive revenue primarily from sales of ethanol and related co-products in North America, and biodiesel and refined glycerin in India based on supply agreements and purchase order contracts. We assessed the following criteria under the guidance: (i) identify the contracts with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.
In North America, we sell the majority of our production to one customer under a supply contract, with individual sales transactions occurring under this contract. Given the similarity of these transactions, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to the tank of J.D. Heiskell or to one of its contracted trucking companies. At this point in time, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy for ethanol and by A.L. Gilbert for WDG and DCO. There is no transaction price allocation needed.

The below table shows our sales in North America by product category:

North America (in thousands)
	For the year ended December 31,
	2018	2017
Ethanol sales	$113,855	$106,419
Wet distiller's grains sales	32,362	26,422
Other sales	3,828	3,898
	$150,045	$136,739

In India where we sell products on purchase orders (written or verbal) or by contract with governmental or international parties, the performance obligation is satisfied by delivery and acceptance of the physical product. When the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in the contracts. The transaction price is determined based on reference market prices for biodiesel and refined glycerin every day net of taxes. There is no transaction price allocation needed.

The below table shows our sales in India by product category:

India (in thousands)
	For the year ended December 31,
	2018	2017
Biodiesel sales	$17,009	$10,365
Refined Glycerin sales	4,467	3,053
Other sales	5	-
	$21,481	$13,418

We also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those customers pursuant to contractual agreements.

In North America, we buy corn as feedstock in producing ethanol from our working capital partner J.D. Heiskell and we sell all ethanol, WDG, and corn oil produced in this process to J.D. Heiskell. Our finished goods tank is leased by J.D. Heiskell and they require us to transfer legal title to the product upon transfer of our finished ethanol to this location. We consider the purchase of corn as a cost of goods sold and the sale of ethanol upon transfer to the finished goods tank as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have a legal title to the goods during the processing time. Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. The Company has elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and SG&A expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount.

In India, we occasionally enter into contracts under which we purchase feedstock from the customer, process the feedstock into biodiesel, and sell to the same customer. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on the contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel as long as it resides on our premises. Hence, we are the principal in both North America and India sales scenarios where the customer and vendor are the same.

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of December 31, 2018.

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

Testing for Modification or Extinguishment Accounting

During 2018 and 2017, we evaluated amendments to our debt under the ASC 470-50 guidance for modification and extinguishment accounting. This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where our future cash flows changed more than 10 percent, we recorded our debt at fair value based on factors available to us for similar borrowings and used the extinguishment accounting method to account for the debt extinguishment.

Recently Issued Accounting Pronouncements

Refer to Note 1 of the Financial Statements for a description of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Financial Statements are listed in the Index to Consolidated Financial Statements on page 47 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2018.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective at providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accuratelyand fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures by us are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission- 2013. Based on the results of management’s assessment and evaluation, principally due to the accounting for the preferred stock issued in the current year (described below), our CEO and CFO concluded that our internal control over financial reporting was not effective as described below.

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting since our last filing through December 31, 2017, in response to the identified material weaknesses.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. In addition, although we are implementing specific additions to our identified key controls to address the identified material weaknesses as discussed below, our implementation of these controls have not been completed as of the filing date of this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weaknesses was identified in our failure to design and maintain effective controls over our supervision and review of the completeness and accuracy of the evaluation conducted by a third party specialist that we engaged to assist us with the review of a complex preferred share issuance.

●
Management recognized the complexity of certain preferred share issuance transactions and engaged a specialist to address the gap in its own internal capabilities, but management did not adequately evaluate the experience and familiarity of the retained specialist with the evaluation of transactions in this particularly complex area of accounting. This failure in our specialist selection control framework resulted in the improper accounting for the preferred stock transaction.

As part of our ongoing efforts to remediate the weaknesses in our internal controls identified, we will, among other things:

(1)
Continue to seek outside specialists to assist in the analysis of complex, non-routine transactions where management believes our existing accounting policy and control organization has inadequate knowledge and experience and requires support.

(2)
Improve the design of our internal controls related to the evaluation and selection of any third party specialist retained to assist with the analysis of complex, non-routine transactions, including scrutinizing the experience and familiarity of the firm and the specific individuals assigned to the review in respect of similar transactions and, in certain circumstances seek the opinion of second specialist.

We intend to perform such procedures and commit such resources as necessary to continue to allow us to overcome or mitigate these material weaknesses such that we can make timely and accurate quarterly and annual financial filings until such time as those material weaknesses are fully addressed and remediated. We believe that the foregoing actions and the resulting improvements in our internal control over financial reporting will remediate the material weakness that we identified. There are, however, inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected.

Item 9B. Other Information

Reserve Liquidity Facility

On March 11, 2019, we and a subsidiary entered into a one-year reserve liquidity facility governed by a promissory note, payable to Third Eye Capital, in the principal amount of $8 million. We do not currently expect to draw upon the note. However, we determined that it was prudent to maintain a liquidity reserve in case of unforeseen needs. Borrowings under the facility are available from March 11, 2019 until maturity on April 1, 2020. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2020. The promissory note is secured by liens and security interests upon the property and assets of the Company as described in that certain Amended and Restated Note Purchase Agreement, dated as of July 6, 2012. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $200,000, payable from the proceeds of the first drawing under the facility.

The foregoing descriptions of the promissory note do not purport to be complete and are qualified in their entirety by reference to the full text of the promissory note, which is filed as Exhibit 10.73 hereto and incorporated by reference herein.

Third Eye Capital Amendment

On March 11, 2019, Third Eye Capital agreed to Limited Waiver and Amendment No. 15 to the Note Purchase Agreement (Amendment No. 15), to waive the ratio of note indebtedness covenant until January 1, 2020. As a consideration for this amendment, the Company also agreed to pay Third Eye Capital an amendment fee of $1.0 million to be added to the redemption fee.

The foregoing descriptions of the promissory note do not purport to be complete and are qualified in their entirety by reference to the full text of the promissory note, which is filed as Exhibit 10.74 hereto and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Governance

The information required by this Item 10 is included in our Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included in our Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included in our Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
1.1	At Market Issuance Sales Agreement dated March 23, 2016 with FBR Capital Markets & Co. and MLV & Co. LLC and Aemetis Inc.	10-K	000-51354	1.1	Mar 28, 2016
3.1.1	Articles of Incorporation	10-Q	000-51354	3.1	Nov. 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation	10-Q	000-51354	3.1.1	Nov. 14, 2008
3.1.3	Certificate of Designation of Series B Preferred Stock	8-K	000-51354	3.2	Dec. 13, 2007
3.1.4	Certificate of Amendment to Articles of Incorporation	8-K	000-51354	3.3	Dec. 13, 2007
3.1.5	Certificate of Amendment to Articles of Incorporation	Pre14C	111136140		Oct. 11, 2011
3.1.6	Certificate of Change in Articles of Incorporation are a result of 1 for 10 reverse split to Authorized Shares and Common Shares Outstanding on May 5, 2014	10-Q	000-51354	3.1	May 31, 2014
3.1.7	Amended and Restated Articles of Incorporation	10-K	000-51354	3.1.7	March 16, 2017
3.2.1	Bylaws	8-K	000-51354	3.4	Dec. 13, 2007
4.1	Specimen Common Stock Certificate	8-K	000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K	000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K	000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K	000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14A	000-51354		Apr. 3, 2015
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14A	000-51354		Apr. 15, 2008
10.3	Eric McAfee Executive Employment Agreement dated September 1, 2011	8-K	000-51354	10.2	Sep. 8, 2011
10.4	Andrew Foster Executive Employment Agreement, dated May 22, 2007	8-K	000-51354	10.7	Dec. 13, 2007

10.5	Todd Waltz Executive Employment Agreement, dated March 15, 2010	8-K	000-51354		May 20, 2009
10.6	Sanjeev Gupta Executive Employment Agreement, dated September 1, 2007	10-K	000-51354	10.11	May 20, 2009
10.7	Agreement of Loan for Overall Limit dated June 26, 2008 between Universal Biofuels Private Limited and State Bank of India	10-Q	000-51354	10.12	Aug. 14, 2008
10.8	Ethanol Marketing Agreement, dated October 29, 2010 between AE Advanced Fuels Keyes, Inc. and Kinergy Marketing, LLC	10-Q	000-51354	10.6	Dec. 1, 2010
10.9	Zymetis, Inc. 2006 Stock Incentive Plan	10-K	000-51354	10.31	Oct. 31, 2012
10.10	Zymetis Inc. Incentive Stock Option Agreement	10-K	000-51354	10.32	Oct. 31, 2012
10.11	Zymetis Inc. Non-Incentive Stock Option Agreement	10-K	000-51354	10.33	Oct. 31, 2012
10.12	First Amendment to Ethanol Marketing Agreement dated September 6, 2011, between AE Advanced Fuels Keyes, Inc. and Kinergy Energy Marketing	8-K	000-51354	10.1	Sept. 8, 2011
10.13	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jan. 1, 2012
10.14	Form of 5% Subordinated Note	8-K	000-51354	10.2	Jan. 1, 2012
10.15	Form of Common Stock Warrant	8-K	000-51354	10.3	Jan. 1, 2012
10.16	Amendment No. 6 to Note Purchase Agreement dated April 13, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.17	Limited Waiver to Note Purchase Agreement dated March 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation, an Ontario corporation, as agent	8-K	000-51354	10.1	Apr. 19, 2012
10.18	Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2012 among Aemetis, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.19	Amendment No. 7 to Note Purchase Agreement dated May 15, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	May 22, 2012
10.20	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jun. 6, 2012
10.21	Form of 5% Subordinated Note	8-K	000-51354	10.1	Jun. 6, 2012
10.22	Form of Common Stock Warrant	8-K	000-51354	10.1	Jun. 6, 2012
10.23	Note and Warrant Purchase Agreement dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	Jun. 28, 2012
10.24	5% Subordinated Promissory Note dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	Jun. 28, 2012
10.25	Form of Warrant to Purchase Common Stock	8-K	000-51354	10.3	Jun. 28, 2012
10.26	Note Purchase Agreement dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	July 3, 2012
10.27	15% Subordinated Promissory Note dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	July 3, 2012
10.28	Agreement and Plan of Merger, dated July 6, 2012, among Aemetis, Inc., AE Advanced Fuels, Inc., Keyes Facility Acquisition Corp., and Cilion, Inc.	8-K	000-51354	2.1	July 10, 2012

10.29	Stockholders’ Agreement dated July 6, 2012, among Aemetis, Inc., and Western Milling Investors, LLC, as Security holders’ Representative.	8-K	000-51354	10.1	July 10, 2012
10.30	Amended and Restated Note Purchase Agreement, dated July 6, 2012 among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.31	Amended and Restated Guaranty, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.32	Amended and Restated Security Agreement, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012
10.33	Investors’ Rights Agreement dated July 6, 2012, by and among Aemetis, Inc., and the investors listed on Schedule A thereto.	8-K	000-51354	10.5	July 10, 2012
10.34	Technology License Agreement dated August 9, 2012 between Chevron Lummus Global LLC and Aemetis Advanced Fuels, Inc.	8-K	000-51354	10.1	Aug. 22, 2012
10.35	Corn Procurement and Working Capital Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.64	Oct. 31, 2012
10.36	Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.65	Oct. 31, 2012
10.37	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	000-51354	10.66	Oct. 31, 2012
10.38	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	10-K	000-51354	10.67	Oct. 31, 2012
10.39	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Oct. 23, 2012
10.40	Amendment No. 1 to Revolving Line of Credit Agreement dated October 16, 2012 by and among Aemetis International, Inc., a Nevada corporation, and Laird Q. Cagan	8-K	000-51354	10.2	Oct. 23, 2012
10.41	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012 and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	000-51354	10.3	Oct. 23, 2012
10.42	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	000-51354	10.4	Oct. 23, 2012
10.43	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated September 29, 2012	10-K	000-51354	10.72	Apr. 4, 2013

10.44	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K	000-51354	10.1	Jan. 7, 2013
10.45	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K/A	000-51354	10.1	Feb. 27, 2013
10.46	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Mar. 11, 2013
10.47	Amendment No. 1 to Agreement for Repayment of Note by Share Issuance dated as of April 10, 2013 by and among Aemetis, Inc., Aemetis International, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	10-K	000-51354	10.77	Apr. 4, 2013
10.48	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated January 2, 2013.	10-K	000-51354	10.76	Apr. 4, 2013
10.49	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Apr. 16, 2013
10.50	Amendment No. 4 to Amended and Restated Note Purchase Agreement dated as of April 19, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, and Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K/A	000-51354	10.2	May 14, 2013
10.51	Special Bridge Advance dated as of March 29, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K	000-51354	10.2	Apr. 16, 2013
10.52	Agreement For Satisfaction of Note by Share and Note Issuance dated as of April 18, 2013 between Aemetis, Inc., Aemetis International, Inc. and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit dated August 17, 2009 as amended.	8-K	000-51354	10.1	Apr. 24, 2013

10.53	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	000-51354	10.1	May 23, 2013
10.54	Amended and Restated Aemetis Keyes Corn Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	000-51354	10.2	May 23, 2013
10.55	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013 by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	July 31, 2013
10.56	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Nov. 1, 2013
10.62	Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	Mar. 31, 2014
10.64	Limited Waiver and Amendment No. 8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q/A	000-51354	10.1	Nov. 13, 2014
10.65	Limited Waiver and Amendment No. 9 to Amended and Restated Note Purchase Agreement, dated as of March 12, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10K	000-51354	10.1	Mar. 12,2015
10.66	Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	May 7, 2015
10.67	Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 7, 2015).	10-Q	000-51354	10.1	Nov. 5, 2015

10.68	Limited Waiver and Amendment No. 12 to Amended and Restated Note Purchase Agreement, dated as of March 21, 2016 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.68	Mar. 28, 2016
10.69	Binding letter of intent for the purchase of certain property, plant and equipment in Goodland, Kansas by Aemetis Advanced Fuels Goodland, Inc., or such other subsidiary of Aemetis Inc., dated March 22, 2016 from Third Eye Capital Corporation, in its capacity as attorney-in-fact for New Goodland Energy Center, LLC.	10-K	000-51354	10.69	Mar. 28, 2016
10.70	Limited Waiver and Amendment No. 13 to Amended and Restated Note Purchase Agreement, dated as of March 1, 2017 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.70	Mar. 16, 2017
10.71	Limited Waiver and Amendment No. 14 to Amended and Restated Note Purchase Agreement, dated as of March 27, 2018 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.71	Mar. 27, 2018
10.72	Promissory Note, dated as of March 27, 2018 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.72	Mar. 27, 2018
10.73	Promissory Note, dated as of March 11, 2019 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.73	Mar. 14, 2019	X
10.74	Limited Waiver and Amendment No. 15 to Amended and Restated Note Purchase Agreement, dated as of March 11, 2019 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.74	Mar. 14, 2019	X
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

 *Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AEMETIS, INC.
Index to Consolidated Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	49
Consolidated Financial Statements
Consolidated Balance Sheets	50
Consolidated Statements of Operations and Comprehensive Loss	51
Consolidated Statements of Cash Flows	52
Consolidated Statements of Stockholders' Deficit	53
Notes to Consolidated Financial Statements	54 -85

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Des Moines, Iowa
March 14, 2019

AEMETIS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017
(In thousands except for par value)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,188	$428
Accounts receivable	1,096	2,219
Inventories	6,129	5,737
Prepaid expenses	942	2,435
Other current assets	956	643
Total current assets	10,311	11,462

Property, plant and equipment, net	78,492	78,837
Other assets	3,018	4,032
Total assets	$91,821	$94,331

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$13,500	$10,457
Current portion of long term debt	2,396	2,039
Short term borrowings	14,902	13,586
Mandatorily redeemable Series B convertible preferred stock	3,048	2,946
Accrued property taxes	3,337	3,677
Other current liabilities	5,396	3,311
Total current liabilities	42,579	36,016
Long term liabilities:
Senior secured notes	89,884	73,986
EB-5 notes	36,500	34,000
GAFI secured and revolving notes	25,461	24,351
Long term subordinated debt	5,974	5,824
Series A preferred units	7,005	-
Other long term liabilities	-	15
Total long term liabilities	164,824	138,176

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 20,345 and 20,088 shares issued and outstanding each period, respectively	20	20
Additional paid-in capital	85,917	84,679
Accumulated deficit	(193,204)	(160,188)
Accumulated other comprehensive loss	(3,576)	(2,904)
Total stockholders' deficit attributable to Aemetis, Inc.	(110,842)	(78,392)
Non-controlling interest - GAFI	(4,740)	(1,469)
Total stockholders' deficit	(115,582)	(79,861)
Total liabilities and stockholders' deficit	$91,821	$94,331

The accompanying notes are an integral part of the financial statements

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In thousands, except for earnings per share)

	For the years ended December 31,
	2018	2017
Revenues	$171,526	$150,157

Cost of goods sold	166,121	146,782

Gross profit	5,405	3,375

Research and development expenses	246	2,367
Selling, general and administrative expenses	16,085	13,191

Operating loss	(10,926)	(12,183)

Other (income) expense:

Interest expense
Interest rate expense	18,170	13,906
Debt related fees and amortization expense	7,520	5,398
Accretion of Series A preferred units	44	-
Loss on impairment of intangibles	865	-
Other (income) expense	(1,245)	277

Loss before income taxes	(36,280)	(31,764)

Income tax expense	7	6

Net loss	$(36,287)	$(31,770)

Less: Net loss attributable to non-controlling interest	(3,271)	(1,469)

Net loss attributable to Aemetis, Inc.	$(33,016)	$(30,301)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(672)	484
Comprehensive loss	$(36,959)	$(31,286)

Net loss per common share attributable to Aemetis, Inc.
Basic	$(1.63)	$(1.53)
Diluted	$(1.63)	$(1.53)

Weighted average shares outstanding
Basic	20,252	19,833
Diluted	20,252	19,833

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In thousands)
	For the year ended December 31,
	2018	2017
Operating activities:
Net loss	$(36,287)	$(31,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	981	1,101
Stock issued for services	22	118
Depreciation	4,580	4,622
Debt related fees and amortization expense	7,520	5,399
Intangibles and other amortization expense	140	392
Accretion of Series A preferred units	44	-
Loss on sale/disposal of assets	9	-
Impairment loss on intangible assets	865	-
Change in fair value of SARs	(145)	-
Changes in operating assets and liabilities:
Accounts receivable	1,079	(1,015)
Inventories	(721)	(2,370)
Prepaid expenses	1,692	371
Other current and long-term assets	(380)	(425)
Accounts payable	2,207	2,580
Accrued interest expense and fees, net of payments	12,463	10,812
Other liabilities	425	1,497
Net cash used in operating activities	(5,506)	(8,688)

Investing activities:
Capital expenditures	(4,074)	(1,116)
Net cash used in investing activities	(4,074)	(1,116)

Financing activities:
Proceeds from borrowings	20,071	14,798
Repayments of borrowings	(18,010)	(10,037)
GAFI proceeds from borrowings	3,144	3,614
GAFI repayments of borrowings	(1,775)	-
Proceeds from Series A preferred units financing	6,961	-
Net cash provided by financing activities	10,391	8,375

Effect of exchange rate changes on cash and cash equivalents	(51)	371
Net cash and cash equivalents increase (decrease) for period	760	(1,058)
Cash and cash equivalents at beginning of period	428	1,486
Cash and cash equivalents at end of period	$1,188	$428

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest, net of capitalized interest of $135 thousand and $0 for years ended December 31, 2018 and 2017, respectively	$5,590	$3,092
Income taxes paid	6	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Fair value of warrants issued to subordinated debt holders	235	321
Repurchase of common stock added to TEC promissory note	-	451
TEC debt extension, waiver fees, promissory notes fees added to debt	4,255	5,615
GAFI plant, property & equipment acquired with debt	-	15,431
Payment of TEC bridge loan added to GAFI Revolving loan	-	3,669
Debt exchanged for prepaid interest on GAFI Term loan	200	2,250
Stock Appreciation Rights issued for GAFI Amendment No. 1	1,277	-
GAFI Amendment No. 1 & 2 fees added to debt	250	-
Capital expenditures not paid yet	905	-
Settlement of subordinated debt through issuing stock	-	132

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Dollars	Shares	Dollars	Capital	Deficit	loss	Interest	Total
Balance at December 31, 2016	1,328	$1	19,858	$20	$83,441	$(129,887)	$(3,388)	$-	$(49,813)

Conversion of Series B preferred to common stock	(5)	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,101	-	-	-	1,101
Shares issued to consultants and other services	-	-	100	-	118	-	-	-	118
Issuance and exercise of warrants	-	-	240	-	338	-	-	-	338
Repurchase of common stock	-	-	(275)	-	(451)	-	-	-	(451)
Issuance of shares for interest and note extinguishment	-	-	165	-	132	-	-	-	132
Other comprehensive income	-	-	-	-	-	-	484	-	484
Net loss	-	-	-	-	-	(30,301)	-	(1,469)	(31,770)

Balance at December 31, 2017	1,323	1	20,088	20	84,679	(160,188)	(2,904)	$(1,469)	(79,861)

Stock-based compensation	-	-	2	-	981	-	-	-	981
Shares issued to consultants and other services	-	-	30	-	22	-	-	-	22
Issuance and exercise of warrants	-	-	225	-	235	-	-	-	235
Other comprehensive income	-	-	-	-	-	-	(672)	-	(672)
Net loss	-	-	-	-	-	(33,016)	-	(3,271)	(36,287)

Balance at December 31, 2018	1,323	$1	20,345	$20	$85,917	$(193,204)	$(3,576)	$(4,740)	$(115,582)

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
●
Aemetis Advanced Products Keyes, Inc., a Delaware corporation;
●
Aemetis Property Keyes, Inc., a Delaware corporation;
●
Aemetis Advanced Biorefinery Keyes, Inc., a Delaware corporation; and
●
Aemetis Biogas LLC, a Delaware limited liability company.

Nature of Activities. Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of first-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol plant in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. Aemetis is building a biogas digester, pipeline and gas cleanup project to convert dairy waste gas into renewable natural gas, and is developing a plant to convert waste orchard wood into cellulosic ethanol. We operate a research and development laboratory and hold a portfolio of patents and related technology licenses for the production of renewable fuels and biochemicals.

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis. Additionally, we consolidate all entities in which we have a controlling financial interest either directly or by option to acquire the interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In July 2017, Goodland Advanced Fuels, Inc. (“GAFI”) acquired a partially completed ethanol plant in Goodland, Kansas, and as part of the transaction, GAFI entered into a note purchase agreement (the “GAFI Note Purchase Agreement”) for a revolving loan (“GAFI Revolving Loan”) and term loan (“GAFI Term Loan”, and together with the GAFI Revolving Loan, the “GAFI Loans”) with Third Eye Capital Corporation (“Third Eye Capital”). The transaction provided Aemetis with both an option agreement (“GAFI Option Agreement”) to acquire all of the outstanding stock from GAFI at $0.01 per share, as well as the ability for Aemetis, and its subsidiary Aemetis Advanced Products Keyes, Inc. (“AAPK”), to borrow portions of the GAFI Revolving Loan. In exchange, Aemetis and AAPK each provided a limited guaranty (“GAFI Limited Guaranty”). GAFI is thinly capitalized by its sole shareholders, and dependent on the terms of the agreements with Third Eye Capital and Aemetis to support its own activities. Additionally, the combination of the GAFI Limited Guaranty and the GAFI Option Agreement provide sufficient basis for Aemetis to direct the activities of GAFI. Upon application of the consolidation guidance in ASC 810 Consolidation, we determined that GAFI is a variable interest entity with Aemetis as the primary beneficiary. Accordingly, the consolidated financial statements include the account of GAFI. See “Part I, Item 1. Financial Statements – Note 6. Variable Interest Entity.” All intercompany balances and transactions have been eliminated in consolidation, including transactions between GAFI and Aemetis, Inc.

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

Revenue Recognition.  In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance stated that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March and April 2016, the FASB issued further revenue recognition guidance amending principal vs. agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. There was no cumulative impact to retained earnings. We assessed all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition.

We derive revenue primarily from sales of ethanol and related co-products in North America, and biodiesel and refined glycerin in India based on the supply agreements and purchase order contracts. We assessed the following criteria under the guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

In North America, we sell the majority of our production to one customer under a supply contract, with individual sales transactions occurring under this contract. Given the similarity of these transactions, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to the tank of J.D. Heiskell or to one of their contracted trucking companies. At this point in time, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy for ethanol and by A.L. Gilbert on WDG and DCO. There is no transaction price allocation needed.

The below table shows our sales in North America by product category:

North America (in thousands)
	For the year ended December 31,
	2018	2017
Ethanol sales	$113,855	$106,419
Wet distiller's grains sales	32,362	26,422
Other sales	3,828	3,898
	$150,045	$136,739

In India where we sell products on purchase orders (written or verbal) or by contract with governmental or international parties, the performance obligation is satisfied by delivery and acceptance of the physical product. When the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined based on reference market prices for biodiesel and refined glycerin every day net of taxes. There is no transaction price allocation needed.

The below table shows our sales in India by product category:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

India (in thousands)
	For the year ended December 31,
	2018	2017
Biodiesel sales	$17,009	$10,365
Refined Glycerin sales	4,467	3,053
Other sales	5	-
	$21,481	$13,418

We also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those customers in some contractual agreements.

In North America, we buy corn as feedstock in producing ethanol from our working capital partner J.D. Heiskell and we sell all ethanol, WDG, and corn oil produced in this process to J.D. Heiskell. Our finished goods tank is leased by J.D. Heiskell and they require us to transfer legal title to the product upon transfer of our finished ethanol to this location. We consider the purchase of corn as a cost of goods sold and the sale of ethanol upon transfer to the finished goods tank as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have legal title to the goods during the processing time. Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. The Company has elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general, & administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount.

In India, we occasionally enter into contracts where we purchase feedstock from the customer, process the feedstock into biodiesel, and sell to the same customer. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel as long as it resides on our premises. Hence, we are the principal in both North America and India sales scenarios where our customer and vendor may be the same.

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of December 31, 2018.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at various financial institutions domestically and abroad. The Federal Deposit Insurance Corporation insures domestic cash accounts. The Company’s accounts at these institutions may at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and it requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial conditions of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowance for doubtful accounts in the years ended December 31, 2018 and 2017.

Inventories. Finished goods, raw materials, and work-in-process inventories are valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value ("NRV"). Distillers’ grains and related products are stated at NRV. In the valuation of inventories, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the Keyes Plant, Goodland Plant and Kakinada Plant. The Goodland Plant is partially completed and is not ready for operation; hence, we are not depreciating these assets yet. Otherwise, it is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value In estimating our forecasts, we used significant assumptions with regard to the cost of inputs mainly palm stearin, and outputs mainly biodiesel. These assumptions were commodity market driven but we also considered the government regulations, import and export tariffs, availability of alternate low-cost inputs, and potential customer agreements. We evaluated all assumptions based on conditions which the Company believes will become available to increase production at profitable margins in the future.

Intangibles: In December 2018, the Company wrote off $0.9 million of patents associated with the Z-microbeTM and enzymatic processes to facilitate the degradation of certain plant biomass as the Company shifted away from this technology.

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

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2018 and 2017, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

2017 U.S. Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed the existing U.S. tax laws by, but not limited to, (i) reducing the corporate federal tax rate from 35% to 21%, (ii) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, (iii) moving from a worldwide tax system to a territorial tax system, (iv) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, (v) providing that bonus depreciation will allow for full expensing of qualified property, (vi) creating a new limitation on deductible interest expense, and (vii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act.

In connection with our initial provisional analysis of the impact of the Tax Act, the Company revalued its tax-effected deferred tax assets, resulting in a $19.6 million reduction in the Company’s tax-effected deferred tax assets, with a corresponding reduction in the Company’s valuation allowance.  There was no material change to the Company’s provisional analysis of the impact of the Tax Act in 2018.

In 2018, the Company adopted certain tax accounting policies related to the new global intangible low-taxed income (“GILTI”) provisions under the Tax Act such that the Company will:  (1) account for all GILTI related book-tax differences as period costs and (2) use the Incremental Cash Tax Savings approach in evaluating its valuation allowance assessment related to the GILTI inclusion.

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive. As the Company incurred a net loss for the years ended December 31, 2018 and 2017, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of December 31, 2018 and 2017:

	As of
	December 31, 2018	December 31, 2017
Series B preferred (post split basis)	132	132
Common stock options and warrants	2,984	2,519
Debt with conversion feature at $30 per share of common stock	1,236	1,201
SARs conversion if stock issued at $0.71 per share to cover $2.1 million	2,964	-
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	7,316	3,852

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiary that operates in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date and the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Transactional gains and losses from foreign currency transactions are recorded in other (income) loss, net.

Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Aemetis recognized two reportable geographic segments: “North America” and “India.”

The “North America” operating segment includes the Company’s 60 million gallons per year capacity Keyes Plant in California, the cellulosic ethanol facility in Riverbank, the cluster of biogas digesters on dairies near Keyes, California, the Goodland Plant, Kansas and the research and development facility in Minnesota.

The “India” operating segment encompasses the Company’s 50 million gallon per year capacity Kakinada Plant in India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

Fair Value of Financial Instruments. Financial instruments include accounts receivable, accounts payable, accrued liabilities, current and non-current portion of subordinated debt, SARs liability, notes payable, and long-term debt.  Due to the unique terms of our notes payable and long-term debt and the financial condition of the Company, the fair value of the debt is not readily determinable.  The fair value, determined using level 3 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Share-Based Compensation. The Company recognizes share based compensation expense in accordance with ASC 718 Stock Compensation requiring the Company to recognize expenses related to the estimated fair value of the Company’s share-based compensation awards at the time the awards are granted, adjusted to reflect only those shares that are expected to vest.

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

Recently Issued Accounting Pronouncements.

In February 2016, the FASB issued guidance that amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is effective for us beginning January 1, 2019, and for interim periods within that year. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. On July 30, 2018, the FASB issued ASU 2018-11 amendments to ASC 842 as Optional transition relief approach in which entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may not select to separate lease and non-lease components when certain conditions are met.

We plan to adopt the standard as of January 1, 2019 using the optional transition relief approach. We will elect the practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We will make an accounting policy election to keep leases with a term of 12 months or less off of the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

We estimate adoption of the standard will result in recognition of additional net lease assets and lease liabilities of approximately $1.2 million, respectively, as of January 1, 2019. We do not believe the standard will materially affect our consolidated net earnings.

We do not believe the new standard will have a notable impact on our liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, with certain exceptions. ASU 2018-07 supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees, which previously included the accounting for non-employee awards. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We plan to adopt the standard as of January 1, 2019 and we do not believe the standard will materially affect our measurement and recognition of nonemployee share-based compensation.

2. Inventories

Inventories consist of the following:

	December 31, 2018	December 31, 2017
Raw materials	$3,647	$2,829
Work-in-progress	1,327	1,605
Finished goods	1,155	1,303
Total inventories	$6,129	$5,737

As of December 31, 2018 and December 31, 2017, the Company recognized a lower of cost or market reserve of $0.2 million each, respectively, related to inventory.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2018	December 31, 2017
Land	$4,116	$2,747
Plant and buildings	82,445	82,652
Furniture and fixtures	1,056	1,003
Machinery and equipment	3,928	3,972
Construction in progress	3,581	941
GAFI property, plant & equipment	15,408	15,408
Total gross property, plant & equipment	110,534	106,723
Less accumulated depreciation	(32,042)	(27,886)
Total net property, plant & equipment	$78,492	$78,837

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Interest capitalized in property, plant, and equipment was $135 thousand and none for the years ended December 31, 2018 and 2017, respectively.

Depreciation on the components of the property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 7
Furniture and fixtures	3 - 5

The Company recorded depreciation expense of approximately $4.6 million each for the years ended December 31, 2018 and 2017.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. Based on the analysis, both the Keyes Plant and Kakinada Plant did not require impairment adjustment as of December 31, 2018 and 2017.

4. Debt

Debt consists of the notes from the Company’s senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	December 31, 2018	December 31, 2017
Third Eye Capital term notes	$7,024	$6,931
Third Eye Capital revolving credit facility	47,225	35,371
Third Eye Capital revenue participation term notes	11,794	11,636
Third Eye Capital acquisition term notes	23,841	20,048
Cilion shareholder seller notes payable	5,974	5,824
Subordinated notes	10,080	8,725
EB-5 promissory notes	38,536	36,039
Unsecured working capital loans	4,822	4,861
GAFI Term and Revolving loans	25,821	24,351
Total debt	175,117	153,786
Less current portion of debt	17,298	15,625
Total long term debt	$157,819	$138,161

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (“Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (“Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (“Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as the “Original Third Eye Capital Notes”).

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

On April 28, 2017, a Promissory Note (the “April 2017 Note”, and together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $1.5 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earliest of (a) closing of the Financing, (b) receipt of proceeds from any financing, refinancing or other similar transaction, (c) extension of credit by the Lender, or Agent on behalf of certain lenders or the Noteholders, to the Debtors or their affiliates, and (d) June 15, 2017. In addition, $1.0 million of this note represents fees payable by GAFI upon the closing of the Goodland transaction. On July 10, 2017, the April 2017 Note was paid in full and the fees payable by GAFI were paid.

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

On February 27, 2018, a Promissory Note (the “February 2018 Note”, and together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2018. In consideration of the February 2018 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. The maturity date of the note was December 31, 2018 with $183 thousand in fees due and payable at the time of the redemption of the Note. On December 20, 2018, the February 2018 Note was paid in full.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

On March 27, 2018, Third Eye Capital agreed to Limited Waiver and Amendment No. 14 to the Note Purchase Agreement (“Amendment No. 14”) to: (i) extend the maturity date of the Third Eye Capital Notes two years to April 1, 2020 in exchange for an amendment fee consisting of 6% (3% per year) of the outstanding note balance in the form of an increase in the fee payable in the event of a redemption of the Third Eye Capital Notes (as defined in the Note Purchase Agreement); (ii) provide that the maturity date may be further extended at our election to April 1, 2021 in exchange for an extension fee of 5%; (iii) provide for an optional quarterly waiver of the ratio of note indebtedness covenant until January 1, 2019 with the payment of a waiver fee of $0.25 million; and (iv) remove the redemption fee described in (i) above from the calculation of the ratio of note indebtedness covenant. In addition to the fee discussed in (i), as consideration for such amendment and waiver, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.5 million to be added to the outstanding principal balance of the Revolving Credit Facility.

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

On March 27, 2018, Third Eye agreed to a one-year reserve liquidity facility governed by a promissory note, payable in the principal amount of up to $6 million. Borrowings under the facility are available from March 27, 2018 until maturity on April 1, 2019. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2019. The promissory note is secured by liens and security interests upon the property and assets of the Company. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $200,000, payable from the proceeds of the first drawing under the facility. We did not draw any amounts under the facility and no balance was outstanding as of December 31, 2018 under this facility. On March 11, 2019, Third Eye agreed to increase the amount available under the reserve liquidity facility up to $8.0 million and extend the maturity date to April 1, 2020 with the same terms as above.

On March 11, 2019, Third Eye Capital agreed to Limited Waiver and Amendment No. 15 to the Note Purchase Agreement ("Amendment No. 15"), to waive the ratio of note indebtedness covenant until January 1, 2020. As a consideration for this amendment, the Company also agreed to pay Third Eye Capital an amendment fee of $1.0 million to be added to the redemption fee.

Based on the Amendment No.15, the ratio of note indebtedness covenant is waived for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019. According to ASC 470-10-45 debt covenant classification guidance, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. As the Amendment No.15 waived the ratio of the note indebtedness covenant over the next 12 months, the notes are classified as long-term debt.

Terms of Third Eye Capital Notes

A.
Term Notes. As of December 31, 2018, the Company had $7.0 million in principal and interest outstanding under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2020.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

B.
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (19.25% as of December 31, 2018), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2020. As of December 31, 2018, AAFK had $47.2 million in principal and interest and waiver fees outstanding under the Revolving Credit Facility net of $0.5 million unamortized discount issuance costs, of which $0.5 million were interest-accruing covenant waiver fees added on each period ended June 30, 2018, September 30, 2018, and December 31, 2018 to the Revolving Credit Facility.

C.
Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2020. As of December 31, 2018, AAFK had $11.8 million in principal and interest outstanding on the Revenue Participation Term Notes.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (16.25% per annum as of December 31, 2018) and mature on April 1, 2020. As of December 31, 2018, Aemetis Facility Keyes, Inc. had $23.8 million in principal and interest and redemption fees outstanding net of unamortized discount issuances costs of $1.0 million. The outstanding principal balance includes a total of $6.0 million in redemption fees, including $4.5 million which was added to the Acquisition Term Notes on March 27, 2018 as part of Amendment No. 14.

The Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Notes allow the lender to accelerate the maturity in the occurrence of any event that could reasonably be expected to have a material adverse effect, such as any change in the business, operations, or financial condition.

We have no remaining availability on the Revolving Credit Facility.

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

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders (Cilion Notes) as merger compensation, subordinated to the Third Eye Capital Notes. The Cilion Notes bear interest at 3% per annum and are due and payable after the Third Eye Capital Notes have been paid in full. As of December 31, 2018, Aemetis Facility Keyes, Inc. had $6.0 million in principal and interest outstanding on the Cilion Notes.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $0.9 million and $2.5 million in original notes to the investors (Subordinated Notes). The Subordinated Notes mature every six months. Upon maturity, the Subordinated Notes are generally extended with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% and is due at maturity. Neither AAFK nor Aemetis, Inc. may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full.

The Subordinated Notes were amended to extend the maturity date on January 1, 2018 and again on July 1, 2018 with six months extension for maturity until December 31, 2018. We evaluated these amendments and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On January 1, 2019, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) June 30, 2019; (ii) completion of an equity financing by AAFK or Aemetis, Inc. in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We will evaluate the January 1, 2019 amendment and the refinancing terms of the notes and apply accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

At December 31, 2018 and December 31, 2017, the Company had, in aggregate, the amount of $10.1 million and $8.7 million in principal and interest outstanding, respectively, under the Subordinated Notes.

EB-5 promissory notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2-3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the “EB-5 Phase I funding”). The original maturity date on the promissory notes can be extended automatically for a one or two-year period initially and is eligible for further one-year automatic extensions as long as there is no notice of non-extension from investors and the investors’ immigration process is in progress. The notice of non-extension should be given at 12-month period to take effect for the next maturity date. As a result, the notes have been recognized as non-current. The EB-5 Notes are convertible after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of December 31, 2018, $35.0 million released from the escrow amount to the Company, with $0.5 million remaining in escrow and $0.5 million to be funded to escrow. As of December 31, 2018, $35.0 million in principal and $2.0 million in accrued interest was outstanding on the EB-5 Phase I Notes.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding to refinance indebtedness and capital expenditures of Aemetis, Inc. and GAFI. The Company entered into a Note Purchase Agreement dated with Advanced BioEnergy II, LP, a California limited partnership authorized as a Regional Center to receive EB-5 Phase II investments, for the issuance of up to 100 EB-5 Notes bearing interest at 3%. Each note will be issued in the principal amount of $0.5 million and due and payable five years from the date of each note, for a total aggregate principal amount of up to $50.0 million (the “EB-5 Phase II funding”).

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Cellulosic Ethanol Facility in increments of $0.5 million. The Company has sold an aggregate principal amount of $1.5 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of December 31, 2018, $1.5 million was released from escrow to the Company and $48.5 million remains to be funded to escrow. As of December 31, 2018, $1.5 million in principal was outstanding on the EB-5 Phase II Notes.

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited ("Gemini"). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital advances bear interest at 12%. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the year ended December 31, 2018 and 2017, the Company made principal and interest payments to Gemini of approximately $12.2 million and $5.8 million, respectively. As of December 31, 2018 and 2017, the Company had approximately $4.6 million and $3.5 million outstanding under this agreement, respectively.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as operational support charges by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 days period at the rate of 14.75% per annum interest rate. The term of the agreement continues until the either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the years ended December 31, 2018 and 2017, the Company made principal and interest payments to Secunderabad Oils of approximately $3.7 million and $2.4 million, respectively. As of December 31, 2018 and 2017, the Company had $0.3 million and $1.3 million outstanding under this agreement, respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Variable Interest Entity (GAFI) Term loan and Revolving loan

On July 10, 2017, GAFI entered into a Note Purchase Agreement (“Note Purchase Agreement”) with Third Eye Capital (Noteholders). See further discussion regarding GAFI in Note 6. Pursuant to the Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (“Term Loan”) and (ii) revolving advances not to exceed ten million dollars in the aggregate (“Revolving Loan”). The interest rate per annum applicable to the Term Loan is equal to ten percent (10%). The interest rate per annum applicable to the Revolving Loans is the greater of Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12.00%). The applicable interest rate as of December 31, 2018 was 13.25%. The maturity date of the Loans (“Maturity Date”) is July 10, 2019, provided that the Maturity Date may be extended at the option of GAFI for up to two additional one-year periods upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. An initial advance under the Revolving Loan was made for $2.2 million as a prepayment of interest on the Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to Noteholders.

On June 28, 2018, GAFI entered into Amendment No.1 to the GAFI Term Loan with Third Eye Capital for an additional amount of $1.5 million with a fee of $75 thousand added to the loan from Third Eye Capital at a 10% interest rate. The fee of $75 thousand was recognized as expense on the Amendment date. Pursuant to Amendment No.1, Aemetis, Inc. entered into a Stock Appreciation Rights Agreement to issue 1,050,000 Stock Appreciation Rights (SARs) to Third Eye Capital on August 23, 2018, with an exercise date of one year from the issuance date with a call option for the Company at $2.00 per share during the first 11 months of the agreement either to pay $2.1 million in cash or issue common stock worth of $2.1 million based on 30-day weighted average price of the stock on the call date, and a put option for Third Eye Capital at $1.00 per share during the 11th month of the agreement where the Company can redeem the SARs for $1.1 million in cash. In the event that none of the above options is exercised, the SARs will be automatically exercised one year from the issuance date based upon the 30-day weighted average and paid in cash and cash equivalents. We used an outside valuation expert to value the SARs using the Monte Carlo method, and recorded the stock price fair value of the SARs of $1.3 million as fees on Amendment No. 1 and will be amortized over the term of the loan according to ASC 470-50 Debt – Modification and Extinguishment. The Company also recorded a liability for the fair value of $1.3 million which will be re-measured at every quarter end until the SARs are exercised. On December 20, 2018, $1.6 million from Amendment No.1 was paid.

On December 3, 2018, GAFI entered into Amendment No. 2 to the GAFI Term Loan with Third Eye Capital for an additional amount of $3.5 million from Third Eye Capital at a 10% interest rate. GAFI borrowed $1.8 million against this Amendment No. 2 with a $175 thousand fee added to the loan and $0.2 million was withheld from the $1.8 million for interest payments. $1.5 million is available to draw under GAFI Amendment No. 2 for the CO2 project. Among other requirements, the Company is also required to make the following mandatory repayments of the CO2 Term Loan: i) on a monthly basis, an amount equal to 75% of any payments received by the Company for CO2 produced by Linde LLC, ii) an amount equal to 100% of each monthly payment received by the Company for land use by Linde for CO2 plant, iii) on a monthly basis, an amount equal to the product of: $0.01 multiplied by the number of bushels of corn grain used in the ethanol production at the Keyes Plant. Based on the mandatory payments, an amount of $0.4 million is estimated to be paid in the next 12 months and is classified as current debt as of December 31, 2018. We evaluated the Amendment No. 2 to the Term Loan and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

As of December 31, 2018 and 2017, GAFI had $15.7 million net of discounts issuance costs of $1.3 million outstanding on the Term Loan and $10.1 million on the Revolving Loan respectively.

Debt repayments for the Company’s loan obligations follow:

Twelve months ended December 31,	Debt Repayments
2019	$17,298
2020	132,081
2021	25,500
2022	1,473
2023	1,500
Total debt	177,852
Debt issuance costs	(2,735)
Total debt, net of discount issuance costs	$175,117

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

5. Commitments and Contingencies

Operating Leases

As of December 31, 2018, the Company, through its subsidiaries, has non-cancelable future minimum operating lease payments for various office space locations. Future minimum operating lease payments are as follows:

Twelve months ended December 31,	Future Rent Payments
2019	$712
2020	430
2021	210
2022	35
Total	$1,387

The Company recognized rent expense of $0.6 million for each of the years ended December 31, 2018 and 2017.

The Company entered into a payment plan with Stanislaus County for unpaid property taxes on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company is set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. As of December 31, 2018, the balance in property tax accrual was $3.3 million.

Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendants EdenIQ, Inc. (EdenIQ).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity established and owned primarily by Aemetis.  The lawsuit asserted that EdenIQ fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology that the Company would not have done but for the Company’s belief that the merger would occur.  The relief sought included EdenIQ’s specific performance of the merger and monetary damages, as well as punitive damages, attorneys’ fees, and costs.   In response to the lawsuit, EdenIQ filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s publicity of the status of the merger.  EdenIQ named Third Eye Capital Corporation (TEC) as a defendant in a second amended cross-complaint that alleged TEC made a financial commitment to fund the merger contingent on the EPA’s approval of EdenIQ’s technology without disclosing that the financing commitment was tied to the EPA approval.  EdenIQ claimed that TEC and the Company participated in the fraudulent concealment of material information surrounding the financing of the merger.  By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs.  All of the claims asserted by both the Company and EdenIQ have been denied or dismissed.  The Company and EdenIQ have filed motions for attorney’s fees and costs, which motions are currently pending.  The Company seeks $1,775,043 by its motion and EdenIQ seeks $8,481,600.40 on its motion.  The Company vigorously disputes EdenIQ’s position and supports its own position.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

6.
Variable Interest Entity

GAFI was formed to acquire the partially completed Goodland Plant. GAFI entered into a Note Purchase Agreement with Third Eye Capital to acquire the plant. GAFI, the Company and its subsidiary AAPK also entered into separate Intercompany Revolving Notes, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the Revolving Loan incurred under the Note Purchase Agreement. Aemetis, Inc. and AAPK (Guarantors) also agreed to enter into certain Limited Guaranty. Pursuant to the Limited Guaranty, the Guarantors guarantee the prompt payment and performance of all unpaid principal and interest on the Loans and all other obligations and liabilities of GAFI to Noteholders in connection with the Note Purchase Agreement. The obligations of the Guarantors pursuant to the Limited Guaranty are secured by a first priority lien over all assets of the Guarantors pursuant to separate general security agreements entered into by each Guarantor. The aggregate obligations and liabilities of each Guarantor is limited to the sum of (i) the aggregate amount advanced by GAFI to such Guarantor under and in accordance with the Intercompany Revolving Notes and (ii) the obligation of the Guarantor pursuant to its indemnity and expense obligations under the Limited Guaranty prior to the date on which the Option is exercised. Additionally, on July 10, 2017, the Company entered into an Option Agreement by and between GAFI and the sole shareholder of GAFI, pursuant to which Aemetis was granted an irrevocable option to purchase all, but not less than all, of the capital stock of GAFI for an aggregate purchase price equal to $0.01 per share (total purchase price of $10.00). This Option provides for automatic triggering in the event of certain default circumstances. After the automatic exercise upon default, the Limited Guaranty no longer applies and the Guarantors are responsible for the outstanding balances of the GAFI term and revolving loan. Additionally, Third Eye Capital was granted a warrant for the purchase of 250 shares, representing 20% of the outstanding shares of GAFI, for a period of 10 years at an exercise price of $0.01 per share. In consideration for signing the Option, the sole shareholder of GAFI subscribed to the 100,000 common stock of the Aemetis, Inc. On July 10, 2017, the Company issued the 100,000 shares and recognized $0.1 million related stock compensation during the year ended December 31, 2017.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The following are the Balance Sheets and Statements of Operations of GAFI:

	Goodland Advanced Fuels, Inc.
	Balance Sheets
	As of
	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$17	$184
Prepaid expenses	215	1,581
Other assets	103	-
Total current assets	335	1,765

Property, plant and equipment	15,408	15,408
Promissory note receivable from Aemetis	6,182	5,709
Total assets	$21,925	$22,882

Liabilities and stockholder deficit

Other accrued liabilities	$44	$-
Secured and revolving notes	26,621	24,351
Total liabilities	26,665	24,351

Accumulated deficit	(4,740)	(1,469)
Total liabilities and stockholder deficit	$21,925	$22,882

	Goodland Advanced Fuels, Inc. Statements of Operations
	For the year ended	For the period from July 1, 2017 to
	December 31, 2018	December 31, 2017
Selling, general and administrative expenses	$455	$260
Operating loss	(455)	(260)
Interest expense
Interest rate expense	2,865	1,249
Debt related fees and amortization expense	690	250
Other income	(739)	(290)
Net loss	$(3,271)	$(1,469)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

GAFI, the Company and its subsidiaries Aemetis Advanced Products Keyes, Inc. (“AAPK”) and Aemetis Property Keyes, Inc. (“APK”) also entered into separate intercompany revolving promissory notes (the “GAFI Intercompany Notes”), dated July 10, 2017, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the GAFI Revolving Loan borrowed under the Amended GAFI Note Purchase Agreement to the Company. Aemetis paid GAFI fees of $1.0 million associated with entry into the Note purchase agreement with TEC, and accordingly holds an account receivable from GAFI.

The Company borrowed $1.5 million on June 28, 2018 and it was paid back on December 20, 2018. On December 3, 2018, APK borrowed $1.6 million from GAFI to purchase the land for CO2 project. As of December 31, 2018 and 2017, the Company, AAPK, APK had $6.2 million and $5.7 million outstanding on the GAFI Intercompany Notes. The outstanding balances are eliminated upon consolidation.

7. Biogas LLC – Series A Preferred Financing

On December 20, 2018, Aemetis Biogas LLC (the “ABGL”) entered into a Series A Preferred Unit Purchase Agreement (“Preferred Unit Agreement”) by selling Series A preferred units to Protair-X Americas, Inc. (the “Purchaser”), with Third Eye Capital Corporation acting as an agent for the purchaser (the “Agent”). ABGL plans to construct and collect biogas from about eleven dairy located near the Keyes Plant (the “Project”). Biogas is a blend of methane along with CO2 and other impurities that can be captured from dairies, landfills and other sources.  After a gas cleanup and compression process, biogas can be converted into bio-methane, which is a direct replacement of petroleum natural gas and can be transported in existing natural gas pipelines.

ABGL is authorized to issue 11,000,000 Common Units, and up to 6,000,000 convertible, redeemable, secured, preferred membership units (the “Series A Preferred Units”). ABGL issued 6,000,000 Common Units to the Company. ABGL also issued 1,660,000 Series A Preferred Units to the Purchaser for $8,300,000 with the ability to issue an additional 4,340,000 Series A Preferred Units at $5.00 per Unit for a total of up to $30,000,000 in funding. Additionally, 5,000,000 common units are held in reserve as potential conversion units issuable to the Purchaser upon certain triggering events discussed below.

The Preferred Unit Agreement include i) preference payments of $0.50 per unit on the outstanding Series A preferred units commencing on the second anniversary, ii) conversion rights for up to 1,200,000 common units or up to maximum number of 5,000,000 common units (also at a one Series A Preferred unit to one Common Unit basis) if certain triggering events occur, iv) one Board seat of the three available to be elected by Preferred Unit holders, iii) mandatory redemption value at $15 per unit payable at an amount equal to 75% of free cash flow generated by ABGL, up to $90 million in the aggregate (if all units are issued), iv) full redemption of the units on the sixth anniversary, v) minimum cash flow requirements from each digester, and vi) $0.9 million paid as fees to the Agent from the proceeds.

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event; i) the obligation of the Purchaser to purchase additional Series A preferred units is terminated, ii) cash flow payments for redemption payments increased from 75% to 100% of free cash flows, iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis.

Pursuant to signing the agreement with the Purchaser, the ABGL issued 1,660,000 Series A preferred units for an amount of $8.3 million in first tranche of investment. ABGL paid $6.0 million of this amount to Aemetis, Inc. in the form of management fees for managing and executing the Project. We assessed the above terms and concluded that the minority shareholders lacks substantive participating rights, principally based on the ownership percentage, manager representation, and expertise in the industry. Therefore, ABGL is controlled by Aemetis, Inc. and accordingly consolidated into the Company. The Series A Preferred Units are recorded as mandatorily redeemable and treated as a liability as the conversion option was deemed to be non-substantive. The Company is accreting up to the redemption value of $24.9 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of the original issuance date and December 31, 2018 based on the evaluation of the other conditions included in the agreement.

8. Stockholders’ Equity

The Company is authorized to issue up to 40 million shares of common stock, $0.001 par value per share and 65 million shares of preferred stock, $0.001 par value per share.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

		Shares Issued and
	Authorized	Outstanding December 31,
	Shares	2018	2017
Series B preferred stock	7,235	1,323	1,323
Undesignated	57,765	—	—
	65,000	1,323	1,323

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

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583 thousand shares with an original purchase price of $1.8 million out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders’ equity by the same amount to reflect the Company’s obligations with respect to this matter. The obligation accrues interest at the rate of 5.25% per year. At December 31, 2018 and 2017, the Company had accrued an outstanding obligation of $3.0 million and $2.9 million, respectively. Full cash payment to the Cordillera Fund is past due. The Company expects to pay this obligation upon availability of funds after paying senior secured obligations.

9. Outstanding Warrants

During the years ended December 31, 2018 and 2017, the Company granted 227 thousand common stock warrants, for the extension of certain Notes for each period, respectively. The accredited investors received 2-year warrants exercisable at $0.01 per share as part of note agreements.

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

Description	For the year ended December 31
	2018	2017
Dividend-yield	0%	0%
Risk-free interest rate	2.25%	1.32%
Expected volatility	92.2%	68.5%
Expected life (years)	2	2
Market value per share on grant date	$1.05	$1.43
Exercise price per share	$0.01	$0.01
Fair value per share on grant date	$1.04	$1.42

For the years ended December 31, 2018 and 2017, Note investors exercised 227 thousand and 241 thousand warrant shares at exercise prices of $0.01 per share, respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

A summary of historical warrant activity for the years ended December 31, 2018 and 2017 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2016	344	$3.33	3.88
Granted	227	0.01
Exercised	(241)	0.01
Expired	-	-
Outstanding December 31, 2017	330	$3.47	3.02
Granted	227	0.01
Exercised	(227)	0.01
Expired	(235)	3.82
Outstanding December 31, 2018	95	$2.59	6.95

All of the above outstanding warrants are vested and exercisable as of December 31, 2018. As of December 31, 2018, the Company had $37 thousand of total compensation expense related to warrants recognized.

10. Stock-Based Compensation

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

On January 18, 2018 and May 17, 2018, 725 and 423 thousand stock option grants were issued to employees and directors under the Company Stock Plans respectively. As of December 31, 2018, 2.9 million options are outstanding under the Company Stock Plans.

Inducement Equity Plan Options

In March 2015, the Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory options to purchase common stock. As of December 31, 2018, 12 thousand options were outstanding.

Common Stock Reserved for Issuance

The following is a summary of awards granted under the above Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2016	98	1,632	$4.37
Authorized	655	-	-
Granted	(899)	899	1.41
Forfeited/expired	342	(342)	7.32
Balance as of December 31, 2017	196	2,189	$2.70
Authorized	655	-	-
Granted	(1,148)	1,148	1.07
Exercised	-	(2)	0.67
Forfeited/expired	446	(446)	4.35
Balance as of December 31, 2018	149	2,889	$1.80

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Vested and unvested awards outstanding as of December 31, 2018 and 2017 follow:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Average Intrinsic Value1
2018
Vested and Exercisable	1,923	$2.01	7.34	$-
Unvested	966	1.38	8.81	-
Total	2,889	$1.80	7.80	$-

2017
Vested and Exercisable	1,515	$2.94	5.83	$-
Unvested	674	2.16	8.62	-
Total	2,189	$2.70	6.68	$-

———————
(1) Intrinsic value based on the $0.61 and $0.55 closing price of Aemetis stock on December 31, 2018 and 2017 respectively, as reported on the NASDAQ Exchange.

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

For the years ended December 31, 2018 and 2017 the Company recorded option expense in the amount of $1.0 million and $1.1 million, respectively.

Valuation and Expense Information

All issuances of stock options or other issuances of equity instruments to employees as the consideration for services received by us are accounted for based on the fair value of the equity instrument issued. The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of four entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed zero due to the small number of plan participants.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The weighted average fair value calculations for options granted during years ended December 31, 2018 and 2017 are based on the following assumptions:

Description	For the year ended December 31,
	2018	2017
Dividend-yield	0%	0%
Risk-free interest rate	2.71%	2.22%
Expected volatility	82.99%	76.96%
Expected life (years)	6.48	6.42
Market value per share on grant date	$1.07	$1.41
Fair value per share on grant date	$0.79	$0.99

As of December 31, 2018, the Company had $0.8 million of total unrecognized compensation expense for employees which the Company will amortize over the weighted remaining term of 1.7 years.

In addition, the Company issued 100 thousand shares of the Company’s restricted common stock on July 10, 2017 to the GAFI sole shareholder in consideration for option agreement at the subscription grant price of $1.18. In addition, the Company issued 165 thousand shares of the Company’s restricted common stock to promissory note holder on December 12, 2017 at the subscription grant price of $0.80 per share to pay off a promissory note. Stock-based compensation awards issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ deficit over the applicable service periods based on the fair value of the awards or consideration received at the vesting date.

The Company entered into a Stock Appreciation Rights Agreement to issue 1,050,000 Stock Appreciation Rights (SARs) to Third Eye Capital on August 23, 2018 as part of Amendment No.1 to GAFI Note Purchase Agreement with an exercise date of one year from the issuance date. The SARs Agreement contains a call option for the Company at $2.00 per share during the first 11 months of the agreement either pay $2.1 million in cash or issue common stock worth of $2.1 million based on 30-day weighted average price of the stock on the call date, and a put option for the Third Eye Capital at $1.00 per share during the 11th month of the agreement where Third Eye Capital can redeem the SARs for $1.1 million in cash and cash equivalents. If none of the above options is exercised, SARs are automatically exercised and paid for in cash and cash equivalents one year from the date of the issuance date based upon the 30-day weighted average price of the Company’s stock price. We used an outside valuation expert to value the SARs using the Monte Carlo method. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, such assumptions include the following: the fair value of our common stock, which was at $1.28. On August 23, 2018, the volatility of our common stock for a year at 127%, and a risk-free interest rate for one year at 2.43%. Based on this valuation, we recorded a fair value of the SARs of $1.28 million as fees on Amendment No. 1 to the GAFI term loan and these fees are amortized over the term of the loan according to ASC 470-50 Debt – Modification and Extinguishment. The Company also recorded a liability for the fair value of $1.28 million in other liabilities which will be re-measured at every quarter end using the Monte Carlo valuation method until the SARs are exercised.

The SARs were re-measured at December 31, 2018 using the following assumptions:

Description	At December 31, 2018

Risk-free interest rate	2.60%
Expected volatility	125%
Market value per share on grant date	$0.61
Fair value per share on grant date	$1.08

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Company considers the stock appreciation rights to be level 3 of the fair value hierarchy based upon the applicable guidance.

	Total	Level 1	Level 2	Level 3
2018
SARs liability	$1,132	$-	$-	$1,132

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs from August 23, 2018 to December 31, 2018:

SARs Liability Balance
Balance on August 23, 2018	$1,277
Related change in fair value	(145)
Balance as of December 31, 2018	$1,132

11. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. The term of the Corn Procurement and Working Capital Agreement expires on December 31, 2019 and the term can be automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all ethanol the Company produces to Kinergy or other marketing purchasers designated by the Company and all WDG the Company produces to A.L. Gilbert. The Company markets and sells DCO to A.L. Gilbert and other third parties. The Company’s relationships with J.D. Heiskell, Kinergy, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for the Keyes Plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital Agreements during the years ended December 31, 2018 and 2017 were as follows:

	As of and for the year ended December 31,
	2018	2017
Ethanol sales	$113,855	$106,419
Wet distiller's grains sales	32,362	26,422
Corn oil sales	3,393	3,707
Corn purchases	112,687	101,768
Accounts receivable	433	1,171
Accounts payable	1,882	2,449

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2019 and with A.L Gilbert on December 31, 2019 with automatic one-year renewals thereafter. For the years ended December 31, 2018 and 2017, the Company expensed marketing costs of $2.6 million and $2.5 million, respectively, under the terms of both ethanol and wet distillers’ grains agreements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

12. Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Keyes Plant in Keyes, the cellulosic ethanol facility in Riverbank, the cluster of biogas digesters on dairies near Keyes, California, the Goodland Plant, Kansas and the research and development facility in Minnesota.

The “India” operating segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing Kakinada Plant, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

Summarized financial information by reportable segment for the years ended December 31, 2018 and 2017 follow:

	For the year ended December 31, 2018			For the year ended December 31, 2017
	North America	India	Total Consolidation	North America	India	Total Consolidated

Revenues	$150,045	$21,481	$171,526	$136,739	$13,418	$150,157
Cost of goods sold	145,947	20,174	166,121	133,606	13,176	146,782

Gross profit	4,098	1,307	5,405	3,133	242	3,375

Other Expenses
Research and development expenses	246	-	246	2,367	-	2,367
Selling, general and administrative expenses	15,204	881	16,085	12,134	1,057	13,191
Interest expense	25,076	614	25,690	18,991	313	19,304
Accretion of Series A preferred units	44	-	44	-	-	-
Loss on impairment of intangibles	865	-	865	-	-	-
Other expense (income)	(1,208)	(37)	(1,245)	328	(51)	277
Loss before income taxes	$(36,129)	(151)	(36,280)	$(30,687)	(1,077)	(31,764)

Capital expenditures	$2,746	$1,328	$4,074	$802	$314	$1,116
Depreciation	3,968	612	4,580	4,001	621	4,622

Total Assets	$78,149	$13,672	$91,821	$80,479	$13,852	$94,331

North America: In 2018 and 2017, the majority of the Company’s revenues from sales of ethanol, WDG and corn oil were sold to J.D. Heiskell pursuant to the Corn Procurement and Working Capital Agreement. Sales to J.D. Heiskell accounted for 99.7% and 99.9% of the Company’s North America segment consolidated revenues in 2018 and 2017 respectively.

India: During 2018, two customers accounted for 53% and 13%, of the consolidated India segment revenues compared to two customers accounting for 47% and 13% of the consolidated India segment revenues in 2017.

13. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and currently held as an accrued liability. The balance accrued related to these employment agreements was $0.4 million as of December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, the Company expensed $39 thousand and $49 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of December 31, 2018, $0.1 million remained as a prepaid expense.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

As consideration for the reaffirmation of guaranties required by Amendment's No. 13 and 14 to the Note Purchase Agreement which the Company entered into with Third Eye Capital on March 1, 2017 and March 27, 2018 respectively, the Company also agreed to pay $0.2 million for each year in consideration to McAfee Capital in exchange for its willingness to provide the guaranties. The balance of $400 thousand and $342 thousand for guaranty fee remained as an accrued liability as of December 31, 2018 and December 31, 2017 respectively.

The Company owes various board members amounts totaling $1.1 million and $1.7 million as of December 31, 2018 and 2017, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For each of the years ended December 31, 2018 and 2017, the Company expensed $0.4 million each year, in connection with board compensation fees.

14. Income Tax

The Company files a consolidated federal income tax return including all its domestic subsidiaries. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Income tax expense for each of the years ended December 31, 2018 and 2017 consisted of $7 thousand and $6 thousand of state and local taxes.

During the years ended December 31, 2018 and 2017, there is minimal tax expense recognized. The deferred tax liability resulted in a reduction in the valuation allowance of the Company, as the Company believes the reversal of the deferred tax liability will occur prior to the expiration of the NOL carryforward. U.S. loss and foreign loss before income taxes are as follows:

	Year Ended December 31,
	2018	2017
United States	$(36,131)	$(30,687)
Foreign	(149)	(1,077)
Pretax Income	$(36,280)	$(31,764)

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (21%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2018	2017
Income tax expense (benefit) at the federal statutory rate	$(7,619)	$(10,799)
Tax Rate Re-measurement - 2017 Tax Cut	-	19,600
State tax expense (benefit)	(632)	(1,689)
Foreign tax differential	450	1,154
Stock-based compensation	150	299
Interest expense	-	33
GILTI Inclusion	97	-
Other	(47)	(24)
Credits	-	(24)
Valuation allowance	7,608	(8,544)
Income Tax Expense	$7	$6

Effective Tax Rate	-0.02%	-0.02%

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The components of the net deferred tax asset or (liability) are as follows:

	Year Ended December 31,
	2018	2017
Org, Start-up and Intangible Assets	$4,723	$5,045
Stock Based Comp	301	223
Prop., Plant, and Equip.	(13,631)	(14,551)
NOLs and R&D Credits	56,270	53,874
Interest Expense Carryover	4,722	-
Ethanol Credits	1,500	1,500
Debt Extinguishment	-	91
Other, net	450	545
Subtotal	54,335	46,727
Valuation Allowance	(54,335)	(46,727)
Deferred tax assets (liabilities)	$-	$-

Based on the Company’s evaluation of current and anticipated future taxable income, the Company believes it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets.

The Company does not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.  At December 31, 2018 and 2017, these undistributed losses totaled $12.1 million, and $12.0 million, respectively. If any earnings were distributed, some countries may impose withholding taxes.  Following the passage of the 2017 U.S. Tax Cuts and Jobs Act, the U.S. imposed a transition tax on the accumulated earnings of the Company’s foreign subsidiaries through December 31, 2017.  Since the foreign subsidiaries have a cumulative loss, there was no U.S. federal tax impact related to the transition tax.  Not all future earnings of the foreign subsidiaries will be subject to U.S. income taxes as the U.S. has moved to a modified territorial system for tax years beginning after December 31, 2017.  Finally, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. state deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions as events occur to warrant adjustment when the statutory period for assessing tax on a given tax return, period expire or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2018, the Company’s uncertain tax positions were not significant for income tax purposes.

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

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2018:

United States — Federal	2007 – present
United States — State	2008– present
India	2010 – present
Mauritius	2006 – present

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $188.0 million and state net operating loss carryforwards of approximately $195.0 million. The Company also has approximately $1.5 million of alcohol and cellulosic biofuel credit carryforwards. These federal and state net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2037. Under the tax law of 2017, net operating loss and credit carryforwards available to offset future income in any given year may be limited by U.S. or India statute regarding net operating loss carryforwards and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. Due to 2017 U.S. Tax Reform, U.S. Federal NOLS created after 2017 no longer expire. Federal NOLS carry forwards of $11.0 million as of December 31, 2018 which have no expiration date. The Company’s India subsidiary also will have net operating loss carryforwards as of March 31, 2019, its tax fiscal year end, of approximately $8.0 million in U.S. dollars, which expire from March 31, 2019 to March 31, 2026.

15. Parent Company Financial Statements (Unaudited)

The following is a summary of the Parent Company financial statements for the years ended December 31, 2018 and 2017:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Balance Sheets
As of December 31, 2018 and 2017

Assets	2018	2017
Current assets
Cash and cash equivalents	$-	$29
Receivables due from subsidiaries	5,057	6,946
Prepaid expenses	364	251
Total current assets	5,421	7,226

Investment in AE Advanced Products Keyes , Inc.	1,057	1,617
Total investments in Subsidiaries, net of advances	1,057	1,617

Property, plant and equipment, net	12	15
Other assets	54	54

Total Assets	$6,544	$8,912

Liabilities & stockholders' deficit
Current liabilities
Accounts payable	$5,026	$3,568
Mandatorily redeemable Series B convertible preferred	3,048	2,946
GAFI- payables, net of SARs discount issuance costs	1,090	3,357
SARs liability	1,132	-
Other current liabilities	2,215	1,679
Total current liabilities	12,511	11,550

Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	89,854	69,273
Investment in Aemetis Americas, Inc	205	205
Investment in Aemetis Biofuels, Inc.	2,738	2,738
Investment in Aemetis Technologies, Inc.	4,030	2,947
Investment in Aemetis Property Keyes, Inc.	432	100
Investment in Biofuels Marketing, Inc.	349	349
Investment in Aemetis International, Inc.	963	142
Investment in Aemetis Biogas LLC	6,304	-
Total subsidiary obligation in excess of investment	104,875	75,754

Stockholders' deficit
Series B Preferred convertible stock	1	1
Common stock	20	20
Additional paid-in capital	85,917	84,679
Accumulated deficit	(193,204)	(160,188)
Accumulated other comprehensive loss	(3,576)	(2,904)
Total stockholders' deficit	(110,842)	(78,392)
Total liabilities & stockholders' deficit	$6,544	$8,912

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2018 and 2017

	2018	2017

Equity in subsidiary losses	$(29,009)	$(22,341)

Selling, general and administrative expenses	8,742	7,317

Operating loss	(37,751)	(29,658)

Other expense
Interest expense	1,281	503
Other (income) expense	(6,023)	134

Loss before income taxes	(33,009)	(30,295)

Income tax expense	7	6

Net loss	(33,016)	(30,301)

Other comprehensive loss
Foreign currency translation adjustment	(672)	484
Comprehensive loss	$(33,688)	$(29,817)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Statements of Cash Flows
For the years ended December 31, 2018 and 2017

	2018	2017
Operating activities:
Net loss	(33,016)	(30,301)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	981	1,101
Stock issued for services	22	118
SARs Amortization	477	-
Depreciation	8	6
Subsidiary portion of net losses	29,009	22,341
Change in fair value of SARs liability	(145)
Changes in assets and liabilities:
Prepaid expenses	(113)	19
Accounts payable	1,459	529
Accrued interest expense	209	503
Other liabilities	275	64
Net cash used in operating activities	(834)	(5,620)

Investing activities:
Subsidiary advances, net	2,119	5,149
Net cash provided by investing activities	2,119	5,149

Financing activities:
Proceeds from borrowings under secured debt facilities	1,500	500
Repayments of borrowings under secured debt facilities	(2,814)	-
Net cash (used)/provided by financing activities	(1,314)	500

Net increase (decrease) in cash and cash equivalents	(29)	29

Cash and cash equivalents at beginning of period	29	-
Cash and cash equivalents at end of period	$-	$29

Supplemental disclosures of cash flow information, cash paid:

Interest payments	-	-
Income tax expense	7	6

Supplemental disclosures of cash flow information, non-cash transactions:

Fair value of warrants issued to subordinated debt holders	235	321
Repurchase of common stock added to TEC promissory note	-	451
Payment of TEC bridge loan added to GAFI Revolving loan	-	3,669
Stock Appreciation Rights issued for GAFI Amendment No. 1	1,277	-
Settlement of subordinated debt through issuing stock	-	132

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

16. Subsequent Events

Subordinated Notes

On January 1, 2019, the maturity on two accredited investor's Subordinated Notes was extended until the earlier of (i) June 30, 2019; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 113 thousand in common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

Third Eye Amendment

On March 11, 2019, Third Eye agreed to a Limited Waiver and Amendment No. 15 to the Note Purchase Agreement, to waive the ratio of note indebtedness covenant until January 1, 2020. As consideration for such amendment and waiver, the Company agreed to pay Third Eye Capital an amendment and waiver fee of $1.0 million to be added to the redemption fee on the note.

Third Eye Reserve Liquidity Facility

On March 11, 2019, Third Eye agreed to increase the amount available under a one-year reserve liquidity facility governed by a promissory note for eight million dollars and extend the maturity date to April 1, 2020. Borrowings under the facility are available from March 11, 2019 until maturity on April 1, 2020. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2020. The promissory note is secured by liens and security interests upon the property and assets of the Company. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $200,000, payable from the proceeds of the first drawing under the facility.

17.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. The Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. There is a $1.5 million available under the GAFI Amendment No.2 to use for the CO2 project. As of December 31, 2018, the Company had $6.0 million available to draw on Reserve Liquidity Faciliy to fund future cash flow requirements. On March 11, 2019, the maturity of the Reserve Liquidity facility was extended to April 1, 2020 and the available amount under the facility was increased to $8.0 million.

Management believes that through the following actions, the Company will have the ability to generate capital liquidity to carry out the business plan for 2019:

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
●
Monetize the CO2 produced at the Keyes Plant by executing on the agreement with Linde for the delivery of gas to their neighboring facility to be built during 2019.
●
Construct and operate biogas digesters to capture and monetize biogas by 2020.
●
Rely on the approval of a $125M U.S. Department of Agriculture loan guarantee to raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed LanzaTech Tech and InEnTec Technology.

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

Management believes that a combination of the above-mentioned actions as well as the subsequent debt financing described in Note 16, will provide the funding necessary to alleviate substantial doubt about the Company’s ability to continue as a going concern.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aemetis, Inc.

Date: March 14, 2019	By:	/s/ Eric A. McAfee
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric A. McAfee	Chairman of the Board and Chief Executive Officer	March 14, 2019
Eric A. McAfee	(Principal Executive Officer and Director)

/s/Todd Waltz	Chief Financial Officer	March 14, 2019
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ Francis Barton	Director	March 14, 2019
Fran Barton

/s/ Lydia I. Beebe	Director	March 14, 2019
Lydia I. Beebe
/s/ John R. Block	Director	March 14, 2019
John R. Block

/s/ Dr. Steven Hutcheson	Director	March 14, 2019
Dr. Steven Hutcheson

Exhibit 10.73

AMENDED AND RESTATED PROMISSORY NOTE

March 11, 2019

FOR VALUE RECEIVED, the undersigned, AEMETIS ADVANCED FUELS KEYES, INC., a Delaware corporation (“AAFK”), AEMETIS FACILITY KEYES, INC., a Delaware corporation (“Keyes Facility”, and together with AAFK, “Borrowers”) and AEMETIS, INC., a Nevada corporation (“Parent”, and together with Borrowers, the “Obligors”) jointly and severally promise to pay to the order of THIRD EYE CAPITAL CORPORATION (the “Lender”) the Aggregate Principal Amount as set forth below, at its offices or such other place as the Lender may designate in writing.

This Amended and Restated Promissory Note (the “Note”) is an amendment and restatement of the original Promissory Note dated March 27, 2018 (the “Original Note”). All debts and other obligations under the Original Note shall be continuing with the only terms thereof being modified as provided in this Note, and this Note shall not be deemed to evidence or result in a novation of such debt or other obligations. This Note is being issued to the Lender in connection with the Amended and Restated Note Purchase Agreement made as of July 6, 2012 (as amended, restated, supplemented, revised, or replaced from time to time, the “NPA”) by and among the Obligors, Third Eye Capital Corporation, as agent for the Noteholders (the “Agent”) and the Noteholders. Capitalized terms used but not defined herein shall have the meaning given to them in the NPA. Notwithstanding anything indicated herein or in the NPA, this Note is deemed to be one of the Notes under the NPA, is a Note Purchase Document and this Note and the obligations hereunder are subject to the provisions of the NPA.

1.
Availability. Subject to all of the terms and conditions of this Note, the Lender agrees to make available, for the Borrower’s use during the term and prior to the Maturity Date, total credit of up to, but not exceeding, the principal amount of Eight Million ($8,000,000) Dollars (the “Principal Amount”) plus the Capitalized Interest (collectively, herein referred to as the “Aggregate Principal Amount”).

2.
Use of Proceeds. The Principal Amount of this Note advanced to the Obligors shall be used for working capital purposes and to pay the Fee (as defined below).

3.
Advances. The Obligors may receive advances under this Note up to the Principal Amount at their discretion (each, an “Advance”) by providing five (5) Business Days’ prior written notice of their request for an Advance hereunder and the proposed use of proceeds of such Advance, provided that such Advances shall be in a minimum amount of $100,000 and in increments of $50,000.

4.
Interest. From the date hereof until the repayment of this Note in full, interest on the Aggregate Principal Amount outstanding shall be calculated at the rate of 30% per annum, and paid monthly in arrears on the last day of each month (each, an “Interest Calculation Date”); provided, however, that upon and during the occurrence of an Event of Default under the NPA or this Note or the non-payment of this Note by the Maturity Date, the interest rate shall be increased to 40% per annum.  At the election of the Obligors, on each Interest Calculation Date, all of the interest accrued on the then Aggregate Principal Amount and not previously capitalized as of such Interest Calculation Date (all such interest being referred to in this Agreement as “Capitalized Interest”), will be added to the Aggregate Principal Amount advanced to the Borrower hereunder as of such Interest Calculation Date. The Aggregate Principal Amount (as so increased by such Capitalized Interest) will bear interest at the interest rate indicated herein from and after such Interest Calculation Date.

5.
Maturity Date. The outstanding principal balance of the indebtedness evidenced hereby, plus any accrued but unpaid interest, obligations, fees and any other sums owing hereunder, shall be due and payable in full at the earlier to occur of: (a) the closing of any new debt or equity financing, refinancing or other similar transaction between the Lender or any fund or entity arranged by the Lender and any Obligor or any Affiliate thereof; (b) the receipt by an Obligor or Affiliate thereof of proceeds from any sale, merger, equity or debt financing (including without limitation any EB-5 financing), refinancing or other similar transaction from any third party; and (c) April 1, 2020 (the “Maturity Date”).

6.
Advance Fee. Upon any Obligor making a request for an Advance, the Obligor shall pay to the Lender a one-time fee (the “Fee”) in the amount of $200,000 which shall be deemed earned and non-refundable on the date of such initial Advance and shall be payable from the proceeds of such initial Advance made pursuant to this Note.

7.
Acknowledgement of Security. The Obligors hereby acknowledge, confirm and agree that this Note, and the obligations hereunder, are secured by valid and enforceable liens and security interests upon and in the property and assets of the Obligors as described in the NPA and the other Note Purchase Documents and reaffirm their obligations pursuant to all applicable Note Purchase Documents to which they are a party.

8.
Additional Obligations of the Obligors. As further consideration of the Lender providing the funds contemplated under this Note, the Obligors hereby agree, upon the request of the Lender, to take such action, and execute and deliver such further documents as may be reasonably necessary or appropriate to give effect to the provisions and intent of this Note.

9.
Waivers. Each Obligor hereby waives demand, presentment for payment, notice of dishonor, protest, and notice of protest and diligence in collection or bringing suit. Time is of the essence.

10.
Attorneys’ Fees. Each Obligor agrees to pay the reasonable attorneys’ fees and costs incurred by the Lender in collecting on or enforcing the terms of this Note, whether by suit or otherwise.

11.
Paramountcy. In the event of any conflicts between the provisions of this Note and any provisions of the NPA, solely in connection with this Note, the provisions of this Note shall prevail and be paramount.

12.
Severability. In the event any one or more of the provisions of this Note shall for any reason be held to be invalid, illegal, or unenforceable, in whole or in part or in any respect, or in the event that any one or more of the provisions of this Note operate or would prospectively operate to invalidate this Note, then and in any such event, such provision(s) only shall be deemed null and void and shall not affect any other provision of this Note and the remaining provisions of this Note shall remain operative and in full force and effect and in no way shall be affected, prejudiced, or disturbed thereby.

13.
Miscellaneous. This Note and the obligations hereunder may not be assigned by Obligors without the prior written consent of the Lender. This Note and the rights hereunder may be assigned by Lender without the consent of the Obligors. As used herein, the terms “Obligors” and “Lender” shall be deemed to include their respective successors, legal representatives and assigns, whether by voluntary action of the parties or by operation of law. Each Obligor hereby submits to jurisdiction in the State of Delaware and this Note shall be governed by and be construed in accordance with the laws of the State of Delaware. This Note may not be modified except by written agreement signed by the Obligors and the Lender.

[Remainder of page left intentionally blank]

IN WITNESS WHEREOF, each Obligor has caused this Note to be executed and delivered under seal as of the date first set forth above.

BORROWERS:

AEMETIS ADVANCED FUELS KEYES, INC.

By:	/s/ Eric A. McAfee
Name: Eric A. McAfee
Title: Chief Executive Officer

AEMETIS FACILITY KEYES, INC.

By:	/s/ Eric A. McAfee
Name: Eric A. McAfee
Title: Chief Executive Officer

PARENT:

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Name: Eric A. McAfee
Title: Chief Executive Officer

Signature Page to A&R Promissory Note dated March 11, 2019

Accepted and Acknowledged by: THIRD EYE CAPITAL CORPORATION By: /s/ Arif N. Bhalwani Name: Arif N. Bhalwani Title: Managing Director

Exhibit 10.74

LIMITED WAIVER AND AMENDMENT NO. 15 TO
AMENDED AND RESTATED NOTE PURCHASE AGREEMENT

This Limited Waiver and Amendment No. 15 to Amended and Restated Note Purchase Agreement (this “Amendment”), is dated as of March11, 2019, is made by and among (i) AEMETIS ADVANCED FUELS KEYES, INC., a Delaware corporation (“AEFK”), AEMETIS FACILITY KEYES, INC., a Delaware corporation (“Keyes Facility”, together with AEFK, the “Borrowers”), AEMETIS, INC., a Nevada corporation (“Parent”), and (ii) THIRD EYE CAPITAL CORPORATION, an Ontario corporation, as agent for the Noteholders (“Administrative Agent”), THIRD EYE CAPITAL CREDIT OPPORTUNITIES FUND – INSIGHT FUND and SPROTT PRIVATE CREDIT TRUST (collectively, the “Noteholders”).

RECITALS

A. The Borrowers, Administrative Agent and Noteholders entered into the Amended and Restated Note Purchase Agreement dated as of July 6, 2012, as amended from time to time including most recently by an Amendment No. 14 dated as of March 27, 2018 (as the same may be amended, restated, supplemented, revised or replaced from time to time, the “Agreement”). Capitalized terms used but not defined in this Amendment shall have the meaning given to them in the Agreement.

B. The Borrowers have requested, and the Administrative Agent has agreed to: (i) amend that Promissory Note dated March 27, 2018; and (ii) waive certain financial covenants included in the Agreement, in each case on the terms and conditions contained herein.

AGREEMENT

SECTION 1.                                Reaffirmation of Indebtedness. The Borrowers hereby confirm that as of February 28, 2019, the outstanding principal balance of the Notes (excluding accrued interest) is $88,644,650.18.

SECTION 2.                                Recitals Part of Agreement. The foregoing recitals are hereby incorporated into and made a part of the Agreement, including all defined terms referenced therein.

SECTION 3.
Waiver. Based on the information provided to the Administrative Agent by the Borrowers, the Borrowers have reported that they will not comply with the “Note Indebtedness to Keyes Plant Values” requirement pursuant to Section 6.2(b) of the Agreement for the Fiscal Quarters ending March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, which non-compliance will, in each case, constitute an Event of Default under the Agreement (the “Note Indebtedness Violation”). Subject to the terms of this Amendment, the Administrative Agent waives, as of the date hereof, the Note Indebtedness Violation.

SECTION 4.                                Fee Letter Amendment. Subsection 4(a) of the Fee Letter is hereby deleted in its entirety and replaced with the following:

“(a)
The defined term “Redemption Fee” in the Purchase Agreement shall mean the amount of $6,994,000 payable on redemption in full of the Notes on the Maturity Date or otherwise in accordance with this Agreement.”

SECTION 5.                                 Conditions to Effectiveness. This Amendment shall be effective on the date first written above but subject to satisfaction of the following conditions precedent:

(A)            Administrative Agent shall have received a signed Amended & Restated Agent Advance Promissory Note dated the date hereof in the amount of $8,000,000 from the Borrowers.

(B)            Administrative Agent shall have received a Reaffirmation of Unconditional Personal Guaranty, duly executed by the Chairman.

(C)            Administrative Agent shall have received a Reaffirmation of Guaranty, duly executed by the Company Parties (other than the Borrowers).

(D)            Administrative Agent shall have received a Reaffirmation of Guaranty, duly executed by McAfee Capital, LLC.

(E)            Borrowers shall, and will cause the other Company Parties to, have performed and complied with all of the covenants and conditions required by this Amendment and the Note Purchase Documents to be performed and complied with upon the effective date of this Amendment.

(F)           Administrative Agent shall have received all other approvals, opinions, documents, agreements, instruments, certificates, schedules and materials as Administrative Agent may reasonably request. With respect thereto, the Borrowers will (unless waived by the Administrative Agent) use their commercially reasonable efforts to cause their subsidiary International Biofuels, Ltd. to enter into a limited guarantee and pledge all of the Capital Stock it holds in Universal Biofuels Private, Ltd. (an Indian corporation) to the Administrative Agent.

Each Borrower acknowledges and agrees that the failure to perform, or to cause the performance of, the covenants and agreements in this Amendment will constitute an Event of Default under the Agreement and Administrative Agent and Noteholders shall have the right to demand the immediate repayment in full in cash of all outstanding Indebtedness owing to Administrative Agent and Noteholders under the Agreement, the Notes and the other Note Purchase Documents. In consideration of the foregoing and the transactions contemplated by this Amendment, each Borrower hereby: (i) ratifies and confirms all of the obligations and liabilities of such Borrower owing pursuant to the Agreement and the other Note Purchase Documents, and (ii) agrees to pay all costs, fees and expenses of Administrative Agent and Noteholders in connection with this Amendment.

SECTION 6.                                Agreement in Full Force and Effect as Amended. Except as specifically amended or waived hereby, the Agreement and other Note Purchase Documents shall remain in full force and effect and are hereby ratified and confirmed as so amended. Except as expressly set forth herein, this Amendment shall not be deemed to be a waiver, amendment or modification of, or consent to or departure from, any provisions of the Agreement or any other Note Purchase Document or any right, power or remedy of Administrative Agent or Noteholders thereunder, nor constitute a course of dealing or other basis for altering any obligation of the Borrowers, or a waiver of any provision of the Agreement or any other Note Purchase Document, or any other document, instrument or agreement executed or delivered in connection therewith or of any Default or Event of Default under any of the foregoing, in each case whether arising before or after the execution date of this Amendment or as a result of performance hereunder or thereunder. This Amendment shall not preclude the future exercise of any right, remedy, power, or privilege available to Administrative Agent or Noteholders whether under the Agreement, the other Note Purchase Documents, at law or otherwise. All references to the Agreement shall be deemed to mean the Agreement as modified hereby. This Amendment shall not constitute a novation or satisfaction and accord of the Agreement or any other Note Purchase Documents, but rather shall constitute an amendment thereof. The parties hereto agree to be bound by the terms and conditions of the Agreement and Note Purchase Documents as amended by this Amendment, as though such terms and conditions were set forth herein. Each reference in the Agreement to “this Agreement,” “hereunder,” “hereof,” “herein” or words of similar import shall mean and be a reference to the Agreement as amended by this Amendment, and each reference herein or in any other Note Purchase Documents to “the Agreement” shall mean and be a reference to the Agreement as amended and modified by this Amendment.

SECTION 7.                                Representations by Parent and Borrowers. Each of the Parent and the Borrowers hereby represents and warrants to Administrative Agent and Noteholders as of the execution date of this Amendment as follows: (A) it is duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation; (B) the execution, delivery and performance by it of this Amendment and all other Note Purchase Documents executed and delivered in connection herewith are within its powers, have been duly authorized, and do not contravene (i) its articles of incorporation, bylaws or other organizational documents, or (ii) any applicable law; (C) no consent, license, permit, approval or authorization of, or registration, filing or declaration with any Governmental Entity or other Person, is required in connection with the execution, delivery, performance, validity or enforceability of this Amendment or any other Note Purchase Documents executed and delivered in connection herewith by or against it; (D) this Amendment and all other Note Purchase Documents executed and delivered in connection herewith have been duly executed and delivered by it; (E) this Amendment and all other Note Purchase Documents executed and delivered in connection herewith constitute its legal, valid and binding obligation enforceable against it in accordance with their terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors’ rights generally or by general principles of equity; (F) it is not in default under the Agreement or any other Note Purchase Documents and no Event of Default exists, has occurred and is continuing or would result by the execution, delivery or performance of this Amendment; and (G) the representations and warranties contained in the Agreement and the other Note Purchase Documents are true and correct in all material respects as of the execution date of this Amendment as if then made, except for such representations and warranties limited by their terms to a specific date.

SECTION 8. Miscellaneous.

(A)           This Amendment may be executed in any number of counterparts (including by facsimile or email), and by the different parties hereto on the same or separate counterparts, each of which shall be deemed to be an original instrument but all of which together shall constitute one and the same agreement. Whenever the context and construction so require, all words herein in the singular number herein shall be deemed to have been used in the plural, and vice versa. The use of the word “including” in this Amendment shall be by way of example rather than by limitation. The use of the words “and” or “or” shall not be inclusive or exclusive.

(B)           This Amendment may not be changed, amended, restated, waived, supplemented, discharged, canceled, terminated or otherwise modified without the written consent of the Borrowers and Administrative Agent. This Amendment shall be considered part of the Agreement and shall be a Note Purchase Document for all purposes under the Agreement and other Note Purchase Documents.

(C)           This Amendment, the Agreement and the Note Purchase Documents constitute the final, entire agreement and understanding between the parties with respect to the subject matter hereof and thereof and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements between the parties, and shall be binding upon and inure to the benefit of the successors and assigns of the parties hereto and thereto. There are no unwritten oral agreements between the parties with respect to the subject matter hereof and thereof.

(D)           This Amendment and the rights and obligations of the parties under this Amendment shall be governed by and construed and interpreted in accordance with the choice of law provisions set forth in the Agreement and shall be subject to the waiver of jury trial and notice provisions of the Agreement.

(E)           Neither the Parent nor any Borrower may assign, delegate or transfer this Amendment or any of their rights or obligations hereunder. No rights are intended to be created under this Amendment for the benefit of any third party donee, creditor or incidental beneficiary of the Borrowers or any Company Party. Nothing contained in this Amendment shall be construed as a delegation to Administrative Agent or Noteholders of the Borrowers or any Company Party’s duty of performance, including any duties under any account or contract in which Administrative Agent or Noteholders have a security interest or lien. This Amendment shall be binding upon the Borrowers, the Parent and their respective successors and assigns.

(F)           All representations and warranties made in this Amendment shall survive the execution and delivery of this Amendment and no investigation by Administrative Agent or Noteholders shall affect such representations or warranties or the right of Administrative Agent or Noteholders to rely upon them.

(G)           THE BORROWERS AND THE PARENT ACKNOWLEDGE THAT SUCH PERSON’S PAYMENT OBLIGATIONS ARE ABSOLUTE AND UNCONDITIONAL WITHOUT ANY RIGHT OF RECISSION, SETOFF, COUNTERCLAIM, DEFENSE, OFFSET, CROSS-COMPLAINT, CLAIM OR DEMAND OF ANY KIND OR NATURE WHATSOEVER THAT CAN BE ASSERTED TO REDUCE OR ELIMINATE ALL OR ANY PART OF ITS LIABILITY TO REPAY THE “OBLIGATIONS” OR TO SEEK AFFIRMATIVE RELIEF OR DAMAGES OF ANY KIND OR NATURE FROM ADMINISTRATIVE AGENT OR ANY NOTEHOLDER. THE BORROWERS AND THE PARENT HEREBY VOLUNTARILY AND KNOWINGLY RELEASE AND FOREVER DISCHARGE ADMINISTRATIVE AGENT AND EACH NOTEHOLDER AND THEIR RESPECTIVE PREDECESSORS, ADMINISTRATIVE AGENTS, EMPLOYEES, SUCCESSORS AND ASSIGNS (COLLECTIVELY, THE “RELEASED PARTIES”), FROM ALL POSSIBLE CLAIMS, DEMANDS, ACTIONS, CAUSES OF ACTION, DAMAGES, COSTS, EXPENSES, AND LIABILITIES WHATSOEVER, KNOWN OR UNKNOWN, ANTICIPATED OR UNANTICIPATED, SUSPECTED OR UNSUSPECTED, FIXED, CONTINGENT, OR CONDITIONAL, AT LAW OR IN EQUITY, ORIGINATING IN WHOLE OR IN PART ON OR BEFORE THE DATE THIS AMENDMENT IS EXECUTED, WHICH SUCH PERSON MAY NOW OR HEREAFTER HAVE AGAINST THE RELEASED PARTIES, IF ANY, AND IRRESPECTIVE OF WHETHER ANY SUCH CLAIMS ARISE OUT OF CONTRACT, TORT, VIOLATION OF LAW OR REGULATIONS, OR OTHERWISE, AND ARISING FROM ANY “LOANS”, INCLUDING ANY CONTRACTING FOR, CHARGING, TAKING, RESERVING, COLLECTING OR RECEIVING INTEREST IN EXCESS OF THE HIGHEST LAWFUL RATE APPLICABLE, THE EXERCISE OF ANY RIGHTS AND REMEDIES UNDER THE AGREEMENT OR OTHER NOTE PURCHASE DOCUMENTS, AND NEGOTIATION FOR AND EXECUTION OF THIS AMENDMENT.

{Signatures appear on following pages.}

IN WITNESS WHEREOF, the parties hereto have executed this Amendment effective as of the date first noted above.

BORROWERS:

AEMETIS ADVANCED FUELS KEYES, INC.

By:	/s/ Eric A. McAfee
Name: Eric A. McAfee
Title: Chief Executive Officer

AEMETIS FACILITY KEYES, INC.

By:	/s/ Eric A. McAfee
Name: Eric A. McAfee
Title: Chief Executive Officer

PARENT:

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Name: Eric A. McAfee
Title: Chief Executive Officer

ADMINISTRATIVE AGENT:

THIRD EYE CAPITAL CORPORATION

By:	/s/ Arif N. Bhalwani
Name: Arif N. Bhalwan
Title: Managing Director