Form 10-Q
period 2019-03-31
AEMETIS, INC
filed 2019-05-09
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
OR
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

(408) 213-0940
 (Registrant’s telephone number, including area code)
———————

Title of each class of registered securities	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	AMTX	NASDAQ
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
Large accelerated filer ☐ Accelerated filer  ☐     Non-accelerated filer  ☐ Smaller reporting company ☑ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock on April 30, 2019 was 20,375,437 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2019

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

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements.
AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$43	$1,188
Accounts receivable	2,075	1,096
Inventories	6,322	6,129
Prepaid expenses	569	942
Other current assets	1,303	956
Total current assets	10,312	10,311

Property, plant and equipment, net	77,994	78,492
Operating lease right-of-use assets	1,040	-
Other assets	3,032	3,018
Total assets	$92,378	$91,821

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$16,195	$13,500
Current portion of lease liability	608	-
Current portion of long term debt	4,643	2,396
Short term borrowings	16,959	14,902
Mandatorily redeemable Series B convertible preferred stock	3,073	3,048
Accrued property taxes	3,635	3,337
Other current liabilities	4,772	5,396
Total current liabilities	49,885	42,579
Long term liabilities:
Senior secured notes	93,736	89,884
EB-5 notes	34,500	36,500
GAFI secured and revolving notes	26,168	25,461
Long term subordinated debt	6,011	5,974
Series A preferred units	7,454	7,005
Long term lease liability	458	-
Total long term liabilities	168,327	164,824

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 20,375 and 20,345 shares issued and outstanding each period, respectively	20	20
Additional paid-in capital	86,274	85,917
Accumulated deficit	(202,933)	(193,204)
Accumulated other comprehensive loss	(3,518)	(3,576)
Total stockholders' deficit attributable to Aemetis, Inc.	(120,156)	(110,842)
Non-controlling interest - GAFI	(5,678)	(4,740)
Total stockholders' deficit	(125,834)	(115,582)
Total liabilities and stockholders' deficit	$92,378	$91,821

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended March 31,
	2019	2018
Revenues	$41,888	$43,018
Cost of goods sold	42,239	41,152
Gross profit (loss)	(351)	1,866
Research and development expenses	33	62
Selling, general and administrative expenses	4,241	3,807
Operating loss	(4,625)	(2,003)
Other (income) expense:
Interest expense
Interest rate expense	4,986	4,271
Debt related fees and amortization expense	1,223	4,757
Accretion of Series A preferred units	449	-
Other (income) expense	(623)	68
Loss before income taxes	(10,660)	(11,099)
Income tax expense	7	6
Net loss	(10,667)	(11,105)
Less: Net loss attributable to non-controlling interest	(938)	(737)
Net loss attributable to Aemetis, Inc.	$(9,729)	$(10,368)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	58	(150)
Comprehensive loss	$(10,609)	$(11,255)
Net loss per common share attributable to Aemetis, Inc.
Basic	$(0.48)	$(0.51)
Diluted	$(0.48)	$(0.51)
Weighted average shares outstanding
Basic	20,367	20,184
Diluted	20,367	20,184

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the three months ended March 31,
	2019	2018
Operating activities:
Net loss	$(10,667)	$(11,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	290	264
Stock issued for services	-	22
Depreciation	1,138	1,150
Debt related fees and amortization expense	1,223	4,757
Intangibles and other amortization expense	12	35
Accretion of Sereis A preferred units	449	-
Change in fair value of SARs	35	-
Changes in operating assets and liabilities:
Accounts receivable	(973)	241
Inventories	(173)	(750)
Prepaid expenses	373	664
Other current and long-term assets	(220)	(377)
Accounts payable	2,755	1,299
Accrued interest expense and fees, net of payments	4,201	2,897
Other liabilities	(550)	876
Net cash used in operating activities	(2,107)	(27)

Investing activities:
Capital expenditures	(598)	(996)
Net cash used in investing activities	(598)	(996)

Financing activities:
Proceeds from borrowings	7,349	5,204
Repayments of borrowings	(5,759)	(4,222)
GAFI proceeds from borrowings	24	-
GAFI repayments of borrowings	(55)	-
Net cash provided by financing activities	1,559	982

Effect of exchange rate changes on cash and cash equivalents	1	6
Net cash and cash equivalents for period	(1,145)	(35)
Cash and cash equivalents at beginning of period	1,188	428
Cash and cash equivalents at end of period	$43	$393

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest, net of capitalized interest of $64 thousand and $0 for the three months ended March 31, 2019 and 2018, respectively	$721	$1,341
Income taxes paid	-	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Fair value of warrants issued to subordinated debt holders	67	65
TEC debt extension, waiver fees, promissory notes fees added to debt	1,102	3,661
Capital expenditures in accounts payable	839	-
Operating lease laibilities arising from obtaining ROU assets	1,181	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

For the three months ended March 31, 2019
							Accumulated Other		Total
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(Loss)	Interest	Deficit
Balance at December 31, 2018	1,323	$1	20,345	$20	$85,917	$(193,204)	$(3,576)	$(4,740)	(115,582)
Stock-based compensation	-	-	-	-	290	-	-	-	290
Issuance and exercise of warrants	-	-	30	-	67	-	-	-	67
Other comprehensive loss	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	(9,729)	-	(938)	(10,667)
Balance at March 31, 2019	1,323	$1	20,375	$20	$86,274	$(202,933)	$(3,518)	$(5,678)	$(125,834)

For the three months ended March 31, 2018
							Accumulated Other		Total
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(Loss)	Interest	Deficit
Balance at December 31, 2017	1,323	$1	20,088	$20	$84,679	$(160,188)	$(2,904)	$(1,469)	(79,861)
Options exercised	-	-	2	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	264	-	-	-	264
Issuance and exercise of warrants	-	-	113	-	65	-	-	-	65
Shares issued to consultants and other services	-	-	20	-	22	-	-	-	22
Other comprehensive loss	-	-	-	-	-	-	(150)	-	(150)
Net loss	-	-	-	-	-	(10,368)	-	(737)	(11,105)
Balance at March 31, 2018	1,323	$1	20,223	$20	$85,030	$(170,556)	$(3,054)	$(2,206)	$(90,765)

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

1.
Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol facility in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. Additionally, we have the option to own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through a variable interest entity (VIE) Goodland Advanced Fuels, Inc., (GAFI), which was formed to acquire the Goodland Plant. Upon exercise of the option, we plan to deploy a cellulosic ethanol technology to the Goodland Plant.

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

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a facility by Linde LLC industrial gas company to sell CO2 produced at the Keyes Plant, which will add incremental income for the North America segment.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to launch a biogas education and marketing program to local dairies in Central California, many of whom are already customers of the distillers’ grain produced by the Keyes Plant. ABGL currently has 14 signed participation agreements and two fully executed leases with nearby dairies at the Keyes Plant in order to capture their volatile methane, which would otherwise be released into the atmosphere, primarily from their wastewater lagoons. We plan to capture biogas from multiple dairies and pipe the gas to a centralized location at our Keyes Plant where we will clean the biogas into bio-methane. The bio-methane can be used in our Keyes Plant to displace petroleum natural gas, or can be sold at retail to trucking companies or injected into the utility natural gas pipeline to be utilized in the transportation sector to displace diesel in trucks. The environmental benefits of the Aemetis Biogas project are potentially significant because dairy biogas has a negative carbon intensity under the California LCFS and conversion into bio-methane for displacement of diesel in trucks is a valuable use of biogas.  The biogas produced by ABGL will also receive D3 RINS under the federal Renewable Fuel Standard (“RFS”) which have a higher value than the current D6 RINS we receive in the traditional ethanol market.

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

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three months ended March 31, 2019 and 2018 have been prepared on the same basis as the audited consolidated statements as of December 31, 2018 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Revenue Recognition. We derive revenue primarily from sales of ethanol and related co-products in North America, and biodiesel and refined glycerin in India based on the supply agreements and purchase order contracts. We assessed the following criteria under the ASC 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

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

The below table shows our sales in North America by product category:

North America (in thousands)
	For the three months ended March 31,
	2019	2018
Ethanol sales	$27,189	$28,212
Wet distiller's grains sales	8,603	7,828
Other sales	844	1,136
	36,636	37,176

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

The below table shows our sales in India by product category:

India (in thousands)
	For the three months ended March 31,
	2019	2018
Biodiesel sales	$4,347	$4,501
Refined Glycerin sales	899	1,341
Other sales	6	-
	$5,252	$5,842

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

In India, we occasionally enter into contracts where we purchase feedstock from the customer, process the feedstock into biodiesel, and sell to the same customer. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel according to agreements we enter into in these situations. Hence, we are the principal in both North America and India sales scenarios where our customer and vendor may be the same.

There are no contract assets or liabilities as of March 31, 2019.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and it requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowances for doubtful accounts as of March 31, 2019 and December 31, 2018.

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

California Energy Commission Technology Demonstration Grant. The Company has been awarded an $825 thousand matching grant from the California Energy Commission (“CEC”) Natural Resources Agency to optimize and demonstrate the effectiveness of technologies to break down biomass to produce cellulosic ethanol. The Company will receive the grant proceeds as a subcontractor to the Lawrence Berkeley National Laboratory. The project will focus on the deconstruction and conversion of sugars liberated from California-relevant feedstocks and then converting the sugars to ethanol. The Company receives these funds as reimbursement for actual expenses incurred. Due to the uncertainty associated with the expense approval process under the grant program, the Company recognizes the grant as a reduction of the expenses in the period when approval is received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. The Company has been awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for expenses required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company receives these funds as reimbursement for actual expenses incurred. Due to the uncertainty associated with the expense approval process under the grant program, the Company recognizes the grant as a reduction of the expenses in the period when approval is received.

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three months ended March 31, 2019 and 2018, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of March 31, 2019 and 2018:

	As of
	March 31, 2019	March 31, 2018
Series B preferred (post split basis)	132	132
Common stock options and warrants	3,640	2,857
Debt with conversion feature at $30 per share of common stock	1,242	1,208
SARs conversion if stock issued at $0.91 per share to cover $2.1 million	2,298	-
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	7,312	4,197

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

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiary operate in a local currency environment, where that local currency is the functional currency, and are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates. Gains and losses from other foreign currency transactions are recorded in other income (expense).

Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aemetis recognized two reportable geographic segments: “North America” and “India.”

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

Share-Based Compensation. The Company recognizes share-based compensation expense in accordance with ASC 718 Stock Compensation requiring the Company to recognize expenses related to the estimated fair value of the Company’s share-based compensation awards at the time the awards are granted, adjusted to reflect only those shares that are expected to vest.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Leases. In February 2016, the FASB issued guidance that amended the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee is required to recognize right-of-use assets and lease liabilities on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance was effective for us beginning January 1, 2019, and for interim periods within that year. We were required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. On July 30, 2018, the FASB issued ASU 2018-11 amendments to ASC 842 as Optional transition relief approach in which entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may not select to separate lease and non-lease components when certain conditions are met.

We assessed all leases, equipment rentals, and supply agreements under this guidance. We adopted the standard as of January 1, 2019 using the optional transition relief approach. We elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We made an accounting policy election to keep leases with a term of 12 months or less off of the balance sheet. We recognized those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. Please refer to Note 7 for additional information regarding the Company’s adoption of ASC 842 and outstanding leases.

Commitments and Contingencies. The Company records and/or discloses commitments and contingencies in accordance with ASC 450 Contingencies. ASC 450 applies to an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.

The Company has pending litigation related to EdenIQ, in which EdenIQ seeks up to $8,481,600 for legal costs.  The Company has assessed this matter in accordance with ASC 450 and determined the risk of loss as reasonably possible for purposes of the accounting. As a result, no amounts have been recorded within the consolidated financial statements.

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

Recently Issued Accounting Pronouncements.

For a complete summary of the Company’s significant accounting policies, please refer to the Company’s audited financial statements and notes thereto for the years ended December 31, 2018 and 2017, filed with the Securities and Exchange Commission on March 15, 2019. There was no new accounting pronouncements issued applicable to the Company during the three months ended March 31, 2019.

2.
Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$3,720	$3,647
Work-in-progress	1,740	1,327
Finished goods	862	1,155
Total inventories	$6,322	$6,129

As of March 31, 2019 and December 31, 2018, the Company recognized a lower of cost or market impairment of $28 thousand and $0.2 million respectively, related to inventory.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

3.
Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2019	December 31, 2018
Land	$4,118	$4,116
Plant and buildings	82,991	82,445
Furniture and fixtures	1,059	1,056
Machinery and equipment	4,211	3,928
Construction in progress	3,412	3,581
GAFI property, plant & equipment	15,408	15,408
Total gross property, plant & equipment	111,199	110,534
Less accumulated depreciation	(33,205)	(32,042)
Total net property, plant & equipment	$77,994	$78,492

During the three months ended March 31, 2019 and for the year ended December 31, 2018, interest capitalized in property, plant, and equipment was $64 thousand and $135 thousand, respectively.

Depreciation on the components of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery & equipment	5 - 7
Furniture & fixtures	3 - 5

For the three months ended March 31, 2019 and 2018, the Company recorded depreciation expense of $1.1 million and $1.2 million, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three months ended March 31, 2019 and 2018.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

4.
Debt

Debt consists of the following:

	March 31, 2019	December 31, 2018
Third Eye Capital term notes	$7,024	$7,024
Third Eye Capital revolving credit facility	50,849	47,225
Third Eye Capital revenue participation term notes	11,794	11,794
Third Eye Capital acquisition term notes	24,070	23,841
Third Eye Capital promissory note	2,157	-
Cilion shareholder seller notes payable	6,011	5,974
Subordinated notes	10,386	10,080
EB-5 promissory notes	38,783	38,536
Unsecured working capital loans	4,415	4,822
GAFI Term and Revolving loans	26,528	25,821
Total debt	182,017	175,117
Less current portion of debt	21,602	17,298
Total long term debt	$160,415	$157,819

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

On February 27, 2018, a Promissory Note (the February 2018 Note, together with the Original Third Eye Capital Notes, the Third Eye Capital Notes) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2018. In consideration of the February 2018 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. As of March 31, 2018, the outstanding balance of principal and interest on the February 2018 note was $2.1 million.

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

We evaluated Amendment No. 14 in accordance with ASC 470-60 Troubled Debt Restructuring. According to guidance, we considered Amendment No. 14 to be a troubled debt restructuring. We assessed all the terms to confirm if there is a concession granted by the creditor. The maturity date of the Third Eye Capital Notes was extended to April 1, 2020 for a 6% fee, which was lower on an annual basis than the extension fee of 5% provided by Amendment No. 13 for a one-year extension. No interest is accrued on these fees and there were no other settlements in the Amendment No. 14 on these Notes. In order to assess whether the creditor granted a concession, we calculated the post-restructuring effective interest rate by projecting cash flows on the new terms and solved for a discount rate equal to the carrying amount of pre-restructuring of debt, and by comparing this calculation to the terms of Amendment No. 13, we determined that Third Eye Capital provided a concession in accordance with the provisions of ASC 470-60 Troubled Debt Restructuring and thus applied troubled debt restructuring accounting. The extension fee, due at maturity, was discounted at the effective interest rate of the Third Eye Capital Notes, and an immediate charge was taken to recognize the fees into amortization expense on the income statement related to the trouble debt restructuring of $3.1 million and amendment fees of $0.5 million. Using the effective interest method of amortization, the remaining extension fee of $1.4 million will be amortized over the stated remaining life of the Third Eye Capital Notes.

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

On March 11, 2019, Third Eye Capital agreed to Limited Waiver and Amendment No. 15 to the Note Purchase Agreement (“Amendment No. 15”), to waive the ratio of note indebtedness covenant until January 1, 2020. As a consideration for this amendment, the Company also agreed to pay Third Eye Capital an amendment fee of $1.0 million to be added to the redemption fee which is due upon redemption of the Notes.

Based on the Amendment No.15, the ratio of note indebtedness covenant is waived for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019. According to ASC 470-10-45 debt covenant classification guidance, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. As the Amendment No.15 waived the ratio of the note indebtedness covenant over the next three quarters, we needed to assess if the Company can meet this covenant for the quarter ended Mach 31, 2020. To assess this guidance, the Company performed ratio and cash flow analysis using the forecast and debt levels. The Company forecasted about $40 million of cash flows over the next 12 months to reduce debt levels of Third Eye Capital and meet operations of the Company. Based on this analysis, the Company believes that it is reasonably possible that through a combination of cash flow from operations, new projects that provide additional liquidity, and sales of EB-5 investments, it will be able to meet the ratio of the note indebtedness covenant over the next 12 months, hence the notes are classified as long term debt.

On February 27, 2019, a Promissory Note (the “February 2019 Note”, together with the Original Third Eye Capital Notes, the Third Eye Capital Notes) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2019. In consideration of the February 2019 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. On April 30, 2019, the February 2019 Note was modified to remove the stated maturity date and instead will be due on demand by Third Eye Capital. As of March 31, 2019, the outstanding balance of principal and interest on the February 2019 note was $2.2 million.

Terms of Third Eye Capital Notes

A.
Term Notes. As of March 31, 2019, the Company had $7.0 million in principal and interest outstanding under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2020.

B
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (19.25% as of March 31, 2019), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2020. As of March 31, 2019, AAFK had $50.8 million in principal and interest and waiver fees outstanding under the Revolving Credit Facility net of $0.4 million unamortized discount issuance costs.

C.
Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2020. As of March 31, 2019, AAFK had $11.8 million in principal and interest outstanding on the Revenue Participation Term Notes.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (16.25% per annum as of March 31, 2019) and mature on April 1, 2020. As of March 31, 2019, Aemetis Facility Keyes, Inc. had $24.1 million in principal and interest and redemption fees outstanding net of unamortized discount issuances costs of $1.7 million. The outstanding principal balance includes a total of $7.0 million in redemption fees, including $4.5 million which was added to the Acquisition Term Notes on March 27, 2018 as part of Amendment No. 14 and $1.0 million covenant waiver fees as part of Amendment No. 15.

D.
Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $8.0 million, accrue interest at the rate of 30% per annum and are due and payable upon the earlier of: i) the closing of new debt or equity financings, ii) receipt from any sale, merger, debt or equity financing, or iii) April 1, 2020. We have no borrowings outstanding under the Reserve Liquidity Notes as of March 31, 2019.

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

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of March 31, 2019, Aemetis Facility Keyes, Inc. had $6.0 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On January 1, 2019, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) July 31, 2019; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated the January 1, 2019 amendment and the refinancing terms of the Subordinated Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment. As of March 31, 2019, there were 83 thousand warrants outstanding that were issued related to the extension of the Subordinated Notes.

At March 31, 2019 and December 31, 2018, the Company had, in aggregate, $10.4 million and $10.1 million in principal and interest outstanding net of discount issuance costs of $0.2 million and none, respectively, under the Subordinated Notes.

EB-5 promissory notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2-3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the “EB-5 Phase I funding”). The original maturity date on the promissory notes can be extended automatically for a one or two-year period initially and is eligible for further one-year automatic extensions as long as there is no notice of non-extension from investors and the investors’ immigration process is in progress. On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes which restated the original maturity date on the promissory notes with automatic six-month extensions as long as the investors’ immigration process is in progress. Except for four early investor EB-5 notes, the Company was granted 12 months from the date of the completion of immigration process to redeem these EB-5 Notes. Accordingly, the notes have been recognized as long term while the four notes have been classified as current debt. The EB-5 Notes are convertible into Company’s common stock after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of March 31, 2019, $35.0 million has been released from the escrow amount to the Company, with $0.5 million remaining in escrow and $0.5 million to be funded to escrow. As of March 31, 2019, $35.0 million in principal and $2.3 million in accrued interest was outstanding on the EB-5 Phase I Notes.

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

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Cellulosic Ethanol Facility in increments of $0.5 million. The Company has sold an aggregate principal amount of $1.5 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of March 31, 2019, $1.5 million was released from escrow to the Company and $48.5 million remains to be funded to escrow. As of March 31, 2019, $1.5 million in principal and interest was outstanding on the EB-5 Phase II Notes.

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital advances bear interest at 12%. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the three months ended March 31, 2019 and 2018, the Company made principal and interest payments to Gemini of approximately $5.6 million and $3.0 million, respectively. As of March 31, 2019 and December 31, 2018, the Company had approximately $3.6 million and $4.6 million outstanding under this agreement, respectively.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as operational support charges by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 days period at the rate of 14.75% per annum interest rate. The term of the agreement continues until the either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the three months ended March 31, 2019 and 2018, the Company made principal and interest payments to Secunderabad Oils of approximately $0.3 million and $1.4 million, respectively. As of March 31, 2019 and December 31, 2018, the Company had $0.8 million and $0.3 million outstanding under this agreement, respectively.

Variable Interest Entity (GAFI) Term loan and Revolving loan

On July 10, 2017, GAFI entered into a Note Purchase Agreement (“Note Purchase Agreement”) with Third Eye Capital (Noteholders). See further discussion regarding GAFI in Note 5. Pursuant to the Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (“Term Loan”) and (ii) revolving advances not to exceed ten million dollars in the aggregate (“Revolving Loan”). The interest rate per annum applicable to the Term Loan is equal to ten percent (10%). The interest rate per annum applicable to the Revolving Loans is the greater of Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12.00%). The applicable interest rate as of March 31, 2019 was 13.25%. The maturity date of the Loans (“Maturity Date”) is July 10, 2019, provided that the Maturity Date may be extended at the option of GAFI for up to two additional one-year periods upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. An initial advance under the Revolving Loan was made for $2.2 million as a prepayment of interest on the Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to Noteholders.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On June 28, 2018, GAFI entered into Amendment No.1 to the GAFI Term Loan with Third Eye Capital for an additional amount of $1.5 million with a fee of $75 thousand added to the loan from Third Eye Capital at a 10% interest rate. The fee of $75 thousand was recognized as expense on the Amendment date. Pursuant to Amendment No.1, Aemetis, Inc. entered into a Stock Appreciation Rights Agreement to issue 1,050,000 Stock Appreciation Rights (SARs) to Third Eye Capital on August 23, 2018, with an exercise date of one year from the issuance date with a call option for the Company at $2.00 per share during the first 11 months of the agreement either to pay $2.1 million in cash or issue common stock worth of $2.1 million based on 30-day weighted average price of the stock on the call date, and a put option for Third Eye Capital at $1.00 per share during the 11th month of the agreement where the Company can redeem the SARs for $1.1 million in cash. In the event that none of the above options is exercised, the SARs will be automatically exercised one year from the issuance date based upon the 30-day weighted average stock price and paid in cash and cash equivalents. We used an outside valuation expert to value the SARs using the Monte Carlo method, and recorded the fair value of the SARs of $1.3 million as fees on Amendment No. 1 and will be amortized over the term of the loan according to ASC 470-50 Debt – Modification and Extinguishment. The Company also recorded a liability for the fair value of $1.3 million which will be re-measured at every quarter end until the SARs are exercised. On December 20, 2018, $1.6 million from Amendment No.1 was paid. As of March 31, 2019 and December 31, 2018, none was outstanding respectively.

On December 3, 2018, GAFI entered into Amendment No. 2 to the GAFI Term Loan with Third Eye Capital for an additional amount of $3.5 million from Third Eye Capital at a 10% interest rate. GAFI borrowed $1.8 million against this Amendment No. 2 with a $175 thousand fee added to the loan and $0.2 million was withheld from the $1.8 million for interest payments. $1.5 million is available to draw under GAFI Amendment No. 2 for the CO2 project. Among other requirements, the Company is also required to make the following mandatory repayments of the CO2 Term Loan: i) on a monthly basis, an amount equal to 75% of any payments received by the Company for CO2 produced by Linde LLC, ii) an amount equal to 100% of each monthly payment received by the Company for land use by Linde for CO2 plant, iii) on a monthly basis, an amount equal to the product of: $0.01 multiplied by the number of bushels of corn grain used in the ethanol production at the Keyes Plant. Based on the mandatory payments, an amount of $0.4 million is estimated to be paid in the next 12 months and is classified as current debt as of March 31, 2019. We evaluated the Amendment No. 2 to the Term Loan and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

As of March 31, 2019, GAFI had $16.4 million net of discounts issuance costs of $0.7 million outstanding on the Term Loan and $10.1 million on the Revolving Loan respectively.

Scheduled debt repayments for the Company’s loan obligations follow:

Twelve months ended March 31,	Debt Repayments
2019	$21,602
2020	157,464
2021	3,500
2022	760
2023	1,500
Total debt	184,826
Debt issuance costs	(2,809)
Total debt, net of debt issuance costs	$182,017

5.
Variable Interest Entity

GAFI was formed to acquire the partially completed Goodland Plant. GAFI entered into a Note Purchase Agreement with Third Eye Capital to acquire the plant. GAFI, the Company and its subsidiary AAPK also entered into separate Intercompany Revolving Notes, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the Revolving Loan incurred under the Note Purchase Agreement. Aemetis, Inc. and AAPK (Guarantors) also agreed to enter into certain Limited Guaranty. Pursuant to the Limited Guaranty, the Guarantors guarantee the prompt payment and performance of all unpaid principal and interest on the Loans and all other obligations and liabilities of GAFI to Noteholders in connection with the Note Purchase Agreement. The obligations of the Guarantors pursuant to the Limited Guaranty are secured by a first priority lien over all assets of the Guarantors pursuant to separate general security agreements entered into by each Guarantor. The aggregate obligations and liabilities of each Guarantor is limited to the sum of (i) the aggregate amount advanced by GAFI to such Guarantor under and in accordance with the Intercompany Revolving Notes and (ii) the obligation of the Guarantor pursuant to its indemnity and expense obligations under the Limited Guaranty prior to the date on which the Option is exercised. Additionally, on July 10, 2017, the Company entered into an Option Agreement by and between GAFI and the sole shareholder of GAFI, pursuant to which Aemetis was granted an irrevocable option to purchase all, but not less than all, of the capital stock of GAFI for an aggregate purchase price equal to $0.01 per share (total purchase price of $10.00). This Option provides for automatic triggering in the event of certain default circumstances. After the automatic exercise upon default, the Limited Guaranty no longer applies and the Guarantors are responsible for the outstanding balances of the GAFI term and revolving loan. Additionally, Third Eye Capital was granted a warrant for the purchase of 250 shares, representing 20% of the outstanding shares of GAFI, for a period of 10 years at an exercise price of $0.01 per share. In consideration for signing the Option, the sole shareholder of GAFI received 100,000 shares of common stock of Aemetis, Inc.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The following are the Balance Sheet and Statement of Operations of GAFI:

	Goodland Advanced Fuels, Inc.
	Balance Sheets
	As of
	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1	$17
Prepaid expenses	135	215
Other assets	-	103
Total current assets	136	335

Property, plant and equipment	15,408	15,408
Promissory note receivable from Aemetis	5,778	6,182
Total assets	$21,322	$21,925

Liabilities and stockholder deficit

Other accrued liabilities	$33	$44
Secured and revolving notes	26,967	26,621
Total liabilities	27,000	26,665

Accumulated deficit	(5,678)	(4,740)
Total liabilities and stockholder deficit	$21,322	$21,925

	Goodland Advanced Fuels, Inc.
	Statements of Operations
	Three months ended
	March 31, 2019	March 31, 2018
Other Expenses
Selling, general and administrative expenses	$110	$98
Operating loss	(110)	(98)

Interest expense
Interest rate expense	748	678
Debt related fees and amortization expense	247	125
Other income	(167)	(164)
Net loss	$(938)	$(737)

As of March 31, 2019 and December 31, 2018, the Company had outstanding balance of $5.8 million and $6.2 million, respectively, under the Intercompany Revolving Notes. In the consolidation process, these intercompany borrowings and interest thereon were eliminated.

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

Pursuant to signing the agreement with the Purchaser, the ABGL issued 1,660,000 Series A preferred units for an amount of $8.3 million in first tranche of investment. ABGL paid $6.0 million of this amount to Aemetis, Inc. in the form of management fees for managing and executing the Project. We assessed the above terms and concluded that the minority shareholders lacks substantive participating rights, principally based on the ownership percentage, manager representation, and expertise in the industry. Therefore, ABGL is controlled by Aemetis, Inc. and accordingly consolidated into the Company. The Series A Preferred Units are recorded as mandatorily redeemable and treated as a liability as the conversion option was deemed to be non-substantive. The Company is accreting up to the redemption value of $24.9 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of March 31, 2019 and December 31, 2018 based on the evaluation of the other conditions included in the agreement.

7. Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard was effective for us on January 1, 2019. We adopted the new standard on its effective date. A modified retrospective transition approach was required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements. We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations as we incur the expenses.

This standard had a material effect on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities. However, it did not have a material impact on the Consolidated Statement of Operations.

After assessment of this standard on our Company wide agreements and arrangements, we have identified assets as the corporate office, warehouse, monitoring equipment and laboratory facilities which we have control over these identified assets and obtain economic benefits fully. We classified these identified assets as operating leases after assessing the terms under classification guidance. Our leases have remaining lease terms of 1 year to 3 years. We have only one lease that has option to extend, we have concluded that it is not reasonably certain that we would exercise the option to extend the lease. Therefore, as of the lease commencement date, our lease terms generally did not include these options. We include options to extend the lease when it is reasonably certain that we will exercise that option. We have an equipment lease with extension options which the Company likely to extend, however, the equipment is billed based on the hours it is used in the period. According to the guidance, the variable payments based on other than index or rate, are to be expensed in the period incurred. The equipment cost is recognized as it is incurred. The corporate office has a sublease agreement in which we are a sub lessor and the term of the lease is for five months and then becomes month to month. We did not have any separate lease components in any of the leases and the property taxes and insurance charges are based on a variable rate in our real estate leases, hence we did not include them in the lease payments as in substance fixed payments.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

When discount rates implicit in leases cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and to measure lease liabilities and ROU assets. The incremental borrowing rate used by the Company was based on weighted average baseline rates commensurate with the Company’s secured borrowing rate, over a similar term. At each reporting period when there is a new lease initiated, the rates established for that quarter will be used.

Upon adoption of the standard, we recognized additional operating liabilities of $1.2 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum lease payments for existing operating leases.

The components of lease expense and sublease income was as follows:

Three months ended March 31, 2019
Operating lease expense	$181
Short term lease expense	41
Variable lease expense	32
Sub lease income	(17)
Total lease cost	$237

Supplemental non-cash flow information related to right-of-use asset and lease liabilities was as follows for the three months ended March 31, 2019:

Accretion of the lease liability	$40

Amortization of right-of-use assets	$141

Weighted Average Remaining Lease Term Operating Leases	2.0 years
Weighted Average Discount Rate Operating Leases	14.7%

Maturities of operating lease liabilities were as follows:

Twelve months ended March 31,	Operating leases
2020	$713
2021	320
2022	194
Total lease payments	$1,227
Less imputed interest	(161)
Total operating lease liability	$1,066

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

8. Stock-Based Compensation

Plan Stock Options

Aemetis authorized the issuance of 3.9 million shares of common stock under its Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together, the Company Stock Plans), which include both incentive and non-statutory stock options. These options generally expire five to ten years from the date of grant with a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment.

707 thousand stock option grants were issued on January 8, 2019 for employees and Directors under the Company Stock Plans. On February 21, 2019, 10 thousand stock option grant was issued to a consultant to the Company. As of March 31, 2019, 3.5 million options are outstanding under the Company Stock Plans.

Inducement Equity Plan Options

In March 2015, the Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 0.1 million non-statutory options to purchase common stock. As of March 31, 2019, 9 thousand options are outstanding under the Inducement Equity Plan.

Common Stock Reserved for Issuance

The following is a summary of awards granted under the above Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2018	149	2,889	$1.80
Authorized	655	-	-
Granted	(717)	717	0.70
Forfeited/expired	144	(144)	3.53
Balance as of March 31, 2019	231	3,462	$1.50

As of March 31, 2019, there were 2.2 million options vested under all the above stock plans.

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

For the three months ended March 31, 2019 and 2018, the Company recorded option expense in the amount of $290 thousand and $264 thousand, respectively.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

There were 717 thousand options granted during the three months ended March 31, 2019.

The weighted average fair value calculations for options granted during the three months ended March 31, 2019 and 2018 are based on the following assumptions:

	For the three months ended March 31,
Description	2019	2018
Dividend-yield	0%	0%
Risk-free interest rate	2.59%	2.52%
Expected volatility	88.52%	81.46%
Expected life (years)	6.41	6.48
Market value per share on grant date	$0.70	$0.70
Fair value per share on grant date	$0.53	$0.50

As of March 31, 2019, the Company had $0.9 million of total unrecognized compensation expense for employees, which the Company will amortize over the 1.96 years of weighted average remaining term.

The Company entered into a Stock Appreciation Rights Agreement to issue 1,050,000 Stock Appreciation Rights (SARs) to Third Eye Capital on August 23, 2018 as part of Amendment No.1 to GAFI Note Purchase Agreement with an exercise date of one year from the issuance date. The SARs Agreement contains a call option for the Company at $2.00 per share during the first 11 months of the agreement either pay $2.1 million in cash or issue common stock worth of $2.1 million based on 30-day weighted average price of the stock on the call date, and a put option for the Third Eye Capital at $1.00 per share during the 11th month of the agreement where Third Eye Capital can redeem the SARs for $1.1 million in cash and cash equivalents. If none of the above options is exercised, SARs are automatically exercised and paid for in cash and cash equivalents one year from the date of the issuance date based upon the 30-day weighted average price of the Company’s stock price. We used an outside valuation expert to value the SARs using the Monte Carlo method. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, such assumptions include the following: stock price on the measurement date, the volatility of our common stock for the period remaining, and a risk-free interest rate for the period remaining. Based on the valuation of issuance date, we recorded a fair value of the SARs of $1.28 million as fees on Amendment No. 1 to the GAFI term loan and these fees are amortized over the term of the loan according to ASC 470-50 Debt – Modification and Extinguishment. The Company also recorded a liability for the fair value of $1.28 million in other liabilities which will be re-measured at every quarter end using the Monte Carlo valuation method until the SARs are exercised.

The SARs were measured at March 31, 2019 and December 31, 2018 using the following assumptions:

Description	March 31, 2019	December 31, 2018
Risk-free interest rate	2.44%	2.60%
Expected volatility	79%	125%
Market value per share	$0.83	$0.61
Fair value per share on grant date	$1.11	$1.08

The Company considers the stock appreciation rights to be level 3 of the fair value hierarchy based upon the applicable guidance.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs from December 31, 2018 to March 31, 2019:

SARs Liability Balance
Balance as of December 31, 2018	$1,132
Related change in fair value	35
Balance as of March 31, 2019	$1,167

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

The J.D. Heiskell sales and purchases activity associated with the Purchasing Agreement, the Corn Procurement and Working Capital Agreement during the three months ended March 31, 2019, and 2018 were as follows:

	As of and for the three months ended March 31,
	2019	2018
Ethanol sales	$27,189	$28,212
Wet distiller's grains sales	8,603	7,828
Corn oil sales	800	923
Corn/milo purchases	29,261	27,745
Accounts receivable	1,340	1,193
Accounts payable	2,766	2,573

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2019 and with A.L Gilbert on December 31, 2019 with automatic one-year renewals thereafter. For the three months ended March 31, 2019 and 2018, the Company expensed marketing costs of $0.6 million for each period respectively, under the terms of both ethanol and wet distillers’ grains agreements.

As of March 31, 2019, the Company has forward sales commitments for approximately 95 thousand tons of WDG. These committed sales will be expected through June 2019.

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

The “India” operating segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing plant (“Kakinada Plant”), the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Summarized financial information by reportable segment for the three months ended March 31, 2019 and 2018 follows:

	Three months ended March 31, 2019			Three months ended March 31, 2018
	North America India	India	Total Consolidated	North America	India	Total Consolidated
Revenues	$36,636	$5,252	$41,888	$37,176	$5,842	$43,018
Cost of goods sold	36,967	5,272	42,239	35,982	5,170	41,152
Gross profit (loss)	(331)	(20)	(351)	1,194	672	1,866
Expenses
Research and development expenses	33	-	33	62	-	62
Selling, general and administrative expenses	4,066	175	4,241	3,515	292	3,807
Interest expense	6,042	167	6,209	8,884	144	9,028
Accretion of Series A preferred units	449	-	449	-	-	-
Other expense (income)	111	(734)	(623)	45	23	68
Loss before income taxes	$(11,032)	$372	$(10,660)	$(11,312)	$213	$(11,099)

Capital expenditures	$351	$247	$598	$490	$506	$996
Depreciation	994	144	1,138	992	158	1,150

North America. During the three months ended March 31, 2019 and 2018, the Company’s revenues from ethanol, WDG, and DCO were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, WDG, and DCO to J.D. Heiskell accounted for 99.9% and 99.4% of the Company’s North America segment revenues for the three months ended March 31, 2019 and 2018.

India. During the three months ended March 31, 2019, one customer in biodiesel accounted for 45% of the Company’s consolidated India segment revenues. None of the refined glycerin customers accounted for 10% of the Company’s consolidated India segment revenues. During the three months ended March 31, 2018, two customers in biodiesel accounted for 61% and 11% of the Company’s consolidated India segment revenues. None of the refined glycerin customers accounted for 10% of the Company’s consolidated India segment revenues.

Total assets by segment consist of the following:

	As of
	March 31,	December 31,
	2019	2018

North America	$77,833	$78,149
India	14,545	13,672
Total Assets	$92,378	$91,821

11.
Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and currently held as an accrued liability. The balance accrued related to these employment agreements was $0.4 million as of March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019 and 2018, the Company expensed $13 thousand and $9 thousand, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of March 31, 2019, $0.1 million remained as a prepaid expense related to Redwood Capital.

As consideration for the reaffirmation of guaranties required by Amendment No. 13 and 14 to the Note Purchase Agreement which the Company entered into with Third Eye Capital on March 1, 2017 and March 27, 2018 respectively, the Company also agreed to pay $0.2 million for each year in consideration to McAfee Capital in exchange for their willingness to provide the guaranties. The balance of $380 thousand and $400 thousand for guaranty fee remained as an accrued liability as of March 31, 2019 and December 31, 2018 respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The Company owes various Board Members amounts totaling $1.2 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended March 31, 2019 and 2018, the Company expensed $101 thousand and $89 thousand respectively, in connection with board compensation fees.

12.  Management’s Plans

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
●
Expand the ethanol sold at the Keyes Plant to include the cellulosic ethanol to be generated at the Riverbank Cellulosic Ethanol Facility, a cellulosic ethanol production facility in nearby Riverbank, California, and to utilize lower cost, non-food advanced feedstocks to significantly increase margins by 2020.
●
Monetize the CO2 produced at the Keyes Plant by executing on the agreement with Linde for the delivery of gas to their neighboring facility to be built during 2019.
●
Construct and operate biogas digesters to capture and monetize biogas by 2020.
●
Rely on the approval of a $125 million U.S. Department of Agriculture loan guarantee to raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed technology from LanzaTech and InEnTec Technology to generate federal and state carbon credits available for ultra-low carbon fuels.
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

Management believes that through the above actions, the Company will have the ability to generate capital liquidity to carry out the business plan for 2019.

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
●
Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2019 to the three months ended March 31, 2018.
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

Founded in 2006, we own and operate a 60 million gallon per year ethanol facility in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”).  We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. Additionally, we have the option to own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through a variable interest entity (VIE) Goodland Advanced Fuels, Inc., (GAFI), which was formed to acquire the Goodland Plant. Upon exercise of the option, we plan to deploy a cellulosic ethanol technology to the Goodland Plant. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe.

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

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a facility by Linde LLC industrial gas company to sell CO2 produced at the Keyes Plant, which will add incremental income for the North America segment.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to launch a biogas education and marketing program to local dairies in Central California, many of whom are already customers of the distillers’ grain produced by the Keyes Plant. ABGL currently has 14 signed participation agreements and two fully executed leases with nearby dairies at the Keyes Plant in order to capture their volatile methane, which would otherwise be released into the atmosphere, primarily from their wastewater lagoons. We plan to capture biogas from multiple dairies and pipe the gas to a centralized location at our Keyes Plant where we will clean the biogas into bio-methane. The bio-methane can be used in our Keyes Plant to displace petroleum natural gas, or can be sold at retail to trucking companies or injected into the utility natural gas pipeline to be utilized in the transportation sector to displace diesel in trucks. The environmental benefits of the Aemetis Biogas project are potentially significant because dairy biogas has a negative carbon intensity under the California LCFS and conversion into bio-methane for displacement of diesel in trucks is a valuable use of biogas.  The biogas produced by ABGL will also receive D3 RINS under the federal Renewable Fuel Standard (“RFS”) which have a higher value than the current D6 RINS we receive in the traditional ethanol market.

North America

Our revenue development strategy in North America was based on supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margin and are actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product. In addition, the development of cellulosic ethanol production facility, CO2 produced at the Keyes Plant, and bio-methane conversion will add incremental income to the North America segment.

We produce four products at the Keyes Plant: denatured ethanol fuel, WDG, DCO and CDS. In the first quarter of 2019, we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell. DCO was sold to J.D. Heiskell and other local animal feedlots (primarily poultry). Smaller amounts of CDS were sold to various local third parties. Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by OPIS, as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us and is generally determined in reference to the local price of DDG and other feed products. North American revenue is dependent on the price of ethanol, WDG, and DCO.  Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply and price of DDG, and demand from the local dairy and feed markets.  Our revenue is further influenced by our decision to operate the Keyes Plant at any capacity level, maintenance requirements, and the influences of the underlying biological processes.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended March 31 (in thousands)

	2019	2018	Inc/(dec)	% change
North America	$36,636	$37,176	$(540)	-1%
India	5,252	5,842	(590)	-10%
Total	$41,888	$43,018	$(1,130)	-3%

North America. The slight decrease in revenues during the three months ended March 31, 2019 was due to a 5% decrease in average price of ethanol to $1.68 per gallon, compared to $1.76 per gallon in the three months ended March 31, 2018 while the ethanol gallons sold was slightly increased to 16.2 million gallons in three months ended March 31, 2019 compared to 16.1 million gallons in the same period of last year. In addition, WDG sales volume increased by 4% to 106.9 thousand tons during the three months ended March 31, 2019, compared to 102.6 thousand tons in the three months ended March 31, 2018, and the average price of WDG increased by 5% to $80 per ton in the three months ended March 31, 2019, compared to $76 per ton in the three months ended March 31, 2018. During the three months ended March 31, 2019, plant production averaged 118% of the 55 million gallon per year nameplate capacity. For the three months ended March 31, 2019, we generated 75% of our North America revenues from sales of ethanol, 23% from sales of WDG, and 2% from sales of DCO and CDS, compared to 76% of our North America revenues from sales of ethanol, 21% from sales of WDG, and 3% from sales of DCO and CDS for the three months ended March 31, 2018.

India. The decrease in revenues was primarily attributable to decreased sales volume of biodiesel by 2% to 5,182 metric tons in the three months ended March 31, 2019 compared to 5,286 metric tons in the three months ended March 31, 2018, and by a 1% decrease in average price of biodiesel to $839 per metric ton in the three months ended March 31, 2019, compared to $851 per metric ton in the three months ended March 31, 2018. In addition, refined glycerin sales volume increased by 17% to 1,396 metric tons in the three months ended March 31, 2019, compared to 1,198 metric tons in the three months ended March 31, 2018, and offset by a 43% decrease in the average price per metric ton to $644 in the three months ended March 31, 2019, compared to $1,120 per metric ton in the three months ended March 31, 2018. For the three months ended March 31, 2019, we generated 83% of our revenues from the sale of biodiesel and 17% of our revenues from the sale of refined glycerin, compared to 77% of our revenues from the sale of biodiesel and 23% of our revenues from the sale of refined glycerin for the three months ended March 31, 2018.

Cost of Goods Sold

Three Months Ended March 31 (in thousands)

	2019	2018	Inc/(dec)	% change
North America	$36,967	$35,982	$985	3%
India	5,272	5,170	102	2%
Total	$42,239	$41,152	$1,087	3%

North America. We ground 5.6 million bushels of corn in each of the three months ended March 31, 2019 and 2018. Our cost of feedstock per bushel increased to an average price of $5.20 per bushel during the three months ended March 31, 2019 compared to $4.94 per bushel in the three months ended March 31, 2018. The increase in cost of sales was primarily due to a 5% increase in the average price of corn per bushel along with the average price of natural gas per therm increased by 10% and chemicals cost increased by 4% offset by decreases in enzymes and denaturant by 6% and 10%, respectively.

India. The increase in costs of goods sold was attributable to the increase in biodiesel feedstock volume by 6% to 4,642 metric tons in the three months ended March 31, 2019, compared to 4,387 metric tons in the three months ended March 31, 2018 coupled by a slight increase in the average price of biodiesel feedstock to $693 per metric ton in the three months ended March 31, 2019 compared to $691 per metric ton in the three months ended March 31, 2018. The refined glycerin feedstock volumes increased by 12% to 1,140 metric tons in the three months ended March 31, 2019, compared to 1,019 metric tons in the three months ended March 31, 2018, while the average price of refined glycerin feedstock decreased by 10% to $827 per metric ton in the three months ended March 31, 2019 compared to $918 per metric ton in the three months ended March 31, 2018.

Gross Profit (loss)

Three Months Ended March 31 (in thousands)

	2019	2018	Inc/(dec)	% change
North America	$(331)	$1,194	$(1,525)	-128%
India	(20)	672	(692)	-103%
Total	$(351)	$1,866	$(2,217)	-119%

North America. Gross profit decreased by 128% in the three months ended March 31, 2019 due to decrease in the average price of ethanol by 5% and an increase in the average corn price by 5% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

India. The decrease of 103% in gross profit was attributable to the 6% increase in biodiesel feedstock metric tons, 12% increase in refined glycerin feedstock metric tons coupled with decrease in average sales price of refined glycerin by 43%.

Operating Expenses

R&D

Three Months Ended March 31 (in thousands)

	2019	2018	Inc/(dec)	% change
North America	$33	$62	$(29)	-47%
India	-	-	-	0%
Total	$33	$62	$(29)	-47%

The R&D expense in our North America segment decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to decrease of $23 thousand of amortization expense as the intangibles were written off in the last quarter of 2018 coupled with decreases in consulting, rent, and other expenses of $18 thousand offset by an increase in lab supplies of $12 thousand.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended March 31 (in thousands)

	2019	2018	Inc/(dec)	% change
North America	$4,066	$3,515	$551	16%
India	175	292	(117)	-40%
Total	$4,241	$3,807	$434	11%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. The increase in the dollar amount of SG&A expenses for the three months ended March 31, 2019 was due to an increase in professional fees of $0.6 million, a $0.2 million increase in interest penalties, salaries, supplies and other expenses offset by a $0.2 million decrease in other expenses due to receipt of grant income for two different grants for reimbursement of expenses. SG&A expenses as a percentage of revenue in the three months ended March 31, 2019 increased to 11% as compared to 9% in the corresponding period of 2018.

India. The decrease in the dollar amount of SG&A expenses for the three months ended March 31, 2019 was due to decrease in operating support charges of $137 thousand and professional fees, travel, marketing costs and other of $38 thousand offset by an increase in salaries, supplies, utilities and other by $58 thousand. SG&A expenses as a percentage of revenue in the three months ended March 31, 2019 decreased to 3% as compared to 5% in the corresponding period of 2018.

Other Income and Expense

Three Months Ended March 31 (in thousands)

Other (income)/expense
	2019	2018	Inc/(dec)	% change
North America
Interest rate expense	$4,819	$4,127	$692	17%
Debt related fees and amortization expense	1,223	4,757	$(3,534)	-74%
Accretion of Series A preferred units	449	-	$449	100%
Other expense	111	45	$66	147%

India
Interest rate expense	167	144	$23	16%
Other (income)/expense	(734)	23	$757	3291%

Total	$6,035	$9,096	$(3,061)	-34%

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

North America. Interest expense was higher in the three months ended March 31, 2019 due to the addition of extension fees for subordinated debt and due to higher debt balances. The decrease in amortization expense in the three months ended March 31, 2019 was mainly due to absence of immediate expense of fees compared to immediate expense of redemption fees of $3.1 million and $0.5 million waiver fees on Amendment No. 14 in the three months ended March 31, 2018 due to troubled debt restructuring. The increase in other expense was due to fully amortized guarantee fees of $125 thousand and $35 thousand recognized as change in fair value of SARs in the three months ended March 31, 2019 offset by receipt of $30 thousand of income for land usage in CO2 project and $19 thousand in sub rental income of Cupertino office and interest income.

India. Interest expense increased because of addition of working capital requirements during the three months ended March 31, 2019. The increase in other income of $0.7 million was caused primarily by release of long-standing accounts payable and interest on these payables as matters closed legally.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $43 thousand at March 31, 2019, $34 thousand of which was held in our Indian subsidiary, and the rest was from North America. Our current ratio at March 31, 2019 was 0.21, compared to a current ratio of 0.24 at December 31, 2018. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$43	$1,188
Current assets (including cash, cash equivalents, and deposits)	10,312	10,311
Current and long term liabilities (excluding all debt)	36,195	32,286
Current & long term debt	182,017	175,117

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of March 31, 2019, the EB-5 escrow account is holding funds in the amount of $0.5 million from one investor pending approval by the USCIS. The balance of $0.5 million is expected to be released from the escrow account in 2019.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. As of March 31, 2019, the EB-5 escrow funding of $1.5 million was released to the Company. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

At March 31, 2019, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $93.7 million, not including the promissory note and GAFI Loans. The current maturity date for the Third Eye Capital Notes is April 1, 2020; provided, however, that pursuant to Amendment No. 14, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2021 upon notice and payment of a 5% extension fee. In addition, we borrowed $2.1 million on promissory note with Third Eye Capital on Feb 27, 2019 and the outstanding balance was $2.1 million as of March 31, 2019 on the Third Eye Capital promissory note. We intend to repay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes, a senior debt refinancing and/or equity financing.

At March 31, 2019, GAFI’s outstanding balance of principal, interest and fees, net of discounts, on all GAFI Loans equaled $26.5 million. The current maturity date for the GAFI Loans is July 10, 2019 with option to extend the maturity to July 10, 2020. GAFI intends to repay the GAFI Loans through proceeds from the issuance of a GAFI EB-5 offering. Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities in the past as described in further detail in “Part I, Item 1. Financial Statements – Note 4. Debt.”  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

As of March 31, 2019, the Company has $8.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes.

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

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the three months ended March 31, 2019:

Change in total debt		$6,900
Increases to debt:
Accrued interest	4,955
Amendment No.15 waiver fee added to redemption fee	1,000
Feb 2019 Promissory note including $0.1 million withheld as fees by TEC	2,132
Sub debt extension fees	340
India working capital draws and changes due to foreign currency	5,317
GAFI Amendment No. 2 draw	24
Total increases to debt		$13,768

Decreases to debt:
Principal and interest payments to senior lender	(14)
Interest payments to EB-5 investors	(3)
Principal, fees and interest payments on working capital loans in India	(5,892)
GAFI interest and principal payments	(674)
Change in debt issuance costs, net of amortization	(285)
Total decreases to debt		$(6,868)

Working capital changes resulted in (i) a $0.2 million increase in inventories due to $0.1 million increase in the North America reflecting the corn cost as of March 31, 2019, (ii) a $0.4 million decrease in prepaid expenses and other assets mainly due to recognition of $0.1 million McAfee guarantee fees expensed and $0.3 million in insurance prepaid and other prepaid recognized in North America entities, (iii) increase in accounts receivable of $0.8 million in Aemetis, Inc. and $0.2 million in India operations respectively, and (iv) increase in other assets mainly due to increase in India operations of $0.4 million offset by a decrease of $0.1 million in North America and GAFI entities, and (v) $1.1 million decrease in cash.

Net cash used in operating activities during the three months ended March 31, 2019 was $2.1 million, consisting of non-cash charges of $3.1 million, net changes in operating assets and liabilities of $5.4 million, and net loss of $10.7 million. The non-cash charges consisted of: (i) $1.2 million in amortization of debt issuance costs and other intangible assets, (ii) $1.1 million in depreciation expenses, (iii) $0.3 million in stock-based compensation expense, and (iv) $0.4 million in preferred unit accretion. Net changes in operating assets and liabilities consisted primarily of an increase in (i) inventories of $0.2 million, (ii) other assets of $0.2 million, (iii) accounts receivable of $1.0 million, and (iv) decrease in other liabilities of $0.6 million, offset by (v) an increase in accounts payable of $2.8 million (vi) decrease in prepaid expense of $0.4 million, and (vii) an increase in accrued interest of $4.2 million.

Cash used by investing activities was $0.6 million, of which $0.4 million were used by North America entities and $0.2 million were capital improvements made by India operations.

Cash provided by financing activities was $1.6 million, consisting primarily of $2.0 million received from Third Eye Capital promissory note and $5.3 million from working capital partners in India for UBPL operations, partially offset by payments of $5.8 million in principal to working capital partners in India for UBPL operations. GAFI had a $24 thousand of borrowings and $55 thousand of payments.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, and debt modification and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our 2018 annual report.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2019.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that, although remediation plans were initiated to address the material weakness over financial reporting as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

For a more comprehensive discussion of the material weakness in internal control over financial reporting identified by management as of December 31, 2018, and the remedial measures undertaken to address this material weakness, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we initiated a remediation plan to address the material weakness in our internal control over financial reporting identified as of the fiscal year then ended. Our efforts to improve our internal controls are ongoing.

PART II -- OTHER INFORMATION

Item 1.
Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendants EdenIQ, Inc. (EdenIQ).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity established and owned primarily by Aemetis.  The lawsuit asserted that EdenIQ fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology that the Company would not have done but for the Company’s belief that the merger would occur.  The relief sought included EdenIQ’s specific performance of the merger and monetary damages, as well as punitive damages, attorneys’ fees, and costs.   In response to the lawsuit, EdenIQ filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s publicity of the status of the merger.  EdenIQ named Third Eye Capital Corporation (TEC) as a defendant in a second amended cross-complaint that alleged TEC made a financial commitment to fund the merger contingent on the EPA’s approval of EdenIQ’s technology without disclosing that the financing commitment was tied to the EPA approval.  EdenIQ claimed that TEC and the Company participated in the fraudulent concealment of material information surrounding the financing of the merger.  By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs.  All of the claims asserted by both the Company and EdenIQ have been denied or dismissed, such that the Company has appeal right, but EdenIQ effectively does not.  The Company and EdenIQ have filed motions for attorney’s fees and costs, which motions are currently pending.  The Company seeks $1,775,043 by its motion and EdenIQ seeks $8,481,600.40 on its motion.  The Company vigorously disputes EdenIQ’s position and supports its own position.

Item 1A.
Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2019, we issued 30 thousand shares of our common stock to a subordinated promissory note holder pursuant to the note holder’s warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

 Item 3.
Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2019.

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

AEMETIS, INC.

May 9, 2019	By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer (Principal Executive Officer)

AEMETIS, INC.

May 9, 2019	By:	/s/ Todd Waltz
Todd Waltz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)