Form 10-Q
period 2019-06-30
AEMETIS, INC
filed 2019-08-08
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
OR
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

The number of shares outstanding of the registrant’s Common Stock on July 31, 2019 was 20,570,187 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	June 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$350	$1,188
Accounts receivable	3,838	1,096
Inventories	4,093	6,129
Prepaid expenses	591	942
Other current assets	1,355	956
Total current assets	10,227	10,311

Property, plant and equipment, net	78,507	78,492
Operating lease right-of-use assets	894	-
Other assets	2,707	3,018
Total assets	$92,335	$91,821

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$17,193	$13,500
Current portion of lease liability	596	-
Current portion of long term debt	4,805	2,396
Short term borrowings	16,551	14,902
Mandatorily redeemable Series B convertible preferred stock	3,098	3,048
Accrued property taxes	3,909	3,337
Accrued contingent litigation fees	6,200	-
Other current liabilities	5,203	5,396
Total current liabilities	57,555	42,579
Long term liabilities:
Senior secured notes	97,998	89,884
EB-5 notes	35,500	36,500
GAFI secured and revolving notes	26,222	25,461
Long term subordinated debt	6,048	5,974
Series A preferred units	8,175	7,005
Long term lease liability	348	-
Total long term liabilities	174,291	164,824

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 20,375 and 20,345 shares issued and outstanding each period, respectively	20	20
Additional paid-in capital	86,470	85,917
Accumulated deficit	(215,869)	(193,204)
Accumulated other comprehensive loss	(3,461)	(3,576)
Total stockholders' deficit attributable to Aemetis, Inc.	(132,839)	(110,842)
Non-controlling interest - GAFI	(6,672)	(4,740)
Total stockholders' deficit	(139,511)	(115,582)
Total liabilities and stockholders' deficit	$92,335	$91,821

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues	$50,619	$45,028	$92,507	$88,046

Cost of goods sold	47,346	42,260	89,585	83,412
Gross profit	3,273	2,768	2,922	4,634

Research and development expenses	90	55	123	117
Selling, general and administrative expenses	3,945	3,589	8,186	7,396
Operating loss	(762)	(876)	(5,387)	(2,879)

Other (income) expense:

Interest expense
Interest rate expense	5,190	4,432	10,176	8,703
Debt related fees and amortization expense	1,396	919	2,619	5,676
Accretion of Series A preferred units	471	-	920	-
Loss contingency on litigation	6,200	-	6,200	-
Other (income) expense	(89)	(5)	(712)	63
Loss before income taxes	(13,930)	(6,222)	(24,590)	(17,321)

Income tax expense	-	-	7	6

Net loss	$(13,930)	$(6,222)	$(24,597)	$(17,327)

Less: Net loss attributable to non-controlling interest	(994)	(857)	(1,932)	(1,594)

Net loss attributable to Aemetis, Inc.	$(12,936)	$(5,365)	$(22,665)	$(15,733)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	57	(394)	115	(544)
Comprehensive loss	$(13,873)	$(6,616)	$(24,482)	$(17,871)

Net loss per common share attributable to Aemetis, Inc.
Basic	$(0.63)	$(0.27)	$(1.11)	$(0.78)
Diluted	$(0.63)	$(0.27)	$(1.11)	$(0.78)

Weighted average shares outstanding
Basic	20,375	20,223	20,371	20,203
Diluted	20,375	20,223	20,371	20,203

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the six months ended June 30,
	2019	2018
Operating activities:
Net loss	$(24,597)	$(17,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	486	581
Stock issued for services	-	22
Depreciation	2,234	2,299
Debt related fees and amortization expense	2,619	5,676
Intangibles and other amortization expense	24	70
Accretion of Sereis A preferred units	920	-
Change in fair value of SARs	60	-
Changes in operating assets and liabilities:
Accounts receivable	(2,708)	579
Inventories	2,042	(1,264)
Prepaid expenses	351	1,053
Other assets	561	(134)
Accounts payable	2,704	2,128
Accrued interest expense and fees	8,301	5,457
Other liabilities	5,772	(745)
Net cash used in operating activities	(1,231)	(1,605)

Investing activities:
Capital expenditures	(1,038)	(1,771)

Net cash used in investing activities	(1,038)	(1,771)

Financing activities:
Proceeds from borrowings	15,716	12,415
Repayments of borrowings	(13,901)	(8,381)
GAFI proceeds from borrowings	24	-
GAFI repayments of borrowings	(164)	-
GAFI renewal fee payment	(500)	-
Proceeds from Series A preferred units financing	250	-
Net cash provided by financing activities	1,425	4,034

Effect of exchange rate changes on cash and cash equivalents	6	(17)
Net change in cash and cash equivalents for period	(838)	641
Cash and cash equivalents at beginning of period	1,188	428
Cash and cash equivalents at end of period	$350	$1,069

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest, net of capitalized interest of $147 and $0 for the six months ended June 30, 2019 and 2018, respectively	$1,699	$3,213
Income taxes paid	-	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Fair value of warrants issued to subordinated debt holders	67	65
TEC debt extension, waiver fees, promissory notes fees added to debt	1,102	4,005
Capital expenditures in accounts payable	1,882	-
Operating lease laibilities arising from obtaining right-of-use assets	1,181	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

 For the three and six months ended June 30, 2019
	Series B Preferred Stock		Common Stock
Description	Shares	Dollars	Shares	Dollars	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders' deficit
Balance at December 31, 2018	1,323	$1	20,345	$20	$85,917	$(193,204)	$(3,576)	$(4,740)	(115,582)

Stock-based compensation	-	-	-	-	290	-	-	-	290
Issuance and exercise of warrants	-	-	30	-	67	-	-	-	67
Foreign currency translation gain	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	(9,729)	-	(938)	(10,667)

Balance at March 31, 2019	1,323	$1	20,375	$20	$86,274	$(202,933)	$(3,518)	$(5,678)	$(125,834)

Stock-based compensation	-	-	-	-	196	-	-	-	196
Foreign currency translation gain	-	-	-	-	-	-	57	-	57
Net loss	-	-	-	-	-	(12,936)	-	(994)	(13,930)

Balance at June 30, 2019	1,323	$1	20,375	$20	$86,470	$(215,869)	$(3,461)	$(6,672)	$(139,511)

For the three and six months ended June 30, 2018
	Series B Preferred Stock		Common Stock
Description	Shares	Dollars	Shares	Dollars	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders' deficit
Balance at December 31, 2017	1,323	$1	20,088	$20	$84,679	$(160,188)	$(2,904)	$(1,469)	(79,861)
Options exercised	-	-	2	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	264	-	-	-	264
Issuance and exercise of warrants	-	-	113	-	65	-	-	-	65
Shares issued to consultants and other services	-	-	20	-	22	-	-	-	22
Foreign currency translation loss	-	-	-	-	-	-	(150)	-	(150)
Net loss	-	-	-	-	-	(10,368)	-	(737)	(11,105)

Balance at March 31, 2018	1,323	$1	20,223	$20	$85,030	$(170,556)	$(3,054)	$(2,206)	$(90,765)
	-
Stock-based compensation	-	-	-	-	317	-	-	-	317
Foreign currency translation loss	-	-	-	-	-	-	(394)	-	(394)
Net loss	-	-	-	-	-	(5,365)	-	(857)	(6,222)

Balance at June 30, 2018	1,323	$1	20,223	$20	$85,347	$(175,921)	$(3,448)	$(3,063)	$(97,064)

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

1.
Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol facility (“Keyes Plant”) in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility (“Kakinada Plant”) on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. Additionally, we have the option to own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through a variable interest entity (VIE) Goodland Advanced Fuels, Inc., (GAFI), which was formed to acquire the Goodland Plant. Upon exercise of the option, we plan to deploy a cellulosic ethanol technology to the Goodland Plant.

We also lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech Technology (“LanzaTech”) and InEnTec Technology (“InEnTec”) to build a cellulosic ethanol production facility (the “Riverbank Cellulosic Ethanol Facility”) capable of converting local California surplus biomass – principally agricultural waste – into ultra-low carbon renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers (RINs) and California’s Low Carbon Fuel Standard (“LCFS”) credits.

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a facility by Linde LLC industrial gas company to sell CO2 produced at the Keyes Plant, which will add incremental income for the North America segment.

During 2018, Aemetis Biogas LLC (“ABGL”) was formed to construct bio methane digesters at local dairies near the Keyes Plant, many of whom are already customers of the distillers’ grain produced by the Keyes Plant. The digesters are connected by pipeline to a gas cleanup and compression facility to produce Renewable Natural Gas (“RNG”). ABGL currently has 13 signed participation agreements and three fully executed leases with nearby dairies at the Keyes Plant in order to capture their methane, which would otherwise be released into the atmosphere, primarily from their wastewater lagoons. We plan to capture biogas from multiple dairies and pipe the gas to a centralized location at our Keyes Plant where we will clean the biogas into bio-methane. The bio-methane can be used in our Keyes Plant to displace petroleum natural gas, or can be sold at retail to trucking companies or injected into the utility natural gas pipeline to be utilized in the transportation sector to displace diesel in trucks.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The accompanying consolidated condensed balance sheet as of June 30, 2019, the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the consolidated condensed statements of cash flows for the six months ended June 30, 2019 and 2018, and the consolidated condensed statements of stockholders’ deficit for the three and six months ended June 30, 2019 and 2018 are unaudited. The consolidated condensed balance sheet as of December 31, 2018 was derived from the 2018 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2018 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the SEC. Certain information, footnotes, and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2019 and 2018 have been prepared on the same basis as the audited consolidated statements as of December 31, 2018 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations, statement of cash flows, and statement of stockholders’ deficit. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

North America

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The below table shows our sales in North America by product category:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Ethanol sales	$29,808	$30,129	$56,997	$58,341
Wet distiller's grains sales	8,733	8,499	17,336	16,327
Other sales	945	1,000	1,789	2,136
	$39,486	$39,628	$76,122	$76,804

We also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those customers in some contractual agreements.

In North America, we buy corn as feedstock in producing ethanol from our working capital partner J.D. Heiskell and we sell all ethanol, WDG, and corn oil produced in this process to J.D. Heiskell. Our finished goods tank is leased by J.D. Heiskell and they require us to transfer legal title to the product upon transfer of our finished ethanol to this location. We consider the purchase of corn as a cost of goods sold and the sale of ethanol upon transfer to the finished goods tank as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have legal title to the goods during the processing time. The pricing for both corn and ethanol is set independently. Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. The Company has elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general and administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount. Hence, we are the principal in North America sales scenarios where our customer and vendor may be the same.

We have a contract liability of $0.6 million as of June 30, 2019, in connection with a contract with a customer to sell LCFS credits produced from January 1, 2019 to March 31, 2019. However, the credits were not transferred to the customer until July 2, 2019 while we received cash in advance.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

India

In India where we sell products on purchase orders (written or verbal) or by contract with governmental or international parties, the performance obligation is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined based on reference market prices for biodiesel and refined glycerin every day net of taxes. There is no transaction price allocation needed.

The below table shows our sales in India by product category:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Biodiesel sales	$10,797	$3,841	$15,144	$8,342
Refined Glycerin sales	336	1,559	1,235	2,900
Other sales	-	-	6	-
	$11,133	$5,400	$16,385	$11,242

We also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those customers in some contractual agreements.

In India, we occasionally enter into contracts where we purchase feedstock from the customer, process the feedstock into biodiesel, and sell to the same customer. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel according to agreements we enter into in these situations. Hence, we are the principal in India sales scenarios where our customer and vendor may be the same.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and it requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowances for doubtful accounts as of June 30, 2019 and December 31, 2018.

Inventories. Finished goods, raw materials, and work-in-process inventories are valued at the lower of cost (first-in, first-out) or net realizable value (NRV). Distillers’ grains and related products are stated at NRV. In the valuation of inventories, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, the Keyes Plant, Goodland Plant and Kakinada Plant. The Goodland Plant is partially completed and is not ready for operation; hence, we are not depreciating these assets yet. Otherwise, it is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment – Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and six months ended June 30, 2019 and 2018, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive. The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of June 30, 2019 and 2018:

	As of
	June 30, 2019	June 30, 2018

Series B preferred (post split basis)	132	132
Common stock options and warrants	3,994	3,206
Debt with conversion feature at $30 per share of common stock	1,247	1,222
SARs conversion if stock issued at $1.02 per share to cover $2.1 million	2,062	-
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	7,435	4,560

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

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiary operate in a local currency environment, where that local currency is the functional currency, and is translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates. Gains and losses from other foreign currency transactions are recorded in other income (expense).

Operating Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aemetis recognized two reportable geographic segments: “North America” and “India.”

The “North America” operating segment includes the Company’s 60 million gallons per year capacity Keyes Plant in California, the cellulosic ethanol facility in Riverbank, the cluster of biogas digesters on dairies near the Keyes Plant, the Goodland Plant in Kansas and the research and development facility in Minnesota.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The “India” operating segment encompasses the Company’s 50 million gallon per year capacity Kakinada Plant in India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

Fair Value of Financial Instruments. Financial instruments include accounts receivable, accounts payable, accrued liabilities, current and non-current portion of subordinated debt, SARs liability, notes payable, and long term debt.  Due to the unique terms of our notes payable and long term debt and the financial condition of the Company, the fair value of the debt is not readily determinable. The fair value of all other current financial instruments is estimated using level 3 inputs to approximate carrying value due to the short-term nature of these instruments.

Share-Based Compensation. The Company recognizes share-based compensation expense in accordance with ASC 718 Stock Compensation requiring the Company to recognize expenses of the estimated fair value of the Company’s share-based compensation awards calculated at the grant date over the vesting period, adjusted to reflect only those shares that are expected to vest.

Leases. In February 2016, the FASB issued guidance that amended the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee is required to recognize right-of-use assets and lease liabilities on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance was effective for us beginning January 1, 2019, and for interim periods within that year. We were required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. On July 30, 2018, the FASB issued ASU 2018-11 amendments to ASC 842, which included the optional transition relief approach in which entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may not select to separate lease and non-lease components when certain conditions are met.

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

The Company entered into a payment plan with Stanislaus County for unpaid property taxes on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company is set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. This payment was not made on April 10, 2019. The full tax amount is now due and the property is subject to a process that ranges from the collection of all past due taxes to the potential sale of the asset. As of June 30, 2019, the balance in property tax accrual was $3.9 million.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The Company has pending litigation with EdenIQ, Inc. (“EdenIQ”) related to wrongful termination of a merger agreement, filed in Santa Clara County Superior Court.   The Company and EdenIQ filed motions for attorney’s fees and costs. On July 24, 2019, the court granted $6.2 million of attorney’s fees and costs to EdenIQ. The Company has assessed this matter in accordance with ASC 855 as subsequent event type 1. As a result, a $6.2 million loss on contingency was recorded within the Company’s consolidated financial statements as of June 30, 2019.

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

Recently Issued Accounting Pronouncements.

For a complete summary of the Company’s significant accounting policies, please refer to the Company’s audited financial statements and notes thereto for the years ended December 31, 2018 and 2017, filed with the Securities and Exchange Commission on March 15, 2019. There were no new accounting pronouncements issued applicable to the Company during the six months ended June 30, 2019.

2.
Inventories

Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$1,405	$3,647
Work-in-progress	1,599	1,327
Finished goods	1,089	1,155
Total inventories	$4,093	$6,129

As of June 30, 2019 and December 31, 2018, the Company recognized a lower of cost or net realizable value impairment of $38 thousand and $0.2 million respectively, related to inventory.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

3.
Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2019	December 31, 2018
Land	$4,121	$4,116
Plant and buildings	83,126	82,445
Furniture and fixtures	1,063	1,056
Machinery and equipment	4,227	3,928
Construction in progress	4,889	3,581
GAFI property, plant & equipment	15,408	15,408
Total gross property, plant & equipment	112,834	110,534
Less accumulated depreciation	(34,327)	(32,042)
Total net property, plant & equipment	$78,507	$78,492

During the six months ended June 30, 2019 and for the year ended December 31, 2018, interest capitalized in property, plant, and equipment was $147 thousand and $135 thousand, respectively.

Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and Buildings	20-30
Machinery & Equipment	5-7
Furniture & Fixtures	3-5

For the three months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $1.1 million for each period. For the six months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $2.2 million and $2.3 million respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three and six months ended June 30, 2019 and 2018.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

4.
Debt

Debt consists of the notes from our senior lender, Third Eye Capital, other working capital lenders and subordinated lenders as follows:

	June 30, 2019	December 31, 2018
Third Eye Capital term notes	$7,022	$7,024
Third Eye Capital revolving credit facility	54,702	47,225
Third Eye Capital revenue participation term notes	11,792	11,794
Third Eye Capital acquisition term notes	24,482	23,841
Third Eye Capital promissory note	2,156	-
Cilion shareholder seller notes payable	6,048	5,974
Subordinated notes	10,779	10,080
EB-5 promissory notes	39,944	38,536
Unsecured working capital loans	3,616	4,822
GAFI Term and Revolving loans	26,583	25,821
Total debt	187,124	175,117
Less current portion of debt	21,356	17,298
Total long term debt	$165,768	$157,819

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement with Third Eye Capital (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as the “Original Third Eye Capital Notes”).

On March 27, 2018, Third Eye Capital agreed to Limited Waiver and Amendment No. 14 to the Note Purchase Agreement, or Amendment No. 14, to: (i) extend the maturity date of the Third Eye Capital Notes by two years to April 1, 2020 in exchange for an amendment fee consisting of 6% (3% per year) of the outstanding note balance in the form of an increase in the fee payable in the event of a redemption of the Third Eye Capital Notes (as defined in the Note Purchase Agreement); (ii) provide that the maturity date may be further extended at our election to April 1, 2021 in exchange for an extension fee of 5%; (iii) provide for an optional waiver of the ratio of note indebtedness covenant until January 1, 2019 with the payment of a waiver fee of $0.25 million; and (iv) remove the redemption fee described in (i) above from the calculation of the ratio of note indebtedness covenant. In addition to the fee discussed in (i), as consideration for such amendment and waiver, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.5 million to be added to the outstanding principal balance of the Revolving Credit Facility.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

We evaluated Amendment No. 14 in accordance with ASC 470-60 Troubled Debt Restructuring. According to guidance, we considered Amendment No. 14 to be a troubled debt restructuring. We assessed all the terms to confirm if there is a concession granted by the creditor. The maturity date of the Third Eye Capital Notes was extended to April 1, 2020 for a 6% fee, which was lower on an annual basis than the extension fee of 5% provided by Amendment No. 13 for a one-year extension. No interest is accrued on these fees and there were no other settlements in Amendment No. 14 on these Notes. In order to assess whether the creditor granted a concession, we calculated the post-restructuring effective interest rate by projecting cash flows on the new terms and solved for a discount rate equal to the carrying amount of pre-restructuring of debt, and by comparing this calculation to the terms of Amendment No. 13, we determined that Third Eye Capital provided a concession in accordance with the provisions of ASC 470-60 Troubled Debt Restructuring and thus applied troubled debt restructuring accounting. The extension fee, due at maturity, was discounted at the effective interest rate of the Third Eye Capital Notes, and an immediate charge was taken to recognize the fees into amortization expense on the income statement related to the trouble debt restructuring of $3.1 million and amendment fees of $0.5 million. Using the effective interest method of amortization, the remaining extension fee of $1.4 million will be amortized over the stated remaining life of the Third Eye Capital Notes.

On March 27, 2018, Third Eye Capital also agreed to a one-year reserve liquidity facility governed by a promissory note, payable in the principal amount of up to $6 million. Borrowings under the facility are available from March 27, 2018 until maturity on April 1, 2019. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2019. The promissory note is secured by liens and security interests upon the property and assets of the Company. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $200 thousand payable from the proceeds of the first drawing under the facility. We did not draw any amounts under the facility and no balance was outstanding as of December 31, 2018 under this facility. On March 11, 2019, Third Eye Capital agreed to increase the amount available under the reserve liquidity facility up to $8.0 million and extend the maturity date to April 1, 2020 with the same terms as above.

Based on the terms of Amendment No. 14, the Company intends to extend the maturity to April 1, 2021 for a fee of 5% on the outstanding debt which can be paid or added to the outstanding balance of the revolving notes.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Based on the Amendment No. 15, the ratio of note indebtedness covenant is waived for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019. According to ASC 470-10-45 debt covenant classification guidance, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. As the Amendment No. 15 waived the ratio of the note indebtedness covenant over the next two quarters, we needed to assess if the Company can meet this covenant for the quarters ended March 31, 2020 and June 30, 2020. To assess this guidance, the Company performed ratio and cash flow analysis using the forecast and debt levels. The Company will need approximately $42.4 million of cash flows from operations and other forms of subordinated debt over the next 12 months to reduce debt to levels that allow for compliance with Third Eye Capital financial covenants and to meet operations of the Company. Based on this analysis, the Company believes that it is reasonably possible that through a combination of cash flow from operations, new projects that provide additional liquidity, and obtaining other low cost subordinated debt, it will be able to meet the ratio of the note indebtedness covenant over the next 12 months, hence the notes are classified as long term debt.

On February 27, 2019, a Promissory Note (the “February 2019 Note”, together with the Original Third Eye Capital Notes, the Third Eye Capital Notes) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2019. In consideration of the February 2019 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. On April 30, 2019, the February 2019 Note was modified to remove the stated maturity date and instead will be due on demand by Third Eye Capital. As of June 30, 2019, the outstanding balance of principal and interest on the February 2019 note was $2.2 million.

Terms of Third Eye Capital Notes

A.
Term Notes. As of June 30, 2019, the Company had $7.0 million in principal and interest outstanding under the Term Notes. The Term Notes accrue interest at 14% per annum and mature on April 1, 2020*.

B
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (19.25% as of June 30, 2019), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2020*. As of June 30, 2019, AAFK had $54.7 million in principal and interest and waiver fees outstanding under the Revolving Credit Facility net of $0.3 million unamortized discount issuance costs.

C.
Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2020*. As of June 30, 2019, AAFK had $11.8 million in principal and interest outstanding on the Revenue Participation Term Notes.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (16.25% per annum as of June 30, 2019) and mature on April 1, 2020*. As of June 30, 2019, Aemetis Facility Keyes, Inc. had $24.5 million in principal and interest and redemption fees outstanding net of unamortized discount issuances costs of $1.3 million. The outstanding principal balance includes a total of $7.0 million in redemption fees, including $4.5 million which was added to the Acquisition Term Notes on March 27, 2018 as part of Amendment No. 14 and $1.0 million covenant waiver fees as part of Amendment No. 15.

E.
Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $8.0 million, accrue interest at the rate of 30% per annum and are due and payable upon the earlier of: i) the closing of new debt or equity financings, ii) receipt from any sale, merger, debt or equity financing, or iii) April 1, 2020*. We have no borrowings outstanding under the Reserve Liquidity Notes as of June 30, 2019.

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

* The note maturity date can be extended by the Company to April 2021. As a condition to any such extension, the Company would be required to pay a fee of 5% of the carrying value of the debt which can be paid in cash or added to the outstanding debt. As a result of this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., ("Cilion") on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of June 30, 2019, Aemetis Facility Keyes, Inc. had $6.0 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

On July 1, 2019, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2019; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We will evaluate the July 1, 2019 amendment and the refinancing terms of the Subordinated Notes in accordance with ASC 470-50 Debt – Modification and Extinguishment.

As of June 30, 2019, there were 83,000 warrants outstanding that were issued in connection with the extension of the Subordinated Notes pursuant to the January 1, 2019 amendment.

At June 30, 2019 and December 31, 2018, the Company had, in aggregate, $10.8 million and $10.1 million in principal and interest outstanding respectively, under the Subordinated Notes.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

EB-5 promissory notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2-3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the “EB-5 Phase I funding”). The original maturity date on the promissory notes can be extended automatically for a one or two-year period initially and is eligible for further one-year automatic extensions as long as there is no notice of non-extension from investors and the investors’ immigration processes are in progress. On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes which restated the original maturity date on the promissory notes with automatic six-month extensions as long as the investors’ immigration processes are in progress. Except for four early investor EB-5 Notes, the Company was granted 12 months from the date of the completion of immigration process to redeem these EB-5 Notes. Accordingly, the notes have been recognized as long term while the four early investor notes have been classified as current debt. The EB-5 Notes are convertible into Company’s common stock after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of June 30, 2019, $35.0 million has been released from the escrow amount to the Company, with $0.5 million remaining in escrow and $0.5 million to be funded to escrow. As of June 30, 2019, $35.0 million in principal and $2.4 million in accrued interest was outstanding on the EB-5 Phase I Notes.

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

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Cellulosic Ethanol Facility in increments of $0.5 million. The Company has sold an aggregate principal amount of $2.5 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of June 30, 2019, $2.5 million was released from escrow to the Company and $47.5 million remains to be funded to escrow. As of June 30, 2019, $2.5 million in principal and interest was outstanding on the EB-5 Phase II Notes.

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital advances bear interest at 12%. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the six months ended June 30, 2019 and 2018, the Company made principal and interest payments to Gemini of approximately $13.7 million and $5.4 million, respectively. As of June 30, 2019 and December 31, 2018, the Company had approximately $3.0 million and $4.6 million outstanding under this agreement, respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as selling, general, and administrative expenses by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 days period at the rate of 14.75% per annum interest rate. The term of the agreement continues until the either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the six months ended June 30, 2019 and 2018, the Company made principal and interest payments to Secunderabad Oils of approximately $0.5 million and $2.7 million, respectively. As of June 30, 2019 and December 31, 2018, the Company had $0.7 million and $0.3 million outstanding under this agreement, respectively.

Variable Interest Entity (GAFI) Term loan and Revolving loan

On July 10, 2017, GAFI entered into a Note Purchase Agreement (the “GAFI Note Purchase Agreement”) with Third Eye Capital (the “Noteholders”). See further discussion regarding GAFI in Note 5. Pursuant to the GAFI Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the GAFI Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (the “GAFI Term Loan”) and (ii) revolving advances not to exceed $10 million in the aggregate (the “GAFI Revolving Loan”). The interest rate per annum applicable to the GAFI Term Loan is equal to ten percent (10%). The interest rate per annum applicable to the GAFI Revolving Loans is the greater of Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12.00%). The applicable interest rate as of June 30, 2019 was 13.25%. The maturity date of the loans (“Maturity Date”) is July 10, 2019, provided that the Maturity Date may be extended at the option of GAFI for up to two additional one-year periods upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. On June 10, 2019, notice was given to renew the maturity date of GAFI notes to July 10, 2020 by following extension terms in the GAFI Note Purchase Agreement in exchange for a fee of $0.5 million. An initial advance under the GAFI Revolving Loan was made for $2.2 million as a prepayment of interest on the GAFI Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to the Noteholders.

On June 28, 2018, GAFI entered into Amendment No. 1 to the GAFI Term Loan with Third Eye Capital for an additional amount of $1.5 million with a fee of $75 thousand added to the loan from Third Eye Capital at a 10% interest rate. The fee of $75 thousand was recognized as expense on the Amendment date. Pursuant to Amendment No. 1, Aemetis, Inc. entered into a Stock Appreciation Rights Agreement to issue 1,050,000 Stock Appreciation Rights (SARs) to Third Eye Capital on August 23, 2018, with an exercise date of one year from the issuance date with a call option for the Company at $2.00 per share during the first 11 months of the agreement either to pay $2.1 million in cash or issue common stock worth of $2.1 million based on 30-day weighted average price of the stock on the call date, and a put option for Third Eye Capital at $1.00 per share during the 11th month of the agreement where the Company can redeem the SARs for $1.1 million in cash. In the event that none of the above options is exercised, the SARs will be automatically exercised one year from the issuance date based upon the 30-day weighted average stock price and paid in cash and cash equivalents. We used an outside valuation expert to value the SARs using the Monte Carlo method, and recorded the fair value of the SARs of $1.3 million as fees on Amendment No. 1 and will be amortized over the term of the loan according to ASC 470-50 Debt – Modification and Extinguishment. The Company also recorded a liability for the fair value of $1.3 million which is re-measured at every quarter end until the SARs are exercised. As of June 30, 2019, none of the options was exercised on SARs. On December 20, 2018, $1.6 million from Amendment No. 1 was paid.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On December 3, 2018, GAFI entered into Amendment No. 2 to the GAFI Term Loan with Third Eye Capital for an additional amount of up to $3.5 million from Third Eye Capital at a 10% interest rate. GAFI borrowed $1.8 million against this Amendment No. 2 with a $175 thousand fee added to the loan and $0.2 million was withheld from the $1.8 million for interest payments. $1.5 million is available to draw under GAFI Amendment No. 2 for the CO2 Project. Among other requirements, the Company is also required to make the following mandatory repayments of the CO2 Term Loan: (i) on a monthly basis, an amount equal to 75% of any payments received by the Company for CO2 produced by Linde LLC, (ii) an amount equal to 100% of each monthly payment received by the Company for land use by Linde for CO2 plant, (iii) on a monthly basis, an amount equal to the product of: $0.01 multiplied by the number of bushels of corn grain used in the ethanol production at the Keyes Plant. Based on the mandatory payments, an amount of $0.4 million is estimated to be paid in the next 12 months and is classified as current debt as of June 30, 2019. We evaluated the Amendment No. 2 to the GAFI Term Loan and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

As of June 30, 2019, GAFI had $16.5 million net of discounts issuance costs of $0.5 million outstanding on the Term Loan and $10.0 million on the Revolving Loan respectively.

Scheduled debt repayments for the Company’s loan obligations follow:

Twelve months ended June 30,	Debt Repayments
2020	$21,356
2021	159,346
2022	3,500
2023	2,548
2024	2,500
Total debt	189,250
Debt issuance costs	(2,126)
Total debt, net of debt issuance costs	$187,124

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

5.
Variable Interest Entity

GAFI was formed to acquire the partially completed Goodland ethanol plant in Goodland, Kansas. GAFI entered into the GAFI Note Purchase Agreement with Third Eye Capital to acquire the plant. GAFI, the Company and its subsidiary AAPK also entered into separate GAFI Intercompany Notes, pursuant to which GAFI may, from time to time, lend a portion of the proceeds of the GAFI Revolving Loan incurred under the GAFI Note Purchase Agreement to the Company. Aemetis, Inc. and AAPK (in such capacity, the “GAFI Guarantors”) also agreed to enter into a limited guaranty (the “GAFI Limited Guaranty”). Pursuant to the GAFI Limited Guaranty, the Guarantors agreed to guarantee the prompt payment and performance of all unpaid principal and interest on the GAFI Loans and all other obligations and liabilities of GAFI to the GAFI Noteholders in connection with the GAFI Note Purchase Agreement. The obligations of the GAFI Guarantors pursuant to the GAFI Limited Guaranty are secured by a first priority lien over all assets of the GAFI Guarantors pursuant to separate general security agreements entered into by each GAFI Guarantor. The aggregate obligations and liabilities of each GAFI Guarantor is limited to the sum of (i) the aggregate amount advanced by GAFI to such GAFI Guarantor under and in accordance with the GAFI Intercompany Notes and (ii) the obligation of the GAFI Guarantor pursuant to its indemnity and expense obligations under the GAFI Limited Guaranty prior to the date on which the option under the GAFI Option Agreement is exercised. Additionally, on July 10, 2017, the Company entered into the GAFI Option Agreement by and between GAFI and the sole shareholder of GAFI, pursuant to which the Company was granted an irrevocable option to purchase all, but not less than all, of the capital stock of GAFI for an aggregate purchase price equal to $0.01 per share for a total purchase price of $10.00 (such option, the “GAFI Option”). The GAFI Option provides for automatic triggering in the event of certain default circumstances. After the automatic exercise upon default, the GAFI Limited Guaranty no longer applies and the GAFI Guarantors are responsible for the outstanding balances of the GAFI Term Loan and the GAFI Revolving Loan. Additionally, Third Eye Capital was granted a warrant for the purchase of 250 shares, representing 20% of the outstanding shares of GAFI, for a period of 10 years at an exercise price of $0.01 per share. The sole shareholder of GAFI received 100,000 shares of common stock of the Company as consideration. On July 10, 2017, the Company issued the 100,000 shares and recognized $0.1 million of stock compensation expense during the year ended December 31, 2017.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The following are the Balance Sheets and Statements of Operations of GAFI:

	Goodland Advanced Fuels, Inc.
	Balance Sheets
	As of
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1	$17
Prepaid expenses	87	215
Other assets	-	103
Total current assets	88	335

Property, plant and equipment	15,408	15,408
Promissory note receivable from Aemetis	4,519	6,182

Total assets	$20,015	$21,925

Liabilities and stockholder deficit

Other accrued liabilities	$59	$44
Secured and revolving notes	26,628	26,621

Total liabilities	26,687	26,665

Accumulated deficit	(6,672)	(4,740)
Total liabilities and stockholder deficit	$20,015	$21,925

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	Goodland Advanced Fuels, Inc.
	Statements of Operations
	Three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Other Expenses
Selling, general and administrative expenses	$102	$134	$212	$232

Operating loss	(102)	(134)	(212)	(232)

Interest expense
Interest rate expense	756	689	1,504	1,367
Debt related fees and amortization expense	280	200	527	325
Other income	(144)	(166)	(311)	(330)

Net loss	$(994)	$(857)	$(1,932)	$(1,594)

As of June 30, 2019, the Company had outstanding balance of $4.5 million under the Intercompany Revolving Notes. In the consolidation process, these intercompany borrowings and interest thereon were eliminated.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

6. Biogas LLC – Series A Preferred Financing

On December 20, 2018, Aemetis Biogas LLC (the “ABGL”) entered into a Series A Preferred Unit Purchase Agreement (the “Preferred Unit Agreement”) by selling Series A preferred Units to Protair-X Americas, Inc. (the “Purchaser”), with Third Eye Capital acting as an agent for the purchaser (the “Agent”). ABGL plans to construct and collect biogas from dairies located near the Keyes Plant (the “CO2 Project”). Biogas is a blend of methane along with CO2 and other impurities that can be captured from dairies, landfills and other sources.  After a gas cleanup and compression process, biogas can be converted into bio-methane, which is a direct replacement of petroleum natural gas and can be transported in existing natural gas pipelines.

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

The Preferred Unit Agreement includes (i) preference payments of $0.50 per unit on the outstanding Series A Preferred Units commencing on the second anniversary, (ii) conversion rights for up to 1,200,000 common units or up to maximum number of 5,000,000 common units (also at a one Series A Preferred Unit to one Common Unit basis) if certain triggering events occur, (iv) one Board seat of the three available to be elected by Preferred Unit holders, (iii) mandatory redemption value at $15 per unit payable at an amount equal to 75% of free cash flow generated by ABGL, up to $90 million in the aggregate (if all units are issued), (iv) full redemption of the units on the sixth anniversary, (v) minimum cash flow requirements from each digester, and (vi) $0.9 million paid as fees to the Agent from the proceeds.

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increased from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis.

Pursuant to signing the agreement with the Purchaser, the ABGL issued 1,660,000 Series A Preferred Units for an amount of $8.3 million in first tranche of investment. ABGL paid $6.0 million of this amount to Aemetis, Inc. in the form of management fees for managing and executing the Project. We assessed the above terms and concluded that the minority shareholders lacks substantive participating rights, principally based on the ownership percentage, manager representation, and expertise in the industry. Therefore, ABGL is controlled by Aemetis, Inc. and accordingly consolidated into the Company. The Series A Preferred Units are recorded as mandatorily redeemable and treated as a liability as the conversion option was deemed to be non-substantive. The Company is accreting up to the redemption value of $24.9 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of June 30, 2019 and December 31, 2018 based on the evaluation of the other conditions included in the agreement.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On June 21, 2019, ABGL issued 50,000 Series A Preferred Units for incremental proceeds of $250 thousand as part of the first tranche of the Series A Preferred Unit Agreement. Consistent with the first issuance, the units are treated as a liability as the conversion option was deemed to be non-substantive. The redemption value of these additional units of $750 thousand is accreted over the estimated future cash flow periods of six years from the original anniversary date using the effective interest method.

As of June 30, 2019 and December 31, 2018, the Company recorded $8.2 million and $7.0 million outstanding under this agreement.

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

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the practical expedient pertaining to land easements. We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations as we incur the expenses.
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

The components of lease expense and sublease income was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019

Operating lease expense	$143	$324
Short term lease expense	12	53
Variable lease expense	17	49
Sub lease income	(51)	(68)

Total lease cost	$121	$358

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Supplemental non-cash flow information related to right-of-use asset and lease liabilities was as follows for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Accretion of the lease liability	$36	$76

Amortization of right-of-use assets	$146	$287

Weighted Average Remaining Lease Term Operating Leases	1.8 years
Weighted Average Discount Rate Operating Leases	14.7%

Maturities of operating lease liabilities were as follows:

Twelve months ended June 30,	Operating leases

2020	$701
2021	228
2022	141
Total lease payments	$1,070

Less imputed interest	(126)

Total operating lease liability	$944

8. Stock-Based Compensation

Plan Stock Options

2019 Plan

On April 29, 2019, the Aemetis 2019 Stock Plan (the “2019 Stock Plan”) was approved by stockholders of the Company. This plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Administrator may determine in its discretion. The 2019 Stock Plan’s term is 10 years and supersedes all prior plans. The 2019 Stock Plan authorized the issuance of 200,000 shares of common stock for the 2019 calendar year, in addition to permitting transferring and granting any available and unissued or expired options under the Amended and Restated 2007 Stock Plan in an amount equal to 177,246 options.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On June, 6, 2019, 374,000 option grants were issued to employees and directors under the 2019 Stock Plan. These options expire ten years from the date of grant. Employee grants have a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment. Option grants for directors had immediate vesting with 10-year term expiration.

With the approval of the 2019 Stock Plan, the Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (the “Terminated Stock Plans” and together with the 2019 Stock Plan, the “Company Stock Plans”) are terminated for granting any options under either plan. However, any options granted before approval will remain outstanding and can be exercised, and any expired options will be available to grant under the 2019 Stock Plan.

On January 8, 2019, 707,000 stock option grants were issued for employees and directors under the Amended and Restated 2007 Stock Plan. On February 21, 2019, 10,000 stock option grants were issued to a consultant by the Company.

As of June 30, 2019, 3.8 million options are outstanding under the Company Stock Plans.

Inducement Equity Plan Options

In March 2016, the Board of Directors of the Company (the “Board”) approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory stock options to purchase common stock.

On June 6, 2019, 25,000 option grants were made under the Inducement Equity Plan to employees. As of June 30, 2019, 25,000 options were outstanding.

Common Stock Reserved for Issuance

The following is a summary of options granted under the Company Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2018	149	2,889	$1.80
Authorized	855	-	-
Granted	(1,116)	1,116	0.78
Forfeited/expired	190	(190)	3.11

Balance as of June 30, 2019	78	3,815	$1.50

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

As of June 30, 2019, there were 2.4 million options vested under all the Company Stock Plans.

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

For the three months ended June 30, 2019 and 2018, the Company recorded stock compensation expense in the amount of $196 thousand and $317 thousand, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded stock compensation expense in the amount of $486 thousand and $581 thousand, respectively.

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

During the three months ended June 30, 2019 and 2018, 399,000 and 423,000 options were granted respectively. The weighted average fair value calculations for options granted during the three months ended June 30, 2019 and 2018 are based on the following assumptions:

	For the three months ended June 30,
Description	2019	2018
Dividend-yield	0%	0%
Risk-free interest rate	2.00%	3.04%
Expected volatility	88.58%	85.6%
Expected life (years)	6.81	6.48
Market value per share on grant date	$0.92	$1.71
Fair value per share on grant date	$0.71	$1.28

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

As of June 30, 2019, the Company had $1.0 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.1 years weighted average remaining term.

The Company entered into a Stock Appreciation Rights Agreement to issue 1,050,000 Stock Appreciation Rights (SARs) to Third Eye Capital on August 23, 2018 as part of Amendment No. 1 to the GAFI Note Purchase Agreement with an exercise date of one year from the issuance date. The SARs Agreement contains a call option for the Company at $2.00 per share during the first 11 months of the agreement either pay $2.1 million in cash or issue common stock worth of $2.1 million based on 30-day weighted average price of the stock on the call date, and a put option for the Third Eye Capital at $1.00 per share during the 11th month of the agreement where Third Eye Capital can redeem the SARs for $1.1 million in cash and cash equivalents. If none of the above options is exercised, SARs are automatically exercised and paid for in cash and cash equivalents one year from the date of the issuance date based upon the 30-day weighted average price of the Company’s stock price. We used an outside valuation expert to value the SARs using the Monte Carlo method. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, such assumptions include the following: stock price on the measurement date, the volatility of our common stock for the period remaining, and a risk-free interest rate for the period remaining. Based on the valuation of issuance date, we recorded a fair value of the SARs of $1.28 million as fees on Amendment No. 1 to the GAFI Term Loan and these fees are amortized over the term of the loan according to ASC 470-50 Debt – Modification and Extinguishment. The Company also recorded a liability for the fair value of $1.28 million in other liabilities which will be re-measured at every quarter end using the Monte Carlo valuation method until the SARs are exercised.

The SARs were measured at June 30, 2019 and December 31, 2018 using the following assumptions:

Description	June 30, 2019	December 31, 2018

Risk-free interest rate	2.20%	2.60%
Expected volatility	101%	125%
Market value per share	$0.85	$0.61
Fair value per share on grant date	$1.14	$1.08

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The Company considers the stock appreciation rights to be level 3 of the fair value hierarchy based upon the applicable guidance.

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs from December 31, 2018 to June 30, 2019:

SARs Liability Balance

Balance as of December 31, 2018	$1,132
Related change in fair value	35
Balance as of March 31, 2019	$1,167
Related change in fair value	25
Balance as of June 30, 2019	$1,192

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The J.D. Heiskell sales activity associated with the Corn Procurement and Working Capital Agreement for the three and six months ended June 30, 2019 and 2018 are as follows:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2019	2018	2019	2018
Ethanol sales	$29,808	$30,129	$56,997	$58,341
Wet distiller's grains sales	8,733	8,499	17,336	16,327
Corn oil sales	852	893	1,652	1,816
Corn purchases	30,719	28,760	59,980	56,505
Accounts receivable	1,238	852	1,238	852
Accounts payable	3,118	2,241	3,118	2,241

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2019 and the Wet Distillers Grains Marketing Agreement matures on December 31, 2019 with automatic one-year renewals thereafter. For the three months ended June 30, 2019 and 2018, the Company expensed marketing costs of $0.7 million for each period under the terms of both the Ethanol and the Wet Distiller’s Grains Marketing agreements. For the six months ended June 30, 2019 and 2018, the Company expensed marketing costs of $1.3 million and $1.4 million, respectively.

As of June 30, 2019, the Company has forward sales commitments for approximately 91,000 tons of WDG. These committed sales will be expected through September 2019.

Unrealized gains and losses on forward contracts and commitments, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements, but are subject to a lower of cost or market assessment.

10.
Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Keyes Plant in Keyes, the cellulosic ethanol facility in Riverbank, the cluster of biogas digesters on dairies near the Keyes Plant, the Goodland Plant in Kansas, and the research and development facility in Minnesota.

The “India” operating segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing plant (“Kakinada Plant”), the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Summarized financial information by reportable segment for the three and six months ended June 30, 2019 and 2018 follows:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$39,486	$11,133	$50,619	$39,628	$5,400	$45,028
Cost of goods sold	38,483	8,863	47,346	37,079	5,181	42,260

Gross profit	1,003	2,270	3,273	2,549	219	2,768

Other Expenses
Research and development expenses	90	-	90	55	-	55
Selling, general and administrative expenses	3,190	755	3,945	3,420	169	3,589
Interest expense	6,470	116	6,586	5,199	152	5,351
Accretion of Series A preferred units	471	-	471	-	-	-
Loss contingency on litigation	6,200	-	6,200	-	-	-
Other income	(74)	(15)	(89)	(2)	(3)	(5)

Income (loss) before income taxes	$(15,344)	$1,414	$(13,930)	$(6,123)	$(99)	$(6,222)

Capital expenditures	$234	$206	$440	$567	$208	$775
Depreciation	947	149	1,096	992	157	1,149

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

	For the six months ended June 30, 2019			For the six months ended June 30, 2018
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$76,122	$16,385	$92,507	$76,804	$11,242	$88,046
Cost of goods sold	75,450	14,135	89,585	73,061	10,351	83,412

Gross profit	672	2,250	2,922	3,743	891	4,634

Other Expenses
Research and development expenses	123	-	123	117	-	117
Selling, general and administrative expenses	7,256	930	8,186	6,935	461	7,396
Interest expense	12,512	283	12,795	14,083	296	14,379
Accretion of Series A preferred units	920	-	920	-	-	-
Loss contingency on litigation	6,200	-	6,200	-	-	-
Other expense (income)	37	(749)	(712)	43	20	63

Income (loss) before income taxes	$(26,376)	1,786	(24,590)	$(17,435)	114	(17,321)

Capital expenditures	$585	$453	$1,038	$1,057	$714	$1,771
Depreciation	1,941	293	2,234	1,984	315	2,299

North America: During the three and six months ended June 30, 2019, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 99.8% and 99.9% of the Company’s North America segment revenues for the three and six months ended June 30, 2019, respectively.

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

India. During the three months ended June 30, 2019, three biodiesel customers accounted for 29%, 24% and 20% of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10%, compared to two biodiesel customers accounting for 46% and 10% of the Company’s consolidated India segment revenues and one refined glycerin customer accounting for 11% of such revenues during the three months ended June 30, 2018.

During the six months ended June 30, 2019, three biodiesel customers accounted for 35%, 16% and 13% of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10% of such revenues, compared to two biodiesel customers accounting for 54% and 11% of the Company’s consolidated India segment revenues and none of the refined glycerin customers accounting for more than 10% of such revenues during the six months ended June 30, 2018.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Total assets by segment consist of the following:

	As of
	June 30,	December 31,
	2019	2018

North America	$77,408	$78,149
India	14,927	13,672
Total Assets	$92,335	$91,821

11.
Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”),, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of June 30, 2019 and December 31, 2018. For the three months ended June 30, 2019 and 2018, the Company expensed $8 thousand and $10 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. For the six months ended June 30, 2019 and 2018, the Company expensed $21 thousand and $24 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of June 30, 2019, $0.1 million remained as a prepaid expense.

As consideration for the reaffirmation of guaranties required by Amendment No. 13 and 14 to the Note Purchase Agreement which the Company entered into with Third Eye Capital on March 1, 2017 and March 27, 2018 respectively, the Company also agreed to pay $0.2 million for each year in consideration to McAfee Capital in exchange for their willingness to provide the guaranties. The balance of $362 thousand and $400 thousand for guaranty fee remained as an accrued liability as of June 30, 2019 and December 31, 2018 respectively.

The Company owes various members of Board amounts totaling $1.2 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended June 30, 2019 and 2018, the Company expensed $97 thousand and $88 thousand respectively, in connection with board compensation fees. For the six months ended June 30, 2019 and 2018, the Company expensed $198 thousand and $177 thousand respectively, in connection with board compensation fees.

12.
Subsequent Events

Subordinated Debt Refinancing

On July 1, 2019, the Subordinated Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2019; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new Note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. Accounting for the July 1, 2019 amendments and the refinancing terms of the Subordinated Notes will be evaluated in accordance with ASC 470-50 Debt – Modification and Extinguishment.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

EdenIQ Litigation

The Company has pending litigation with EdenIQ, Inc. (“EdenIQ”) related to wrongful termination of a merger agreement, filed in Santa Clara County Superior Court. The Company and EdenIQ filed motions for attorney’s fees and costs. On July 24, 2019, the court granted $6.2 million of attorney’s fees and costs to EdenIQ. The Company has assessed this matter in accordance with ASC 855 as subsequent event type 1. As a result, a $6.2 million loss on contingency has been recorded within the Company’s consolidated financial statements as of June 30, 2019.

13.  Management’s Plan

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
●
Raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed technology from LanzaTech and InEnTec Technology to generate federal and state carbon credits available for ultra-low carbon fuels by reliance on the approval of a $125 million U.S. Department of Agriculture loan guarantee.
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
Management believes that through the above actions, the Company will have the ability to generate capital liquidity to carry out the business plan for the next 12 months.

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
●
Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018.
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

We also lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech Technology (“LanzaTech”) and InEnTec Technology (“InEnTec”) to build a cellulosic ethanol production facility (the “Riverbank Cellulosic Ethanol Facility”) capable of converting local California surplus biomass – principally agricultural waste – into ultra-low carbon renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers (RINs) and California’s Low Carbon Fuel Standard (“LCFS”) credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States Environmental Protection Agency (the “EPA”).

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a facility by Linde LLC industrial gas company to sell CO2 produced at the Keyes Plant, which will add incremental income for the North America segment.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane digesters at local dairies near the Keyes Plant, many of whom are already customers of the distillers’ grain produced by the Keyes Plant. The digesters are connected by a pipeline to a gas cleanup and compression facility to produce Renewable Natural Gas (RNG). ABGL currently has 13 signed participation agreements and three fully executed leases with nearby dairies at the Keyes Plant in order to capture their volatile methane, which would otherwise be released into the atmosphere, primarily from their wastewater lagoons. We plan to capture biogas from multiple dairies and pipe the gas to a centralized location at our Keyes Plant where we will clean the biogas into bio-methane. The bio-methane can be used in our Keyes Plant to displace petroleum natural gas, or can be sold at retail to trucking companies or injected into the utility natural gas pipeline to be utilized in the transportation sector to displace diesel in trucks. The environmental benefits of the Aemetis Biogas project are potentially significant because dairy biogas has a negative carbon intensity under the California LCFS and conversion into bio-methane for displacement of diesel in trucks is a valuable use of biogas.  The biogas produced by ABGL will also receive D3 RINS under the federal Renewable Fuel Standard (“RFS”) which have a higher value than the current D6 RINS we receive in the traditional ethanol market.

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

In May 2019, our ethanol production was approved for a lower Carbon Intensity (“CI”) score and was awarded additional LCFS credits for the ethanol produced from January 1, 2019 to May 21, 2019. These credits have a market value and can be sold in the open market. We recorded a contract liability of $0.6 million as of June 30, 2019, in connection with a contract with a customer to sell LCFS credits which we earned from lowering the CI score on ethanol produced from January 1, 2019 to March 31, 2019. However, the credits were not transferred to the customer until July 2, 2019 while we received cash in advance.

India

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, retail fuel stations customers, mining customers and tender offers placed by India government oil companies for bulk purchases of fuels. The India government imposed restrictions on imports of biodiesel mixtures, which will positively impact local sales of biodiesel. In addition, this opened doors to supply biodiesel for manufacturing purposes and infrastructure companies which developed interest in our product.

 In 2019, under the Indian government mandate of mixing biodiesel with diesel, the Kakinada Plant won the tender to supply biodiesel to Government Oil Marketing Companies (“OMCs”) such as Hindustan Petroleum, Bharat Petroleum, and Indian Oil Corporation. Under this agreement, we began supplying biodiesel in May 2019. These tenders open annually in December for bidding and are awarded for the following year based on competitiveness of price and quality of the biodiesel supplied. We believe the deployment of these strategies will allow for revenue growth through 2019.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended June 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$39,486	$39,628	$(142)	-0.4%
India	11,133	5,400	5,733	106%

Total	$50,619	$45,028	$5,591	12%

North America. The slight decrease in revenues during the three months ended June 30, 2019 was due to a 1% decrease in gallons of ethanol sold to 16.2 million gallons, compared to 16.4 million gallons during the three months ended June 30, 2018. There was no change in the average price of ethanol sold of $1.84 per gallon during the three months ended June 30, 2019 and 2018. The decrease in ethanol volumes is offset by the average sales price of WDG increasing by 1% to $81.71 during the three months ended June 30, 2019 compared to $80.65 during the three months ended June 30, 2018 while the sales volume of WDG also increased slightly by 2% to 107 thousand tons from 105 thousand tons during the three months ended June 30, 2018. For the three months ended June 30, 2019, we generated 75% of our revenues from sales of ethanol, 22% from sales of WDG, and 3% from sales of corn oil and CDS compared to 76% of our revenues from sales of ethanol, 21% from sales of WDG, and 3% from sales of corn oil and CDS for the three months ended June 30, 2018. During the three months ended June 30, 2019, plant production averaged 118% of the 55 million gallon per year nameplate capacity compared to 119% during the three months ended June 30, 2018.

India.   For the three months ended June 30, 2019, we generated 97% of our sales from biodiesel and 3% of our sales from refined glycerin compared to 71% of our sales from biodiesel and 29% of our sales from refined glycerin for the three months ended June 30, 2018. The increase in revenues for the three months ended June 30, 2019 was due to an increase in the volumes of biodiesel by 203% to 12,960 metric tons compared to the 4,282 metric tons during the three months ended June 30, 2018. The increase in volumes was due to obtaining and supplying OMC tender contracts in addition to the retail, mining, and bulk customers during the three months ended June 30, 2019. The average price of biodiesel decreased by 7% to $833 per metric ton during the three months ended June 30, 2019 compared to $897 per metric during the three months ended June 30, 2018. In addition, the refined glycerin volumes decreased by 60% to 601 metric tons during the three months ended June 30, 2019 compared to 1,518 metric tons during the three months ended June 30, 2018 while the average price also decreased by 45% to $560 per metric ton during the three months ended June 30, 2019 compared to $1,027 per metric ton in the same period in 2018.

Cost of Goods Sold

Three Months Ended June 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$38,483	$37,079	$1,404	4%
India	8,863	5,181	3,682	71%

Total	$47,346	$42,260	$5,086	12%

North America. We ground 5.7 million bushels of corn during the three months ended June 30, 2019 and 2018. Our cost of feedstock per bushel increased by 7% to an average of $5.37 per bushel during the three months ended June 30, 2019 compared to $5.02 per bushel during the three months ended June 30, 2018. In addition, the increase in cost of goods sold was due to an increase in the average price of natural gas per therm by 7%, and electricity costs by 23%, offset by a decrease in chemicals, other variable and operating costs.

India. The increase in cost of goods sold was attributable to the increase in revenues from biodiesel. The volume of biodiesel feedstock we consumed increased by 196% to 10,919 metric tons compared to 3,689 metric tons in the same period last year. The average price of biodiesel feedstock decreased by 16% to $629 per metric ton during the three months ended June 30, 2019 compared to $746 per metric ton during the three months ended June 30, 2018. In addition, the volume of refined glycerin we consumed decreased by 61% to 541 metric tons during the three months ended June 30, 2019 compared to 1,392 metric tons in the same period in 2018 while the average price also decreased by 31% to $643 per metric ton compared to $927 per metric ton during the three months ended June 30, 2018.

Gross Profit

Three Months Ended June 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$1,003	$2,549	$(1,546)	-61%
India	2,270	219	2,051	937%

Total	$3,273	$2,768	$505	18%

North America. Gross profit decreased by 61% due to increases in the average cost of corn per bushel by 7%, natural gas by 7%, and electricity costs by 23% while ethanol gallons sold decreased by 1% during the three months ended June 30, 2019 compared to the same period in 2018.

India. Gross profit increased by 937% due to increased volume of sales for all products by 134% to 13,561 metric tons, while the average price of feedstock ground for all products decreased by 21% to $630 per metric ton during the three months ended June 30, 2019 compared to the same period in 2018. The gross profit increase was partially offset by a decrease in the average selling price for all products by 12% to $821 during the three months ended June 30, 2019 compared to $931 in the same period in 2018.

Operating Expenses

R&D

Three Months Ended June 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$90	$55	$35	63%
India	-	-	-	-

Total	$90	$55	$35	63%

R&D expenses increased during the three months ended June 30, 2019 due to increases in professional fees of $52 thousand and lab supplies and utilities of $10 thousand, offset by a decrease in depreciation and other expenses by $27 thousand.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended June 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$3,190	$3,420	$(230)	-7%
India	755	169	586	347%

Total	$3,945	$3,589	$356	10%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to product sales, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue during the three months ended June 30, 2019 decreased to 8% from 9% during the three months ended June 30, 2018. SG&A expenses during the three months ended June 30, 2019 decreased by 7% compared to the three months ended June 30, 2018. The decrease was due to a decrease in professional fees of $86 thousand, travel and supplies of $57 thousand, salaries of $99 thousand, and other expenses of $189 thousand due to grant receipts charged against these expenses, offset by an increase in rent, insurance and penalties of $202 thousand during the three months ended June 30, 2019.

India. SG&A expenses as a percentage of revenue during the three months ended June 30, 2019 increased to 7% from 3% compared to the corresponding period in 2018. The 347% increase in SG&A expenses during the three months ended June 30, 2019 compared to the same period of 2018 was due to increase in operating results which in turn increased the operation support charges of $466 thousand, salaries and supplies of $52 thousand, utilities and professional fees of $55 thousand, and other expenses of $13 thousand during the three months ended June 30, 2019.

Other Income and Expense

Three Months Ended June 30 (in thousands)

Other (income)/expense
	2019	2018	Inc/(dec)	% change
North America
Interest rate expense	$5,074	$4,280	$794	19%
Debt related fees and amortization expense	1,396	919	$477	52%
Accretion of Series A preferred units	471	-	$471	100%
Loss contingency on litigation	6,200	-	$6,200	100%
Other income	(74)	(2)	$76	3800%

India
Interest rate expense	116	152	$(36)	-24%
Other income	(15)	(3)	$12	400%

Total	$13,168	$5,346	$7,822	146%

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

North America. Interest expense was higher during the three months ended June 30, 2019 due to higher debt balances. The increase in amortization expense was due to debt issuance costs present during the prior period becoming amortized as of June 30, 2019. According to accounting treatment for Series A Preferred Unit financing, we accrete the change in the redemption value over the estimated redemption period of six years. We recorded the accretion of $0.5 million during the three months ended June 30, 2019. Based on the judgment given in the EdenIQ litigation, we recorded a $6.2 million in loss on contingency during the three months ended June 30, 2019. The increase in other income during the three months ended June 30, 2019 was due to the receipt of $30 thousand of income for land usage in the CO2 Project, $51 thousand in income from sub lease of the Cupertino office, $16 thousand in recognition of excess penalties reversed, and offset by $25 thousand in other expense for change in fair value of SARs.

India. Interest expense decreased as a result of more payments of principal and interest than draws on two working capital loans during the three months ended June 30, 2019. The increase in other income was caused primarily by an increase in other income from insurance and deposits of $18 thousand offset by recognition of other expense of $3 thousand.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Six Months Ended June 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$76,122	$76,804	$(682)	-1%
India	16,385	11,242	5,143	46%

Total	$92,507	$88,046	$4,461	5%

North America.  For the six months ended June 30, 2019, we generated 75% of our revenue from sales of ethanol, 23% from sales of WDG, and 2% from sales of corn oil and CDS.  During the six months ended June 30, 2019, plant production averaged 118% of the 55 million gallon per year nameplate capacity. The slight decrease in revenues for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to a decrease in the average ethanol price of 2% to $1.76 while the ethanol sales volume stayed consistent at 32.4 million gallons compared with the same period in 2018. The average price of WDG increased by 3% to $81 per ton while WDG sales volume increased by 3% to 214 thousand tons in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

India. For the six months ended June 30, 2019, we generated 92% of our sales from biodiesel and 8% of our sales from refined glycerin compared to 74% of our sales from biodiesel and 26% of our sales from refined glycerin during the six months ended June 30, 2018. The increase in revenues for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to a 99% increase in the sales volume of biodiesel to 18,242 metric tons. The increase in biodiesel volumes was due to obtaining and supplying under the OMCs tender contract in addition to sales to our regular retail, mining, and bulk customers. The average sales price of biodiesel decreased by 9% to $830 per metric ton during the three months ended June 30, 2019 compared to $910 per metric ton in the same period in 2018. The sales volume of refined glycerin decreased by 26% to 1,997 metric tons while the average price of glycerin also decreased by 42% to $618 per metric ton in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Cost of Goods Sold

Six Months Ended June 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$75,450	$73,061	$2,389	3%
India	14,135	10,351	3,784	37%

Total	$89,585	$83,412	$6,173	7%

North America.   We ground 11.3 million bushels of corn and milo during the six months ended June 30, 2019 and 2018. Our average cost of corn per bushel increased by 6% to $5.29 per bushel in the six months ended June 30, 2019 compared to the same period in 2018. The increase in cost of goods sold during the six months ended June 30, 2019 compared to June 30, 2018 reflects the increase in average price of corn per bushel by 6%, average price of natural gas per therm by 9%, and electricity costs by 17%, offset by a decrease in chemicals, other variable and operating costs.

India.   The increase in cost of goods sold during the six months ended June 30, 2019 compared to June 30, 2018 was attributable to an increase in the volume of biodiesel feedstock we ground by 101% to 15,562 metric tons compared to 7,734 metric tons during the six months ended June 30, 2018 partially offset by a decrease in the average price of biodiesel feedstock by 13% to $648 compared to $748 in the same period in 2018. In addition, the volume of refined glycerin feedstock we ground decreased by 30% to 1,681 metric tons and the average price of the refined glycerin feedstock decreased by 17% to $768 per metric ton in the six months ended June 30, 2019 compared to the same period in 2018.

Gross Profit

Six Months Ended June 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$672	$3,743	$(3,071)	-82%
India	2,250	891	1,359	153%

Total	$2,922	$4,634	$(1,712)	-37%

North America. Gross profit for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 decreased due to a decrease in the average price of ethanol sold of 2% and increase in the average price of feedstock of 6% offset by increase in the average price of WDG by 3%. In addition, the ethanol volumes sold and corn ground volumes stayed consistent, offset by WDG sales volume increasing by only 3% during the three months ended June 30, 2019 compared to the same period in 2018.

India. The increase in gross profit was attributable to an increase in the sales volume of biodiesel of 99% to 18,242 metric tons coupled with a decrease in the average price of biodiesel feedstock by 13% to $648 per metric ton.

Operating Expenses

R&D
Six Months Ended June 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$123	$117	$6	5%
India	-	-	-	-

Total	$123	$117	$6	5%

R&D expenses increased in the six months ended June 30, 2019 due to increases in supplies and lease expense of $33 thousand, professional fees of $46 thousand, offset by decrease in utilities of $12 thousand and decrease in amortization of intangibles and other expenses of $61 thousand.

Selling, General and Administrative Expenses (SG&A)

Six Months Ended June 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$7,256	$6,935	$321	5%
India	930	461	469	102%

Total	$8,186	$7,396	$790	11%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the six months ended June 30, 2019 increased to 10% from 9% in the six months ended June 30, 2018. SG&A expenses during the six months ended June 30, 2019 increased by 5% compared to the six months ended June 30, 2018. The increase in SG&A expenses was primarily due to an increase in insurance, rent, and penalties of $283 thousand, professional fees of $584 thousand, offset by decreases in salaries, supplies, and travel of $138 thousand and $408 thousand of grant receipts charges against these expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

India.   SG&A expenses as a percentage of revenue in the six months ended June 30, 2019 increased to 6% as compared to 4% in the corresponding period of 2018. The increase was due to increase in operating results which in turn increased operational support charges of $329 thousand, salaries and supplies of $97 thousand, utilities and professional fees of $31 thousand, and other expenses of $12 thousand during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Other Income and Expense

Six Months Ended June 30 (in thousands)

Other (income)/expense
	2019	2018	Inc/(dec)	% change
North America
Interest rate expense	$9,893	$8,407	$1,486	18%
Debt related fees and amortization expense	2,619	5,676	(3,057)	-54%
Accretion of Series A preferred units	920	-	920	100%
Loss contingency on litigation	6,200	-	6,200	100%
Other income	37	43	(6)	-14%

India
Interest rate expense	283	296	(13)	-4%
Other income	(749)	20	769	3845%

Total	$19,203	$14,442	$6,299	44%

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

North America. Interest expense was higher during the six months ended June 30, 2019 due to an increase in principal and interest on our Senior Notes and Subordinated Notes. The decrease in amortization expense in the six months ended June 30, 2019 was mainly due to absence of immediate expense of fees compared to immediate expense of redemption fees of $3.1 million and $0.5 million waiver fees on Amendment No. 14 in the three months ended March 31, 2018 due to troubled debt restructuring. According to accounting treatment for Series A Preferred Unit financing, we have to accrete the change in the redemption value over the estimated redemption period of six years. We recorded the accretion of $0.9 million for the six months ended June 30, 2019. In addition, based on the judgment given in the EdenIQ litigation, we recorded a $6.2 million in loss on contingency during the three months ended June 30, 2019. The slight decrease in other expense in the six months ended June 30, 2019 was due to fully amortized guarantee fees of $125 thousand and $60 thousand recognized as change in fair value of SARs offset by increase in $70 thousand in sub rental income of the Cupertino office, recognition of $18 thousand income on excess penalties reversal, and $60 thousand of income for land usage in the CO2 Project.

India. Interest expense decreased slightly as a result of more payments than draws on two working capital loans in the six months ended June 30, 2019. The increase in other income of $0.7 million was caused primarily by release of long-standing accounts payable and interest on these payables as matters closed legally.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.4 million at June 30, 2019, of which $0.3 million was held in our Indian subsidiary and $0.1 million was held in North America segment. Our current ratio at June 30, 2019 was 0.18 compared to a current ratio of 0.24 at December 31, 2018. We expect that our future available capital resources will consist primarily of cash generated from operations, Liquidity Reserve Notes, EB-5 program borrowings, senior debt, subordinated debt and any additional funds raised through sales of preferred units.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$350	$1,188
Current assets (including cash, cash equivalents, and deposits)	10,227	10,311
Current and long term liabilities (excluding all debt)	44,722	32,286
Current & long term debt	187,124	175,117

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of June 30, 2019, the EB-5 escrow account is holding funds in the amount of $0.5 million from one investor pending approval by the USCIS. The balance of $0.5 million is expected to be released from the escrow account in 2019.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. As of June 30, 2019, the EB-5 escrow funding of $2.5 million was released to the Company. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

Management believes that through the following actions, the Company will have the ability to generate capital liquidity to carry out the business plan for next 12 months:

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
●
Raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed technology from LanzaTech and InEnTec Technology to generate federal and state carbon credits available for ultra-low carbon fuels by reliance on the approval of a $125 million U.S. Department of Agriculture loan guarantee.
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

At June 30, 2019, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $98.0 million, not including the promissory note and GAFI Loans. The current maturity date for the Third Eye Capital Notes is April 1, 2020; provided, however, that pursuant to Amendment No. 14, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2021 upon notice and payment of a 5% extension fee which can be paid as low cost debt is available or can be added to debt as senior debt gets reduced by low cost debt. In addition, we borrowed $2.1 million on promissory note with Third Eye Capital on Feb 27, 2019 and the outstanding balance was $2.2 million as of June 30, 2019. We intend to repay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes, a senior debt refinancing and/or equity financing.

At June 30, 2019, GAFI’s outstanding balance of principal, interest and fees, net of discounts, on all GAFI Loans equaled $26.6 million. The current maturity date for the GAFI Loans is July 10, 2020 with option to extend the maturity to July 10, 2021. GAFI intends to repay the GAFI Loans through proceeds from the issuance of a GAFI EB-5 offering. Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities in the past as described in further detail in “Part I, Item 1. Financial Statements – Note 4. Debt.”  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

As of June 30, 2019, the Company has $8.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes until April 1, 2020.

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

Change in Working Capital and Cash Flows

The below table describes the changes in current and long term debt during the six months ended June 30, 2019:

	Change in total debt	$ 12,007
Increases to debt:
Accrued interest	10,127
Amendment No. 15 wavier fee added to redemption fee	1,000
Feb 2019 Promissory note including $0.1 million withheld as fees by TEC	2,132
Sub debt extension fees	340
India working capital draws and changes due to foreign currency	12,673
GAFI Amendment No. 2 draw	24
EB-5 Phase 2 two investor investment received	1,000
Change in debt issuance costs, net of amortization	1,121
	Total increases to debt	$ 28,417

Decreases to debt:
Principal and interest payments to senior lender	(89)
Interest payments to EB-5 investors	(97)
Principal, fees and interest payments on working capital loans in India	(14,175)
GAFI interest, fee and principal payments	(2,049)
	Total decreases to debt	$ (16,410)

Working capital changes resulted in (i) a $2.7 million increase in accounts receivable due to increase in sales by India operations which caused the receivable balance in India to increase by $1.9 million and the $0.8 million increase in North America entities was due to no cash collection during the weekend as the quarter end fell on a weekend, (ii) a $2.0 million decrease in inventories was mainly due to conversion of $2.2 million of raw material in India operations offset by slight increases in other types of inventories, (iii) a $0.4 million decrease in prepaid expenses and other assets mainly due to recognition of $0.1 million McAfee guarantee fees expensed and $0.5 million in insurance prepaid and other prepaid recognized in North America entities, and (iv) a $0.4 million increase in other assets consisting of a $0.4 million decrease in North America entities offset by a $0.8 million increase in India operations mainly due to bank guarantee deposits set aside for OMC contracts.

Net cash used in by operating activities during the six months ended June 30, 2019 was $1.2 million, consisting of non-cash charges of $6.3 million, net changes in operating assets and liabilities of $17.0 million and net loss of $24.6 million. The non-cash charges consisted of: (i) $2.6 million in debt related fees and amortization and patents amortization, (ii) $2.2 million in depreciation expenses and (iii) $0.5 million in stock-based compensation expense. Net changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $2.7 million offset by: (i) a $2.0 million decrease in inventories, (ii) a $0.4 million decrease in prepaid expenses (iii) a $2.7 million increase in accounts payable, (iv) a $0.6 million decrease in other assets, (v) a $5.8 million increase in other liabilities, and (vi) a $8.3 million increase in accrued interest.

Cash used by investing activities consisted of capital expenditures of $0.6 million from U.S. operations and $0.4 million from our India operations.

Cash provided by financing activities was $1.4 million, consisting primarily of $0.3 million received from the Series A Preferred Unit issuance, $2.0 million received from Third Eye Capital promissory note, $1.0 million received from EB-5 investments, and $12.7 million from working capital partners in India for their operations, partially offset by payments of $13.9 million in principal to working capital partners in India for their operations. GAFI had a $24 thousand of borrowings and $0.7 million in payments including maturity renewal fee of $0.5 million on GAFI notes.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting

A new control and procedures around the new control were designed and implemented to address the material weakness identified as of December 31, 2018. Other than the new control design, there were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

Item 1.
Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendant EdenIQ, Inc. (“EdenIQ”).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity that would be primarily owned by Aemetis.  The lawsuit asserted that EdenIQ had fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology that the Company would not have done but for the Company’s belief that the merger would occur.  The relief sought included EdenIQ’s specific performance of the merger, monetary damages, as well as punitive damages, attorneys’ fees, and costs.   In response to the lawsuit, EdenIQ filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s use of EdenIQ’s name and trademark in association with publicity surrounding the merger.  Further, EdenIQ named Third Eye Capital Corporation (“TEC”) as a defendant in a second amended cross-complaint alleging that TEC had failed to disclose that its financial commitment to fund the merger included terms that were not disclosed. Finally, EdenIQ claimed that TEC and the Company concealed material information surrounding the financing of the merger.  By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs. In November 2018, the claims asserted by the Company were dismissed on summary judgment and the Company filed a motion to amend its claims, which remains pending. In December 2018, EdenIQ dismissed all of its claims prior to trial. In February 2019, the Company and EdenIQ each filed motions seeking reimbursement of attorney fees and costs associated with the litigation. On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million. The Company’s ability to amend its claims and present its claims to the court or a jury could materially affect the court’s decision to award EdenIQ its fees and costs. In addition to further legal motions and a potential appeal of the Court’s summary judgment order, the Company plans to appeal the court’s award of EdenIQ’s fees and costs. The Company intends to continue to vigorously pursue its legal claims and defenses against EdenIQ.

Item 1A.
Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended June 30, 2019.

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

Date: August 8, 2019

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2019