Form 10-Q
period 2019-09-30
AEMETIS, INC
filed 2019-11-14
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
Or
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

The number of shares outstanding of the registrant’s Common Stock on October 31, 2019 was 20,570,187 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2019

INDEX

PART I--FINANCIAL INFORMATION

Item 1	Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	48
Item 4.	Controls and Procedures.	48

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$919	$1,188
Accounts receivable	5,421	1,096
Inventories	3,521	6,129
Prepaid expenses	558	942
Other current assets	2,186	956
Total current assets	12,605	10,311

Property, plant and equipment, net	80,843	78,492
Operating lease right-of-use assets	743	-
Other assets	2,492	3,018
Total assets	$96,683	$91,821

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$17,453	$13,500
Current portion of long term debt	5,059	2,396
Short term borrowings	17,417	14,902
Mandatorily redeemable Series B convertible preferred stock	3,124	3,048
Accrued property taxes	4,234	3,337
Accrued contingent litigation fees	6,200	-
Other current liabilities	4,995	5,396
Total current liabilities	58,482	42,579
Long term liabilities:
Senior secured notes	102,463	89,884
EB-5 notes	35,500	36,500
GAFI secured and revolving notes	29,013	25,461
Long term subordinated debt	6,086	5,974
Series A preferred units	10,239	7,005
Other long term liabilities	1,652	-
Total long term liabilities	184,953	164,824

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 20,570 and 20,345 shares issued and outstanding each period, respectively	21	20
Additional paid-in capital	86,708	85,917
Accumulated deficit	(222,195)	(193,204)
Accumulated other comprehensive loss	(3,715)	(3,576)
Total stockholders' deficit attributable to Aemetis, Inc.	(139,180)	(110,842)
Non-controlling interest - GAFI	(7,572)	(4,740)
Total stockholders' deficit	(146,752)	(115,582)
Total liabilities and stockholders' deficit	$96,683	$91,821

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues	$57,389	$44,635	$149,896	$132,681

Cost of goods sold	53,407	41,967	142,992	125,379

Gross profit	3,982	2,668	6,904	7,302

Research and development expenses	37	74	160	191
Selling, general and administrative expenses	4,529	3,893	12,715	11,289

Operating loss	(584)	(1,299)	(5,971)	(4,178)

Other (income) expense:

Interest expense
Interest rate expense	5,396	4,692	15,572	13,395
Debt related fees and amortization expense	946	719	3,565	6,395
Accretion of Series A preferred units	589	-	1,509	-
Loss contingency on litigation	-	-	6,200	-
Other (income) expense	(289)	(61)	(1,001)	2

Loss before income taxes	(7,226)	(6,649)	(31,816)	(23,970)

Income tax expense	-	-	7	6

Net loss	$(7,226)	$(6,649)	$(31,823)	$(23,976)

Less: Net loss attributable to non-controlling interest	(900)	(792)	(2,832)	(2,386)

Net loss attributable to Aemetis, Inc.	$(6,326)	$(5,857)	$(28,991)	$(21,590)

Other comprehensive income (loss)
Foreign currency translation loss	(254)	(423)	(139)	(967)
Comprehensive loss	$(7,480)	$(7,072)	$(31,962)	$(24,943)

Net loss per common share attributable to Aemetis, Inc.
Basic	$(0.31)	$(0.29)	$(1.42)	$(1.07)
Diluted	$(0.31)	$(0.29)	$(1.42)	$(1.07)

Weighted average shares outstanding
Basic	20,554	20,252	20,433	20,220
Diluted	20,554	20,252	20,433	20,220

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the nine months ended September 30,
	2019	2018
Operating activities:
Net loss	$(31,823)	$(23,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	630	783
Stock issued for services	-	22
Depreciation	3,337	3,457
Debt related fees and amortization expense	3,565	6,395
Intangibles and other amortization expense	36	105
Accretion of Series A preferred units	1,509	-
Change in fair value of Stock Appreciation Rights	(80)	(44)
Changes in operating assets and liabilities:
Accounts receivable	(4,359)	670
Inventories	2,563	(2,588)
Prepaid expenses	384	1,551
Other assets	(154)	(344)
Accounts payable	3,429	2,999
Accrued interest expense and fees	13,272	8,451
Other liabilities	6,565	(835)
Net cash used in operating activities	(1,126)	(3,354)

Investing activities:
Capital expenditures	(5,053)	(2,498)

Net cash used in investing activities	(5,053)	(2,498)

Financing activities:
Proceeds from borrowings	38,203	16,484
Repayments of borrowings	(35,722)	(12,449)
GAFI proceeds from borrowings	1,043	1,500
GAFI repayments of borrowings	(164)	-
GAFI renewal fee payment	(530)	-
Grant proceeds received for capital expenditures	1,364	-
Proceeds from Series A preferred units financing	1,725	-
Net cash provided by financing activities	5,919	5,535

Effect of exchange rate changes on cash and cash equivalents	(9)	(43)
Net change in cash and cash equivalents for period	(269)	(360)
Cash and cash equivalents at beginning of period	1,188	428
Cash and cash equivalents at end of period	$919	$68

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest, net of capitalized interest of $231 and $0 for the nine months ended September 30, 2019 and 2018, respectively	$1,836	$4,700
Income taxes paid	-	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Fair value of warrants issued to subordinated debt holders	162	235
TEC debt extension, waiver fees, promissory notes fees added to debt	1,102	4,255
Capital expenditures in accounts payable	1,443	-
Operating lease liabilities arising from obtaining right of use assets	1,181	-
Stock Appreciation Rights issued for GAFI Amendment No. 1 added to GAFI debt	1,050	1,277

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

For the three and nine months ended September 30, 2019
Description	Series B Preferred Stock		Common Stock				Accumulated Other		Total
					Additional	Accumulated	Comprehensive	Noncotrolling	Stockholders'
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(Loss)	Interest	deficit

Balance at December 31, 2018	1,323	$1	20,345	$20	$85,917	$(193,204)	$(3,576)	$(4,740)	$(115,582)

Stock-based compensation	-	-	-	-	290	-	-	-	290
Issuance and exercise of warrants	-	-	30	-	67	-	-	-	67
Foreign currency translation gain	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	(9,729)	-	(938)	(10,667)

Balance at March 31, 2019	1,323	$1	20,375	$20	$86,274	$(202,933)	$(3,518)	$(5,678)	$(125,834)

Stock-based compensation	-	-	-	-	196	-	-	-	196
Foreign currency translation gain	-	-	-	-	-	-	57	-	57
Net loss	-	-	-	-	-	(12,936)	-	(994)	(13,930)

Balance at June 30, 2019	1,323	$1	20,375	$20	$86,470	$(215,869)	$(3,461)	$(6,672)	$(139,511)

Stock-based compensation	-	-	-	-	144	-	-	-	144
Issuance and exercise of warrants	-	-	195	1	94	-	-	-	95
Foreign currency translation loss	-	-	-	-	-	-	(254)	-	(254)
Net loss	-	-	-	-	-	(6,326)	-	(900)	(7,226)
Balance at September 30, 2019	1323	$1	20,570	$21	$86,708	$(222,195)	$(3,715)	$(7,572)	$(146,752)

For the three and nine months ended September 30, 2018
Description	Series B Preferred Stock		Common Stock				Accumulated Other		Total
					Additional	Accumulated	Comprehensive	Noncotrolling	Stockholders'
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(Loss)	Interest	deficit

Balance at December 31, 2017	1,323	$1	20,088	$20	$84,679	$(160,188)	$(2,904)	$(1,469)	$(79,861)
Conversion of Series B preferred to common stock									-
Options exercised	-	-	2	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	264	-	-	-	264
Issuance and exercise of warrants	-	-	113	-	65	-	-	-	65
Shares issued to consultants and other services	-	-	20	-	22	-	-	-	22
Foreign currency translation loss	-	-	-	-	-	-	(150)	-	(150)
Net loss	-	-	-	-	-	(10,368)	-	(737)	(11,105)

Balance at March 31, 2018	1,323	$1	20,223	$20	$85,030	$(170,556)	$(3,054)	$(2,206)	$(90,765)
	-
Stock-based compensation	-	-	-	-	317	-	-	-	317
Foreign currency translation loss	-	-	-	-	-	-	(394)	-	(394)
Net loss	-	-	-	-	-	(5,365)	-	(857)	(6,222)

Balance at June 30, 2018	1,323	$1	20,223	$20	$85,347	$(175,921)	$(3,448)	$(3,063)	$(97,064)

Stock-based compensation	-	-	-	-	202	-	-	-	202
Shares issued to consultants and other services	-	-	10	-	-	-	-	-	-
Issuance and exercise of warrants	-	-	112	-	170	-	-	-	170
Foreign currency translation loss	-	-	-	-	-	-	(423)	-	(423)
Net loss	-	-	-	-	-	(5,857)	-	(792)	(6,649)
Balance at September 30, 2018	1323	$1	20,345	$20	$85,719	$(181,778)	$(3,871)	$(3,855)	$(103,764)

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

1.
Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol facility (“Keyes Plant”) in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility (“Kakinada Plant”) on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. Additionally, we have the option to own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through a variable interest entity (“VIE”) Goodland Advanced Fuels, Inc., (“GAFI”), which was formed to acquire the Goodland Plant. Upon exercise of the option, we plan to deploy a cellulosic ethanol technology to the Goodland Plant.

We also lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech Technology (“LanzaTech”) and InEnTec Technology (“InEnTec”) to build a cellulosic ethanol production facility (the “Riverbank Cellulosic Ethanol Facility”) capable of converting local California surplus biomass – principally agricultural waste – into ultra-low carbon renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers (“RINs”) and California’s Low Carbon Fuel Standard (“LCFS”) credits.

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a facility by Linde LLC industrial gas company to sell carbon dioxide (“CO2”) produced at the Keyes Plant, which will add incremental income for the North America segment.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane digesters at local dairies near the Keyes Plant, many of whom are already customers of the distillers’ grain produced at the Keyes Plant. The digesters are connected by a pipeline to a gas cleanup and compression facility to produce Renewable Natural Gas (“RNG”).  ABGL currently has signed participation agreements with over a dozen local dairies and three fully executed leases with dairies near the Keyes Plant in order to capture their methane, which would otherwise be released into the atmosphere, primarily from manure wastewater lagoons. We plan to capture biogas from multiple dairies and pipe the gas to a centralized location at our Keyes Plant where we will remove the impurities of the methane and clean it into bio-methane for injection into the local utility pipeline or to a renewable compressed natural gas (“RCNG”) truck loading station that will service local trucking fleets to displace diesel fuel.  The biogas can also be used in our Keyes Plant to displace petroleum-based natural gas. The environmental benefits of the ABGL project are potentially significant because dairy biogas has a negative carbon intensity (“CI”) under the California LCFS. The biogas produced by ABGL will also receive D3 RINs under the federal Renewable Fuel Standard (“RFS”).

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis, Inc., a Nevada corporation, and its wholly owned subsidiaries (collectively, Aemetis or the Company). Additionally, we consolidate all entities in which we have a controlling financial interest either directly or by option to acquire the interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. An enterprise must consolidate a VIE if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The accompanying consolidated condensed balance sheet as of September 30, 2019, the consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the consolidated condensed statements of cash flows for the nine months ended September 30, 2019 and 2018, and the consolidated condensed statements of stockholders’ deficit for the three and nine months ended September 30, 2019 and 2018 are unaudited. The consolidated condensed balance sheet as of December 31, 2018 was derived from the 2018 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2018 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2019 and 2018 have been prepared on the same basis as the audited consolidated statements as of December 31, 2018 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Revenue Recognition. We derive revenue primarily from sales of ethanol and related co-products in North America, and of biodiesel and refined glycerin in India based on the supply agreements and purchase order contracts. We assessed the following criteria under the ASC 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

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

North America:  In North America, we sell the majority of our production to one customer under a supply contract, with individual sales transactions occurring under this contract. Given the similarity of these transactions, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to the tank of J.D. Heiskell or to one of their contracted trucking companies. At this point in time, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy for ethanol and by A.L. Gilbert on WDG and DCO. There is no transaction price allocation needed.

The below table shows our sales in North America by product category:

North America (in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Ethanol sales	$27,456	$29,661	$84,453	$88,002
Wet distiller's grains sales	8,783	8,116	26,119	24,443
Other sales	1,581	799	3,370	2,935

	$37,820	$38,576	$113,942	$115,380

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

We have a contract liability of $0.4 million as of September 30, 2019, in connection with a contract with a customer to sell LCFS credits produced from April 1, 2019 to May 21, 2019. However, the credits were not transferred to the customer until October 2, 2019 while we received cash in advance.

India:  In India where we sell products on purchase orders (written or verbal) or by contract with governmental or international parties, the performance obligation is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined based on reference market prices for biodiesel and refined glycerin every day net of taxes. There is no transaction price allocation needed.

The below table shows our sales in India by product category:

India (in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Biodiesel sales	$17,057	$5,206	$32,201	$13,548
Refined Glycerin sales	951	853	2,186	3,753
Other sales	1,561	-	1,567	-
	$19,569	$6,059	$35,954	$17,301

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and it requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowances for doubtful accounts as of September 30, 2019 and December 31, 2018.

Inventories. Finished goods, raw materials, and work-in-process inventories are valued at the lower of cost (first-in, first-out) or net realizable value (“NRV”). Distillers’ grains and related products are stated at NRV. In the valuation of inventories, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

California Department of Food and Agriculture Dairy Digester Research and Development Grant. The Company has been awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company receives these funds as reimbursement for actual costs incurred. Due to the uncertainty associated with the cost approval process under the grant program, the Company recognizes the grant as a reduction of the expenses or as a reduction in fixed assets in the period when approval is received.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the CEC in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Aemetis low carbon advanced cellulosic ethanol production plant (the “Riverbank Project”). To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank Project. The Company receives the CEC funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant of $1.36 million received for capital expenditures during the third quarter of 2019 was recorded in the other long term liabilities as of September 30, 2019.

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and nine months ended September 30, 2019 and 2018, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of September 30, 2019 and 2018:

	As of
	September 30, 2019	September 30, 2018

Series B preferred (post split basis)	132	132
Common stock options and warrants	3,910	2,990
Debt with conversion feature at $30 per share of common stock	1,255	1,228
SARs conversion if stock issued at $1.11 per share to cover $2.1 million	-	1,893
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	5,297	6,243

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The Company entered into a payment plan with Stanislaus County for unpaid property taxes on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company is set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. This payment was not made on April 10, 2019. The full tax amount is now due and the property is subject to a process by the county that ranges from the collection of all past due taxes to the potential sale of the asset. As of September 30, 2019, the balance in property tax accrual was $4.2 million.

In connection with dismissed lawsuit based on EdenIQ’s wrongful termination of a merger agreement, the Company and EdenIQ filed motions for attorney’s fees and costs in February 2019. On July 24, 2019, the court granted $6.2 million of attorney’s fees and costs to EdenIQ. As a result, a $6.2 million loss on contingency was recorded within the Company’s consolidated financial statements as of September 30, 2019.

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

Recently Issued Accounting Pronouncements. For a complete summary of the Company’s significant accounting policies, please refer to the Company’s audited financial statements and notes thereto for the years ended December 31, 2018 and 2017, filed with the Securities and Exchange Commission on March 15, 2019. There were no new accounting pronouncements issued applicable to the Company during the nine months ended September 30, 2019.

2.
Inventory

Inventory consists of the following:

	September 30, 2019	December 31, 2018
Raw materials	$979	$3,647
Work-in-progress	1,285	1,327
Finished goods	1,257	1,155
Total inventories	$3,521	$6,129

As of September 30, 2019 and December 31, 2018, the Company recognized a lower of cost or net realizable value impairment of $0.1 million and $0.2 million respectively, related to inventory.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

3.
Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2019	December 31, 2018
Land	$4,108	$4,116
Plant and buildings	83,244	82,445
Furniture and fixtures	1,093	1,056
Machinery and equipment	4,207	3,928
Construction in progress	8,076	3,581
GAFI property, plant & equipment	15,408	15,408
Total gross property, plant & equipment	116,136	110,534
Less accumulated depreciation	(35,293)	(32,042)
Total net property, plant & equipment	$80,843	$78,492

During the nine months ended September 30, 2019 and for the year ended December 31, 2018, interest capitalized in property, plant, and equipment was $231 thousand and $135 thousand, respectively.

Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and Buildings	20-30
Machinery & Equipment	5-7
Furniture & Fixtures	3-5

For the three months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $1.1 million and $1.2 million respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $3.3 million and $3.5 million respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment of long-lived assets during the three and nine months ended September 30, 2019 and 2018.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

4.
Debt

Debt consists of the following:

	September 30, 2019	December 31, 2018
Third Eye Capital term notes	$7,022	$7,024
Third Eye Capital revolving credit facility	58,742	47,225
Third Eye Capital revenue participation term notes	11,792	11,794
Third Eye Capital acquisition term notes	24,907	23,841
Third Eye Capital promissory note	2,814	-
Cilion shareholder seller notes payable	6,086	5,974
Subordinated notes	11,085	10,080
EB-5 promissory notes	40,199	38,536
Unsecured working capital loans	3,518	4,822
GAFI Term and Revolving loans	29,373	25,821
Total debt	195,538	175,117
Less current portion of debt	22,476	17,298
Total long term debt	$173,062	$157,819

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

On March 11, 2019, Third Eye Capital agreed to Limited Waiver and Amendment No. 15 to the Note Purchase Agreement (“Amendment No. 15”), to waive the ratio of note indebtedness covenant through December 31, 2019. As a consideration for this amendment, the Company also agreed to pay Third Eye Capital an amendment fee of $1.0 million to be added to the redemption fee which is due upon redemption of the Notes.

On November 11, 2019, Third Eye Capital agreed to Limited Waiver and Amendment No. 16 to the Note Purchase Agreement (“Amendment No. 16”), to waive the ratio of note indebtedness covenant through December 31, 2020. As a consideration for this amendment, the Company also agreed to pay Third Eye Capital an amendment fee of $0.5 million to be added to the redemption fee which is due upon redemption of the Notes.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Based on the Amendment No. 15, the ratio of note indebtedness covenant is waived for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019. Based on the Amendment No. 16 dated November 11, 2019, the ratio of note indebtedness covenant is waived for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. According to ASC 470-10-45 debt covenant classification guidance, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. Given the waivers are available for the ratio of note indebtedness covenant through December 31, 2020, hence the notes are classified as long term debt.

On February 27, 2019, a Promissory Note (the “February 2019 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2019. In consideration of the February 2019 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. On April 30, 2019, the February 2019 Note was modified to remove the stated maturity date and instead will be due on demand by Third Eye Capital. As of September 30, 2019, the outstanding balance of principal and interest on the February 2019 note was $2.8 million.

Terms of Third Eye Capital Notes

A.
Term Notes. As of September 30, 2019, the Company had a total of $7.0 million in principal and interest outstanding under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2020*.

B.
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (18.75% as of September 30, 2019), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2020*. As of September 30, 2019, AAFK had $58.7 million in principal, interest, and waiver fees outstanding under the Revolving Credit Facility net of $0.2 million unamortized discount issuance costs.

C.
Revenue Participation Term Notes. The Revenue Participation Term Notes bear interest at 5% per annum and mature on April 1, 2020*. As of September 30, 2019, the Company had a total of $11.8 million in principal and interest outstanding on the Revenue Participation Term Notes.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (15.75% per annum as of September 30, 2019) and mature on April 1, 2020*. As of September 30, 2019, Aemetis Facility Keyes, Inc. had $24.9 million in principal, interest and redemption fees outstanding net of unamortized discount issuances costs of $0.9 million. The outstanding principal balance includes a total of $7.0 million in redemption fees, including $4.5 million which was added to the Acquisition Term Notes on March 27, 2018 as part of Amendment No. 14 and $1.0 million covenant waiver fees as part of Amendment No. 15.

E.
Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $8.0 million, accrue interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2020*. We have no borrowings outstanding under the Reserve Liquidity Notes as of September 30, 2019.

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

*The note maturity date can be extended by the Company to April 2021. As a condition to any such extension, the Company would be required to pay a fee of 5% of the carrying value of the debt which can be paid in cash or added to the outstanding debt. As a result of this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of September 30, 2019, Aemetis Facility Keyes, Inc. had $6.1 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

On July 1, 2019, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2019; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated the July 1, 2019 amendment and the refinancing terms of the Subordinated Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At September 30, 2019 and December 31, 2018, the Company had, in aggregate, $11.1 million net of unamortized discount costs of $0.2 million and $10.1 million in principal and interest outstanding, respectively, under the Subordinated Notes.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of September 30, 2019, $35.0 million has been released from the escrow amount to the Company, with $0.5 million remaining in escrow and $0.5 million to be funded to escrow. As of September 30, 2019, $35.0 million in principal and $2.7 million in accrued interest was outstanding on the EB-5 Phase I Notes.

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

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Cellulosic Ethanol Facility in increments of $0.5 million. The Company has sold an aggregate principal amount of $2.5 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of September 30, 2019, $2.5 million was released from escrow to the Company and $47.5 million remains to be funded to escrow. As of September 30, 2019, $2.5 million in principal and interest was outstanding on the EB-5 Phase II Notes.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital advances bear interest at 12%. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. The Company made principal and interest payments to Gemini of approximately $35.6 million and $10.4 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had $2.9 million and $4.6 million outstanding under this agreement, respectively.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as selling, general, and administrative expenses by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 days period at the rate of 14.75% per annum interest rate. The term of the agreement continues until the either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the nine months ended September 30, 2019 and 2018, the Company made principal and interest payments to Secunderabad Oils of approximately $0.5 million and $3.0 million, respectively. As of September 30, 2019 and December 31, 2018, the Company had $0.6 million and $0.3 million outstanding under this agreement, respectively.

Variable Interest Entity (GAFI) Term loan and Revolving loan

On July 10, 2017, GAFI entered into a Note Purchase Agreement (the “GAFI Note Purchase Agreement”) with Third Eye Capital (the “Noteholders”). See further discussion regarding GAFI in Note 5. Pursuant to the GAFI Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the GAFI Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (the “GAFI Term Loan”) and (ii) revolving advances not to exceed $10.0 million in the aggregate (the “GAFI Revolving Loan”). The interest rate per annum applicable to the GAFI Term Loan is equal to ten percent (10.0%). The interest rate per annum applicable to the GAFI Revolving Loans is the greater of Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12.00%). The applicable interest rate as of September 30, 2019 was 12.75%. On June 10, 2019, notice was given to renew the maturity date of GAFI notes to July 10, 2020 by following extension terms in the GAFI Note Purchase Agreement in exchange for a fee of $0.5 million. The maturity date of the loans (“Maturity Date”) is July 10, 2020, provided that the Maturity Date may be extended at the option of GAFI for up to one additional one-year period upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. An initial advance under the GAFI Revolving Loan was made for $2.2 million as a prepayment of interest on the GAFI Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to the Noteholders.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On June 28, 2018, GAFI entered into Amendment No. 1 to the GAFI Term Loan with Third Eye Capital for an additional amount of $1.5 million with a fee of $75 thousand added to the loan from Third Eye Capital at a 10% interest rate. The fee of $75 thousand was recognized as expense on the amendment date. On December 20, 2018, $1.6 million from Amendment No. 1 was repaid. Pursuant to Amendment No. 1, Aemetis, Inc. entered into a Stock Appreciation Rights Agreement to issue 1,050,000 Stock Appreciation Rights (SARs) to Third Eye Capital on August 23, 2018, with an exercise date of one year from the issuance date with a call option for the Company at $2.00 per share during the first 11 months of the agreement either to pay $2.1 million in cash or issue common stock worth $2.1 million based on the 30-day weighted average price of the stock on the call date, and a put option for Third Eye Capital at $1.00 per share during the 11th month of the agreement where the Company can redeem the SARs for $1.1 million in cash. In the event that none of the above options is exercised, the SARs will be automatically exercised one year from the issuance date based upon the 30-day weighted average stock price and paid in cash and cash equivalents. On July 22, 2019, Third Eye Capital exercised the put option at $1.00 per share for $1.1 million. The exercise value of the SARs of $1.1 million was added to the GAFI term loan and the SARs fair value liability was released.

On December 3, 2018, GAFI entered into Amendment No. 2 to the GAFI Term Loan with Third Eye Capital for an additional amount of up to $3.5 million from Third Eye Capital at a 10% interest rate (the “CO2 Term Loan”). GAFI borrowed $1.8 million against this Amendment No. 2 with a $175 thousand fee added to the loan and $0.2 million was withheld from the $1.8 million for interest payments. $1.5 million is available to draw under GAFI Amendment No. 2 for the CO2 Project. Among other requirements, the Company is also required to make the following mandatory repayments of the CO2 Term Loan: (i) on a monthly basis, an amount equal to 75% of any payments received by the Company for CO2 produced by Linde LLC, (ii) an amount equal to 100% of each monthly payment received by the Company for land use by Linde for CO2 plant, and (iii) on a monthly basis, an amount equal to the product of: $0.01 multiplied by the number of bushels of corn grain used in the ethanol production at the Keyes Plant. Mandatory repayment amounts of $0.4 million is estimated to be paid in the next 12 months and is classified as current debt as of September 30, 2019. We evaluated the Amendment No. 2 to the GAFI Term Loan and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

As of September 30, 2019, GAFI had $18.9 million, net of debt issuance costs of $0.5 million, outstanding on the Term Loan and $10.4 million outstanding on the Revolving Loan respectively.

Debt repayments for the Company’s loan obligations follow:

Twelve months ended September 30,	Debt Repayments
2020	$22,476
2021	166,815
2022	3,500
2023	1,836
2024	2,500
Total debt	197,127
Debt issuance costs	(1,589)
Total debt, net of debt issuance costs	$195,538

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The following are the Balance Sheets and Statements of Operations of GAFI:

	As of
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$4	$17
Prepaid expenses	25	215
Other assets	-	103
Total current assets	29	335

Property, plant and equipment	15,408	15,408
Promissory note receivable from Aemetis	6,659	6,182

Total assets	$22,096	$21,925

Liabilities and stockholder deficit

Other accrued liabilities	$295	$44
Secured and revolving notes	29,373	26,621

Total liabilities	29,668	26,665

Accumulated deficit	(7,572)	(4,740)
Total liabilities and stockholder deficit	$22,096	$21,925

	Goodland Advanced Fuels, Inc.
	Statements of Operations
	Three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Other Expenses
Selling, general and administrative expenses	$103	$89	$315	$321

Operating loss	(103)	(89)	(315)	(321)

Interest expense
Interest rate expense	800	739	2,304	2,106
Debt related fees and amortization expense	167	168	694	493
Other income	(170)	(204)	(481)	(534)

Net loss	$(900)	$(792)	$(2,832)	$(2,386)

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis.

Pursuant to signing the agreement with the Purchaser, the ABGL issued 1,660,000 Series A Preferred Units for an amount of $8.3 million in first tranche of investment. ABGL paid $6.0 million of this amount to Aemetis, Inc. in the form of management fees for managing and executing the Project. We assessed the above terms and concluded that the minority shareholders lacks substantive participating rights, principally based on the ownership percentage, manager representation, and expertise in the industry. Therefore, ABGL is controlled by Aemetis, Inc. and accordingly consolidated into the Company. The Series A Preferred Units are recorded as mandatorily redeemable and treated as a liability as the conversion option was deemed to be non-substantive. The Company is accreting up to the redemption value of $24.9 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of September 30, 2019 and December 31, 2018 based on the evaluation of the other conditions included in the agreement.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

On June 21, 2019, ABGL issued 50,000 Series A Preferred Units for incremental proceeds of $250 thousand as part of the first tranche of the Series A Preferred Unit Agreement. Consistent with the first issuance, the units are treated as a liability as the conversion option was deemed to be non-substantive. The Company is accreting up to the redemption value of $750 thousand over the estimated future cash flow periods of six years from the original anniversary date using the effective interest method.

On July 16, 2019 and August 29, 2019, ABGL issued 186,000 and 109,000 Series A Preferred Units, respectively, for incremental proceeds of $1.5 million as part of the first tranche of the Series A Preferred Unit Agreement. Consistent with the previous issuances, the units are treated as a liability as the conversion option was deemed to be non-substantive. The Company is accreting up to the redemption value of $4.4 million over the estimated future cash flow periods of six years from the original anniversary date using the effective interest method.

As of September 30, 2019 and December 31, 2018, the Company recorded $10.2 million and $7.0 million outstanding under this agreement.

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

The components of lease expense and sublease income was as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019

Operating lease expense	$219	$543
Short term lease expense	18	71
Variable lease expense	31	80
Sub lease income	(50)	(118)

Total lease cost	$218	$576

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Supplemental non-cash flow information related to right-of-use asset and lease liabilities was as follows for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Accretion of the lease liability	$31	$107

Amortization of right-of-use assets	$151	$438

Weighted Average Remaining Lease Term Operating Leases	1.6 years
Weighted Average Discount Rate Operating Leases	14.7%

Supplemental balance sheet information related to leases was as follows:

As of
September 30, 2019
Operating lease right-of-use assets	$743

Operating lease liabilities:
Short term lease liability	$502
Long term lease liability	$288

Maturities of operating lease liabilities were as follows:

Twelve months ended September 30,	Operating leases

2020	$593
2021	203
2022	88
Total lease payments	$884

Less imputed interest	(94)

Total operating lease liability	$790

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

8. Stock-Based Compensation

2019 Plan

On April 29, 2019, the Aemetis 2019 Stock Plan (the “2019 Stock Plan”) was approved by stockholders of the Company. This plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Administrator may determine in its discretion. The 2019 Stock Plan’s term is 10 years and supersedes all prior plans. The 2019 Stock Plan authorized the issuance of 200,000 shares of common stock for the 2019 calendar year, in addition to permitting transferring and granting any available and unissued or expired options under the Amended and Restated 2007 Stock Plan in an amount up to 177,246 options.

On June 6, 2019, 374,000 option grants were issued to employees and directors under the 2019 Stock Plan. These options expire ten years from the date of grant. Employee grants have a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment. Option grants for directors had immediate vesting with 10-year term expiration.

With the approval of the 2019 Stock Plan, the Zymetis 2006 Stock Plan and Amended and Restated 2007 Stock Plan (together with the 2019 Stock Plan, the “Company Stock Plans”) are terminated for granting any options under either plan. However, any options granted before the 2019 Stock Plan approved will remain outstanding and can be exercised, and any expired options will be available to grant under the 2019 Stock Plan.

On January 8, 2019, 707,000 stock option grants were issued for employees and directors under the Amended and Restated 2007 Stock Plan. On February 21, 2019, 10,000 stock option grants were issued to a consultant by the Company.

As of September 30, 2019, 3.8 million options are outstanding under the Company Stock Plans.

Inducement Equity Plan Options

In March 2016, the Board of Directors of the Company (the “Board”) approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory stock options to purchase common stock.

On June 6, 2019, 25,000 option grants were made under the Inducement Equity Plan to employees. As of September 30, 2019, 25,000 options were outstanding under the Inducement Equity Plan.

Common Stock Reserved for Issuance

The following is a summary of options granted under the Company Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2018	149	2,889	$1.80
Authorized	855	-	-
Granted	(1,116)	1,116	0.78
Exercised	-	-	-
Forfeited/expired	190	(190)	3.11

Balance as of September 30, 2019	78	3,815	$1.44

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

As of September 30, 2019, there were 2.6 million options vested under all the Company Stock Plans.

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

For the three months ended September 30, 2019 and 2018, the Company recorded stock compensation expense in the amount of $144 thousand and $202 thousand, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded stock compensation expense in the amount of $630 thousand and $783 thousand, respectively.

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

There were no stock options granted during the three months ended September 30, 2019.

As of September 30, 2019, the Company had $0.9 million of total unrecognized compensation expense for employees that the Company will amortize over the 1.96 years of weighted average remaining term.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The J.D. Heiskell sales activity associated with the Corn Procurement and Working Capital Agreement for the three and nine months ended September 30, 2019 and 2018 are as follows:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2019	2018	2019	2018
Ethanol sales	$27,456	$29,661	$84,453	$88,002
Wet distiller's grains sales	8,783	8,116	26,119	24,443
Corn oil sales	934	714	2,586	2,530
Corn purchases	30,446	27,786	90,426	84,291
Accounts receivable	1,066	1,079	1,066	1,079
Accounts payable	2,484	2,416	2,484	2,416

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2020 and the Wet Distillers Grains Marketing Agreement matures on December 31, 2019 with automatic one-year renewals thereafter.  For the three months ended September 30, 2019 and 2018, the Company expensed marketing costs of $0.6 million and $0.7 million for each period, respectively, under the terms of both the Ethanol Marketing and the Wet Distiller’s Grains Marketing agreements. For the nine months ended September 30, 2019 and 2018, the Company expensed marketing costs of $1.9 million and $2.1 million, respectively.

As of September 30, 2019, the Company has forward sales commitments for approximately 81,000 tons of WDG. These committed sales will be expected through December 2019.

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

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

Summarized financial information by reportable segment for the three and nine months ended September 30, 2019 and 2018 follows:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$37,820	$19,569	$57,389	$38,576	$6,059	$44,635
Cost of goods sold	37,990	15,417	53,407	36,147	5,820	41,967

Gross profit (loss)	(170)	4,152	3,982	2,429	239	2,668

Other Expenses
Research and development expenses	37	-	37	74	-	74
Selling, general and administrative expenses	2,716	1,813	4,529	3,645	248	3,893
Interest expense	6,293	49	6,342	5,261	150	5,411
Accretion of Series A preferred units	589	-	589	-	-	-
Other income	(265)	(24)	(289)	(55)	(6)	(61)

Income (loss) before income taxes	$(9,540)	$2,314	$(7,226)	$(6,496)	$(153)	$(6,649)

Capital expenditures	$3,664	$351	$4,015	$703	$24	$727
Depreciation	942	161	1,103	992	166	1,158

	For the nine months ended September 30, 2019			For the nine months ended September 30, 2018
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$113,942	$35,954	$149,896	$115,380	$17,301	$132,681
Cost of goods sold	113,440	29,552	142,992	109,208	16,171	125,379

Gross profit	502	6,402	6,904	6,172	1,130	7,302

Other Expenses
Research and development expenses	160	-	160	191	-	191
Selling, general and administrative expenses	9,972	2,743	12,715	10,580	709	11,289
Interest expense	18,805	332	19,137	19,344	446	19,790
Accretion of Series A preferred units	1,509	-	1,509	-	-	-
Loss contingency on litigation	6,200	-	6,200	-	-	-
Other expense (income)	(228)	(773)	(1,001)	(12)	14	2

Income (loss) before income taxes	$(35,916)	$4,100	$(31,816)	$(23,931)	$(39)	$(23,970)

Capital expenditures	$4,249	$804	$5,053	$1,760	$738	$2,498
Depreciation	2,883	454	3,337	2,976	481	3,457

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

North America. During the three and nine months ended September 30, 2019, the Company’s revenues from ethanol, WDG, and corn oil were earned pursuant to the Corn Procurement and Working Capital Agreement established between the Company and J.D. Heiskell. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 98.3% and 99.3% of the Company’s North America segment revenues for the three and nine months ended September 30, 2019, respectively.

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

India. During the three months ended September 30, 2019, three biodiesel customers accounted for 41%, 16%, and 15% and no refined glycerin customers accounted for more than 10% of the Company’s consolidated India segment revenues, compared to two biodiesel customers accounting for 57% and 18% and no refined glycerin customers accounting for more than 10% of consolidated India segment revenues during the three months ended September 30, 2018.

During the nine months ended September 30, 2019, three biodiesel customers accounted for 29%, 18%, and 15% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues, compared to two biodiesel customers accounted for 55% and 13% and no refined glycerin customers accounted for more than 10% of consolidated India segment revenues during the nine months ended September 30, 2018.

Total assets consist of the following:

	As of
	September 30,	December 31,
	2019	2018

North America	$79,180	$78,149
India	17,503	13,672
Total Assets	$96,683	$91,821

11.
Related Party Transactions

The Company owes Eric McAfee $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of September 30, 2019 and December 31, 2018. For the three months ended September 30, 2019 and 2018, the Company expensed $1 thousand and $13 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. For the nine months ended September 30, 2019 and 2018, the Company expensed $22 thousand and $38 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of September 30, 2019, $0.1 million remained as a prepaid expense.

As consideration for the reaffirmation of guaranties required by Amendments No. 13 and 14 to the Note Purchase Agreement entered into by the Company with Third Eye Capital on March 1, 2017 and March 27, 2018 respectively, the Company also agreed to pay $0.2 million for each year in consideration to McAfee Capital in exchange for their willingness to provide the guaranties. The balance of $354 thousand and $400 thousand for guaranty fee remained as an accrued liability as of September 30, 2019 and December 31, 2018 respectively.

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

The Company owes various members of its Board amounts totaling $1.2 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended September 30, 2019 and 2018, the Company expensed $96 thousand and $87 thousand respectively, in connection with board compensation fees. For the nine months ended September 30, 2019 and 2018, the Company expensed $294 thousand and $264 thousand respectively, in connection with board compensation fees.

12.  Management’s Plan

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
●
Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018.
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

Founded in 2006, we own and operate a 60 million gallon per year ethanol facility in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”).  We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. Additionally, we have the option to own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through a variable interest entity (“VIE”) Goodland Advanced Fuels, Inc., (“GAFI”), which was formed to acquire the Goodland Plant. Upon exercise of the option, we plan to deploy a cellulosic ethanol technology to the Goodland Plant. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe.

We also lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech Technology (“LanzaTech”) and InEnTec Technology (“InEnTec”) to build a cellulosic ethanol production facility (the “Riverbank Cellulosic Ethanol Facility”) capable of converting local California surplus biomass – principally agricultural waste – into ultra-low carbon renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers (“RINs”) and California’s Low Carbon Fuel Standard (“LCFS”) credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States Environmental Protection Agency (the “EPA”).

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a facility by Linde LLC industrial gas company to sell CO2 produced at the Keyes Plant, which will add incremental income for the North America segment.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane digesters at local dairies near the Keyes Plant, many of whom are already customers of the distillers’ grain produced at the Keyes Plant. The digesters are connected by a pipeline to a gas cleanup and compression facility to produce Renewable Natural Gas (“RNG”).  ABGL currently has signed participation agreements with over a dozen local dairies and three fully executed leases with dairies near the Keyes Plant in order to capture their [methane/biogas?], which would otherwise be released into the atmosphere, primarily from manure wastewater lagoons. We plan to capture biogas from multiple dairies and pipe the gas to a centralized location at our Keyes Plant where we will remove the impurities of the biogas and clean it into bio-methane for injection into the local utility pipeline or to a renewable compressed natural gas (“RCNG”) truck loading station that will service local trucking fleets to displace diesel fuel.  The biogas can also be used in our Keyes Plant to displace petroleum-based natural gas. The environmental benefits of the ABGL project are potentially significant because dairy biogas has a negative Carbon Intensity (“CI”) under the California LCFS. The biogas produced by ABGL will also receive D3 RIN under the federal Renewable Fuel Standard (“RFS”).

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

We produce four products at the Keyes Plant: denatured ethanol fuel, WDG, DCO and CDS. In the third quarter of 2019, we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell. DCO was sold to J.D. Heiskell and other local animal feedlots (primarily poultry). Smaller amounts of CDS were sold to various local third parties. Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by OPIS, as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us and is generally determined in reference to the local price of DDG and other feed products. North American revenue is dependent on the price of ethanol, WDG, and DCO.  Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply and price of DDG, and demand from the local dairy and feed markets.  Our revenue is further influenced by our decision to operate the Keyes Plant at any capacity level, maintenance requirements, and the influences of the underlying biological processes.

In May 2019, our ethanol production was approved for a lower CI score and was awarded additional LCFS credits for the ethanol produced from January 1, 2019 to May 21, 2019. These credits have a market value and can be sold in the open market. We recorded a contract liability of $0.4 million as of September 30, 2019, in connection with a contract with a customer to sell LCFS credits which we earned from lowering the CI score on ethanol produced from April 1, 2019 to May 21, 2019. However, the credits were not transferred to the customer until October 2, 2019 while we received cash in advance.

India

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, retail fuel station customers, mining customers, and tender offers placed by India government oil companies for bulk purchases of fuels. The India government imposed restrictions on imports of biodiesel mixtures, which will positively impact local sales of biodiesel. In addition, this opened doors to supply biodiesel for manufacturing purposes and infrastructure companies which developed interest in our product.

 In 2019, under the Indian government mandate of mixing biodiesel with diesel, the Kakinada Plant won the tender to supply biodiesel to Government Oil Marketing Companies (“OMCs”) such as Hindustan Petroleum, Bharat Petroleum, and Indian Oil Corporation. Under this agreement, we started supplying biodiesel in May 2019. These tenders open annually in December for the next year bidding and will be awarded for the following year based on competitiveness of price and quality of the biodiesel supplied. We believe the deployment of these strategies will allow for revenue growth through 2019 and 2020.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Three Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$37,820	$38,576	$(756)	-2%
India	19,569	6,059	13,510	223%

Total	$57,389	$44,635	$12,754	29%

North America. During the three months ended September 30, 2019, plant production averaged 115% of the 55 million gallons per year nameplate capacity. The decrease in revenues during the three months ended September 30, 2019 was due to ethanol sales volumes decreasing by 6% to 15.8 million gallons from 16.7 million gallons, WDG volumes decreasing by 2% to 106.2 tons from 108.5 tons and average ethanol prices also decreasing by 2% to $1.74 per gallon from $1.78 per gallon compared to September 30, 2018. The average price of WDG increased by 11% to $82.72 per ton from $74.80 per ton during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, we generated 73% of our revenue from sales of ethanol, 23% from sales of WDG, and 4% from sales of distillers’ corn oil, LCFS credits trade, and CDS compared to 77% of our revenue from sales of ethanol, 21% from sales of WDG, and 2% from sales of distillers’ corn oil and CDS for the three months ended September 30, 2018.

India.   The increase in revenues was primarily attributable to increases in overall sales volumes by 205% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to obtaining and supplying OMC tender contracts in addition to retail, mining and bulk customer sales. Biodiesel sales volumes increased to 19.3 thousand metric tons in the three months ended September 30, 2019 from 6.0 thousand metric tons in the three months ended September 30, 2018 while the average sales prices increased by 2% to $882 per metric ton in the three months ended September 30, 2019 compared to $867 per metric ton in the same period last year. Similarly, sales volumes of refined glycerin increased to 2,023 metric tons in the three months ended September 30, 2019 compared to 1,000 metric tons in the three months ended September 30, 2018 while average sales prices of glycerin decreased by 45% to $470 per metric ton in the three months ended September 30, 2019 compared to $852 per metric ton in the same period in 2018. For the three months ended September 30, 2019, we generated 87% of our sales from biodiesel, 5% of our sales from refined glycerin and 8% of our sales from palm fatty acid distillers and scraps, compared to 86% of our sales from biodiesel and 14% of our sales from refined glycerin in the three months ended September 30, 2018.

Cost of Goods Sold

Three Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$37,990	$36,147	$1,843	5%
India	15,417	5,820	9,597	165%

Total	$53,407	$41,967	$11,440	27%

North America. We ground 5.6 million bushels of corn at an average price of $5.53 per bushel during the three months ended September 30, 2019 compared to 5.8 million bushels of corn at an average price of $4.78 per bushel during the three months ended September 30, 2018. The increase in cost of goods sold was primarily due to the cost of feedstock increasing by 16% offset by decreases in natural gas, chemicals and other variable costs, along with decreases in bushels of corn ground during the three months ended September 30, 2019 compared to the same period in 2018.

India. The increase in cost of goods sold was attributable to the increase in revenues from biodiesel. The volume of biodiesel feedstock we consumed increased by 242% to 16,374 metric tons in the three months ended September 30, 2019 compared to 4,783 metric tons in the same period last year, partially offset by a 5% decrease in the cost of biodiesel feedstock to $717 per metric ton in the three months ended September 30, 2019 compared to $752 per metric ton in the three months ended September 30, 2018. In addition, the volume of refined glycerin feedstock we consumed increased by 111% to 1,777 metric tons in the three months ended September 30, 2019 compared to 841 metric tons in the three months ended September 30, 2018, offset by a 54% decrease in the average price of feedstock for refined glycerin to $408 per metric ton in the three months ended September 30, 2019 from $885 per metric ton in the same period in 2018.

Gross Profit / (Loss)

Three Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$(170)	$2,429	$(2,599)	-107%
India	4,152	239	3,913	1637%

Total	$3,982	$2,668	$1,314	49%

North America. Gross profit decreased by 107% due to increases in the average price of corn by 16%, combined with decreases in volume of ethanol sales by 6%, volume of WDG sales by 2%, and the average price of ethanol per gallon by 2% in the three months ended September 30, 2019 compared to the same period in 2018.

India. The increase in gross profit was attributable to an increase in the sales volumes of biodiesel and refined glycerin by 205%, the average selling price of biodiesel by 2%, offset by a decrease in overall feedstock costs by 11% in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Operating Expenses

R&D

Three Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$37	$74	$(37)	-50%
India	-	-	-	-

Total	$37	$74	$(37)	-50%

R&D expenses decreased during the three months ended September 30, 2019 due to decreases in depreciation, rent and other expenses by $62 thousand, offset by an increase in professional fees of $14 thousand and lab supplies, utilities and travel of $11 thousand.

Selling, General & Administrative (SG&A)

Three Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$2,716	$3,645	$(929)	-25%
India	1,813	248	1,565	631%

Total	$4,529	$3,893	$636	16%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to product sales, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue during the three months ended September 30, 2019 decreased to 7% compared to 9% in the corresponding period in 2018. SG&A expenses during the three months ended September 30, 2019 decreased by 26% compared to the three months ended September 30, 2018. The decrease was due to decreases in professional fees of $0.8 million, salaries, supplies, and travel of $90 thousand, and other expenses of $135 thousand due to grant receipts charged against these expenses, offset by increases in insurance and penalties on property taxes of $0.1 million.

India. SG&A expenses as a percentage of revenue in the three months ended September 30, 2019 increased to 9% compared to 4% in the corresponding period in 2018. SG&A expenses increased in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to increases in operational support services of $1.0 million, utilities and other expenses of $0.2 million, salaries and supplies of $0.3 million, marketing expenses of $0.1 million, and professional fees, marketing and other expenses of $22 thousand.

Other (Income) and Expense

Other (Income)/Expense. Other (income) expense consists primarily of interest rate and amortization expenses attributable to our debt facilities and those of our subsidiaries. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment loss or gain.

Three Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change
North America
Interest rate expense	$5,347	$4,542	$805	18%
Debt related fees and amortization expense	946	719	$227	32%
Accretion of Series A preferred units	589	-	$589	100%
Other income	(265)	(55)	$320	582%

India
Interest rate expense	49	150	$(101)	-67%
Other income	(24)	(6)	$18	300%

Total	$6,642	$5,350	$1,292	24%

North America. Interest expense was higher during the three months ended September 30, 2019 due to higher debt balances. The increase in amortization expense was due to debt issuance costs present during the prior period becoming amortized as of September 30, 2019. According to accounting treatment for Series A Preferred Unit financing, we accrete the change in the redemption value over the estimated redemption period of six years. We recorded accretion of $0.6 million during the three months ended September 30, 2019. The increase in other income was due to reversal of the change in fair value of SARs of $143 thousand, the receipt of $30 thousand of income for land usage in the CO2 Project, $50 thousand in income from sub lease of the Cupertino office, and the receipt of $42 thousand in refund of overpaid insurance for the three months ended September 30, 2019.

India. Interest expense decreased as a result of more payments of principal and interest than draws on two working capital loans during the three months ended September 30, 2019. The increase in other income was caused primarily by an increase in other income from insurance and deposits of $18 thousand.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Nine Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$113,942	$115,380	$(1,438)	-1%
India	35,954	17,301	18,653	108%

Total	$149,896	$132,681	$17,215	13%

North America.   The slight decrease in revenues between the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to decreases in ethanol sales volumes by 2% to 48.1 million gallons and a decrease in the average price of ethanol by 2% to $1.75 per gallon during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was offset by an increase in WDG sales volumes by 1% to 319.9 tons and an increase in the average WDG price by 6% to $81.64 per ton in the nine months ended September 30, 2019 compared to the same period last year. During the nine months ended September 30, 2019, plant production averaged 117% of the 55 million gallon per year nameplate capacity. For the nine months ended September 30, 2019, we generated 74% of our revenue from sales of ethanol, 23% from sales of WDG, and 3% from sales of distillers’ corn oil, LCFS credit sale, and CDS compared to the nine months ended September 30, 2018, during which we generated 76% of our revenue from sales of ethanol, 21% from sales of WDG, and 3% from sales of distillers’ corn oil and CDS.

India. The increase in revenues for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to a 144% increase in the sales volume of biodiesel to 37,104 metric tons. The increase in biodiesel volumes was due to obtaining and supplying under the OMCs tender contract in addition to sales to our regular retail, mining, and bulk customers. The average sales price of biodiesel decreased by 3% to $868 per metric ton during the nine months ended September 30, 2019 compared to $893 per metric ton in the same period in 2018. The sales volume of refined glycerin increased by 6% to 3,946 metric tons while the average price of glycerin decreased by 45% to $554 per metric ton in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we generated 90% of our sales from biodiesel, 6% of our sales from refined glycerin, and 4% from other products compared to 78% of our sales from biodiesel and 22% of our sales from refined glycerin during the nine months ended September 30, 2018.

Cost of Goods Sold

Nine Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$113,440	$109,208	$4,232	4%
India	29,552	16,171	13,381	83%

Total	$142,992	$125,379	$17,613	14%

North America.   We ground 16.9 million bushels of corn at an average price of $5.37 per bushel during the nine months ended September 30, 2019, compared to 17.1 million bushels of corn at an average price of $4.91 per bushel during the nine months ended September 30, 2018. The increase in cost of goods sold was attributable to increased corn costs by 9% coupled with increases in natural gas costs by 4% offset by decreases in bushels of corn ground and chemicals costs in the nine months ended September 30, 2019 compared to the same period in 2018.

India.  The increase in cost of goods sold during the nine months ended September 30, 2019 compared to September 30, 2018 was attributable to an increase in the volume of biodiesel feedstock we ground by 158% to 31,936 metric tons compared to 12,394 metric tons during the nine months ended September 30, 2018 partially offset by a decrease in the average price of biodiesel feedstock by 10% to $683 compared to $757 in the same period in 2018. In addition, the volume of refined glycerin feedstock we ground also increased by 6% to 3,458 metric tons and the average price of the refined glycerin feedstock decreased by 36% to $583 per metric ton in the nine months ended September 30, 2019 compared to the same period in 2018.

Gross Profit

Nine Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$502	$6,172	$(5,670)	-92%
India	6,402	1,130	5,272	467%

Total	$6,904	$7,302	$(398)	-5%

North America. The decrease in gross profit was due to an increase in the average price of corn by 9% and a decrease in the average price of ethanol and sales volume of ethanol by 2%, offset by increases in the average price of WDG by 6% and sales volume of WDG by 1% in the nine months ended September 30, 2019 compared to the same period in 2018.

India. The increase in gross profit was attributable to an increase in overall sales volume of biodiesel and refined glycerin by 117% combined with a decrease in overall feedstock costs by 15% to $674.

Operating Expenses

R&D

Nine Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$160	$191	$(31)	-16%
India	-	-	-	-

Total	$160	$191	$(31)	-16%

The decrease in R&D expenses in our North America segment for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to decreases in rent, amortization of intangibles, other expenses of $137 thousand offset by increases in supplies and utilities of $46 thousand and professional fees of $60 thousand in the nine months ended September 30, 2019.

Selling, General & Administrative (SG&A)

Nine Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change

North America	$9,972	$10,580	$(608)	-6%
India	2,743	709	2,034	287%

Total	$12,715	$11,289	$1,426	13%

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

North America.  SG&A expenses as a percentage of revenue in the nine months ended September 30, 2019 were consistent at 9% as compared to the corresponding period of 2018. The decrease in SG&A expenses was primarily due to decreases in professional fees of $0.3 million, and salaries, supplies, and other expenses of $0.3 million, and other expenses of $0.5 million due to grant receipts charged against the expenses partially offset by increases in insurance and penalties on property taxes of $0.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

India.  SG&A expenses as a percentage of revenue in the nine months ended September 30, 2018 increased to 9% as compared to 4% in the corresponding period of 2018. Overall SG&A expenses increased period over period due to increases in operational support charges of $1.3 million, salaries of $146 thousand, supplies and other services of $270 thousand, utilities of $282 thousand, and marketing, professional fees and other expenses of $32 thousand.

Other Income and Expense

Other (Income)/Expense. Other (income) expense consists primarily of interest and amortization expense attributable to our debt facilities and those of our subsidiaries. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense.

Nine Months Ended September 30 (in thousands)

	2019	2018	Inc/(dec)	% change
North America
Interest rate expense	$15,240	$12,949	$2,291	18%
Debt related fees and amortization expense	3,565	6,395	(2,830)	-44%
Accretion of Series A preferred units	1,509	-	1,509	100%
Loss contingency on litigation	6,200	-	6,200	100%
Other income	(228)	(12)	(216)	1800%

India
Interest rate expense	332	446	(114)	-26%
Other (income) /expense	(773)	14	787	5621%

Total	$25,845	$19,792	$7,627	39%

North America. Interest expense was higher during the nine months ended September 30, 2019 due to higher debt balances of principal and interest on our Senior Notes and Subordinated Notes. The decrease in amortization expense in the nine months ended September 30, 2019 was mainly due to an absence of immediate expense of fees compared to immediate expense of redemption fees of $3.1 million and $0.5 million waiver fees on Amendment No. 14 in the first quarter of 2018 due to troubled debt restructuring during the nine months ended September 30, 2018. According to accounting treatment for Series A Preferred Unit financing, we have to accrete the change in the redemption value over the estimated redemption period of six years. We recorded the accretion of $1.5 million for the nine months ended September 30, 2019. In addition, based on the judgment given in the EdenIQ litigation, we recorded a $6.2 million in loss on contingency during the nine months ended September 30, 2019. The increase in other income was due to increase in $120 thousand in sub rental income of the Cupertino office, recognition of $18 thousand income on excess penalties reversal, reversal of the change in fair value of SARs of $83 thousand, the receipt of $42 thousand refund on overpaid insurance, and $90 thousand of income for land usage in the CO2 Project, offset by fully amortized guarantee fees of $125 thousand.

India. Interest expense decreased as a result of more payments than draws on two working capital loans in the nine months ended September 30, 2019. The increase in other income of $0.8 million was caused primarily by release of long-standing accounts payable and interest on these payables as matters closed legally.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.9 million at September 30, 2019, of which $0.2 million was held in our North American entities and $0.7 million was held in our Indian subsidiary. Our current ratio at September 30, 2019 was 0.22 compared to a current ratio of 0.24 at December 31, 2018. We expect that our future available capital resources will consist primarily of cash generated from operations, Liquidity Reserve Notes, EB-5 program borrowings, senior debt, subordinated debt and any additional funds raised through sales of preferred units.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$919	$1,188
Current assets (including cash, cash equivalents, and deposits)	12,605	10,311
Current and long term liabilities (excluding all debt)	47,897	32,286
Current & long term debt	195,538	175,117

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of September 30, 2019, the EB-5 escrow account is holding funds in the amount of $0.5 million from one investor pending approval by the USCIS. The balance of $0.5 million is expected to be released from the escrow account in 2019.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. As of September 30, 2019, the EB-5 escrow funding of $2.5 million was released to the Company. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

Management believes that through the following actions, the Company will have the ability to generate capital liquidity to carry out the business plan:

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

At September 30, 2019, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $102.5 million, not including the promissory note and GAFI Loans. The current maturity date for the Third Eye Capital Notes is April 1, 2020; provided, however, that pursuant to Amendment No. 14, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2021 upon notice and payment of a 5% extension fee which can be paid with cash from operations or with some other source of low cost debt, or can be added to debt as senior debt. In addition, we borrowed $2.1 million on promissory note with Third Eye Capital on Feb 27, 2019 and the outstanding balance was $2.8 million as of September 30, 2019. We intend to repay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes, a senior debt refinancing and/or equity financing.

At September 30, 2019, GAFI’s outstanding balance of principal, interest and fees, net of discounts, on all GAFI Loans equaled $29.4 million. The current maturity date for the GAFI Loans is July 10, 2020 with an option to extend the maturity to July 10, 2021. GAFI intends to repay the GAFI Loans through proceeds from the issuance of a GAFI EB-5 offering. Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities in the past as described in further detail in “Part I, Item 1. Financial Statements – Note 4. Debt.”  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

As of September 30, 2019, the Company has $8.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes until April 1, 2020.

We also rely on our working capital lines with J.D. Heiskell in California, and Gemini and Secunderabad Oils in India to fund our commercial arrangements for the acquisitions of feedstock. J.D. Heiskell currently provides us with working capital for the Keyes plant, Gemini currently provides us with working capital for the Kakinada plant.  The ability of J.D. Heiskell and Gemini to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

The below table describes the changes in current and long-term debt during the nine months ended September 30, 2019:

	Change in total debt	$20,421
Increases to debt:
Accrued interest	15,502
Amendment No.15 wavier fee added to redemption fee	1,000
Feb 2019 Promissory note including $0.1 million withheld as fees by TEC	2,782
Sub debt extension fees	680
India working capital draws and changes due to foreign currency	34,426
GAFI Amendment No. 2 draw	2,094
EB-5 Phase 2 investment received	1,000
GAFI debt renewal fee	500
Change in debt issuance costs, net of amortization	918
Total increases to debt		$58,902
Decreases to debt:
Principal and interest payments to senior lender	(173)
Interest payments to EB-5 investors	(105)
Principal, fees and interest payments on working capital loans in India	(36,063)
GAFI interest and principal payments	(2,140)
Total decreases to debt		$(38,481)

Working capital changes resulted in (i) a $4.3 million increase in accounts receivable due to increase in sales by India operations which caused the receivable balance in India to increase by $3.7 million and the $0.6 million increase in North America entities, (ii) a $2.6 million decrease in inventories was mainly due to conversion of $2.4 million of raw material in India operations and a $0.2 million decrease in the North America entities, (iii) a $0.4 million decrease in prepaid expenses mainly due to recognition of $0.1 million McAfee guarantee fees expensed and $0.3 million in insurance prepaid and other prepaid recognized in North America entities, and (iv) a $1.2 million increase in other assets consisting of a $0.4 million decrease in North America entities offset by a $1.7 million increase in India operations mainly due to bank guarantee deposits set aside for OMC contracts.

Net cash used by operating activities during the nine months ended September 30, 2019 was $1.1 million, net of non-cash charges of $9.0 million, net changes in operating assets and liabilities of $21.7 million and net loss of $31.8 million. The non-cash charges consisted of (i) $3.6 million in amortization of debt issuance costs and patents, (ii) $3.3 million in depreciation expenses, (iii) $0.6 million in stock-based compensation expense, (iv) $1.5 million in recognition of accretion on Series A preferred units, and (v) $80 thousand gain on fair value of SARs liability. Net changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $4.3 million and other assets of $0.2 million, partially offset by: (i) a $3.4 million increase in accounts payable, (ii) a $2.6 million decrease in inventories, (iii) a $6.6 million increase in other liabilities, (iv) a $0.4 million decrease in prepaids, and (v) a $13.3 million increase in accrued interest.

Cash used by investing activities consists of capital expenditures of $4.3 million from North America entities and $0.8 million from our UBPL operations.

Cash provided by financing activities was $5.9 million, consisting primarily of $1.7 million received from the Series A Preferred Unit issuance, $1.4 million received as grant awards, $2.7 million received from Third Eye Capital promissory note, $1.0 million received from EB-5 investments, and $34.5 million from working capital partners in India for their operations, partially offset by payments of $35.6 million in principal to working capital partners in India for their operations. GAFI had a $1.0 million of borrowings and $0.7 million in payments including maturity renewal fee of $0.5 million on GAFI notes.

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

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2019.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2019, we issued 113 thousand shares of our common stock to two subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3.
Defaults Upon Senior Securities.

No events of default have occurred on the senior securities during the three months ended September 30, 2019

Item 4.
Mine Safety Disclosures.

None

Item 5.
Other Information.

None

Item 6.
Exhibits.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2019