Form 10-K
period 2019-12-31
AEMETIS, INC
filed 2020-03-12
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,265,680 as of June 30, 2019 based on the average bid and asked price on the NASDAQ Global Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on February 29, 2020 was 20,571,187 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Item 1. Business

General

We are an international renewable fuels and biochemicals company focused on the production of advanced renewable fuels and chemicals through the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products primarily through the conversion of first-generation ethanol and biodiesel plants into advanced biorefineries. We operate in two reportable geographic segments: “North America” and “India.” For revenue and other information regarding our operating segments, see Note 12 - Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

We were incorporated in Nevada in 2006.

We own and operate a 60 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold to local dairies and feedlots as animal feed. The primary feedstock used for the production of ethanol at the Keyes Plant is number two yellow dent corn. The corn is procured by J.D. Heiskell from various Midwestern grain facilities and shipped via Union Pacific Rail Road to an unloading facility adjacent to the Keyes Plant.

During the third quarter of 2017, we entered into an agreement with a major industrial gas company, The Messer Group (“Messer”), to sell carbon dioxide (“CO2”) produced at the Keyes Plant to Messer for conversion into liquid CO2. In the fourth quarter of 2018, we finished purchasing a 5.2-acre parcel of land next to the Keyes Plant and leased the land to Messer to build a gas compression plant and piping structure to connect to the CO2 produced at the adjacent Keyes Plant (the “CO2 Project”). The Aemetis portion of the CO2 Project construction was completed in January 2020, and we expect to commence operations and revenue from this project in the second quarter of 2020.

We also lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech Technology (“LanzaTech”) and InEnTec Technology (“InEnTec”) to build a cellulosic ethanol production facility (the “Riverbank Cellulosic Ethanol Facility”) capable of converting local California waste biomass – principally agricultural waste – into ultra-low carbon intensity renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers (“RINs”) and California’s Low Carbon Fuel Standard (“LCFS”) credits.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane digesters at local dairies near the Keyes Plant, many of whom are already customers of the WDG produced at the Keyes Plant. The digesters are connected by a pipeline to a gas cleanup and compression facility to produce Renewable Natural Gas (“RNG”). ABGL has signed participation agreements with over a dozen local dairies near the Keyes Plant in order to capture their methane, which would otherwise be released into the atmosphere, primarily from manure wastewater lagoons. We plan to capture methane from multiple dairies and pipe the gas to a centralized location at our Keyes Plant. The impurities of the methane will then be removed and cleaned into bio-methane for injection into the local utility pipeline or to a renewable compressed natural gas (“RCNG”) truck loading station that will service local trucking fleets to displace diesel fuel.  The bio-methane can also be used in our Keyes Plant to displace petroleum-based natural gas. The environmental benefits of the ABGL project are significant because dairy biogas has a negative carbon intensity (“CI”) under the California LCFS and will also receive D3 RINs under the federal Renewable Fuel Standard (“RFS”). ABGL has constructed the first two digesters, and has begun construction of our pipeline in the first quarter 2020 with an expected operational date during the second quarter of 2020.

During 2017, Goodland Advanced Fuels, Inc. (“GAFI”) was formed to acquire land, buildings and process equipment in Goodland, Kansas for the construction and development of a next generation biofuel facility for $15.4 million. GAFI entered into a Note Purchase Agreement with Third Eye Capital Corporation (“Third Eye Capital”). GAFI, the Company and its subsidiary Aemetis Advanced Product Keyes (“AAPK”) also entered into separate Intercompany Revolving Notes, pursuant to which GAFI may lend a portion of the proceeds of the revolving loan under the Note Purchase Agreement to AAPK. On December 31, 2019, Aemetis exercised an option it was granted in connection with the foregoing to purchase all of the capital stock of GAFI and has future plans to construct an advanced biofuels facility at the Goodland site. Prior to December 31, 2019, GAFI was consolidated into the financial statements as a variable interest entity.

We entered into an agreement to purchase equipment from Mitsubishi on August 24th, 2018. We began the equipment installation in the first quarter of 2020. The agreement allowed for deferred payments of the equipment until the unit begins operations in the second quarter of 2020. The Mitsubishi Zebrex system allows for the progressive electrification of the Keyes facility by decreasing the natural gas usage at the facility. The Zebrex unit does this by decreasing steam usage in the distillation section of the Keyes facility. This project decreases the carbon intensity of the Keyes ethanol facility, allowing Aemetis to realize a higher price for the ethanol sold.

We also own and operate a biodiesel production facility in Kakinada, India (the “Kakinada Plant”) with a nameplate capacity of 150 thousand metric tons per year, or about 50 million gallons per year. We believe the Kakinada Plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada Plant is capable of processing a variety of vegetable oils and animal fat waste feedstocks into biodiesel that meet international product standards. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive and other industries.

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

We hold certain exclusive rights to the LanzaTech and InEnTec technologies (the “LanzaTech and InEnTec Technologies”) for the conversion agricultural orchard , forest, dairy, and construction and demolition waste into an ultra-low carbon renewable fuel referred to in the biofuels industry as “cellulosic ethanol”. We intend to utilize this technology to produce cellulosic ethanol from agricultural biomass waste abundantly available from orchard waste wood and nutshells in the California Central Valley at the Riverbank Cellulosic Ethanol Facility. Our planned first phase has an estimated twelve million gallons per year nameplate capacity. We intend to expand production facilities to an estimated 36 million gallons per year nameplate capacity, and build additional plants in California to utilize the estimated 1.6 tons of waste orchard wood, as well as other waste wood and nutshell feedstocks.

Diversify and expand revenue and cash flow by continuing to develop and adopt value-added by-product processing systems and optimize other systems in our existing plants. In April 2012, we installed a DCO extraction unit at the Keyes Plant and began extracting corn oil for sale into the livestock feed market. During 2014, we installed a second oil extraction system to further improve corn oil yields from this process. During 2017, we entered into agreements to sell substantially all of the CO2 produced at the Keyes Plant to Messer, who is building a liquid CO2 capture plant adjacent to the Keyes Plant that is expected to begin operations in the second quarter of 2020. We have plans to install mechanical vapor recovery (“MVR”) technology that allows for the compression of process vapor to steam resulting in reduction of water usage and energy consumption. Additionally, we have developed the Aemetis Integrated Microgrid Solutions (AIMS) that allows for the displacement of natural gas electricity with carbon-free electricity, which began construction [at our partner dairy locations] in the first quarter of 2020. We continue to evaluate and, as allowed by available financing and free cash flow from operations, adopt additional value-added processes that decrease costs and increase the value of the ethanol, WDG, DCO and CO2 produced at the Keyes Plant.

Leverage our position as a plant operator to develop additional streams of revenues and profitability. In December 2018, we leveraged our relationship with California’s Central Valley dairy farmers by signing leases and raising funds to construct the ABGL Central Dairy Digester Cluster, constructing dairy digesters that collect methane which will be conveyed by pipeline to our Keyes Plant. We have constructed our first two digesters, and will begin construction of our pipeline in the first quarter of 2020. In addition, we have signed agreements with approximately 20 additional dairies to construct additional dairy digesters. Additionally, we continue to evaluate technologies from our existing and planned operations for the development of the property in Goodland, Kansas.

Acquire, license our technologies to, or joint venture with other ethanol and biodiesel plants. There are approximately 200 ethanol plants and more than one hundred biodiesel plants that are operational in the U.S., as well as biofuels plants in Brazil, Argentina, India and elsewhere in the world that could be upgraded to expand revenues and improve their cash flow using technology commercially deployed or licensed by us. After developing and commercially demonstrating technologies at the Keyes, Kakinada and/or new Riverbank plants, we will evaluate on an opportunistic basis the benefit of acquiring ownership stakes in other biofuel production facilities and entering into joint venture or licensing agreements with other ethanol, renewable diesel or renewable jet fuel facilities.

Evaluate and pursue technology acquisition opportunities. We intend to evaluate and pursue opportunities to acquire technologies and processes that result in accretive value opportunities as financial resources and business prospects make the acquisition of these technologies and processes advisable. In addition, we may also seek to acquire companies, enter into licensing agreements or form joint ventures with companies that offer prospects for the adoption of technologies that would be accretive to earnings.

India

Capitalize on recent policy changes by the Government of India. We plan to continue to pursue the traditional bulk, fleet, industrial, retail, and transportation biodiesel markets in India, which we believe have become more economically attractive as a result of potential changes to government tax structures and policies, as well as new marketing channels that may open as a result changes to government policy changes. The rationalization of indirect taxation by the introduction of Goods and Services Tax (the “GST”), the introduction of biodiesel sales under government oil marketing company (“Government Oil Marketing Company”) contracts and the execution of contracts with major oil consumers are expected to drive revenue and margins in our India segment.

Pursue tender offers from Government Oil Marketing Companies. In 2019, under the Indian government mandate of mixing biodiesel with diesel, the Kakinada Plant won the tender to supply biodiesel to Government Oil Marketing Companies such as Hindustan Petroleum, Bharat Petroleum, and Indian Oil Corporation and began supplying biodiesel in May 2019. These tenders open annually, usually in December, soliciting bids for the following year. We plan to continue to pursue these tender offers made by the Government Oil Market Companies on economically reasonable terms.

Diversify our feedstocks from India. We designed our Kakinada Plant with the capability to produce biodiesel from multiple feedstocks. In 2009, we began to produce biodiesel from non-refined palm oil (“NRPO”). Between 2014 and 2019, we further diversified our feedstock to include animal oils and fats, which we used for the production of biodiesel to be sold into the European markets, refined, bleached & deodorized Palm Stearin, crude palm stearin, and RBD palm stearin. The byproduct of using RBD palm stearin is Palm Fatty Acid Distiller (“PFAD”), which can be further processed into biodiesel and sold, or sold directly into the market starting in the third quarter of 2019. Additionally, the Kakinada Plant is capable of producing biodiesel from used cooking oil (“UCO”); however, the importation of UCO is not currently allowed in India, and as a result, we are looking for a local supply source of UCO to expand our feedstock diversity. In 2018, we completed a pretreatment unit at the Kakinada Plant to convert up to 5% high free fatty acid (“FFA”) feedstocks into oil that can be used to produce biodiesel, which was further upgraded in 2019 to convert up to 20% high FFA feedstocks, both of which are available at lower cost than our traditional feedstocks.

Develop and commercially deploy technologies to produce high-margin products. We plan to continue investing in the conversion of lower quality, waste oils into higher value biofuels, including renewable diesel. Additionally, we continue to evaluate improvements to the throughput capacity and efficiency of the plant. We plan to invest in those areas that allow for more efficient and higher throughput for the processing of biodiesel and refined glycerin. The technologies for these conversion process may be licensed from third parties or internally developed.

Evaluate and pursue technology acquisition opportunities. We intend to evaluate and pursue opportunities to acquire technologies and processes that result in accretive earnings opportunities as financial resources and business prospects make the acquisition of these technologies and processes advisable. In addition, we may also seek to acquire companies, or enter into licensing agreements or form joint ventures with companies that offer prospects for the adoption of accretive earnings business opportunities.

2019 Highlights

North America

During 2019, we produced four products at the Keyes Plant:  denatured fuel ethanol, WDG, DCO, and CDS.  We sold 100% of the ethanol and WDG produced to J.D. Heiskell pursuant to a Purchase Agreement established with J.D. Heiskell (the “Heiskell Purchase Agreement”).  J.D. Heiskell in turn sells 100% of our ethanol to Kinergy Marketing LLC (“Kinergy”) and 100% of our WDG to A.L. Gilbert Co. (“A.L. Gilbert”), a local feed and grain business. We sell DCO directly to local animal feedlots as well as other feed mills for use in various animal feed products. Smaller amounts of CDS were sold to various local third parties as an animal feed supplement.

The following table sets forth information about our production and sales of ethanol and WDG in 2019 and 2018:

	2019	2018	% Change
Ethanol
Gallons Sold (in thousands)	64,708	65,596	-1.4%
Average Sales Price/Gallon	$1.77	$1.74	1.7%
WDG
Tons Sold (in thousands)	428	424	0.9%
Average Sales Price/Ton	$80.65	$76.38	5.6%

Ethanol pricing for sales to J.D. Heiskell is determined pursuant to a marketing agreement between Kinergy and us, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area as published by the Oil Price Information Service (“OPIS”), as well as quarterly contracts negotiated by Kinergy with numerous fuel blenders.  The price for WDG is determined monthly, and depending on market conditions quarterly, pursuant to a marketing agreement between A.L. Gilbert and us, and is generally determined in reference to the local price of dry distillers grains (“DDG”), corn, and other protein feedstuffs.

India

In 2019, we primarily produced two products at the Kakinada Plant: biodiesel and refined glycerin produced from further processing of the crude glycerin produced as a by-product of the production of biodiesel. After the 2019 pretreatment unit upgrade, we can convert high-FFA oil into a renewable oil feedstock that that may be converted into biodiesel and sold to biodiesel market plants in India or exported to foreign plants to use for the production of biodiesel, renewable diesel and/or jet fuel. The byproduct of processing high-FFA oil into biodiesel is PFAD, which can be processed further into biodiesel or sold directly into the market starting in the third quarter of 2019.

The following table sets forth information about our production and sales of biodiesel and refined glycerin in 2019 and 2018:

	2019	2018	% Change
Biodiesel
Tons sold (1)	46,971	19,846	136.7%
Average Sales Price/Ton	$904	$857	5.5%
Refined Glycerin
Tons sold	5,173	4,748	9.0%
Average Sales Price/Ton	$543	$941	-42.3%
(1)
1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

On January 25, 2018, Goods and Services Tax (“GST”) was reduced from 18% to 12%, which favorably impacted revenues in 2018 and 2019.

Competition

North America

According to the U.S. Energy Information Agency (the “EIA”), there were approximately 200 operating commercial ethanol production facilities in the U.S. with a combined nameplate production of approximately 17 billion gallons per year at the end of 2019. The EIA short-term U.S. ethanol production forecast for 2020 is approximately 16.2 billion gallons. The production of ethanol is a commodity-based business where producers compete on the basis of price. We sell ethanol into the Northern California market, which currently has capacity to supply about 220 million gallons annually from plants located within California. However, since insufficient production capacity exists in California to supply the state’s total fuel ethanol consumption (in excess of 1.5 billion gallons annually), we compete with ethanol transported into California from Midwestern producers. Similarly, our co-products are, principally WDG and DCO, sold into local California markets and compete with DDG and corn oil imported into the California markets as well as with alternative feed products.

India

With respect to biodiesel sold as fuel, we compete primarily with the producers of petroleum diesel, consisting of the three Government Oil Marketing Companies: Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies: Reliance Petroleum and Essar Oil, all of whom have significantly larger market shares than we do and control a significant share of the distribution network. These competitors also purchase our product for blending and further sales to their customers. We compete primarily on the basis of price, quality and reliable delivery, since our plant can produce distilled biodiesel and we have historically been a more reliable and high-quality supplier than some other biodiesel producers in India.

With respect to biodiesel sold directly to fleets and other customers, we supply logistics companies that operate fleets of trucks, ocean port facilities with extensive trucking activities, beverage distributors, cement ready-mix suppliers, mining companies, infrastructure companies, and other companies that use diesel for transportation.

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

India

During 2019, we derived 89%, 6%, and 5% of our sales from biodiesel, refined glycerin, and other sales respectively. Three of our biodiesel customers accounted for more than 10% of our consolidated India segment revenues at 33%, 15% and 13%. Approximately 48% of the biodiesel revenue of our consolidated India segment revenues came from supplying Government Oil Marketing Companies under the 2019 tender contract. None of our refined glycerin customers accounted for more than 10% of our consolidated India segment revenues in 2019. During 2018, we derived 79% and 21% of our sales from biodiesel and refined glycerin respectively. Two of our biodiesel customers accounted for more than 10% of our consolidated India segment revenues at 53% and 13%. None of our refined glycerin customers accounted for more than 10% of our consolidated India segment revenues in 2018.

Pricing

North America

Ethanol pricing for the ethanol we sell to J.D. Heiskell is determined pursuant to a marketing agreement between Kinergy and us and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area in California, as published by OPIS, as well as the terms of quarterly contracts negotiated by Kinergy with local fuel blenders and available premiums for fuel with low carbon intensity as provided by California’s LCFS. The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us and is generally determined in reference to the price of DDG, corn and other protein feedstuffs, based on local pricing in California’s Central Valley.

India

In India, the price of biodiesel is based on the price of petroleum diesel, which floats with changes in the price determined by the international markets. In 2019, India changed to a daily dynamic pricing model where diesel prices are changed on daily basis by the Government Oil Marketing Companies. Biodiesel sold into Europe is based on the spot market price, but a recent Indian government ban on exports closed this market for the Company for the time being. We sell our biodiesel primarily to Government Oil Marketing Companies, transport companies, resellers, distributors and private refiners on an as-needed basis. We have no long-term sales contracts. Our biodiesel pricing is related to the price of petroleum diesel, and the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations.

Raw Materials and Suppliers

North America

We entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell in March 2011, which we amended in May 2013 (the “Heiskell Supply Agreement”). Under the Heiskell Supply Agreement, we agreed to procure number two yellow dent corn from J.D. Heiskell, with the ability to obtain corn from other sources subject to certain conditions. However, in 2018 and 2019, all of our corn supply was purchased from J.D. Heiskell pursuant to the Heiskell Supply Agreement. Title to the corn and risk of loss pass to us when the corn is deposited into our weigh scale. The agreement is automatically renewed for additional one-year terms. The current term is set to expire on December 31, 2020, with automatic renewals for additional one-year terms.

India

In 2019, a significant amount of our biodiesel was derived from processing RBD palm stearin, which was sourced locally. The byproduct of using RBD palm stearin is PFAD, which can be processed further into biodiesel or sold directly into the market starting in the third quarter of 2019. In addition, PFAD can be sold into the market as a product starting in the third quarter of 2019. In 2018, a significant amount of our biodiesel was derived from processing crude palm stearin, which was imported from Indonesia, and the remaining portion was derived from refining feedstocks based on animal fats. In addition to feedstock, the Kakinada Plant requires quantities of methanol and chemical catalysts for use in the biodiesel production process. These chemicals are also readily available and sourced from a number of suppliers surrounding the Kakinada Plant. We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

Sales and Marketing

North America

As part of our obligations under the Heiskell Supply Agreement, we entered into the Heiskell Purchase Agreement, pursuant to which we granted J.D. Heiskell exclusive rights to purchase 100% of the ethanol and WDG we produce at prices based upon the price established by the marketing agreements with Kinergy and A.L. Gilbert. In turn, J.D. Heiskell agreed to resell all the ethanol to Kinergy (or any other purchaser we designate) and all of the WDG to A.L. Gilbert.

In March 2011, we entered into a WDG Purchase and Sale Agreement with A.L. Gilbert, pursuant to which A.L. Gilbert agreed to market, on an exclusive basis, all of the WDG we produce. The current term is set to expire on December 31, 2020 with automatic one-year renewals.

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol. The current term is set to expire on August 31, 2020 with automatic one-year renewals.

We sell our DCO and CDS directly to local third-party animal feedlots.

India

We sell our biodiesel and refined glycerin to (i) end-users utilizing our own sales force and independent sales agents, (ii) brokers who resell the product to end-users and (iii) Government Oil Marketing Companies. We pay a sales commission on sales arranged by independent sales agents.

Commodity Risk Management Practices

North America

The cost of corn and the price of ethanol are volatile and the correlation of the pricing of these commodities form the basis for the profit margin at our Keyes Plant. We are, therefore, exposed to commodity price risk. Our risk management strategy is to operate in the physical market by purchasing corn and selling ethanol on a daily basis at the then prevailing market price. We monitor these prices daily to test for an overall positive variable contribution margin. We periodically explore and utilize methods of mitigating the volatility of our commodity prices. During 2018 and 2019, we offered three-month WDG contracts to our customers, which we offset with the purchase of corn basis, allowing us to fix a portion of the margin at the Keyes Plant. We continued with three-month WDG contracts to our customers in 2020.

India

The cost of crude palm stearin and the price of biodiesel are volatile and are generally uncorrelated. We therefore are exposed to ongoing and substantial commodity price risk at our Kakinada plant. Our risk management strategy is to produce biodiesel in India only when we believe we can generate positive gross margins and to idle the Kakinada Plant during periods of low or negative gross margins. Additionally, we are pursuing relationships with large oil companies and trading partners pursuant to which we may match the procurement of feedstocks with the production of biofuels for sales that provide a fixed margin.

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

Research and Development

Our research and development efforts consist of developing, evaluating, and commercializing technologies and expanding the production of cellulosic ethanol and other renewable bio-chemicals in the United States and India. The objective of this development activity is to bring efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals on a large-scale, commercial basis. Some of our innovations are protected by issued or pending patents. We are developing additional technology and expect to file additional patents that will further strengthen our intellectual property portfolio. We expect to continue to file and protect patents related to our business and future plans.

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

Research and development expense was $0.2 million respectively, in the years ended December 31, 2019 and 2018.

Patents and Trademarks

We filed a number of trademark applications within the U.S.  We do not consider the success of our business, as a whole, to be dependent on these trademarks.  In addition, we hold nine awarded patents in the United States.  Our patents cover processes to break down plant biomass and a technology to convert carbon chain chemical structures.  We intend to develop, maintain and secure further intellectual property rights and pursue new patents to expand upon our current patent base. In December 2018, the Company wrote off $0.9 million of patents associated with the Z-microbeTM and enzymatic processes to facilitate the degradation of certain plant biomass as the Company no longer plans to commercially develop the technologies itself and to free up resources to pursue other technologies.

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

Environmental and Regulatory Matters

North America

The EPA finalized the 2020 volume requirements and associated percentage standards that apply under the RFS for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel.

The final volumes requirements are set forth below and represent continued growth over historic levels. The final percentage standards meet or exceed the volume targets specified by Congress for total renewable fuel, biomass-based diesel and advanced biofuel.

	Renewable Fuel Volume Requirements for 2016-2020
Year	2016	2017	2018	2019	2020
Cellulosic biofuel (million gallons)	230	311	288	418	590
Biomass-based diesel (billion gallons)	1.9	2.0	2.1	2.1	2.43
Advanced biofuel (billion gallons)	3.61	4.28	4.29	4.92	5.09
Renewable fuel (billion gallons)	18.11	19.28	19.29	19.92	20.09
Source: Environmental Protection Agency – 40 CFR - Parts 79 and 80 – 12/19/2019

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes. If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant. If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties. While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any such material contamination or third-party claims. Based on our current assessment of the environmental and regulatory risks, we have not accrued any amounts for environmental matters as of December 31, 2019. The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

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

Employees

At December 31, 2019, we had a total of 160 employees, comprised of 14 full-time employees in our corporate offices, 37 full-time equivalent employees at the Keyes Plant, and 109 full-time equivalent employees in India.

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

Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities.  As of December 31, 2019, we had an accumulated deficit of approximately $237.4 million. For our fiscal years ended December 31, 2019 and 2018, we reported a net loss of $39.5 million and $36.3 million, respectively. We may incur losses for an indeterminate period of time and may not achieve consistent profitability.  We expect to rely on cash on hand, if any, generated from our operations, borrowing availability, if any, under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business.  In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default on our existing debt agreements if we are unable to meet our payment schedules. An extended period of losses or negative cash flow may prevent us from successfully operating and expanding our business.

Our indebtedness and interest expense could limit cash flow and adversely affect operations and our ability to make full payment on outstanding debt.

For the year ended December 31, 2019, we recognized $21.1 million in interest rate expense (excludes debt related fees and amortization expense). Our high levels of interest expense pose potential risks such as:

●
Any cash flows after covering the operations if any are used to pay principal and interest on debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, research and development and other general corporate purposes;
●
Insufficient cash flows from operations may force us to sell assets, or seek additional capital, which we may not be able to accomplish on favorable terms, if at all; and
●
The level of indebtedness may make us more vulnerable to economic or industry downturns.

In July 2017, we entered into a limited guaranty with Third Eye Capital in connection with a note purchase agreement entered into by GAFI and Third Eye Capital (the “GAFI Debt”). We exercised our option to acquire the all capital stock of GAFI on December 31, 2019. As of December 31, 2019, GAFI’s outstanding balance of principal, interest and fees on the GAFI Debt equaled $30.6 million, excluding debt discounts.  Any inability to repay the GAFI Debt to Third Eye Capital would limit our cash flow and adversely affect our operations.

Our business is dependent on external financing and cash from operations to service debt and provide future growth.

The adoption of new technologies at our ethanol and biodiesel plants, the development of the Riverbank Cellulosic Ethanol Facility and bio-methane digesters at local dairies near our Keyes Plant, and our working capital requirements are financed in part through debt or debt-like facilities.  We may need to seek additional financing to continue or grow our operations.  However, generally unfavorable credit market conditions may make it difficult to obtain necessary capital or additional debt financing on commercially viable terms or at all.  If we are unable to pay our debt, we may be forced to delay or cancel capital expenditures, sell assets, restructure our indebtedness, seek additional financing, or file for bankruptcy protection.  Debt levels or debt service requirements may limit our ability to borrow additional capital, make us vulnerable to increases in prevailing interest rates, subject our assets to liens, limit our ability to adjust to changing market conditions, or place us at a competitive disadvantage to our competitors.  Should we be unable to generate enough cash from our operations or secure additional financing to fund our operations and debt service requirements, we may be required to postpone or cancel growth projects, reduce our operations, or may be unable to meet our debt repayment schedules.  Any one of these events would likely have a material adverse effect on our operations and financial position.

There can be no assurance that our existing cash flow from operations will be sufficient to sustain operations and to the extent that we are dependent on credit facilities to fund operations or service debt, there can be no assurances that we will be successful at securing funding from our senior lender or significant shareholders. Should we require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to us.  Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) and Secunderabad Oils Limited (“SOL”), who are currently providing us with working capital for our Kakinada Plant.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of Gemini and SOL to continue to provide us with working capital depends in part on the financial strength of them and their banking relationships.  If Gemini and SOL are unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  Our ability to enter into commercial arrangements with feedstock suppliers in California depends on maintaining our operations agreement with J.D. Heiskell, who is currently providing us with working capital for our Keyes Plant.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of J.D. Heiskell to continue to provide us with working capital depends in part on the financial strength of J.D. Heiskell and its banking relationships.  If J.D. Heiskell is unable or unwilling to continue to provide us with working capital, our business may be negatively affected. Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

 We may be unable to repay or refinance our Third Eye Capital Notes upon maturity.

Under our note facilities with Third Eye Capital, we owe approximately $141.4 million, including the GAFI Debt and excluding debt discounts, as of December 31, 2019. Our indebtedness and interest payments under these note facilities are currently substantial and may adversely affect our cash flow, cash position and stock price.  The current maturity date of these notes is 2020, which can be further extended to 2021 upon payment of certain fees.  We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes.  We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the maturities of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we are unable to amend our current note purchase agreement with Third Eye Capital, our ability to pay dividends could be restrained.

We are dependent upon our working capital agreements with J.D. Heiskell, Gemini Edibles and Fats India Private Limited and Secunderabad Oils Limited.

Our ability to operate our Keyes Plant depends on maintaining our working capital agreement with J.D. Heiskell, and our ability to operate the Kakinada Plant depends on maintaining our working capital agreements with Gemini and SOL. The Heiskell Agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that J.D. Heiskell may terminate the agreement by notice 90 days prior to the end of the initial term or any renewal term.  The current term extends through December 31, 2020.  In addition, the agreement may be terminated at any time upon an event of default, such as payment default, bankruptcy, acts of fraud or material breach under one of our related agreements with J.D. Heiskell.  The Gemini and SOL agreement may be terminated at any time by either party upon written notice.  If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn or milo supply, which we may be unable to do in a timely manner or at all.  If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

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

In addition, we intend to modify or adapt third party technologies at the Keyes Plant and at the Kakinada Plant to accommodate alternative feedstocks and improve operations.  After we design and engineer a specific integrated upgrade to either or both plants to allow us to produce products other than their existing products, we may not receive permission from the regulatory agencies to install the process at one or both plants.  Additionally, even if we are able to install and begin operations of an integrated advanced fuels and/or bio-chemical plant, we cannot assure you that the technology will work and produce cost effective products because we have never designed, engineered nor built this technology into an existing bio-refinery.  Similarly, our plans to develop the Riverbank Cellulosic Ethanol Facility, construct a bio-methane digester, pipeline and gas cleanup system near our Keyes plan, to add a CO2 conversion unit, the integrated microgrid, the MVR project, or the Mitsubishi dehydration system at the Keyes Plant may not be successful as a result of financing, issues in the design or construction process, or our ability to sell liquid CO2 at cost effective prices or achieve the anticipated energy savings. Any inability to execute our business plan may have a material adverse effect on our operations, financial position, ability to pay dividends, and ability to continue as a going concern.

We may not be able to recover the costs of our substantial investments in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than we anticipate.

Our strategy calls for continued investment in capital improvements and additions. For example, we are currently developing the Riverbank Cellulosic Ethanol Facility in Riverbank, CA to utilize the licensed LanzaTech and InEnTec Technologies to convert local California surplus biomass into ultra-low carbon renewable cellulosic ethanol, constructing a network of biogas digesters, pipelines and gas cleanup systems near our Keyes Plant to convert dairy waste gas into renewable bio-methane and evaluating the Goodland facility in Goodland, KS for construction of an additional cellulosic ethanol facility. The construction of these capital improvements and additions involve numerous regulatory, environmental, political and legal uncertainties, many of which are beyond our control and may require the expenditure of significant amounts of capital, which may exceed our estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new ethanol and other biofuel facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, our revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand an existing facility or construct a new facility, the construction may occur over an extended period of time, and we may not receive any material increases in revenues or cash flows until the project is completed. As a result, the new facilities may not be able to achieve our expected investment return, which could adversely affect our results of operations.

 We are dependent on, and vulnerable to any difficulties of, our principal suppliers and customers.

We buy all of the feedstock for the Keyes Plant from one supplier, J.D. Heiskell.  Under the Heiskell Supply Agreement, we are only permitted to purchase feedstock from other suppliers upon the satisfaction of certain conditions.  In addition, we have contracted to sell all of the WDG, CDS, corn oil and ethanol we produce at the Keyes Plant to J.D. Heiskell.  J.D. Heiskell, in turn, sells all ethanol produced at the Keyes Plant to Kinergy and all WDG and syrup to A.L. Gilbert.  If J.D. Heiskell were to fail to deliver adequate feedstock to the Keyes Plant or fail to purchase all the product we produce, if Kinergy were to fail to purchase all of the ethanol we produce, if A.L. Gilbert were to fail to purchase all of the WDG and syrup we produce, or if any of them were otherwise to default on our agreements with them or fail to perform as expected, we may be unable to find replacement suppliers or purchasers, or both, in a reasonable time or on favorable terms, any of which could materially adversely affect our results of operations and financial condition.

We may not receive the funds we expect under our EB-5 program.

Our EB-5 Phase I program allows for the issuance of up to 72 subordinated convertible promissory notes, each in the amount of $0.5 million due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million. As of December 31, 2019, $35.5 million have been raised through the EB-5 program, of which $35.0 million have been released from escrow, $0.5 million are held in escrow pending approval by the USCIS, and $0.5 million remain to be funded to escrow. Additionally, the USCIS could deny approval of the loans, and then we would not receive some or all of the subscribed funds. If the USCIS takes longer to approve the release of funds in escrow, or does not approve the loans at all, it would have a material adverse effect on our cash flows available for operations, and thus could have a material adverse effect on our results of operations.

On October 16, 2016, we launched our EB-5 Phase II program, allowing for the issuance of up to 100 subordinated convertible promissory notes, on substantially similar terms and conditions as those issued under our EB-5 Phase I program, for a total aggregate principal amount of up to $50.0 million. On November 21, 2019, the minimum investment was raised from $500,000 per investor to $900,000 per investor. As of December 31, 2019, $4.0 million have been raised through the EB-5 Phase II program, all of which have been released from escrow.

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

In the transportation fuels market, we compete with independent and integrated oil refiners, advanced biofuels companies, traditional biofuel companies and biodiesel companies. Refiners compete with us by selling traditional fuel products and some are also pursuing hydrocarbon fuel production using non-renewable feedstocks, such as natural gas and coal, as well as processes using renewable feedstocks, such as vegetable oil and biomass. We also expect to compete with companies that are developing the capacity to produce diesel and other transportation fuels from renewable resources in other ways.

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

We expect our U.S. operations to be substantially focused on the production of ethanol and its co-products for the foreseeable future. We may be unable to shift our business focus away from the production of ethanol to other renewable fuels or competing products. Accordingly, an industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol, which could materially and adversely affect our sales and profitability.

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

We may be liable for the investigation and cleanup of environmental contamination at our facilities and at off-site locations where we arrange for the disposal of hazardous substances.  If hazardous substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, we may be responsible under CERCLA or other environmental laws for all or part of the costs of investigation and remediation, and for damage to natural resources.  We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

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

Emissions of carbon dioxide resulting from manufacturing ethanol are subject to permit requirements.  If new laws or regulations are passed relating to the production, disposal or emissions of carbon dioxide, we may be required to incur significant costs to comply with such new laws or regulations.

Our business is affected by greenhouse gas and climate change regulation.

The operations at our Keyes Plant will result in the emission of CO2 into the atmosphere.  In March 2010, the EPA released its final regulations on the RFS.  We believe the EPA’s final RFS regulations grandfather the Keyes Plant we operate at its current capacity. However, compliance with future legislation may require us to take action unknown to us at this time that could be costly, and require the use of working capital, which may or may not be available, preventing us from operating as planned, which may have a material adverse effect on our operations and cash flow.

A change in government policies may cause a decline in the demand for our products.

The domestic ethanol industry is highly dependent upon a myriad of federal and state regulations and legislation, and any changes in legislation or regulation could adversely affect our results of operations and financial position.  Other federal and state programs benefiting ethanol generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and may be the subject of challenges, in whole or in part.  Growth and demand for ethanol and biodiesel is largely driven by federal and state government mandates or blending requirements, such as the RFS, which was implemented pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007 (the “EISA”). The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. However, legislation aimed at reducing or eliminating the renewable fuel use required by the RFS has been introduced in the United States Congress. Any change in government policies could have a material adverse effect on our business and the results of our operations.

Waivers of the RFS minimum levels of renewable fuels included in gasoline or of the requirements by obligate parties to comply with the regulations could have a material adverse effect on our results of operations.  Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement. Additionally, the EPA has exercised the authority to waive the requirements of the RFS for certain small refiners.  Any waiver of the RFS with respect to one or more states would reduce demand for ethanol and could cause our results of operations to decline and our financial condition to suffer. Further activity by the EPA to waive the requirements for small refiners could cause softening of pricing in the industry and cause our results of operations to similarly decline.

A critical state program is California's LCFS, which is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the fuel sold meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a CI score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer (the “Regulated Party”), is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel, and their blend stocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Credits can be traded. Any changes to California’s LCFS could cause our results of operations to decline and our financial condition to suffer.

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

In order to improve the operations of the Keyes Plant and execute on our business plan, we intend to modify the Keyes Plant to accommodate alternative feedstocks and new chemical and/or mechanical production processes, including an integrated microgrid, an MVR distillation system, the Mitsubishi dehydration system and other technologies.  We may not be able to successfully implement these modifications, and they may not function as we expect them to. These modifications may cost significantly more to complete than our estimates.  The Keyes Plant may not operate at nameplate capacity once the changes are complete.  If any of these risks materialize, they could have a material adverse effect on our results of operations and financial position.

We may be subject to liabilities and losses that may not be covered by insurance.

Our employees and facilities are subject to the hazards associated with producing ethanol and biodiesel.  Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and environmental damage.  We maintain insurance coverage in amounts, against the risks that we believe are consistent with industry practice, and maintain an active safety program.  However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage.  Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, manufacturing and scientific personnel, in particular our Chairman and Chief Executive Officer, Eric McAfee. We maintain key person insurance on our Mr. McAfee as our Chief Executive Officer for purposes of loan compliance, but do not maintain any key person insurance on our other executives. Competition for qualified personnel in the renewable fuel and bio-chemicals manufacturing fields is intense.  Our future success will depend on, among other factors, our ability to retain our current key personnel, and attract and retain qualified future key personnel, particularly executive management.  Failure to attract or retain key personnel could have a material adverse effect on our business and results of operations.

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

A substantial portion of our revenues is denominated in Indian rupees. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.  We do not currently engage in any formal currency hedging of our foreign currency exposure, and our results of operations may be adversely affected if the Indian rupee fluctuates significantly against the U.S. dollar.

We could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies which could limit our access to cash held in our Indian subsidiary to fund our U.S. operations or otherwise make investments where needed.

Our Indian operations could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. For instance, cash and cash equivalents were $0.7 million at December 31, 2019, of which $0.4 million was held in our North American entities and $0.3 million held in our Indian subsidiary. Cash held in our Indian subsidiary may not otherwise be available for servicing debt obligations, potential investment or use for operations in the United States. Moreover, even if we were to repatriate this cash back to the United States for use in U.S. investments, this cash could be subject to additional withholding taxes. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation. In addition, Indian regulations may impose restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for repayment of debt, operations or capital or other strategic investments. Our inability to access our cash where and when needed could impede our ability to service our debt obligations, make investments and support our operations.

We are a holding company and there are significant limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries and are dependent on cash distributions, dividends or other intercompany transfers of funds from our subsidiaries to finance our operations. Our subsidiaries have not made significant distributions to us and may not have funds available for dividends or distributions in the future. The ability of our subsidiaries to transfer funds to us will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service on their respective credit agreements. Our current credit agreement, the Third Eye Capital Note Purchase Agreement, as amended from time to time, as described in the Notes to Consolidated Financial Statements, requires us to obtain the prior consent of Third Eye Capital, as the Administrative Agent of the Note holders, to make cash distributions or any intercompany fund transfers. The ability of our Indian operating subsidiary to transfer funds to us is restricted by Indian laws and may be adversely affected by U.S. federal income tax laws. Under Indian laws, our capital contributions, or future capital contributions, to our Indian operation cannot be remitted back to the U.S. Remittance of funds by our Indian subsidiary to us may subject us to significant tax liabilities under U.S. federal income tax laws.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOL”) carried over from prior taxable years. As of December 31, 2019, we had U.S. federal NOL carryforwards of approximately $197.1 million and state NOL carryforwards of approximately $213.4 million. As of December 31, 2019, the federal NOL’s of $195.1 million and the state NOL’s of $213.4 million expire on various dates between 2027 and 2039. Due to the 2017 U.S. Tax Reform, U.S. federal NOLs post 2017 in the amount of $2.0 million have no expiration date.

In addition, disallowed interest expense under Code Sec. 163(j) of $43.5 million as of December 31, 2019 has no expiration date as it is carried forward indefinitely and treated as interest expense when utilized.

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

On December 22, 2017, President Trump signed into law the final version of H.R. 1, the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly reforms the Internal Revenue Code of 1986, as amended, with many of its provisions effective for tax years beginning on or after January 1, 2018. The 2017 Tax Act, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards, an indefinite net operating loss carryforward and the elimination of the two-year net operating loss carryback, temporary, immediate expensing for certain new investments and the modification or repeal of many business deductions and credits. We have examined the tax impact of the 2017 Tax Act and believe that all necessary adjustments have been accounted for.

Non-U.S. stockholders of our common stock, in certain situations, could be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common stock.

Our Keyes Plant (which constitutes a U.S. real property interest for purposes of determining whether we are a U.S. real property holding corporation (a “USRPHC”) under the Foreign Investment in Real Property Tax Act (“FIRPTA”)), currently accounts for a significant portion of our assets. The value of our Keyes Plant relative to our real property located outside of the United States and other assets used in our trade or business may be uncertain and may fluctuate over time. Therefore, we may be, now or at any time while a non-U.S. stockholder owns our common stock, a USRPHC. If we are a USRPHC, certain non-U.S. stockholders may be subject to U.S. federal income tax on gain from the disposition of our stock under FIRPTA, in which case such non-U.S. stockholders would also be required to file U.S. federal income tax returns with respect to such gain. Whether the FIRPTA provisions apply depends on the stock that a non-U.S. stockholder owns and whether, at the time such non-U.S. stockholder disposes of our common stock, such common stock is regularly traded on an established securities market within the meaning of the applicable U.S. Treasury regulations. Non-U.S. stockholders should consult with their own tax advisors concerning the U.S. federal income tax consequences of the sale, exchange or other disposition of our common stock.

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

The spread of the Coronavirus (COVID-19) could negatively impact our operations.

We have facilities located in California and India, and the employees working in those facilities may be at greater risk for exposure to and for contracting the Coronavirus, COVID-19. The U.S. Center for Disease Control, or the CDC, has reported known cases of COVID-19 in both California and India. The spread of COVID-19 in these locations may result in our employees being forced to work from home or missing work if they or a member of their family contract COVID-19. Additionally, the spread of COVID-19 may result in economic downturns in the markets in which we sell our products and lead to reduced demand for gasoline in such markets, each of which may impair demand for ethanol, harm our operations and negatively impact our financial condition.

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

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against EdenIQ and its CEO, Brian D. Thome. The lawsuit is based on EdenIQ’s wrongful termination of a merger agreement (the “Merger Agreement”) that would have effectuated the merger of the Company and EdenIQ (the “EdenIQ Merger”). The relief sought includes specific performance of the merger agreement and monetary damages, as well as punitive damages, attorneys’ fees, and costs. By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs.  All of the claims asserted by both the Company and EdenIQ have been denied or dismissed.  In February 2019, the Company and EdenIQ each filed motions seeking reimbursement of attorney fees and costs associated with the litigation. On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million and the Company recorded these fees in 2019. The Company’s ability to amend its claims and present its claims to the court or a jury could materially affect the court’s decision to award EdenIQ its fees and costs. In addition to further legal motions and a potential appeal of the Court’s summary judgment order, the Company plans to appeal the court’s award of EdenIQ’s fees and costs. However, we cannot predict the outcome of such appeal. Such appeal may also create a distraction for our management team and board of directors and require time and attention. Any litigation relating to the EdenIQ Merger could adversely impact our ability to execute our business plan, our financial condition and results of operations.

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

Our network infrastructure and internal technology systems may also be subject to other risks such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to our networks and systems to more sophisticated and targeted measures directed at us or our third-party service providers. Despite the implementation of cybersecurity measures including access controls, data encryption, vulnerability assessments, employee training, continuous monitoring, and maintenance of backup and protective systems, our network infrastructure and internal technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. While we have taken reasonable efforts to protect ourselves, and to date, we have not experienced any material breaches or material losses related to cyberattacks, we cannot assure that any of our security measures would be sufficient in the future.

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

Since 2007, we have been developing patent-pending enzyme technology to enable the production of ethanol from a combination of starch and cellulose, or from cellulose alone. In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  In December 2018, the Company wrote off $0.9 million of patents associated with the Z-microbeTM and enzymatic processes to facilitate the degradation of certain plant biomass as the Company no longer plans to commercially develop the technologies itself and to free up resources to pursue other methods. In 2018, in cooperation with a federally funded agency, we secured a grant from the California Energy Commission to optimize and demonstrate the effectiveness of ionic liquids technologies for breaking down biomass to produce cellulosic ethanol. To date, we have not completed a large-scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype or commercial scale production will occur.  Commercialization risks include economic financial feasibility at commercial scale, availability of funding to complete large-scale commercial plant, ability of ionic liquids to function at commercial scale and market acceptance of product.

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

On January 31, 2020, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Global Market pursuant to Nasdaq Listing Rule 5450(a)(1). We were provided with a compliance period of 180 calendar days, or July 29, 2020, to regain our compliance with the minimum bid price requirement.

On February 11, 2020, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the most recent publicly held shares information and the closing bid price of the Company’s common stock for the last 30 consecutive business days, we did not meet the minimum market value of publicly held shares (“MVPHS”) of $15,000,000 required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(3)(C). We were provided with a compliance period of 180 calendar days, or August 10, 2020, to regain our compliance with the MVPHS requirement.

Although we intend to continuously monitor the bid price of our common stock, we cannot be sure that we will be able to maintain the minimum bid price, MVPHS or other NASDAQ continued listing requirements in the future. If our common stock loses its listed status on The NASDAQ Global Market and we are not successful in obtaining a listing on another exchange, our common stock would likely trade on the over-the-counter market.

If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of our common stock would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, and Laird Q. Cagan, a former board member, in the aggregate, beneficially own 24.2% of our outstanding common stock. In addition, the other members of our Board and management, in the aggregate, excluding Mr. McAfee, beneficially own approximately 2.5% of our common stock. Our lender, Third Eye Capital, acting as principal and agent and its affiliates, beneficially own 2.2% of our common stock. As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions. See “Security Ownership of Certain Beneficial Owners and Management.” The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

The conversion of convertible securities and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment and reduce the voting power of your shares, impede our ability to obtain additional financing and cause us to incur additional expenses.

Our Series B convertible preferred stock is convertible into our common stock. As of December 31, 2019, there were 1.3 million shares of our Series B convertible Preferred Stock outstanding, convertible into 132,340 shares of our common stock on a 10 to 1 ratio. Certain of our financing arrangements, such as our EB-5 notes are convertible into shares of our common stock at fixed prices. Additionally, there are outstanding warrants and options to acquire our common stock issued to employees and directors. As of December 31, 2019, there were outstanding warrants and options to purchase 3.8 million shares of our common stock.

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

Ethanol Plant in Keyes, CA. The Keyes Plant is situated on approximately 11 acres of land and it contains 25,284 square feet of plant building and structures. The property is located next to Union Pacific railroad system to facilitate the transportation of raw materials. Our tangible and intangible assets, including the Keyes Plant, are subject to perfected first liens and mortgages as further described in Note 4. Debt, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

CO2 Land in Keyes, CA. On December 3, 2018, we acquired the 5.32 acres of parcel land next to our Keyes Plant. The land will be leased and utilized by Messer to receive CO2 from the Keyes Plant, and produce liquid CO2 for sale into local markets.

Cellulosic Ethanol Plant in Modesto, CA. On February 3, 2017, we entered into a lease agreement with City of Riverbank Local Redevelopment Authority for leasing of approximately 71,000 square feet. The space is leased for 5 years with 10 five-year extensions allowed. The space is being utilized to build the Riverbank Cellulosic Ethanol Facility.

Land, Building and Equipment in Goodland, KS. On December 31, 2019, we exercised our option to acquire all of the capital stock of GAFI, comprising of approximately 93 acres of land, approximately 34,992 square feet of buildings and equipment as part of a partially completed 40 million gallon per year dry-mill ethanol plant. Aemetis has future plans to deploy the cellulosic ethanol technology at the Goodland Plant.

We productively utilize the majority of the space in our corporate offices and the ethanol plant facilities. The lease with the City of Riverbank and the acquisition of GAFI are intended for future expansion and deployment of our cellulosic ethanol technology.

India

Biodiesel Plant in Kakinada, India. The Kakinada Plant is situated on approximately 32,000 square meters of land in Kakinada, India. The property is located 7.5 kilometers from the local seaport with connectivity through a third-party pipeline to the port jetty. The pipeline facilitates the importing of raw materials and exporting of finished products.

India Administrative Office. On April 2, 2019, we entered into three-year lease of approximately 1,000 square feet of office space to accommodate our principal administrative, sales and marketing facilities in Hyderabad, India.

We productively utilize the majority of the space in these facilities.

Item 3. Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendant EdenIQ, Inc. (“EdenIQ”).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity that would be primarily owned by Aemetis.  The lawsuit asserted that EdenIQ had fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology that the Company would not have done but for the Company’s belief that the merger would occur.  The relief sought included EdenIQ’s specific performance of the merger, monetary damages, as well as punitive damages, attorneys’ fees, and costs.   In response to the lawsuit, EdenIQ filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s use of EdenIQ’s name and trademark in association with publicity surrounding the merger.  Further, EdenIQ named Third Eye Capital Corporation (“TEC”) as a defendant in a second amended cross-complaint alleging that TEC had failed to disclose that its financial commitment to fund the merger included terms that were not disclosed. Finally, EdenIQ claimed that TEC and the Company concealed material information surrounding the financing of the merger.  By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs. In November 2018, the claims asserted by the Company were dismissed on summary judgment and the Company filed a motion to amend its claims, which remains pending. In December 2018, EdenIQ dismissed all of its claims prior to trial. In February 2019, the Company and EdenIQ each filed motions seeking reimbursement of attorney fees and costs associated with the litigation. On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million and the Company recorded these fees based on the court order. The Company’s ability to amend its claims and present its claims to the court or a jury could materially affect the court’s decision to award EdenIQ its fees and costs. In addition to further legal motions and a potential appeal of the Court’s summary judgment order, the Company plans to appeal the court’s award of EdenIQ’s fees and costs. The Company intends to continue to vigorously pursue its legal claims and defenses against EdenIQ.

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

The following table sets forth the high and low sale prices of our common stock for the quarterly reporting periods indicated:

Quarter Ending	High	Low
2019
December 31,	$1.21	$0.73
September 30,	$1.27	$0.74
June 30,	$1.70	$0.72
March 31,	$1.24	$0.59
2018
December 31,	$1.73	$0.42
September 30,	$2.40	$0.90
June 30,	$1.94	$1.36
March 31,	$3.12	$0.45

Shareholders of Record

According to the records of our transfer agent, we had 245 stockholders of record as of February 24, 2020. This figure does not include “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance under Equity Compensation Plans

On April 29, 2019, the Aemetis 2019 Stock Plan (the “2019 Stock Plan”) was approved by stockholders of the Company. This plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Administrator may determine in its discretion. The 2019 Stock Plan’s term is 10 years and supersedes all prior plans. The 2019 Stock Plan authorized the issuance of 200,000 shares of common stock for the 2019 calendar year, in addition to permitting transferring and granting any available and unissued or expired options under the Amended and Restated 2007 Stock Plan in an amount up to 177,246 options. With the approval of the 2019 Stock Plan, the Zymetis 2007 Stock Plan and the Amended and Restated 2007 Stock Plan were terminated any no further options may be granted under either plan. However, any options granted prior to the 2019 Stock Plan was approved will remain outstanding and can be exercised, and any expired options will be available to grant under the 2019 Stock Plan. Additional information regarding the 2019 Stock Plan and other compensatory warrants may be found under the caption “Equity Compensation Plans,” in the Proxy Statement, which is hereby incorporated by reference.

Our shareholders approved our Second Amended and Restated 2007 Stock Plan (“2007 Stock Plan”) at our 2015 Annual Shareholders Meeting.   On July 1, 2011, we acquired the Zymetis 2006 Stock Plan (“2006 Stock Plan”) pursuant to the acquisition of Zymetis, Inc. and gave Zymetis option holders the right to convert shares into our common stock at the same terms as the 2006 Stock Plan.  During 2015, we established an Equity Inducement Plan pursuant to which 100,000 shares were made available specifically to attract human talent. Additional information regarding the 2007 Stock Plan, 2006 Stock Plan and other compensatory warrants may be found under the caption “Equity Compensation Plans,” in the Proxy Statement to be filed with the SEC, which section is incorporated herein by reference.

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

●
Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2019 and 2018.

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

Overview

Headquartered in Cupertino, California, Aemetis is an international advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  We operate in two reportable geographic segments: “North America” and “India.”

Founded in 2006, we own and operate a 60 million gallon per year ethanol facility in the California Central Valley in Keyes, California where we manufacture and produce ethanol, WDG, CDS, and DCP. . We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe.

We also lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech and InEnTec to build the Riverbank Cellulosic Ethanol Facility capable of converting local California surplus biomass – principally agricultural waste – into ultra-low carbon renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic RINs and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States EPA.

During 2018, ABGL was formed to construct bio-methane digesters at local dairies near the Keyes Plant, many of whom are already customers of the WDG produced at the Keyes Plant. The digesters are connected by a pipeline to a gas cleanup and compression facility to produce RNG.  ABGL currently has signed participation agreements with over a dozen local dairies and fully executed leases with three dairies near the Keyes Plant in order to capture their methane, which would otherwise be released into the atmosphere, primarily from manure wastewater lagoons. We plan to capture methane from multiple dairies and pipe the gas to a centralized location at our Keyes Plant. The impurities of the methane will then be removed and cleaned into bio-methane for injection into the local utility pipeline or to a RCNG truck loading station that will service local trucking fleets to displace diesel fuel.  The bio-methane can also be used in our Keyes Plant to displace petroleum-based natural gas. The environmental benefits of the ABGL project are potentially significant because dairy biogas has a negative CI under the California LCFS and will also receive D3 RINs under the federal RFS. ABGL has constructed the first two digesters, and will begin construction of our pipeline in the first quarter 2020 with an expected operational date during the second quarter of 2020.

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a facility by Messer to sell CO2 produced at the Keyes Plant, which will add incremental income for the North America segment. We expect to commence operations and revenue from this project in the second quarter of 2020.

Additionally, we own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through our subsidiary Goodland Advanced Fuels, Inc., (“GAFI”), which was formed to acquire the Goodland Plant. We plan to deploy a cellulosic ethanol technology to the Goodland Plant.

North America Revenue

Our revenue development strategy in North America has historically on supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margins and to add incremental income to the North America segment, including the development of the Riverbank Cellulosic Ethanol Facility, the sale of CO2 produced at the Keyes Plant to Messer, the construction bio-methane digesters at local dairies near the Keyes Plant, and the implementation of the Aemetis Integrated Microgrid System, the Food Emission and Energy Efficiency Delivery Initiative, the Mitsubishi dehydration system and other technologies. We are also actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product.

We produce four products at the Keyes Plant: denatured ethanol fuel, WDG, DCO and CDS. During fiscal 2019, we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to the Heiskell Purchase Agreement. DCO was sold to J.D. Heiskell and other local animal feedlots (primarily poultry). Smaller amounts of CDS were sold to various local third parties. Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by OPIS, as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us and is generally determined in reference to the local price of DDG and other feed products. North American revenue is dependent on the price of ethanol, WDG, and DCO.  Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply and price of DDG, and demand from the local dairy and feed markets.  Our revenue is further influenced by our decision to operate the Keyes Plant at any capacity level, maintenance requirements, and the influences of the underlying biological processes.

In the first half of 2019, our ethanol production was approved for a lower CI score and was awarded additional LCFS credits for the ethanol produced from January 1, 2019 to May 21, 2019. These credits have a market value and they can be sold in the open market. We recorded revenue of $1.0 million in other sales for the year ended December 31, 2019, in connection with selling such LCFS credits.

In the fourth quarter of 2019, we entered into an agreement to sell California Carbon Allowances (CCA) and received the cash in advance. We recorded a contract liability of $1.0 million as of December 31, 2019, as control of the credits was not transferred to the customer until January 3, 2020.

India Revenue

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, fuel station customers, mining customers, industrial customers and tender offers placed by Government Oil Marketing Companies for bulk purchases of fuels. In 2019, the Indian government imposed restrictions on imports of biodiesel mixtures, which we expect will positively impact local sales of biodiesel and provide additional opportunities to supply biodiesel for manufacturing purposes and infrastructure companies.

In 2019, under the Indian government mandate of mixing biodiesel with diesel, the Kakinada Plant won the tender to supply biodiesel to Government Oil Marketing Companies such as Hindustan Petroleum, Bharat Petroleum, and Indian Oil Corporation. Under this agreement, we started supplying biodiesel in May 2019. These tenders open annually, generally in December, soliciting bids for the next year based on competitiveness of price and quality of the biodiesel supplied. We believe the deployment of these strategies will allow for revenue growth through 2019 and 2020.

North America Segment

Revenue

Substantially all of our North America revenues during the years ended December 31, 2019 and 2018 were from sales of ethanol and WDG. During the twelve months ended December 31, 2019 and 2018, we produced and sold 64.7 million gallons and 65.6 million gallons of ethanol and 428 thousand tons and 424 thousand tons of WDG, respectively.

Cost of Goods Sold

Substantially all of our feedstock is procured by J.D. Heiskell pursuant to the Heiskell Supply Agreement. Title to the corn or milo passes to us when the corn is deposited into our weigh bin and entered into the production process. Our cost of feedstock is established by J.D Heiskell based on the Chicago Board of Trade pricing and includes rail, truck or ship transportation, local basis costs and a handling fee paid to J.D. Heiskell. The credit term of the corn or milo purchased from J.D. Heiskell is five days. Cost of goods sold also includes chemicals, plant overhead and out-bound transportation. Plant overhead includes direct and indirect costs associated with the operation of the Keyes Plant, including the cost of electricity and natural gas, maintenance, insurance, direct labor, depreciation and freight. Transportation includes the costs of in-bound delivery of corn by rail, inbound delivery of grain by ship, rail, and truck, and out-bound shipments of ethanol and WDG by truck.

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

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol and an agreement with A.L. Gilbert to market and sell our WDG. The agreements will expire on August 31, 2020 and December 31, 2020, respectively and automatically renew for additional one-year terms. Pursuant to these agreements, our marketing costs for ethanol and WDG are less than 2% of sales.

Research and Development Expenses (R&D)

In 2019, substantially all of our R&D expenses were related to research and development activities in Minnesota.

India Segment

Revenue

Substantially all of our India segment revenues during the years ended December 31, 2019 and 2018 were from sales of biodiesel and refined glycerin. During the twelve months ended December 31, 2019, we sold 47.0 thousand metric tons of biodiesel and 5.2 thousand metric tons of refined glycerin. During the twelve months ended December 31, 2018, we sold 19.8 thousand metric tons of biodiesel and 4.7 thousand metric tons of refined glycerin.

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

Sales, Marketing and General Administrative Expenses (SG&A)

SG&A expenses consist of employee compensation, professional services, travel, depreciation, taxes, insurance, rent and utilities, licenses and permits, penalties, and sales and marketing fees. Pursuant to an operating agreement with Gemini, we receive operational support and working capital for our Kakinada Plant. We compensate Gemini with a percentage of the profits generated from operations. Payments of interest are identified as interest expense while payments of profits are identified as compensation for the operational support component of this agreement. We therefore include the portion of profits paid to Gemini as a component of SG&A, which will vary based on the profits earned by operations. In addition, we market our biodiesel and glycerin through our internal sales staff, commissioned agents and brokers. Commissions paid to agents are included as a component of SG&A.

Research and Development Expenses (R&D)

Our India segment has no research and development activities.

Key Performance Indicators (KPI):

Aemetis measures performance primarily on the utilization of the plants, and the production of products. For traditional ethanol, the products are ethanol and WDGS, measured in millions of gallons sold and tons sold, respectively. For biodiesel production, the products are biodiesel and refined glycerin, both measure in metric tons sold. Since our Keyes Plant uses a single feedstock, the delivered quantity and cost of corn is also used as a key performance indicator for this facility, as it indicates high-level profitability of the plant. Utilization is measured as the production of transportation fuel produced as a percentage of the nameplate capacity, the engineering specification of the plant. These metrics allow the investor to understand the major components that comprise revenues within each segment. Management utilizes these metrics to assess cash generated by each facility on a daily or weekly basis and to make decisions on the appropriate level of operation to balance market demand with plant capabilities and efficiency.

The following table summarized our KPI’s:

Production and Price Performance

	Years ended
	December 31,
	2019	2018
Ethanol
Gallons Sold (in millions)	64.7	65.6
Average Sales Price/Gallon	$1.77	$1.74
Percent of nameplate capacity	118%	119%
WDG
Tons Sold (in thousands)	428	424
Average Sales Price/Ton	$81	$76
Delivered Cost of Corn
Bushels ground (in millions)	22.7	22.9
Average delivered cost / bushel	$5.28	$4.91
Biodiesel
Metric tons sold (in thousands)	47.0	19.8
Average Sales Price/Metric ton	$904	$857
Percent of Nameplate Capacity	31%	13%
Refined Glycerin
Metric tons sold (in thousands)	5.2	4.7
Average Sales Price/Metric ton	$543	$941

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Fiscal Year Ended December 31 (in thousands)

	2019	2018	Inc/(dec)	% change
North America	$154,148	$150,045	$4,103	3%
India	47,850	21,481	26,369	123%
Total	$201,998	$171,526	$30,472	18%

North America. The increase in revenues by 3% in the North America segment was due to increases in the average sales price of WDG by 6% to $80.65 per ton and the average sales price of ethanol by 2% to $1.77 per gallon during the year ended December 31, 2019 compared to $76.38 per ton and $1.74 per gallon, respectively during the year ended December 31, 2018. Sales volume of WDG increased by 1% to 428 thousand tons compared to 424 thousand tons during the year ended December 31, 2018. Sales volume of ethanol decreased slightly to 64.7 million gallons for the year ended December 31, 2019 compared to 65.6 million gallons in the year ended December 31, 2018. For the year ended December 31, 2019, we generated approximately 74% of revenues from sales of ethanol, 23% of revenues from sales of WDG and 3% of revenues from DCO, CDS, and other sales, compared to 76% of revenues from sales of ethanol, 22% of revenues from sales of WDG and 2% of revenues from DCO, CDS and other sales for the year ended December 31, 2018. For the year ended December 31, 2019 and 2018, the Keyes Plant operations averaged 118% and 119% of the 55 million gallon per year nameplate capacity.

India. The increase in revenues by 123% in the India segment for the year ended December 31, 2019 reflects an increase in sales volume of biodiesel due to obtaining and supplying Government Oil Market Companies tender contracts in addition to retail, mining and bulk customer sales. Biodiesel sales volume increased by 137% to 47.0 thousand metric tons while the average price increased by 5% to $904 per metric ton. Refined glycerin sales volumes increased by 9% to 5.2 thousand metric tons while the average price per metric ton decreased by 42% to $543 per metric ton. For the year ended December 31, 2019, we generated approximately 89% of revenue from sales of biodiesel, 6% of revenue from sales of glycerin, and 5% of revenues from PFAD and other sales compared to 79% of revenue from sales of biodiesel and 21% of revenue from sales of glycerin for the year ended December 31, 2018.

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)

	2019	2018	Inc/(dec)	% change
North America	$150,197	$145,947	$4,250	3%
India	39,103	20,174	18,929	94%
Total	$189,300	$166,121	$23,179	14%

North America. We ground 22.7 million bushels of corn at an average price of $5.28 per bushel during the year ended December 31, 2019 compared to 22.9 million bushels of corn at an average price of $4.91 per bushel during the year ended December 31, 2018. The increase in cost of goods sold was attributable to increased corn costs by 6% coupled with increases in natural gas costs by 2% offset by decreases in the number of bushels of corn ground and other chemicals and maintenance costs.

India. The increase in cost of goods sold reflects the 123% increase in sales for 2019. The volume of crude palm stearin used for biodiesel during the year ended December 31, 2019 increased by 168% to 42.1 thousand metric tons while the cost of crude palm stearin for biodiesel decreased by an average of 9% to $685 per metric ton compared to the year ended December 31, 2018. The average price of crude glycerin decreased by 44% to $501 per metric ton while the volume increased by 6% to 4.6 thousand metric tons compared to the year ended December 31, 2018.

Gross Profit

Fiscal Year Ended December 31 (in thousands)

	2019	2018	Inc/(dec)	% change
North America	$3,951	$4,098	$(147)	-4%
India	8,747	1,307	7,440	569%
Total	$12,698	$5,405	$7,293	135%

North America. Gross profit decreased by 4% in the year ended December 31, 2019 primarily due to an increase in the average price of corn by 8% coupled with a decrease in volume of ethanol sales by 1% which outpaced increases in the volume of WDG and the price of WDG and ethanol.

India. The increase in gross profit was attributable to an increase in overall sales volume of biodiesel and refined glycerin by 112% combined with a decrease in overall average feedstock costs by 15% to $667 per metric ton.

Operating Expenses

R&D

Fiscal Year Ended December 31 (in thousands)

	2019	2018	Inc/(dec)	% change
North America	$205	$246	$(41)	-17%
India	-	-	-	-
Total	$205	$246	$(41)	-17%

The decrease in R&D expenses for the year ended December 31, 2019 was due to decreases in amortization of intangibles of $70 thousand, rent, utilities, and other expenses of $58 thousand offset by increases in supplies of $33 thousand and professional fees of $52 thousand compared to the year ended December 31, 2018.

Selling, General & Administrative (SG&A)

Fiscal Year Ended December 31 (in thousands)

	2019	2018	Inc/(dec)	% change
North America	$13,279	$15,204	$(1,925)	-13%
India	4,145	881	3,264	370%
Total	$17,424	$16,085	$1,339	8%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses. In addition, our single largest expense in SG&A comes from operational support fees paid to Secunderabad Oils Limited as part of an operating profit sharing arrangement in India.

North America. SG&A expenses as a percentage of revenue in the year ended December 31, 2019 decreased to 9% as compared to 10% in the year ended December 31, 2018. The decrease in overall SG&A expenses in the year ended December 31, 2019 was primarily attributable to decreases in professional fees of $1.3 million, salaries, supplies, and travel expenses of $0.2 million, and other expenses of $0.8 million due to grant receipts charged against the expenses partially offset by increases in insurance, penalties on property taxes of $0.1 million and other expenses of $0.2 million compared to the year ended December 31, 2018.

India. SG&A expenses as a percentage of revenue in the year ended December 31, 2019 increased to 9% compared to 4% for the years ended December 31, 2018. The overall increase was due to an increase in operating support charges of $2.0 million, salaries, supplies and services of $0.8 million, utilities, professional fees and other expenses totaling $0.5 million.

Other (Income)/Expense

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

Fiscal Year Ended December 31 (in thousands)

Other (income)/expense
	2019	2018	Inc/dec	% change
North America
Interest rate expense	$20,738	$17,556	$3,182	18%
Debt related fees and amortization expense	4,666	7,520	(2,854)	-38%
Accretion of Series A preferred units	2,257	44	2,213	5030%
Loss on impairment of intangibles	-	865	(865)	-100%
Loss contingency on litigation	6,200	-	6,200	100%
Other (income)/expense	25	(1,208)	1,233	-102%

India
Interest rate expense	351	614	(263)	-43%
Other income	(822)	(37)	(785)	2122%

Total	$33,415	$25,354	$8,061	32%

North America. Interest rate expense was higher in the year ended December 31, 2019 due to higher debt balances in 2019 as we added waiver fees to our senior debt and refinancing fees to our subordinated debt. The decrease in amortization expense in the year ended December 31, 2019 was mainly due to an absence of immediate expense of fees compared to immediate expense of redemption fees of $3.1 million and $0.5 million waiver fees on Amendment No. 14 in the first quarter of 2018 due to troubled debt restructuring For Series A Preferred Unit financing, we accrete the change in the redemption value over the estimated redemption period of the Series A Preferred Units of six years. We recorded accretion of $2.3 million for the year ended December 31, 2019. In addition, based on the court award in the EdenIQ litigation, we recorded a $6.2 million loss contingency during the year ended December 31, 2019. The decrease in other income for the year ended December 31, 2019 was due to selling of CCAs and LCFS credits that was recorded as revenue based on recurring nature of the transactions compared to $1.2 million recognized as other income in the year ended December 31, 2018. The outstanding intangible asset balance of $0.9 million was impaired completely in the fourth quarter of 2018 as the Company plans to pursue a different set of patents for enzymatic process.

India. Interest expense decreased as a result of more payments than draws on two working capital loans during the year ended December 31, 2019. The increase in other income of $0.8 million was caused primarily by release of long-standing accounts payable and interest on these payables as matters closed legally.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.7 million at December 31, 2019, of which $0.4 million was held in our North American entities and $0.3 million held in our Indian subsidiary. Our current ratio was 0.22 and 0.24, respectively, at December 31, 2019 and 2018. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	December 31, 2019	December 31, 2018
Cash and cash equivalents	$656	$1,188
Current assets (including cash, cash equivalents, and deposits)	12,576	10,311
Current and long term liabilities (excluding all debt)	51,843	32,286
Current & long term debt	202,425	175,117

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of December 31, 2019, the EB-5 escrow account is holding funds in the amount of $0.5 million from one investor pending approval by the USCIS.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment was raised from $500,000 per investor to $900,000 per investor. As of December 31, 2019, the EB-5 escrow funding in the amount of $4.0 million had been released to the Company. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

We operate in a volatile market in which we have limited control over the major components of input costs and product revenues, and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

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
●
To utilize lower cost, non-food advanced feedstocks at the Keyes Plant to significantly increase margins during 2020.
●
Monetize the CO2 produced at the Keyes Plant by executing on the agreement with Messer for the delivery of gas to their neighboring facility during 2020.
●
Construct and operate biogas digesters to capture and monetize biogas during 2020.
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

At December 31, 2019, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $137.4 million including the GAFI debt. The current maturity date for all of the Third Eye Capital financing arrangements, except GAFI, is April 1, 2020; provided, however, that pursuant to Amendment No. 14, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2021 upon notice and payment of a 5% extension fee. The current maturity date for all of the Third Eye Capital GAFI financing arrangements is July 10, 2020 with option to extend with one-year renewals. GAFI intends to repay the Third Eye Capital Notes through proceeds from the issuance of a GAFI EB-5 offering or other debt/equity offerings by an Aemetis subsidiary. We intend to repay the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes and/or a senior debt refinancing and/or an equity financing.

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

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the year ended December 31, 2019:

Increases to debt:
Accrued interest	$20,993
Amendment No.15 and 16 waiver fee added to redemption fee$4	1,500
Feb 2019 Promissory note including $0.1 million withheld as fees by TEC	2,782
Sub debt extension fees3	680
India working capital draws and changes due to foreign currency	49,565
GAFI Amendment No. 1 SARS exercise added to debt	1,050
GAFI Amendment No. 2 draw	1,481
EB-5 Phase 2 investment received	2,500
GAFI debt renewal fee	500
Change in debt issuance costs, net of amortization	1,521
	Total increases to debt	$82,572

Decreases to debt:
Principal and interest payments to senior lender	$(271)
Interest payments to EB-5 investors	(140)
Principal, fees and interest payments on working capital loans in India	(52,107)
GAFI interest and principal payments	(2,746)
	Total decreases to debt	$(55,264)

	Change in total debt	$27,308

Working capital changes resulted in (i) a $0.4 million increase in inventories was mainly due to producing finished goods on hand of $0.3 million in India operations in anticipation of winter weather conditions and a $0.1 million increase in the North America entities, (ii) a $0.1 million decrease in prepaid expenses mainly due to recognition of expenses in North America entities, (iii) a $1.6 million increase in other current assets was due to $1.7 million increase in India operations mainly due to bank guarantee deposits set aside for OMC contracts offset by $0.1 million decrease in other current assets from North America entities, and (iv) a $0.9 million increase in accounts receivable of North America entities was offset by a $0.8 million decrease in cash of North America entities and $0.2 million increase in cash from India operations.

Net cash used by operating activities during the year ended December 31, 2019 was $2.0 million consisting of non-cash charges of $13.2 million, net changes in operating assets and liabilities of $24.2 million, and net loss of $39.5 million. The non-cash charges consisted of: (i) $4.7 million in amortization of debt issuance costs and other amortization, (ii) $4.4 million in depreciation expenses, (iii) $0.8 million in stock-based compensation expense, (iv) $2.3 million of accretion of series A preferred shares, (v) $1.1 million of deferred foreign taxes, and (vi) $0.1 million of fair value changes in SARs. Net changes in operating assets and liabilities consisted primarily of an increase in inventories of $0.5 million, accounts receivable of $1.0 million, and other assets of $0.6 million, offset by: (i) a $1.0 million increase in accounts payable, (ii) a $0.1 million decrease in prepaid assets, (iii) a $7.1 million increase in other liabilities, and (iv) a $18.0 million increase in accrued interest.

Cash used by investing activities during the year ended December 31, 2019 was $8.6 million, consisting of capital expenditures of $1.1 million from India operations and $7.5 million from U.S. operations.

Cash provided by financing activities was $10.1 million, consisting primarily of $4.8 million received from the Series A Preferred Unit issuance, $1.4 million received as grant awards, $2.7 million received from Third Eye Capital promissory note, $2.5 million received from EB-5 investments, and $49.7 million from working capital partners in India for their operations, partially offset by payments of $51.7 million in principal to working capital partners in India for their operations. GAFI had a $2.5 million of borrowings and $0.7 million in payments including maturity renewal fee of $0.5 million on GAFI notes.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2019.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued new guidance on the recognition of revenue. The guidance stated that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. In March and April 2016, the FASB issued further revenue recognition guidance amending principal versus agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted this guidance on January 1, 2019 using the modified retrospective approach. There was no cumulative impact to retained earnings. We assessed all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition.

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

The below table shows our sales in North America by product category:

North America (in thousands)
	For the years ended December 31,
	2019	2018
Ethanol sales	$114,593	$113,855
Wet distillers' grains sales	34,510	32,362
Other sales	5,045	3,828

	$154,148	$150,045

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

We have a contract liability of $1.0 million as of December 31, 2019, in connection with a contract with a customer to sell CCA credits. However, the control of the CCA credits was not transferred to the customer until January 3, 2020 while we received cash in advance.

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

The below table shows our sales in India by product category:

India (in thousands)
	For the years ended December 31,
	2019	2018
Biodiesel sales	$42,464	$17,009
Refined Glycerin sales	2,809	4,467
Other sales	2,577	5
	$47,850	$21,481

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

Our subsidiaries, Aemetis Advanced Fuels Keyes, which operates our Keyes Plant, and UBPL, which operates our Kakinada Plant, represent our significant long-lived assets. Both plants were operated efficiently and showed no indicators of impairment, so no impairment test was needed for our Company’s long-lived assets.

Testing for Debt Modification or Extinguishment Accounting

During 2019 and 2018, we evaluated amendments to our debt under the ASC 470-50 guidance for modification and extinguishment accounting. This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where our future cash flows changed more than 10 percent, we recorded our debt at fair value based on factors available to us for similar borrowings and used the extinguishment accounting method to account for the debt extinguishment.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2019.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission - 2013. Based on the results of management’s assessment and evaluation, our CEO and CFO concluded that our internal control over financial reporting was not effective to appropriately assess the competency of its third party specialist or evaluate the completeness and accuracy for their work performed.

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting since our last annual filing through December 31, 2018, in response to the identified material weaknesses.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. In addition, although we are implementing specific additions to our identified key controls to address the identified material weaknesses as discussed below, our testing of effectiveness of these controls has not been completed as of the filing date of this report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weaknesses was identified in our failure to design and maintain effective controls over our supervision and review of the completeness and accuracy of the work performed by a third party specialist.

As part of our ongoing efforts to remediate the weaknesses in our internal controls identified, a new control and review procedures will be designed and implemented to address the material weakness. There are, however, inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected.

Item 9B. Other Information

Reserve Liquidity Facility

On March 6, 2020, we and a subsidiary entered into a one-year reserve liquidity facility governed by a promissory note, payable to Third Eye Capital, in the principal amount of $18 million. We do not currently expect to draw upon the note. However, we determined that it was prudent to maintain a liquidity reserve in case of unforeseen needs. Borrowings under the facility are available from March 6, 2020 until maturity on April 1, 2021. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2021. The promissory note is secured by liens and security interests upon the property and assets of the Company as described in that certain Amended and Restated Note Purchase Agreement, dated as of July 6, 2012. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $500,000, payable from the proceeds of the first drawing under the facility.

The foregoing descriptions of the promissory note do not purport to be complete and are qualified in their entirety by reference to the full text of the promissory note, which is filed as Exhibit 10.75 hereto and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Governance

The information required by this Item 10 is included in our Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included in our Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included in our Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
1.1	At Market Issuance Sales Agreement dated March 23, 2016 with FBR Capital Markets & Co. and MLV & Co. LLC and Aemetis Inc.	10-K	000-51354	1.1	Mar 28, 2016
3.1.1	Articles of Incorporation	10-Q	000-51354	3.1	Nov. 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation	10-Q	000-51354	3.1.1	Nov. 14, 2008
3.1.3	Certificate of Designation of Series B Preferred Stock	8-K	000-51354	3.2	Dec. 13, 2007
3.1.4	Certificate of Amendment to Articles of Incorporation	8-K	000-51354	3.3	Dec. 13, 2007
3.1.5	Certificate of Amendment to Articles of Incorporation	Pre14C	111136140		Oct. 11, 2011
3.1.6	Certificate of Change in Articles of Incorporation are a result of 1 for 10 reverse split to Authorized Shares and Common Shares Outstanding on May 5, 2014	10-Q	000-51354	3.1	May 31, 2014
3.1.7	Amended and Restated Articles of Incorporation	10-K	000-51354	3.1.7	March 16, 2018
3.2.1	Bylaws	8-K	000-51354	3.4	Dec. 13, 2007
4.1	Specimen Common Stock Certificate	8-K	000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K	000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K	000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K	000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14A	000-51354		Apr. 3, 2015
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14A	000-51354		Apr. 15, 2008
10.3	Eric McAfee Executive Employment Agreement dated September 1, 2011	8-K	000-51354	10.2	Sep. 8, 2011
10.4	Andrew Foster Executive Employment Agreement, dated May 22, 2007	8-K	000-51354	10.7	Dec. 13, 2007
10.5	Todd Waltz Executive Employment Agreement, dated March 15, 2010	8-K	000-51354		May 20, 2009
10.6	Sanjeev Gupta Executive Employment Agreement, dated September 1, 2007	10-K	000-51354	10.11	May 20, 2009
10.7	Agreement of Loan for Overall Limit dated June 26, 2008 between Universal Biofuels Private Limited and State Bank of India	10-Q	000-51354	10.12	Aug. 14, 2008

10.8	Ethanol Marketing Agreement, dated October 29, 2010 between AE Advanced Fuels Keyes, Inc. and Kinergy Marketing, LLC	10-Q	000-51354	10.6	Dec. 1, 2010
10.9	Zymetis, Inc. 2006 Stock Incentive Plan	10-K	000-51354	10.31	Oct. 31, 2012
10.10	Zymetis Inc. Incentive Stock Option Agreement	10-K	000-51354	10.32	Oct. 31, 2012
10.11	Zymetis Inc. Non-Incentive Stock Option Agreement	10-K	000-51354	10.33	Oct. 31, 2012
10.12	First Amendment to Ethanol Marketing Agreement dated September 6, 2011, between AE Advanced Fuels Keyes, Inc. and Kinergy Energy Marketing	8-K	000-51354	10.1	Sept. 8, 2011
10.13	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jan. 1, 2012
10.14	Form of 5% Subordinated Note	8-K	000-51354	10.2	Jan. 1, 2012
10.15	Form of Common Stock Warrant	8-K	000-51354	10.3	Jan. 1, 2012
10.16	Amendment No. 6 to Note Purchase Agreement dated April 13, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.17	Limited Waiver to Note Purchase Agreement dated March 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation, an Ontario corporation, as agent	8-K	000-51354	10.1	Apr. 19, 2012
10.18	Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2012 among Aemetis, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.19	Amendment No. 7 to Note Purchase Agreement dated May 15, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	May 22, 2012
10.20	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jun. 6, 2012
10.21	Form of 5% Subordinated Note	8-K	000-51354	10.1	Jun. 6, 2012
10.22	Form of Common Stock Warrant	8-K	000-51354	10.1	Jun. 6, 2012
10.23	Note and Warrant Purchase Agreement dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	Jun. 28, 2012
10.24	5% Subordinated Promissory Note dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	Jun. 28, 2012
10.25	Form of Warrant to Purchase Common Stock	8-K	000-51354	10.3	Jun. 28, 2012
10.26	Note Purchase Agreement dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	July 3, 2012
10.27	15% Subordinated Promissory Note dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	July 3, 2012
10.28	Agreement and Plan of Merger, dated July 6, 2012, among Aemetis, Inc., AE Advanced Fuels, Inc., Keyes Facility Acquisition Corp., and Cilion, Inc.	8-K	000-51354	2.1	July 10, 2012
10.29	Stockholders’ Agreement dated July 6, 2012, among Aemetis, Inc., and Western Milling Investors, LLC, as Security holders’ Representative.	8-K	000-51354	10.1	July 10, 2012
10.30	Amended and Restated Note Purchase Agreement, dated July 6, 2012 among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.31	Amended and Restated Guaranty, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.32	Amended and Restated Security Agreement, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012

10.33	Investors’ Rights Agreement dated July 6, 2012, by and among Aemetis, Inc., and the investors listed on Schedule A thereto.	8-K	000-51354	10.5	July 10, 2012
10.34	Technology License Agreement dated August 9, 2012 between Chevron Lummus Global LLC and Aemetis Advanced Fuels, Inc.	8-K	000-51354	10.1	Aug. 22, 2012
10.35	Corn Procurement and Working Capital Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.64	Oct. 31, 2012
10.36	Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.65	Oct. 31, 2012
10.37	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	000-51354	10.66	Oct. 31, 2012
10.38	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	10-K	000-51354	10.67	Oct. 31, 2012
10.39	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Oct. 23, 2012
10.40	Amendment No. 1 to Revolving Line of Credit Agreement dated October 16, 2012 by and among Aemetis International, Inc., a Nevada corporation, and Laird Q. Cagan	8-K	000-51354	10.2	Oct. 23, 2012
10.41	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012 and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	000-51354	10.3	Oct. 23, 2012
10.42	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	000-51354	10.4	Oct. 23, 2012
10.43	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated September 29, 2012	10-K	000-51354	10.72	Apr. 4, 2013
10.44	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K	000-51354	10.1	Jan. 7, 2013
10.45	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K/A	000-51354	10.1	Feb. 27, 2013
10.46	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Mar. 11, 2013

10.47	Amendment No. 1 to Agreement for Repayment of Note by Share Issuance dated as of April 10, 2013 by and among Aemetis, Inc., Aemetis International, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	10-K	000-51354	10.77	Apr. 4, 2013
10.48	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated January 2, 2013.	10-K	000-51354	10.76	Apr. 4, 2013
10.49	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Apr. 16, 2013
10.505	Amendment No. 4 to Amended and Restated Note Purchase Agreement dated as of April 19, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, and Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K/A	000-51354	10.2	May 14, 2013
10.5	Special Bridge Advance dated as of March 29, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K	000-51354	10.2	Apr. 16, 2013
10.51	Agreement For Satisfaction of Note by Share and Note Issuance dated as of April 18, 2013 between Aemetis, Inc., Aemetis International, Inc. and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit dated August 17, 2009 as amended.	8-K	000-51354	10.1	Apr. 24, 2013
10.52	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	000-51354	10.1	May 23, 2013
10.53	Amended and Restated Aemetis Keyes Corn Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	000-51354	10.2	May 23, 2013
10.54	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013 by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	July 31, 2013

10.55	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Nov. 1, 2013
10.62	Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	Mar. 31, 2014
10.64	Limited Waiver and Amendment No. 8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q/A	000-51354	10.1	Nov. 13, 2014
10.65	Limited Waiver and Amendment No. 9 to Amended and Restated Note Purchase Agreement, dated as of March 12, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10K	000-51354	10.1	Mar. 12,2015
10.66	Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	May 7, 2015
10.67	Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 7, 2015).	10-Q	000-51354	10.1	Nov. 5, 2015
10.68	Limited Waiver and Amendment No. 12 to Amended and Restated Note Purchase Agreement, dated as of March 21, 2016 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.68	Mar. 28, 2016
10.69	Binding letter of intent for the purchase of certain property, plant and equipment in Goodland, Kansas by Aemetis Advanced Fuels Goodland, Inc., or such other subsidiary of Aemetis Inc., dated March 22, 2016 from Third Eye Capital Corporation, in its capacity as attorney-in-fact for New Goodland Energy Center, LLC.	10-K	000-51354	10.69	Mar. 28, 2016

10.70	Limited Waiver and Amendment No. 13 to Amended and Restated Note Purchase Agreement, dated as of March 1, 2017by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.70	Mar. 16, 2017
10.71	Limited Waiver and Amendment No. 14 to Amended and Restated Note Purchase Agreement, dated as of March 27, 2018 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.71	Mar. 27, 2018
10.72	Promissory Note, dated as of March 27, 2018 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.72	Mar. 27, 2018
10.73	Promissory Note, dated as of March 11, 2019 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.73	Mar. 14, 2019
10.74	Limited Waiver and Amendment No. 15 to Amended and Restated Note Purchase Agreement, dated as of March 11, 2019 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.74	Mar. 14, 2019

10.75	Promissory Note, dated as of March 6, 2020 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.75	Mar. 6, 2020	X
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
*Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AEMETIS, INC.
  Index to Consolidated Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	47
Consolidated Financial Statements
Consolidated Balance Sheets	48
Consolidated Statements of Operations and Comprehensive Loss	49
Consolidated Statements of Cash Flows	50
Consolidated Statements of Stockholders' Deficit	51
Notes to Consolidated Financial Statements	52 -79

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Des Moines, Iowa
March 12, 2020

AEMETIS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF December 31, 2019 AND 2018
(In thousands except for par value)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$656	$1,188
Accounts receivable	2,036	1,096
Inventories	6,518	6,129
Prepaid expenses	794	942
Other current assets	2,572	956
Total current assets	12,576	10,311

Property, plant and equipment, net	84,226	78,492
Operating lease right-of-use assets	557	-
Other assets	2,537	3,018
Total assets	$99,896	$91,821

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$15,968	$13,500
Current portion of long term debt	5,792	2,396
Short term borrowings	16,948	14,902
Mandatorily redeemable Series B convertible preferred stock	3,149	3,048
Accrued property taxes	4,095	3,337
Accrued contingent litigation fees	6,200	-
Other current liabilities	5,667	5,396
Total current liabilities	57,819	42,579
Long term liabilities:
Senior secured notes	107,205	89,884
EB-5 notes	36,500	36,500
GAFI secured and revolving notes	29,856	25,461
Long term subordinated debt	6,124	5,974
Series A preferred units	14,077	7,005
Other long term liabilities	2,687	-
Total long term liabilities	196,449	164,824

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 20,570 and 20,345 shares issued and outstanding each period, respectively	21	20
Additional paid-in capital	86,852	85,917
Accumulated deficit	(237,421)	(193,204)
Accumulated other comprehensive loss	(3,825)	(3,576)
Total stockholders' deficit attributable to Aemetis, Inc.	(154,372)	(110,842)
Non-controlling interest - GAFI	-	(4,740)
Total stockholders' deficit	(154,372)	(115,582)
Total liabilities and stockholders' deficit	$99,896	$91,821

The accompanying notes are an integral part of the financial statements

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED December 31, 2019 AND 2018
(In thousands, except for earnings per share)

	For the years ended December 31,
	2019	2018
Revenues	$201,998	$171,526

Cost of goods sold	189,300	166,121

Gross profit	12,698	5,405

Research and development expenses	205	246
Selling, general and administrative expenses	17,424	16,085
Operating loss	(4,931)	(10,926)

Other (income) expense:
Interest expense
Interest rate expense	21,089	18,170
Debt related fees and amortization expense	4,666	7,520
Accretion of Series A preferred units	2,257	44
Loss on impairment of intangibles	-	865
Loss contingency on litigation	6,200	-
Other income	(797)	(1,245)
Loss before income taxes	(38,346)	(36,280)
Income tax expense	1,131	7
Net loss	$(39,477)	$(36,287)
Less: Net loss attributable to non-controlling interest	(3,761)	(3,271)
Net loss attributable to Aemetis, Inc.	$(35,716)	$(33,016)

Other comprehensive loss
Foreign currency translation loss	(249)	(672)
Comprehensive loss	$(39,726)	$(36,959)

Net loss per common share attributable to Aemetis, Inc.
Basic	$(1.75)	$(1.63)
Diluted	$(1.75)	$(1.63)

Weighted average shares outstanding
Basic	20,467	20,252
Diluted	20,467	20,252

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED December 31, 2019 AND 2018
(In thousands)

	For the years ended December 31,
	2019	2018
Operating activities:
Net loss	$(39,477)	$(36,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	774	981
Stock issued for services	-	22
Depreciation	4,434	4,580
Debt related fees and amortization expense	4,666	7,520
Intangibles and other amortization expense	48	140
Accretion of Series A preferred units	2,257	44
Deferred tax expense	1,123	-
Loss on sale/disposal of assets	-	9
Impairment loss on intangible assets	-	865
Change in fair value of stock appreciation rights	(80)	(145)
Changes in operating assets and liabilities:
Accounts receivable	(963)	1,079
Inventories	(491)	(721)
Prepaid expenses	147	1,692
Other assets	(594)	(380)
Accounts payable	1,001	2,207
Accrued interest expense and fees	18,033	12,463
Other liabilities	7,088	425
Net cash used in operating activities	(2,034)	(5,506)

Investing activities:
Capital expenditures	(8,578)	(4,074)
Net cash used in investing activities	(8,578)	(4,074)

Financing activities:
Proceeds from borrowings	54,834	20,071
Repayments of borrowings	(51,714)	(18,010)
GAFI proceeds from borrowings	1,480	3,144
GAFI repayments of borrowings	(164)	(1,775)
GAFI renewal fee payment	(530)	-
Grant proceeds received for capital expenditures	1,364	-
Proceeds from Series A preferred units financing	4,815	6,961
Net cash provided by financing activities	10,085	10,391

Effect of exchange rate changes on cash and cash equivalents	(5)	(51)
Net change in cash and cash equivalents for period	(532)	760
Cash and cash equivalents at beginning of period	1,188	428
Cash and cash equivalents at end of period	$656	$1,188

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest, net of capitalized interest of $316 and $135 for the years ended December 31, 2019 and 2018, respectively	$2,476	$5,590
Income taxes paid	8	6
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Fair value of warrants issued to subordinated debt holders	162	235
TEC debt extension, waiver fees, promissory notes fees added to debt	1,602	4,255
Capital expenditures in accounts payable	2,391	905
Operating lease liabilities arising from obtaining right of use assets	1,181	-
Exercise of Stock Appreciation Rights added to GAFI debt	1,050	-
Debt exchanged for prepaid interest on GAFI Term loan	-	200
GAFI Amendment No. 1 & 2 fees added to debt	-	250
Stock Appreciation Rights issued for GAFI Amendment No. 1	-	1,277

The accompanying notes are an integral part of the financial statement

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED December 31, 2019 AND 2018
(In thousands)

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other	Non controlling
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Comprehensive Loss	Interest	Total
Balance at December 31, 2017	1,323	$1	20,088	$20	$84,679	$(160,188)	$(2,904)	$(1,469)	$(79,861)

Stock-based compensation	-	-	2	-	981	-	-	-	981
Shares issued to consultants and other services	-	-	30	-	22	-	-	-	22
Issuance and exercise of warrants	-	-	225	-	235	-	-	-	235
Foreign currency translation loss	-	-	-	-	-	-	(672)	-	(672)
Net loss	-	-	-	-	-	(33,016)	-	(3,271)	(36,287)
Balance at December 31, 2018	1,323	1	20,345	20	85,917	(193,204)	(3,576)	(4,740)	(115,582)

Stock-based compensation	-	-	-	-	774	-	-	-	774
Issuance and exercise of warrants	-	-	225	1	161	-	-	-	162
Foreign currency translation loss	-	-	-	-	-	-	(249)	-	(249)
Net loss	-	-	-	-	-	(35,716)	-	(3,761)	(39,477)
Reclassification of GAFI noncontrolling interest	-	-	-	-	-	(8,501)	-	8,501	-
Balance at December 31, 2019	1,323	$1	20,570	$21	$86,852	$(237,421)	$(3,825)	$-	$(154,372)

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
●
Aemetis Biochemicals, Inc., a Nevada corporation;
●
Aemetis Biofuels, Inc., a Delaware corporation, and its subsidiary Energy Enzymes, Inc., a Delaware corporation;
●
AE Advanced Fuels, Inc., a Delaware corporation, and its subsidiaries Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, and Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis Property Keyes, Inc., a Delaware corporation;
●
Aemetis Advanced Fuels, Inc., a Nevada corporation;
●
Aemetis Advanced Products Keyes, Inc., a Delaware corporation and its subsidiary Aemetis Properties Riverbank, Inc., a Delaware corporation, Aemetis Riverbank, Inc., a Delaware corporation, and its subsidiary Aemetis Advanced Products Riverbank, Inc., a Delaware corporation;
●
Aemetis Advanced Biorefinery Keyes, Inc., a Delaware corporation;
●
Aemetis Biogas LLC, a Delaware limited liability company; and
●
Goodland Advanced Fuels, Inc., a Nevada corporation.

Nature of Activities. Headquartered in Cupertino, California, Aemetis is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol facility (“Keyes Plant”) in the California Central Valley near Modesto where we manufacture and produce ethanol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility (“Kakinada Plant”) on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. Additionally, we own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through our subsidiary Goodland Advanced Fuels, Inc., (“GAFI”), which was formed to acquire the Goodland Plant. As of December 31, 2019, we exercised the option to acquire the all of capital stock of GAFI. Before exercising the option on December 31, 2019, GAFI was consolidated into the financial statements as a variable interest entity. We plan to deploy a cellulosic ethanol technology to the Goodland Plant.

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

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a facility by Messer to sell carbon dioxide (“CO2”) produced at the Keyes Plant. The Aemetis section of the CO2 project construction was completed in January 2020, and we expect to commence operations and revenue from this project in the second quarter of 2020.

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

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis. Additionally, we consolidate all entities in which we have a controlling financial interest either directly or by option to acquire the interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Prior to December 31, 2019, GAFI was consolidated into the financial statements as a VIE. On December 31, 2019, we exercised an option to acquire all capital stock of GAFI for $10 and consolidated assets, liabilities, and equity. In addition, the period costs related to non-controlling interest are presented as separately on the Statement of Operations for the year ended December 31, 2019.

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

The below table shows our sales in North America by product category:

North America (in thousands)
	For the years ended December 31,
	2019	2018
Ethanol sales	$114,593	$113,855
Wet distillers' grains sales	34,510	32,362
Other sales	5,045	3,828
	$154,148	$150,045

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

We have a contract liability of $1.0 million as of December 31, 2019, in connection with a contract with a customer to sell CCA credits. However, control of the credits were not transferred to the customer until January 3, 2020 while we received cash in advance.

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

The below table shows our sales in India by product category:

India (in thousands)
	For the years ended December 31,
	2019	2018
Biodiesel sales	$42,464	$17,009
Refined Glycerin sales	2,809	4,467
Other sales	2,577	5
	$47,850	$21,481

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and it requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial conditions of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowance for doubtful accounts in the years ended December 31, 2019 and 2018.

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

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the Keyes Plant, Goodland Plant and Kakinada Plant. The Goodland Plant is partially completed and is not ready for operation; The Cellulosic ethanol, CO2 project and Biogas diaries capital projects are being constructed and are not in operation; hence, we are not depreciating these assets yet. Otherwise, it is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

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

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the CEC in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Aemetis low carbon advanced cellulosic ethanol production plant (the “Riverbank Project”). To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank Project. The Company receives the CEC funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant of $1.36 million received for capital expenditures during the third quarter of 2019 was recorded in the other long term liabilities as of December 31, 2019.

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

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2019 and 2018, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive. As the Company incurred a net loss for the years ended December 31, 2019 and 2018, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of December 31, 2019 and 2018:

	As of
	December 31, 2019	December 31, 2018

Series B preferred (post split basis)	132	132
Common stock options and warrants	3,840	2,984
Debt with conversion feature at $30 per share of common stock	1,262	1,236
SARs conversion if stock issued at $0.71 per share to cover $2.1 million	-	2,964
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	5,234	7,316

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

2. Inventories

Inventories consist of the following:
	December 31, 2019	December 31, 2018
Raw materials	$2,566	$3,647
Work-in-progress	1,455	1,327
Finished goods	2,497	1,155
Total inventories	$6,518	$6,129

As of December 31, 2019 and December 31, 2018, the Company recognized a lower of cost or market reserve of $0.1 million and $0.2 million respectively, related to inventory.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2019	December 31, 2018
Land	$4,104	$4,116
Plant and buildings	83,139	82,445
Furniture and fixtures	1,094	1,056
Machinery and equipment	4,252	3,928
Construction in progress	12,571	3,581
GAFI property held for development	15,408	15,408
Total gross property, plant & equipment	120,568	110,534
Less accumulated depreciation	(36,342)	(32,042)
Total net property, plant & equipment	$84,226	$78,492

Interest capitalized in property, plant, and equipment was $316 thousand and $135 thousand for the years ended December 31, 2019 and 2018, respectively.

Given there are several ongoing capital projects such as Biogas digesters, CO2 project, cellulosic ethanol and ongoing capital updates in India, these capital expenses have been accumulated in construction in progress and will be capitalized and depreciated when the projects are finished and are in service.

Depreciation on the components of the property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 7
Furniture and fixtures	3 - 5

The Company recorded depreciation expense of approximately $4.4 million and $4.6 million respectively, for the years ended December 31, 2019 and 2018.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. Based on the analysis, our long-lived assets did not require impairment adjustment as of December 31, 2019 and 2018.

4. Debt

Debt consists of the notes from the Company’s senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	December 31, 2019	December 31, 2018
Third Eye Capital term notes	$7,024	$7,024
Third Eye Capital revolving credit facility	62,869	47,225
Third Eye Capital revenue participation term notes	11,794	11,794
Third Eye Capital acquisition term notes	25,518	23,841
Third Eye Capital promissory note	2,815	-
Cilion shareholder seller notes payable	6,124	5,974
Subordinated notes	11,502	10,080
EB-5 promissory notes	41,932	38,536
Unsecured working capital loans	2,631	4,822
GAFI Term and Revolving loans	30,216	25,821
Total debt	202,425	175,117
Less current portion of debt	22,740	17,298
Total long term debt	$179,685	$157,819

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

On March 27, 2018, Third Eye Capital also agreed to a one-year reserve liquidity facility governed by a promissory note, payable in the principal amount of up to $6 million. Borrowings under the facility are available from March 27, 2018 until maturity on April 1, 2019. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2019. The promissory note is secured by liens and security interests upon the property and assets of the Company. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $200 thousand payable from the proceeds of the first drawing under the facility. On March 11, 2019, Third Eye Capital agreed to increase the amount available under the reserve liquidity facility up to $8.0 million and extend the maturity date to April 1, 2020 with the same terms as above. We did not draw any amounts under the facility and no balance was outstanding as of December 31, 2019 under this facility.

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

Based on the Amendment No. 15, the ratio of note indebtedness covenant is waived for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019. Based on the Amendment No. 16 dated November 11, 2019, the ratio of note indebtedness covenant is waived for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. According to ASC 470-10-45 Debt covenant classification guidance, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. Given the waivers are received for the ratio of note indebtedness covenant through December 31, 2020, hence the notes are classified as long-term debt.

On February 27, 2019, a Promissory Note (the “February 2019 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2019. In consideration of the February 2019 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. On April 30, 2019, the February 2019 Note was modified to remove the stated maturity date and instead will be due on demand by Third Eye Capital. In third quarter of 2019, the February 2019 note was modified to include additional borrowings of $0.7 million. As of December 31, 2019, the outstanding balance of principal and interest on the February 2019 note was $2.8 million.

Terms of Third Eye Capital Notes

A.
Term Notes. As of December 31, 2019, the Company had $7.0 million in principal and interest outstanding under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2020*.

B.
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (18.5% as of December 31, 2019), payable monthly in arrears. Interest was accrued and accrued interest from all notes can be capitalized to the Revolving Credit Facility. The Revolving Credit Facility matures on April 1, 2020*. As of December 31, 2019, AAFK had $62.9 million in principal and interest and waiver fees outstanding under the Revolving Credit Facility net of $0.1 million unamortized discount issuance costs.

C.
Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2020*. As of December 31, 2019, AAFK had $11.8 million in principal and interest outstanding on the Revenue Participation Term Notes.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (15.5% per annum as of December 31, 2019) and mature on April 1, 2020*. As of December 31, 2019, Aemetis Facility Keyes, Inc. had $25.5 million in principal and interest and redemption fees outstanding net of unamortized discount issuances costs of $0.8 million. The outstanding principal balance includes a total of $7.5 million in redemption fees, including $4.5 million which was added to the Acquisition Term Notes as part of Amendment No. 14, $1.0 million of covenant waiver fees as part of Amendment No.15, and $0.5 million of covenant waiver fees as part of Amendment No. 16.

E.
Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $18.0 million, accrue interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2021. We have no borrowings outstanding under the Reserve Liquidity Notes as of December 31, 2019.

The Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Notes allow the lender to accelerate the maturity in the occurrence of any event that could reasonably be expected to have a material adverse effect, such as any change in the business, operations, or financial condition. The terms of the notes allow interest to be capitalized.

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

*The Company plans to extend the maturity date to April 2021. As a condition to any such extension, the Company would be required to pay a fee of 5% of the carrying value of the debt which can be paid in cash or added to the outstanding debt. As a result of this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders (Cilion Notes) as merger compensation, subordinated to the Third Eye Capital Notes. The Cilion Notes bear interest at 3% per annum and are due and payable after the Third Eye Capital Notes have been paid in full. As of December 31, 2019, Aemetis Facility Keyes, Inc. had $6.1 million in principal and interest outstanding on the Cilion Notes.

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

The Subordinated Notes were amended to extend the maturity date on January 1, 2019 and again on July 1, 2019 with six months extension for maturity until December 31, 2019. We evaluated these amendments and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On January 1, 2020, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) June 30, 2020; (ii) completion of an equity financing by AAFK or Aemetis, Inc. in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We will evaluate the January 1, 2020 amendment and the refinancing terms of the notes and apply accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At December 31, 2019 and 2018, the Company had, in aggregate, the amount of $11.5 million and $10.1 million in principal and interest outstanding, respectively, under the Subordinated Notes.

EB-5 promissory notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2-3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the “EB-5 Phase I funding”). The original maturity date on the promissory notes can be extended automatically for a one or two-year period initially and is eligible for further one-year automatic extensions as long as there is no notice of non-extension from investors and the investors’ immigration process is in progress. On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes which restated the original maturity date on the promissory notes with automatic six-month extensions as long as the investors’ immigration processes are in progress. Except for five early investor EB-5 Notes, the Company was granted 12 months from the date of the completion of immigration process to redeem these EB-5 Notes. Accordingly, the notes have been recognized as long term while the five early investor notes have been classified as current debt. The EB-5 Notes are convertible after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of December 31, 2019, $35.0 million released from the escrow amount to the Company, with $0.5 million remaining in escrow and $0.5 million to be funded to escrow. As of December 31, 2019, $35.0 million in principal and $2.9 million in accrued interest was outstanding on the EB-5 Phase I Notes.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding to refinance indebtedness and capital expenditures of Aemetis, Inc. and GAFI. On November 21, 2019, the minimum investment was raised from $500,000 per investor to $900,000 per investor. The Company entered into a Note Purchase Agreement dated with Advanced BioEnergy II, LP, a California limited partnership authorized as a Regional Center to receive EB-5 Phase II investments, for the issuance of up to 100 EB-5 Notes bearing interest at 3%. Each note will be issued in the principal amount of $0.9 million and due and payable five years from the date of each note, for a total aggregate principal amount of up to $50.0 million (the “EB-5 Phase II funding”).

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Cellulosic Ethanol Facility in increments of $0.9 million after November 21, 2019. The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of December 31, 2019, $4.0 million was released from escrow to the Company and $46.0 million remains to be funded to escrow. As of December 31, 2019, $4.1 million in principal and interest was outstanding on the EB-5 Phase II Notes.

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital advances bear interest at 12%. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. We recognized $2.0 million as operating support charges for the twelve months ended December 31, 2019. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the year ended December 31, 2019 and 2018, the Company made principal and interest payments to Gemini of approximately $51.6 million and $12.2 million, respectively. As of December 31, 2019 and 2018, the Company had approximately $2.0 million and $4.6 million outstanding under this agreement, respectively.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as selling, general, and administrative expenses by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 days period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the years ended December 31, 2019 and 2018, the Company made principal and interest payments to Secunderabad Oils of approximately $0.5 million and $3.7 million, respectively. As of December 31, 2019 and 2018, the Company had $0.6 million and $0.3 million outstanding under this agreement, respectively.

GAFI Term loan and Revolving loan

On July 10, 2017, GAFI entered into a Note Purchase Agreement (“Note Purchase Agreement”) with Third Eye Capital (Noteholders). See further discussion regarding GAFI in Note 6. Pursuant to the Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (“Term Loan”) and (ii) revolving advances not to exceed ten million dollars in the aggregate (“Revolving Loan”). The interest rate per annum applicable to the Term Loan is equal to ten percent (10%). The interest rate per annum applicable to the Revolving Loans is the greater of Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12.00%). The applicable interest rate as of December 31, 2019 was 12.5%. On June 10, 2019, notice was given to renew the maturity date of GAFI notes to July 10, 2020 by following extension terms in the GAFI Note Purchase Agreement in exchange for a fee of $0.5 million. The maturity date of the loans (“Maturity Date”) is July 10, 2020, provided that the Maturity Date may be extended at the option of GAFI for up to one additional one-year period upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. An initial advance under the Revolving Loan was made for $2.2 million as a prepayment of interest on the Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to Noteholders.

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

On December 3, 2018, GAFI entered into Amendment No. 2 to the GAFI Term Loan with Third Eye Capital for an additional amount of $3.5 million from Third Eye Capital at a 10% interest rate. GAFI borrowed $1.8 million against this Amendment No. 2 with a $175 thousand fee added to the loan and $0.2 million was withheld from the $1.8 million for interest payments. $1.5 million was drawn under GAFI Amendment No. 2 for the CO2 project. Among other requirements, the Company is also required to make the following mandatory repayments of the GAFI Term Loan: i) on a monthly basis, an amount equal to 75% of any payments received by the Company for CO2 produced by Messer LLC, ii) an amount equal to 100% of each monthly payment received by the Company for land use by Messer for CO2 plant, iii) on a monthly basis, an amount equal to the product of $0.01 multiplied by the number of bushels of corn grain used in the ethanol production at the Keyes Plant. Based on the mandatory payments, an amount of $0.4 million is estimated to be paid in the next 12 months and is classified as current debt as of December 31, 2019.

As of December 31, 2019 and 2018, GAFI had $19.7 million net of debt issuance costs of $0.3 million outstanding on the Term Loan and $10.5 million on the Revolving Loan respectively.

Debt repayments for the Company’s loan obligations follow:

Twelve months ended December 31,	Debt Repayments
2020	$22,740
2021	144,775
2022	23,000
2023	10,624
2024	2,500
Total debt	203,639
Debt issuance costs	(1,214)
Total debt, net of debt issuance costs	$202,425

5. Commitments and Contingencies

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

After assessment of this standard on our Company wide agreements and arrangements, we have identified assets as the corporate office, warehouse, monitoring equipment and laboratory facilities which we have control over these identified assets and obtain economic benefits fully. We classified these identified assets as operating leases after assessing the terms under classification guidance. Our leases have remaining lease terms of 1 year to 3 years. We have only one lease that has option to extend, we have concluded that it is not reasonably certain that we would exercise the option to extend the lease. Therefore, as of the lease commencement date, our lease terms generally did not include these options. We include options to extend the lease when it is reasonably certain that we will exercise that option. We have an equipment lease with extension options which the Company likely to extend, however, the equipment is billed based on the hours it is used in the period. According to the guidance, the variable payments based on other than index or rate, are to be expensed in the period incurred. The equipment cost is recognized as it is incurred. The corporate office had a sublease agreement for seven months in which we were a sub lessor. We did not have any separate lease components in any of the leases and the property taxes and insurance charges are based on a variable rate in our real estate leases, hence we did not include them in the lease payments as in substance fixed payments.

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

The components of lease expense and sublease income was as follows:

Year ended December 31, 2019

Operating lease expense	$712
Short term lease expense	85
Variable lease expense	102
Sub lease income	(117)
Total lease cost	$782

Supplemental non-cash flow information related to right-of-use asset and lease liabilities was as follows for the year ended December 31, 2019:

Year ended December 31, 2019
Accretion of the lease liability	$124

Amortization of right-of-use assets	$587

Weighted Average Remaining Lease Term Operating Leases	1.5 years
Weighted Average Discount Rate Operating Leases	14.8%

Supplemental balance sheet information related to leases was as follows:

As of
December 31, 2019
Operating lease right-of-use assets	$557

Operating lease liabilities:
Short term lease liability	$377
Long term lease liability	$200

Maturities of operating lease liabilities were as follows:

Year ended December 31,	Operating leases

2020	$423
2021	185
2022	30
Total lease payments	$638
Less imputed interest	(61)
Total operating lease liability	$577

Property taxes

The Company entered into a payment plan with Stanislaus County for unpaid property taxes for the Keyes Plant site on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company was set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. After making one payment, Company defaulted on the payment plan and as of December 31, 2019, the balance in property tax accrual was $4.1 million. Subsequent to year end, the County agreed not to enforce collection actions and we are now in discussions with them regarding a payment plan.

Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendant EdenIQ, Inc. (“EdenIQ”).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity that would be primarily owned by Aemetis.  The lawsuit asserted that EdenIQ had fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology that the Company would not have done but for the Company’s belief that the merger would occur.  The relief sought included EdenIQ’s specific performance of the merger, monetary damages, as well as punitive damages, attorneys’ fees, and costs.   In response to the lawsuit, EdenIQ filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s use of EdenIQ’s name and trademark in association with publicity surrounding the merger.  Further, EdenIQ named Third Eye Capital Corporation (“TEC”) as a defendant in a second amended cross-complaint alleging that TEC had failed to disclose that its financial commitment to fund the merger included terms that were not disclosed. Finally, EdenIQ claimed that TEC and the Company concealed material information surrounding the financing of the merger.  By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs. In November 2018, the claims asserted by the Company were dismissed on summary judgment and the Company filed a motion to amend its claims, which remains pending. In December 2018, EdenIQ dismissed all of its claims prior to trial. In February 2019, the Company and EdenIQ each filed motions seeking reimbursement of attorney fees and costs associated with the litigation. On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million. The Company recorded the $6.2 million as loss contingency on litigation during the year ended December 31, 2019. The Company’s ability to amend its claims and present its claims to the court or a jury could materially affect the court’s decision to award EdenIQ its fees and costs. In addition to further legal motions and a potential appeal of the Court’s summary judgment order, the Company plans to appeal the court’s award of EdenIQ’s fees and costs. The Company intends to continue to vigorously pursue its legal claims and defenses against EdenIQ.

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

On December 31, 2019, Company exercised the option to acquire all capital stock of the GAFI, hence the Company is responsible for outstanding balances of the GAFI Term Loan and the GAFI Revolving Loan.

GAFI’s Statements of Operations for years ended December 31, 2019 and 2018 as follows:

	For the years ended
	December 31, 2019	December 31, 2018
Other Expenses
Selling, general and administrative expenses	$426	$455
Operating loss	(426)	(455)

Interest expense
Interest rate expense	3,142	2,865
Debt related fees and amortization expense	868	690
Other income	(675)	(739)
Net loss	$(3,761)	$(3,271)

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

The Company borrowed $1.5 million on June 28, 2018 and it was paid back on December 20, 2018. On December 3, 2018, APK borrowed $1.6 million from GAFI to purchase the land for CO2 project. In 2019, APK borrowed $1.5 million from GAFI to construct the CO2 project. As of December 31, 2019 and 2018, the Company, AAPK, APK had $6.4 million and $6.2 million outstanding on the GAFI Intercompany Notes. The outstanding balances are eliminated upon consolidation and after the exercise of the option, these notes are treated as intercompany transactions between subsidiaries.

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

Pursuant to signing the agreement with the Purchaser, the ABGL issued 1,660,000 Series A Preferred Units for an amount of $8.3 million in first tranche of investment. ABGL paid $6.0 million of this amount to Aemetis, Inc. in the form of management fees for managing and executing the Project. We assessed the above terms and concluded that the minority shareholders lacks substantive participating rights, principally based on the ownership percentage, manager representation, and expertise in the industry. Therefore, ABGL is controlled by Aemetis, Inc. and accordingly consolidated into the Company. The Series A Preferred Units are recorded as mandatorily redeemable and treated as a liability as the conversion option was deemed to be non-substantive. The Company is accreting up to the redemption value of $24.9 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of December 31, 2019 and December 31, 2018 based on the evaluation of the other conditions included in the agreement.

During the year ended December 31, 2019, ABGL issued 963,000 Series A Preferred Units for incremental proceeds of $4.8 million as part of the first tranche of the Series A Preferred Unit Agreement. Consistent with the previous issuances, the units are treated as a liability as the conversion option was deemed to be non-substantive. The Company is accreting up to the redemption value of $14.4 million over the estimated future cash flow periods of six years from the original anniversary date using the effective interest method.

As of December 31, 2019 and 2018, the Company recorded Series A Preferred Unit liabilities of $14.1 million and $7.0 million net of unit issuance costs and inclusive of accretive preferences pursuant to this agreement.

8. Stockholders’ Equity

The Company is authorized to issue up to 40 million shares of common stock, $0.001 par value per share and 65 million shares of preferred stock, $0.001 par value per share.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

		Shares Issued and
	Authorized	Outstanding December 31,
	Shares	2019	2018
Series B preferred stock	7,235	1,323	1,323
Undesignated	57,765	—	—
	65,000	1,323	1,323

Our Articles of Incorporation authorize the Company’s board to issue up to 65 million shares of preferred stock, $0.001 par value, in one or more classes or series within a class upon authority of the board without further stockholder approval.

Significant terms of the designated preferred stock are as follows:

Voting. Holders of the Company’s Series B preferred stock are entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series B preferred stock held by such holder could be converted as of the record date. Cumulative voting with respect to the election of directors is not allowed. Currently each share of Series B preferred stock is entitled to a 1 for 10, as converted, vote per share of Series B preferred stock. In addition, without obtaining the approval of the holders of a majority of the outstanding preferred stock, the Company cannot:

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

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583 thousand shares with an original purchase price of $1.8 million out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders’ equity by the same amount to reflect the Company’s obligations with respect to this matter. The obligation accrues interest at the rate of 5.25% per year. At December 31, 2019 and 2018, the Company had accrued an outstanding obligation of $3.1 million and $3.0 million, respectively. Full cash payment to the Cordillera Fund is past due. The Company expects to pay this obligation upon availability of funds after paying senior secured obligations.

9. Outstanding Warrants

During the years ended December 31, 2019 and 2018, the Company granted 227 thousand common stock warrants, for the extension of certain Notes for each period, respectively. The accredited investors received 2-year warrants exercisable at $0.01 per share as part of note agreements.

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

	For the year ended December 31
Description	2019	2018
Dividend-yield	0%	0%
Risk-free interest rate	2.13%	2.25%
Expected volatility	103.0%	92.2%
Expected life (years)	2	2
Market value per share on grant date	$0.73	$1.05
Exercise price per share	$0.01	$0.01
Fair value per share on grant date	$0.72	$1.04

For the years ended December 31, 2019 and 2018, Note investors exercised 227 thousand warrant shares for each period respectively, at exercise prices of $0.01 per share, respectively.

A summary of historical warrant activity for the years ended December 31, 2019 and 2018 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2017	330	$3.47	3.02
Granted	227	0.01
Exercised	(227)	0.01
Expired	(235)	3.82
Outstanding December 31, 2018	95	$2.59	6.95
Granted	227	0.01
Exercised	(227)	0.01
Outstanding December 31, 2019	95	$2.59	5.95

All of the above outstanding warrants are vested and exercisable as of December 31, 2019. As of December 31, 2019 and 2018, the Company had none and $37 thousand of total compensation expense related to warrants recognized, respectively.

10. Stock-Based Compensation

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

With the approval of the 2019 Stock Plan, the Zymetis 2006 Stock Plan, and Amended and Restated 2007 Stock Plan are terminated for granting any options under either plan. However, any options granted before the 2019 Stock Plan approved will remain outstanding and can be exercised, and any expired options will be available to grant under the 2019 Stock Plan.

On January 8, 2019, 707,000 stock option grants were issued for employees and directors under the Amended and Restated 2007 Stock Plan. On February 21, 2019, 10,000 stock option grants were issued to a consultant by the Company.

As of December 31, 2019, 3.7 million options are outstanding under the Company Stock Plans.

Inducement Equity Plan Options

In March 2016, the Board of Directors of the Company (the “Board”) approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory stock options to purchase common stock.

On June 6, 2019, 25,000 option grants were made under the Inducement Equity Plan to employees. As of December 31, 2019, 25,000 options were outstanding under the Inducement Equity Plan.

Common Stock Reserved for Issuance

The following is a summary of awards granted under the above Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2017	196	2,189	$2.70
Authorized	655	-	-
Granted	(1,148)	1,148	1.07
Exercised	-	(2)	0.67
Forfeited/expired	446	(446)	4.35
Balance as of December 31, 2018	149	2,889	$1.80
Authorized	855	-	-
Granted	(1,116)	1,116	0.78
Forfeited/expired	259	(259)	3.53
Balance as of December 31, 2019	147	3,746	$1.38

Vested and unvested awards outstanding as of December 31, 2019 and 2018 follow:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Average Intrinsic Value1
2019
Vested and Exercisable	2,659	$1.56	7.45	$145
Unvested	1,087	0.93	8.78	77
Total	3,746	$1.38	7.84	$222

2018
Vested and Exercisable	1,923	$2.01	7.34	$-
Unvested	966	1.38	8.81	-
Total	2,889	$1.80	7.80	$-

(1) Intrinsic value based on the $0.83 and $0.61 closing price of Aemetis stock on December 31, 2019 and 2018 respectively, as reported on the NASDAQ Exchange.

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

For the years ended December 31, 2019 and 2018 the Company recorded option expense in the amount of $0.8 million and $1.0 million, respectively.

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

The weighted average fair value calculations for options granted during years ended December 31, 2019 and 2018 are based on the following assumptions:

	For the years ended December 31,
Description	2019	2018
Dividend-yield	0%	0%
Risk-free interest rate	2.38%	2.71%
Expected volatility	88.54%	82.99%
Expected life (years)	6.55	6.48
Market value per share on grant date	$0.78	$1.07
Fair value per share on grant date	$0.59	$0.79

As of December 31, 2019, the Company had $0.7 million of total unrecognized compensation expense for employees which the Company will amortize over the weighted remaining term of 1.8 years.

The Company entered into a Stock Appreciation Rights Agreement to issue 1,050,000 Stock Appreciation Rights (SARs) to Third Eye Capital on August 23, 2018 as part of Amendment No.1 to GAFI Note Purchase Agreement with an exercise date of one year from the issuance date. The SARs Agreement contains a call option for the Company at $2.00 per share during the first 11 months of the agreement either pay $2.1 million in cash or issue common stock worth of $2.1 million based on 30-day weighted average price of the stock on the call date, and a put option for the Third Eye Capital at $1.00 per share during the 11th month of the agreement where Third Eye Capital can redeem the SARs for $1.1 million in cash and cash equivalents. If none of the above options is exercised, SARs are automatically exercised and paid for in cash and cash equivalents one year from the date of the issuance date based upon the 30-day weighted average price of the Company’s stock price. We used an outside valuation expert to value the SARs using the Monte Carlo method. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, such assumptions include the following: the fair value of our common stock, which was at $1.28. On August 23, 2018, the volatility of our common stock for a year at 127%, and a risk-free interest rate for one year at 2.43%. Based on this valuation, we recorded a fair value of the SARs of $1.28 million as fees on Amendment No. 1 to the GAFI term loan and these fees were amortized over the term of the loan according to ASC 470-50 Debt – Modification and Extinguishment. The Company also recorded a liability for the fair value of $1.28 million in other liabilities which will be re-measured at every quarter end using the Monte Carlo valuation method until the SARs are exercised. On July 22, 2019, Third Eye Capital exercised the put option at $1.00 per share for $1.1 million. The exercise value of the SARs of $1.1 million was added to the GAFI term loan and the SARs fair value liability was released.

11. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. The term of the Corn Procurement and Working Capital Agreement expires on December 31, 2020 and the term can be automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all ethanol the Company produces to Kinergy Marketing or other marketing purchasers designated by the Company and all WDG the Company produces to A.L. Gilbert. The Company markets and sells DCO to A.L. Gilbert and other third parties. The Company’s relationships with J.D. Heiskell, Kinergy Marketing, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for the Keyes Plant.

The J.D. Heiskell sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital
Agreements during the years ended December 31, 2019 and 2018 were as follows:

	As of and for the years ended December 31,
	2019	2018
Ethanol sales	$114,593	$113,855
Wet distillers' grains sales	34,510	32,362
Corn oil sales	3,536	3,393
Corn purchases	119,786	112,687
Accounts receivable	554	433
Accounts payable	2,027	1,882

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy Marketing and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2020 and with A.L Gilbert on December 31, 2020 with automatic one-year renewals thereafter. For the years ended December 31, 2019 and 2018, the Company expensed marketing costs of $2.6 million, respectively, under the terms of both ethanol and wet distillers’ grains agreements.

As of December 31, 2019, the Company has forward sales commitments for approximately 82,000 tons of WDG. These committed sales will be expected through March 2020.

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

Summarized financial information by reportable segment for the years ended December 31, 2019 and 2018 follow:

	For the year ended December 31, 2019			For the year ended December 31, 2018
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$154,148	$47,850	$201,998	$150,045	$21,481	$171,526
Cost of goods sold	150,197	39,103	189,300	145,947	20,174	166,121
Gross profit	3,951	8,747	12,698	4,098	1,307	5,405

Other Expenses
Research and development expenses	205	-	205	246	-	246
Selling, general and administrative expenses	13,279	4,145	17,424	15,204	881	16,085
Interest expense	25,404	351	25,755	25,076	614	25,690
Accretion of Series A preferred units	2,257	-	2,257	44	-	44
Loss contingency on litigation	6,200	-	6,200	-	-	-
Loss on impairment of intangibles	-	-	-	865	-	865
Other expense (income)	25	(822)	(797)	(1,208)	(37)	(1,245)
Income (loss) before income taxes	$(43,419)	$5,073	$(38,346)	$(36,129)	$(151)	$(36,280)

Capital expenditures	$7,519	$1,059	$8,578	$2,746	$1,328	$4,074
Depreciation	3,822	612	4,434	3,968	612	4,580

Total assets by segment are as follows:

	As of
	December 31,	December 31,
	2019	2018

North America	$82,990	$78,149
India	16,906	13,672
Total Assets	$99,896	$91,821

North America: In 2019 and 2018, the majority of the Company’s revenues from sales of ethanol, WDG and corn oil were sold to J.D. Heiskell pursuant to the Corn Procurement and Working Capital Agreement. Sales to J.D. Heiskell accounted for 99.1% and 99.7% of the Company’s North America segment consolidated revenues in 2019 and 2018 respectively.

India: During 2019, three customers accounted for 33%, 15%, and 13%, of the consolidated India segment revenues compared to two customers accounting for 53% and 13% of the consolidated India segment revenues in 2018.

13. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital, owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and currently held as an accrued liability. The balance accrued related to these employment agreements was $0.4 million as of December 31, 2019 and 2018. For the years ended December 31, 2019 and 2018, the Company expensed $36 thousand and $39 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of December 31, 2019, $0.1 million remained as a prepaid expense.

As consideration for the reaffirmation of guaranties required by Amendments No. 13 and 14 to the Note Purchase Agreement entered into by the Company with Third Eye Capital on March 1, 2017 and March 27, 2018 respectively, the Company also agreed to pay $0.2 million for each year in consideration to McAfee Capital in exchange for their willingness to provide the guaranties. The balance of $304 thousand and $400 thousand for guaranty fee remained as an accrued liability as of December 31, 2019 and December 31, 2018 respectively.

The Company owes various Board Members amounts totaling $1.2 million and $1.1 million as of December 31, 2019 and 2018, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For each of the years ended December 31, 2019 and 2018, the Company expensed $0.4 million each year, in connection with board compensation fees.

14. Income Tax

The Company files a consolidated federal income tax return including all its domestic subsidiaries. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Current income tax expense for the years ended December 31, 2019 and 2018 consisted of $8 thousand and $7 thousand, respectively of state and local taxes. Foreign deferred tax expense for the years ended December 31, 2019 and 2018 consisted of approximately $1.1 million and none, respectively.

	2019	2018
Current:
Federal	$-	$ -
State and Local	8	7
Foreign	-	-
	$8	$7
Deferred:
Federal	$-	$-
State and Local	-	-
Foreign	1,123	-
Income tax expense	$1,131	$7

The Company recorded an approximate $1.1 million deferred tax liability as of December 31, 2019 that is recorded in other long term liabilites in the Consolidated Balance Sheets. The deferred tax liability resulted as India subsidiary had income for the year ended December 31, 2019. U.S. loss and foreign income (loss) before income taxes are as follows:

	Year Ended December 31,
	2019	2018
United States loss	$(43,419)	$(36,129)
Foreign income (loss)	5,073	(151)
Total pretax loss	$(38,346)	$(36,280)

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (21%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2019	2018
Income tax (benefit) at the federal statutory rate	$(8,052)	$(7,619)
State tax (benefit)	(48)	(632)
Foreign tax differential	900	450
Stock-based compensation	133	150
Interest Expense	478	-
GILTI Inclusion	849	97
Other	166	(47)
Prior year true-ups	1,493	-
Valuation Allowance	5,212	7,608

Income Tax Expense	$1,131	$7
Effective Tax Rate	-2.95%	-0.02%

The components of the net deferred tax asset or (liability) are as follows:

	Year Ended December 31,
	2019	2018
Deferred tax Assets:
Organization, Startup and Intangible Assets	$ 3,997	$4,723
Stock Based Compensation	328	301
NOLs and R&D Credits	53,400	56,270
Interest expense carryover	9,131	4,722
Ethanol Credits	1,500	1,500
Other, net	2,622	450
Total deferred tax assets	70,978	67,966
Valuation Allowance	(59,547)	(54,335)
Net deferred tax assets	11,431	13,631

Deferred tax liabilities:
Property, Plant, and Equipment	(12,554)	(13,631)
Total deferred tax liabilities	(12,554)	(13,631)
Net deferred tax liabilities	$ (1,123)	$ -

The Company does not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.  At December 31, 2019 and 2018, these undistributed losses totaled $7.0 million, and $12.1 million, respectively. If any earnings were distributed, some countries may impose withholding taxes.  Following the passage of the 2017 U.S. Tax Cuts and Jobs Act, the U.S. imposed a transition tax on the accumulated earnings of the Company’s foreign subsidiaries through December 31, 2017.  Since the foreign subsidiaries have a cumulative loss, there was no U.S. federal tax impact related to the transition tax.  Not all future earnings of the foreign subsidiaries will be subject to U.S. income taxes as the U.S. has moved to a modified territorial system for tax years beginning after December 31, 2017.  Finally, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

In 2018 and 2019, the U.S. imposed a tax on Global Intangible Low-Taxed Income “GILTI” which imposes a tax on foreign income in excess of a deemed return on tangible assets of a foreign corporation. The Company has evaluated this provision and recognized an inclusion of $0.4 million and $4.0 million of income for the years ended December 31, 2018 and 2019, respectively, in relation to GILTI. This inclusion decreased the Company’s net loss. Due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions as events occur to warrant adjustment when the statutory period for assessing tax on a given tax return, period expire or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2019, the Company’s uncertain tax positions were not significant for income tax purposes.

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

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2019:

United States — Federal	2007 – present
United States — State	2008– present
India	2010 – present
Mauritius	2006 – present

As of December 31, 2019, the Company had U.S. federal NOL carryforwards of approximately $197.1 million and state NOL carryforwards of approximately $213.4 million. The Company also has approximately $1.5 million of alcohol and cellulosic biofuel credit carryforwards. As of December 31, 2019, the federal NOL’s of $195.1 million and the state NOL’s of $213.4 million expire on various dates between 2027 and 2039. Due to the 2017 U.S. Tax Reform, U.S. federal NOLs post 2017 in the amount of $2.0 million have no expiration date. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by U.S. or India statute regarding net operating loss carryforwards and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. The Company’s India subsidiary has net operating loss carryforwards as of December 31, 2019 of approximately $1.9 million in U.S. dollars, which expire through December 31, 2026.

15. Parent Company Financial Statements (Unaudited)

The following is a summary of the Parent Company financial statements for the years ended December 31, 2019 and 2018:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Balance Sheets
As of December 31, 2019 and 2018

Assets	2019	2018
Current assets
Cash and cash equivalents	$-	$-
Receivables due from subsidiaries	-	5,057
Prepaid expenses	290	364
Other current assets	29	-
Total current assets	319	5,421

Investment in AE Advanced Products Keyes , Inc.	293	1,057
Investment in Aemetis International, Inc.	3,638	-
Total investments in Subsidiaries, net of advances	3,931	1,057

Property, plant and equipment, net	4	12
Other assets	257	54
Total Assets	$4,511	$6,544

Liabilities & stockholders' deficit
Current liabilities
Accounts payable	$5,097	$5,026
Payables due to subsidiaries	3,176	-
Mandatorily redeemable Series B convertible preferred	3,149	3,048
GAFI - Payables, net of SARs discount issurance costs	-	1,090
SARs liability	-	1,132
Other current liabilities	9,217	2,215
Total current liabilities	20,639	12,511

Parent Company long term debt portion of secured notes, net of discount for issuance cost
Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	112,041	89,854
Investment in Aemetis Americas, Inc	205	205
Investment in Aemetis Biofuels, Inc.	2,738	2,738
Investment in Aemetis Technologies, Inc.	4,234	4,030
Investment in Aemetis Property Keyes, Inc.	564	432
Investment in Biofuels Marketing, Inc.	349	349
Investment in Aemetis International, Inc.	-	963
Investment in Goodland Advanced Fuels, Inc.	8,501	-
Investment in Aemetis Biogas LLC	9,612	6,304
Total subsidiary obligation in excess of investment	138,244	104,875

Total long term liabilities	138,244	104,875

Stockholders' deficit
Series B Preferred convertible stock	1	1
Common stock	21	20
Additional paid-in capital	86,852	85,917
Accumulated deficit	(237,421)	(193,204)
Accumulated other comprehensive loss	(3,825)	(3,576)
Total stockholders' deficit	(154,372)	(110,842)
Total liabilities & stockholders' deficit	$4,511	$6,544

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2019 and 2018

	2019	2018

Equity in subsidiary losses	$(21,745)	$(29,009)
Selling, general and administrative expenses	6,673	8,742

Operating loss	(28,418)	(37,751)

Other expense
Interest expense	1,392	1,281
Other (income) expense	5,899	(6,023)

Loss before income taxes	(35,709)	(33,009)

Income tax expense	7	7

Net loss	(35,716)	(33,016)

Other comprehensive loss
Foreign currency translation adjustment	(249)	(672)
Comprehensive loss	$(35,965)	$(33,688)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Statements of Cash Flows
For the years ended December 31, 2019 and 2018

	2019	2018
Operating activities:
Net loss	$(35,716)	$(33,016)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	774	981
Stock issued for services	-	22
SARs Amortization	800	477
Depreciation	8	8
Subsidiary portion of net losses	21,745	29,009
Change in fair value of SARs liability	(82)	(145)
Changes in assets and liabilities:
Prepaid expenses	74	(113)
Accounts payable	71	1,459
Accrued interest expense	1,184	209
Other liabilities	5,891	275
Other assets	(232)	-
Net cash used in operating activities	(5,483)	(834)

Investing activities:
Subsidiary advances, net	6,781	2,119
Net cash provided by investing activities	6,781	2,119

Financing activities:
Proceeds from borrowings under secured debt facilities	-	1,500
Repayments of borrowings under secured debt facilities	(1,298)	(2,814)
Net cash used by financing activities	(1,298)	(1,314)

Net decrease in cash and cash equivalents	-	(29)

Cash and cash equivalents at beginning of period	-	29
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information, cash paid:
Interest payments	-	-
Income tax expense	8	7

Supplemental disclosures of cash flow information, non-cash transactions:

Fair value of warrants issued to subordinated debt holders	162	235
Exercise of Stock Appreciation Rights added to GAFI debt	1,050	-
Stock Appreciation Rights issued for GAFI Amendment No. 1	-	1,277
Reclassification of GAFI Non-controlling interest	8,501	-

16. Subsequent Events

Subordinated Notes

On January 1, 2020, the maturity on two accredited investors Subordinated Notes’ was extended until the earlier of (i) June 30, 2020; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 113 thousand common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

Third Eye Reserve Liquidity Facility

On March 6, 2020, Third Eye agreed to increase the amount available under a one-year reserve liquidity facility governed by a promissory note for up to $18 million and extend the maturity date to April 1, 2021. Borrowings under the facility are available from March 6, 2020 until maturity on April 1, 2021. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) the closing of any new debt or equity financing, refinancing or other similar transaction between Third Eye Capital or any fund or entity arranged by them and the Company or its affiliates, (b) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (c) April 1, 2021. The promissory note is secured by liens and security interests upon the property and assets of the Company. If any amounts are drawn under the facility, the Company will pay a non-refundable fee in the amount of $500,000, payable from the proceeds of the first drawing under the facility.

17.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. The Company has been reliant on their senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. As of December 31, 2019, the Company had $8.0 million available under Reserve Liquidity Facility to fund future cash flow requirements. On March 6, 2020, the maturity of the Reserve Liquidity facility was extended to April 1, 2021 and the available amount under the facility was increased to $18.0 million.

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
●
Monetize the CO2 produced at the Keyes Plant by executing on the agreement with Messer for the delivery of gas to their neighboring facility during the second quarter of 2020.
●
Construct and operate biogas digesters to capture and monetize biogas which is expected to begin operations in the second quarter of 2020.
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

Date: March 12, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ERIC A. MCAFEE	Chairman/Chief Executive Officer	March 12, 2020
Eric A. McAfee	(Principal Executive Officer and Director)

/s/Todd Waltz	Chief Financial Officer	March 12, 2020
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ Francis Barton	Director	March 12, 2020
Fran Barton

/s/ Lydia I. Beebe	Director	March 12, 2020
Lydia I. Beebe
/s/ John R. Block	Director	March 12, 2020
John R. Block