Form 10-Q
period 2020-03-31
AEMETIS, INC
filed 2020-05-14
CIK 738214

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
OR
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

The number of shares outstanding of the registrant’s Common Stock on April 30, 2020 was 20,683,562 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2020

INDEX

PART I--FINANCIAL INFORMATION

Item 1	Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	44
Item 4.	Controls and Procedures.	44

PART II--OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop, maintain and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
  CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$303	$656
Accounts receivable	1,584	2,036
Inventories	5,246	6,518
Prepaid expenses	910	794
Other current assets	1,810	2,572
Total current assets	9,853	12,576

Property, plant and equipment, net	90,628	84,226
Operating lease right-of-use assets	397	557
Other assets	2,937	2,537
Total assets	$103,815	$99,896

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$16,904	$15,968
Current portion of long term debt	6,036	5,792
Short term borrowings	17,327	16,948
Mandatorily redeemable Series B convertible preferred stock	3,175	3,149
Accrued property taxes	4,378	4,095
Accrued contingent litigation fees	6,200	6,200
Other current liabilities	6,935	5,667
Total current liabilities	60,955	57,819
Long term liabilities:
Senior secured notes	112,177	107,205
EB-5 notes	36,500	36,500
GAFI secured and revolving notes	30,847	29,856
Long term subordinated debt	6,161	6,124
Series A preferred units	16,322	14,077
Other long term liabilities	7,542	2,687
Total long term liabilities	209,549	196,449

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 20,683 and 20,570 shares issued and outstanding each period, respectively	21	21
Additional paid-in capital	87,255	86,852
Accumulated deficit	(249,473)	(237,421)
Accumulated other comprehensive loss	(4,493)	(3,825)
Total stockholders' deficit	(166,689)	(154,372)
Total liabilities and stockholders' deficit	$103,815	$99,896

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended March 31,
	2020	2019
Revenues	$39,480	$41,888

Cost of goods sold	39,913	42,239

Gross loss	(433)	(351)

Research and development expenses	117	33
Selling, general and administrative expenses	3,936	4,241
Operating loss	(4,486)	(4,625)

Other (income) expense:
Interest expense
Interest rate expense	5,586	4,986
Debt related fees and amortization expense	1,290	1,223
Accretion of Series A preferred units	960	449
Other (income) expense	(63)	(623)
Loss before income taxes	(12,259)	(10,660)
Income tax expense (benefit)	(207)	7
Net loss	$(12,052)	$(10,667)

Less: Net loss attributable to non-controlling interest	-	(938)
Net loss attributable to Aemetis, Inc.	$(12,052)	$(9,729)

Other comprehensive loss
Foreign currency translation gain (loss)	(668)	58
Comprehensive loss	$(12,720)	$(10,609)

Net loss per common share attributable to Aemetis, Inc.
Basic	$(0.58)	$(0.48)
Diluted	$(0.58)	$(0.48)

Weighted average shares outstanding
Basic	20,651	20,367
Diluted	20,651	20,367

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)
	For the three months ended March 31,
	2020	2019
Operating activities:
Net loss	$(12,052)	$(10,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	310	290
Depreciation	1,090	1,138
Debt related fees and amortization expense	1,290	1,223
Intangibles and other amortization expense	12	12
Accretion of Series A preferred units	960	449
Deferred tax benefit	(215)	-
Change in fair value of stock appreciation rights	-	35
Changes in operating assets and liabilities:
Accounts receivable	384	(973)
Inventories	1,075	(173)
Prepaid expenses	(117)	373
Other assets	428	(220)
Accounts payable	1,074	2,755
Accrued interest expense and fees	5,440	4,201
Other liabilities	931	(550)
Net cash provided by (used in) operating activities	610	(2,107)

Investing activities:
Capital expenditures	(2,372)	(598)
Net cash used in investing activities	(2,372)	(598)

Financing activities:
Proceeds from borrowings	3,780	7,349
Repayments of borrowings	(3,645)	(5,759)
GAFI proceeds from borrowing	-	24
GAFI repayments of borrowings	-	(55)
Proceeds from Series A preferred units financing	1,285	-
Net cash provided by financing activities	1,420	1,559

Effect of exchange rate changes on cash and cash equivalents	(11)	1
Net change in cash and cash equivalents for period	(353)	(1,145)
Cash and cash equivalents at beginning of period	656	1,188
Cash and cash equivalents at end of period	$303	$43

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest, net of capitalized interest of $88 and $64 for the three months ended March 31, 2020 and 2019, respectively	$54	$721
Income taxes paid	8	-
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Fair value of warrants issued to subordinated debt holders	93	67
TEC debt extension, waiver fees, promissory notes fees added to debt	29	1,102
Capital expenditures in accounts payable	2,289	839
Operating lease liabilities arising from obtaining right of use assets	-	1,181
Capital expenditures purchased on financing	5,652	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

For the three months ended March 31, 2020
							Accumulated Other	Total
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(Loss)	deficit

Balance at December 31, 2019	1,323	$1	20,570	$21	$86,852	$(237,421)	$(3,825)	$(154,372)

Stock-based compensation	-	-	-	-	310	-	-	310
Issuance and exercise of warrants	-	-	113	-	93	-	-	93
Foreign currency translation loss	-	-	-	-	-	-	(668)	(668)
Net loss	-	-	-	-	-	(12,052)	-	(12,052)

Balance at March 31, 2020	1,323	$1	20,683	$21	$87,255	$(249,473)	$(4,493)	$(166,689)

For the three months ended March 31, 2019
							Accumulated Other		Total
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(Loss)	Interest	deficit

Balance at December 31, 2018	1,323	$1	20,345	$20	$85,917	$(193,204)	$(3,576)	$(4,740)	$(115,582)

Stock-based compensation	-	-	-	-	290	-	-	-	290
Issuance and exercise of warrants	-	-	30	-	67	-	-	-	67
Foreign currency translation gain	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	(9,729)	-	(938)	(10,667)

Balance at March 31, 2019	1,323	$1	20,375	$20	$86,274	$(202,933)	$(3,518)	$(5,678)	$(125,834)

The accompanying notes are an integral part of the financial statements.

1.
Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis, “Aemetis,” the “Company,” “we,” “our” or “us”) is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 60 million gallon per year ethanol facility (“Keyes Plant”) in the California Central Valley near Modesto where we manufacture and produce ethanol, high proof alcohol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility (“Kakinada Plant”) on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. Additionally, we own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through our subsidiary Goodland Advanced Fuels, Inc., (“GAFI”), which was formed to acquire the Goodland Plant. On December 31, 2019 we exercised an option to acquire all capital stock of GAFI for $10 and consolidated assets, liabilities, and equity of GAFI as a wholly-owned subsidiary from December 31, 2019. Prior to December 31, 2019, GAFI activity is shown as non-controlling interest in the consolidated statements of operations.

We also lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech Technology (“LanzaTech”) and InEnTec Technology (“InEnTec”) to build a cellulosic ethanol production facility in Riverbank, California (the “Riverbank Cellulosic Ethanol Facility”) capable of converting local California surplus biomass – principally agricultural waste – into ultra-low carbon renewable cellulosic ethanol (the “Riverbank Project”). By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers (“RINs”) and California’s Low Carbon Fuel Standard (“LCFS”) credits.

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a facility by Messer to sell carbon dioxide (“CO2”) produced at the Keyes Plant (the “CO2 Project”). The Aemetis section of the CO2 Project construction was completed in January 2020 and Messer completed construction on their section in April 2020. We commenced operations and expect revenue from this project in the second quarter of 2020.

In 2018, we formed Aemetis Biogas, LLC (“ABGL”) to construct biogas digesters at local dairies near the Keyes Plant (the “Biogas Project”), many of whom are already customers of the distillers’ grain produced at the Keyes Plant. Construction has been underway on the first two digesters, which will connect by pipeline to a gas cleanup and compression facility to produce Renewable Natural Gas (“RNG”). ABGL currently has signed participation agreements with over a dozen local dairies and three fully executed leases with dairies near the Keyes Plant in order to capture methane from such dairies, which would otherwise be released into the atmosphere, primarily from manure wastewater lagoons. We plan to capture biogas from multiple dairies and pipe the gas to a centralized location at our Keyes Plant where we will remove the impurities of the methane and clean it into bio-methane for injection into the local utility pipeline or to a renewable compressed natural gas (“RCNG”) truck loading station that will service local trucking fleets to displace diesel fuel. The biogas can also be used in our Keyes Plant to displace petroleum-based natural gas. We believe the environmental benefits of the Biogas Project are potentially significant because dairy biogas has a negative carbon intensity (“CI”) under the California LCFS. The biogas produced by ABGL is expected to also receive D3 RINs under the federal Renewable Fuel Standard (“RFS”).

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis. Additionally, we consolidate all entities in which we have a controlling financial interest either directly or by option to acquire the interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Prior to December 31, 2019, GAFI was consolidated into the financial statements as a VIE and GAFI activity was shown as non-controlling interest in the consolidated statements of operations. On December 31, 2019, we exercised an option to acquire all capital stock of GAFI for $10 and consolidated assets, liabilities, and equity of GAFI as a wholly-owned subsidiary on December 31, 2019 forward.

The accompanying consolidated condensed balance sheet as of March 31, 2020, the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the consolidated condensed statements of cash flows for the three months ended March 31, 2020 and 2019, and the consolidated condensed statements of stockholders’ deficit for the three months ended March 31, 2020 and 2019 are unaudited. The consolidated condensed balance sheet as of December 31, 2019 was derived from the 2019 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2019 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements for the three months ended March 31, 2020 and 2019 have been prepared on the same basis as the audited consolidated statements as of December 31, 2019 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Revenue Recognition. We derive revenue primarily from sales of ethanol and related co-products in North America, and biodiesel and refined glycerin in India pursuant to supply agreements and purchase order contracts. We assessed the following criteria under the ASC 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

North America:  In North America, we sell the majority of our production to one customer, J.D. Heiskell & Co. (“J.D. Heiskell”), under a supply contract, with individual sales transactions occurring under this contract. Given the similarity of these transactions, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to the tank of J.D. Heiskell or to one of their contracted trucking companies. At this point in time, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy Marketing (“Kinergy”) for ethanol and by A.L. Gilbert Company (“A.L. Gilbert”) on WDG and DCO. There is no transaction price allocation needed.

During the first quarter of 2020, certain Tobacco and Alcohol Tax and Trade Bureau (“TTB”) prohibitions were lifted, allowing for the sale of high proof alcohol by ethanol producers. Accordingly, during the last week of March 2020, Aemetis obtained the necessary permits and began selling high proof alcohol for industrial and commercial applications directly to customers in the West Coast on prepayment terms. The agreements and terms were evaluated according to ASC 606 guidance and revenue was recognized upon satisfaction of the performance obligation by delivery of the product based on the terms of the agreement. Sales of high proof alcohol represented less than 3% of quarterly revenue, and as such aggregated with ethanol sales.

 The below table shows our sales in North America by product category:

North America (in thousands)
	For the three months ended March 31,
	2020	2019
Ethanol sales	$25,322	$27,189
Wet distillers' grains sales	8,374	8,603
Other sales	2,176	844
	$35,872	$36,636

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

We also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those customers in certain contractual agreements.

In North America, we assessed principal versus agent criteria as we buy corn as feedstock in producing ethanol from our working capital partner J.D. Heiskell and sell all ethanol, WDG, and corn oil produced in this process to J.D. Heiskell. Our finished goods tank is leased by J.D. Heiskell and they require us to transfer legal title to the product upon transfer of our finished ethanol to this location. We consider the purchase of corn as a cost of goods sold and the sale of ethanol upon transfer to the finished goods tank as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have legal title to the goods during the processing time. The pricing for both corn and ethanol is set independently. Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. Transportation charges are accounted for in cost of goods sold and marketing charges are accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. The Company has elected to adopt an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general and administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount. Hence, we are the principal in North America sales scenarios where our customer and vendor may be the same.

We have a contract liability of $0.3 million as of March 31, 2020, in connection with a contract with a customer to sell LCFS credits. However, the control of the LCFS credits was not transferred to the customer until April 2, 2020 while we received cash in advance.

We have a contract liability of $1.9 million as of March 31, 2020, in connection with shipments to several customers for which we received cash in advance while shipments were fulfilled in April 2020.

India:  In India, we sell products pursuant to purchase orders (written or verbal) or by contract with governmental or international parties, in which performance is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined daily based on reference market prices for biodiesel, refined glycerin, and Palm Fatty Acid Distillers (“PFAD”) net of taxes. There is no transaction price allocation needed.

The below table shows our sales in India by product category:

India (in thousands)
	For the three months ended March 31,
	2020	2019
Biodiesel sales	$2,793	$4,347
Refined Glycerin sales	90	899
PFAD sales	712	-
Other sales	13	6
	$3,608	$5,252

In India, we also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those same customers in certain contractual agreements. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel according to agreements we enter into in these situations. Hence, we are the principal in India sales scenarios where our customer and vendor may be the same.

Cost of Goods Sold. Cost of goods sold includes those costs directly associated with the production of revenues, such as raw material consumed, factory overhead and other direct production costs. During periods of idle plant capacity, costs otherwise charged to cost of goods sold are reclassified to selling, general and administrative expense.

Accounts Receivable. The Company sells ethanol, WDG, CDS, and DCO through third-party marketing arrangements generally without requiring collateral and high proof alcohol directly to customers generally on advanced payment terms. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Usually, invoices are due within 30 days on net terms. Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowances for doubtful accounts as of March 31, 2020 and December 31, 2019.

Inventories. Finished goods, raw materials, and work-in-process inventories are valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value (“NRV”). Distillers’ grains and related products are stated at NRV. In the valuation of inventories, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the Keyes Plant, Goodland Plant and Kakinada Plant. The Goodland Plant is partially completed and is not ready for operation and the Riverbank Project and Biogas Project are being constructed and are not in operations, hence we are not depreciating these assets yet. CO2 Project was completed and commenced operations in the second quarter of 2020 and any assets under the CO2 Project are capitalized and will be depreciated from the second quarter of 2020. Otherwise, it is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment—Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. Additionally, the impact of the COVID-19 pandemic was assessed, and based upon this assessment, the Company determined that the positive effects outweigh the negative impacts. Thus, no further impairment analysis was considered necessary.

California Energy Commission Technology Demonstration Grant. The Company has been awarded and substantially completed the demonstration project associated with the $825 thousand matching grant program from the California Energy Commission (“CEC”) Natural Resources Agency to optimize the effectiveness of technologies to break down biomass to produce cellulosic ethanol. The Company has received $778 thousand in grant proceeds as of March 31, 2020.  The project focused on the deconstruction and conversion of sugars liberated from California-relevant feedstocks and then converting the sugars to ethanol. The Company receives these funds as reimbursement for actual expenses incurred. Due to the uncertainty associated with the expense approval process under the grant program, the Company recognizes the grant as a reduction of the expenses in the period when approval is received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. The Company has been awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for expenses required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company received $1.9 million as of March 31, 2020 as reimbursement for actual expenses incurred. Due to the uncertainty associated with the expense approval process under the grant program, the Company recognizes the grant as a reduction of the expenses in the period when approval is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the CEC in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank Project. The Company receives the CEC funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant of $1.36 million received for capital expenditures during the third quarter of 2019 was recorded as other long term liabilities as of March 31, 2020 and December 31, 2019.

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three months ended March 31, 2020 and 2019, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of March 31, 2020 and 2019:

	As of
	March 31, 2020	March 31, 2019

Series B preferred (post split basis)	132	132
Common stock options and warrants	5,688	3,640
Debt with conversion feature at $30 per share of common stock	1,269	1,242
SARs conversion if stock issued at $0.91 per share to cover $2.1 million	-	2,298
Total number of potentially dilutive shares excluded from the diluted net loss per share calculation	7,089	7,312

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

The “North America” operating segment includes the Keyes Plant, the Riverbank Cellulosic Ethanol Facility, the Biogas Project, the Goodland Plant and the research and development facility in Minnesota.

The “India” operating segment includes the Company’s 50 million gallon per year capacity Kakinada Plant in India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

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

Debt Modification Accounting. The Company evaluates amendments to its debt in accordance with ASC 470-50 Debt–Modification and Extinguishments for modification and extinguishment accounting. This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where the net present value of future cash flows changed more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

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

Recently Issued Accounting Pronouncements.

For a complete summary of the Company’s significant accounting policies, please refer to the Company’s audited financial statements and notes thereto for the years ended December 31, 2019 and 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2020. There were no new accounting pronouncements issued applicable to the Company during the three months ended March 31, 2020.

2.
Inventories

Inventories consist of the following:

	As of
	March 31, 2020	December 31, 2019
Raw materials	$2,394	$2,566
Work-in-progress	1,367	1,455
Finished goods	1,485	2,497
Total inventories	$5,246	$6,518

As of March 31, 2020 and December 31, 2019, the Company recognized a lower of cost or market impairment of $0.2 million and $0.1 million respectively, related to inventory.

3.
Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	March 31, 2020	December 31, 2019
Land	$4,077	$4,104
Plant and buildings	83,799	83,139
Furniture and fixtures	1,095	1,094
Machinery and equipment	4,169	4,252
Construction in progress	19,206	12,571
Property held for development	15,408	15,408
Total gross property, plant & equipment	127,754	120,568
Less accumulated depreciation	(37,126)	(36,342)
Total net property, plant & equipment	$90,628	$84,226

Construction in progress contains incurred costs for the Biogas Project, CO2 Project, Riverbank Project, and Zebrex equipment installed at the Keyes Plant. In the second quarter of 2020, CO2 Project commenced operations and was placed in service at that time. Depreciation on the components of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery & equipment	5 - 7
Furniture & fixtures	3 - 5

For the three months ended March 31, 2020 and 2019, the Company recorded depreciation expense of $1.1 million for each period.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three months ended March 31, 2020 and 2019.

4.
Debt

Debt consists of the following:

	March 31, 2020	December 31, 2019
Third Eye Capital term notes	$7,024	$7,024
Third Eye Capital revolving credit facility	67,077	62,869
Third Eye Capital revenue participation term notes	11,794	11,794
Third Eye Capital acquisition term notes	26,282	25,518
Third Eye Capital promissory note	3,434	2,815
Cilion shareholder seller notes payable	6,161	6,124
Subordinated notes	11,816	11,502
EB-5 promissory notes	42,176	41,932
Unsecured working capital loans	2,077	2,631
GAFI Term and Revolving loans	31,207	30,216
Total debt	209,048	202,425
Less current portion of debt	23,363	22,740
Total long term debt	$185,685	$179,685

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

Based on the terms of Amendment No. 14, on April 1, 2020, the Company exercised option to extend the maturity to April 1, 2021 for a reduced fee of 1% on the outstanding debt which will be added to the outstanding balance of the notes on April 1, 2020.

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

On November 11, 2019, Third Eye Capital agreed to Limited Waiver and Amendment No. 16 to the Note Purchase Agreement (“Amendment No. 16”), to waive the ratio of note indebtedness covenant for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. As a consideration for this amendment, the Company also agreed to pay Third Eye Capital an amendment fee of $0.5 million to be added to the redemption fee which is due upon redemption of the Notes.

According to ASC 470-10-45 Debt–Other Presentation Matters, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. To assess this guidance, the Company performed ratio and cash flow analysis using its cash flow forecast and debt levels. The Company forecasted sufficient cash flows over the next 12 months to reduce debt levels of Third Eye Capital and meet operations of the Company. Based on this analysis, the Company believes that it is reasonably possible that through a combination of cash flow from operations, new projects that provide additional liquidity, and sales of EB-5 investments, it will be able to meet the ratio of the note indebtedness covenant over the next 12 months. As such, the notes are classified as long-term debt.

On February 27, 2019, a Promissory Note (the “February 2019 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2019. In consideration of the February 2019 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. On April 30, 2019, the February 2019 Note was modified to remove the stated maturity date and instead will be due on demand by Third Eye Capital. In third quarter of 2019, the February 2019 Note was modified to include additional borrowings of $0.7 million. In first quarter of 2020, the February 2019 Note was modified to include additional borrowings of $0.6 million. As of March 31, 2020, the outstanding balance of principal and interest on the February 2019 Note was $3.4 million. As of March 31, 2020, there was a covenant violation that was subsequently waived by Third Eye Capital in the 8th amendment to the February 2019 Note.

Terms of Third Eye Capital Notes

A.
Term Notes. As of March 31, 2020, the Company had $7.0 million in principal and interest outstanding under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2021.

B
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17.00% as of March 31, 2020) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2021. As of March 31, 2020, AAFK had $67.1 million in principal and interest and waiver fees outstanding under the Revolving Credit Facility.

C.
Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2021. As of March 31, 2020, AAFK had $11.8 million in principal and interest outstanding on the Revenue Participation Term Notes.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (14.00% per annum as of March 31, 2020) and mature on April 1, 2021. As of March 31, 2020, Aemetis Facility Keyes, Inc. had $26.3 million in principal and interest and redemption fees outstanding. The outstanding principal balance includes a total of $7.5 million in redemption fees, including $4.5 million which was added to the Acquisition Term Notes as part of Amendment No. 14, $1.0 million of covenant waiver fees added in connection with Amendment No.15, and $0.5 million of covenant waiver fees added in connection with Amendment No. 16.

E.
Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $18.0 million, accrue interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2021. We have no borrowings outstanding under the Reserve Liquidity Notes as of March 31, 2020.

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

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (“Cilion”) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of March 31, 2020, Aemetis Facility Keyes, Inc. had $6.2 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $0.9 million and $2.5 million in original notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months. Upon maturity, the Subordinated Notes are generally extended with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full.

On January 1, 2020, the Subordinated Notes were amended to extend the maturity date until the earliest of (i) June 30, 2020; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated the January 1, 2020 amendment and the refinancing terms of the Subordinated Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At March 31, 2020 and December 31, 2019, the Company had, in aggregate, $11.8 million and $11.5 million in principal and interest outstanding net of discount issuance costs of $0.2 million and none, respectively, under the Subordinated Notes.

EB-5 promissory notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2-3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the “EB-5 Phase I funding”). The original maturity date on the promissory notes can be extended automatically for a one or two-year period initially and is eligible for further one-year automatic extensions as long as there is no notice of non-extension from investors and the investors’ immigration process is in progress. On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes which restated the original maturity date on the promissory notes with automatic six-month extensions as long as the investors’ immigration processes are in progress. Except for five early investor EB-5 Notes, the Company was granted 12 months from the date of the completion of immigration process to redeem these EB-5 Notes. Accordingly, the notes have been recognized as long-term debt while the five early investor notes have been classified as current debt. The EB-5 Notes are convertible after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of March 31, 2020, $35.0 million has been released from the escrow amount to the Company, with $0.5 million remaining in escrow and $0.5 million to be funded to escrow. As of March 31, 2020, $35.0 million in principal and $3.1 million in accrued interest was outstanding on the EB-5 Notes sold under the EB-5 Phase I funding.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding, to refinance indebtedness and capital expenditures of Aemetis, Inc. and GAFI (the “EB-5 Phase II funding”). On November 21, 2019, the minimum investment was raised from $500,000 per investor to $900,000 per investor. The Company entered into a Note Purchase Agreement dated with Advanced BioEnergy II, LP, a California limited partnership authorized as a Regional Center to receive EB-5 Phase II investments, for the issuance of up to 100 EB-5 Notes bearing interest at 3%. Each note will be issued in the principal amount of $0.9 million and due and payable five years from the date of each note, for a total aggregate principal amount of up to $50.0 million.

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Cellulosic Ethanol Facility in increments of $0.9 million after November 21, 2019. The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of March 31, 2020, $4.0 million was released from escrow to the Company and $46.0 million remains to be funded to escrow. As of March 31, 2020, $4.1 million in principal and interest was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital cash advances bear interest at 12% and working capital can be induced through trading of feedstock or finished goods by Gemini which does not have any interest accrual. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the three months ended March 31, 2020, we have accrued no interest on Gemini balance as the investment was for feedstock purchase and finished goods trade. During the three months ended March 31, 2020 and 2019, the Company made principal payments to Gemini of approximately $3.6 million and $5.6 million, respectively. As of March 31, 2020 and December 31, 2019, the Company had approximately $1.5 million and $2.0 million outstanding under this agreement, respectively.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 days period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the three months ended March 31, 2020 and 2019, the Company made principal and interest payments to Secunderabad Oils of approximately $34 thousand and $0.3 million, respectively. As of March 31, 2020 and December 31, 2019, the Company had $0.6 million for each period outstanding under this agreement.

GAFI Term loan and Revolving loan. On July 10, 2017, GAFI entered into a Note Purchase Agreement (“GAFI Note Purchase Agreement”) with Third Eye Capital (“Noteholders”). Pursuant to the GAFI Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the GAFI Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (“GAFI Term Loan”) and (ii) revolving advances not to exceed ten million dollars in the aggregate (“GAFI Revolving Loan”). The interest rate per annum applicable to the GAFI Term Loan is equal to ten percent (10%). The interest rate per annum applicable to the GAFI Revolving Loans is the greater of Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12.00%). The applicable interest rate as of March 31, 2020 was 12.00%. The maturity date of the GAFI Term Loan and GAFI Revolving Loan (“GAFI Loan Maturity Date”) is July 10, 2020, provided that the GAFI Loan Maturity Date may be extended at the option of Aemetis for up to one-year period upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. An initial advance under the GAFI Revolving Loan was made for $2.2 million as a prepayment of interest on the GAFI Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to Noteholders.

On June 28, 2018, GAFI entered into Amendment No. 1 to the GAFI Term Loan with Third Eye Capital for an additional amount of $1.5 million with a fee of $75 thousand added to the loan from Third Eye Capital at a 10% interest rate. On December 20, 2018, $1.6 million from Amendment No. 1 was repaid. Pursuant to Amendment No. 1, Aemetis, Inc. entered into a Stock Appreciation Rights Agreement to issue 1,050,000 Stock Appreciation Rights (“SARs”) to Third Eye Capital on August 23, 2018, with an exercise date of one year from the issuance date with a call option for the Company at $2.00 per share during the first 11 months of the agreement either to pay $2.1 million in cash or issue common stock worth $2.1 million based on the 30-day weighted average price of the stock on the call date, and a put option for Third Eye Capital at $1.00 per share during the 11th month of the agreement where the Company can redeem the SARs for $1.1 million in cash. In the event that none of the above options is exercised, the SARs will be automatically exercised one year from the issuance date based upon the 30-day weighted average stock price and paid in cash and cash equivalents. On July 22, 2019, Third Eye Capital exercised the put option at $1.00 per share for $1.1 million. The exercise value of the SARs of $1.1 million was added to the GAFI Term Loan and the SARs fair value liability was released.

On December 3, 2018, GAFI entered into Amendment No. 2 to the GAFI Term Loan with Third Eye Capital for an additional amount of $3.5 million from Third Eye Capital at a 10% interest rate. GAFI borrowed $1.8 million against this Amendment No. 2 with a $175 thousand fee added to the loan and $0.2 million was withheld from the $1.8 million for interest payments. $1.5 million is available to draw under GAFI Amendment No. 2 for the CO2 Project (“CO2 Term Loan”). Among other requirements, the Company is also required to make the following mandatory repayments of the CO2 Term Loan: (i) on a monthly basis, an amount equal to 75% of any payments received by the Company for CO2 produced by Linde LLC, (ii) an amount equal to 100% of each monthly payment received by the Company for land use by Linde for CO2 plant, (iii) on a monthly basis, an amount equal to the product of: $0.01 multiplied by the number of bushels of corn grain used in the ethanol production at the Keyes Plant. Based on the mandatory payments, an amount of $0.4 million is estimated to be paid in the next 12 months and is classified as current debt as of March 31, 2020.

As of March 31, 2020, GAFI had $20.4 million net of debt issuance costs of $0.2 million outstanding on the GAFI Term Loan and $10.8 million on the GAFI Revolving Loan respectively.

Scheduled debt repayments for the Company’s loan obligations follow:

Twelve months ended March 31,	Debt Repayments
2021	$23,363
2022	152,436
2023	27,500
2024	3,411
2025	2,500
Total debt	209,210
Debt issuance costs	(162)
Total debt, net of debt issuance costs	$209,048

5. Commitments and Contingencies

Leases

We adopted the ASC 842 Lease accounting standard on January 1, 2019. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations as we incur the expenses.

After assessment of this standard on our company-wide agreements and arrangements, we have identified assets as the corporate office, warehouse, monitoring equipment and laboratory facilities over which we have control and obtain economic benefits fully. We classified these identified assets as operating leases after assessing the terms under classification guidance. Our leases have remaining lease terms of 1 year to 3 years, of which only one lease has option to extend the lease. We have concluded that it is not reasonably certain that we would exercise such option. Therefore, as of the lease commencement date, our lease terms generally did not include options to extend the lease. We include options to extend the lease when it is reasonably certain that we will exercise that option. We have an equipment lease with extension options which the Company is likely to extend; however, the equipment is billed based on the hours it is used in the period. According to the guidance, the variable payments based on other than index or rate, are to be expensed in the period incurred. As such, the equipment cost is recognized as it is incurred. The corporate office had a sublease agreement for seven months in which we were a sub lessor. We did not have any separate lease components in any of the leases and the property taxes and insurance charges are based on a variable rate in our real estate leases, hence we did not include them in the lease payments as in substance fixed payments.

When discount rates implicit in leases cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and measure lease liabilities and ROU assets. The incremental borrowing rate used by the Company was based on weighted average baseline rates commensurate with the Company’s secured borrowing rate over a similar term. At each reporting period when there is a new lease initiated, the rates established for that quarter will be used.

Upon adoption of the standard, we recognized additional operating liabilities of $1.2 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum lease payments for existing operating leases.

The components of lease expense and sublease income was as follows:

	Three months ended March 31,
	2020	2019
Operating lease expense	$177	$181
Short term lease expense	14	41
Variable lease expense	34	32
Sub lease income	-	(17)
Total lease cost	$225	$237

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three months ended March 31, 2020 and March 31, 2019:

	Three months ended March 31
	2020	2019
Accretion of the lease liability	$17	$40

Amortization of right-of-use assets	$160	$141

As of March 31, 2020, our weighted average remaining lease term and discount rate were as follows:

Weighted Average Remaining Lease Term Operating Leases	1.5 years
Weighted Average Discount Rate Operating Leases	14.8%

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$397	$557

Operating lease liability:
Short term lease liability	$257	$377
Long term lease liability	$158	$200

Maturities of operating lease liabilities were as follows:

Twelve months ended March 31,	Operating leases

2021	$293
2022	167
Total lease payments	$460

Less imputed interest	(45)

Total operating lease liability	$415

Other Commitments

The Company entered into an agreement with Mitsubishi Chemical America, Inc. We purchased certain equipment to save energy used in the Keyes Plant. We also entered into a financing agreement with the seller for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. The equipment was delivered in March 2020; however the installation has been delayed due to the COVID-19 pandemic. Hence, we recorded the asset in construction in progress fixed assets and related liability in other liabilities of $5.7 million as of March 31, 2020.

Sales Commitments

We entered into several agreements with customers to sell approximately 3.1 million gallons of product through April 2021.

Property taxes

The Company entered into a payment plan with Stanislaus County for unpaid property taxes for the Keyes Plant site on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company was set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. After making one payment, Company defaulted on the payment plan and as of March 31, 2020 and December 31, 2019, the balance in property tax accrual was $4.4 million and $4.1 million, respectively. Stanislaus County agreed not to enforce collection actions and we are now in discussions with Stanislaus County regarding a payment plan.

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

6. Biogas LLC – Series A Preferred Financing

On December 20, 2018, Aemetis Biogas LLC entered into a Series A Preferred Unit Purchase Agreement (the “Preferred Unit Agreement”) by selling Series A Preferred Units to Protair-X Americas, Inc. (the “Purchaser”), with Third Eye Capital acting as an agent for the purchaser (the “Agent”). ABGL plans to construct and collect biogas from dairies located near the Keyes Plant. Biogas is a blend of methane along with CO2 and other impurities that can be captured from dairies, landfills and other sources. After a gas cleanup and compression process, biogas can be converted into bio-methane, which is a direct replacement of petroleum natural gas and can be transported in existing natural gas pipelines.

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

The Preferred Unit Agreement includes (i) preference payments of $0.50 per unit on the outstanding Series A Preferred Units commencing on the second anniversary, (ii) conversion rights for up to 1,200,000 common units or up to maximum number of 5,000,000 common units (also at a one Series A Preferred Unit to one common unit basis) if certain triggering events occur, (iv) one board seat of the three available to be elected by Series A Preferred Unit holders, (iii) mandatory redemption value at $15 per unit payable at an amount equal to 75% of free cash flow generated by ABGL, up to $90 million in the aggregate (if all units are issued), (iv) full redemption of the units on the sixth anniversary, (v) minimum cash flow requirements from each digester, and (vi) $0.9 million paid as fees to the Agent from the proceeds.

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of March 31, 2020, ABGL has not completed construction within one year from the date of initial investment and generated minimum quarterly operating cash flows. Upon the violation of this covenant, cash flows applied for redemption payments increased to 100% from 75% of free cash flows.

From inception of the agreement to date, ABGL issued 2,880,000 Series A Preferred Units on first tranche for a value of $13.1 million. The Company is accreting up this first tranche to the redemption value of $43.2 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of March 31, 2020 and March 31, 2019 based on the evaluation of the other conditions included in the agreement.

During the quarter ended March 31, 2020, ABGL issued 257,000 Series A Preferred Units for incremental proceeds of $1.3 million as part of the first tranche of the Preferred Unit Agreement. Consistent with the previous issuances, the units are treated as a liability as the conversion option was deemed to be non-substantive. The Company is accreting up to the redemption value of $3.9 million over the estimated future cash flow periods of six years from the original anniversary date using the effective interest method.

As of March 31, 2020 and December 31, 2019, the Company recorded Series A Preferred Unit liabilities of $16.3 million and $14.1 million net of unit issuance costs and inclusive of accretive preferences pursuant to this agreement.

7. Stock-Based Compensation

2019 Plan

On April 29, 2019, the Aemetis 2019 Stock Plan (the “2019 Stock Plan”) was approved by stockholders of the Company. This plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Administrator of the plan may determine in its discretion. The 2019 Stock Plan’s term is 10 years and supersedes all prior plans. The 2019 Stock Plan authorized the issuance of 200,000 shares of common stock for the 2019 calendar year, in addition to permitting the transfer and grant of any available and unissued or expired options under the prior Amended and Restated 2007 Stock Plan in an amount up to 177,246 options.

Employee grants have a general vesting term of 1/12th every three months and are exercisable at any time after vesting subject to continuation of employment. Option grants for directors have immediate vesting with a 10-year term expiration.

With the approval of the 2019 Stock Plan, the Zymetis 2006 Stock Plan and the Amended and Restated 2007 Stock Plan (the “Prior Plans,” and together with the 2019 Stock Plan, the “Stock Plans”) are terminated for granting any options under either plan. However, any options granted before the 2019 Stock Plan approved will remain outstanding and can be exercised, and any expired options issued pursuant to the Prior Plans can be granted under the 2019 Stock Plan.

On January 9, 2020, 771,500 stock option grants were issued for employees and directors under the 2019 Stock Plan.

On March 28, 2020, 1,075,500 stock options grant were approved by Board for employees and directors under the 2019 Stock Plan.

As of March 31, 2020, 5.6 million options are outstanding under the Stock Plans.

Inducement Equity Plan Options

In March 2016, the Directors of the Company approved an Inducement Equity Plan (“Inducement Equity Plan,” together with the Stock Plans, the “Plans”) authorizing the issuance of 0.1 million non-statutory options to purchase common stock. As of March 31, 2020, no options are outstanding under the Inducement Equity Plan.

Common Stock Reserved for Issuance

The following is a summary of awards granted under the Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2019	147	3,746	$1.38
Authorized	1,892	-	-
Granted	(1,847)	1,847	0.71
Balance as of March 31, 2020	192	5,593	$1.16

As of March 31, 2020, there were 3.2 million options vested under the Plans.

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

For the three months ended March 31, 2020 and 2019, the Company recorded option expense in the amount of $310 thousand and $290 thousand, respectively.

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

There were 1.8 million options granted during the three months ended March 31, 2020.

The weighted average fair value calculations for options granted during the three months ended March 31, 2020 and 2019 are based on the following assumptions:

Description	For the three months ended March 31,
	2020	2019
Dividend-yield	0%	0%
Risk-free interest rate	1.08%	2.59%
Expected volatility	87.43%	88.52%
Expected life (years)	6.93	6.41
Market value per share on grant date	$0.71	$0.70
Fair value per share on grant date	$0.54	$0.53

As of March 31, 2020, the Company had $1.3 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.34 years of weighted average remaining term.

8.
Agreements

Working Capital Arrangement. Pursuant to the J.D. Heiskell Procurement Agreement, the Company agreed to procure whole yellow corn and grain sorghum primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. The term of the J.D. Heiskell Procurement Agreement expires on December 31, 2020 and the term can be automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all ethanol the Company produces to Kinergy or other marketing purchasers designated by the Company and all WDG the Company produces to A.L. Gilbert. The Company markets and sells DCO to A.L. Gilbert and other third parties. The Company’s relationships with J.D. Heiskell, Kinergy, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. Revenue is recognized upon delivery of ethanol to J. D. Heiskell as revenue recognition criteria have been met and any performance required of the Company subsequent to the sale to J.D. Heiskell is inconsequential. These agreements are ordinary purchase and sale agency agreements for the Keyes Plant.

The J.D. Heiskell sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and the J.D. Heiskell Procurement Agreement during the three months ended March 31, 2020, and 2019 were as follows:
	As of and for the three months ended March 31,
	2020	2019
Ethanol sales	$24,383	$27,189
Wet distiller's grains sales	8,374	8,603
Corn oil sales	928	800
Corn purchases	29,214	29,261
Accounts receivable	60	1,340
Accounts payable	1,749	2,766

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. The Ethanol Marketing Agreement matures on August 31, 2020 and the Wet Distillers Grains Marketing Agreement matures on December 31, 2020 with automatic one-year renewals thereafter. For the three months ended March 31, 2020 and 2019, the Company expensed marketing costs of $0.6 million for each period respectively, under the terms of each agreement.

9.
Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Keyes Plant, the Riverbank Cellulosic Ethanol Facility, the Biogas Project, the Goodland Plant and the research and development facility in Minnesota.

The “India” operating segment includes the Kakinada Plant, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

Summarized financial information by reportable segment for the three months ended March 31, 2020 and 2019 follows:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$35,872	3,608	39,480	36,636	5,252	$41,888
Cost of goods sold	36,413	3,500	39,913	36,967	5,272	42,239

Gross profit (loss)	(541)	108	(433)	(331)	(20)	(351)

Other Expenses
Research and development expenses	117	-	117	33	-	33
Selling, general and administrative expenses	3,120	816	3,936	4,066	175	4,241
Interest expense	6,857	19	6,876	6,042	167	6,209
Accretion of Series A preferred units	960	-	960	449	-	449
Other (income) expense	(53)	(10)	(63)	111	(734)	(623)

Income (loss) before income taxes	$(11,542)	$(717)	$(12,259)	(11,032)	372	$(10,660)

Capital expenditures	$1,298	$1,074	$2,372	351	247	$598
Depreciation	933	157	1,090	994	144	1,138

Total Assets	$89,322	$14,493	$103,815	82,990	16,906	$99,896

North America. During the three months ended March 31, 2020 and 2019, the Company’s revenues from ethanol, WDG, and DCO were made pursuant to the J.D. Heiskell Procurement Agreement. Sales of ethanol, WDG, and DCO to J.D. Heiskell accounted for 93.4% and 99.9% of the Company’s North America segment revenues for the three months ended March 31, 2020 and 2019.

India. During the three months ended March 31, 2020, two customers in biodiesel accounted for 32% and 18% of the Company’s consolidated India segment revenues. One of the PFAD customers accounted for 18% of the Company’s consolidated India segment revenues and none of the refined glycerin customers accounted for the Company’s consolidated India segment revenues. During the three months ended March 31, 2019, one customer in biodiesel accounted for 45% of the Company’s consolidated India segment revenues. None of the refined glycerin customers accounted for 10% of the Company’s consolidated India segment revenues.

10.
Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital, owned by Eric McAfee, $0.4 million as of March 31, 2020 and December 31, 2019 in connection with employment agreements and expense reimbursements previously accrued as salaries expense and currently held as an accrued liability. For the three months ended March 31, 2020 and 2019, the Company expensed none and $13 thousand, respectively, to reimburse actual expenses incurred for McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of March 31, 2020, $0.1 million remained as a prepaid expense related to Redwood Capital.

As consideration for the reaffirmation of guaranties required by Amendment No. 13 and 14 to the Note Purchase Agreement entered into by the Company with Third Eye Capital on March 1, 2017 and March 27, 2018 respectively, the Company also agreed to pay $0.2 million for each year to McAfee Capital in exchange for their willingness to provide the guaranties. The balance of $292 thousand and $304 thousand for the guaranty fee remained as an accrued liability as of March 31, 2020 and December 31, 2019 respectively.

The Company owes various board members amounts totaling $1.2 million as of March 31, 2020 and December 31, 2019, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended March 31, 2020 and 2019, the Company expensed $78 thousand and $101 thousand respectively, in connection with board compensation fees.

11.  Subsequent Events

The Company entered into a loan with Bank of America, NA in an aggregate principal amount of $1.1 million (the “BofA Loan”) evidenced by two promissory notes dated April 30, 2020 and May 1, 2020. The BofA Loan matures two years from the funding date and bears interest at a fixed rate of 1.00% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the funding date and may be prepaid by the Company prior to maturity without a prepayment penalty. Subject to the Company’s satisfaction of certain terms and conditions, all or a portion of the BofA Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for covered payment of payroll costs, mortgage interest, rent and utilities. However, no assurance is provided that the Company will be able to satisfy any or all of the conditions necessary for forgiveness for any portion of the BofA Loan.

On May 13, 2020, Aemetis entered into the first amendment to the Amended and Restated Heiskell Purchasing Agreement, dated May 16, 2013, between Aemetis and J.D. Heiskell (the “J.D. Heiskell Purchase Agreement”). The amendment, among other things, removes J.D. Heiskell’s obligation under the J.D. Heiskell Purchase Agreement to purchase and market ethanol from Aemetis and grants J.D. Heiskell certain protective rights over its Collateral (as defined therein) held by Aemetis.

On May 13, 2020, Aemetis entered into the first amendment to the Amended and Restated Aemetis Keyes Grain Procurement and Working Capital Agreement, dated May 2, 2013, between Aemetis and J.D. Heiskell (the “J.D. Heiskell Procurement Agreement”). The amendment, among other things, modifies certain terms and conditions governing the procurement of Grains (as defined therein), including the calculation of true-up amount and settlement mechanics. Additionally, the amendment requires Aemetis to build up a cash deposit for J.D. Heiskell to cover the costs of Grains purchased over weekends.

On May 13, 2020, Aemetis entered into the Eighth Amended and Restated Promissory Note with Third Eye Captial which waived covenant violations that existed as of March 31, 2020.

12.  Management’s Plans

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. The Company has been required to remit substantially all excess cash from operations to its senior lender and is therefore reliant on senior lender to provide additional funding when required. In order to meet its obligations during the next 12 months, the Company will need to either refinance the Company’s debt or receive the continued cooperation of senior lender. This dependence on the senior lender raises substantial doubt about the Company’s ability to continue as a going concern. The Company plans to pursue the following strategies to improve the course of the business:

●
Operate the Keyes Plant and continue to improve operational performance at the Plant, including the expansion into new products, new markets for existing products, and adoption of new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements.
●
Expand the ethanol sold at the Keyes Plant to include the cellulosic ethanol to be generated at the Riverbank Cellulosic Ethanol Facility and to utilize lower cost, non-food advanced feedstocks to significantly increase margins by 2021.
●
Monetize the CO2 produced at the Keyes Plant by delivery of gas to Messer facility starting in the second quarter of 2020.
●
Construct and operate the Biogas Project to capture and monetize biogas which is expected to begin operations in the third quarter of 2020.
●
Raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed technology from LanzaTech and InEnTec Technology to generate federal and state carbon credits available for ultra-low carbon fuels.
●
Secure higher volumes of shipments of fuels at the India plant by developing the sales channels and expanding the existing domestic markets.
●
Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current offering for $50 million from the EB-5 Phase II funding, or by vendor financing arrangements.

Management believes that through the above actions, the Company will have the ability to generate capital liquidity to carry out the business plan for 2020.

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

●
Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2020 and 2019.

●
Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●
Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under “Part II, Item 1A. Risk Factors,” and in other reports we file with the SEC. All references to years relate to the calendar year ended December 31 of the particular year.

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

Founded in 2006, we own and operate a 60 million gallon per year ethanol facility in the California Central Valley in Keyes, California where we manufacture and produce ethanol, high proof alcohol, WDG, CDS and DCO.  We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe.

We also lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech and InEnTec to build the Riverbank Cellulosic Ethanol Facility capable of converting local California surplus biomass–principally agricultural waste–into ultra-low carbon renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic RINs and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States EPA.

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a facility by Messer to sell CO2 produced at the Keyes Plant, which will add incremental income for the North America segment. We commenced operations and expect to recognize revenue from this project in the second quarter of 2020.

In 2018, we formed ABGL to construct biogas digesters at local dairies near the Keyes Plant, many of whom are already customers of the WDG produced at the Keyes Plant. The digesters are connected by a pipeline to a gas cleanup and compression facility to produce RNG.  ABGL currently has signed participation agreements with over a dozen local dairies and fully executed leases with three dairies near the Keyes Plant in order to capture their methane, which would otherwise be released into the atmosphere, primarily from manure wastewater lagoons. We plan to capture methane from multiple dairies and pipe the gas to a centralized location at our Keyes Plant. The impurities of the methane will then be removed and cleaned into bio-methane for injection into the local utility pipeline or to a RCNG truck loading station that will service local trucking fleets to displace diesel fuel.  The bio-methane can also be used in our Keyes Plant to displace petroleum-based natural gas. The environmental benefits of the Biogas Project are potentially significant because dairy biogas has a negative CI under the California LCFS and will also receive D3 RINs under the federal RFS. ABGL has constructed the first two digesters, and construction of our pipeline began in the first quarter 2020 with an expected operational date during the third quarter of 2020.

Additionally, we own the Goodland Plant through GAFI. We plan to deploy a cellulosic ethanol technology to the Goodland Plant.

North America Revenue

Our revenue development strategy in North America has historically relied on supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margins and to add incremental income to the North America segment, including the development of the Riverbank Cellulosic Ethanol Facility, the sale of CO2 produced at the Keyes Plant to Messer, the construction of biogas digesters at local dairies near the Keyes Plant, and the implementation of the Aemetis Integrated Microgrid System, the Food Emission and Energy Efficiency Delivery Initiative, the Mitsubishi dehydration system and other technologies at our plants. We are also actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product.

During the first quarter of 2020, certain TTB prohibitions were lifted, allowing for the sale of high proof alcohol by ethanol producers. Accordingly, during the last week of March 2020, Aemetis obtained the necessary permits and began selling high proof alcohol for industrial and commercial applications directly to customers on the West Coast on prepayment terms. Sales represented less than 3% of quarterly revenue.

We produce five products at the Keyes Plant: denatured ethanol fuel, high proof alcohol, WDG, DCO, and CDS. During the first quarter of 2020, we sold 100% of the ethanol and WDG we produced to J.D. Heiskell pursuant to the J.D. Heiskell Purchase Agreement. DCO was sold to J.D. Heiskell and other local animal feedlots (primarily poultry). Smaller amounts of CDS were sold to various local third parties. We began selling high proof alcohol in March 2020 directly to various customers throughout the West Coast. Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by Oil Price Information Service, as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us and is generally determined in reference to the local price of distillers dried grains and other feed products. North American revenue is dependent on the price of ethanol, WDG, and DCO.  Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply and price of distillers dried grains, and demand from the local dairy and feed markets. High proof alcohol pricing is based on the demand for it and supply restrictions in the current market. Our revenue is further influenced by our decision to operate the Keyes Plant at any capacity level, maintenance requirements, and the influences of the underlying biological processes.

In the fourth quarter of 2019, we entered into an agreement to sell California Carbon Allowances (“CCA”) and received the cash in advance. We recorded a contract liability of $1.0 million as of December 31, 2019, as control of the credits was not transferred to the customer until January 3, 2020. We recognized $1.0 million as revenue in the three months ended March 31, 2020.

In the first quarter of 2020, we entered into an agreement to sell LCFS credits and received the cash in advance. We recorded a contract liability of $0.3 million as of March 31, 2020, as control of the credits was not transferred to the customer until April 2, 2020.

In the first quarter of 2020, we entered into agreements with several customers to ship product for which we received cash in advance. We recorded a contract liability of $1.9 million as of March 31, 2020, as the shipments were fulfilled in April 2020.

India Revenue

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, fuel station customers, mining customers, industrial customers and tender offers placed by Government Oil Marketing Companies (“GOMCs”) for bulk purchases of fuels. In 2019, the Indian government imposed restrictions on imports of biodiesel mixtures, which we expect will positively impact local sales of biodiesel and provide additional opportunities to supply biodiesel for manufacturing purposes and infrastructure companies.

In 2019, under the Indian government mandate of mixing biodiesel with diesel, the Kakinada Plant won the tender to supply biodiesel to GOMCs such as Hindustan Petroleum, Bharat Petroleum, and Indian Oil Corporation. We started supplying biodiesel pursuant to this tender in May 2019. These tenders open annually, generally in December, soliciting bids for the next year based on competitiveness of price and quality of the biodiesel supplied. Due to the COVID-19 pandemic, the tender notification for 2020 was delayed, pending further updates in the second quarter of 2020.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended March 31 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$35,872	$36,636	$(764)	-2%
India	3,608	5,252	(1,644)	-31%

Total	$39,480	$41,888	$(2,408)	-6%

North America. The slight decrease in revenues during the three months ended March 31, 2020 was due to a 7% decrease in average price of ethanol to $1.56 per gallon, compared to $1.68 per gallon in the three months ended March 31, 2019, while the gallons of ethanol sold also decreased to 15.7 million gallons in three months ended March 31, 2020, compared to 16.2 million gallons in the same period of last year. In addition, WDG sales volume increased slightly to 107.0 thousand tons during the three months ended March 31, 2020, compared to 106.9 thousand tons in the three months ended March 31, 2019, and the average price of WDG decreased by 3% to $78 per ton in the three months ended March 31, 2020, compared to $80 per ton in the three months ended March 31, 2019. During the three months ended March 31, 2020, plant production averaged 114% of the 55 million gallon per year nameplate capacity. For the three months ended March 31, 2020, we generated 68% of our North America revenues from sales of ethanol, 23% from sales of WDG, 3% from sales of industrial alcohol, and 6% from sales of DCO, CCA credits, and CDS, compared to 75% of our North America revenues from sales of ethanol, 23% from sales of WDG, and 2% from sales of DCO and CDS for the three months ended March 31, 2019.

India. The decrease in revenues was primarily attributable to the India Plant shut down for repairs and maintenance in Feb 2020 and the operations were stopped during March 2020 due to COVID-19 government mandatory shut down for all businesses. In addition, the decrease in revenues was due to decrease in sales volume of biodiesel by 31% to 3,554 metric tons in the three months ended March 31, 2020 compared to 5,182 metric tons in the three months ended March 31, 2019, and by a 6% decrease in average price of biodiesel to $786 per metric ton in the three months ended March 31, 2020, compared to $839 per metric ton in the three months ended March 31, 2019. In addition, refined glycerin sales volume decreased by 90% to 145 metric tons in the three months ended March 31, 2020, compared to 1,396 metric tons in the three months ended March 31, 2019, and average price per metric ton decreased by 4% to $619 in the three months ended March 31, 2020, compared to $644 per metric ton in the three months ended March 31, 2019. For the three months ended March 31, 2020, we generated 77% of our revenues from the sale of biodiesel, 3% of our revenues from the sale of refined glycerin, and 20% of our revenues from the sale of PFAD, compared to 83% of our revenues from the sale of biodiesel and 17% of our revenues from the sale of refined glycerin for the three months ended March 31, 2019.

Cost of Goods Sold

Three Months Ended March 31 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$36,413	$36,967	$(554)	-1%
India	3,500	5,272	(1,772)	-34%

Total	$39,913	$42,239	$(2,326)	-6%

North America. We ground 5.7 million and 5.6 million bushels of corn in the three months ended March 31, 2020 and 2019, respectively. Our average cost of feedstock per bushel stayed the same at $5.20 per bushel during the three months ended March 31, 2020 compared to three months ended March 31, 2019. The cost of sales was consistent period over period even after 1% increase in bushels ground, as this cost was offset by an 8% decrease in average price of natural gas and a 40% decrease in enzymes cost.

India. The decrease in costs of goods sold was attributable to the decrease in biodiesel feedstock volume by 30% to 3,235 metric tons in the three months ended March 31, 2020, compared to 4,642 metric tons in the three months ended March 31, 2019, coupled with a decrease in the average price of biodiesel feedstock to $657 per metric ton in the three months ended March 31, 2020, compared to $693 per metric ton in the three months ended March 31, 2019. Refined glycerin feedstock volumes decreased by 90% to 109 metric tons in the three months ended March 31, 2020, compared to 1,140 metric tons in the three months ended March 31, 2019, while the average price of refined glycerin feedstock decreased by 47% to $441 per metric ton in the three months ended March 31, 2020, compared to $827 per metric ton in the three months ended March 31, 2019.

Gross Profit (loss)

Three Months Ended March 31 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$(541)	$(331)	$(210)	63%
India	108	(20)	128	-640%

Total	$(433)	$(351)	$(82)	23%

North America. Gross profit decreased in the three months ended March 31, 2020 due to the decrease in the average price of ethanol by 7% while the average corn price stayed the same during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

India. The increase in gross profit was attributable to the 5% decrease in biodiesel feedstock cost per metric ton and the 47% decrease in refined glycerin feedstock cost per metric ton, coupled with the increase in other sales of PFAD at the average price of $881 per ton.

Operating Expenses

R&D

Three Months Ended March 31 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$117	$33	$84	255%
India	-	-	-	-

Total	$117	$33	$84	255%

R&D expense in our North America segment increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to an increase in research related consulting fees and professional fees of $84 thousand.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended March 31 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$3,120	$4,066	$(946)	-23%
India	816	175	641	366%

Total	$3,936	$4,241	$(305)	-7%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. The decrease in the dollar amount of SG&A expenses for the three months ended March 31, 2020 was mainly due to a decrease in professional fees of $0.9 million. SG&A expenses as a percentage of revenue in the three months ended March 31, 2020 decreased to 9% as compared to 11% in the corresponding period of 2019.

India. The increase in the dollar amount of SG&A expenses for the three months ended March 31, 2020 was due to an increase in maintenance, supplies, and plant services of $0.3 million, and professional fees, travel, marketing costs of $0.3 million. SG&A expenses as a percentage of revenue in the three months ended March 31, 2020 increased to 23% as compared to 3% in the corresponding period of 2019.

Other Income and Expense

Three Months Ended March 31 (in thousands)

Other (income)/expense
	2020	2019	Inc/dec	% change
North America
Interest rate expense	$5,567	$4,819	$748	16%
Debt related fees and amortization expense	1,290	1,223	$67	5%
Accretion of Series A preferred units	960	449	$511	114%
Other (income)/expense	(53)	111	$(164)	-148%

India
Interest rate expense	19	167	$(148)	-89%
Other income	(10)	(734)	$724	-99%

Total	$7,773	$6,035	$1,738	29%

Other (Income)/Expense. Other (income) expense consists primarily of interest and amortization expense attributable to debt facilities acquired by our parent company and our subsidiaries. When the debt facilities include stock or warrants issued as fees, the fair value of stock and warrants is amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense.

North America. Interest expense was higher in the three months ended March 31, 2020 due to higher debt balances. Increase in accretion on the Series A Preferred Unit was due to issuance of additional shares. The increase in other income was due to no guarantee fee amortization during the three months ended March 31, 2020, compared to amortization of guarantee fees of $125 thousand in the three months ended March 31, 2019.

India. Interest expense decreased due to accruing on only one working capital line while the other line was treated as feedstock provider for working capital without interest accrual during the three months ended March 31, 2020. The decrease in other income of $0.7 million was due to release of non-recurring items in the three months ended March 31, 2019 as matters closed legally.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.3 million at March 31, 2020, $0.2 million of which was held in North America and the rest was held at our Indian subsidiary. Our current ratio at March 31, 2020 was 0.16, compared to a current ratio of 0.22 at December 31, 2019. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, EB-5 program borrowings, amounts available for borrowing, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	March 31, 2020	December 31, 2019

Cash and cash equivalents	$303	$656
Current assets (including cash, cash equivalents, and deposits)	9,853	12,576
Current and long term liabilities (excluding all debt)	61,456	51,843
Current & long term debt	209,048	202,425

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of March 31, 2020, the EB-5 escrow account is holding funds in the amount of $0.5 million from one investor pending approval by the USCIS.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $500,000 per investor to $900,000 per investor. As of March 31, 2020, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to the Company. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

Management believes that through the following actions, the Company will have the ability to generate capital liquidity to carry out the business plan:

●
Operate the Keyes Plant and continue to improve operational performance at the Plant, including the expansion into new products, new markets for existing products, and adoption of new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements.
●
Expand the ethanol sold at the Keyes Plant to include the cellulosic ethanol to be generated at the Riverbank Cellulosic Ethanol Facility and to utilize lower cost, non-food advanced feedstocks to significantly increase margins by 2021.
●
Monetize the CO2 produced at the Keyes Plant by delivery of gas to Messer facility starting in the second quarter of 2020.
●
Construct and operate the Biogas Project to capture and monetize biogas which is expected to begin operations in the third quarter of 2020.
●
Raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed technology from LanzaTech and InEnTec Technology to generate federal and state carbon credits available for ultra-low carbon fuels.
●
Secure higher volumes of shipments of fuels at the India plant by developing the sales channels and expanding the existing domestic markets.
●
Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current offering for $50 million from the EB-5 Phase II funding, or by vendor financing arrangements.
●
At March 31, 2020, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $146.8 million including the GAFI debt. The current maturity date for all of the Third Eye Capital financing arrangements, except the GAFI financing arrangements, is April 1, 2021. The current maturity date for all of the Third Eye Capital GAFI financing arrangements is July 10, 2020 with option to extend with one-year renewals. GAFI intends to repay its Third Eye Capital Notes obligations through proceeds from the issuance of a GAFI EB-5 offering or other debt/equity offerings by an Aemetis subsidiary. We intend to repay rest of the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes and/or a senior debt refinancing and/or an equity financing.

As of March 31, 2020, the Company has $18.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes.

Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities as described in further detail in Note 4. Debt of the Notes to Consolidated Financial Statements of this Form 10-Q.  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

We also rely on our working capital lines with Gemini and Secunderabad Oils in India to fund our commercial arrangements for the acquisitions of feedstock. We currently provide our own working capital for the Keyes Plant; Gemini currently provides us with working capital for the Kakinada Plant and Secunderabad Oils provides us inter-corporate deposit for our BP operations.  The ability of Gemini, and Secunderabad Oils to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the three months ended March 31, 2020:

Increases to debt:
Accrued interest	$5,562
Feb 2019 Promissory note advances including fees	613
Sub debt extension fees	340
India working capital draws and changes due to foreign currency	3,069
Change in debt issuance costs, net of amortization	826
Total increases to debt		$10,410
Decreases to debt:
Principal and interest payments to senior lender	$(98)
Interest payments to EB-5 investors	(28)
Principal, fees and interest payments on working capital loans in India	(3,641)
GAFI interest and principal payments	(20)
Total decreases to debt		$(3,787)
Change in total debt		$6,623

Working capital changes resulted in (i) a $1.3 million decrease in inventories due to a $1.3 million decrease mostly in finished goods in India operations as the inventory was built up in the fourth quarter of 2019 to sell in first quarter of 2020 due to climate issues during winter months as of March 31, 2020, (ii) a $0.1 million increase in prepaid expenses mainly due to $0.1 million paid for carbon treatment unit for high proof alcohol processing in North America entities, (iii) a decrease in accounts receivable of $0.3 million in India operations and $0.2 million in North America entities respectively, and (iv) a decrease in other assets in India operations of $1.2 million offset by an increase of $0.5 million in North America operations, and (v) a $0.4 million decrease in cash.

Net cash provided by operating activities during the three months ended March 31, 2020 was $0.6 million, consisting of non-cash charges of $3.4 million, net changes in operating assets and liabilities of $9.2 million, and net loss of $12.1 million. The non-cash charges consisted of: (i) $1.3 million in amortization of debt issuance costs and other intangible assets, (ii) $1.1 million in depreciation expenses, (iii) $0.3 million in stock-based compensation expense, (iv) $0.2 million in tax benefit, and (v) $1.0 million in preferred unit accretion. Net changes in operating assets and liabilities consisted primarily of an decrease in (i) inventories of $1.1 million, (ii) other assets of $0.4 million, (iii) accounts receivable of $0.4 million, and offset by (v) an increase in accounts payable of $1.1 million (vi) an increase in prepaid expense of $0.1 million, (iv) an increase in other liabilities of $0.9 million, and (vii) an increase in accrued interest of $5.4 million.

Cash used by investing activities was $2.4 million, of which $1.3 million were used by North America entities and $1.1 million were capital improvements made by India operations.

Cash provided by financing activities was $1.4 million, consisting primarily of $0.6 million received from Third Eye Capital Note, $1.3 million received for issuing Preferred Series A Units, and $3.1 million from working capital partners in India for Kakinada Plant operations, partially offset by payments of $3.6 million in principal to working capital partners in India.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, and debt modification and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended March 31, 2020.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that, although remediation plans were initiated to address the material weakness over financial reporting as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2019, we initiated a remediation plan to address the material weakness in our internal control over financial reporting identified as of the fiscal year then ended. Our efforts to improve our internal controls are ongoing.

For a more comprehensive discussion of the material weakness in internal control over financial reporting identified by management as of December 31, 2019, and the remedial measures undertaken to address this material weakness, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 1A.
Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020, except as set forth below.

The widespread outbreak of an illness, pandemic (such as COVID-19) or any other public health crisis may have material adverse effects on our financial position, results of operations or cash flows.

The spread of COVID-19 has caused global business disruptions beginning in January 2020, including disruptions in the energy and natural gas industry. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand of goods and services, and created significant volatility and disruption of financial and commodity markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and projects in the expected time frame, is uncertain and depends on various factors, including the demand for ethanol, WDG, CDS and DCO, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. There is uncertainty around the extent and duration of the disruption. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, the degree of the adverse financial impact cannot be reasonably estimated at this time.

Aemetis has entered new markets for alcohol, including the sanitizer market and other industrial alcohol segments. These new markets, along with the existing transportation/energy markets Aemetis already serves, are highly volatile and have significant risk associated with current market conditions.

We have limited experience in marketing and selling high proof alcohol. As such, we may not be able to compete successfully with existing or new competitors in supplying high proof alcohol to potential customers. Furthermore, there can be no assurance that our high proof alcohol business will ever generate significant revenues or maintain profitability. The failure to do so could have a material adverse effect on our business and results of operations.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2020, we issued 112 thousand shares of our common stock to certain subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

 Item 3.
Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2020.

Item 4.
Mine Safety Disclosures.

None

Item 5.
Other Information.

None

Item 6.
Exhibits.

3.1	Amended and Restated Articles of Incorporation filed on March 16, 2017.
10.1	The First Amendment to the Amended and Restated Heiskell Purchasing Agreement, dated May 13, 2020
10.2	The First Amendment to the Amended and Restated Aemetis Keyes Grain Procurement and Working Capital Agreement, dated May 13, 2020
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

Date: May 14, 2020	By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

AEMETIS, INC.

Date: May 14, 2020	By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)