Form 10-Q
period 2020-06-30
AEMETIS, INC
filed 2020-08-13
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
OR
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

The number of shares outstanding of the registrant’s Common Stock on July 31, 2020 was 20,795,891 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2020

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop new and to maintain and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,410	$656
Accounts receivable	5,202	2,036
Inventories	7,290	6,518
Prepaid expenses	1,132	794
Other current assets	902	2,572
Total current assets	17,936	12,576

Property, plant and equipment, net	98,525	84,226
Operating lease right-of-use assets	2,906	557
Other assets	2,791	2,537
Total assets	$122,158	$99,896

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$16,367	$15,968
Current portion of long term debt	7,569	5,792
Short term borrowings	16,096	16,948
Mandatorily redeemable Series B convertible preferred stock	3,200	3,149
Accrued property taxes	4,972	4,095
Accrued contingent litigation fees	6,200	6,200
Current portion of operating lease liability	223	377
Other current liabilities	5,371	5,290
Total current liabilities	59,998	57,819
Long term liabilities:
Senior secured notes and revolving notes	116,477	107,205
EB-5 notes	36,000	36,500
GAFI secured and revolving notes	31,290	29,856
Other long term debt	12,037	6,124
Series A preferred units	24,301	14,077
Operating lease liability	2,730	200
Other long term liabilities	3,524	2,487
Total long term liabilities	226,359	196,449

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 20,683 and 20,570 shares issued and outstanding each period, respectively	21	21
Additional paid-in capital	87,580	86,852
Accumulated deficit	(247,281)	(237,421)
Accumulated other comprehensive loss	(4,520)	(3,825)
Total stockholders' deficit	(164,199)	(154,372)
Total liabilities and stockholders' deficit	$122,158	$99,896

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
(Unaudited, in thousands except for earnings per share)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues	$47,824	$50,619	$87,304	$92,507
Cost of goods sold	33,765	47,346	73,678	89,585
Gross profit	14,059	3,273	13,626	2,922

Research and development expenses	21	90	138	123
Selling, general and administrative expenses	4,049	3,945	7,985	8,186
Operating income (loss)	9,989	(762)	5,503	(5,387)

Other (income) expense:
Interest expense
Interest rate expense	5,574	5,190	11,160	10,176
Debt related fees and amortization expense	614	1,396	1,904	2,619
Accretion of Series A preferred units	1,362	471	2,322	920
Loss contingency on litigation	-	6,200	-	6,200
Other (income) expense	303	(89)	240	(712)
Income (loss) before income taxes	2,136	(13,930)	(10,123)	(24,590)
Income tax expense (benefit)	(56)	-	(263)	7
Net income (loss)	$2,192	$(13,930)	$(9,860)	$(24,597)

Less: Net loss attributable to non-controlling interest	-	(994)	-	(1,932)
Net income (loss) attributable to Aemetis, Inc.	$2,192	$(12,936)	$(9,860)	$(22,665)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(27)	57	(695)	115
Comprehensive income (loss)	$2,165	$(13,873)	$(10,555)	$(24,482)

Net income (loss) per common share
Basic	$0.11	$(0.63)	$(0.48)	$(1.11)
Diluted	$0.10	$(0.63)	$(0.48)	$(1.11)

Weighted average shares outstanding
Basic	20,683	20,375	20,668	20,371
Diluted	21,152	20,375	20,668	20,371

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the six months ended June 30,
	2020	2019
Operating activities:
Net loss	$(9,860)	$(24,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	635	486
Depreciation	2,262	2,234
Debt related fees and amortization expense	1,904	2,619
Intangibles and other amortization expense	24	24
Accretion of Series A preferred units	2,322	920
Deferred tax benefit	(263)	-
Change in fair value of stock appreciation rights	-	60
Changes in operating assets and liabilities:
Accounts receivable	(3,233)	(2,708)
Inventories	(1,016)	2,042
Prepaid expenses	(339)	351
Other assets	1,570	561
Accounts payable	721	2,704
Accrued interest expense and fees	10,433	8,301
Other liabilities	(302)	5,772
Net cash provided by (used in) operating activities	4,858	(1,231)

Investing activities:
Capital expenditures	(8,621)	(1,038)
Net cash used in investing activities	(8,621)	(1,038)

Financing activities:
Proceeds from borrowings	6,861	15,740
Repayments of borrowings	(7,524)	(14,065)
GAFI renewal fee payment	-	(500)
Payments on finance leases	(702)	-
Proceeds from Series A preferred units financing	7,902	250
Net cash provided by financing activities	6,537	1,425

Effect of exchange rate changes on cash and cash equivalents	(20)	6
Net change in cash and cash equivalents for period	2,754	(838)
Cash and cash equivalents at beginning of period	656	1,188
Cash and cash equivalents at end of period	$3,410	$350

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest, net of capitalized interest of $183 and $147	$539	$1,699
Income taxes paid	8	-
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Fair value of warrants issued to subordinated debt holders	93	67
TEC debt extension, waiver fees, promissory notes fees added to debt	1,076	1,102
Capital expenditures in accounts payable	2,132	1,882
Operating lease liabilities arising from obtaining right of use assets	2,632	1,181
Financing lease liabilities arising from obatining right of use assets	2,881	-
Capital expenditures purchased on financing	5,652	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

For the three and six months ended June 30, 2020
Description	Series B Preferred Stock		Common Stock				Accumulated Other	Total
					Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(Loss)	deficit

Balance at December 31, 2019	1,323	$1	20,570	$21	$86,852	$(237,421)	$(3,825)	$(154,372)

Stock-based compensation	-	-	-	-	310	-	-	310
Issuance and exercise of warrants	-	-	113	-	93	-	-	93
Foreign currency translation loss	-	-	-	-	-	-	(668)	(668)
Net loss	-	-	-	-	-	(12,052)	-	(12,052)

Balance at March 31, 2020	1,323	$1	20,683	$21	$87,255	$(249,473)	$(4,493)	$(166,689)

Stock-based compensation	-	-	-	-	325	-	-	325
Foreign currency translation loss	-	-	-	-	-	-	(27)	(27)
Net income	-	-	-	-	-	2,192	-	2,192

Balance at June 30, 2020	1,323	$1	20,683	$21	$87,580	$(247,281)	$(4,520)	$(164,199)

For the three and six months ended June 30, 2019
Description	Series B Preferred Stock		Common Stock				Accumulated Other		Total
					Additional	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(Loss)	Interest	deficit

Balance at December 31, 2018	1,323	$1	20,345	$20	$85,917	$(193,204)	$(3,576)	$(4,740)	$(115,582)

Stock-based compensation	-	-	-	-	290	-	-	-	290
Issuance and exercise of warrants	-	-	30	-	67	-	-	-	67
Foreign currency translation gain	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	(9,729)	-	(938)	(10,667)

Balance at March 31, 2019	1,323	$1	20,375	$20	$86,274	$(202,933)	$(3,518)	$(5,678)	$(125,834)

Stock-based compensation	-	-	-	-	196	-	-	-	196
Foreign currency translation gain	-	-	-	-	-	-	57	-	57
Net loss	-	-	-	-	-	(12,936)	-	(994)	(13,930)

Balance at June 30, 2019	1,323	$1	20,375	$20	$86,470	$(215,869)	$(3,461)	$(6,672)	$(139,511)

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

1.
Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis, “Aemetis,” the “Company,” “we,” “our” or “us”) is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries.  Founded in 2006, we own and operate a 65 million gallon per year renewable ethanol facility (“Keyes Plant”) in California’s Central Valley, near Modesto, where we manufacture and produce ethanol, high grade alcohol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility (“Kakinada Plant”) on the East Coast of India that produces high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. Additionally, we own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through our subsidiary Goodland Advanced Fuels, Inc., (“GAFI”), which was formed to acquire the Goodland Plant. On December 31, 2019 we exercised an option to acquire all capital stock of GAFI for $10 and consolidated assets, liabilities, and equity of GAFI as a wholly-owned subsidiary from December 31, 2019. Prior to December 31, 2019, GAFI activity is shown as non-controlling interest in the consolidated statements of operations.

We also lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech Technology (“LanzaTech”) and InEnTec Technology (“InEnTec”) to build a cellulosic ethanol production facility (the “Riverbank Cellulosic Ethanol Facility”) capable of converting local California surplus biomass – principally agricultural orchard waste – into ultra-low carbon renewable cellulosic ethanol (the “Riverbank Project”). By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers (“RINs”) and California Low Carbon Fuel Standard (“LCFS”) credits.

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a gas-to-liquid CO2 production facility by Messer. Aemetis sells carbon dioxide (“CO2”) produced at the Keyes Plant (the “CO2 Project”) to Messer for conversion and sale into the food processing, beverage, and technology sectors. The Aemetis portion of the CO2 Project construction was completed in January 2020, and Messer completed construction on their portion in April 2020. We commenced operations in late April 2020, and started recognizing revenue from this project in the second quarter of 2020.

In 2018, we formed Aemetis Biogas, LLC (“ABGL”) to construct a cluster of anaerobic biogas digesters at local dairies near the Keyes Plant (the “Biogas Project”) to produce ultra-low carbon renewable natural gas (“RNG”) for use as transportation fuel. Construction of the first two dairy digesters and pipeline in the cluster will be completed in August 2020. ABGL has signed participation agreements or fully executed leases with nearly 20 local dairies near the Keyes Plant to build anerobic digesters to capture methane gas from manure lagoons at such dairies, which would otherwise be released into the atmosphere. We plan to capture methane-rich biogas from multiple dairies and convey the gas via a private underground pipeline to a centralized location at our Keyes Plant, where we will remove impurities in the gas and convert it into RNG for injection into the local utility pipeline operated by PG&E or to a renewable compressed natural gas (“RCNG”) truck loading station that will service local trucking fleets to displace diesel fuel. The biogas can also be used as energy in our Keyes Plant to displace petroleum-based natural gas. We believe the environmental and economic benefits of the Biogas Project are potentially significant due to dairy biogas having a negative carbon intensity (“CI”) under the California LCFS. The biogas produced by ABGL is expected to also receive D3 RINs under the federal Renewable Fuel Standard (“RFS”).

On March 18, 2020, in order to address a supply shortage of hand sanitizer during the worldwide COVID-19 pandemic, the US Treasury Tobacco and Alcohol Tax and Trade Bureau (“TTB”) provided emergency waivers allowing fuel ethanol plants to produce high grade alcohol for use in the production of hand sanitizer. Concurrently, during the first week of April 2020, Aemetis applied for and was approved by the TTB as a Distilled Spirits Producer (“DSP”), which would allow the company to produce, in addition to fuel ethanol, high-grade alcohol for sanitizer and other health care and sanitary products, as well as industrial alcohol and potable alcohol for beverage spirits once the temporary waiver period expires. Accordingly, Aemetis began supplying high-grade alcohol for the production of hand sanitizer. Aemetis has also implemented a series of capital projects at the Keyes facility that will ultimately enable the production of US Pharmacopeia (“USP”) grade alcohol for sale into these key consumer and industrial markets. During June 2020, Aemetis renamed Biofuels Marketing, Inc. as Aemetis Health Products, Inc., and began a sales and marketing strategy of blending, bottling and selling hand sanitizer into bulk, retail branded, and white label markets.

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis. Additionally, we consolidate all entities in which we have a controlling financial interest either directly or by option to acquire the interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Prior to December 31, 2019, GAFI was consolidated into the financial statements as a VIE. On December 31, 2019, we exercised an option to acquire all capital stock of GAFI for $10 and consolidated assets, liabilities, and equity of GAFI into the accounts of Aemetis from December 31, 2019 forward.

The accompanying consolidated condensed balance sheet as of June 30, 2020, the consolidated condensed statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, the consolidated condensed statements of cash flows for the six months ended June 30, 2020 and 2019, and the consolidated condensed statements of stockholders’ deficit for the three and six months ended June 30, 2020 and 2019 are unaudited. The consolidated condensed balance sheet as of December 31, 2019 was derived from the 2019 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2019 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2020 and 2019 have been prepared on the same basis as the audited consolidated statements as of December 31, 2019 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Revenue Recognition. We derive revenue primarily from sales of ethanol, high grade alcohol and related co-products in North America, and biodiesel and refined glycerin in India pursuant to supply agreements and purchase order contracts. We assessed the following criteria under the ASC 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

North America:  In North America, until May 13, 2020, we sold all our ethanol to J.D. Heiskell & Co. (“J.D. Heiskell”) under the Working Capital and Purchasing Agreement (the “J.D. Heiskell Purchasing Agreement”). On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), under the terms of which we will buy all corn from J.D.Heiskell and sell all WDG and corn oil we produce to J.D.Heiskell. Following May 13, 2020, we sold the majority of our fuel ethanol production to one customer, Kinergy Marketing, LLC (“Kinergy”), under a supply contract, with individual sales transactions occurring under such contract. Given the similarity of these transactions, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to one of Kinergy’s contracted trucking companies. At this point in time, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy for ethanol and by A.L. Gilbert Company (“A.L. Gilbert”) for WDG. There is no transaction price allocation needed.

During the first quarter of 2020, Aemetis began selling high grade alcohol for consumer applications directly to customers on the West Coast and Midwest using a variety of payment terms. These agreements and terms were evaluated according to ASC 606 guidance and such revenue is recognized upon satisfaction of the performance obligation by delivery of the product based on the terms of the agreement. Sales of high grade alcohol represented 48% and 28% of revenue for three and six months ended June 30, 2020, respectively.

 The below table shows our sales in North America by product category:

North America (in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Ethanol sales	$36,240	$29,808	$61,562	$56,997
Wet distiller's grains sales	7,466	8,733	15,840	17,336
Other sales	1,517	945	3,693	1,789
	$45,223	$39,486	$81,095	$76,122

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

In North America, we assessed principal versus agent criteria as we buy corn as feedstock in producing ethanol from our working capital partner J.D. Heiskell and sell all WDG and corn oil produced in this process to J.D. Heiskell through A.L. Gilbert. We sold all ethanol we produced to J.D.Heiskell until May 13, 2020. We consider the purchase of corn as a cost of goods sold and the sale of ethanol upon transfer to the common carrier as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have legal title to the goods during the processing time. The pricing for both corn and ethanol is set independently. Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. Transportation charges are accounted for in cost of goods sold and marketing charges are accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. The Company has elected to adopt an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general and administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount. Hence, we are the principal in North America sales scenarios where our customer and vendor may be the same.

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

The below table shows our sales in India by product category:

India (in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Biodiesel sales	$2,149	$10,797	$4,942	$15,144
Refined glycerin sales	370	336	460	1,235
PFAD sales	62	-	774	-
Other sales	20	-	33	6
	$2,601	$11,133	$6,209	$16,385

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

Accounts Receivable. The Company sells ethanol and WDG through third-party marketing arrangements generally without requiring collateral and high grade alcohol directly to customers on a variety of terms including advanced payment terms, based on the size and creditworthiness of the customer. DCO is marketed and sold to A.L. Gilbert and other customers under the J.D. Heiskell Purchasing Agreement. The Company sells CDS directly to customers on standard 30 day payment terms. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Usually, invoices are due within 30 days on net terms. Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We did not reserve any balance for allowances for doubtful accounts as of June 30, 2020 and December 31, 2019.

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

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the Keyes Plant, Goodland Plant and Kakinada Plant. The Goodland Plant is partially completed and is not ready for operation and the Riverbank Project and Biogas Project are being constructed and are not operating, hence we are not depreciating these assets yet. The CO2 Project was completed and commenced operations in the second quarter of 2020. Accordingly, any assets under the CO2 Project were capitalized in May 2020 and were depreciated starting May 2020. Otherwise, it is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment—Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. Additionally, the impact of the COVID-19 pandemic was assessed, and based upon this assessment, there is no impairment of assets needed.

California Energy Commission Technology Demonstration Grant. The Company has been awarded and completed the demonstration project associated with the $825 thousand matching grant program from the California Energy Commission (“CEC”) Natural Resources Agency to optimize the effectiveness of technologies to break down biomass to produce cellulosic ethanol. The Company has received all of the awarded grant proceeds as of June 30, 2020.  The project focused on the deconstruction and conversion of sugars liberated from California-relevant feedstocks and then converting the sugars to ethanol. The Company receives these funds as reimbursement for actual expenses incurred. Due to the uncertainty associated with the expense approval process under the grant program, the Company recognizes the grant as a reduction of the expenses in the period when approval is received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. The Company has been awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company received $2.6 million as of June 30, 2020 as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognizes the grant as a reduction of the costs in the period when approval is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the CEC in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank Project. The Company receives the CEC funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant of $1.36 million received for capital expenditures during the third quarter of 2019 was recorded as other long term liabilities as of June 30, 2020 and December 31, 2019.

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net income for the three months ended June 30, 2020, potentially dilutive securities have been included in the diluted net income per share computations and any potentially anti-dilutive shares have been excluded and are shown below. As the Company incurred net losses for the six months ended June 30, 2020 and 2019 and three months ended June 30, 2019, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table reconciles the number of shares utilized in the net income (loss) per share calculations for three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Net income (loss)	$2,192	$(12,936)	$(9,860)	$(22,665)

Shares:
Weighted average shares outstanding—basic	20,683	20,375	20,668	20,371

Weighted average dilutive share equivalents from preferred shares	132	-	-	-
Weighted average dilutive share equivalents from stock options	337	-	-	-
Weighted average dilutive share equivalents from common warrants	-	-	-	-

Weighted average shares outstanding—diluted	21,152	20,375	20,668	20,371

Income (loss) per share—basic	$0.11	$(0.63)	$(0.48)	$(1.11)

Income (loss) per share—diluted	$0.10	$(0.63)	$(0.48)	$(1.11)

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of June 30, 2020 and 2019:

	As of
	June 30, 2020	June 30, 2019

Series B preferred	-	132
Common stock options and warrants	2,950	3,994
Debt with conversion feature at $30 per share of common stock	1,271	1,247
SARs conversion if stock issued at $1.02 per share to cover $2.1 million	-	2,062
Total number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation	4,221	7,435

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

We have evaluated the 1% extension fee for extending the maturity date to April 1, 2021, in accordance with ASC 470-60 Troubled Debt Restructuring. For additional information regarding the 1% extension fee, please see “Part I, Item 1. Financial Statements – Note 4. Debt.”

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

Recently Issued Accounting Pronouncements.

For a complete summary of the Company’s significant accounting policies, please refer to the Company’s audited financial statements and notes thereto for the years ended December 31, 2019 and 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2020. There were no new accounting pronouncements issued applicable to the Company during the three and six months ended June 30, 2020.

2.
Inventories

Inventories consist of the following:

	As of
	June 30, 2020	December 31, 2019
Raw materials	$1,981	$2,566
Work-in-progress	1,324	1,455
Finished goods	3,985	2,497
Total inventories	$7,290	$6,518

As of June 30, 2020 and December 31, 2019, the Company recognized a lower of cost or net realizable value impairment of $0.1 million respectively, related to inventory.

3.
Property, Plant and Equipment

Property, plant and equipment consist of the following:
	As of
	June 30, 2020	December 31, 2019
Land	$4,076	$4,104
Plant and buildings	86,559	83,139
Furniture and fixtures	1,095	1,094
Machinery and equipment	4,190	4,252
Construction in progress	22,603	12,571
Property held for development	15,408	15,408
Finance lease right of use assets	2,881	-
Total gross property, plant & equipment	136,812	120,568
Less accumulated depreciation	(38,287)	(36,342)
Total net property, plant & equipment	$98,525	$84,226

Construction in progress contains incurred costs for the Biogas Project, Riverbank Project, and Zebrex equipment installation at the Keyes Plant. In the second quarter of 2020, CO2 Project commenced operations and was placed in service at that time. Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plat and Buildings	20-30
Machinery & Equipment	5-7
Furniture & Fixtures	3-5

For the three months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $1.2 million and $1.1 million for each period. For the six months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $2.3 million and $2.2 million, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three and six months ended June 30, 2020 and 2019.

4.
Debt

Debt consists of the notes from our senior lender, Third Eye Capital, other working capital lenders and subordinated lenders as follows:

	June 30, 2020	December 31, 2019
Third Eye Capital term notes	$7,038	$7,024
Third Eye Capital revolving credit facility	71,308	62,869
Third Eye Capital revenue participation term notes	11,821	11,794
Third Eye Capital acquisition term notes	26,310	25,518
Third Eye Capital promissory note	2,231	2,815
Cilion shareholder seller notes payable	6,199	6,124
Subordinated notes	11,988	11,502
Term loan on Equipment purchase	5,652	-
EB-5 promissory notes	42,246	41,932
PPP loans	1,134	-
Unsecured working capital loans	1,370	2,631
GAFI Term and Revolving loans	32,172	30,216
Total debt	219,469	202,425
Less current portion of debt	23,665	22,740
Total long term debt	$195,804	$179,685

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

Based on the terms of Amendment No. 14, on April 1, 2020, the Company exercised option to extend the maturity to April 1, 2021 for a reduced fee of 1% on the outstanding debt which was added to the outstanding balance of the notes on April 1, 2020.

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

On August 11, 2020, Third Eye Capital agreed to Limited Waiver and Amendment No. 17 to the Note Purchase Agreement (“Amendment No. 17”) to: (i) provide that the maturity date may be further extended at our election to two 1-year terms to April 1, 2022 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2021 and June 30, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash or $0.4 million worth of shares of the Company issued at the 10-day weighted average price. We will evaluate the Amendment No. 17 in accordance with ASC 470-50 Debt – Modification and Extinguishment.

Based on Amendment No. 16, the ratio of note indebtedness covenant is waived for the quarters ended September 30, 2020 and December 31, 2020. Based on the Amendment No. 17 above, the ratio of note indebtedness covenant is waived for the quarters ended March 31, 2021 and June 30, 2021. According to ASC 470-10-45 debt covenant classification guidance, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. As the Amendment No. 16 and Amendment No. 17 waived the ratio of the note indebtedness covenant over the next four quarters, the notes are classified as long-term debt.

On February 27, 2019, a Promissory Note (the “February 2019 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2019. In consideration of the February 2019 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. On April 30, 2019, the February 2019 Note was modified to remove the stated maturity date and instead will be due on demand by Third Eye Capital. In third quarter of 2019, the February 2019 Note was modified to include additional borrowings of $0.7 million. In first quarter of 2020, the February 2019 Note was modified to include additional borrowings of $0.6 million. As of June 30, 2020, the outstanding balance of principal and interest on the February 2019 Note was $2.2 million.

On April 1, 2020, the Company exercised the option to extend the maturity of Third Eye Capital Notes to April 1, 2021 for a fee of 1% of the outstanding note balance instead of agreed fee of 5% in the Amendment No.14. We have evaluated the reduction in extension fee to 1% in accordance with ASC 470-60 Troubled Debt Restructuring. According to the guidance, we considered 1% extension fee to be a troubled debt restructuring. We assessed all the terms to confirm if there is a concession granted by the creditor. The maturity date of the Third Eye Capital Notes was extended to April 1, 2021 for a 1% fee, which was lower than the extension fee of 5% provided by Amendment No. 14 for a one-year extension. In order to assess whether the creditor granted a concession, we calculated the post-restructuring effective interest rate by projecting cash flows on the new terms and calculated a discount rate equal to the carrying amount of pre-restructuring of debt, and by comparing this calculation to the terms of Amendment No. 15, we determined that Third Eye Capital provided a concession in accordance with the provisions of ASC 470-60 Troubled Debt Restructuring and thus applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting. Using the effective interest method of amortization, the 1% extension fee of $1.0 million will be amortized over the stated remaining life of the Third Eye Capital Notes.

Terms of Third Eye Capital Notes

A.
Term Notes. As of June 30, 2020, the Company had $7.0 million in principal and interest outstanding under the Term Notes net of $55 thousand unamortized discount issuance costs. The Term Notes accrue interest at 14% per annum and mature on April 1, 2021*.

B
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17.00% as of June 30, 2020), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2021*. As of June 30, 2020, AAFK had $71.3 million in principal and interest and waiver fees outstanding under the Revolving Credit Facility net of $0.5 million unamortized discount issuance costs.

C.
Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2021*. As of June 30, 2020, AAFK had $11.8 million in principal and interest outstanding on the Revenue Participation Term Notes net of $90 thousand unamortized discount issuance costs.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (14.00% per annum as of June 30, 2020) and mature on April 1, 2021*. As of June 30, 2020, Aemetis Facility Keyes, Inc. had $26.3 million in principal and interest and redemption fees outstanding net of unamortized discount issuances costs of $0.1 million. The outstanding principal balance includes a total of $7.5 million in redemption fees.

E.
Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $18.0 million, accrue interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2021. We have no borrowings outstanding under the Reserve Liquidity Notes as of June 30, 2020.

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

*The note maturity date can be extended by the Company to April 2022. As a condition to any such extension, the Company would be required to pay a fee of 1% of the carrying value of the debt which can be paid in cash or added to the outstanding debt. As a result of this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (“Cilion”) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of June 30, 2020, Aemetis Facility Keyes, Inc. had $6.2 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors (the “Note and Warrant Purchase Agreements”) pursuant to which it issued $0.9 million and $2.5 million in original notes to the investors (the “Subordinated Notes”). The Subordinated Notes mature every six months. Upon maturity, the Subordinated Notes are generally extended with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full.

On July 1, 2020, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2020; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default (as defined in the Note and Warrant Purchase Agreements), including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We will evaluate the July 1, 2020 amendment and the refinancing terms of the Subordinated Notes in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At June 30, 2020 and December 31, 2019, the Company had, in aggregate, $12.0 million and $11.5 million in principal and interest outstanding respectively, under the Subordinated Notes.

EB-5 promissory notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2-3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the “EB-5 Phase I funding”). The original maturity date on the promissory notes can be extended automatically for a one or two-year period initially and is eligible for further one-year automatic extensions as long as there is no notice of non-extension from investors and the investors’ immigration process is in progress. On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes which restated the original maturity date on the promissory notes with automatic six-month extensions as long as the investors’ immigration processes are in progress. Except for six early investor EB-5 Notes, the Company was granted 12 months from the date of the completion of immigration process to redeem these EB-5 Notes. Accordingly, the notes have been recognized as long-term debt while the five early investor notes and one investor who obtained the Green Card approval have been classified as current debt. The EB-5 Notes are convertible after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of June 30, 2020, $35.0 million has been released from the escrow amount to the Company, with $0.5 million remaining in escrow and $0.5 million to be funded to escrow. As of June 30, 2020, $35.0 million in principal and $3.1 million in accrued interest was outstanding on the EB-5 Notes sold under the EB-5 Phase I funding.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding, to refinance indebtedness and capital expenditures of Aemetis, Inc. and GAFI (the “EB-5 Phase II funding”). On November 21, 2019, the minimum investment was raised from $0.5 million per investor to $0.9 million per investor. The Company entered into a Note Purchase Agreement dated with Advanced BioEnergy II, LP, a California limited partnership authorized as a Regional Center to receive EB-5 Phase II funding investments, for the issuance of up to 100 EB-5 Notes bearing interest at 3%. On May 1, 2020 Supplement No. 3 amended the offering documents and lowered the total eligible new EB-5 Phase II funding investors to 60. Eight EB-5 investors have already funded at the $0.5 million per investor amount, so 52 new EB-5 Phase II funding investors are eligible at the new $0.9 million per investor amount under the current offering. Job creation studies show additional investors may be possible to increase the total offering amount in the future. Each new note will be issued in the principal amount of $0.9 million and due and payable five years from the date of each note, for a total aggregate principal amount of up to $50.8 million.

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Cellulosic Ethanol Facility in increments of $0.9 million after November 21, 2019. The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of June 30, 2020, $4.0 million was released from escrow to the Company and $46.8 million remains to be funded to escrow. As of June 30, 2020, $4.1 million in principal and interest was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

Working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital cash advances bear interest at 12% and working capital can be induced through trading of feedstock or finished goods by Gemini which does not have any interest accrual. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the six months ended June 30, 2020, we have accrued no interest on Gemini balance as the investment was for feedstock purchase and finished goods trade. During the six months ended June 30, 2020 and 2019, the Company made principal payments to Gemini of approximately $5.7 million and $13.7 million, respectively. As of June 30, 2020 and December 31, 2019, the Company had approximately $1.4 million and $2.0 million outstanding under this agreement, respectively.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 days period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the six months ended June 30, 2020 and 2019, the Company made principal and interest payments to Secunderabad Oils of approximately $0.6 million and $0.5 million, respectively. As of June 30, 2020 and December 31, 2019, the Company had none and $0.6 million outstanding under this agreement, respectively.

GAFI Term loan and Revolving loan. On July 10, 2017, GAFI entered into a Note Purchase Agreement (“GAFI Note Purchase Agreement”) with Third Eye Capital (“Noteholders”). Pursuant to the GAFI Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the GAFI Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (“GAFI Term Loan”) and (ii) revolving advances not to exceed ten million dollars in the aggregate (“GAFI Revolving Loan”). The interest rate per annum applicable to the GAFI Term Loan is equal to ten percent (10%). The interest rate per annum applicable to the GAFI Revolving Loans is the greater of Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12.00%). The applicable interest rate as of June 30, 2020 was 12.00%. The maturity date of the GAFI Term Loan and GAFI Revolving Loan (“GAFI Loan Maturity Date”) was July 10, 2020, provided that the GAFI Loan Maturity Date may be extended at the option of Aemetis for up to one-year period upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. The Company exercised the option to extend the GAFI Loan Maturity Date for a fee of $0.5 million and the current GAFI Loan Maturity Date is July 10, 2021. An initial advance under the GAFI Revolving Loan was made for $2.2 million as a prepayment of interest on the GAFI Term Loan for the first eighteen months of interest payments. In addition, a fee of $1.0 million was paid in consideration to Noteholders.

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

On December 3, 2018, GAFI entered into Amendment No. 2 to the GAFI Term Loan with Third Eye Capital for an additional amount of $3.5 million from Third Eye Capital at a 10% interest rate. GAFI borrowed $1.8 million against this Amendment No. 2 with a $175 thousand fee added to the loan and $0.2 million was withheld from the $1.8 million for interest payments. $1.5 million is available to draw under GAFI Amendment No. 2 for the CO2 Project (“CO2 Term Loan”). Among other requirements, the Company is also required to make the following mandatory repayments of the CO2 Term Loan: (i) on a monthly basis, an amount equal to 75% of any payments received by the Company for CO2 produced by Linde LLC, (ii) an amount equal to 100% of each monthly payment received by the Company for land use by Linde for CO2 plant, (iii) on a monthly basis, an amount equal to the product of: $0.01 multiplied by the number of bushels of corn grain used in the ethanol production at the Keyes Plant. Based on the mandatory payments, an amount of $0.9 million is estimated to be paid in the next 12 months and is classified as current debt as of June 30, 2020.

As of June 30, 2020, GAFI had $21.0 million outstanding on the GAFI Term Loan and $11.1 million on the GAFI Revolving Loan respectively.

Payroll Protection Program. On May 5, 2020, certain wholly owned subsidiaries of the Company received loan proceeds of approximately $1.1 million, (“PPP Loans”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides loans to qualifying businesses for payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after twenty-four weeks if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the twenty-four-week period. The Company anticipates that it will utilize the proceeds in accordance with the PPP guidelines and repay amounts that are not forgiven or utilized. In order to obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and must provide satisfactory documentation in accordance with applicable Small Business Administration (“SBA”) guidelines.

The PPP Loans are evidenced by promissory notes, dated May 1, 2020 and April 30, 2020 (the “Notes”), between the Company, as Borrower, and Bank of America, N.A., as Lender (the “Lender”). The interest rate on the Note is 1.00% per annum. No payments of principal or interest are due during the six-month period beginning on the funding date (the “Deferral Period”). If the SBA does not confirm forgiveness or only partly confirms forgiveness of the PPP Loans, or Borrower fails to apply for loan forgiveness, the Borrower will be obligated to repay to the Bank the total outstanding balance remaining due under the PPP Loans, including principal and interest and in such case, the Lender will establish the terms for repayment of the Loan in a separate letter to be provided to the Borrower in which the letter will set forth the loan balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of one percent (1.00%) per annum), the term of the PPP Loans, and the maturity date, which, if not established by the Lender, shall be two (2) years from the funding date of the PPP Loans.

Scheduled debt repayments for the Company’s loan obligations follow:

Twelve months ended June 30,	Debt Repayments
2021	$23,665
2022	171,214
2023	14,935
2024	6,634
2025	2,436
Thereafter	1,403
Total debt	220,287
Debt issuance costs	(818)
Total debt, net of debt issuance costs	$219,469

5. Commitments and Contingencies

Leases

We have identified assets as the corporate office, warehouse, monitoring equipment and laboratory facilities over which we have control and obtain economic benefits fully. We classified these identified assets as operating leases after assessing the terms under classification guidance. We have entered into several leases for trailers and carbon units with purchase option at the end of the term. We have concluded that it is reasonably certain that we would exercise the purchase option at the end of the term, hence the leases were classified as finance leases. All of our leases have remaining term of less than a year to 8 years.

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

The components of lease expense and sublease income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost
Operating lease expense	$183	$143	$360	$324
Short term lease expense	15	12	29	53
Variable lease expense	26	17	60	49
Sub lease income	-	(51)	-	(68)
Total operating lease cost	$224	$121	$449	$358

Finance lease cost
Amortization of right-of-use assets	$61	$-	$61	$-
Interest on lease liabilities	18	-	18	-
Total finance lease cost	$79	$-	$79	$-

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating cash flows used in operating leases	$138	170	$317	$332
Operating cash flows used in finance leases	18	-	18	-
Financing cash flows used in finance leases	702	-	702	-

Supplemental non-cash flow information related to the operating ROU asset and lease liabilities was as follows for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating leases
Accretion of the lease liability	$42	$36	$59	$76
Amortization of right-of-use assets	142	146	302	287

Weighted Average Remaining Lease Term
Operating leases	7.3 years
Finance leases	3.2 years

Weighted Average Discount Rate
Operating leases	13.8%
Finance leases	4.6%

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$2,906	$557

Current portion of operating lease liability	223	377
Long term operating lease liability	2,730	200
Total operating lease liabilities	2,953	577

Finance leases
Property and equipment, at cost	$2,881	$-
Accumulated depreciation	(61)	-
Property and equipment, net	2,820	-

Other current liability	835	-
Long term other liability	1,308	-
Total finance lease liabilities	2,143	-

Maturities of operating and finance lease liabilities were as follows:

Twelve months ended June 30,	Operating leases	Finance leases

2021	$613	$914
2022	631	494
2023	565	494
2024	581	414
2025	599	-
There after	1,851	-
Total lease payments	4,840	2,316
Less imputed interest	(1,887)	(173)

Total lease liability	$2,953	$2,143

Other Commitments

The Company entered into an agreement with Mitsubishi Chemical America, Inc. We purchased certain equipment to save energy used in the Keyes Plant. We also entered into a financing agreement with the seller for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. The equipment was delivered in March 2020; however the installation has been delayed due to the COVID-19 pandemic. Hence, we recorded the asset in construction in progress fixed assets and related liability in the short and long term debt of $0.5 million and $5.2 million, respectively as of June 30, 2020.

Property taxes

The Company entered into a payment plan with Stanislaus County for unpaid property taxes for the Keyes Plant site on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company was set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. After making one payment, Company defaulted on the payment plan and as of June 30, 2020 and December 31, 2019, the balance in property tax accrual was $5.0 million and $4.1 million, respectively. Stanislaus County agreed not to enforce collection actions and we are now in discussions with Stanislaus County regarding a payment plan.

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of June 30, 2020, ABGL has not completed construction within one year from the date of initial investment and generated minimum quarterly operating cash flows. Upon the violation of this covenant, cash flows applied for redemption payments increased to 100% from 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 1,003,461 Series A Preferred Units on second tranche for a value of $5.0 million. The Company is accreting up these two tranches to the redemption value of $63.1 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of June 30, 2020 and December 31, 2019 based on the evaluation of the other conditions included in the agreement.

During the quarter ended June 30, 2020, ABGL issued 1,323,461 Series A Preferred Units for incremental proceeds of $6.6 million as part of the first and second tranches of the Preferred Unit Agreement. Consistent with the previous issuances, the units are treated as a liability as the conversion option was deemed to be non-substantive. The Company is accreting up to the redemption value of $19.9 million over the estimated future cash flow periods of six years from the original anniversary date using the effective interest method.

As of June 30, 2020 and December 31, 2019, the Company recorded Series A Preferred Unit liabilities of $24.3 million and $14.1 million net of unit issuance costs and inclusive of accretive preferences pursuant to this agreement.

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

On April 3, 2020, 450,000 stock option grants were issued for employees under the 2019 Stock Plan with 10 year term and immediate vesting.

On June 4, 2020, 10,000 stock option grant was approved by Board for a director under the 2019 Stock Plan with 10 year term and 2 year vesting.

As of June 30, 2020, 6.0 million options are outstanding under the Stock Plans.

Inducement Equity Plan Options

In March 2016, the Directors of the Company approved an Inducement Equity Plan (“Inducement Equity Plan,” together with the Stock Plans, the “Plans”) authorizing the issuance of 0.1 million non-statutory options to purchase common stock. As of June 30, 2020, no options are outstanding under the Inducement Equity Plan.

Common Stock Reserved for Issuance

The following is a summary of options granted under the Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2019	147	3,746	$1.38
Authorized	2,342	-	-
Granted	(2,307)	2,307	0.69
Exercised	-	-	-
Forfeited/expired	25	(25)	-

Balance as of June 30, 2020	207	6,028	$1.12

As of June 30, 2020, there were 3.9 million options vested under all the Plans.

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

For the three months ended June 30, 2020 and 2019, the Company recorded stock compensation expense in the amount of $325 thousand and $196 thousand, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded stock compensation expense in the amount of $635 thousand and $486 thousand, respectively.

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

During the three months ended June 30, 2020 and 2019, 460,000 and 399,000 options were granted respectively. The weighted average fair value calculations for options granted during the three months ended June 30, 2020 and 2019 are based on the following assumptions:

Description	For the three months ended June 30,
	2020	2019
Dividend-yield	0%	0%
Risk-free interest rate	0.39%	2.00%
Expected volatility	87.09%	88.58%
Expected life (years)	5.02	6.81
Market value per share on grant date	$0.60	$0.92
Fair value per share on grant date	$0.41	$0.71

As of June 30, 2020, the Company had $1.2 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.2 years weighted average remaining term.

8.
Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. The term of the Corn Procurement and Working Capital Agreement expires on December 31, 2020 and the term can be automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all WDG the Company produces to A.L. Gilbert. The Company markets and sells DCO to A.L. Gilbert and other third parties under the J.D. Heiskell Purchasing Agreement. The Company’s relationships with J.D. Heiskell, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. These agreements are ordinary purchase and sale agency agreements for the Keyes Plant. On May 13, 2020, J.D. Heiskell and the Company entered into Amendment No.1 to the J.D. Heiskell Purchasing Agreement to remove J.D. Heiskell’s obligations to purchase ethanol from the Company under the J.D. Heiskell Purchasing Agreement.

The J.D. Heiskell’s sales activity associated with the Corn Procurement and Working Capital Agreement for the three and six months ended June 30, 2020 and 2019 are as follows:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2020	2019	2020	2019
Ethanol sales	$1,666	29,808	$26,049	$56,997
Wet distiller's grains sales	7,466	8,733	15,840	17,336
Corn oil sales	1,051	852	1,979	1,652
Corn purchases	22,541	30,719	51,755	59,980
Accounts receivable	55	1,238	55	1,238
Accounts payable	250	3,118	250	3,118

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2020 and the Wet Distillers Grains Marketing Agreement matures on December 31, 2020 with automatic one-year renewals thereafter. For the three months ended June 30, 2020 and 2019, the Company expensed marketing costs of $0.5 million and $0.7 million respectively under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement . For the six months ended June 30, 2020 and 2019, the Company expensed marketing costs of $1.1 million and $1.3 million, respectively.

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

Summarized financial information by reportable segment for the three and six months ended June 30, 2020 and 2019 follows:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$45,223	2,601	47,824	$39,486	$11,133	$50,619
Cost of goods sold	31,284	2,481	33,765	38,483	8,863	47,346

Gross profit	13,939	120	14,059	1,003	2,270	3,273

Other Expenses
Research and development expenses	21	-	21	90	-	90
Selling, general and administrative expenses	3,746	303	4,049	3,190	755	3,945
Interest expense	6,172	16	6,188	6,470	116	6,586
Accretion of Series A preferred units	1,362	-	1,362	471	-	471
Loss contingency on litigation	-	-	-	6,200	-	6,200
Other (income) expense	314	(11)	303	(74)	(15)	(89)

Income (loss) before income taxes	$2,324	$(188)	$2,136	$(15,344)	$1,414	$(13,930)

Capital expenditures	$6,086	$163	$6,249	$234	$206	$440
Depreciation	1,012	160	1,172	947	149	1,096

	For the six months ended June 30, 2020			For the six months ended June 30, 2019
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$81,095	$6,209	$87,304	$76,122	$16,385	$92,507
Cost of goods sold	67,697	5,981	73,678	75,450	14,135	89,585

Gross profit	13,398	228	13,626	672	2,250	2,922

Other Expenses
Research and development expenses	138	-	138	123	-	123
Selling, general and administrative expenses	6,866	1,119	7,985	7,256	930	8,186
Interest expense	13,029	35	13,064	12,512	283	12,795
Accretion of Series A preferred units	2,322	-	2,322	920	-	920
Loss contingency on litigation	-	-	-	6,200	-	6,200
Other expense (income)	261	(21)	240	37	(749)	(712)

Income (loss) before income taxes	$(9,218)	$(905)	$(10,123)	$(26,376)	$1,786	$(24,590)

Capital expenditures	$7,384	1,237	8,621	$585	$453	$1,038
Depreciation	1,945	317	2,262	1,941	293	2,234

North America: During the three and six months ended June 30, 2020, the Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all WDG and corn oil the Company produces to J.D. Heiskell. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 22% and 54% of the Company’s North America segment revenues for the three and six months ended June 30, 2020. Ethanol sales to Kinergy accounted for 28% and 16% and one high grade alcohol customer accounted for 27% and 15% of the Company’s North America segment revenues for the three and six months ended June 30, 2020, respectively.

During the three and six months ended June 30, 2019, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Corn Procurement and Working Capital Agreement. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 99.8% and 99.9% of the Company’s North America segment revenues for the three and six months ended June 30, 2019, respectively.

India. During the three months ended June 30, 2020, four biodiesel customers accounted for 16%, 23% and 28% of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10%, compared to three biodiesel customers accounting for 29%, 24% and 20% of the Company’s consolidated India segment revenues and none of the refined glycerin customers accounting for more than 10% of such revenues during the three months ended June 30, 2019.

During the six months ended June 30, 2020, four biodiesel customers accounted for 28%, 23%, 11% and 10% of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10% of such revenues, compared to three biodiesel customers accounted for 35%, 16% and 13% of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10% of such revenues during the six months ended June 30, 2019.

Total assets by segment consist of the following:

	As of
	June 30,	December 31,
	2020	2019

North America	$107,307	$82,990
India	14,851	16,906
Total Assets	$122,158	$99,896

10.
Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of June 30, 2020 and December 31, 2019. For the three months ended June 30, 2020 and 2019, the Company expensed none and $8 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. For the six months ended June 30, 2020 and 2019, the Company expensed none and $21 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of June 30, 2020, $0.1 million remained as a prepaid expense.

As consideration for the reaffirmation of guaranties required by Amendment No. 13 and 14 to the Note Purchase Agreement which the Company entered into with Third Eye Capital on March 1, 2017 and March 27, 2018 respectively, the Company also agreed to pay $0.2 million for each year in consideration to McAfee Capital in exchange for their willingness to provide the guaranties. On May 7, 2020 the Audit Committee of the Company approved a guarantee fee of 0.4% on the outstanding balance of Third Eye Capital Notes annually. Based on this approval, we accrued $0.3 million in guarantee fees as of June 30, 2020. The balance of $597 thousand and $304 thousand for guaranty fee remained as an accrued liability as of June 30, 2020 and December 31, 2019 respectively.

The Company owes various members of the Board amounts totaling $1.3 million and $1.2 million as of June 30, 2020 and December 31, 2019, respectively, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended June 30, 2020 and 2019, the Company expensed $84 thousand and $97 thousand respectively, in connection with board compensation fees. For the six months ended June 30, 2020 and 2019, the Company expensed $162 thousand and $198 thousand respectively, in connection with board compensation fees.

11.
Subsequent Events

Subordinated Debt Refinancing

On July 1, 2020, the Subordinated Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2020; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default (as defined in the Note and Warrant Purchase Agreements), including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. Accounting for the July 1, 2020 amendments and the refinancing terms of the Subordinated Notes will be evaluated in accordance with ASC 470-50 Debt – Modification and Extinguishment.

Third Eye Capital Limited Waiver and Amendment No. 17

On August 11, 2020, Third Eye Capital agreed to Limited Waiver and Amendment No. 17 to the Note Purchase Agreement (“Amendment No. 17”) to: (i) provide that the maturity date may be further extended at our election to two 1-year terms to April 1, 2022 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2021 and June 30, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash or $0.4 million worth of shares of the Company issued at the 10-day weighted average price.

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
●
Continue to develop and expand the markets for high grade alcohol by extending the value chain to allow for higher margin sales to consumers.
●
Execute upon awarded grants at the Keyes Plant that improve operational efficiencies resulting in lower cost, lower carbon demands, and overall margin improvement.
●
Operate the existing biogas digesters to capture and monetize RNG as well as continue to build new dairy digesters and extend the existing pipeline in order to capture high value California LCFS credits and RFS RINs.
●
Raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed technology from LanzaTech and InEnTec Technology to generate federal and state carbon credits available for ultra-low carbon fuels utilizing lower cost, non-food advanced feedstocks to significantly increase margins.
●
Secure higher volumes of shipments of fuels at the India plant by developing the sales channels and expanding the existing domestic markets.
●
Continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling the current offering for $50.8 million from the EB-5 Phase II funding, or by vendor financing arrangements.

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
●
Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019.
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

Founded in 2006, we own and operate a 65 million gallon per year ethanol facility in California’s Central Valley in Keyes, California where we manufacture and produce renewable fuel ethanol, high grade alcohol, WDG, CDS and DCO. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe.

We also lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech and InEnTec to build the Riverbank Cellulosic Ethanol Facility capable of converting local California surplus biomass–principally orchard waste–into ultra-low carbon renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic RINs and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States EPA.

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a gas-to-liquid CO2 facility by Messer, to sell CO2 produced at the Keyes Plant, which will add incremental income for the North America segment. We commenced operations and began recognizing revenue from this project in the second quarter of 2020.

In 2018, we formed ABGL to construct biogas digesters at local dairies near the Keyes Plant, many of whom are already customers of the WDG produced at the Keyes Plant. The digesters are connected by a pipeline to a gas cleanup and compression facility to produce RNG. ABGL currently has signed participation agreements with over a dozen local dairies and fully executed leases with three dairies near the Keyes Plant in order to capture their methane, which would otherwise be released into the atmosphere, primarily from manure wastewater lagoons. We plan to capture methane from multiple dairies and pipe the gas to a centralized location at our Keyes Plant. The impurities of the methane will then be removed and cleaned into bio-methane for injection into the local utility pipeline or to a RCNG truck loading station that will service local trucking fleets to displace diesel fuel.  The bio-methane can also be used in our Keyes Plant to displace petroleum-based natural gas. The environmental benefits of the Biogas Project are potentially significant because dairy biogas has a negative CI under the California LCFS and will also receive D3 RINs under the federal RFS. ABGL has constructed the first two digesters, and substantially completed construction of our pipeline with an expected operational commencement during the third quarter of 2020.

Additionally, we own the Goodland Plant through GAFI. We plan to deploy a cellulosic ethanol technology to the Goodland Plant.

North America Revenue

Our revenue development strategy in North America has historically relied on supplying renewable ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margins and to add incremental income to the North America segment, including the development of the Riverbank Cellulosic Ethanol Facility, the sale of CO2 produced at the Keyes Plant to Messer, the construction of biogas digesters at local dairies near the Keyes Plant to produce RNG, and the implementation of the Aemetis Integrated Microgrid System, the Emission and Energy Efficiency Delivery Initiative, the Mitsubishi dehydration system and other technologies at our plants. We are also actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product.

On March 18, 2020 the US Treasury Tobacco and Alcohol Tax and Trade Bureau (“TTB”) provided waivers allowing ethanol plants to produce high grade alcohol for use in hand sanitizer. During the first week of April 2020, Aemetis received its permanent permit allowing for sales of fuel ethanol, industrial alcohol and spirits for potable alcohol beyond the waiver period. Accordingly, Aemetis began supplying alcohol as a component of hand sanitizer. During June 2020, Aemetis renamed Biofuels Marketing, Inc. to Aemetis Health Products, Inc., and began a sales and marketing strategy of blending, bottling and selling hand sanitizer into retail branded and white label markets. During the second quarter of 2020, the initial demand for high-grade alcohol as a component of hand sanitizer experienced a significant spike in demand from COVID-19 pandemic due to severe supply shortages, and accordingly, Aemetis was able to produce and supply high volumes of this product. With the initial supply shortage mostly addressed, the sale of high-grade alcohol into this market is expected to remain robust through overall market growth and consumer behavioral changes. Market normalization will be dependent on external developments associated with the COVID-19 pandemic; however, qualified producers will continue to see opportunities for ongoing consumer demand beyond the pandemic’s timeframe. As a producer of high-grade alcohol, with plans to increase product quality to US Pharmacopeia (“USP”) grade, and with the necessary permits to permanently supply into this market, Aemetis expects to emerge well positioned to produce a high-quality product and develop marketing channels that close the gap between suppliers and end customers, which will result in continued success in the market, albeit at lower levels of volumes than experienced during the second quarter of 2020.

We produce five products at the Keyes Plant: denatured fuel ethanol, high grade alcohol, WDG, DCO, and CDS. During the first quarter of 2020, we transitioned from selling 100% of ethanol we produce to J.D. Heiskell pursuant to a purchase agreement with J.D. Heiskell (“J.D. Heiskell Purchase Agreement”) to a model where 100% of such ethanol is sold directly to Kinergy Marketing LLC (“Kinergy”) and the ethanol stored in the finished goods tank is owned by Aemetis. WDG and DCO continue to be sold to A.L.Gilbert and other customers under the J.D.Heiskell Purchasing Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling high grade alcohol in March 2020 directly to various customers throughout the West Coast. Ethanol pricing is determined pursuant to a marketing agreement between us and Kinergy, and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by Oil Price Information Service, as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us and is generally determined in reference to the local price of distillers dried grains and other feed products. North American revenue is dependent on the price of ethanol, WDG, and DCO.  Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply and price of distillers dried grains, and demand from the local dairy and feed markets. High grade alcohol pricing is based on the demand and supply restrictions in the current market. Our revenue is further influenced by our decision to operate the Keyes Plant at any capacity level, maintenance requirements, and the influences of the underlying biological processes.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

Our revenues are derived primarily from sales of ethanol, high grade alcohol, and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended June 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$45,223	$39,486	$5,737	15%
India	2,601	11,133	(8,532)	-77%

Total	$47,824	$50,619	$(2,795)	-6%

North America. The increase in revenues during the three months ended June 30, 2020 was mainly due to our entrance into the high grade alcohol market. This increase in revenue was offset by decrease in gallons of ethanol sold to 9.8 million gallons during the three months ended June 30, 2020 compared to 16.2 million gallons during the three months ended June 30, 2019. The average price of ethanol decreased by 20% to $1.48 per gallon during the three months ended June 30, 2020 compared to $1.84 per gallon during the three months ended June 30, 2019, primarily due to change in demand from COVID-19 shelter-in-place orders that reduced demand of gasoline. In addition, the sales volume of WDG decreased by 15% to 91 tons during the three months ended June 30, 2020 compared to 107 tons during the three months ended June 30, 2019 while the average sales price increased slightly by 2% to $82.10 per ton. For the three months ended June 30, 2020, we generated 48% of our revenues from sales of high grade alcohol, 32% of our revenues from sales of ethanol, 17% from sales of WDG, and 3% from sales of corn oil and CDS compared to 75% of our revenues from sales of ethanol, 22% from sales of WDG, and 3% from sales of corn oil and CDS for the three months ended June 30, 2019. During the three months ended June 30, 2020, plant production averaged 100% of the 55 million gallon per year nameplate capacity compared to 118% during the three months ended June 30, 2019 as we adjusted the mix of production in response to the effects of the shelter-in-place orders.

India.   For the three months ended June 30, 2020, we generated 83% of our sales from biodiesel, 14% of our sales from refined glycerin, 3% of other sales compared to 97% of our sales from biodiesel and 3% of our sales from refined glycerin for the three months ended June 30, 2019. The decrease in revenues was due to delay in the government tender contracts bidding and general slowness of sales due to COVID-19. The decrease in revenues of 77% was due to a decrease in biodiesel volumes by 80% to 2,572 metric tons during the three months ended June 30, 2020 compared to 12,960 metric tons during the three months ended June 30, 2019. The average price of biodiesel stayed constant at $835 per metric ton during the three months ended June 30, 2020 compared to $833 per metric during the three months ended June 30, 2019. In addition, the refined glycerin volumes decreased by 32% to 411 metric tons during the three months ended June 30, 2020 compared to 601 metric tons during the three months ended June 30, 2019 while the average price also increased by 61% to $901 per metric ton during the three months ended June 30, 2020 compared to $560 per metric ton in the same period in 2019.

Cost of Goods Sold

Three Months Ended June 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$31,284	$38,483	$(7,199)	-19%
India	2,481	8,863	(6,382)	-72%

Total	$33,765	$47,346	$(13,581)	-29%

North America. We grounded 4.9 million bushels of corn during the three months ended June 30, 2020 compared to 5.7 million bushels during the three months ended June 30, 2019. Our cost of feedstock per bushel decreased by 15% to an average of $4.55 per bushel during the three months ended June 30, 2020 compared to $5.37 per bushel during the three months ended June 30, 2019. We reduced production levels to allow the plant to effectively produce high grade alcohol while recognizing the lower price in the market for traditional ethanol as a result of lower consumer consumption of gasoline during the shelter-in-place orders.

India. The decrease in cost of goods sold was attributable to the decrease in revenues from biodiesel. The volume of biodiesel feedstock we consumed decreased by 77% to metric tons of 2,457 compared to 10,919 metric tons in the same period last year. The average price of biodiesel feedstock increased by 5% to $659 per metric ton during the three months ended June 30, 2020 compared to $629 per metric ton during the three months ended June 30, 2019. In addition, the volume of refined glycerin we consumed decreased by 25% to 406 metric tons during the three months ended June 30, 2020 compared to 541 metric tons in the same period in 2019 while the average price also decreased by 19% to $520 per metric ton compared to $643 per metric ton during the three months ended June 30, 2019.

Gross Profit

Three Months Ended June 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$13,939	$1,003	$12,936	1290%
India	120	2,270	(2,150)	-95%

Total	$14,059	$3,273	$10,786	330%

North America. Gross profit increased due to addition of high grade alcohol sales at higher average price than the traditional ethanol.

India. Gross profit decreased by 95% due to decreased volume of sales primarily due to COVID-19 delays for bidding of the OMC tender and decreased general demand by 78% to 2,982 metric tons, while the average price of feedstock ground for all products increased by 6% to $872 per metric ton during the three months ended June 30, 2020 compared to the same period in 2019.

Operating Expenses

R&D

Three Months Ended June 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$21	$90	$(69)	-77%
India	-	-	-	0%

Total	$21	$90	$(69)	-77%

R&D expenses decreased during the three months ended June 30, 2020 due to decreases in professional fees of $56 thousand and lab supplies and utilities of $13 thousand.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended June 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$3,746	$3,190	$556	17%
India	303	755	(452)	-60%

Total	$4,049	$3,945	$104	3%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to product sales, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue during the three months ended June 30, 2020 and 2019 stayed the same at 8%. SG&A expenses during the three months ended June 30, 2020 increased by 17% compared to the three months ended June 30, 2019. The increase was due to an increase in salaries and stock compensation of $0.4 million, property tax penalties of $0.3 million, supplies and other of $40 thousand offset by a decrease in professional fees of $162 thousand during the three months ended June 30, 2020.

India. SG&A expenses as a percentage of revenue during the three months ended June 30, 2020 increased to 12% from 7% compared to the corresponding period in 2019. The 60% decrease in SG&A expenses during the three months ended June 30, 2020 compared to the same period of 2019 was due to decrease in operation support charges of $434 thousand, supplies, utilities and professional fees of $55 thousand, marketing and other expenses of $47 thousand, offset by increase in salaries of $84 thousand which were charged to SG&A due to lack of low production levels during the three months ended June 30, 2020.

Other Income and Expense

Three Months Ended June 30 (in thousands)

Other (income)/expense
	2020	2019	Inc/dec	% change
North America
Interest rate expense	$5,558	$5,074	$484	10%
Debt related fees and amortization expense	614	1,396	(782)	-56%
Accretion of Series A preferred units	1,362	471	891	189%
Loss contingency on litigation	-	6,200	(6,200)	-100%
Other (income)/expense	314	(74)	388	524%

India
Interest rate expense	16	116	(100)	-86%
Other income	(11)	(15)	4	27%

Total	$7,853	$13,168	$(5,315)	-40%

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

North America. Interest rate expense was higher during the three months ended June 30, 2020 due to higher debt balances. The decrease in amortization expense in the six months ended June 30, 2020 was mainly due to amortization of fees added during prior periods and reduction in extension fees added during the three months ended June 30, 2020 compared to the same period in 2019. Increase in accretion on the Series A Preferred Unit was due to issuance of additional shares. Guarantee fee of $0.2 million was added during the three months ending June 30, 2020.

India. Interest rate expense decreased due to accruing on only one working capital line while the other line was treated as feedstock provider for working capital without interest accrual during the three months ended June 30, 2020. The slight decrease in other income was caused primarily by a decrease in other income from insurance and deposits of $4 thousand.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

Our revenues are derived primarily from sales of ethanol, high grade alcohol, and WDG in North America and biodiesel and glycerin in India.

Six Months Ended June 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$81,095	$76,122	$4,973	7%
India	6,209	16,385	(10,176)	-62%

Total	$87,304	$92,507	$(5,203)	-6%

North America. For the six months ended June 30, 2020, we generated 48% of our revenue from sales of ethanol, 28% from sales of high grade alcohol, 20% from sales of WDG, and 4% from sales of corn oil, CCA credits and CDS.  During the six months ended June 30, 2020, plant production averaged 108% of the 55 million gallon per year nameplate capacity. The increase in revenues for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to the initial spike in demand that occurred when we entered into high grade alcohol market. The increase in revenues was offset by a decrease in the average ethanol price of 13% to $1.53 while the ethanol sales volume decreased to 25.5 million gallons compared to 32.4 million gallons in the same period in 2019. The average price of WDG decreased by 1% to $80 per ton while WDG sales volume also decreased by 7% to 198 thousand tons in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

India. For the six months ended June 30, 2020, we generated 80% of our sales from biodiesel, 7% of our sales from refined glycerin, and 13% from PFAD and other sales compared to 92% of our sales from biodiesel and 8% of our sales from refined glycerin during the six months ended June 30, 2019. The decrease in revenues for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to a 66% decrease in the sales volume of biodiesel to 6,284 metric tons. The decrease in biodiesel volumes was due to delay in obtaining and supplying under the OMCs tender contract. The average sales price of biodiesel decreased by 5% to $786 per metric ton during the three months ended June 30, 2020 compared to $830 per metric ton in the same period in 2019. The sales volume of refined glycerin decreased by 70% to 596 metric tons while the average price of glycerin increased by 25% to $772 per metric ton in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Cost of Goods Sold

Six Months Ended June 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$67,697	$75,450	$(7,753)	-10%
India	5,981	14,135	(8,154)	-58%

Total	$73,678	$89,585	$(15,907)	-18%

North America.   We grounded 10.6 million bushels of corn during the six months ended June 30, 2020 compared to 11.3 million bushels in the same period in 2019. Our average cost of corn per bushel decreased by 8% to $4.89 per bushel in the six months ended June 30, 2020 compared to the same period in 2019.

India.   The decrease in cost of goods sold during the six months ended June 30, 2020 compared to June 30, 2019 was attributable to a decrease in the volume of biodiesel feedstock we ground by 63% to 5,692 metric tons compared to 15,562 metric tons during the six months ended June 30, 2019 partially offset by an increase in the average price of biodiesel feedstock by 2% to $658 compared to $648 in the same period in 2019. In addition, the volume of refined glycerin feedstock we ground decreased by 69% to 514 metric tons and the average price of the refined glycerin feedstock decreased by 34% to $503 per metric ton in the six months ended June 30, 2020 compared to the same period in 2019.

Gross Profit

Six Months Ended June 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$13,398	$672	$12,726	1894%
India	228	2,250	(2,022)	-90%

Total	$13,626	$2,922	$10,704	366%

North America. Gross profit for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 increased due to entering the high grade alcohol market coupled with the decreased price of corn.

India. The decrease in gross profit was attributable to decrease in the sales volume of all products of 66% to 6,880 metric tons.

Operating Expenses

R&D
Six Months Ended June 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$138	$123	$15	12%
India	-	-	-	0%

Total	$138	$123	$15	12%

R&D expenses increased in the six months ended June 30, 2020 due to increases in professional fees of $28 thousand, offset by decrease in lab supplied and other of $13 thousand.

Selling, General and Administrative Expenses (SG&A)

Six Months Ended June 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$6,866	$7,256	$(390)	-5%
India	1,119	930	189	20%

Total	$7,985	$8,186	$(201)	-2%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses and related facilities expenses.

North America.  SG&A expenses as a percentage of revenue in the six months ended June 30, 2020 decreased to 8% from 10% in the six months ended June 30, 2019. SG&A expenses during the six months ended June 30, 2020 decreased by 5% compared to the six months ended June 30, 2019. The decrease in SG&A expenses was primarily due to a decrease in professional fees of $1.2 million and other expenses of $32 thousand, offset by increases in salaries and supplies of $399 thousand and utilities, penalties, and insurance of $422 thousand for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

India.   SG&A expenses as a percentage of revenue in the six months ended June 30, 2020 increased to 18% as compared to 6% in the corresponding period of 2019. The increase was due to increase in salaries and supplies of $379 thousand, utilities and insurance of $114 thousand, professional fees of $258 thousand offset by decrease in operating support charges of $463 thousand and other expenses of $100 thousand during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Other Income and Expense

Six Months Ended June 30 (in thousands)

Other (income)/expense
	2020	2019	Inc/(dec)	% change
North America
Interest rate expense	$11,125	$9,893	$1,232	12%
Debt related fees and amortization expense	1,904	2,619	(715)	-27%
Accretion of Series A preferred units	2,322	920	1,402	152%
Loss contingency on litigation	-	6,200	(6,200)	-100%
Other (income)/expense	261	37	224	605%

India
Interest rate expense	35	283	(248)	-88%
Other income	(21)	(749)	728	-97%

Total	$15,626	$19,203	$(3,577)	-19%

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

North America. Interest rate expense was higher during the six months ended June 30, 2020 due to an increase in principal and interest on our senior notes and subordinated notes. The decrease in amortization expense in the six months ended June 30, 2020 was mainly due to amortization of fees added during prior periods and reduction in extension fees added for six months ended June 30, 2020 compared to the same period in 2019. Increase in accretion on the Series A Preferred Unit was due to issuance of additional shares. Guarantee fees of $0.3 million were added during the first six months ending June 30, 2020.

India. Interest rate expense decreased due to accruing on only one working capital line while the other line was treated as feedstock provider for working capital without interest accrual during the three months ended June 30, 2020. The decrease in other income of $0.7 million was caused primarily by release of long-standing accounts payable and interest on these payables as matters closed legally during the three months ended June 30, 2019.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $3.4 million at June 30, 2020, of which $3.2 million was held in North America segment and $0.2 million was held in our Indian subsidiary. Our current ratio at June 30, 2020 was 0.30 compared to a current ratio of 0.22 at December 31, 2019. We expect that our future available capital resources will consist primarily of cash generated from operations, Liquidity Reserve Notes, EB-5 program borrowings, senior debt, subordinated debt and any additional funds raised through sales of preferred units.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$3,410	$656
Current assets (including cash, cash equivalents, and deposits)	17,936	12,576
Current and long term liabilities (excluding all debt)	66,888	51,843
Current & long term debt	219,469	202,425

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. As of June 30, 2020, the EB-5 escrow account is holding funds in the amount of $0.5 million from one investor pending approval by the USCIS.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.8 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $500,000 per investor to $900,000 per investor. As of June 30, 2020, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to the Company. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

We operate in a volatile market in which we have limited control over the major components of input costs and product revenues, and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, high grade alcohol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol/alcohol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

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
●
Continue to develop and expand the markets for high grade alcohol by extending the value chain to allow for higher margin sales to consumers.
●
Execute upon awarded grants at the Keyes Plant that improve operational efficiencies resulting in lower cost, lower carbon demands, and overall margin improvement.
●
Operate the existing biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the higher carbon credits available in California.

●
Raise the funds necessary to construct and operate the Riverbank Cellulosic Ethanol Facility using the licensed technology from LanzaTech and InEnTec Technology to generate federal and state carbon credits available for ultra-low carbon fuels utilizing lower cost, non-food advanced feedstocks to significantly increase margins.
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

At June 30, 2020, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $150.9 million including the GAFI debt. The current maturity date for all of the Third Eye Capital financing arrangements, except the GAFI financing arrangements, is April 1, 2021; provided, however, that pursuant to Amendment No. 17, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2022 upon notice and payment of a 1% extension fee, which can be paid as low cost debt or can be added as senior debt reduced by low cost debt. The current maturity date for all of the Third Eye Capital GAFI financing arrangements is July 10, 2020 with option to extend with one-year renewals and the Company exercised the option to extend the maturity to July 10, 2021 for a fee of $0.5 million. GAFI intends to repay its Third Eye Capital Notes obligations through proceeds from the issuance of a GAFI EB-5 offering or other debt/equity offerings by an Aemetis subsidiary. We intend to repay rest of the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes and/or a senior debt refinancing and/or an equity financing.

As of June 30, 2020, the Company has $18.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes.

Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities as described in further detail in Note 4. Debt of the Notes to Consolidated Financial Statements of this Form 10-Q.  However, there can be no assurance that our senior lender will continue to provide further amendments or accommodations or will fund additional amounts in the future.

We also rely on our working capital lines with Gemini and Secunderabad Oils in India to fund our commercial arrangements for the acquisitions of feedstock. We currently provide our own working capital for the Keyes Plant; Gemini and Secunderabad Oils currently provides us with working capital for the Kakinada Plant.  The ability of Gemini, and Secunderabad Oils to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

The below table describes the changes in current and long term debt during the six months ended June 30, 2020:

Increases to debt:
Accrued interest	$11,091
Matuirty date extension fee added to senior debt	1,047
Feb 2019 Promissory note advances including fees	613
Sub debt extension fees	340
India working capital draws and changes due to foreign currency	5,041
Mitsubishi financing for Zebrex equipment term loan	5,652
PPP loan received	1,134
Change in debt issuance costs, net of amortization	396
Total increases to debt		$25,314
Decreases to debt:
Principal and interest payments to senior lender	$(1,400)
Interest payments to sud debtors	(250)
Interest payments to EB-5 investors	(230)
Principal, fees and interest payments on working capital loans in India	(6,330)
GAFI interest and principal payments	(60)
Change in debt issuance costs, net of amortization
Total decreases to debt		$(8,270)

Change in total debt		$17,044

Working capital changes resulted in (i) a $3.2 million increase in accounts receivable due to increase in alcohol sales in North America which caused the receivable balance to increase by $3.9 million offset by a decrease of $0.7 million in India operations, (ii) a $0.8 million increase in inventories mainly due to increase of $0.8 million in finished goods due to an amendment to the J.D. Heiskell Purchasing Agreement , whereby we are no longer obligated to sell certain inventory we produce to J.D. Heiskell, and $0.4 million increase in raw materials which are used in the alcohol and hand sanitizer production in North America entities offset by decrease of $0.2 million in work in process inventory in North America and $0.3 million in inventory in India operations, (iii) a $0.3 million increase in prepaid expenses mainly due to several payments made to vendors for products and projects which were not received or invoiced in North America entities, and (iv) a $1.7 million decrease in other assets consisting of a $0.2 million decrease in North America entities and by a $1.5 million decrease in India operations mainly due to previous year bank guarantee deposits for OMC contracts returned back to Company.

Net cash provided by operating activities during the six months ended June 30, 2020 was $4.9 million, consisting of non-cash charges of $6.9 million, net changes in operating assets and liabilities of $7.8 million and net loss of $9.9 million. The non-cash charges consisted of: (i) $1.9 million in debt related fees and other amortization, (ii) $2.3 million in depreciation expenses, (iii) $0.6 million in stock-based compensation expense, and (iv) $0.3 million of deferred tax benefit. Net changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $3.2 million, inventories of $1.0 million, prepaid expenses of $0.3 million, and decrease of $0.3 million in other liabilities offset by: (i) a $0.7 million increase in accounts payable, (ii) a $1.6 million decrease in other assets, and (iii) a $10.4 million increase in accrued interest.

Cash used by investing activities consisted of capital expenditures of $7.4 million from U.S. operations and $1.2 million from our India operations.

Cash provided by financing activities was $6.5 million, consisting primarily of $7.9 million received from the Series A Preferred Unit issuance, $0.6 million received from Third Eye Capital promissory note, $1.1 million received from PPP Loans, and $5.1 million from working capital partners in India for their operations, partially offset by payments of $6.3 million in principal to working capital partners in India for their operations, $1.2 million on Third Eye Capital promissory note, $60 thousand on GAFI Third Eye Capital notes, and $0.7 million payments on finance lease assets.

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

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our 2019 annual report.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended June 30, 2020.

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

Aemetis has entered into new markets for alcohol, including the sanitizer market and other industrial alcohol segments. These new markets, along with existing transportation/energy markets Aemetis already serves, are highly volatile and have significant risk associated with current market conditions.

We have limited experience in marketing and selling high grade alcohol. As such, we may not be able to compete successfully with existing or new competitors in supplying high grade alcohol to potential customers. Furthermore, there can be no assurance that our high grade alcohol business will ever generate significant revenues or maintain profitability. The failure to do so could have a material adverse effect on our business and results of operations.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended June 30, 2020.

Item 4.
Mine Safety Disclosures.

None.

Item 5.
Other Information.

On August 11, 2020, Third Eye Capital agreed to Limited Waiver and Amendment No. 17 to the Note Purchase Agreement (“Amendment No. 17”) to: (i) provide that the maturity date may be further extended at our election to two 1-year terms to April 1, 2022 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2021 and June 30, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash or $0.4 million worth of shares of the Company issued at the 10-day weighted average price.

The foregoing description of Amendment No. 17 is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 17, which is filed as Exhibit 10.1 hereto, and is incorporated by reference herein.

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
10.1
Limited Waiver and Amendment No. 17 to Amended and Restated Note Purchase Agreement, dated as of August 11, 2020 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2020