Form 10-Q
period 2020-09-30
AEMETIS, INC
filed 2020-11-12
CIK 738214

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________to ____________

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

The number of shares outstanding of the registrant’s Common Stock on October 31, 2020 was 21,815,654 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2020

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$79	$656
Accounts receivable, net of allowance for doubtful accounts of $647 and $0 as of September 30, 2020 and December 31, 2019	3,243	2,036
Notes receivable	3,746	-
Inventories	4,816	6,518
Prepaid expenses	727	794
Other current assets	936	2,572
Total current assets	13,547	12,576

Property, plant and equipment, net	103,050	84,226
Operating lease right-of-use assets	2,843	557
Other assets	2,730	2,537
Total assets	$122,170	$99,896

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$15,023	$15,968
Current portion of long term debt	41,979	5,792
Short term borrowings	17,357	16,948
Mandatorily redeemable Series B convertible preferred stock	3,226	3,149
Accrued property taxes	5,356	4,095
Accrued contingent litigation fees	6,200	6,200
Current portion of operating lease liability	286	377
Other current liabilities	6,398	5,290
Total current liabilities	95,825	57,819
Long term liabilities:
Senior secured notes and revolving notes	120,781	107,205
EB-5 notes	34,500	36,500
GAFI secured and revolving notes	-	29,856
Other long term debt	11,729	6,124
Series A preferred units	28,494	14,077
Operating lease liability	2,662	200
Other long term liabilities	3,742	2,487
Total long term liabilities	201,908	196,449

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 21,027 and 20,570 shares issued and outstanding each period, respectively	21	21
Additional paid-in capital	88,119	86,852
Accumulated deficit	(259,498)	(237,421)
Accumulated other comprehensive loss	(4,206)	(3,825)
Total stockholders' deficit	(175,563)	(154,372)
Total liabilities and stockholders' deficit	$122,170	$99,896

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues	$40,923	$57,389	$128,227	$149,896
Cost of goods sold	40,152	53,407	113,830	142,992
Gross profit	771	3,982	14,397	6,904

Research and development expenses	37	37	175	160
Selling, general and administrative expenses	4,563	4,529	12,548	12,715
Operating income (loss)	(3,829)	(584)	1,674	(5,971)

Other (income) expense:
Interest expense
Interest rate expense	5,796	5,396	16,956	15,572
Debt related fees and amortization expense	674	946	2,578	3,565
Accretion of Series A preferred units	1,765	589	4,087	1,509
Loss contingency on litigation	-	-	-	6,200
Other (income) expense	153	(289)	393	(1,001)
Loss before income taxes	(12,217)	(7,226)	(22,340)	(31,816)
Income tax expense (benefit)	-	-	(263)	7
Net loss	$(12,217)	$(7,226)	$(22,077)	$(31,823)

Less: Net loss attributable to non-controlling interest	-	(900)	-	(2,832)
Net loss attributable to Aemetis, Inc.	$(12,217)	$(6,326)	$(22,077)	$(28,991)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	314	(254)	(381)	(139)
Comprehensive loss	$(11,903)	$(7,480)	$(22,458)	$(31,962)

Net loss per common share
Basic	$(0.59)	$(0.31)	$(1.06)	$(1.42)
Diluted	$(0.59)	$(0.31)	$(1.06)	$(1.42)

Weighted average shares outstanding
Basic	20,861	20,554	20,732	20,433
Diluted	20,861	20,554	20,732	20,433

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the nine months ended September 30,
	2020	2019
Operating activities:
Net loss	$(22,077)	$(31,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	826	630
Depreciation	3,515	3,337
Debt related fees and amortization expense	2,578	3,565
Intangibles and other amortization expense	36	36
Accretion of Series A preferred units	4,087	1,509
Deferred tax benefit	(263)	-
Provision for bad debts	647	-
Change in fair value of stock appreciation rights	-	(80)
Changes in operating assets and liabilities:
Accounts receivable	(1,902)	(4,359)
Inventories	1,542	2,563
Prepaid expenses	66	384
Other assets	1,684	(154)
Accounts payable	330	3,429
Accrued interest expense and fees	16,011	13,272
Other liabilities	(24)	6,565
Net cash provided by (used in) operating activities	7,056	(1,126)

Investing activities:
Capital expenditures	(14,921)	(5,053)
Note receivable	(3,687)	-
Net cash used in investing activities	(18,608)	(5,053)

Financing activities:
Proceeds from borrowings	12,135	39,246
Repayments of borrowings	(11,792)	(35,886)
TEC debt renewal and waiver fee payments	(300)	(530)
Grant proceeds received for capital expenditures	256	1,364
Payments on finance leases	(1,137)	-
Proceeds from the exercise of stock options	260	-
Proceeds from Series A preferred units financing	11,564	1,725
Net cash provided by financing activities	10,986	5,919

Effect of exchange rate changes on cash and cash equivalents	(11)	(9)
Net change in cash and cash equivalents for period	(577)	(269)
Cash and cash equivalents at beginning of period	656	1,188
Cash and cash equivalents at end of period	$79	$919

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest, net of capitalized interest of $291 and $231 for the nine months ended September 30, 2020 and 2019, respectively	$702	$1,836
Income taxes paid	8	-
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Fair value of warrants issued to subordinated debt holders	181	162
TEC debt extension, waiver fees, promissory notes fees added to debt	1,793	1,102
Capital expenditures in accounts payable	1,182	1,443
Operating lease liabilities arising from obtaining right of use assets	2,688	1,181
Financing lease liabilities arising from obtaining right of use assets	2,988	-
Stock Appreciation Rights issued for GAFI Amendment No. 1	-	1,050
Capital expenditures purchased on financing	5,652	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

For the three and nine months ended September 30, 2020
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(Loss)	deficit

Balance at December 31, 2019	1,323	$1	20,570	$21	$86,852	$(237,421)	$(3,825)	$(154,372)

Stock-based compensation	-	-	-	-	310	-	-	310
Issuance and exercise of warrants	-	-	113	-	93	-	-	93
Foreign currency translation loss	-	-	-	-	-	-	(668)	(668)
Net loss	-	-	-	-	-	(12,052)	-	(12,052)

Balance at March 31, 2020	1,323	$1	20,683	$21	$87,255	$(249,473)	$(4,493)	$(166,689)

Stock-based compensation	-	-	-	-	325	-	-	325
Foreign currency translation loss	-	-	-	-	-	-	(27)	(27)
Net income	-	-	-	-	-	2,192	-	2,192

Balance at June 30, 2020	1,323	$1	20,683	$21	$87,580	$(247,281)	$(4,520)	$(164,199)

Stock options exercised	-	-	232	-	260	-	-	260
Stock-based compensation	-	-	-	-	191	-	-	191
Issuance and exercise of warrants	-	-	112	-	88	-	-	88
Foreign currency translation gain	-	-	-	-	-	-	314	314
Net loss	-	-	-	-	-	(12,217)	-	(12,217)

Balance at September 30, 2020	1,323	$1	21,027	$21	$88,119	$(259,498)	$(4,206)	$(175,563)

For the three and nine months ended September 30, 2019
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
Description	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Income/(Loss)	Interest	deficit

Balance at December 31, 2018	1,323	$1	20,345	$20	$85,917	$(193,204)	$(3,576)	$(4,740)	$(115,582)

Stock-based compensation	-	-	-	-	290	-	-	-	290
Issuance and exercise of warrants	-	-	30	-	67	-	-	-	67
Foreign currency translation gain	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	(9,729)	-	(938)	(10,667)

Balance at March 31, 2019	1,323	$1	20,375	$20	$86,274	$(202,933)	$(3,518)	$(5,678)	$(125,834)

Stock-based compensation	-	-	-	-	196	-	-	-	196
Foreign currency translation gain	-	-	-	-	-	-	57	-	57
Net loss	-	-	-	-	-	(12,936)	-	(994)	(13,930)

Balance at June 30, 2019	1,323	$1	20,375	$20	$86,470	$(215,869)	$(3,461)	$(6,672)	$(139,511)

Stock-based compensation	-	-	-	-	144	-	-	-	144
Issuance and exercise of warrants	-	-	195	1	94	-	-	-	95
Foreign currency translation loss	-	-	-	-	-	-	(254)	-	(254)
Net loss	-	-	-	-	-	(6,326)	-	(900)	(7,226)

Balance at September 30, 2019	1,323	$1	20,570	$21	$86,708	$(222,195)	$(3,715)	$(7,572)	$(146,752)

AEMETIS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, tabular data in thousands except par value and per share data)

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis, “Aemetis,” the “Company,” “we,” “our” or “us”) is an advanced renewable fuels and biochemicals company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products through the conversion of second-generation ethanol and biodiesel plants into advanced biorefineries. Founded in 2006, we own and operate a 65 million gallon per year renewable ethanol facility (“Keyes Plant”) in California’s Central Valley, near Modesto, where we manufacture and produce ethanol, high-grade alcohol, wet distillers’ grains (“WDG”), condensed distillers solubles (“CDS”), and distillers’ corn oil (“DCO”). We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility (“Kakinada Plant”) on the East Coast of India that produces high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. Additionally, we own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through our subsidiary Goodland Advanced Fuels, Inc., (“GAFI”), which was formed to acquire the Goodland Plant. On December 31, 2019 we exercised an option to acquire all capital stock of GAFI for $10 and consolidated assets, liabilities, and equity of GAFI as a wholly-owned subsidiary from December 31, 2019. Prior to December 31, 2019, GAFI activity is shown as non-controlling interest in the consolidated statements of operations.

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

In 2018, we formed Aemetis Biogas, LLC (“ABGL”) to construct a cluster of anaerobic biogas digesters at local dairies near the Keyes Plant (the “Biogas Project”) to produce ultra-low carbon renewable natural gas (“RNG”) for use as transportation fuel. Construction of the first two dairy digesters and pipeline in the cluster were completed and commissioned during the third quarter of 2020. ABGL has signed participation agreements or fully executed leases with 17 local dairies near the Keyes Plant to build anerobic digesters to capture methane gas from manure lagoons at such dairies, which would otherwise be released into the atmosphere. We plan to capture methane-rich biogas from multiple dairies and convey the gas via a private underground pipeline to a centralized location at our Keyes Plant, where we will remove impurities in the gas and convert it into RNG for any number of applications including injecting into the local utility pipeline operated by PG&E, operating a renewable compressed natural gas (“RCNG”) truck loading station that will service local trucking fleets to displace diesel fuel, or converting to clean electricity. The biogas can also be used as energy in our Keyes Plant to displace petroleum-based natural gas. We believe the environmental and economic benefits of the Biogas Project are potentially significant due to dairy biogas having a negative carbon intensity (“CI”) under the California LCFS. The biogas produced by ABGL is expected to also receive D3 RINs under the federal Renewable Fuel Standard (“RFS”).

On March 18, 2020, in order to address a supply shortage of hand sanitizer during the worldwide COVID-19 pandemic, the US Treasury Tobacco and Alcohol Tax and Trade Bureau (“TTB”) provided emergency waivers allowing fuel ethanol plants to produce high-grade alcohol for use in the production of hand sanitizer. Concurrently, during the first week of April 2020, Aemetis applied for and was approved by the TTB as a Distilled Spirits Producer (“DSP”), which would allow the Company to produce, in addition to fuel ethanol, high-grade alcohol for sanitizer and other health care and sanitary products, as well as industrial alcohol and potable alcohol for beverage spirits once the temporary waiver period expires.

Accordingly, Aemetis began supplying high-grade alcohol for the production of hand sanitizer. Aemetis has also implemented a series of capital projects at the Keyes facility that will ultimately enable the production of US Pharmacopeia (“USP”) grade alcohol for sale into these key consumer and industrial markets. During June 2020, Aemetis renamed Biofuels Marketing, Inc. as Aemetis Health Products, Inc., and began a sales and marketing strategy of blending, bottling and selling hand sanitizer into bulk, retail branded, and white label markets. Additionally, Aemetis Health Products, Inc. is developing sales and marketing channels for other personal protective equipment, where and when those opportunites arise.

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

The accompanying consolidated condensed balance sheet as of September 30, 2020, the consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the consolidated condensed statements of cash flows for the nine months ended September 30, 2020 and 2019, and the consolidated condensed statements of stockholders’ deficit for the three and nine months ended September 30, 2020 and 2019 are unaudited. The consolidated condensed balance sheet as of December 31, 2019 was derived from the 2019 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2019 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2020 and 2019 have been prepared on the same basis as the audited consolidated statements as of December 31, 2019 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Revenue Recognition. We derive revenue primarily from sales of ethanol, high-grade alcohol and related co-products in North America, and biodiesel and refined glycerin in India pursuant to supply agreements and purchase order contracts. We assessed the following criteria under the ASC 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

North America: In North America, until May 13, 2020, we sold all our ethanol to J.D. Heiskell & Co. (“J.D. Heiskell”) under the Working Capital and Purchasing Agreement (the “J.D. Heiskell Purchasing Agreement”). On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), under the terms of which we will buy all corn from J.D.Heiskell and sell all WDG and corn oil we produce to J.D.Heiskell. Following May 13, 2020, we sold the majority of our fuel ethanol production to one customer, Kinergy Marketing, LLC (“Kinergy”), under a supply contract, with individual sales transactions occurring under such contract. Given the similarity of these transactions, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to one of Kinergy’s contracted trucking companies. Upon delivery, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. There is no transaction price allocation needed.

During the first quarter of 2020, Aemetis began selling high-grade alcohol for consumer applications directly to customers on the West Coast and Midwest using a variety of payment terms. These agreements and terms were evaluated according to ASC 606 guidance and such revenue is recognized upon satisfaction of the performance obligation by delivery of the product based on the terms of the agreement. Sales of high-grade alcohol represented 2% and 18% of revenue for three and nine months ended September 30, 2020, respectively.

The below table shows our sales in North America by product category:

North America (in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Ethanol and high-grade alcohol sales	$24,825	$27,456	$86,387	$84,453
Wet distiller's grains sales	7,143	8,783	22,983	26,119
Other sales	1,163	1,581	4,856	3,370
	$33,131	$37,820	$114,226	$113,942

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

The below table shows our sales in India by product category:

India (in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Biodiesel sales	$7,325	$17,057	$12,267	$32,201
Refined glycerin sales	449	951	909	2,186
PFAD sales	-	-	774	-
Other sales	18	1,561	51	1,567
	$7,792	$19,569	$14,001	$35,954

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

Accounts Receivable. The Company sells ethanol and WDG through third-party marketing arrangements generally without requiring collateral and high-grade alcohol directly to customers on a variety of terms including advanced payment terms, based on the size and creditworthiness of the customer. DCO is marketed and sold to A.L. Gilbert and other customers under the J.D. Heiskell Purchasing Agreement. The Company sells CDS directly to customers on standard 30 day payment terms. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Usually, invoices are due within 30 days on net terms. Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We reserved $647 thousand and none in the allowances for doubtful accounts as of September 30, 2020 and December 31, 2019, respectively.

Notes Receivable. During the third quarter, the India subsidiary provided an interest bearing short-term note, with an interest rate of 12% per annum, to a working capital partner. The balance was recorded on the balance sheet under notes receivable for $3.7 million as of September 30, 2020.

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

Property, Plant and Equipment. Property, plant and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, and the Keyes Plant, Goodland Plant and Kakinada Plant. The Goodland Plant is partially completed and is not ready for operation. The first two dairy digesters and pipeline in the Biogas Project were completed, commissioned and began to be depreciated during the third quarter of 2020. The CO2 Project was completed and commenced operations in the second quarter of 2020. Accordingly, any assets under the CO2 Project began being depreciated starting in May 2020. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

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

California Energy Commission Technology Demonstration Grant. The Company has been awarded and completed the demonstration project associated with the $825 thousand matching grant program from the California Energy Commission (“CEC”) Natural Resources Agency to optimize the effectiveness of technologies to break down biomass to produce cellulosic ethanol. The Company has received all of the awarded grant proceeds as of September 30, 2020. The project focused on the deconstruction and conversion of sugars liberated from California-relevant feedstocks and then converting the sugars to ethanol. The Company receives these funds as reimbursement for actual expenses incurred. Due to the uncertainty associated with the expense approval process under the grant program, the Company recognizes the grant as a reduction of the expenses in the period when approval is received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. The Company has been awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company received $2.7 million as of September 30, 2020 as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognizes the grant as a reduction of the costs in the period when approval is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the CEC in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank Project. The Company receives the CEC funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant for reimbursement of capital expenditures of $256 thousand received during the third quarter of 2020 and of $1.36 million received during the third quarter of 2019 were recorded as other long term liabilities as of September 30, 2020 and December 31, 2019.

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and nine months ended September 30, 2020 and 2019, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of September 30, 2020 and 2019:

	As of
	September 30, 2020	September 30, 2019

Series B preferred (post split basis)	132	132
Common stock options and warrants	5,846	3,910
Debt with conversion feature at $30 per share of common stock	1,294	1,255
Total number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation	7,272	5,297

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

We have evaluated the 1% extension fee for extending the maturity date of the Third Eye Capital Notes to April 1, 2021 and Amendment No. 17 providing an option to extend to April 1, 2022 and certain waivers for financial covenants, in accordance with ASC 470-60 Troubled Debt Restructuring. For additional information regarding the 1% extension fee and Amendment No. 17, please see “Part I, Item 1. Financial Statements – Note 4. Debt.”

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

Recently Issued Accounting Pronouncements.

For a complete summary of the Company’s significant accounting policies, please refer to the Company’s audited financial statements and notes thereto for the years ended December 31, 2019 and 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2020. There were no new accounting pronouncements issued applicable to the Company during the three and nine months ended September 30, 2020.

2. Inventories

Inventories consist of the following:

	As of
	September 30, 2020	December 31, 2019
Raw materials	$1,678	$2,566
Work-in-progress	1,365	1,455
Finished goods	1,773	2,497
Total inventories	$4,816	$6,518

As of September 30, 2020 and December 31, 2019, the Company recognized a lower of cost or net realizable value impairment of $0.3 and $0.1 million respectively, related to inventory.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:
	September 30, 2020	December 31, 2019
Land	$4,088	$4,104
Plant and buildings	96,089	83,139
Furniture and fixtures	1,166	1,094
Machinery and equipment	4,389	4,252
Construction in progress	18,612	12,571
Property held for development	15,408	15,408
Finance lease right of use assets	2,988	-
Total gross property, plant & equipment	142,740	120,568
Less accumulated depreciation	(39,690)	(36,342)
Total net property, plant & equipment	$103,050	$84,226

Construction in progress contains incurred costs for the Biogas Project, Riverbank Project, and Zebrex equipment installation at the Keyes Plant. In the second quarter of 2020, CO2 Project commenced operations and was placed in service at that time. In the third quarter of 2020, two diary digesters commenced operations and were placed in service at that time. Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 10
Furniture and fixtures	3 - 5

For the three months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $1.3 million and $1.1 million for each period. For the nine months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $3.5 million and $3.3 million, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three and nine months ended September 30, 2020 and 2019.

4. Debt

Debt consists of the notes from our senior lender, Third Eye Capital, other working capital lenders and subordinated lenders as follows:

	September 30, 2020	December 31, 2019
Third Eye Capital term notes	$7,039	$7,024
Third Eye Capital revolving credit facility	75,605	62,869
Third Eye Capital revenue participation term notes	11,824	11,794
Third Eye Capital acquisition term notes	26,313	25,518
Third Eye Capital promissory note	1,840	2,815
Cilion shareholder seller notes payable	6,236	6,124
Subordinated notes	12,315	11,502
Term loan on Equipment purchase	5,652	-
EB-5 promissory notes	42,965	41,932
PPP loans	1,134	-
Unsecured working capital loans	2,540	2,631
GAFI Term and Revolving loans	32,883	30,216
Total debt	226,346	202,425
Less current portion of debt	59,336	22,740
Total long term debt	$167,010	$179,685

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

On November 11, 2019, Third Eye Capital agreed to Limited Waiver and Amendment No. 16 to the Note Purchase Agreement (“Amendment No. 16”), to waive the ratio of note indebtedness covenant for the quarters ended March 31, 2020, September 30, 2020, September 30, 2020 and December 31, 2020. As a consideration for this amendment, the Company also agreed to pay Third Eye Capital an amendment fee of $0.5 million to be added to the redemption fee which is due upon redemption of the Notes.

Based on Amendment No. 16, the ratio of note indebtedness covenant is waived for the quarters ended September 30, 2020 and December 31, 2020. Based on the Amendment No. 17, the ratio of note indebtedness covenant is waived for the quarters ended March 31, 2021 and June 30, 2021. On November 5, 2020, Third Eye Capital agreed to Amendment No. 18 to waive the ratio of note indebtedness covenant for the quarter ended September 30, 2021 for a fee of $50 thousand. According to ASC 470-10-45 debt covenant classification guidance, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. As the Amendment No. 16 , Amendment No. 17, and Amendment No.18 waived the ratio of the note indebtedness covenant over the next four quarters, the notes are classified as long-term debt.

On February 27, 2019, a Promissory Note (the “February 2019 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2019. In consideration of the February 2019 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. On April 30, 2019, the February 2019 Note was modified to remove the stated maturity date and instead will be due on demand by Third Eye Capital. In third quarter of 2019, the February 2019 Note was modified to include additional borrowings of $0.7 million. In first quarter of 2020, the February 2019 Note was modified to include additional borrowings of $0.6 million. As of September 30, 2020, the outstanding balance of principal and interest on the February 2019 Note was $1.8 million.

On April 1, 2020, the Company exercised the option to extend the maturity of Third Eye Capital Notes to April 1, 2021 for a fee of 1% of the outstanding note balance instead of agreed fee of 5% in the Amendment No.14. We have evaluated the reduction in extension fee to 1% in accordance with ASC 470-60 Troubled Debt Restructuring. According to the guidance, we considered the 1% extension fee to be a troubled debt restructuring. We assessed all the terms to confirm if there is a concession granted by the creditor. The maturity date of the Third Eye Capital Notes was extended to April 1, 2021 for a 1% fee, which was lower than the extension fee of 5% provided by Amendment No. 14 for a one-year extension. On August 11, 2020, Third Eye Capital agreed to Limited Waiver and Amendment No. 17 to the Note Purchase Agreement (“Amendment No. 17”), to (i) provide that the maturity date of the Third Eye Capital Notes may be further extended at our election to April 1, 2022 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2021 and June 30, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash (the “Amendment No. 17 Fee”). We have evaluated the 1% extension fee and Amendment No. 17 in accordance with ASC 470-60 Troubled Debt Restructuring. According to the guidance, we considered 1% extension and Amendment No.17 Fee to be a troubled debt restructuring. In order to assess whether the creditor granted a concession, we calculated the post-restructuring effective interest rate by projecting cash flows on the new terms and calculated a discount rate equal to the carrying amount of pre-restructuring of debt, and by comparing this calculation to the terms of Amendment No. 15, we determined that Third Eye Capital provided a concession in accordance with the provisions of ASC 470-60 Troubled Debt Restructuring and thus applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting. Using the effective interest method of amortization, the 1% extension fee of $1.0 million and the Amendment No. 17 Fee of $0.3 million will be amortized over the stated remaining life of the Third Eye Capital Notes.

Terms of Third Eye Capital Notes

A.
Term Notes. As of September 30, 2020, the Company had $7.0 million outstanding under the Term Notes net of $53 thousand unamortized discount issuance costs. The Term Notes accrue interest at 14% per annum and mature on April 1, 2021*.

B.
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17.00% as of September 30, 2020), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2021*. As of September 30, 2020, AAFK had $75.6 million outstanding under the Revolving Credit Facility net of $0.5 million unamortized discount issuance costs.

C.
Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2021*. As of September 30, 2020, AAFK had $11.8 million outstanding on the Revenue Participation Term Notes net of $87 thousand unamortized discount issuance costs.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (14.00% per annum as of September 30, 2020) and mature on April 1, 2021*. As of September 30, 2020, Aemetis Facility Keyes, Inc. had $26.3 million outstanding net of unamortized discount issuances costs of $0.1 million. The outstanding balance includes a total of $7.5 million in non-interest bearing redemption fees.

E.
Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $18.0 million, accrue interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2021. We have no borrowings outstanding under the Reserve Liquidity Notes as of September 30, 2020.

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

The Third Eye Capital Notes are secured by first priority liens on all real and personal property of, and assignment of proceeds from all government grants and guarantees from the Company's North American subsidiaries. The Third Eye Capital Notes all contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by all of its Company shares. In addition, Eric McAfee provided a blanket lien on substantially all of his personal assets, and McAfee Capital provided a guarantee in the amount of $8.0 million.

*The note maturity date can be extended by the Company to April 2022. As a condition to any such extension, the Company would be required to pay a fee of 1% of the carrying value of the debt which can be paid in cash or added to the outstanding debt. As a result of this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (“Cilion”) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of September 30, 2020, Aemetis Facility Keyes, Inc. had $6.2 million outstanding under the Cilion shareholder seller notes payable.

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

On July 1, 2020, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2020; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default (as defined in the Note and Warrant Purchase Agreements), including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated the July 1, 2020 amendment and the refinancing terms of the Subordinated Notes and applied modification accounting in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At September 30, 2020 and December 31, 2019, the Company had, in aggregate, $12.3 million and $11.5 million outstanding net of discount issuance costs of $0.2 million and none, respectively, under the Subordinated Notes.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of September 30, 2020, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. As of September 30, 2020, $35.5 million in principal and $3.3 million in accrued interest was outstanding on the EB-5 Notes sold under the EB-5 Phase I funding.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding, to refinance indebtedness and capital expenditures of Aemetis, Inc. and GAFI (the “EB-5 Phase II funding”). On November 21, 2019, the minimum investment was raised from $0.5 million per investor to $0.9 million per investor. The Company entered into a Note Purchase Agreement dated with Advanced BioEnergy II, LP, a California limited partnership authorized as a Regional Center to receive EB-5 Phase II funding investments, for the issuance of up to 100 EB-5 Notes bearing interest at 3%. On May 1, 2020 Supplement No. 3 amended the offering documents and lowered the total eligible new EB-5 Phase II funding investors to 60. Eight EB-5 investors have funded at the $0.5 million per investor amount, so 52 new EB-5 Phase II funding investors are eligible at the new $0.9 million per investor amount under the current offering. Job creation studies show additional investors may be possible to increase the total offering amount in the future. Each new note will be issued in the principal amount of $0.9 million and due and payable five years from the date of each note, for a total aggregate principal amount of up to $50.8 million.

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Cellulosic Ethanol Facility in increments of $0.9 million after November 21, 2019. The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of September 30, 2020, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of September 30, 2020, $4.2 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

Working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital cash advances bear interest at 12% and working capital can be induced through trading of feedstock or finished goods by Gemini which does not have any interest accrual. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the nine months ended September 30, 2020, we have accrued no interest on Gemini balance as the investment was for feedstock purchase and finished goods trade. During the nine months ended September 30, 2020 and 2019, the Company made principal payments to Gemini of approximately $8.5 million and $35.6 million, respectively. As of September 30, 2020 and December 31, 2019, the Company had none and $2.0 million outstanding under this agreement, respectively.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 days period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the nine months ended September 30, 2020 and 2019, the Company made principal and interest payments to Secunderabad Oils of approximately $0.9 million and $0.5 million, respectively. As of September 30, 2020 and December 31, 2019, the Company had $2.5 million and $0.6 million outstanding under this agreement, respectively.

GAFI Term loan and Revolving loan. On July 10, 2017, GAFI entered into a Note Purchase Agreement (“GAFI Note Purchase Agreement”) with Third Eye Capital (“Noteholders”). Pursuant to the GAFI Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the GAFI Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (“GAFI Term Loan”) and (ii) revolving advances not to exceed ten million dollars in the aggregate (“GAFI Revolving Loan”). The interest rate per annum applicable to the GAFI Term Loan is equal to ten percent (10%). The interest rate per annum applicable to the GAFI Revolving Loans is the greater of Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12.00%). The applicable interest rate as of September 30, 2020 was 12.00%. The maturity date of the GAFI Term Loan and GAFI Revolving Loan (“GAFI Loan Maturity Date”) was July 10, 2020, provided that the GAFI Loan Maturity Date may be extended at the option of Aemetis for up to one-year period upon prior written notice and upon satisfaction of certain conditions and the payment of a renewal fee for such extension. The Company exercised the option to extend the GAFI Loan Maturity Date for a fee of $0.5 million and the current GAFI Loan Maturity Date is July 10, 2021. We evaluated the extension fee and applied modification accounting in accordance with ASC 470-50 Debt – Modification and Extinguishment.

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

On December 3, 2018, GAFI entered into Amendment No. 2 to the GAFI Term Loan with Third Eye Capital for an additional amount of $3.5 million from Third Eye Capital at a 10% interest rate. GAFI borrowed $1.8 million against this Amendment No. 2 with a $175 thousand fee added to the loan and $0.2 million was withheld from the $1.8 million for interest payments. $1.5 million is available to draw under GAFI Amendment No. 2 for the CO2 Project (“CO2 Term Loan”). Among other requirements, the Company is also required to make the following mandatory repayments of the CO2 Term Loan: (i) on a monthly basis, an amount equal to 75% of any payments received by the Company for CO2 produced by Messer, (ii) an amount equal to 100% of each monthly payment received by the Company for land use by Linde for CO2 plant, (iii) on a monthly basis, an amount equal to the product of: $0.01 multiplied by the number of bushels of corn grain used in the ethanol production at the Keyes Plant. Based on the mandatory payments, an amount of $1.0 million is estimated to be paid in the next 12 months and is classified as current debt as of September 30, 2020.

As of September 30, 2020, GAFI had $21.5 million net of discount issuance costs of $0.6 million outstanding on the GAFI Term Loan and $11.4 million on the GAFI Revolving Loan respectively, classified as current portion of long-term debt.

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

Scheduled debt repayments for the Company’s loan obligations follow:

Twelve months ended September 30,	Debt Repayments
2021	$59,336
2022	145,530
2023	13,435
2024	5,172
2025	2,436
Thereafter	1,247
Total debt	227,156
Debt issuance costs	(810)
Total debt, net of debt issuance costs	$226,346

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

When discount rates implicit in leases cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and measure lease liabilities and right-of-use (“ROU”) assets. The incremental borrowing rate used by the Company was based on weighted average baseline rates commensurate with the Company’s secured borrowing rate over a similar term. At each reporting period, when there is a new lease initiated, the rates established for that quarter will be used.

The components of lease expense and sublease income follow:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost
Operating lease expense	$201	$219	$561	$543
Short term lease expense	75	18	104	71
Variable lease expense	29	31	89	80
Sub lease income	-	(50)	-	(118)
Total operating lease cost	$305	$218	$754	$576

Finance lease cost
Amortization of right-of-use assets	$94	$-	$155	$-
Interest on lease liabilities	26	-	44	-
Total finance lease cost	$120	$-	$199	$-

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating cash flows used in operating leases	$131	185	$448	$517
Operating cash flows used in finance leases	26	-	44	-
Financing cash flows used in finance leases	435	-	$1,137	-

Supplemental non-cash flow information related to the operating ROU asset and lease liabilities was as follows for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating leases
Accretion of the lease liability	$101	$31	$160	$107
Amortization of right-of-use assets	100	151	402	438

Weighted Average Remaining Lease Term
Operating leases	7.1 years
Finance leases	3.2 years

Weighted Average Discount Rate
Operating leases	13.9%
Finance leases	5.2%

Supplemental balance sheet information related to leases was as follows:

	As of
	September 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$2,843	$557

Current portion of operating lease liability	286	377
Long term operating lease liability	2,662	200
Total operating lease liabilities	$2,948	$577

Finance leases
Property and equipment, at cost	$2,988	$-
Accumulated depreciation	(155)	-
Property and equipment, net	$2,833	$-

Other current liability	621	-
Long term other liability	1,270	-
Total finance lease liabilities	$1,891	$-

Maturities of operating and finance lease liabilities were as follows:

Twelve months ended September 30,	Operating leases	Finance leases

2021	$666	$704
2022	613	577
2023	569	494
2024	586	290
2025	603	-
Thereafter	1,698	-
Total lease payments	4,735	2,065
Less imputed interest	(1,787)	(174)

Total lease liability	$2,948	$1,891

Other Commitments

The Company entered into an agreement with Mitsubishi Chemical America, Inc. to purchase certain equipment to save energy used in the Keyes Plant. We also entered into a financing agreement with the seller for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. The equipment was delivered in March 2020; however the installation has been delayed due to the COVID-19 pandemic. Hence, we recorded the asset in construction in progress and related liability in the short and long term debt of $0.7 million and $5 million, respectively as of September 30, 2020.

Property taxes

The Company entered into a payment plan with Stanislaus County for unpaid property taxes for the Keyes Plant site on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company was set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. After making one payment, Company defaulted on the payment plan and as of September 30, 2020 and December 31, 2019, the balance in property tax accrual was $5.4 million and $4.1 million, respectively. Stanislaus County agreed not to enforce collection actions and we are now in discussions with Stanislaus County regarding a payment plan.

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

ABGL is authorized to issue 11,000,000 common units, and up to 6,000,000 convertible, redeemable, secured, preferred membership units (the “Series A Preferred Units”). ABGL issued 6,000,000 common units to the Company. ABGL also issued 1,660,000 Series A Preferred Units to the Purchaser for $8,300,000 with the ability to issue an additional 4,340,000 Series A Preferred Units at $5.00 per Unit for a total of up to $30,000,000 in funding. Additionally, 5,000,000 common units of ABGL are held in reserve as potential conversion units issuable to the Purchaser upon certain triggering events discussed below.

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of September 30, 2020, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 1,735,833 Series A Preferred Units on second tranche for a value of $8.7 million. The Company is accreting these two tranches to the redemption value of $74 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of September 30, 2020 and December 31, 2019 based on the evaluation of the other conditions included in the agreement.

During the quarter ended September 30, 2020, ABGL issued 732,372 of Series A Preferred Units for incremental proceeds of $3.7 million as part of the second tranche of the Preferred Unit Agreement. Consistent with the previous issuances, the units are treated as a liability as the conversion option was deemed to be non-substantive. The Company is accreting up to the redemption value of $11.0 million over the estimated future cash flow periods of six years from the original anniversary date using the effective interest method.

The Company recorded Series A Preferred Unit liabilities, net of unit issuance costs and inclusive of accretive preference pursuant to this agreement, classified as other current liabilities, of $1.2 million and none, and long-term liabilities of $28.5 million and $14.1 million as of September 30, 2020 and December 31, 2019, respectively.

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

On January 9, 2020, 771,500 stock option grants were issued for employees and directors under the 2019 Stock Plan. On March 28, 2020, 1,075,500 stock options grant were approved by the Board for employees and directors under the 2019 Stock Plan.

On April 3, 2020, 450,000 stock option grants were issued for employees under the 2019 Stock Plan with 10 year term and immediate vesting.

On June 4, 2020, 10,000 stock option grants were approved by the Board for a director under the 2019 Stock Plan with 10 year term and 2 year vesting.

On August 27, 2020, 13,000 stock option grants were approved by the Board for new employees under the 2019 Stock Plan with 10 year term and 3 year vesting.

As of September 30, 2020, 5.8 million options are outstanding under the Stock Plans.

Common Stock Reserved for Issuance

The following is a summary of options granted under the Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2019	147	3,746	$1.38
Authorized	2,342	-	-
Granted	(2,320)	2,320	0.69
Exercised	-	(232)	1.27
Forfeited/expired	83	(83)	0.76

Balance as of September 30, 2020	252	5,751	$1.12

As of September 30, 2020, there were 3.9 million options vested under all the Plans.

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

For the three months ended September 30, 2020 and 2019, the Company recorded stock compensation expense in the amount of $191 thousand and $144 thousand, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded stock compensation expense in the amount of $826 thousand and $630 thousand, respectively.

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

During the nine months ended September 30, 2020 and 2019, 2,320,000 and 399,000 options were granted respectively. The weighted average fair value calculations for options granted during the nine months ended September 30, 2020 and 2019 are based on the following assumptions:

	For the nine months ended September 30,
Description	2020	2019
Dividend-yield	0%	0%
Risk-free interest rate	0.94%	2.38%
Expected volatility	88.15%	88.54%
Expected life (years)	6.55	6.55
Market value per share on grant date	$0.69	$0.78
Fair value per share on grant date	$0.52	$0.59

As of September 30, 2020, the Company had $1.1 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.0 years weighted average remaining term.

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

The J.D. Heiskell’s sales activity associated with the Corn Procurement and Working Capital Agreement for the three and nine months ended September 30, 2020 and 2019 are as follows:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2020	2019	2020	2019
Ethanol sales	$-	$27,456	$26,049	$84,453
Wet distiller's grains sales	7,143	8,783	22,983	26,119
Corn oil sales	827	934	2,806	2,586
Corn purchases	25,513	30,446	77,268	90,426
Accounts receivable	161	1,066	161	1,066
Accounts payable	1,978	2,484	1,978	2,484

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2021 and the Wet Distillers Grains Marketing Agreement matures on December 31, 2020 with automatic one-year renewals thereafter. For the three months ended September 30, 2020 and 2019, the Company expensed marketing costs of $0.6 million for each period under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement. For the nine months ended September 30, 2020 and 2019, the Company expensed marketing costs of $1.7 million and $1.9 million, respectively.

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

Summarized financial information by reportable segment for the three and nine months ended September 30, 2020 and 2019 follows:

	Three months ended September 30, 2020			Three months ended September 30, 2019
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$33,131	$7,792	$40,923	$37,820	$19,569	$57,389
Cost of goods sold	33,534	6,618	40,152	37,990	15,417	53,407

Gross (loss) profit	(403)	1,174	771	(170)	4,152	3,982

Other Expenses
Research and development expenses	37	-	37	37	-	37
Selling, general and administrative expenses	4,340	223	4,563	2,716	1,813	4,529
Interest expense	6,461	9	6,470	6,293	49	6,342
Accretion of Series A preferred units	1,765	-	1,765	589	-	589
Other (income) expense	155	(2)	153	(265)	(24)	(289)

Income (loss) before income taxes	$(13,161)	$944	$(12,217)	$(9,540)	$2,314	$(7,226)

Capital expenditures	$6,187	$113	$6,300	$3,664	$351	$4,015
Depreciation	1,085	168	1,253	942	161	1,103

	For the nine months ended September 30, 2020			For the nine months ended September 30, 2019
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$114,226	$14,001	$128,227	$113,942	$35,954	$149,896
Cost of goods sold	101,231	12,599	113,830	113,440	29,552	142,992

Gross profit	12,995	1,402	14,397	502	6,402	6,904

Other Expenses
Research and development expenses	175	-	175	160	-	160
Selling, general and administrative expenses	11,206	1,342	12,548	9,972	2,743	12,715
Interest expense	19,490	44	19,534	18,805	332	19,137
Accretion of Series A preferred units	4,087	-	4,087	1,509	-	1,509
Loss contingency on litigation	-	-	-	6,200	-	6,200
Other expense (income)	416	(23)	393	(228)	(773)	(1,001)

Income (loss) before income taxes	$(22,379)	$39	$(22,340)	$(35,916)	$4,100	$(31,816)

Capital expenditures	$13,571	1,350	14,921	$4,249	$804	$5,053
Depreciation	3,030	485	3,515	2,883	454	3,337

North America: During the three and nine months ended September 30, 2020, the Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all WDG and corn oil the Company produces to J.D. Heiskell. Sales of ethanol, WDG, corn oil, and high-grade alcohol to two customers accounted for 72% and 24% of the Company’s North America segment revenues for the three months ended September 30, 2020. Sales to three customers accounted for 45%, 32% and 11% of the Company’s North America segment revenues for the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2019, the Company’s revenues from ethanol, WDG, and corn oil were made pursuant to the Corn Procurement and Working Capital Agreement. Sales of ethanol, WDG, and corn oil to J.D. Heiskell accounted for 98.3% and 99.3% of the Company’s North America segment revenues for the three and nine months ended September 30, 2019, respectively.

India. During the three months ended September 30, 2020, two biodiesel customers accounted for 56% and 26% of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10%, compared to three biodiesel customers accounting for 41%, 16% and 15% of the Company’s consolidated India segment revenues and none of the refined glycerin customers accounting for more than 10% of such revenues during the three months ended September 30, 2019.

During the nine months ended September 30, 2020, two biodiesel customers accounted for 51% and 33%, of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10% of such revenues, compared to three biodiesel customers accounted for 29%, 18% and 15% of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10% of such revenues during the nine months ended September 30, 2019.

Total assets by segment consist of the following:

	As of
	September 30,	December 31,
	2020	2019

North America	$105,619	$82,990
India	16,551	16,906
Total Assets	$122,170	$99,896

10. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of September 30, 2020 and December 31, 2019. For the three months ended September 30, 2020 and 2019, the Company expensed $7 thousand and $1 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. For the nine months ended September 30, 2020 and 2019, the Company expensed $7 and $22 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of September 30, 2020, $0.1 million remained as a prepaid expense.

As consideration for the reaffirmation of guaranties required by Amendment No. 13 and 14 to the Note Purchase Agreement which the Company entered into with Third Eye Capital on March 1, 2017 and March 27, 2018 respectively, the Company also agreed to pay $0.2 million annually in consideration to McAfee Capital in exchange for its willingness to provide the guaranties. On May 7, 2020 the Audit Committee of the Company approved a guarantee fee of 0.4% on the outstanding balance of Third Eye Capital Notes annually. Based on this approval, we accrued $0.5 million in guarantee fee as of September 30, 2020. The balance of $627 thousand and $304 thousand for guaranty fee remained as an accrued liability as of September 30, 2020 and December 31, 2019 respectively.

The Company owes various members of the Board amounts totaling $1.2 million as of September 30, 2020 and December 31, 2019, for each period, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended September 30, 2020 and 2019, the Company expensed $94 thousand and $96 thousand respectively, in connection with board compensation fees. For the nine months ended September 30, 2020 and 2019, the Company expensed $256 thousand and $294 thousand respectively, in connection with board compensation fees.

11. Subsequent Events

Third Eye Capital Limited Waiver and Amendment No. 18

On November 5, 2020, Third Eye Capital agreed to Limited Waiver and Amendment No. 18 to the Note Purchase Agreement (“Amendment No. 18”) to provide for a waiver of the ratio of note indebtedness covenant for the quarter ended September 30, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment fee of $50 thousand in cash.

12. Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit, which includes approximately $59.3 million of debt maturing within the next 12 months, and the Company has been required to remit substantially all excess cash from operations to its senior lender and is therefore reliant on its senior lender to provide additional funding when required. In order to meet its obligations during the next 12 months, the Company will need to either refinance the Company’s debt or receive the continued cooperation from its senior lender. This dependence on the senior lender raises substantial doubt about the Company’s ability to continue as a going concern. The Company plans to pursue the following strategies to improve the course of the business:

●
Operate the Keyes Plant and continue to improve operational performance at the Plant, including the expansion into new products, new markets for existing products, and adoption of new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements.
●
Continue to develop and expand the markets for high-grade alcohol by extending the value chain to allow for higher margin sales to consumers.
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
●
Secure higher fuel shipment volumes from the India plant by developing the sales channels and expanding the existing domestic markets.
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
●
Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019.
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

Founded in 2006, we own and operate a 65 million gallon per year ethanol facility in California’s Central Valley in Keyes, California where we manufacture and produce renewable fuel ethanol, high-grade alcohol, WDG, CDS and DCO. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe.

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

In 2018, we formed ABGL to construct biogas digesters at local dairies near the Keyes Plant, many of whom are already customers of the WDG produced at the Keyes Plant. The digesters are connected by a pipeline to a gas cleanup and compression facility to produce RNG. ABGL currently has signed participation agreements with 17 local dairies and fully executed leases with 3 dairies near the Keyes Plant in order to capture their methane, which would otherwise be released into the atmosphere, primarily from manure wastewater lagoons. We plan to capture methane from multiple dairies and pipe the gas to a centralized location at our Keyes Plant. The impurities of the methane will then be removed and cleaned into bio-methane for any number of applications including injecting into the local utility pipeline, operating a RCNG truck loading station that will service local trucking fleets to displace diesel fuel, or converting to clean electricity.

The bio-methane can also be used in our Keyes Plant to displace petroleum-based natural gas. The environmental benefits of the Biogas Project are potentially significant because dairy biogas has a negative CI under the California LCFS and will also receive D3 RINs under the federal RFS. ABGL has constructed and commenced operations of the first two digesters during the third quarter of 2020.

Additionally, we own the Goodland Plant through GAFI where we plan to deploy a cellulosic ethanol technology to the Goodland Plant.

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

On March 18, 2020 the US Treasury Tobacco and Alcohol Tax and Trade Bureau (“TTB”) provided waivers allowing ethanol plants to produce high-grade alcohol for use in hand sanitizer. During the first week of April 2020, Aemetis received its permanent permit allowing for sales of fuel ethanol, industrial alcohol and spirits for potable alcohol beyond the waiver period. Accordingly, Aemetis began supplying alcohol as a component of hand sanitizer. During June 2020, Aemetis renamed Biofuels Marketing, Inc. to Aemetis Health Products, Inc., and began a sales and marketing strategy of blending, bottling and selling hand sanitizer into retail branded and white label markets. During the second quarter of 2020, the initial demand for high-grade alcohol as a component of hand sanitizer experienced a significant spike in demand from COVID-19 pandemic due to severe supply shortages, and accordingly, Aemetis was able to produce and supply high volumes of high-grade alcohol product. Market normalization will be dependent on external developments associated with the COVID-19 pandemic; however, management believes qualified procedures will continue to see opportunities for ongoing consumer demand beyond the pandemic’s timeframe. As a producer of high-grade alcohol, with plans to increase product quality to US Pharmacopeia (“USP”) grade, and with the necessary permits to permanently supply into this market, Aemetis expects to emerge well positioned to produce a high-quality product and develop marketing channels that close the gap between suppliers and end customers, albeit at lower volumes than experienced during the second quarter of 2020.

We produce five products at the Keyes Plant: denatured fuel ethanol, high-grade alcohol, WDG, DCO, and CDS. During the first quarter of 2020, we transitioned from selling 100% of the ethanol we produce to J.D. Heiskell, pursuant to a purchase agreement with J.D. Heiskell (“J.D. Heiskell Purchase Agreement”), to a model where 100% of the ethanol is sold directly to Kinergy Marketing LLC (“Kinergy”).The ethanol stored in our finished goods tank is 100% owned by Aemetis. WDG and DCO continue to be sold to A.L.Gilbert and other customers under the J.D.Heiskell Purchasing Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling high-grade alcohol in March 2020 directly to various customers throughout the West Coast. Ethanol pricing is determined pursuant to a marketing agreement with Kinergy and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by Oil Price Information Service, as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement with A.L. Gilbert and is generally determined in reference to the local price of dried distillers grains and other comparable feed products. North American revenue is dependent on the price of ethanol, high-grade alcohol, WDG, and DCO. Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply and price of distillers dried grains, and demand from the local dairy and feed markets. High-grade alcohol pricing is based on the supply and demand restrictions in the current market. Our revenue is further influenced by our decision to operate the Keyes Plant at various capacity levels, conduct required maintenance, and respond to biological processes affecting output.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

Our revenues are derived primarily from sales of ethanol, high-grade alcohol, and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended September 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$33,131	$37,820	$(4,689)	-12%
India	7,792	19,569	(11,777)	-60%

Total	$40,923	$57,389	$(16,466)	-29%

North America. The decrease in revenues during the three months ended September 30, 2020 was mainly due to a decrease in sales of ethanol and WDG. Gallons of ethanol sold decreased to 15.0 million gallons during the three months ended September 30, 2020 compared to 15.8 million gallons during the three months ended September 30, 2019. The average price of ethanol decreased by 9% to $1.59 per gallon during the three months ended September 30, 2020 compared to $1.74 per gallon during the three months ended September 30, 2019, primarily due to change in demand from COVID-19 shelter-in-place orders that reduced demand of gasoline. In addition, the sales volume of WDG decreased by 11% to 94 thousand tons during the three months ended September 30, 2020 compared to 106 thousand tons during the three months ended September 30, 2019 while the average sales price decreased by 8% to $75.81 per ton. For the three months ended September 30, 2020, we generated 72% of our revenues from sales of ethanol, 22% from sales of WDG, and 6% from sales of industrial alcohol, corn oil, CDS, and CO2 compared to 73% of our revenues from sales of ethanol, 23% from sales of WDG, and 4% from sales of corn oil and CDS for the three months ended September 30, 2019. During the three months ended September 30, 2020, plant production averaged 111% of the 55 million gallon per year nameplate capacity compared to 115% during the three months ended September 30, 2019.

India. For the three months ended September 30, 2020, we generated 94% of our sales from biodiesel, and 6% of our sales from refined glycerin compared to 87% of our sales from biodiesel, 5% of our sales from refined glycerin, and 8% from other sales for the three months ended September 30, 2019. The decrease in revenues was due to delay in the government tender contracts bidding and general slowness of sales due to COVID-19. The decrease in revenues of 60% was due to a decrease in biodiesel volumes by 58% to 8,133 metric tons during the three months ended September 30, 2020 compared to 19,343 metric tons during the three months ended September 30, 2019. The average price of biodiesel increased to $901 per metric ton during the three months ended September 30, 2020 compared to $882 per metric during the three months ended September 30, 2019. In addition, the refined glycerin volumes decreased by 72% to 556 metric tons during the three months ended September 30, 2020 compared to 2,023 metric tons during the three months ended September 30, 2019 while the average price increased by 72% to $807 per metric ton during the three months ended September 30, 2020 compared to $470 per metric ton in the same period in 2019.

Cost of Goods Sold

Three Months Ended September 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$33,534	$37,990	$(4,456)	-12%
India	6,618	15,417	(8,799)	-57%

Total	$40,152	$53,407	$(13,255)	-25%

North America. We ground 5.2 million bushels of corn during the three months ended September 30, 2020 compared to 5.6 million bushels during the three months ended September 30, 2019. Our cost of feedstock per bushel decreased by 11% to an average of $4.92 per bushel during the three months ended September 30, 2020 compared to $5.53 per bushel during the three months ended September 30, 2019.

India. The decrease in cost of goods sold was attributable to the decrease in revenues from biodiesel. The volume of biodiesel feedstock we consumed decreased by 52% to 7,783 metric tons compared to 16,374 metric tons in the same period last year. The average price of biodiesel feedstock decreased by 13% to $621 per metric ton during the three months ended September 30, 2020 compared to $717 per metric ton during the three months ended September 30, 2019. In addition, the volume of refined glycerin we consumed decreased by 64% to 632 metric tons during the three months ended September 30, 2020 compared to 1,777 metric tons in the same period in 2019 while the average price also decreased by 44% to $589 per metric ton compared to $408 per metric ton during the three months ended September 30, 2019.

Gross Profit

Three Months Ended September 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$(403)	$(170)	$(233)	137%
India	1,174	4,152	(2,978)	-72%

Total	$771	$3,982	$(3,211)	-81%

North America. Gross profit decreased due to lower prices and volumes sold of ethanol and WDG compared to the same period in 2019.

India. Gross profit decreased by 72% due to decreased volume of sales primarily due to COVID-19 delays for bidding of the OMC tender and decreased general demand by 58% to 8,133 metric tons, during the three months ended September 30, 2020 compared to 19,343 metric tons during the same period in 2019.

Operating Expenses

R&D

Three Months Ended September 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$37	$37	$-	0%
India	-	-	-	0%

Total	$37	$37	$-	0%

R&D expenses remained consistent during the three months ended September 30, 2020 and 2019.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended September 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$4,340	$2,716	$1,624	60%
India	223	1,813	(1,590)	-88%

Total	$4,563	$4,529	$34	1%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to product sales, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue during the three months ended September 30, 2020 and 2019 increased to 13% compared to 7%. The increase was due to an increase in professional fees of $672 thousand, an increase in bad debt expense of $647 thousand, an increase in insurance, taxes, and penalties of $131 thousand, an increase in salaries and wages of $67 thousand, an increase of $49 thousand in supplies and services, and other expenses of $58 thousand during the three months ended September 30, 2020.

India. SG&A expenses as a percentage of revenue during the three months ended September 30, 2020 decreased to 3% from 9% compared to the corresponding period in 2019. The 88% decrease in SG&A expenses during the three months ended September 30, 2020 compared to the same period of 2019 was due to decrease in operation support charges of $984 thousand, a decrease in gas and electric of $221 thousand, a decrease in office maintenance of $213 thousand, a decrease in salaries of $155 thousand, and a decrease in water costs of $26 thousand.

Other Income and Expense

Three Months Ended September 30 (in thousands)

	2020	2019	Inc/dec	% change
North America
Interest rate expense	$5,787	$5,347	$440	8%
Debt related fees and amortization expense	674	946	(272)	-29%
Accretion of Series A preferred units	1,765	589	1,176	200%
Other (income)/expense	155	(265)	420	158%

India
Interest rate expense	9	49	(40)	-82%
Other income	(2)	(24)	22	92%

Total	$8,388	$6,642	$1,746	26%

Other (Income)/Expense. Other (income) expense consists primarily of interest rate and amortization expenses attributable to our debt facilities and those of our subsidiaries, and interest accrued on the judgments and accretion of Series A Preferred Units preference payments. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants is amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment loss or gain.

North America. Interest rate expense was higher during the three months ended September 30, 2020 due to higher debt balances. The decrease in amortization expense in the three months ended September 30, 2020 was mainly due to amortization of fees added during prior periods and reduction in extension fees added during the three months ended September 30, 2020 compared to the same period in 2019. Increase in accretion on the Series A Preferred Unit was due to issuance of additional shares. Guarantee fee of $0.2 million was added during the three months ending September 30, 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

Our revenues are derived primarily from sales of ethanol, high-grade alcohol, and WDG in North America and biodiesel and glycerin in India.

Nine Months Ended September 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$114,226	$113,942	$284	0.2%
India	14,001	35,954	(21,953)	-61%

Total	$128,227	$149,896	$(21,669)	-14%

North America. For the nine months ended September 30, 2020, we generated 55% of our revenue from sales of ethanol, 21% from sales of high-grade alcohol, 20% from sales of WDG, and 4% from sales of corn oil, CCA credits and CDS. During the nine months ended September 30, 2020, plant production averaged 112% of the 55 million gallon per year nameplate capacity. The slight increase in revenues for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to the initial spike in demand that occurred when we entered into high-grade alcohol market. The increase in revenues was offset by a decrease in the average ethanol price of 11% to $1.55 while the ethanol sales volume decreased to 40.5 million gallons compared to 48.1 million gallons in the same period in 2019. The average price of WDG decreased by 4% to $79 per ton while WDG sales volume also decreased by 9% to 292 thousand tons in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

India. For the nine months ended September 30, 2020, we generated 88% of our sales from biodiesel, 6% of our sales from refined glycerin, and 6% from PFAD and other sales compared to 90% of our sales from biodiesel, 6% of our sales from refined glycerin and 4% from PFAD and other sales during the nine months ended September 30, 2019. The decrease in revenues for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to a 61% decrease in the sales volume of biodiesel to 14,346 metric tons. The decrease in biodiesel volumes was due to delay in obtaining and supplying production quantities under the OMCs tender contract. The average sales price of biodiesel decreased by 1% to $855 per metric ton during the nine months ended September 30, 2020 compared to $868 per metric ton in the same period in 2019. The sales volume of refined glycerin decreased by 72% to 1,112 metric tons while the average price of glycerin increased by 48% to $817 per metric ton in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Cost of Goods Sold

Nine Months Ended September 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$101,231	$113,440	$(12,209)	-11%
India	12,599	29,552	(16,953)	-57%

Total	$113,830	$142,992	$(29,162)	-20%

North America. We ground 15.8 million bushels of corn during the nine months ended September 30, 2020 compared to 16.9 million bushels in the same period in 2019. Our average cost of corn per bushel decreased by 9% to $4.87 per bushel in the nine months ended September 30, 2020 compared to the same period in 2019.

India. The decrease in cost of goods sold during the nine months ended September 30, 2020 compared to September 30, 2019 was attributable to a decrease in the volume of biodiesel feedstock we ground by 58% to 13,474 metric tons compared to 31,936 metric tons during the nine months ended September 30, 2019 coupled with an decrease in the average price of biodiesel feedstock by 7% to $637 compared to $683 in the same period in 2019. In addition, the volume of refined glycerin feedstock we ground decreased by 67% to 1,146 metric tons and the average price of the refined glycerin feedstock also decreased by 6% to $551 per metric ton in the nine months ended September 30, 2020 compared to the same period in 2019.

Gross Profit

Nine Months Ended September 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$12,995	$502	$12,493	2489%
India	1,402	6,402	(5,000)	-78%

Total	$14,397	$6,904	$7,493	109%

North America. Gross profit for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 increased due to entering the high-grade alcohol market coupled with the decreased price of corn.

India. The decrease in gross profit was attributable to decrease in the sales volume of all products of 62% to 15,458 metric tons and due to decreases in the biodiesel price per metric ton for the nine months ended September 30, 2020.

Operating Expenses

R&D
Nine Months Ended September 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$175	$160	$15	9%
India	-	-	-	0%

Total	$175	$160	$15	10%

R&D expenses increased in the nine months ended September 30, 2020 due to increases in professional fees of $23 thousand, offset by decrease in lab supplied and other of $8 thousand.

Selling, General and Administrative Expenses (SG&A)

Nine Months Ended September 30 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$11,206	$9,972	$1,234	12%
India	1,342	2,743	(1,401)	-51%

Total	$12,548	$12,715	$(167)	-1%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses and related facilities expenses.

North America. SG&A expenses as a percentage of revenue in the nine months ended September 30, 2020 increased to 10% from 9% in the nine months ended September 30, 2019. SG&A expenses during the nine months ended September 30, 2020 increased by 12% compared to the nine months ended September 30, 2019. The increase in SG&A expenses was primarily due to increases in salaries, stock compensation and supplies of $515 thousand and utilities, penalties, and insurance of $554 thousand and provision for bad debt expense and other expenses of $682 thousand, offset by a decrease in professional fees of $517 thousand for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

India. SG&A expenses as a percentage of revenue in the nine months ended September 30, 2020 increased to 10% as compared to 8% in the corresponding period of 2019. SG&A expenses during the nine months ended September 30, 2020 decreased by 51% compared to the nine months ended September 30, 2019. The decrease was due to decrease in operating support charges of $1.4 million, utilities, insurance and other expenses of $260 thousand, offset by an increase in salaries of $61 thousand and professional fees of $244 thousand during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Other Income and Expense

Nine Months Ended September 30 (in thousands)

	2020	2019	Inc/dec	% change
North America
Interest rate expense	$16,912	$15,240	$1,672	11%
Debt related fees and amortization expense	2,578	3,565	(987)	-28%
Accretion of Series A preferred units	4,087	1,509	2,578	171%
Loss contingency on litigation	-	6,200	(6,200)	-100%
Other (income)/expense	416	(228)	644	282%

India
Interest rate expense	44	332	(288)	-87%
Other income	(23)	(773)	750	97%

Total	$24,014	$25,845	$(1,831)	-7%

Other (Income)/Expense. Other (income) expense consists primarily of interest rate and amortization expenses attributable to our debt facilities and those of our subsidiaries, and interest accrued on the judgments and accretion of Series A Preferred Units preference payments. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment loss or gain.

North America. Interest rate expense was higher during the nine months ended September 30, 2020 due to an increase in principal and interest on our senior notes and subordinated notes. The decrease in amortization expense in the nine months ended September 30, 2020 was mainly due to amortization of fees added during prior periods and reduction in extension fees added for nine months ended September 30, 2020 compared to the same period in 2019. Increase in accretion on the Series A Preferred Unit was due to issuance of additional units. Guarantee fees of $0.5 million were added during the first nine months ending September 30, 2020.

India. Interest rate expense decreased due to accruing on only one working capital line while the other line was treated as feedstock provider for working capital without interest accrual during the nine months ended September 30, 2020. The decrease in other income of $0.7 million was caused primarily by release of long-standing accounts payable and interest on these payables as matters closed legally during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.1 million at September 30, 2020, all of which were held in our Indian subsidiary. Our current ratio at September 30, 2020 was 0.14 compared to a current ratio of 0.22 at December 31, 2019. We expect that our future available capital resources will consist primarily of cash generated from operations, Liquidity Reserve Notes, EB-5 program borrowings, senior debt, subordinated debt and any additional funds raised through sales of preferred units.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$79	$656
Current assets (including cash, cash equivalents, and deposits)	13,547	12,576
Current and long term liabilities (excluding all debt)	71,387	51,843
Current & long term debt	226,346	202,425

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. During the three months ended September 30, 2020, $0.5 million from one investor was released to the Company from the EB-5 escrow account, which completed the funding of Phase I under this program.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.8 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $500,000 per investor to $900,000 per investor. As of September 30, 2020, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to the Company. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

We operate in a volatile market in which we have limited control over the major components of input costs and product revenues, and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets. As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, high-grade alcohol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol/alcohol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

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

●
Continue to develop and expand the markets for high-grade alcohol by extending the value chain to allow for higher margin sales to consumers.

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

At September 30, 2020, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $155.5 million including the GAFI debt. The current maturity date for all of the Third Eye Capital financing arrangements, except the GAFI financing arrangements, is April 1, 2021; provided, however, that pursuant to Amendment No. 17, we have the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2022 upon notice and payment of a 1% extension fee, which can be paid or added to senior debt. The current maturity date for all of the Third Eye Capital GAFI financing arrangements is July 10, 2021. GAFI intends to repay its Third Eye Capital Notes obligations through proceeds from the issuance of a GAFI EB-5 offering or other debt/equity offerings by an Aemetis subsidiary. We intend to repay rest of the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes and/or a senior debt refinancing and/or an equity financing.

As of September 30, 2020, the Company has $18.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes due on April 1, 2021.

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

Change in Working Capital and Cash Flows

The below table describes the changes in current and long term debt during the nine months ended September 30, 2020:

Increases to debt:
Accrued interest	$16,920
Maturity date extension fee added to senior debt and waiver fees	2,047
Feb 2019 Promissory note advances including fees	1,265
Sub debt extension fees	680
India working capital draws and changes due to foreign currency	9,227
Mitsubishi financing for Zebrex equipment term loan	5,652
PPP loan received	1,134
EB-5 Investment received	500
	Total increases to debt	$37,425
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(2,800)
Interest payments to sub debtors	(250)
Interest payments to EB-5 investors	(288)
Principal, fees and interest payments on working capital loans in India	(9,414)
GAFI interest and principal payments	(362)
Change in debt issuance costs, net of amortization	(390)
	Total decreases to debt	$(13,504)

	Change in total debt	$23,921

Working capital changes resulted in (i) a $1.2 million increase in accounts receivable due to increase in alcohol sales in North America which caused the receivable balance to increase by $1.7 million, offset by a decrease of $0.5 million in India operations, (ii) a $1.7 million decrease in inventories mainly due to increase of $0.5 million in finished goods due to an amendment to the J.D. Heiskell Purchasing Agreement, whereby we are no longer obligated to sell certain inventory we produce to J.D. Heiskell, and $0.7 million increase in raw materials which are used in the alcohol and hand sanitizer production in North America entities offset by decreases of $0.3 million in work in process inventory in North America and $2.7 million in inventory in India operations, (iii) a $67 thousand decrease in prepaid expenses mainly due to regular amortization of prepaid insurance, (iv) a $1.6 million decrease in other assets consisting of a $0.2 million decrease in North America entities and a $1.4 million decrease in India operations, and (v) a $3.7 million increase in notes receiveable in India operations due to short-term loans made to a working capital partner.

Net cash provided by operating activities during the nine months ended September 30, 2020 was $7.0 million, consisting of non-cash charges of $11.4 million, net changes in operating assets and liabilities of $17.7 million and net loss of $22.1 million. The non-cash charges consisted of: (i) $2.6 million in debt related fees and other amortization, (ii) $3.5 million in depreciation expenses, (iii) $0.8 million in stock-based compensation expense, (iv) $0.3 million of deferred tax benefit, (v) $4.1 million in preferred unit accretion, and (vi) $0.6 million in provision for bad debts. Net changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $1.9 million offset by: (i) a decrease in other assets of $1.7 million, (ii) a $1.5 million increase in inventories, (iii) a $0.3 million increase in accounts payable, (iv) a $66 thousand decrease in prepaid expenses, and (v) a $16.0 million increase in accrued interest.

Cash used by investing activities consisted of capital expenditures of $13.6 million from U.S. operations, capital expenditures of $1.3 million from our India operations, and a note receivable of $3.7 million.

Cash provided by financing activities was $11.0 million, consisting primarily of $11.6 million received from the Series A Preferred Unit issuance, $1.2 million received from Third Eye Capital promissory note, $1.1 million received from PPP Loans, $0.5 million from EB-5 Phase I investors, $0.3 million for issuance of stock to option holders, $0.3 from grant proceeds received for capital expenditures, and $9.3 million from working capital partners in India for their operations, partially offset by payments of $9.3 million in principal to working capital partners in India for their operations, $2.2 million on Third Eye Capital promissory note, $0.3 million on Third Eye Capital renewal and waiver fees, $0.3 million on GAFI Third Eye Capital notes, and $1.1 million payments on finance lease assets.

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

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the three months ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our CEO and CFO concluded that, although remediation plans were initiated to address the material weakness over financial reporting as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2020, we issued 112 thousand shares of our common stock to certain subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(a)2 of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended September 30, 2020.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

99.1
Limited Waiver and Amendment No. 18 to Amended and Restated Note Purchase Agreement, dated as of November 5, 2020 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Ninepoint - TEC Private Credit Fund.

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

Date: November 12, 2020

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2020