Form 10-K
period 2020-12-31
AEMETIS, INC
filed 2021-03-15
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $15,083,507 as of June 30, 2020 based on the average bid and asked price on the NASDAQ Global Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on February 28, 2021 was 27,099,232 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop new and to maintain and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Item 1. Business

General

We are an international renewable natural gas, renewable fuels and byproducts company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products. We operate in two reportable geographic segments: “North America” and “India.” For revenue and other information regarding our operating segments, see Note 12 - Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

We were incorporated in Nevada in 2006.

We own and operate a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold to local dairies, poultry and feedlots as animal feed. The primary feedstock used for the production of ethanol at the Keyes Plant is number two yellow dent corn, which is procured by J.D. Heiskell from various Midwestern grain facilities and shipped via Union Pacific Railroad to an unloading facility adjacent to the Keyes Plant.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant (the ABGL Central Dairy Digester Cluster”), many of whom also purchase WDG we produce. The digesters are connected via a pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce Renewable Natural Gas (“RNG”). During 2020, ABGL completed construction on the first two diary digesters and the pipeline that carries bio-methane from these dairies to the Keyes Plant. The next phase of the project involves the construction of 15 additional dairies, for a total of 17 dairies. With plans to build digesters at more than 30 dairies, ABGL continues to negotiate and sign participation agreements with local dairies and convert those agreements into fully executed leases to capture dairy bio-methane from manure wastewater lagoons where the bio-methane would otherwise be released into the atmosphere. Upon receiving the bio-methane from the dairies, impurities will be removed and converted to RNG where it will be either injected into the local gas utility pipeline, supplied to a renewable compressed natural gas (“RCNG”) truck loading station that will service local trucking fleets to displace diesel fuel, or used as renewable energy at the Keyes Plant.  The environmental benefits of the ABGL project are significant because dairy biogas RNG qualifies for a negative carbon intensity (“CI”) pathway under the California LCFS and receives D3 RINs under the federal Renewable Fuel Standard (“RFS”). ABGL completed construction of the first two digesters and private pipeline and began operations in the third quarter of 2020.

In December 2018, we purchased a 5.2-acre parcel of land next to the Keyes Plant and subsequently leased the land to the Messer Group (“Messer”) to build a gas liquification plant. We constructed a piping structure to convey the CO2 produced at the Keyes Plant to the Messer plant (the “CO2 Project”). The Aemetis portion of the CO2 Project construction was completed in January 2020, with Messer completing construction of their plant in April 2020. We commenced operations in late April 2020, and began recognizing revenue from this project in the second quarter of 2020.

We lease a site at the Riverbank Industrial Complex in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech Technology (“LanzaTech”) and InEnTec Technology (“InEnTec”) to build a cellulosic ethanol production facility (the “Riverbank Cellulosic Ethanol Facility”) capable of converting local California waste biomass – principally agricultural waste – into ultra-low carbon intensity renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 cellulosic renewable identification numbers (“RINs”) and California’s Low Carbon Fuel Standard (“LCFS”) credits.

The first phase of construction and operations at the Riverbank site is installation of the waste wood handling and the first gasifier unit, as well as gas cleanup, hydrogen production and hydrotreating systems for the production of renewable jet and diesel fuel (the “Jet/Diesel Plant”).

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

We entered into an agreement to purchase Zebrex dehydration equipment from Mitsubishi on August 24th, 2018, to improve process efficiency and reduce greenhouse gas emissions (“GHG) at the Keyes Plant. We began initial equipment installation in the first quarter of 2020. The agreement allowed for deferred payments of the equipment until the unit begins operations. Due to COVID-19 shelter in place restrictions, construction of the project was halted late in the first quarter of 2020. Ongoing restrictions and contractor availability further delayed work toward completion until the second quarter of 2021. The Mitsubishi Zebrex ethanol dehydration system is a key part of increasing the electrification of the Keyes Plant and decreasing natural gas usage at the facility. This project decreases the carbon intensity of fuel produced at the Keyes Plant, allowing Aemetis to realize a higher price for the ethanol sold.

In December 2020, Aemetis Inc., announced its subsidiary, Aemetis Properties Riverbank, Inc., acquired less than a 20% ownership in Nevo Motors, Inc. (“Nevo Motors”). Under this agreement, Nevo Motors will utilize certain of Aemetis’ existing and future manufacturing facilities and fueling stations, as well as renewable natural gas and renewable electricity produced by Aemetis.

In January 2021, a U.S. patent was awarded for our exclusively licensed technology for the production of below zero carbon renewable fuel. This license enabled us to launch the “Carbon Zero” production plants that are designed to convert below zero carbon feedstocks such as waste wood and agricultural waste and renewable energy such as solar, RNG, biogas into energy dense liquid renewable fuels. These renewable fuels can be utilized in hybrid electric cars or other electric engines which may create a below zero carbon greenhouse gas footprint across the entire life cycle of the fuel based on the Argonne National Laboratory’s GREET model, the leading lifecycle analysis measurement tool.

The “Carbon Zero” biofuels production plants are designed to produce biofuels, including renewable jet fuel, utilizing renewable hydrogen and non-edible vegetable oils sourced from existing Aemetis biofuels plants and other sources. The first Aemetis Carbon Zero production plant (“Carbon Zero 1”) is expected to utilize hydroelectric and other renewable power available onsite to produce 25 million gallons per year of jet fuel, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels to reduce greenhouse gas (“GHG”) emissions and other pollutants associated with conventional petroleum-based fuels. The Carbon Zero 1 plant is planned at the Riverbank Cellulosic Ethanol Facility. The Carbon Zero 1 plant will extract sugars from waste wood and then process the sugar into renewable fuel at the Keyes Plant. The remaining waste wood will be gasified for the production of renewable hydrogen to be used in producing jet and diesel fuel.

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

On March 18, 2020, in order to address a worldwide shortage of hand sanitizer during the worldwide COVID-19 pandemic, the US Treasury Tobacco and Alcohol Tax and Trade Bureau (“TTB”) provided emergency waivers allowing fuel ethanol plants to produce high-grade alcohol for use in the production of hand sanitizer. Immediately following the emergency waiver for ethanol producers in March, Aemetis began supplying high-grade alcohol for the production of hand sanitizer. During the first week of April 2020, Aemetis applied for and was approved by the TTB as a Distilled Spirits Producer (“DSP”), which allowed the Company to produce fuel ethanol, high-grade alcohol for sanitizer and other health care and sanitary products, as well as industrial alcohol and potable alcohol for beverage spirits.

To further address this market, Aemetis began a series of capital projects at the Keyes Plant that will ultimately enable the Company to produce US Pharmacopeia (“USP”) grade alcohol for sale into these key medical, consumer, governmental and industrial alcohol markets. During June 2020, Aemetis renamed Biofuels Marketing, Inc. as Aemetis Health Products, Inc., and began a sales and marketing strategy of blending, bottling, and selling hand sanitizer into bulk, retail branded, and white label markets. Additionally, Aemetis Health Products, Inc. is developing sales and marketing channels for other personal protective equipment.

Strategy

Key elements of our strategy include:

North America

Leverage technology for the development and production of additional advanced biofuels and renewable chemicals. We continue to evaluate new technology, develop technologies under our existing patents and conduct research and development to produce renewable chemicals and advanced biofuels from renewable feedstocks. Our objective is to continue to commercialize our portfolio of technologies and expand the adoption of these advanced biofuels and bio-chemicals technologies.

We hold certain rights to technologies for the conversion of orchard, forest, dairy, and construction and demolition waste wood into low carbon renewable fuel. We intend to utilize this technology to produce renewable hydrogen for use in the production of jet fuel, diesel fuel and cellulosic ethanol at the Riverbank Cellulosic Ethanol Facility from agricultural biomass waste abundantly available from orchard waste wood in California’s Central Valley. Our planned first phase has an estimated 23 million gallons per year of nameplate capacity. We intend to expand production facilities to an estimated 46 million gallons per year nameplate capacity at the Riverbank site and build additional plants in California to utilize the estimated 1.6 million tons of annual waste orchard wood in Central California, as well as other waste wood feedstocks.

Diversify and expand revenue and cash flow by continuing to develop and adopt value-added by-product processing systems and optimize other systems in our existing plants. In April 2012, we installed a DCO extraction unit at the Keyes Plant and began extracting corn oil for sale into the livestock feed market. During 2014, we installed a second oil extraction system to further improve corn oil yields from this process. During late 2017, we entered into agreements to sell substantially all of the CO2 produced at the Keyes Plant to Messer, which built a liquid CO2 capture plant adjacent to the Keyes Plant that was operational in the second quarter of 2020. We have plans to install a mechanical vapor recovery (“MVR”) system that allows for the compression of process vapor to steam resulting in a significant reduction of natural gas consumption. Additionally, we are developing the Aemetis Integrated Solar Microgrid Systems (“AIMS”) with battery backup that allows for the displacement of natural gas electricity with carbon-free electricity, which is expected to begin construction at the Keyes Plant in the third quarter of 2021. We continue to evaluate and, as allowed by available financing and free cash flow from operations, adopt additional value-added processes that decrease costs and increase the value of the ethanol, WDG, DCO and CO2 produced at the Keyes Plant.

Leverage our position as a plant operator to develop additional streams of revenues and profitability. In December 2018, we leveraged our relationship with California’s Central Valley dairy farmers by signing leases and raising funds to construct the Aemetis Biogas Central Dairy Digester Cluster, constructing dairy digesters that collect bio-methane which will be conveyed by pipeline to our Keyes Plant. We have constructed our first two digesters, four miles of pipeline, and commenced operations in the third quarter of 2020. In addition, we have signed agreements with approximately 15 additional dairies to construct additional dairy digesters. Additionally, we continue to evaluate technologies from our existing and planned operations for the development of the property in Goodland, Kansas.

Acquire, license our technologies to, or joint venture with other ethanol and biodiesel plants. There are approximately 200 ethanol plants that are operational in the U.S., as well as biofuels plants in Brazil, Argentina, India and elsewhere in the world that could be upgraded to expand revenues and improve their cash flow using technology commercially deployed or licensed by us. After developing and commercially demonstrating technologies at the Keyes Plant, Kakinada Plant and the Riverbank Facility, we will evaluate on an opportunistic basis the benefit of acquiring ownership stakes in other biofuel production facilities and entering into joint venture or licensing agreements with other ethanol, renewable diesel or renewable jet fuel facilities.

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

India

Capitalize on recent policy changes by the Government of India. We plan to continue to pursue the traditional bulk, fleet, industrial, retail, and transportation biodiesel markets in India, which we believe have become more attractive as a result of potential changes to government tax structures and policies, as well as new marketing channels that may open as a result of changes to government policy changes. The rationalization of indirect taxation by the introduction of the Goods and Services Tax (the “GST”), the introduction of biodiesel sales under government oil marketing company (“Government Oil Marketing Company”) contracts and the execution of contracts with major oil consumers are expected to drive revenue and margins in our India segment.

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

Diversify our feedstocks from India. We designed our Kakinada Plant with the capability to produce biodiesel from multiple feedstocks. In 2009, we began to produce biodiesel from non-refined palm oil (“NRPO”). Between 2014 and 2019, we further diversified our feedstock to include animal oils and fats, which we used for the production of biodiesel to be sold into the European markets, refined, bleached & deodorized Palm Stearin, crude palm stearin, and RBD palm stearin. The byproduct of using high fat RBD palm stearin and crude palm stearin is Palm Fatty Acid Distiller (“PFAD”), which can be further processed into biodiesel and sold, or sold directly into the market starting in the third quarter of 2019. Additionally, the Kakinada Plant is capable of producing biodiesel from used cooking oil (“UCO”); however, the importation of UCO is not currently allowed in India, and as a result, we are looking for a local supply source of UCO to expand our feedstock diversity. In 2018, we completed a pretreatment unit at the Kakinada Plant to convert up to 5% high free fatty acid (“FFA”) feedstocks into oil that can be used to produce biodiesel, which was further upgraded in 2019 to convert up to 20% high FFA feedstocks, both of which are available at lower cost than our traditional feedstocks.

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

2020 Highlights

North America

During 2020, we produced six products at the Keyes Plant: denatured fuel ethanol, high-grade alcohol for sanitizer, WDG, DCO, CO2, and CDS. During the first quarter of 2020, we started transitioning from selling 100% of the ethanol we produce pursuant to a purchase agreement with J.D. Heiskell (“J.D. Heiskell Purchase Agreement”), to a model where 100% of the ethanol is sold directly to Kinergy Marketing LLC (“Kinergy”). Since May 2020, the ethanol stored in our finished goods tank is 100% owned by Aemetis. WDG continue to be sold to A.L.Gilbert and DCO is sold to other customers under the J.D.Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO2 to Messer in the second quarter of 2020. We began selling high-grade alcohol for sanitizer in March 2020 directly to various customers throughout the West Coast and we also produced and sold Aemetis hand sanitizer under Aemetis Health Products, Inc. North American revenue is dependent on the price of ethanol, high-grade alcohol, WDG, and DCO.

The following table sets forth information about our production and sales of ethanol and high-grade alcohol and WDG in 2020 and 2019:

	2020	2019	% Change
Ethanol and High-Grade Alcohol
Gallons Sold (in thousands)	60,286	64,708	-6.8%
Average Sales Price/Gallon	$1.84	$1.77	4.0%
WDG
Tons Sold (in thousands)	393	428	-8.1%
Average Sales Price/Ton	$81.49	$80.65	1.0%

Ethanol pricing is determined pursuant to a marketing agreement with Kinergy and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by Oil Price Information Service, as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement with A.L. Gilbert and is generally determined in reference to the local price of dried distillers grains (“DDG”) and other comparable feed products. Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply and price of distillers dried grains, and demand from the local dairy and feed markets. The price for WDG is determined monthly pursuant to a marketing agreement with A.L. Gilbert and is generally determined in reference to the local price of DDG and other comparable feed products. High-grade alcohol pricing for sanitizer is based on the supply and demand restrictions in the current market. Our revenue is further influenced by our decision to operate the Keyes Plant at various capacity levels, conduct required maintenance, and respond to biological processes affecting output.

India

In 2020, we primarily produced two products at the Kakinada Plant: biodiesel and refined glycerin produced from further processing of the crude glycerin produced as a by-product of the production of biodiesel. After the 2019 pretreatment unit upgrade, we can convert high-FFA oil into a renewable oil feedstock that that may be converted into biodiesel and sold to biodiesel market plants in India or exported to foreign plants to use for the production of biodiesel, renewable diesel and/or jet fuel. The byproduct of processing high-FFA oil into biodiesel is PFAD, which can be processed further into biodiesel or sold directly into the market starting in the third quarter of 2019.

The following table sets forth information about our production and sales of biodiesel and refined glycerin in 2020 and 2019:

	2020	2019	% Change
Biodiesel
Tons sold (1)	15,987	46,971	-66.0%
Average Sales Price/Ton	$863	$904	-4.6%
Refined Glycerin
Tons sold	1,440	5,173	-72.2%
Average Sales Price/Ton	$814	$543	49.9%
(1)
1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

Competition

North America

According to the U.S. Energy Information Agency (the “EIA”), there were approximately 200 operating commercial ethanol production facilities in the U.S. with a combined nameplate production of approximately 17.4 billion gallons per year as of January 1, 2020. The initial EIA U.S. ethanol production forecast for 2020 was approximately 16.2 billion gallons. However, the onset of the global pandemic at the end of the first quarter 2020 significantly impacted the production of U.S. ethanol, reducing industry capacity by approximately 12% vs. 2019. The production of ethanol is a commodity-based business where producers compete on the basis of price. We sell ethanol into the Northern California market. However, since insufficient production capacity exists in California to supply the state’s total fuel ethanol consumption (in excess of 1.5 billion gallons annually), we compete with ethanol transported into California from Midwestern producers. Similarly, our co-products, principally WDG and DCO, are sold into local California markets and compete with DDG and corn oil imported into the California markets as well as with alternative feed products.

India

With respect to biodiesel sold as fuel, we compete primarily with the producers of petroleum diesel, consisting of the three Government Oil Marketing Companies: Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies: Reliance Petroleum and Essar Oil, all of whom have significantly larger market shares than we do and control a significant share of the distribution network. These competitors also purchase our product for blending and further sales to their customers. We compete primarily on the basis of price, quality and reliable delivery, since our plant can produce distilled biodiesel and has historically been a more reliable and high-quality supplier than some other biodiesel producers in India.

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

Customers

North America

During the first quarter of 2020, we started transitioning from selling 100% of the ethanol we produce to J.D. Heiskell to selling the ethanol directly to Kinergy. Since May 2020, the ethanol stored in our finished goods tank is 100% owned by Aemetis. WDG continues to be sold to A.L.Gilbert and DCO is sold to other customers under the J.D.Heiskell Purchasing Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO2 to Messer in the second quarter of 2020. We began selling high-grade alcohol for sanitizer in March 2020 directly to various customers throughout the West Coast and we also produced and sold Aemetis hand sanitizer under the Aemetis Health Products, Inc. North American revenue is dependent on the price of ethanol, high-grade alcohol, WDG, and DCO.

India

During 2020, we derived 87%, 8%, and 5% of our sales from biodiesel, refined glycerin, and other sales respectively. Two of our biodiesel customers accounted for more than 10% of our consolidated India segment revenues at 42% and 26%. None of our refined glycerin customers accounted for more than 10% of our consolidated India segment revenues in 2020. During 2019, we derived 89%, 6%, and 5% of our sales from biodiesel, refined glycerin, and other sales, respectively. Three of our biodiesel customers accounted for more than 10% of our consolidated India segment revenues at 33%, 15%, and 13%. Approximately 48% of the biodiesel revenue of our consolidated India segment revenues came from supplying Government Oil Marketing Companies under the 2019 tender contract. None of our refined glycerin customers accounted for more than 10% of our consolidated India segment revenues in 2019.

Pricing

North America

Ethanol pricing for the ethanol we sell to Kinergy is determined pursuant to a marketing agreement with Kinergy and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by Oil Price Information Service, as well as quarterly contracts negotiated by Kinergy with local fuel blenders and available premiums for fuel with low carbon intensity as provided by California’s LCFS. The price for WDG is determined monthly pursuant to a marketing agreement with A.L. Gilbert and is generally determined in reference to the local price of DDG, corn and other comparable feed products. High-grade alcohol pricing is based on the supply and demand restrictions in the current sanitizer market. Our revenue is further influenced by our decision to operate the Keyes Plant at various capacity levels, conduct required maintenance, and respond to biological processes affecting output.

Ethanol pricing for the ethanol we sell to Kinergy is determined pursuant to a marketing agreement between Kinergy and us and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area in California, as published by the Oil Price Information Service (“OPIS”), as well as the terms of quarterly contracts negotiated by Kinergy with local fuel blenders and available premiums for fuel with low carbon intensity as provided by California’s LCFS. The price for WDG is determined monthly pursuant to a marketing agreement between A.L. Gilbert and us and is generally determined in reference to the price of DDG, corn and other protein feedstuffs, based on local pricing in California’s Central Valley.

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

Raw Materials and Suppliers

North America

We entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell in March 2011, which we amended in May 2020 (the “Heiskell Supply Agreement”). Under the Heiskell Supply Agreement, we agreed to procure number two yellow dent corn from J.D. Heiskell, with the ability to obtain corn from other sources subject to certain conditions. However, in 2019 and 2020, all our corn supply was purchased from J.D. Heiskell pursuant to the Heiskell Supply Agreement. Title to the corn and risk of loss pass to us when the corn is deposited into our weigh scale. The agreement is automatically renewed for additional one-year terms. The current term is set to expire on December 31, 2021, with automatic renewals for additional one-year terms.

India

In 2020, a significant amount of our biodiesel was derived from processing refined palm stearin, which was sourced locally. In 2019, a significant amount of our biodiesel was derived from processing crude palm stearin. The byproduct of using high fat RBD/crude palm stearin is PFAD, which can be processed further into biodiesel or sold directly as a product into the market starting in the third quarter of 2019. In addition to feedstock, the Kakinada Plant requires quantities of methanol and chemical catalysts for use in the biodiesel production process. These chemicals are also readily available and sourced from a number of suppliers surrounding the Kakinada Plant. We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

Sales and Marketing

North America

During the first quarter of 2020, we started transitioning from selling 100% of the ethanol we produce pursuant to the J.D. Heiskell Purchase Agreement to a model where 100% of the ethanol is sold directly to Kinergy. The ethanol stored in our finished goods tank is 100% owned by Aemetis. WDG continues to be sold to A.L.Gilbert and DCO is sold to other customers under the J.D.Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO2 to Messer in the second quarter of 2020. We began selling high-grade alcohol for sanitizer in March 2020 directly to various customers throughout the West Coast and we also produced and sold Aemetis hand sanitizer under the Aemetis Health Products, Inc. North American revenue is dependent on the price of ethanol, high-grade alcohol, WDG, and DCO.

In March 2011, we entered into a WDG Purchase and Sale Agreement with A.L. Gilbert, pursuant to which A.L. Gilbert agreed to market, on an exclusive basis, all of the WDG we produce. The current term is set to expire on December 31, 2021 with automatic one-year renewals.

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol. The current term is set to expire on August 31, 2021 with automatic one-year renewals.

India

We sell our biodiesel and refined glycerin to (i) end-users utilizing our own sales force and independent sales agents, (ii) brokers who resell the product to end-users and (iii) Government Oil Marketing Companies. We pay a sales commission on sales arranged by independent sales agents.

Commodity Risk Management Practices

North America

The cost of corn and the price of ethanol are volatile and the correlation of the pricing of these commodities form the basis for the profit margin at our Keyes Plant. We are, therefore, exposed to commodity price risk. Our risk management strategy is to operate in the physical market by purchasing corn and selling ethanol on a daily basis at the then prevailing market price. We monitor these prices daily to test for an overall positive variable contribution margin. We periodically explore and utilize methods of mitigating the volatility of our commodity prices. During 2019, we offered three-month WDG contracts to our customers, which we offset with the purchase of corn basis, allowing us to fix a portion of the margin at the Keyes Plant. Due to market volatility as a result of the COVID-19 pandemic in 2020, we sold our WDG on a month-to-month basis to better manage commodity and pricing risk.

India

The cost of crude or refined palm stearin and the price of biodiesel are volatile and are generally uncorrelated. We therefore are exposed to ongoing and substantial commodity price risk at our Kakinada plant. Our risk management strategy is to produce biodiesel in India only when we believe we can generate positive gross margins and to idle the Kakinada Plant during periods of low or negative gross margins. Additionally, we are pursuing relationships with large oil companies and trading partners pursuant to which we may match the procurement of feedstocks with the production of biofuels for sales that provide a fixed margin.

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

In 2018, in cooperation with a federally funded agency, we secured a grant from the California Energy Commission to optimize and demonstrate the effectiveness of ionic liquids technologies for breaking down biomass to produce cellulosic ethanol. After completion of technology development and pilot testing, this technology may be applied to launch the Carbon Zero production plants to commercialize this technology by converting the below zero carbon feedstocks such as waste wood and agricultural waste and renewable energy such as solar, RNG, biogas into energy dense liquid renewable fuels. A patent was awarded for this technology for the production of below zero carbon renewable fuel.

Research and development expense was $0.2 million, for each of the years ended December 31, 2020 and 2019.

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

In 2018, in cooperation with a federally funded agency, we secured a grant from the California Energy Commission to optimize and demonstrate the effectiveness of ionic liquids technologies for breaking down biomass to produce cellulosic ethanol. After completion of technology development and pilot testing, this technology may be applied to launch the Carbon Zero production plants to commercialize this technology by converting the below zero carbon feedstocks such as waste wood and agricultural waste and renewable energy such as solar, RNG, biogas into energy dense liquid renewable fuels. A patent was awarded for this technology for the production of below zero carbon renewable fuel.

In January 2021, a U.S. patent was awarded for our exclusively licensed technology for the production of below zero carbon renewable fuel. This license enabled us to launch the Carbon Zero production plants that are designed to convert below zero carbon feedstocks such as waste wood and agricultural waste and renewable energy such as solar, RNG, and biogas into energy dense liquid renewable fuels. These renewable fuels can be utilized in hybrid electric cars or other electric engines which may create a below zero carbon greenhouse gas footprint across the entire life cycle of the fuel based on the Argonne National Laboratory’s GREET model, the leading lifecycle analysis measurement tool.

Environmental and Regulatory Matters

North America

The EPA finalized the 2020 renewable volume obligation (“RVO”) and associated percentage standards that apply under the RFS for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel.

The final volumes requirements are set forth below and represent continued growth over historic levels. The final percentage standards meet or exceed the volume targets specified by Congress for total renewable fuel, biomass-based diesel and advanced biofuel. To date, the EPA has not yet released the RVO for 2021.

	Renewable Fuel Volume Requirements for 2017-2021
Year	2017	2018	2019	2020	2021
Cellulosic biofuel (million gallons)	311	288	418	590	n/a
Biomass-based diesel (billion gallons)	2.0	2.1	2.1	2.4	2.4
Advanced biofuel (billion gallons)	4.28	4.29	4.92	5.09	n/a
Renewable fuel (billion gallons)	19.28	19.29	19.92	20.09	n/a

Source: Environmental Protection Agency – 40 CFR - Parts 79 and 80 – 2/6/2020

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes. If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant. If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties. While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any such material contamination or third-party claims. Based on our current assessment of the environmental and regulatory risks, we have not accrued any-amounts for environmental matters as of December 31, 2020. The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

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

New laws or regulations relating to the production, disposal or emission of carbon dioxide and other greenhouse gases may require us to incur significant additional costs with respect to ethanol plants that we build or acquire. We currently conduct our North American commercial activities exclusively in California. Climate change and reduction legislation is a topic of consideration by the U.S. Congress and California State Legislature, which may significantly impact the biofuels industry’s emissions regulations, as will the RFS, California’s LCFS, and other potentially significant changes in existing transportation fuels regulations.

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

Employees

At December 31, 2020, we had a total of 164 employees, comprised of 15 full-time employees in our corporate offices, 43 full-time equivalent employees at the Keyes Plant, 4 full-time Aemetis Biogas employees and 102 full-time equivalent employees in India.

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

Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities.  As of December 31, 2020, we had an accumulated deficit of approximately $274.1 million. For our fiscal years ended December 31, 2020 and 2019, we reported a net loss of $36.7 million and $35.7 million, respectively. We may incur losses for an indeterminate period of time and may not achieve consistent profitability.  We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability, if any, under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business.  In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default on our existing debt agreements if we are unable to meet our payment schedules. An extended period of losses or negative cash flow may prevent us from successfully operating and expanding our business.

Our indebtedness, preference payments, and interest expense could limit cash flow and adversely affect operations and our ability to make full payment on outstanding debt.

For the year ended December 31, 2020, we recognized $27.6 million in interest rate expense and accretion of Series A preferred units (excludes debt related fees and amortization expense). Our high levels of interest expense pose potential risks such as:

●
Any cash flows after covering the operations, if any, any equity raises, and any EB-5 funding are used to pay principal and interest on debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, research and development and other general corporate purposes;
●
Any ABGL cash flows are used to pay dividends and redeem Series A preferred shares reducing the funds available to use in the operations of the dairies.
●
Insufficient cash flows from operations may force us to sell assets, or seek additional capital, which we may not be able to accomplish on favorable terms, if at all; and
●
The level of indebtedness may make us more vulnerable to economic or industry downturns.

In July 2017, we entered into a limited guaranty with Third Eye Capital in connection with a note purchase agreement entered into by GAFI and Third Eye Capital (the “GAFI Debt”). We exercised our option to acquire all of the capital stock of GAFI on December 31, 2019. As of December 31, 2020, GAFI’s outstanding balance of principal, interest and fees on the GAFI Debt equaled $33.6 million, excluding debt discounts.  Any inability to repay the GAFI Debt to Third Eye Capital would limit our cash flow and adversely affect our operations.

Our business is dependent on external financing and cash from operations to service debt and provide future growth.

The adoption of new technologies at our ethanol and biodiesel plants, the development of the Riverbank Cellulosic Ethanol Facility and bio-methane digesters at local dairies near our Keyes Plant, and our working capital requirements are financed in part through debt or debt-like facilities.  We may need to seek significant additional financing to continue or grow our operations and to develop. However, generally unfavorable credit market conditions may make it difficult to obtain necessary capital or additional debt financing on commercially viable terms or at all.  If we are unable to pay our debt, we may be forced to delay or cancel capital expenditures, sell assets, restructure our indebtedness, seek additional financing, or file for bankruptcy protection.  Debt levels or debt service requirements may limit our ability to borrow additional capital, make us vulnerable to increases in prevailing interest rates, subject our assets to liens, limit our ability to adjust to changing market conditions, or place us at a competitive disadvantage to our competitors.  Should we be unable to generate enough cash from our operations or secure additional financing to fund our operations and debt service requirements, we may be required to postpone or cancel growth projects, reduce our operations, or may be unable to meet our debt repayment schedules.  Any one of these events would likely have a material adverse effect on our operations and financial position.

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

Under our note facilities with Third Eye Capital, we owe approximately $161.5 million, including the GAFI Debt and excluding debt discounts, as of December 31, 2020. Our indebtedness and interest payments under these note facilities are currently substantial and may adversely affect our cash flow, cash position and stock price.  The current maturity date of these notes is 2021, however the remaining debt, excluding the GAFI debt, can be further extended to 2022 upon payment of certain fees.  We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes.  We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the maturities of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we are unable to amend our current note purchase agreement with Third Eye Capital, our ability to pay dividends could be restrained.

We are dependent upon our working capital agreements with J.D. Heiskell, Gemini Edibles and Fats India Private Limited and Secunderabad Oils Limited.

Our ability to operate our Keyes Plant depends on maintaining our working capital agreement with J.D. Heiskell, and our ability to operate the Kakinada Plant depends on maintaining our working capital agreements with Gemini and SOL. The Heiskell Agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that J.D. Heiskell may terminate the agreement by notice 30 days prior to the end of the initial term or any renewal term.  The current term extends through December 31, 2021.  In addition, the agreement may be terminated at any time upon an event of default, such as payment default, bankruptcy, acts of fraud or material breach under one of our related agreements with J.D. Heiskell.  The Gemini and SOL agreement may be terminated at any time by either party upon written notice.  If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn or milo supply, which we may be unable to do in a timely manner or at all.  If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

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

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the demand for gasoline, which is in turn dependent upon the price of petroleum, which is also highly volatile and difficult to forecast.  Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.  In addition, domestic ethanol production capacity increased significantly in the last decade.  Demand for ethanol may not increase commensurately with increases in supply, which could lead to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices.

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

In addition, we intend to modify or adapt third party technologies at the Keyes Plant and at the Kakinada Plant to accommodate alternative feedstocks and improve operations.  After we design and engineer a specific integrated upgrade to either or both plants to allow us to produce products other than their existing products, we may not receive permission from the regulatory agencies to install the process at one or both plants.  Additionally, even if we are able to install and begin operations of an integrated advanced fuels and/or bio-chemical plant, we cannot assure you that the technology will work and produce cost effective products because we have never designed, engineered nor built this technology into an existing bio-refinery.  Similarly, our plans to develop the Riverbank Cellulosic Ethanol Facility, construct a bio-methane digester, pipeline and gas cleanup system near our Keyes plan, the integrated microgrid, the MVR project, or the Mitsubishi dehydration system at the Keyes Plant may not be successful as a result of financing, issues in the design or construction process, or our ability to sell liquid CO2 at cost effective prices or achieve the anticipated energy savings. Any inability to execute our business plan may have a material adverse effect on our operations, financial position, ability to pay dividends, and ability to continue as a going concern.

We may not be able to recover the costs of our substantial investments in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than we anticipate.

Our strategy calls for continued investment in capital improvements and additions. For example, we are currently developing the Riverbank Cellulosic Ethanol Facility in Riverbank, CA to utilize the licensed LanzaTech and InEnTec Technologies to convert local California surplus biomass into ultra-low carbon renewable cellulosic ethanol, constructing a network of biogas digesters, pipelines and gas cleanup systems near our Keyes Plant to convert dairy waste gas into renewable bio-methane and evaluating the Goodland facility in Goodland, KS for construction of an additional cellulosic ethanol facility. The construction of these capital improvements and additions involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond our control and may require the expenditure of significant amounts of capital, which may exceed our estimates and we may require significant debt or equity financing. These projects may not be completed at the planned cost, on schedule or at all due to unavailability of needed financing. The construction of new ethanol and other biofuel facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, our revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand an existing facility or construct a new facility, the construction may occur over an extended period of time, and we may not receive any material increases in revenues or cash flows until the project is completed. As a result, the new facilities may not be able to achieve our expected investment return, which could adversely affect our results of operations.

 We are dependent on, and vulnerable to any difficulties of, our principal suppliers and customers.

We buy all of the feedstock for the Keyes Plant from one supplier, J.D. Heiskell.  Under the Heiskell Supply Agreement, we are only permitted to purchase feedstock from other suppliers upon the satisfaction of certain conditions.  In addition, we have contracted to sell all of the WDG, CDS, and corn oil we produce at the Keyes Plant to J.D. Heiskell.  J.D. Heiskell, in turn, sells all WDG and syrup produced to A.L. Gilbert.  We sell the majority of our fuel ethanol production to one customer, Kinergy Marketing, LLC (“Kinergy”), through individual sales transactions. If J.D. Heiskell were to fail to deliver adequate feedstock to the Keyes Plant or fail to purchase all the contracted product we produce, if Kinergy were to fail to purchase the majority of the ethanol we produce, if A.L. Gilbert were to fail to purchase all of the WDG and syrup we produce, or if any of them were otherwise to default on our agreements with them or fail to perform as expected, we may be unable to find replacement suppliers or purchasers, or both, in a reasonable time or on favorable terms, any of which could materially adversely affect our results of operations and financial condition.

We may not receive the funds we expect under our EB-5 program.

Our EB-5 Phase I program allows for the issuance of up to 72 subordinated convertible promissory notes, each in the amount of $0.5 million due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million. As of December 31, 2020, $35.5 million have been raised through the EB-5 program and have been released from escrow and $0.5 million remain to be funded to escrow. Additionally, the USCIS could deny approval of the loans, and then we would not receive some or all of the subscribed funds. If the USCIS takes longer to approve the release of funds in escrow, or does not approve the loans at all, it would have a material adverse effect on our cash flows available for operations, and thus could have a material adverse effect on our results of operations. As of December 31, 2020, $38.9 million was outstanding on the EB-5 Notes under the EB-5 Phase I funding.

On October 16, 2016, we launched our EB-5 Phase II program, allowing for the issuance of up to 100 subordinated convertible promissory notes, on substantially similar terms and conditions as those issued under our EB-5 Phase I program, for a total aggregate principal amount of up to $50.8 million. On November 21, 2019, the minimum investment was raised from $500,000 per investor to $900,000 per investor. As of December 31, 2020, $4.0 million have been raised through the EB-5 Phase II program and have been released from escrow. As of December 31, 2020, $4.2 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

There can be no assurance that we will be able to successfully raise additional funds under our EB-5 Phase II program or that such funds, if raised, will be approved by USCIS. If we are unable to raise, receive approval for, or receive any funds under our EB-5 Phase II program, our business may be negatively affected.

 We face competition for our bio-chemical and transportation fuels products from providers of petroleum-based products and from other companies seeking to provide alternatives to these products, many of whom have greater resources and experience than we do, and if we cannot compete effectively against these companies, we may not be successful.

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

Our operations are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees.  In addition, our operations and sales in India subject us to risks associated with foreign laws, policies and regulations.  Some of these laws and regulations require our facilities to operate under permits or licenses that are subject to renewal or modification.  These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment. Violations of these laws, regulations or permit, or license conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns.  We may not be at all times in compliance with these laws, regulations, permits or licenses or we may not have all permits or licenses required to operate our business.  We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws, permits or licenses. As we enter into new markets such as USP alcohol and hand sanitizer, we may be subject to several regulations and health and safety laws by TTB and Food and Drug Administration ("FDA"). Failure to comply with these health and safety laws, may cause our license to sell these products to be revoked and we may be subject to certain penalties. In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations, and permit and license requirements.

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

Our business is affected by greenhouse gas and climate change regulation.

Emissions of carbon dioxide resulting from manufacturing ethanol are subject to permit requirements.  Climate change continues to attract considerable attention globally. Numerous proposals have been made and could continue to be made at the international, federal, state and local levels to monitor and limit existing emissions of GHG, including carbon dioxide, as well as to restrict or eliminate future emissions. At this stage, it is not possible to accurately estimate either a timetable for implementation of any future regulations or our future compliance costs relating to implementation. Under the 2015 Paris Agreement, parties to the United Nations Framework Convention on Climate Change agreed to undertake ambitious efforts to reduce GHG emissions and strengthen adaptation to the effects of climate change. In February 2021, the U.S. recommitted to the Agreement after having withdrawn in August 2017.

In the U.S., the EPA promulgated federal GHG regulations under the Clean Air Act affecting certain sources. The EPA issued mandatory GHG reporting requirements, requirements to obtain GHG permits for certain industrial plants and GHG performance standards for some facilities. Although the EPA recently scaled back certain GHG requirements, addressing climate change is a stated priority of President Biden and as such additional regulations and legislation are likely to be forthcoming at the U.S. federal or state level that could result in increased operating costs for compliance, or required acquisition or trading of emission allowances. Additionally, demand for the products we produce may be reduced.

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

The operations at our Keyes Plant will result in the emission of CO2 into the atmosphere.  In March 2010, the EPA released its final regulations on the RFS.  We believe the EPA’s final RFS regulations grandfather the Keyes Plant emission levels at its current capacity.

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

A critical state program is California's LCFS, which is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the fuel sold meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a CI score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer (the “Regulated Party”), is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel, and their blend stocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Credits can be traded. Any changes to California’s LCFS could cause our results of operations particularly in ethanol, biogas, and cellulosic ethanol to decline and cause our financial condition to suffer.

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

We have limited experience in marketing and selling high grade alcohol and hand sanitizer. As such, we may not be able to compete successfully with existing or new competitors in supplying high grade alcohol to potential customers. We may not be able to reach USP grade alcohol to compete further in the high grade alcohol and hand sanitizer market. If we are unable to establish production and sales channels that allow us to offer comparable products at attractive prices, we may not be able to compete effectively in the market. Furthermore, there can be no assurance that our high-grade alcohol business will ever generate significant revenues or maintain profitability. The failure to do so could have a material adverse effect on our business and results of operations.

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

Certain of our principal operating subsidiaries are incorporated in India, and substantial portions of our assets are located in India. We intend to continue to develop and expand our facilities in India.  The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has traditionally maintained an artificially low price for certain commodities, including diesel fuel, through subsidies, but has recently begun to reduce such subsidies, which benefits us.  We cannot assure you that liberalization policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.  In particular, the Indian government’s 2018 National Biofuels Policy stated a plan to increase Biodiesel blending to 5% of the diesel market, equal to more than 1.2 billion gallons per year. We cannot assure you that this policy will continue, nor can we assure you that we will continue to be able to procure biodiesel supply contracts with the Indian state-owned oil marketing companies through the public tender process. Our financial performance may be adversely affected by any such changes or other changes to the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future.

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

Our Indian operations could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. For instance, cash and cash equivalents were $0.6 million at December 31, 2020, of which $0.6 million was held in our North American entities and $39 thousand was held in our Indian subsidiary. Cash held in our Indian subsidiary may not otherwise be available for servicing debt obligations, potential investment or use for operations in the United States. Moreover, even if we were to repatriate this cash back to the United States for use in U.S. investments, this cash could be subject to additional withholding taxes. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation. In addition, Indian regulations may impose restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for repayment of debt, operations or capital or other strategic investments. Our inability to access our cash where and when needed could impede our ability to service our debt obligations, make investments and support our operations.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOL”) carried over from prior taxable years. As of December 31, 2020, we had U.S. federal NOL carryforwards of approximately $194.0 million and state NOL carryforwards of approximately $224.0 million. As of December 31, 2020, the federal NOL’s of $194.0 million and the state NOL’s of $224.0 million expire on various dates between 2027 and 2040. U.S. federal NOLs post 2017 in the amount of $5.4 million have no expiration date.

The Section 163(j) excess interest expense carryover does not expire (similar to NOL’s).  However, the Section 163(j) excess interest expense carryover is subject to allowed amounts and the Section 382 change of ownership rules, similar to NOL’s and tax credits. The annual computation for how much interest expense allowed includes the prior year interest carry over plus current year interest. The amount allowed is generally 30% (the law was modified for 2019 and 2020 to 50% due to COVID) of adjusted taxable income before the interest. Due to the ongoing interest expense every year, our ability may be limited just to continue to carry forward the interest expense to next year.

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

We have facilities located in California and India, and the employees working in those facilities may be at greater risk for exposure to and for contracting the COVID-19. The spread of COVID-19 in these locations may result in our employees being forced to work from home or missing work if they or a member of their family contract COVID-19. Additionally, the spread of COVID-19 may result in economic downturns in the markets in which we sell our products and lead to reduced demand for gasoline in such markets, each of which may impair demand for ethanol, harm our operations and negatively impact our financial condition.

 Our mergers, acquisitions, partnerships, and joint ventures may not be as beneficial as we anticipate.

We have increased our operations through mergers, acquisitions, partnerships and joint ventures and intend to continue to explore these opportunities in the future. For example, in December 2020, we announced an investment in Nevo Motors, Inc. pursuant to a Strategic Electric Vehicle Production Facilities Agreement that will utilize our current and future manufacturing facilities and fueling stations, as well as renewable natural gas and electricity produced by us.  The anticipated benefits of these transactions might take longer to realize than expected and these may never be fully realized, or even realized at all.  Furthermore, partnerships and joint ventures generally involve restrictive covenants on the parties involved, which may limit our ability to manage these agreements in a manner that is in our best interest.  Future mergers, acquisitions, partnerships, and joint ventures may involve the issuance of debt or equity, or a combination of the two, as payment for or financing of the business or assets involved, which may dilute ownership interest in our business.  Any failure to adequately evaluate and address the risks of and execute on our mergers, acquisitions, partnerships, and joint ventures could have an adverse material effect on our business, results of operations, and financial condition.  In connection with such acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, our management may become distracted from our core business, and we may disrupt relationships with current and new employees, customers and vendors, incur significant debt, or have to delay or not proceed with announced transactions.  The occurrence of any of these events could have an adverse effect on our business.

EdenIQ’s attempt to terminate and failure to close the EdenIQ Merger, and litigation pertaining to the EdenIQ Merger, may negatively impact our business and operations.

On August 31, 2016, the Company filed a lawsuit in the Superior Court of California, County of Santa Clara against EdenIQ and its CEO, Brian D. Thome. The lawsuit is based on EdenIQ’s wrongful termination of a merger agreement (the “Merger Agreement”) that would have effectuated the merger of the Company and EdenIQ (the “EdenIQ Merger”). The relief sought includes specific performance of the merger agreement and monetary damages, as well as punitive damages, attorneys’ fees, and costs. By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs.  All of the claims asserted by both the Company and EdenIQ have been denied or dismissed.  In February 2019, the Company and EdenIQ each filed motions seeking reimbursement of attorney fees and costs associated with the litigation. On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million and the Company recorded these fees in 2019. The Company’s ability to amend its claims and present its claims to the court or a jury could materially affect the court’s decision to award EdenIQ its fees and costs. In addition to further legal motions and a potential appeal of the Court’s summary judgment order, the Company plans to appeal the court’s award of EdenIQ’s fees and costs. However, we cannot predict the outcome of such appeal. Such appeal may also create a distraction for our management team and board of directors and require time and attention. Any litigation relating to the EdenIQ Merger could adversely impact our ability to execute our business plan, our financial condition and results of operations.

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

Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business and negatively affect the creditworthiness of agricultural producers who do business with us, including corn, feed and dairy producers.

Severe adverse weather conditions, such as hurricanes or severe storms, may also result in extensive property damage, extended business interruption, personal injuries and other loss and damage to us. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services, as a result of weather conditions or otherwise, may also significantly adversely impact our operations.

Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location, costs and competitiveness of global agricultural commodity production and related storage and processing facilities and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity or capital resources.

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

Failure to remediate a material weakness in, or inherent limitations associated with, internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting related to our complex business transactions processes. See “Item 9A. Controls and Procedures”. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, management has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2020.

Our efforts to improve our internal controls are ongoing; however, there are inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected. If we are unable to maintain effective internal control over financial reporting, or after having remediated such material weakness, fail to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to regulatory  scrutiny, civil or criminal penalties or litigation. Continued or future failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations and may also restrict our future access to the capital markets. There can be no assurance that we will not conclude in the future that this material weakness continues to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.

Risks related to ownership of our stock

If the trading price of our common stock fails to comply with the continued listing requirements of NASDAQ, we could face possible delisting. NASDAQ delisting could materially adversely affect the market for our shares.

On January 31, 2020 we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Global Market pursuant to Nasdaq Listing Rule 5450(a)(1). We were provided with a compliance period of 180 calendar days, or July 29, 2020, to regain our compliance with the minimum bid price requirement.

On February 11, 2020 we received a letter from Nasdaq indicating that, based upon the most recent publicly held shares information and the closing bid price of the Company’s common stock for the last 30 consecutive business days, we did not meet the minimum market value of publicly held shares (“MVPHS”) of $15,000,000 required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(3)(C). We were provided with a compliance period of 180 calendar days, or August 10, 2020, to regain our compliance with the MVPHS requirement.

On August 11, 2020 and August 12, 2020 we received notices from Nasdaq that we had regained compliance with Listing Rules 5450(b)(3)(C) and 5450(a)(1), respectively. Despite Nasdaq now considering this matter closed, there can be no assurance that we will be able to remain in compliance with the minimum bid price requirement or with other Nasdaq listing requirements in the future. If we are unable to remain in compliance with the minimum bid price requirement or with any of the other continued listing requirements, Nasdaq may take steps to delist our common stock, which could have adverse results, including, but not limited to, a decrease in the liquidity and market price of our common stock, loss of confidence by our employees and investors, loss of business opportunities, and limitations in potential financing options.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, beneficially own 12.2% of our outstanding common stock. In addition, the other members of our Board and management, in the aggregate, excluding Mr. McAfee, beneficially own approximately 12.0% of our common stock. Our lender, Third Eye Capital, acting as principal and agent and its affiliates, beneficially own 2.0% of our common stock. As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions. See “Security Ownership of Certain Beneficial Owners and Management.” The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

The conversion of convertible securities and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment and reduce the voting power of your shares, impede our ability to obtain additional financing and cause us to incur additional expenses.

Our Series B convertible preferred stock is convertible into our common stock. As of December 31, 2020, there were 1.3 million shares of our Series B convertible Preferred Stock outstanding, convertible into 132,340 shares of our common stock on a 10 to 1 ratio. Certain of our financing arrangements, such as our EB-5 notes are convertible into shares of our common stock at fixed prices. Additionally, there are outstanding warrants and options to acquire our common stock issued to employees and directors. As of December 31, 2020, there were outstanding warrants and options to purchase 5.4 million shares of our common stock.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

North America

Corporate Office. Our corporate headquarters are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA. The Cupertino facility office space consists of 9,238 rentable square feet. We extended the lease in June 2020 for an additional eight years with a new termination date of May 31, 2028.

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

CO2 Land in Keyes, CA. On December 3, 2018, we acquired 5.32 acres of parcel land next to our Keyes Plant. The leased land is utilized by Messer to receive CO2 from the Keyes Plant, and produce liquid CO2 for sale into local markets.

Biogas Digesters, Central Valley, CA. Since 2019, we entered into land leases with 17 dairies in Central Valley, CA to build dairy digesters on the dairies’ land with a term of 20 years. ABGL continues to negotiate and sign participation agreements with local dairies and convert those agreements into fully executed leases.

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

India Administrative Office. On April 2, 2019, we entered into a three-year lease of approximately 1,000 square feet of office space to accommodate our principal administrative, sales and marketing facilities in Hyderabad, India.

We productively utilize the majority of the space in these facilities.

Item 3. Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in the Superior Court of California, County of Santa Clara against defendant EdenIQ, Inc. (“EdenIQ”).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity that would be primarily owned by Aemetis.  The lawsuit asserted that EdenIQ had fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology that the Company would not have done but for the Company’s belief that the merger would occur.  The relief sought included EdenIQ’s specific performance of the merger, monetary damages, as well as punitive damages, attorneys’ fees, and costs.   In response to the lawsuit, EdenIQ filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s use of EdenIQ’s name and trademark in association with publicity surrounding the merger.  Further, EdenIQ named Third Eye Capital Corporation (“TEC”) as a defendant in a second amended cross-complaint alleging that TEC had failed to disclose that its financial commitment to fund the merger included terms that were not disclosed. Finally, EdenIQ claimed that TEC and the Company concealed material information surrounding the financing of the merger.  By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs. In November 2018, the claims asserted by the Company were dismissed on summary judgment and the Company filed a motion to amend its claims, which remains pending. In December 2018, EdenIQ dismissed all of its claims prior to trial. In February 2019, the Company and EdenIQ each filed motions seeking reimbursement of attorney fees and costs associated with the litigation. On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million and the Company recorded these fees based on the court order. The Company’s ability to amend its claims and present its claims to the court or a jury could materially affect the court’s decision to award EdenIQ its fees and costs. In addition to further legal motions and a potential appeal of the Court’s summary judgment order, the Company plans to appeal the court’s award of EdenIQ’s fees and costs. The Company intends to continue to vigorously pursue its legal claims and defenses against EdenIQ.

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

Shareholders of Record

According to the records of our transfer agent, we had 215 stockholders of record as of February 22, 2021. This figure does not include “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

●
Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2020 and 2019.

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

Overview

Headquartered in Cupertino, California, Aemetis is an international renewable natural gas, renewable fuels and byproducts company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products. We operate in two reportable geographic segments: “North America” and “India.”

Founded in 2006, we own and operate a 65 million gallon per year ethanol facility in the California Central Valley in Keyes, California where we manufacture and produce low carbon renewable fuel ethanol, WDG, CDS, and DCP, all of which are sold to local dairies and feedlots as animal feed. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. The digesters are connected via a pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce Renewable Natural Gas (“RNG”). During 2020, ABGL completed construction on the first two diary digesters and the pipeline that carries bio-methane from these dairies to the Keyes Plant. The next phase of the project involves the construction of 15 additional dairies, for a total of 17 dairies. With plans to build digesters at more than 30 dairies, ABGL continues to negotiate and sign participation agreements with local dairies and convert those agreements into fully executed leases to capture dairy bio-methane from manure wastewater lagoons where the bio-methane would otherwise be released into the atmosphere. Upon receiving the bio-methane from the dairies, impurities will be removed and converted to RNG where it will be either injected into the local gas utility pipeline, supplied to a renewable compressed natural gas.

In December 2018, we purchased a 5.2-acre parcel of land next to the Keyes Plant and subsequently leased the land to the Messer Group (“Messer”) to build a gas liquification plant. We constructed a piping structure to convey the CO2 produced at the Keyes Plant to the Messer plant (the “CO2 Project”). The Aemetis portion of the CO2 Project construction was completed in January 2020, with Messer completing construction of their plant in April 2020. We commenced operations in late April 2020, and began recognizing revenue from this project in the second quarter of 2020.

We lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech and InEnTec to build the Riverbank Cellulosic Ethanol Facility capable of converting local California waste biomass – principally agricultural waste – into ultra-low carbon intensity renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 RINs and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States EPA.

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

We entered into an agreement to purchase Zebrex dehydration equipment from Mitsubishi on August 24th, 2018, to improve process efficiency and reduce greenhouse gas emissions (“GHG”) at the Keyes Plant. We began initial equipment installation in the first quarter of 2020. The agreement allowed for deferred payments of the equipment until the unit begins operations. Due to COVID-19 shelter in place restrictions, construction of the project was halted late in the first quarter of 2020. Ongoing restrictions and contractor availability further delayed work toward completion until the second quarter of 2021. The Mitsubishi Zebrex ethanol dehydration system is a key part of increasing the electrification of the Keyes Plant and decreasing natural gas usage at the facility. This project decreases the carbon intensity of fuel produced at the Keyes Plant, allowing Aemetis to realize a higher price for the ethanol sold.

In December 2020, Aemetis Inc., announced its subsidiary, Aemetis Properties Riverbank, Inc., acquired less than a 20% ownership in Nevo Motors, Inc. (“Nevo Motors”). Under this agreement, Nevo Motors will utilize certain of Aemetis’ existing and future manufacturing facilities and fueling stations, as well as renewable natural gas and renewable electricity produced by Aemetis.

In January 2021, a U.S. patent was awarded for our exclusively licensed technology for the production of below zero carbon renewable fuel. This license enabled us to launch the “Carbon Zero” production plants that are designed to convert below zero carbon feedstocks such as waste wood and agricultural waste and renewable energy such as solar, RNG, biogas into energy dense liquid renewable fuels. These renewable fuels can be utilized in hybrid electric cars or other electric engines which may create a below zero carbon greenhouse gas footprint across the entire life cycle of the fuel based on the Argonne National Laboratory’s GREET model, the leading lifecycle analysis measurement tool.

We also own and operate the Kakinada Plant with a nameplate capacity of 150 thousand metric tons per year, or about 50 million gallons per year. We believe the Kakinada Plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada Plant is capable of processing a variety of vegetable oils and animal fat waste feedstocks into biodiesel that meet international product standards. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive and other industries.

On March 18, 2020, in order to address a worldwide shortage of hand sanitizer during the worldwide COVID-19 pandemic, the U.S. Treasury Tobacco and Alcohol Tax and Trade Bureau (“TTB”) provided emergency waivers allowing fuel ethanol plants to produce high-grade alcohol for use in the production of hand sanitizer. Immediately following the emergency waiver for ethanol producers in March, Aemetis began supplying high-grade alcohol for the production of hand sanitizer. During the first week of April 2020, Aemetis applied for and was approved by the TTB as a Distilled Spirits Producer (“DSP”), which allowed the Company to produce fuel ethanol, high-grade alcohol for sanitizer and other health care and sanitary products, as well as industrial alcohol and potable alcohol for beverage spirits.

To further address this market, Aemetis began a series of capital projects at the Keyes Plant that will ultimately enable the Company to produce US Pharmacopeia (“USP”) grade alcohol for sale into these key medical, consumer, governmental and industrial alcohol markets. During June 2020, Aemetis renamed Biofuels Marketing, Inc. as Aemetis Health Products, Inc., and began a sales and marketing strategy of blending, bottling, and selling hand sanitizer into bulk, retail branded, and white label markets. Additionally, Aemetis Health Products, Inc. is developing sales and marketing channels for other personal protective equipment.

North America Revenue

Our revenue development strategy in North America has historically relied on supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margins and to add incremental income to the North America segment, including the development of the Riverbank Cellulosic Ethanol Facility, the expansion of bio-methane digesters at local dairies near the Keyes Plant, and the implementation of the Aemetis Integrated Microgrid System, the Food Emission and Energy Efficiency Delivery Initiative, the Mitsubishi dehydration system and other technologies. We are also actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product.

On March 18, 2020 the TTB provided waivers allowing ethanol plants to produce high-grade alcohol for use in hand sanitizer. During the first week of April 2020, Aemetis received its permanent permit allowing for sales of fuel ethanol, industrial alcohol and spirits for potable alcohol beyond the waiver period. Accordingly, Aemetis began supplying alcohol as a component of hand sanitizer. During June 2020, Aemetis renamed Biofuels Marketing, Inc. to Aemetis Health Products, Inc., and began a sales and marketing strategy of blending, bottling and selling hand sanitizer into retail branded and white label markets. During the second quarter of 2020, the initial demand for high-grade alcohol as a component of hand sanitizer experienced a significant spike in demand from COVID-19 pandemic due to severe supply shortages, and accordingly, Aemetis was able to produce and supply high volumes of this product. During the fourth quarter of 2020, we produced and sold hand sanitizer to governmental agencies through other customers. With an initial supply shortage mostly addressed, the sale of high-grade alcohol into this market is expected to remain strong through overall market growth and consumer behavioral changes. Market normalization will be dependent on external developments associated with the COVID-19 pandemic; however, management believes qualified producers will continue to see opportunities for ongoing consumer demand beyond the pandemic’s timeframe. As a producer of high-grade alcohol, with plans to increase product quality to USP grade, and with the necessary permits to permanently supply into this market, Aemetis expects to emerge well positioned to produce a high-quality product and develop marketing channels that close the gap between suppliers and end customers. In addition, this allows us to compete in the hand sanitizer market with a high quality product.

During 2020, we produced six products at the Keyes Plant: denatured fuel ethanol, high-grade alcohol for sanitizer, WDG, DCO, CO2, and CDS. During the first quarter of 2020, we started transitioning from selling 100% of the ethanol we produce, pursuant to the J.D. Heiskell Purchase Agreement to a model where 100% of the ethanol is sold directly to Kinergy. The ethanol stored in our finished goods tank is 100% owned by Aemetis. WDG continues to be sold to A.L.Gilbert and DCO is sold to other customer under the J.D. Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO2 to Messer in the second quarter of 2020. We began selling high-grade alcohol in March 2020 directly to various customers throughout the West Coast and we also produced and sold Aemetis hand sanitizer under the Aemetis Health Products, Inc. subsidiary in the 4th quarter of 2020. North American revenue is dependent on the price of ethanol, high-grade alcohol, WDG, and DCO.

Ethanol pricing is determined pursuant to a marketing agreement with Kinergy and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by Oil Price Information Service, as well as quarterly contracts negotiated by Kinergy with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement with A.L. Gilbert and is generally determined in reference to the local price of dried distillers’ grains and other comparable feed products. North American revenue is dependent on the price of ethanol, high-grade alcohol, WDG, and DCO. Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply and price of distillers dried grains, and demand from the local dairy and feed markets. High-grade alcohol pricing is based on the supply and demand restrictions in the current market. Our revenue is further influenced by our decision to operate the Keyes Plant at various capacity levels, conduct required maintenance, and respond to biological processes affecting output.

In the first half of 2019, our ethanol production was approved for a lower CI score and was awarded additional LCFS credits for the ethanol produced from January 1, 2019 to May 21, 2019. These credits have a market value and they can be sold in the open market. We recorded revenue of $0.3 million and $1.0 million in other sales for the years ended December 31, 2020 and 2019, in connection with selling such LCFS credits.

In the fourth quarter of 2020, we entered into an agreement to sell California Carbon Allowances (CCA) and received the cash in advance. We recorded a contract liability of $0.2 million as of December 31, 2020, as control of the credits was not transferred to the customer until January 31, 2021.

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

In 2019, under the Indian government mandate of mixing biodiesel with diesel, the Kakinada Plant won the tender to supply biodiesel to Government Oil Marketing Companies such as Hindustan Petroleum, Bharat Petroleum, and Indian Oil Corporation. Under this agreement, we supplied biodiesel beginning in May 2019. In 2020, the tenders were delayed due to COVID-19 situation, and ultimately changed in format to allow for monthly bidding on volumes at a price set by the OMC on an annual basis. The Company plans to participate in these tenders during 2021 when the price of feedstock allows for profitable operation at the OMC set bid price.

North America Segment

Revenue

Substantially all of our North America revenues during the years ended December 31, 2020 and 2019 were from sales of ethanol, high-grade alcohol, and WDG. During the twelve months ended December 31, 2020 and 2019, we produced and sold 55.9 million gallons and 64.7 million gallons of ethanol, 4.4 million gallons and none of high-grade alcohol, and 393 thousand tons and 428 thousand tons of WDG, respectively.

Cost of Goods Sold

Substantially all of our feedstock is procured by J.D. Heiskell pursuant to the Heiskell Supply Agreement. Title to the corn passes to us when the corn is deposited into our weigh bin and entered into the production process. Our cost of feedstock is established by J.D. Heiskell based on the Chicago Board of Trade pricing and includes rail, truck or ship transportation, local basis costs and a handling fee paid to J.D. Heiskell. The credit term of the corn purchased from J.D. Heiskell is one day. Cost of goods sold also includes chemicals, plant overhead and out-bound transportation. Plant overhead includes direct and indirect costs associated with the operation of the Keyes Plant, including the cost of electricity and natural gas, maintenance, insurance, direct labor, depreciation and freight. Transportation includes the costs of in-bound delivery of corn by rail, inbound delivery of grain by ship, rail, and truck, and out-bound shipments of ethanol and WDG by truck.

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

We entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol and we entered into an agreement with A.L. Gilbert in 2011 to market and sell our WDG. The agreements will expire on August 31, 2021 and December 31, 2021, respectively and automatically renew for additional one-year terms. Pursuant to these agreements, our marketing costs for ethanol and WDG are less than 2% of sales.

Research and Development Expenses (R&D)

In 2020, substantially all of our R&D expenses were related to research and development activities in Minnesota.

India Segment

Revenue

Substantially all of our India segment revenues during the years ended December 31, 2020 and 2019 were from sales of biodiesel and refined glycerin. During the twelve months ended December 31, 2020, we sold 16 thousand metric tons of biodiesel and 1.4 thousand metric tons of refined glycerin. During the twelve months ended December 31, 2019, we sold 47 thousand metric tons of biodiesel and 5.2 thousand metric tons of refined glycerin.

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

Key Performance Indicators (KPI):

Aemetis measures performance primarily on the utilization of its plants and the production of products. For traditional ethanol, the products are ethanol and WDG, measured in millions of gallons sold and tons sold, respectively. For biodiesel production, the products are biodiesel and refined glycerin, both measured in metric tons sold. Since our Keyes Plant uses a single feedstock, the delivered quantity and cost of corn is also used as a key performance indicator for this facility, as it indicates high-level profitability of the plant. Utilization is measured as the production of transportation fuel produced as a percentage of the nameplate capacity, the engineering specification of the plant. Management utilizes these metrics to assess cash generated by each facility on a daily or weekly basis and to make decisions on the appropriate level of operation to balance market demand with plant capabilities and efficiency and allow the investor to understand the major components that comprise revenues within each segment.

The following table summarized our KPIs:

Production and Price Performance

(Unaudited)

	Years ended
	December 31,
	2020	2019
Ethanol and High-Grade Alcohol
Gallons Sold (in millions)	60.3	64.7
Average Sales Price/Gallon	$1.84	$1.77
Percent of nameplate capacity	112%	118%
WDG
Tons Sold (in thousands)	393	428
Average Sales Price/Ton	$81	$81
Delivered Cost of Corn
Bushels ground (in millions)	21.1	22.7
Average delivered cost / bushel	$5.05	$5.28
Biodiesel
Metric tons sold (in thousands)	16.0	47.0
Average Sales Price/Metric ton	$863	$904
Percent of Nameplate Capacity	9%	31%
Refined Glycerin
Metric tons sold (in thousands)	1.4	5.2
Average Sales Price/Metric ton	$814	$543

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Fiscal Year Ended December 31 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$149,762	$154,148	$(4,386)	-3%
India	15,795	47,850	(32,055)	-67%

Total	$165,557	$201,998	$(36,441)	-18%

North America. The 3% decrease in revenue was due to a decrease in sales of ethanol and WDG. Gallons of ethanol sold decreased to 55.9 million gallons during the year ended December 31, 2020 compared to 64.7 million gallons during the year ended December 31, 2019. The average price of ethanol decreased by 11% to $1.57 per gallon during the year ended December 31, 2020 compared to $1.77 per gallon during the year month ended December 31, 2019, primarily due to change in demand from COVID-19 shelter-in-place orders that reduced demand of gasoline. This reduction in demand for ethanol was partially offset by our entrance into the high-grade alcohol market in 2020 due to COVID-19 sanitizer alcohol demand. In addition, the sales volume of WDG decreased by 8% to 393 thousand tons during the year ended December 31, 2020 compared to 428 thousand tons during the year ended December 31, 2019 while the average sales price increased by 1% to $81.49 per ton. For the year ended December 31, 2020, we generated 59% of our revenues from sales of ethanol, 21% from sales of WDG, 15% from sales of high-grade alcohol, and 5% from sales of corn oil, CDS, and CO2 compared to 74% of our revenues from sales of ethanol, 23% from sales of WDG, and 3% from sales of corn oil and CDS for the year ended December 31, 2019. During the year ended December 31, 2020, plant production averaged 112% of the 55 million gallon per year nameplate capacity compared to 118% during the year ended December 31, 2019.

India. For the year ended December 31, 2020, we generated 87% of our sales from biodiesel, and 8% of our sales from refined glycerin, and 5% from other sales compared to 89% of our sales from biodiesel, 6% of our sales from refined glycerin, and 5% from other sales for the year ended December 31, 2019. The decrease in revenues was due to delays in the government tender contracts bidding and general slowness of sales due to COVID-19 in 2020, resulting in a decrease in biodiesel volumes by 66% to 15,987 metric tons during the year ended December 31, 2020 compared to 46,971 metric tons during the year ended December 31, 2019. The average price of biodiesel decreased to $863 per metric ton during the year ended December 31, 2020 compared to $904 per metric during the year ended December 31, 2019. In addition, the refined glycerin volumes decreased by 72% to 1,440 metric tons during the year ended December 31, 2020 compared to 5,173 metric tons during the year ended December 31, 2019 while the average price increased by 50% to $814 per metric ton during the year ended December 31, 2020 compared to $543 per metric ton in the same period in 2019.

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$140,339	$150,197	$(9,858)	-7%
India	14,193	39,103	(24,910)	-64%

Total	$154,532	$189,300	$(34,768)	-18%

North America. We ground 21.1 million bushels of corn at an average price of $5.05 per bushel during the year ended December 31, 2020 compared to 22.7 million bushels of corn at an average price of $5.28 per bushel during the year ended December 31, 2019. The decrease in volume was due to reducing production levels to allow the plant to effectively produce high grade alcohol while recognizing the lower price in the market for traditional ethanol as a result of lower consumer consumption of gasoline during the shelter-in-place orders.

India. The decrease in cost of goods sold reflects the 67% decrease in sales for 2020. The volume of crude palm stearin used for biodiesel during the year ended December 31, 2020 decreased by 64% to 15.1 thousand metric tons while the cost of crude palm stearin for biodiesel decreased by an average of 8% to $630 per metric ton compared to the year ended December 31, 2019. The average price of crude glycerin increased by 3% to $515 per metric ton while the volume decreased by 66% to 1.6 thousand metric tons compared to the year ended December 31, 2019.

Gross Profit

Fiscal Year Ended December 31 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$9,423	$3,951	$5,472	138%
India	1,602	8,747	(7,145)	-82%

Total	$11,025	$12,698	$(1,673)	-13%

North America. Gross profit increased by 138% in the year ended December 31, 2020 primarily due to entering the high-grade alcohol market as high grade alcohol sells at a higher average price than ethanol coupled with the decreased price of corn. This was partially offset by lower volumes of sold of ethanol and WDG in the year ended December 31, 2020.

India. The decrease in gross profit was attributable to decrease in the sales volume of biodiesel of 66% to 15,987 metric tons and refined glycerin metric tons of 72% to 1,440 metric tons.

Operating Expenses

Research & Development (R&D)

Fiscal Year Ended December 31 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$213	$205	$8	4%
India	-	-	-	0%

Total	$213	$205	$8	4%

There was no significant change in R&D expense in the year ended December 31, 2020 compared to the year ended December 31, 2019.

Selling, General & Administrative (SG&A)

Fiscal Year Ended December 31 (in thousands)

	2020	2019	Inc/(dec)	% change

North America	$15,150	$13,279	$1,871	14%
India	1,732	4,145	(2,413)	-58%

Total	$16,882	$17,424	$(542)	-3%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. SG&A expenses as a percentage of revenue in the year ended December 31, 2020 increased to 10% as compared to 9% in the year ended December 31, 2019. The increase in overall SG&A expenses in the year ended December 31, 2020 was primarily attributable to increases in salaries and wages of $412 thousand, unpaid propery taxes penalties of $573 thousand; and bad debt expense of $1.3 million. This was partially offset by a decrease in professional fees of $863 thousand compared to the year ended December 31, 2019.

India. SG&A expenses as a percentage of revenue in the year ended December 31, 2020 increased to 11% compared to 9% for the years ended December 31, 2019. The overall decrease was due to decreases in operating support charges of $2.1 million, office maintenance of $244 thousand, rent and utilities of $272 thousand, and miscellaneous expenses of $97 thousand partially offset by an increase in professional fees of $236 thousand and exempt labor of $71 thousand.

Other (Income)/Expense

Fiscal Year Ended December 31 (in thousands)

	2020	2019	Inc/dec	% change
North America
Interest rate expense	$22,905	$20,738	$2,167	10%
Debt related fees and amortization expense	3,401	4,666	(1,265)	-27%
Accretion of Series A preferred units	4,673	2,257	2,416	107%
Loss contingency on litigation	-	6,200	(6,200)	-100%
Other expense	577	25	552	2208%

India
Interest rate expense	38	351	(313)	-89%
Other income	(29)	(822)	793	-96%

Total	$31,565	$33,415	$(1,850)	-6%

Other (income) expense consists primarily of interest and amortization expense attributable to our debt facilities and those of our subsidiaries and accretion of our Series A preferred units. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense.

North America. Interest rate expense was higher during the year ended December 31, 2020 due to an increase in principal and interest on our senior notes and subordinated notes. The decrease in amortization expense in the year ended December 31, 2020 was due to amortization of fees added during prior periods and reduction in extension fees added compared to the same period in 2019. Increase in accretion on Series A Preferred Units was due to issuance of additional units, partially offset by capitalized interest. Guarantee fees of $0.6 million were added during the year ended December 31, 2020.

India. Interest rate expense decreased due to accruing on only one working capital line while the other line was treated as feedstock provider for working capital without interest accrual during the year ended December 31, 2020. The decrease in other income of $0.8 million was caused primarily by release of long-standing accounts payable and interest on these payables as matters closed legally during the year ended December 31, 2019.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.6 million at December 31, 2020, of which $0.6 million was held in our North American entities and $39 thousand was held in our Indian subsidiary. Our current ratio was 0.08 and 0.22, respectively, at December 31, 2020 and 2019. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	December 31, 2020	December 31, 2019
Cash and cash equivalents	$592	$ 656
Current assets (including cash, cash equivalents, and deposits)	8,683	12,576
Current and long term liabilities (excluding all debt)	80,264	51,843
Current & long term debt	229,619	202,425

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. In the third quarter of 2020, $0.5 million from one investor was released to the Company from the EB-5 escrow account, which completed the funding of Phase I under this program.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.8 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $500,000 per investor to $900,000 per investor. As of December 31, 2020, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to the Company. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

We operate in a volatile market in which we have limited control over the major components of input costs and product revenues, and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol prices, and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

The operations in India and the Biogas project are isolated and stand on their own with regards to cash flow and ongoing funding, principally due to the separate financing facility for Aemetis Biogas LLC and positive cash flow from our India operations. Substantial doubt about the remaining operations is mitigated by a Reserve Credit Facility in the amount of $70 million from our senior lender to fund non-subordinated liabilities as they come due and other needed cash flows for a period greater than twelve months from the financial statement issuance date. Further, waivers were obtained from our senior lender for certain covenants for a period that is greater than twelve months which prevents the long-term debt from becoming current and assists us in remaining compliant with our debt covenants.

Management believes between a combination of having the available funding under the Reserve Credit Facility described in Note 16, as well as our amendments with our senior lender to keep the long-term debt from becoming due in the next twelve months, we will have the funding necessary to alleviate the going concern. Additionally, management believes the following items will provide added liquidity.

For the Keyes plant, we plan to operate the plant and continue to improve financial performance by adopting new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements, execute upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon demands and overall margin improvement. We will continue to expand in markets for high-grade alcohol by extending the value chain to allow for higher margin sales to consumers.

For the biogas project, we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the higher carbon credits available in California. Funding for continued construction is based upon extending the existing Preferred Unit Purchase Agreement, obtaining government guaranteed loans and executing on existing and new state grant programs.

For the Riverbank project, we plan to raise the funds necessary to construct and operate the Carbon Zero 1 plant and the Riverbank Cellulosic Ethanol Facility using loan guarantees and public financings based upon the licensed technology that generate federal and state carbon credits available for ultra-low carbon fuels utilizing lower cost, non-food advanced feedstocks to significantly increase margins.

For the India plant, we plan to secure higher volumes of shipments of fuels at the India plant by developing the sales channels and expanding the existing domestic markets.

In addition to the above we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling equity through the ATM and otherwise, selling the current EB-5 Phase II offering, or by vendor financing arrangements.

At December 31, 2020, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $160.7 million including the GAFI debt. The current maturity date for all of the Third Eye Capital financing arrangements, except the GAFI financing arrangements, is April 1, 2021; provided, however, that pursuant to Amendment No. 19, we exercised the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2022 and payment of a 1% extension fee, half of which can be paid in cash or common stock and the other half can be added to senior debt. The current maturity date for all of the Third Eye Capital GAFI financing arrangements is July 10, 2021. GAFI intends to repay its Third Eye Capital Notes obligations through a combination of the proceeds from the sale of the underlying property and by debt and equity offerings by an Aemetis subsidiary. We intend to repay the rest of the Third Eye Capital Notes through operational cash flow, proceeds from the issuance of the EB-5 Notes and/or a senior debt refinancing and/or an equity financing.

As of the date of this report, the Company has $70.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes due on April 1, 2022.

Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities as described in further detail in Note 4. Debt of the Notes to Consolidated Financial Statements of this Form 10-K.

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

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the year ended December 31, 2020:

Increases to debt:
Accrued interest	$22,935
Maturity date extension fee added to senior debt and waiver fees	2,097
Feb 2019 Promissory note advances including fees	1,790
Sub debt extension fees	680
India working capital draws and changes due to foreign currency	9,177
Mitsubishi financing for Zebrex equipment term loan	5,652
PPP loan received	1,134
EB-5 Investment received	500
Change in debt issuance costs, net of amortization	367
	Total increases to debt	$44,332

Decreases to debt:
Principal, fees, and interest payments to senior lender	$(3,826)
Interest payments to sub debtors	(250)
Interest payments to EB-5 investors	(410)
Principal, fees and interest payments on working capital loans in India	(11,950)
GAFI interest and principal payments	(702)
		$(17,138)

		$27,194

Working capital changes resulted in (i) a $0.2 million decrease in accounts receivable due to increases in alcohol sales in North America which caused the receivable balance to increase by $0.4 million, offset by a decrease of $0.6 million in India operations, $2.5 million decrease in inventories due to increases of $0.5 million in North America finished goods due to an amendment to the J.D. Heiskell Purchasing Agreement, and a $0.7 million increase in North America raw materials inventory offset by decreases of $0.2 million in North America work in process inventory and a $3.5 million decrease in India operational inventory, and (iii) a $1.0 million decrease in other current assets consisting of a $0.2 million increase in North America entities and a $1.2 million decrease from India operations.

Net cash provided by operating activities during the year ended December 31, 2020 was $2.5 million, consisting of non-cash charges of $14.3 million, net changes in operating assets and liabilities of $24.9 million and net loss of $36.7 million. The non-cash charges consisted of: (i) $3.4 million in debt related fees and other amortization, (ii) $4.9 million in depreciation expenses, (iii) $1.0 million in stock-based compensation expense, (iv) a decrease of $1.0 million of deferred tax benefit, (v) $4.7 million in preferred unit accretion, and (vi) $1.3 million in provision for bad debts. Net changes in operating assets and liabilities consisted primarily of an increase in accounts receivable of $1.1 million offset by: (i) a decrease in other assets of $0.3million, (ii) a $2.4 million decrease in inventories, (iii) a $1.4 million increase in accounts payable, (iv) a $44 thousand decrease in prepaid expenses, (v) a $0.1 million increase in other liabilities and (vi) a $21.7 million increase in accrued interest.

Cash used by investing activities consisted of capital expenditures of $17.9 million from U.S. operations and capital expenditures of $1.4 million from our India operations, partially offset by an increase in cash from grant proceeds received for capital expenditures of $2.0 Million.

Cash provided by financing activities was $14.8 million, consisting primarily of $13.8 million received from the Series A Preferred Unit issuance, $5.1 million from the issuance of common stock in an equity offering, $1.7 million received from Third Eye Capital promissory note, $1.1 million received from PPP Loans, $0.5 million from EB-5 Phase I investors, $0.3 million for issuance of stock to option holders, and $0.3 from grant proceeds received for capital expenditures, and $9.2 million from working capital partners in India for their operations, partially offset by payments of $11.8 million in principal to working capital partners in India for their operations, $3.1 million on Third Eye Capital promissory note, $0.4 million on Third Eye Capital renewal and waiver fees, $0.5 million on GAFI Third Eye Capital notes, and $1.5 million payments on finance lease assets.

In October 2020, we commenced an at-the-market offering program, which allows us to sell and issue shares of our common stock from time-to-time. During the year ended December 31, 2020, we issued 1,506,518 shares of common stock under the at-the-market offering program for net proceeds of $5.1 million net of commissions and offering related expenses. As of December 31, 2020, we had capacity to issue up to $10.6 million of common stock under the at-the-market offering program.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2020.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on the recognition of revenue. The guidance stated that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. In March and April 2016, the FASB issued further revenue recognition guidance amending principal versus agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted this guidance on January 1, 2019 using the modified retrospective approach. There was no cumulative impact to retained earnings. We assessed all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition.

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

North America:  In North America, until May 13, 2020, we sold all our ethanol to J.D. Heiskell & Co. (“J.D. Heiskell”) under the Working Capital and Purchasing Agreement (the “J.D. Heiskell Purchasing Agreement”). On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), under the terms of which we will buy all corn from J.D. Heiskell and sell all WDG and corn oil we produce to J.D. Heiskell. Following May 13, 2020, we sold the majority of our fuel ethanol production to one customer, Kinergy Marketing, LLC (“Kinergy”), with whom we have an Ethanol Marketing Agreement to market ethanol. Kinergy agreed to purchase ethanol from us after we terminated the contract with J.D. Heiskell. The performance obligation is satisfied by delivery of the physical product to one of Kinergy’s contracted trucking companies. Upon delivery, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. There is no transaction price allocation needed.

During the first quarter of 2020, Aemetis began selling high-grade alcohol for consumer applications directly to customers on the West Coast and Midwest using a variety of payment terms. These agreements and terms were evaluated according to ASC 606 guidance and such revenue is recognized upon satisfaction of the performance obligation by delivery of the product based on the terms of the agreement. Sales of high-grade alcohol represented 15% revenue for the year ended December 31, 2020.

The below table shows our sales in North America by product category:

	For the years ended December 31,
	2020	2019
Ethanol and high-grade alcohol sales	$111,679	$114,593
Wet distiller's grains sales	32,048	34,510
Other sales	6,035	5,045
	$149,762	$154,148

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

The below table shows our sales in India by product category:

	For the years ended December 31,
	2020	2019
Biodiesel sales	$13,796	$42,464
Refined glycerin sales	1,172	2,809
PFAD sales	774	2,557
Other sales	53	20
	$15,795	$47,850

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

Our subsidiaries, Aemetis Advanced Fuels Keyes, which operates our ethanol production machinery and equipment, and Aemetis Biogas, which operates our biodigesters and pipeline, form the Keyes Plant asset group. UBPL, which operates our Kakinada Plant, form the India Plant asset group. Goodland Advanced Fuels, which consists of a partially completed dry-mill forms our GAFI asset group. These asset groups represent our significant long-lived assets. Both plants were operated efficiently and no asset groups showed indicators of impairment, therefore no impairment test was needed for our Company’s long-lived assets.

Testing for Debt Modification or Extinguishment Accounting

During 2020 and 2019, we evaluated amendments to our debt under ASC 470-60 for Troubled Debt Restructuring and under ASC 470-50 guidance for modification and extinguishment accounting. The evaluation for troubled debt restructuring includes assessing whether the creditor granted a concession. To determine this, we calculate the post-restructuring effective interest rate by projecting cash flows on the new terms and calculating a discount rate equal to the carrying amount of pre-restructuring debt, and compare this calculation to the terms of prior amendments. If the post restructuring effective interest rate is less than the prior terms effective interest rate, we assess this as having been granted a concession. We then apply troubled debt restructuring accounting to any debt in which the creditor granted a concession. If we assess as not a troubled debt restructuring we then evaluate for modification and extinguishment. This includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where our future cash flows change more than 10 percent, we record our debt at fair value based on factors available to us for similar borrowings and use the extinguishment accounting method to account for the debt extinguishment.

Recently Issued Accounting Pronouncements

Refer to Note 1 of the Financial Statements for a description of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Financial Statements are listed in the Index to Consolidated Financial Statements on page 48 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2020.

Evaluation of Disclosure Controls and Procedures.

Management, (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that, although remediation plans were initiated to address the material weakness over financial reporting as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission - 2013. Based on the results of management’s assessment and evaluation, our CEO and CFO concluded that our internal control over financial reporting was not effective due to not maintaining sufficient personnel with appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles commensurate with the volume and complexity of our financial accounting and reporting requirements.

Changes in Internal Control over Financial Reporting.

Discussed below are changes made to our internal control over financial reporting during the quarter ended December 31, 2020, in response to an identified material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified in our failure to design and maintain effective controls over our supervision and review of the completeness and accuracy of complex transactions.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. As part of our ongoing efforts to remediate the weaknesses in our internal controls identified, we are evaluating our staff and outsourced resources, and hiring personnel or engaging third-parties with appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles commensurate with the volume and complexity of our financial accounting and reporting requirements to address the material weakness. There are, however, inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected. While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

As part of our ongoing efforts to remediate the weaknesses in our internal controls identified, we are evaluating our staff and outsourced resources, and hiring personnel or engaging third-parties with appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles commensurate with the volume and complexity of our financial accounting and reporting requirements to address the material weakness. There are, however, inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected.

Item 9B. Other Information

Reserve Liquidity Facility

On March 14, 2021, Third Eye agreed to increase the amount available under a one-year reserve liquidity facility governed by a promissory note to $70.0 million and extend the maturity date to April 1, 2022. Borrowings under the facility are available from March 14, 2021 until maturity on April 1, 2022. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2022. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2022. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance.

The foregoing descriptions of the promissory note do not purport to be complete and are qualified in their entirety by reference to the full text of the promissory note, which is filed as Exhibit 10.79 hereto and incorporated by reference herein.

Third Eye Capital Limited Waiver and Amendment No. 19

On March 14, 2021, Third Eye Capital agreed to Limited Waiver and Amendment No. 19 to the Note Purchase Agreement (“Amendment No. 19”), to (i) provide for a waiver of the ratio of note indebtedness covenant for the quarter ended December 31, 2021, (ii) provide for a waiver of the consolidated unfunded capital expenditures covenant for the quarters through March 31, 2021. We gave the notice to extend the maturity date of the Notes to April 1, 2022 and the extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided half of that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension and rest of the balance may be payable in cash or common stock within 60 days of the date of such relevant extension. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million in cash (the “Amendment No. 19 Fee”).

The foregoing descriptions of the promissory note do not purport to be complete and are qualified in their entirety by reference to the full text of the promissory note, which is filed as Exhibit 10.80 hereto and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Governance

The information required by this Item 10 is included in our Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included in our Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included in our Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits:

INDEX TO EXHIBITS
		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
1.1	At Market Issuance Sales Agreement dated March 23, 2016 with FBR Capital Markets & Co. and MLV & Co. LLC and Aemetis Inc.	10-K	000-51354	1.1	Mar 28, 2016
3.1.1	Articles of Incorporation	10-Q	000-51354	3.1	Nov. 14, 2008
3.1.2	Certificate of Amendment to Articles of Incorporation	10-Q	000-51354	3.1.1	Nov. 14, 2008
3.1.3	Certificate of Designation of Series B Preferred Stock	8-K	000-51354	3.2	Dec. 13, 2007
3.1.4	Certificate of Amendment to Articles of Incorporation	8-K	000-51354	3.3	Dec. 13, 2007
3.1.5	Certificate of Amendment to Articles of Incorporation	Pre14C	111136140		Oct. 11, 2011
3.1.6	Certificate of Change in Articles of Incorporation are a result of 1 for 10 reverse split to Authorized Shares and Common Shares Outstanding on May 5, 2014	10-Q	000-51354	3.1	May 31, 2014
3.1.7	Amended and Restated Articles of Incorporation	10-K	000-51354	3.1.7	March 16, 2018
3.2.1	Bylaws	8-K	000-51354	3.4	Dec. 13, 2007
4.1	Specimen Common Stock Certificate	8-K	000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K	000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K	000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K	000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14A	000-51354		Apr. 3, 2015
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14A	000-51354		Apr. 15, 2008
10.3	Eric McAfee Executive Employment Agreement dated September 1, 2011	8-K	000-51354	10.2	Sep. 8, 2011
10.4	Andrew Foster Executive Employment Agreement, dated May 22, 2007	8-K	000-51354	10.7	Dec. 13, 2007
10.5	Todd Waltz Executive Employment Agreement, dated March 15, 2010	8-K	000-51354		May 20, 2009
10.6	Sanjeev Gupta Executive Employment Agreement, dated September 1, 2007	10-K	000-51354	10.11	May 20, 2009
10.7	Agreement of Loan for Overall Limit dated June 26, 2008 between Universal Biofuels Private Limited and State Bank of India	10-Q	000-51354	10.12	Aug. 14, 2008
10.8	Ethanol Marketing Agreement, dated October 29, 2010 between AE Advanced Fuels Keyes, Inc. and Kinergy Marketing, LLC	10-Q	000-51354	10.6	Dec. 1, 2010
10.9	Zymetis, Inc. 2006 Stock Incentive Plan	10-K	000-51354	10.31	Oct. 31, 2012
10.10	Zymetis Inc. Incentive Stock Option Agreement	10-K	000-51354	10.32	Oct. 31, 2012
10.11	Zymetis Inc. Non-Incentive Stock Option Agreement	10-K	000-51354	10.33	Oct. 31, 2012
10.12	First Amendment to Ethanol Marketing Agreement dated September 6, 2011, between AE Advanced Fuels Keyes, Inc. and Kinergy Energy Marketing	8-K	000-51354	10.1	Sept. 8, 2011
10.13	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jan. 1, 2012

10.14	Form of 5% Subordinated Note	8-K	000-51354	10.2	Jan. 1, 2012
10.15	Form of Common Stock Warrant	8-K	000-51354	10.3	Jan. 1, 2012
10.16	Amendment No. 6 to Note Purchase Agreement dated April 13, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.17	Limited Waiver to Note Purchase Agreement dated March 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation, an Ontario corporation, as agent	8-K	000-51354	10.1	Apr. 19, 2012
10.18	Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2012 among Aemetis, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.19	Amendment No. 7 to Note Purchase Agreement dated May 15, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	May 22, 2012
10.20	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jun. 6, 2012
10.21	Form of 5% Subordinated Note	8-K	000-51354	10.1	Jun. 6, 2012
10.22	Form of Common Stock Warrant	8-K	000-51354	10.1	Jun. 6, 2012
10.23	Note and Warrant Purchase Agreement dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	Jun. 28, 2012
10.24	5% Subordinated Promissory Note dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	Jun. 28, 2012
10.25	Form of Warrant to Purchase Common Stock	8-K	000-51354	10.3	Jun. 28, 2012
10.26	Note Purchase Agreement dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	July 3, 2012
10.27	15% Subordinated Promissory Note dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	July 3, 2012
10.28	Agreement and Plan of Merger, dated July 6, 2012, among Aemetis, Inc., AE Advanced Fuels, Inc., Keyes Facility Acquisition Corp., and Cilion, Inc.	8-K	000-51354	2.1	July 10, 2012
10.29	Stockholders’ Agreement dated July 6, 2012, among Aemetis, Inc., and Western Milling Investors, LLC, as Security holders’ Representative.	8-K	000-51354	10.1	July 10, 2012
10.30	Amended and Restated Note Purchase Agreement, dated July 6, 2012 among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.31	Amended and Restated Guaranty, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.32	Amended and Restated Security Agreement, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012

10.33	Investors’ Rights Agreement dated July 6, 2012, by and among Aemetis, Inc., and the investors listed on Schedule A thereto.	8-K	000-51354	10.5	July 10, 2012
10.34	Technology License Agreement dated August 9, 2012 between Chevron Lummus Global LLC and Aemetis Advanced Fuels, Inc.	8-K	000-51354	10.1	Aug. 22, 2012
10.35	Corn Procurement and Working Capital Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.64	Oct. 31, 2012
10.36	Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.65	Oct. 31, 2012
10.37	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	000-51354	10.66	Oct. 31, 2012
10.38	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	10-K	000-51354	10.67	Oct. 31, 2012
10.39	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Oct. 23, 2012
10.40	Amendment No. 1 to Revolving Line of Credit Agreement dated October 16, 2012 by and among Aemetis International, Inc., a Nevada corporation, and Laird Q. Cagan	8-K	000-51354	10.2	Oct. 23, 2012
10.41	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012 and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	000-51354	10.3	Oct. 23, 2012
10.42	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	000-51354	10.4	Oct. 23, 2012
10.43	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated September 29, 2012	10-K	000-51354	10.72	Apr. 4, 2013
10.44	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K	000-51354	10.1	Jan. 7, 2013

10.45	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K/A	000-51354	10.1	Feb. 27, 2013
10.46	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Mar. 11, 2013
10.47	Amendment No. 1 to Agreement for Repayment of Note by Share Issuance dated as of April 10, 2013 by and among Aemetis, Inc., Aemetis International, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	10-K	000-51354	10.77	Apr. 4, 2013
10.48	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated January 2, 2013.	10-K	000-51354	10.76	Apr. 4, 2013
10.49	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Apr. 16, 2013
10.505	Amendment No. 4 to Amended and Restated Note Purchase Agreement dated as of April 19, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, and Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K/A	000-51354	10.2	May 14, 2013
10.5	Special Bridge Advance dated as of March 29, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K	000-51354	10.2	Apr. 16, 2013
10.51	Agreement For Satisfaction of Note by Share and Note Issuance dated as of April 18, 2013 between Aemetis, Inc., Aemetis International, Inc. and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit dated August 17, 2009 as amended.	8-K	000-51354	10.1	Apr. 24, 2013

10.52	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	000-51354	10.1	May 23, 2013
10.53	Amended and Restated Aemetis Keyes Corn Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	000-51354	10.2	May 23, 2013
10.54	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013 by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	July 31, 2013
10.55	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Nov. 1, 2013
10.62	Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	Mar. 31, 2014
10.64	Limited Waiver and Amendment No. 8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q/A	000-51354	10.1	Nov. 13, 2014
10.65	Limited Waiver and Amendment No. 9 to Amended and Restated Note Purchase Agreement, dated as of March 12, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10K	000-51354	10.1	Mar. 12,2015
10.66	Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	May 7, 2015

10.67	Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 7, 2015).	10-Q	000-51354	10.1	Nov. 5, 2015
10.68	Limited Waiver and Amendment No. 12 to Amended and Restated Note Purchase Agreement, dated as of March 21, 2016 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.68	Mar. 28, 2016
10.69	Binding letter of intent for the purchase of certain property, plant and equipment in Goodland, Kansas by Aemetis Advanced Fuels Goodland, Inc., or such other subsidiary of Aemetis Inc., dated March 22, 2016 from Third Eye Capital Corporation, in its capacity as attorney-in-fact for New Goodland Energy Center, LLC.	10-K	000-51354	10.69	Mar. 28, 2016
10.70	Limited Waiver and Amendment No. 13 to Amended and Restated Note Purchase Agreement, dated as of March 1, 2017by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.70	Mar. 16, 2017
10.71	Limited Waiver and Amendment No. 14 to Amended and Restated Note Purchase Agreement, dated as of March 27, 2018 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.71	Mar. 27, 2018
10.72	Promissory Note, dated as of March 27, 2018 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.72	Mar. 27, 2018
10.73	Promissory Note, dated as of March 11, 2019 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.73	Mar. 14, 2019
10.74	Limited Waiver and Amendment No. 15 to Amended and Restated Note Purchase Agreement, dated as of March 11, 2019 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.74	Mar. 14, 2019
10.75	Promissory Note, dated as of March 6, 2020 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.75	Mar. 6, 2020

10.76	Limited Waiver and Amendment No. 16 to Amended and Restated Note Purchase Agreement, dated as of March 11, 2019 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.		000-51354			10.76
10.77	Limited Waiver and Amendment No. 17 to Amended and Restated Note Purchase Agreement, dated as of August 11, 2020 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	August 13, 2020	10.77
10.78	Limited Waiver and Amendment No. 18 to Amended and Restated Note Purchase Agreement, dated as of November 5, 2020 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-Q	000-51354	99.1	November 12, 2020	10.78
10.79	Promissory Note, dated as of March 14, 2021 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.79	March 14, 2021	X
10.80	Limited Waiver and Amendment No. 19 to Amended and Restated Note Purchase Agreement, dated as of March 14, 2021 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund and Ninepoint.	10-K	000-51354	10.80	March 14, 2021	X
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney (see signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
*Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AEMETIS, INC.

+
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liquidity & Management’s Plan

As disclosed in note 17 of the consolidated financial statements, the Company has been reliant on their senior secured lender for liquidity and has been required to remit substantially all excess cash from operations to the senior secured lender. Management believes, based on the Company’s business plan, that cash flows from operations and established financing arrangements, including financing available under the reserve liquidity facility provided by the Company’s senior secured lender, and potential additional issuances of common stock are sufficient to fund future cash flow requirements and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

We determined the adequacy of the available commitment on the reserve liquidity facility to be a critical audit matter because management’s plan includes certain significant assumptions related to the Company’s cash flow needs. Auditing management’s assumptions related to the Company’s cash flow needs involved a high degree of auditor judgment and increased audit efforts.

Our audit procedures related to the Company’s liquidity evaluation and the adequacy of the commitment on the reserve liquidity facility included the following, among others:

●
We evaluated the reasonableness of forecasted cash needs by comparing to historical operating results as well as forecasted market data for both ethanol and corn.

●
We evaluated the reasonableness of management’s estimated reduction in current liabilities from the Company’s cash needs for a period of greater than a year from the financial statement issuance date by evaluating subordination agreements that are in place and the ability for the Company to defer interest payments on various debt agreements.

●
We evaluated management’s forecasts in the context of other audit evidence obtained, including, but not limited to, board of director minutes, investor presentation and start-up performance of new revenue sources to determine whether the other audit evidence supported or contradicted the forecast.

●
We tested the subsequent event activity related to issuances of common stock that provided additional cash available to fund working capital.

●
We tested the Company's ability to maintain compliance with covenants under the existing loan agreements and the ability of the Company's senior lender to provide the additional funding under the amended reserve liquidity facility.

/s/ RSM US LLP

We have served as the Company's auditor since 2012.

Des Moines, Iowa
March 14, 2021

AEMETIS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF December 31, 2020 AND 2019
(In thousands except for par value)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents ($235 and $102 respectively from VIE)	$592	$656
Accounts receivable, net of allowance for doubtful accounts of $1,260 and $0 as of December 31, 2020 and 2019	1,821	2,036
Inventories	3,969	6,518
Prepaid expenses ($192 and $127 respectively from VIE)	750	794
Other current assets ($741 and $1 respectively from VIE)	1,551	2,572
Total current assets	8,683	12,576

Property, plant and equipment, net ($22,628 and $4,546 respectively from VIE)	109,880	84,226
Operating lease right-of-use assets ($28 and $0 respectively from VIE)	2,889	557
Other assets ($24 and $0 respectively from VIE)	3,687	2,537
Total assets	$125,139	$99,896

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($6,271 and $695 respectively from VIE)	$20,739	$15,968
Current portion of long term debt	44,974	5,792
Short term borrowings	14,541	16,948
Mandatorily redeemable Series B convertible preferred stock	3,252	3,149
Accrued property taxes	5,674	4,095
Accrued contingent litigation fees	6,200	6,200
Current portion of operating lease liability ($10 and $0 respectively from VIE)	316	377
Other current liabilities ($2,144 and $173 respectively from VIE)	6,539	5,290
Total current liabilities	102,235	57,819
Long term liabilities:
Senior secured notes and revolving notes	125,624	107,205
EB-5 notes	32,500	36,500
GAFI secured and revolving notes	-	29,856
Other long term debt	11,980	6,124
Series A preferred units ($32,022 and $14,077 respectively from VIE)	32,022	14,077
Operating lease liability ($11 and $0 respectively from VIE)	2,578	200
Other long term liabilities ($74 and $0 respectively from VIE)	2,944	2,487
Total long term liabilities	207,648	196,449

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 22,830 and 20,570 shares issued and outstanding each period, respectively	23	21
Additional paid-in capital	93,426	86,852
Accumulated deficit	(274,080)	(237,421)
Accumulated other comprehensive loss	(4,114)	(3,825)
Total stockholders' deficit	(184,744)	(154,372)
Total liabilities and stockholders' deficit	$125,139	$99,896

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED December 31, 2020 AND 2019
(In thousands, except for earnings per share)

	For the years ended December 31,
	2020	2019
Revenues	$165,557	$201,998
Cost of goods sold	154,532	189,300
Gross profit	11,025	12,698

Research and development expenses	213	205
Selling, general and administrative expenses	16,882	17,424
Operating loss	(6,070)	(4,931)

Other (income) expense:
Interest expense
Interest rate expense	22,943	21,089
Debt related fees and amortization expense	3,401	4,666
Accretion of Series A preferred units	4,673	2,257
Loss contingency on litigation	-	6,200
Other expense (income)	548	(797)
Loss before income taxes	(37,635)	(38,346)
Income tax (benefit) expense	(976)	1,131
Net loss	$(36,659)	$(39,477)

Less: Net loss attributable to non-controlling interest	-	(3,761)
Net loss attributable to Aemetis, Inc.	$(36,659)	$(35,716)

Other comprehensive loss
Foreign currency translation loss	(289)	(249)
Comprehensive loss	$(36,948)	$(39,726)

Net loss per common share
Basic	$(1.74)	$(1.75)
Diluted	$(1.74)	$(1.75)

Weighted average shares outstanding
Basic	21,012	20,467
Diluted	21,012	20,467

The accompanying notes are an integral part of the financial statements.

 AEMETIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED December 31, 2020 AND 2019
(In thousands)

	For the years ended December 31,
	2020	2019
Operating activities:
Net loss	$(36,659)	$(39,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	995	774
Depreciation	4,894	4,434
Debt related fees and amortization expense	3,401	4,666
Intangibles and other amortization expense	48	48
Accretion of Series A preferred units	4,673	2,257
Deferred tax (benefit) expense	(984)	1,123
Provision for bad debts	1,260	-
Change in fair value of stock appreciation rights	-	(80)
Changes in operating assets and liabilities:
Accounts receivable	(1,088)	(963)
Inventories	2,392	(491)
Prepaid expenses	44	147
Other assets	253	(594)
Accounts payable	1,400	1,001
Accrued interest expense and fees	21,728	18,033
Other liabilities	123	7,088
Net cash provided by (used in) operating activities	2,480	(2,034)

Investing activities:
Capital expenditures	(19,340)	(8,578)
Grant proceeds received for capital expenditures	2,031	-
Net cash used in investing activities	(17,309)	(8,578)

Financing activities:
Proceeds from borrowings	12,648	56,314
Repayments of borrowings	(15,463)	(51,878)
TEC debt renewal and waiver fee payments	(350)	(530)
Grant proceeds received for capital expenditures	256	1,364
Payments on finance leases	(1,471)	-
Proceeds from issuance of common stock in equity offering	5,113	-
Proceeds from the exercise of stock options	287	-
Proceeds from Series A preferred units financing	13,755	4,815
Net cash provided by financing activities	14,775	10,085

Effect of exchange rate changes on cash and cash equivalents	(10)	(5)
Net change in cash and cash equivalents for period	(64)	(532)
Cash and cash equivalents at beginning of period	656	1,188
Cash and cash equivalents at end of period	$592	$656

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$1,324	$2,476
Income taxes paid	8	8
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Fair value of warrants issued to subordinated debt holders	181	162
TEC debt extension, waiver fees, promissory notes fees added to debt	1,747	1,602
Capital expenditures in accounts payable	5,931	2,391
Operating lease liabilities arising from obtaining right of use assets	2,817	1,181
Financing lease liabilities arising from obtaining right of use assets	2,309	-
Stock Appreciation Rights issued for GAFI Amendment No. 1	-	1,050
Capital expenditures purchased on financing	5,652	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED December 31, 2020 AND 2019
(In thousands)

	Series B Preferred Stock		Common Stock
	Shares	Dollars	Shares	Dollars	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at December 31, 2018	1,323	$1	20,345	$20	$85,917	$(193,204)	$(3,576)	$(4,740)	$(115,582)

Stock-based compensation	-	-	-	-	774	-	-	-	774
Issuance and exercise of warrants	-	-	225	1	161	-	-	-	162
Foreign currency translation loss	-	-	-	-	-	-	(249)	-	(249)
Net loss	-	-	-	-	-	(35,716)	-	(3,761)	(39,477)
Reclassification of GAFI noncontrolling interest	-	-	-	-	-	(8,501)	-	8,501	-
Balance at December 31, 2019	1,323	1	20,570	21	86,852	(237,421)	(3,825)	-	(154,372)

Issuance of common stock	-	-	1,507	2	5,111	-	-	-	5,113
Stock options exercised	-	-	528	-	287	-	-	-	287
Stock-based compensation	-	-	-	-	995	-	-	-	995
Issuance and exercise of warrants	-	-	225	-	181	-	-	-	181
Foreign currency translation loss	-	-	-	-	-	-	(289)	-	(289)
Net loss	-	-	-	-	-	(36,659)	-	-	(36,659)
Balance at December 31, 2020	1,323	$1	22,830	$23	$93,426	$(274,080)	$(4,114)	$-	$(184,744)

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc. (formerly AE Biofuels, Inc.), a Nevada corporation, and its wholly-owned and controlled subsidiaries (collectively, “Aemetis” or the “Company”):
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
●
Aemetis Advanced Fuels, Inc., a Nevada corporation;
●
Aemetis Advanced Products Keyes, Inc., a Delaware corporation and its subsidiary Aemetis Properties Riverbank, Inc., a Delaware corporation, Aemetis Health Products, Inc., a Delaware corporation; Aemetis Riverbank, Inc., a Delaware corporation, and its subsidiary Aemetis Advanced Products Riverbank, Inc., a Delaware corporation;
●
Aemetis Advanced Biorefinery Keyes, Inc., a Delaware corporation;
●
Aemetis Biogas LLC, a Delaware limited liability company; and
●
Goodland Advanced Fuels, Inc., a Nevada corporation.

Nature of Activities. Headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis, “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas, renewable fuels and byproducts company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products.

Founded in 2006, we own and operate a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold to local dairies and feedlots as animal feed. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility (“Kakinada Plant”) on the East Coast of India that produces high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. Additionally, we own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through our subsidiary Goodland Advanced Fuels, Inc., (“GAFI”), which was formed to acquire the Goodland Plant. On December 31, 2019 we exercised an option to acquire all capital stock of GAFI for $10 and consolidated assets, liabilities, and equity of GAFI are included as a wholly-owned subsidiary from December 31, 2019. Prior to December 31, 2019, the equity interests of GAFI not controlled by Aemetis were shown as non-controlling interest in the consolidated statements of operations.

We also lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech Technology (“LanzaTech”) and InEnTec Technology (“InEnTec”) to build a cellulosic ethanol production facility (the “Riverbank Cellulosic Ethanol Facility”).

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a gas-to-liquid CO2 production facility by Messer. Aemetis sells carbon dioxide (“CO2”) produced at the Keyes Plant (the “CO2 Project”) to Messer for conversion and sale into the food processing, beverage, and technology sectors. The Aemetis portion of the CO2 Project construction was completed in January 2020, and Messer completed construction on their portion in April 2020. We commenced operations in late April 2020 and started recognizing revenue from this project in the second quarter of 2020.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. The digesters are connected via a pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce Renewable Natural Gas (“RNG”). During 2020, ABGL completed construction on the first two diary digesters and the pipeline that carries bio-methane from these dairies to the Keyes Plant. Upon receiving the bio-methane from the dairies, impurities will be removed and converted to RNG where it will be either injected into the local gas utility pipeline, supplied to a renewable compressed natural gas (“RCNG”) truck loading station that will service local trucking fleets to displace diesel fuel, or used as renewable energy at the Keyes Plant.  ABGL completed construction of the first two digesters and private pipeline and began operations in the third quarter of 2020.

On March 18, 2020, in order to address a worldwide shortage of hand sanitizer during the worldwide COVID-19 pandemic, the US Treasury Tobacco and Alcohol Tax and Trade Bureau (“TTB”) provided emergency waivers allowing fuel ethanol plants to produce high-grade alcohol for use in the production of hand sanitizer. Immediately following the emergency waiver for ethanol producers in March, Aemetis began supplying high-grade alcohol for the production of hand sanitizer. During the first week of April 2020, Aemetis applied for and was approved by the TTB as a Distilled Spirits Producer (“DSP”), which allowed the Company to produce fuel ethanol, high-grade alcohol for sanitizer, and other health care and sanitary products, as well as industrial alcohol and potable alcohol for beverage spirits.

Accordingly, Aemetis began supplying high-grade alcohol for the production of hand sanitizer. Aemetis began a series of capital projects at the Keyes Plant that will ultimately enable the Company to produce US Pharmacopeia (“USP”) grade alcohol for sale into these key consumer and industrial markets. During June 2020, Aemetis renamed Biofuels Marketing, Inc. as Aemetis Health Products, Inc., and began a sales and marketing strategy of blending, bottling, and selling hand sanitizer into bulk, retail branded, and white label markets. Additionally, Aemetis Health Products, Inc. is developing sales and marketing channels for other personal protective equipment, where and when those opportunities arise.

In December 2020, Aemetis Inc., announced its subsidiary, Aemetis Properties Riverbank, Inc., acquired less than a 20% ownership in Nevo Motors, Inc. (“Nevo Motors”). Under this agreement, Nevo Motors will utilize certain of Aemetis’ existing and future manufacturing facilities and fueling stations, as well as renewable natural gas and renewable electricity produced by Aemetis. The investment has been recorded at zero value as of December 31, 2020.

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis. Additionally, we consolidate all entities in which we have a controlling financial interest either directly or by option to acquire the interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Prior to December 31, 2019, GAFI was consolidated into the financial statements as a VIE. On December 31, 2019, we exercised an option to acquire all capital stock of GAFI for $10 and consolidated assets, liabilities, and equity are included in the Consolidated Balance Sheets. The period costs related to non-controlling interest are presented separately on the Statement of Operations for the year ended December 31, 2019. ABGL was assessed to be a VIE and through the Company's ownership interest in all of the outstanding common stock, the Company has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company.

All intercompany balances and transactions have been eliminated in consolidation.

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

North America: In North America, until May 13, 2020, we sold all our ethanol to J.D. Heiskell & Co. (“J.D. Heiskell”) under the Working Capital and Purchasing Agreement (the “J.D. Heiskell Purchasing Agreement”). On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), under the terms of which we will buy all corn from J.D.Heiskell and sell all WDG and corn oil we produce to J.D.Heiskell. Following May 13, 2020, we sold the majority of our fuel ethanol production to one customer, Kinergy Marketing, LLC (“Kinergy”), through individual sales transactions. Given the similarity of the individual sales transactions with Kinergy, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to one of Kinergy’s contracted trucking companies. Upon delivery, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. There is no transaction price allocation needed.

During the first quarter of 2020, Aemetis began selling high-grade alcohol for consumer applications directly to customers on the West Coast and Midwest using a variety of payment terms. These agreements and terms were evaluated according to ASC 606 guidance and such revenue is recognized upon satisfaction of the performance obligation by delivery of the product based on the terms of the agreement. Sales of high-grade alcohol represented 15% and 0% of revenue for the years ended December 31, 2020 and 2019, respectively.

The below table shows our sales in North America by product category:

	For the years ended December 31,
	2020	2019
Ethanol and high-grade alcohol sales	$111,679	$114,593
Wet distiller's grains sales	32,048	34,510
Other sales	6,035	5,045
	$149,762	$154,148

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

In North America, we buy corn as feedstock in producing ethanol from our working capital partner J.D. Heiskell and, prior to May 13, 2020, we sold all ethanol, WDG, and corn oil produced in this process to J.D. Heiskell. Subsequent to May 13, 2020, we sold most of our fuel ethanol to one customer, Kinergy, and sold all WDG and corn oil to J.D. Heiskell. We consider the purchase of corn as a cost of goods sold and the sale of ethanol upon transfer to the common carrier as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have legal title to the goods during the processing time. The pricing for both corn and ethanol is set independently. Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. The Company has elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general and administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount. Hence, we are the principal in North America sales scenarios where our customer and vendor may be the same.

We have a contract liability of $0.2 and $1.0 million as of December 31, 2020 and 2019, respectfully, in connection with a contract with a customer to sell CCA credits. However, control of the credits was not transferred to the customer until January 31, 2021 and January 3, 2020, respectfully, while we received cash in advance.

India:  In India, we sell products pursuant to purchase orders (written or verbal) or by contract with governmental or international parties, in which performance is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined daily based on reference market prices for biodiesel, refined glycerin, and PFAD net of taxes. Transaction price allocation is not needed.

The below table shows our sales in India by product category:

	For the years ended December 31,
	2020	2019
Biodiesel sales	$13,796	$42,464
Refined glycerin sales	1,172	2,809
PFAD sales	774	2,557
Other sales	53	20
	$15,795	$47,850

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We reserved $1.3 million and none in the allowances for doubtful accounts as of December 31, 2020 and December 31, 2019, respectively.

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

Investments. The Company follows Accounting Standards Codification (“ASC”) 325-20, Cost Method Investments (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During 2020, the Company received 489,716 preferred stock shares and 5,000,000 common stock shares in Nevo Motors, a privately held company, in exchange for conversion of its existing debt, carried at zero value, into equity. Due to the lack of operations, the carrying amount of our investment is zero.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Variable Interest Entities. We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests in is considered a variable interest entity ("VIE"). We consolidate VIEs when we are the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is still a VIE and, if so, whether we are the primary beneficiary. If we are not the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP.

Property, Plant and Equipment. Property, plant, and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, biogas dairy digesters, and the Keyes Plant, Goodland Plant and Kakinada Plant. The Goodland Plant is partially completed and is not ready for operation. The first two dairy digesters and pipeline in the Biogas Project were completed, commissioned and began to be depreciated during the third quarter of 2020. The CO2 Project was completed and commenced operations in the second quarter of 2020. Accordingly, any assets under the CO2 Project began being depreciated starting in May 2020. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. The Company has not recorded any impairment as of December 31, 2020 and 2019.

California Energy Commission Technology Demonstration Grant. The Company has been awarded and completed the demonstration project associated with the $825 thousand matching grant program from the California Energy Commission (“CEC”) Natural Resources Agency to optimize the effectiveness of technologies to break down biomass to produce cellulosic ethanol. The Company has received all of the awarded grant proceeds as of December 31, 2020. The project focused on the deconstruction and conversion of sugars liberated from California-relevant feedstocks and then converting the sugars to ethanol. The Company receives these funds as reimbursement for actual expenses incurred. Due to the uncertainty associated with the expense approval process under the grant program, the Company recognized the grant as a reduction of the expenses in the period when approval was received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. The Company has been awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company received $2.7 million as of December 31, 2020 as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognizes the grant as a reduction of the costs in the period when approval is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the CEC in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank Project. The Company receives the CEC funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant for reimbursement of capital expenditures of $256 thousand received during the third quarter of 2020 and of $1.36 million received during the third quarter of 2019 were recorded as other long term liabilities as of December 31, 2020 and December 31, 2019. Due to the uncertainty associated with meeting the minimum matching contribution, the reimbursement will be recognized when the Company makes the minimum matching contribution.

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

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2020 and 2019, the Company recorded a full valuation allowance against its U.S. federal and state net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive. As the Company incurred a net loss for the years ended December 31, 2020 and 2019, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Series B preferred (post split basis)	132	132
Common stock options and warrants	5,422	3,840
Debt with conversion feature at $30 per share of common stock	1,298	1,262
Total number of potentially dilutive shares excluded from the diluted loss per share calculation	6,852	5,234

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

The “North America” operating segment includes the Company’s 65 million gallons per year capacity Keyes Plant in California, the cellulosic ethanol facility in Riverbank, the cluster of biogas digesters on dairies near Keyes, California, the Goodland Plant, Kansas and the research and development facility in Minnesota.

The “India” operating segment encompasses the Company’s 50 million gallon per year capacity Kakinada Plant in India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius.

Fair Value of Financial Instruments. Financial instruments include accounts receivable, accounts payable, accrued liabilities, current and non-current portion of subordinated debt, notes receivable, notes payable, series A preferred units, and long-term debt.  Due to the unique terms of our notes payable and long-term debt and the financial condition of the Company, the fair value of the debt is not readily determinable.  The fair value, determined using level 3 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Recently Issued Accounting Pronouncements.

ASU 2016-13: Measurement of Credit Losses on Financial Instruments. This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. This standard is effective for fiscal years beginning after December 15, 2022. We are assessing the impact of adopting this standard on our consolidated financial statements and related disclosures.

2. Inventories

Inventories consist of the following:

	As of
	December 31, 2020	December 31, 2019
Raw materials	$1,382	$2,566
Work-in-progress	1,266	1,455
Finished goods	1,321	2,497
Total inventories	$3,969	$6,518

As of December 31, 2020 and December 31, 2019, the Company recognized a lower of cost or market reserve of $0.7 million and $0.1 million respectively, related to inventory.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:
	As of
	December 31, 2020	December 31, 2019
Land	$4,092	$4,104
Plant and buildings	97,398	83,139
Furniture and fixtures	1,195	1,094
Machinery and equipment	5,188	4,252
Construction in progress	25,397	12,571
Property held for development	15,408	15,408
Finance lease right of use assets	2,308	-
Total gross property, plant & equipment	150,986	120,568
Less accumulated depreciation	(41,106)	(36,342)
Total net property, plant & equipment	$109,880	$84,226

Interest capitalized in property, plant, and equipment was $1.9 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

Construction in progress contains incurred costs for the Biogas Project, Riverbank Project, and Zebrex equipment installation at the Keyes Plant. In the second quarter of 2020, CO2 Project commenced operations and was placed in service at that time. In the third quarter of 2020, two diary digesters commenced operations and were placed in service at that time. Given there are several ongoing capital projects, their capital expenses have been accumulated in construction in progress and will be capitalized and depreciated once the capital projects are finished and are in service. Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

The Company recorded depreciation expense of approximately $4.9 million and $4.4 million respectively, for the years ended December 31, 2020 and 2019.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. Based on the analysis, our long-lived assets did not require impairment adjustment as of December 31, 2020 and 2019.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

4. Debt

Debt consists of the notes from the Company’s senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	December 31, 2020	December 31, 2019
Third Eye Capital term notes	$7,066	$7,024
Third Eye Capital revolving credit facility	80,310	62,869
Third Eye Capital revenue participation term notes	11,864	11,794
Third Eye Capital acquisition term notes	26,384	25,518
Third Eye Capital promissory note	1,444	2,815
Cilion shareholder seller notes payable	6,274	6,124
Subordinated notes	12,745	11,502
Term loan on Equipment purchase	5,652	-
EB-5 promissory notes	43,120	41,932
PPP loans	1,134	-
Unsecured working capital loans	-	2,631
GAFI Term and Revolving loans	33,626	30,216
Total debt	229,619	202,425
Less current portion of debt	59,515	22,740
Total long term debt	$170,104	$179,685

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

Based on Amendments No. 15 through No. 19, the ratio of note indebtedness covenant is waived for the quarters ended March 31, 2019 through December 31, 2021 and the consolidated unfunded capital expenditure covenant is waived for the quarters ended September 30, 2020, December 31, 2020, and March 31, 2021 in the Amendment No. 19. According to ASC 470-10-45 Debt covenant classification guidance, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. Given the waivers are received for the ratio of note indebtedness covenant through December 31, 2021, hence the notes are classified as long-term debt.

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

On August 11, 2020, Third Eye Capital agreed to Limited Waiver and Amendment No. 17 to the Note Purchase Agreement (“Amendment No. 17”), to (i) provide that the maturity date of the Third Eye Capital Notes may be further extended at our election to April 1, 2022 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2021 and June 30, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash (the “Amendment No. 17 Fee”). On November 5, 2020, Third Eye Capital agreed to Limited Waiver and Amendment No. 18 to the Note Purchase Agreement (“Amendment No. 18”) to provide for a waiver of the ratio of note indebtedness covenant for the quarter ended September 30, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment fee of $50 thousand. We have evaluated the 1% extension fee in Amendment No. 17, and the $50k waiver fee in Amendment No. 18 in accordance with ASC 470-60 Troubled Debt Restructuring.

According to the guidance, we considered the 1% extension fee in Amendment No.17 and the $50k waiver fee in Amendment No. 18 to be troubled debt restructurings. In order to assess whether the creditor granted a concession, we calculated the post-restructuring effective interest rate by projecting cash flows on the new terms and calculated a discount rate equal to the carrying amount of pre-restructuring of debt, and by comparing this calculation to the terms of Amendment No. 15, we determined that Third Eye Capital provided a concession in accordance with the provisions of ASC 470-60 Troubled Debt Restructuring and thus applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting. Using the effective interest method of amortization, the 1% extension fee of $1.0 million and amendment No. 17 Fee of $0.3 million will be amortized over the stated remaining life of the Third Eye Capital Notes.

On March 14, 2021, Third Eye Capital agreed to Limited Waiver and Amendment No. 19 to the Note Purchase Agreement (“Amendment No. 19”), to (i) provide for a waiver of the ratio of note indebtedness covenant for the quarter ended December 31, 2021, (ii) provide for a waiver of the consolidated unfunded capital expenditures covenant for the quarters through March 31, 2021. We gave the notice to extend the maturity date of the Notes to April 1, 2022 and the extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided half of that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension and rest of the balance may be payable in cash or common stock within 60 days of the date of such relevant extension. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million in cash (the “Amendment No. 19 Fee”).

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

On February 27, 2019, a Promissory Note (the “February 2019 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2019. In consideration of the February 2019 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. On April 30, 2019, the February 2019 Note was modified to remove the stated maturity date and instead will be due on demand by Third Eye Capital. Since receiving the February 2019 note, it has been amended to include additional borrowings. As of December 31, 2020 and 2019, the outstanding balance of principal and interest on the February 2019 note was $1.4 million and $2.8 million, respectively. In the first quarter of 2021, this was paid off in full.

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

On March 14, 2021, Third Eye agreed to increase the amount available under a one-year reserve liquidity facility governed by a promissory note to $70.0 million and extend the maturity date to April 1, 2022. Borrowings under the facility are available from March 14, 2021 until maturity on April 1, 2022. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2022. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2022. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance.

Terms of Third Eye Capital Notes

A.
Term Notes. As of December 31, 2020, the Company had $7.1 million in principal and interest outstanding under the Term Notes net of $30 thousand unamortized debt issuance costs. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2021*.

B.
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (18.5% as of December 31, 2020), payable monthly in arrears. Interest was accrued and accrued interest from all notes can be capitalized to the Revolving Credit Facility. The Revolving Credit Facility matures on April 1, 2021*. As of December 31, 2020, AAFK had $80.3 million in principal and interest and waiver fees outstanding under the Revolving Credit Facility net of $0.3 million unamortized discount issuance costs.

C.
Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2021*. As of December 31, 2020, AAFK had $11.9 million in principal and interest outstanding on the Revenue Participation Term Notes net of $50 thousand unamortized discount issuance costs.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (15.5% per annum as of December 31, 2020 and mature on April 1, 2021*. As of December 31, 2020, Aemetis Facility Keyes, Inc. had $26.4 million in principal and interest and redemption fees outstanding net of unamortized discount issuances costs of $0.4 million. The outstanding principal balance includes a total of $7.5 million in redemption fees.

E.
Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $70.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and April 1, 2022. We have no borrowings outstanding under the Reserve Liquidity Notes as of December 31, 2020.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Notes allow the lender to accelerate the maturity in the event of default that could reasonably be expected to have a material adverse effect, such as any change in the business, operations, or financial condition. The terms of the notes allow interest to be capitalized.

We have no remaining availability on the Revolving Credit Facility.

The Third Eye Capital Notes are secured by first priority liens on all real and personal property of, and assignment of proceeds from all government grants and guarantees from the Company’s North American subsidiaries. The Third Eye Capital Notes all contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by all of its Company shares. In addition, Eric McAfee provided a blanket lien on substantially all of his personal assets, and McAfee Capital provided a guarantee in the amount of $8.0 million.

*The Company gave notice to extend the maturity date to April 2022. As a condition to any such extension, the Company would be required to pay a fee of 1% of the carrying value of the debt which can be paid in cash or added to the outstanding debt. As a result of this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders (Cilion Notes) as merger compensation, subordinated to the Third Eye Capital Notes. The Cilion Notes bear interest at 3% per annum and are due and payable after the Third Eye Capital Notes have been paid in full. As of December 31, 2020, Aemetis Facility Keyes, Inc. had $6.3 million in principal and interest outstanding on the Cilion Notes.

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

The Subordinated Notes were amended to extend the maturity date on January 1, 2020 and again on July 1, 2020 with six months extension for maturity until December 31, 2020. We evaluated these amendments and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On January 1, 2021, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) June 30, 2021; (ii) completion of an equity financing by AAFK or Aemetis, Inc. in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We will evaluate the January 1, 2021 amendment and the refinancing terms of the notes and apply accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At December 31, 2020 and 2019, the Company had, in aggregate, the amount of $12.7 million and $11.5 million in principal and interest outstanding, respectively, under the Subordinated Notes.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of December 31, 2020, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. As of December 31, 2020, $35.5 million in principal and $3.4 million in accrued interest was outstanding on the EB-5 Notes sold under the EB-5 Phase I funding.

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

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Cellulosic Ethanol Facility in increments of $0.9 million after November 21, 2019. The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of December 31, 2020, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of December 31, 2020, $4.2 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital cash advances bear interest at 12% and working capital can be induced through trading of feedstock or finished goods by Gemini which does not have any interest accrual. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the year ended December 31, 2020, we have accrued no interest on Gemini balance as the investment was for feedstock purchase and finished goods trade. During the year ended December 31, 2020 and 2019, the Company made principal payments to Gemini of approximately $8.5 million and $51.6 million, respectively. As of December 31, 2020 and December 31, 2019, the Company had none and $2.0 million outstanding under this agreement, respectively.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as selling, general, and administrative expenses by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 day period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the years ended December 31, 2020 and 2019, the Company made principal and interest payments to Secunderabad Oils of approximately $3.3 million and $0.5 million, respectively. As of December 31, 2020 and 2019, the Company had none and $0.6 million outstanding under this agreement, respectively.

GAFI Term loan and Revolving loan. On July 10, 2017, GAFI entered into a Note Purchase Agreement (“Note Purchase Agreement”) with Third Eye Capital (Noteholders). See further discussion regarding GAFI in Note 6. Pursuant to the Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (“Term Loan”) and (ii) revolving advances not to exceed ten million dollars in the aggregate (“Revolving Loan”). The interest rate per annum applicable to the Term Loan is equal to ten percent (10%). The interest rate per annum applicable to the Revolving Loans is the greater of Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12.00%). The maturity date of the loans (“Maturity Date”) were extended to July 10, 2021 by exercising an option to extend the GAFI Loan Maturity Date for a fee of $0.5 million.

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

As of December 31, 2020 and 2019, GAFI had $22.2 and $19.7 million net of debt issuance costs of $0.4 and $0.3 million outstanding on the Term Loan and $11.8 and $10.5 million on the Revolving Loan respectively, classified as current portion of long-term debt.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Payroll Protection Program. On May 5, 2020, certain wholly owned subsidiaries of the Company received loan proceeds of approximately $1.1 million, (“PPP Loans”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides loans to qualifying businesses for payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after twenty-four weeks if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the twenty-four-week period. In order to obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and must provide satisfactory documentation in accordance with applicable Small Business Administration (“SBA”) guidelines. The Company is in process for applying for forgiveness.

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

Financing Agreement for Equipment Purchase. The Company entered into an agreement with Mitsubishi Chemical America, Inc. to purchase certain equipment to save energy used in the Keyes Plant. We also entered into a financing agreement with the seller for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. The equipment was delivered in March 2020; however the installation has been delayed due to the COVID-19 pandemic. Hence, we recorded the asset in property, plant and equipment, net and the related liability of $0.3 million in short term borrowings and $5.4 million in other long term debt, respectively as of December 31, 2020.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Debt repayments for the Company’s loan obligations follow:

Twelve months ended December 31,	Debt Repayments
2021	$59,515
2022	148,918
2023	13,936
2024	5,209
2025	936
There after	1,559
Total debt	230,073
Debt issuance costs	(454)
Total debt, net of debt issuance costs	$229,619

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The components of lease expense and sublease income was as follows:

	Year ended December 31,
	2020	2019
Operating lease cost
Operating lease expense	$566	$712
Short term lease expense	118	85
Variable lease expense	105	102
Sub lease income	-	(117)
Total operating lease cost	$789	$782

Finance lease cost
Amortization of right-of-use assets	$249	$-
Interest on lease liabilities	68	-
Total finance lease cost	$317	$-

Cash paid for amounts included in the measurement of lease liabilities:

	Year ended December 31,
	2020	2019
Operating cash flows used in operating leases	$616	$571
Operating cash flows used in finance leases	68	-
Financing cash flows used in finance leases	1,471	-

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Supplemental non-cash flow information related to the operating ROU asset and lease liabilities was as follows for the year ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Operating leases
Accretion of the lease liability	$258	$125
Amortization of right-of-use assets	308	587

Weighted Average Remaining Lease Term
Operating leases	6.9 years
Finance leases	3.3 years

Weighted Average Discount Rate
Operating leases	14.1%
Finance leases	5.4%

Supplemental balance sheet information related to leases was as follows:

	As of
	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$2,889	$557

Current portion of operating lease liability	316	377
Long term operating lease liability	2,578	200
Total operating lease liabilities	$2,894	$577

Finance leases
Property and equipment, at cost	$2,308	$-
Accumulated depreciation	(249)	-
Property and equipment, net	$2,059	$-

Other current liability	$417	$-
Other long term liabilities	1,164	-
Total finance lease liabilities	$1,581	$-

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Maturities of operating lease liabilities were as follows:

Year ended December 31,	Operating leases	Finance leases

2021	$694	$494
2022	597	577
2023	573	494
2024	590	167
2025	608	-
There after	1,544	-
Total lease payments	4,606	1,732
Less imputed interest	(1,712)	(151)

Total lease liability	$2,894	$1,581

Property taxes

The Company entered into a payment plan with Stanislaus County for unpaid property taxes for the Keyes Plant site on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company was set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. After making one payment, the Company defaulted on the payment plan and as of December 31, 2020 and December 31, 2019, the balance in property tax accrual was $5.7 million and $4.1 million, respectively. Stanislaus County agreed not to enforce collection actions and we are now in discussions with Stanislaus County regarding a payment plan.

Legal Proceedings

In addition to the legal proceeding noted below, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company's legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

6. Aemetis Biogas LLC – Series A Preferred Financing and Variable Interest Entity

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

The Preferred Unit Agreement includes (i) preference payments of $0.50 per unit on the outstanding Series A Preferred Units commencing on the second anniversary, (ii) conversion rights for up to 1,200,000 common units or up to maximum number of 5,000,000 common units (also at a one Series A Preferred Unit to one common unit basis) if certain triggering events occur, (iv) one board seat of the three available to be elected by Series A Preferred Unit holders, (iii) mandatory redemption value at $15 per unit payable at an amount equal to 75% of free cash flow generated by ABGL, up to $90 million in the aggregate (if all units are issued), (iv) full redemption of the units on the sixth anniversary, (v) minimum cash flow requirements from each digester, and (vi) $0.9 million paid as fees to the Agent from the proceeds. Until paid, the obligations of ABGL under the Preferred Unit Agreement are secured by the assets of ABGL in an amount not to exceed the sum of (i) $30,000,000, plus (ii) all interest, fees, charges, expenses, reimbursement obligations and indemnification obligations of ABGL.

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of December 31, 2020, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 2,174,000 of Series A Preferred Units on second tranche for a value of $10.9 million. The Company is accreting these two tranches to the redemption value of $80.6 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of December 31, 2020 and December 31, 2019 based on the evaluation of the other conditions included in the agreement.

During the year ended December 31, 2020, ABGL issued 577,000 of Series A Preferred Units for incremental proceeds of $2.9 million as part of the first tranche and 2,174,00 of Series A Preferred Units for incremental proceeds of 10.9 million as part of the second tranche of the Preferred Unit Agreement. Consistent with the previous issuances, the units are treated as a liability as the conversion option was deemed to be non-substantive.

The Company recorded Series A Preferred Unit liabilities, net of unit issuance costs and inclusive of accretive preference pursuant to this agreement, classified as other current liabilities, of $2.0 million and none, and long-term liabilities of $32.0 million and $14.1 million as of December 31, 2020 and December 31, 2019, respectively.

Variable interest entity assessment

After consideration of ABGL's operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under US GAAP. Hence, we concluded that ABGL is a VIE. Through the Company's ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets of ABGL were $23,848 primarily related to biodigesters at two dairies and a pipeline which serve as collateral for the Series A Preferred shares totaling $34,037. The Series A Preferred Shares are not collateralized by any other assets or guarantees from Aemetis or its subsidiaries.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

7.
GAFI - Variable Interest Entity

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

GAFI’s Statements of Operations for year ended December 31, 2019 as follows:

For the year ended
December 31, 2019
Other Expenses
Selling, general and administrative expenses	$426
Operating loss	(426)

Interest expense
Interest rate expense	3,142
Debt related fees and amortization expense	868
Other income	(675)

Net loss	$(3,761)

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

The Company borrowed $1.5 million on June 28, 2018 and it was paid back on December 20, 2018. On December 3, 2018, APK borrowed $1.6 million from GAFI to purchase the land for CO2 project. In 2019, APK borrowed $1.5 million from GAFI to construct the CO2 project. As of December 31, 2020 and 2019, the Company, AAPK, APK had $6.4 million outstanding on the GAFI Intercompany Notes. The outstanding balances are eliminated upon consolidation and after the exercise of the option, these notes are treated as intercompany transactions between subsidiaries.

8. Stockholders’ Equity

The Company is authorized to issue up to 40 million shares of common stock, $0.001 par value per share and 65 million shares of preferred stock, $0.001 par value per share.

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

		Shares Issued and Outstanding
		December 31,
	Authorized Shares	2020	2019
Series B preferred stock	7,235	1,323	1,323
Undesignated	57,765	—	—
	65,000	1,323	1,323

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583 thousand shares with an original purchase price of $1.8 million out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders’ equity by the same amount to reflect the Company’s obligations with respect to this matter. The obligation accrues interest at the rate of 5.25% per year. At December 31, 2020 and 2019, the Company had accrued an outstanding obligation of $3.3 million and $3.1 million, respectively. Full cash payment to the Cordillera Fund is past due. The Company expects to pay this obligation upon availability of funds after paying senior secured obligations.

9. Outstanding Warrants

During the years ended December 31, 2020 and 2019, the Company granted 227 thousand common stock warrants, for the extension of certain Notes for each period, respectively. The accredited investors received 2-year warrants exercisable at $0.01 per share as part of note agreements.

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

Description	For the year ended December 31
	2020	2019
Dividend-yield	0%	0%
Risk-free interest rate	0.84%	2.13%
Expected volatility	108.8%	103.0%
Expected life (years)	2	2
Market value per share on grant date	$0.81	$0.73
Exercise price per share	$0.01	$0.01
Fair value per share on grant date	$0.80	$0.72

For the years ended December 31, 2020 and 2019, Note investors exercised 227 thousand warrant shares for each period respectively, at exercise prices of $0.01 per share, respectively.

A summary of historical warrant activity for the years ended December 31, 2020 and 2019 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2018	95	$2.59	6.95
Granted	227	0.01
Exercised	(227)	0.01
Outstanding December 31, 2019	95	$2.59	5.95
Granted	227	0.01
Exercised	(227)	0.01
Outstanding December 31, 2020	95	$2.59	4.95

All of the above outstanding warrants are vested and exercisable as of December 31, 2020. As of December 31, 2020 and 2019, the Company had no unrecognized compensation expense related to warrants, respectively.

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

On March 28, 2020, 1,075,500 stock options grants were approved by the Board for employees and directors under the 2019 Stock Plan.

On April 3, 2020, 450,000 stock option grants were issued for employees under the 2019 Stock Plan with 10 year term and immediate vesting. Both grants on March and April were also approved by the stockholders in the 2019 Annual meeting.

On June 4, 2020, 10,000 stock option grants were approved by the Board for a director under the 2019 Stock Plan with 10 year term and 2 year vesting.

On August 27, 2020, 13,000 stock option grants were approved by the Board for new employees under the 2019 Stock Plan with 10 year term and 3 year vesting.

As of December 31, 2020, 5.3 million options are outstanding under the Company Stock Plans.

Inducement Equity Plan Options

In March 2016, the Board of Directors of the Company (the “Board”) approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory stock options to purchase common stock.

On June 6, 2019, 25,000 option grants were made under the Inducement Equity Plan to employees. As of December 31, 2020, no options were outstanding under the Inducement Equity Plan.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Common Stock Reserved for Issuance

The following is a summary of awards granted under the above Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2018	149	2,889	$1.80
Authorized	855	-	-
Granted	(1,116)	1,116	0.78
Forfeited/expired	259	(259)	3.53
Balance as of December 31, 2019	147	3,746	$1.38
Authorized	2,342	-	-
Granted	(2,320)	2,320	0.69
Exercised	-	(528)	0.96
Forfeited/expired	211	(211)	0.89
Balance as of December 31, 2020	380	5,327	$1.14

Vested and unvested awards outstanding as of December 31, 2020 and 2019 follow:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value1
2020
Vested and Exercisable	3,718	$1.30	7.42	$4,592
Unvested	1,609	0.77	8.82	2,771
Total	5,327	$1.14	7.84	$7,363

2019
Vested and Exercisable	2,659	$1.56	7.45	$145
Unvested	1,087	0.93	8.78	77
Total	3,746	$1.38	7.84	$222

(1) Intrinsic value based on the $2.49 and $0.83 closing price of Aemetis stock on December 31, 2020 and 2019 respectively, as reported on the NASDAQ Exchange.

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

For the years ended December 31, 2020 and 2019 the Company recorded option expense in the amount of $1.0 million and $0.8 million, respectively.

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

During the year ended December 31, 2020 and 2019, 2,320,000 and 1,116,000 options were granted respectively. The weighted average fair value calculations for options granted during these periods are based on the following assumptions:

Description	For the years ended December 31,
	2020	2019
Dividend-yield	0%	0%
Risk-free interest rate	0.94%	2.38%
Expected volatility 87.37	87.37%	88.54%
Expected life (years)	6.55	6.55
Market value per share on grant date	$0.69	$0.78
Fair value per share on grant date	$0.51	$0.59

As of December 31, 2020, the Company had $0.9 million of total unrecognized compensation expense for employees which the Company will amortize over the weighted remaining term of 1.8 years.

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

11. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. The term of the Corn Procurement and Working Capital Agreement expires on December 31, 2021 and the term can be automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all WDG the Company produces to A.L. Gilbert. The Company markets and sells DCO to A.L. Gilbert and other third parties under the J.D. Heiskell Purchasing Agreement. The Company’s relationships with J.D. Heiskell, and A.L. Gilbert are well established and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. These agreements are ordinary purchase and sale agency agreements for the Keyes Plant. On May 13, 2020, J.D. Heiskell and the Company entered into Amendment No.1 to the J.D. Heiskell Purchasing Agreement to remove J.D. Heiskell’s obligations to purchase ethanol from the Company under the J.D. Heiskell Purchasing Agreement. Kinergy, our marketing partner, agreed to purchase ethanol from the Company.

The J.D. Heiskell purchases and sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital
Agreements during the years ended December 31, 2020 and 2019 were as follows:

	As of and for the years ended December 31,
	2020	2019
Ethanol sales	$26,049	$114,593
Wet distiller's grains sales	32,049	34,510
Corn oil sales	3,623	3,536
Corn purchases	107,033	119,786
Accounts receivable	94	554
Accounts payable	169	2,027

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Sales to Kinergy were $62.1 million and none and accounts receivable associated with Kinergy was $200 thousand and none during the years ended December 31, 2020 and 2019.

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2021 and the Wet Distillers Grains Marketing Agreement matures on December 31, 2021 with automatic one-year renewals thereafter. For the years ended December 31, 2020 and 2019, the Company expensed marketing costs of and $2.3 million and $2.6 million for each period under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement.

As of December 31, 2020, the Company has no forward sales commitments.

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

Summarized financial information by reportable segment for the years ended December 31, 2020 and 2019 follow:

	For the year ended December 31, 2020			For the year ended December 31, 2019
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$149,762	$15,795	$165,557	$154,148	$47,850	$201,998
Cost of goods sold	140,339	14,193	154,532	150,197	39,103	189,300

Gross profit	9,423	1,602	11,025	3,951	8,747	12,698

Other Expenses
Research and development expenses	213	-	213	205	-	205
Selling, general and administrative expenses	15,150	1,732	16,882	13,279	4,145	17,424
Interest expense	26,306	38	26,344	25,404	351	25,755
Accretion of Series A preferred units	4,673	-	4,673	2,257	-	2,257
Loss contingency on litigation	-	-	-	6,200	-	6,200
Other expense (income)	577	(29)	548	25	(822)	(797)

Income (loss) before income taxes	$(37,496)	$(139)	$(37,635)	$(43,419)	$5,073	$(38,346)

Capital expenditures	$17,969	1,371	19,340	$7,519	$1,059	$8,578
Depreciation	4,233	661	4,894	3,822	612	4,434

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Total assets by segment are as follows:

	As of
	December 31,	December 31,
	2020	2019

North America	$112,312	$82,990
India	12,827	16,906
Total Assets	$125,139	$99,896

North America: During the year ended December 31, 2020 and 2019, the Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all WDG and corn oil the Company produces to J.D. Heiskell. Sales of ethanol, WDG, corn oil, and high-grade alcohol to two customers accounted for 42% and 41% of the Company’s North America segment revenues for the year ended December 31, 2020. Sales of ethanol, WDG, and corn oil to one customer accounted for 99.1% of the Company’s North America segment revenues for the year ended December 31, 2019.

India: During the year ended December 30, 2020, two biodiesel customers accounted for 42% and 26% of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10%, compared to three biodiesel customers accounting for 33%, 15% and 13% of the Company’s consolidated India segment revenues and none of the refined glycerin customers accounting for more than 10% of such revenues during the year ended December 31, 2019.

13. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $1.1 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of December 31, 2019. For the years ended December 31, 2020 and 2019, the Company expensed $23 thousand and $36 thousand, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of December 31, 2020, $0.1 million remained as a prepaid expense.

On May 7, 2020, the Audit Committee of the Company approved a guarantee fee of 0.1% quarterly on the outstanding balance of Third Eye Capital Notes annually. The balance of $0.8 million and $0.3 million, for guaranty fees, remained as an accrued liability as of December 31, 2020 and December 31, 2019, respectively.

The Company owes various members of the Board amounts totaling $1.2 million as of December 31, 2020 and December 31, 2019, for each period, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the year ended December 31, 2020 and 2019, the Company expensed $0.4 million and $0.3 million respectively, in connection with board compensation fees.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

14. Income Tax

The Company files a consolidated federal income tax return including all its domestic subsidiaries. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Components of tax expense (benefit) consist of the following:

	2020	2019
Current:
Federal	$-	$-
State and Local	8	8
Foreign	-	-
	8	8

Deferred:
Federal	-	-
State and Local	-	-
Foreign	(984)	1,123
Income tax expense (benefit)	$(976)	$1,131

The deferred tax liability resulted as India subsidiary had income for the year ended December 31, 2019. U.S. loss and foreign income (loss) before income taxes are as follows:

	Year Ended December 31,
	2020	2019

United States	$(37,496)	$ (43,419)
Foreign	(139)	5,073
Pretax loss	$(37,635)	$ (38,346)

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (21%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2020	2019
Income tax benefit at the federal statutory rate	$ (7,903)	$ (8,052)
State tax benefit and change in effective rates	(4,066)	(48)
Foreign tax differential and changed in enacted rates	(185)	900
Stock-based compensation	166	133
Interest Expense	1,315	478
GILTI Inclusion	-	849
Prior year true-ups	(770)	1,493
Other	258	166
Credits	(1,388)	-
Valuation Allowance	11,597	5,212
Income Tax expense (benefit)	$(976)	$ 1,131
Effective Tax Rate	2.59%	-2.95%

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Company recorded an approximate $0.1 million and $1.1 million deferred tax liability as of December 31, 2020 and 2019 which is recorded in other long term liabilities in the Consolidated Balance Sheets.

The components of the net deferred tax asset or (liability) are as follows:

Deferred Tax Assets & (Liabilities)	Year Ended December 31,
	2020	2019

Deferred Tax Assets:
Organizational Costs, Start-up and Intangible Assets	$6,325	$ 3,997
Stock Based Compensation	397	328
NOLs, Unabsorbed Depreciation and R&D Credits	56,530	53,400
Interest expense carryover	13,389	9,131
Ethanol Credits	1,500	1,500
Carbon Oxide Sequestration Credit	1,387	-
Accrued expenses	2,813	2,532
Operating lease liability	1,232	152
Other	486	140
Total Deferred Tax Assets	84,059	71,180
Valuation Allowance	(71,145)	(59,547)
Net Deferred Tax Assets	12,914	11,633

Deferred Tax Liabilities:
Right of Use Asset	(1,362)	(147)
Property, Plant & Equipment	(11,600)	(12,554)
Other	(91)	(55)
Total Deferred Tax Liabilities	(13,053)	(12,756)
Net Deferred Tax Liabilities	$(139)	$ (1,123)

The Company does not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss.  At December 31, 2020 and 2019, these undistributed losses totaled $8.0 million, and $7.0 million, respectively. If any earnings were distributed, some countries may impose withholding taxes.  Following the passage of the 2017 U.S. Tax Cuts and Jobs Act, the U.S. imposed a transition tax on the accumulated earnings of the Company’s foreign subsidiaries through December 31, 2017.  Since the foreign subsidiaries have a cumulative loss, there was no U.S. federal tax impact related to the transition tax.  Not all future earnings of the foreign subsidiaries will be subject to U.S. income taxes as the U.S. has moved to a modified territorial system for tax years beginning after December 31, 2017.  Finally, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

In 2018 and 2019, the U.S. imposed a tax on Global Intangible Low-Taxed Income “GILTI” which imposes a tax on foreign income in excess of a deemed return on tangible assets of a foreign corporation. The Company has evaluated this provision using period cost method and recognized an inclusion of $4.0 million and none of income for the years ended December 31, 2019 and 2020, respectively, in relation to GILTI. Due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

We assessed the 2020 Tax Acts, there is no material impact to the Company from these tax law changes.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions as events occur to warrant adjustment when the statutory period for assessing tax on a given tax return, period expire or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2020, the Company’s uncertain tax positions were not significant.

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

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2020:

United States — Federal	2007 – present
United States — State	2008 – present
India	2013 – present
Mauritius	2006 – present

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

As of December 31, 2020, the Company had U.S. federal NOL carryforwards of approximately $194.0 million and state NOL carryforwards of approximately $224.0 million. The Company also has approximately $1.5 million of alcohol and cellulosic biofuel credit carryforwards with 20 year carryforward period and they expire in 2031. The Company also has approximately $1.4 million of Carbon Oxide Sequestration Credit carryforwards with a 20 year carryforward period and they expire in 2040. As of December 31, 2020, the federal NOL’s of $194.0 million and the state NOL’s of $224.0 million expire on various dates between 2027 and 2040. Due to the 2017 U.S. Tax Reform, U.S. federal NOLs post 2017 in the amount of $5.4 million have no expiration date. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by U.S. or India statute regarding net operating loss carryforwards and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. The Company’s India subsidiary has unabsorbed depreciation loss carryforwards as of December 31, 2020 of approximately $3.7 million in U.S. dollars, which do not expire.

15. Parent Company Financial Statements (Unaudited)

The following is a summary of the Parent Company financial statements for the years ended December 31, 2020 and 2019:

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Balance Sheets
As of December 31, 2020 and 2019

Assets	2020	2019
Current assets
Cash and cash equivalents	$318	$-
Prepaid expenses	252	290
Other current assets	-	29
Total current assets	570	319

Investment in AE Advanced Products Keyes , Inc.	12	293
Investment in Aemetis International, Inc.	4,196	3,638
Total investments in Subsidiaries, net of advances	4,208	3,931

Property, plant and equipment, net	9	4
Other assets	2,700	257
Total Assets	$7,487	$4,511

Liabilities & stockholders' deficit
Current liabilities
Accounts payable	$4,881	$5,097
Payables due to subsidiaries	4,390	3,176
Mandatorily redeemable Series B convertible preferred	3,252	3,149
Other current liabilities	11,930	9,217
Total current liabilities	24,453	20,639

Long term liabilities:
Other long term debt	150	-
Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	131,432	112,041
Investment in Aemetis Americas, Inc	205	205
Investment in Aemetis Biofuels, Inc.	2,738	2,738
Investment in Aemetis Technologies, Inc.	4,446	4,234
Investment in Aemetis Property Keyes, Inc.	247	564
Investment in Aemetis Health Products, Inc.	441	349
Investment in Goodland Advanced Fuels, Inc.	12,201	8,501
Investment in Aemetis Biogas LLC	15,918	9,612
Total subsidiary obligation in excess of investment	167,628	138,244

Total long term liabilities	167,778	138,244

Stockholders' deficit
Series B Preferred convertible stock	1	1
Common stock	23	21
Additional paid-in capital	93,426	86,852
Accumulated deficit	(274,080)	(237,421)
Accumulated other comprehensive loss	(4,114)	(3,825)
Total stockholders' deficit	(184,744)	(154,372)
Total liabilities & stockholders' deficit	$7,487	$4,511

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2020 and 2019

	2020	2019

Equity in subsidiary losses	$(28,820)	$(21,745)
Selling, general and administrative expenses	6,707	6,673

Operating loss	(35,527)	(28,418)

Other expense
Interest expense	677	1,392
Other expense	448	5,899

Loss before income taxes	(36,652)	(35,709)

Income tax expense	7	7

Net loss	(36,659)	(35,716)

Other comprehensive loss
Foreign currency translation adjustment	(289)	(249)
Comprehensive loss	$(36,948)	$(35,965)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)
Statements of Cash Flows
For the years ended December 31, 2020 and 2019

	2020	2019
Operating activities:
Net loss	$(36,659)	$(35,716)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	995	774
SARs Amortization	-	800
Depreciation	4	8
Subsidiary portion of net losses	28,820	21,745
Change in fair value of SARs liability	-	(82)
Changes in assets and liabilities:
Prepaid expenses	38	74
Accounts payable	(216)	71
Accrued interest expense	525	1,184
Other liabilities	(578)	5,891
Other assets	236	(232)
Net cash used in operating activities	(6,835)	(5,483)

Investing activities:
Subsidiary advances, net	1,332	6,781
Net cash provided by investing activities	1,332	6,781

Financing activities:
Proceeds from borrowings	421	-
Repayments of borrowings under secured debt facilities	-	(1,298)
Proceeds from the exercise of stock options	287	-
Proceeds from issuance of common stock in equity offering	5,113	-
Net cash provided by (used in) financing activities	5,821	(1,298)

Net increase in cash and cash equivalents	318	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$318	$-

Supplemental disclosures of cash flow information, cash paid:
Interest payments	$-	$-
Income taxes paid	7	8

Supplemental disclosures of cash flow information, non-cash transactions:

Fair value of warrants issued to subordinated debt holders	181	162
Exercise of Stock Appreciation Rights added to GAFI debt	-	1,050
Reclassification of GAFI Non-controlling interest	-	8,501
Operating lease liabilities arising from obtaining right of use assets	2,632	640

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

16. Subsequent Events

Subordinated Notes

On January 1, 2021, the maturity on two accredited investors Subordinated Notes’ was extended until the earlier of (i) June 30, 2021; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10 percent cash extension fee was paid by adding the fee to the balance of the new Note and 113 thousand common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

Third Eye Reserve Liquidity Facility

On March 14, 2021, Third Eye agreed to increase the amount available under a one-year reserve liquidity facility governed by a promissory note to $70.0 million and extend the maturity date to April 1, 2022. Borrowings under the facility are available from March 14, 2021 until maturity on April 1, 2022. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2022. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2022. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance.

Third Eye Capital Limited Waiver and Amendment No. 19

On March 14, 2021, Third Eye Capital agreed to Limited Waiver and Amendment No. 19 to the Note Purchase Agreement (“Amendment No. 19”), to (i) provide for a waiver of the ratio of note indebtedness covenant for the quarter ended December 31, 2021, (ii) provide for a waiver of the consolidated unfunded capital expenditures covenant for the quarters through March 31, 2021. We gave the notice to extend the maturity date of the Notes to April 1, 2022 and the extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided half of that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension and rest of the balance may be payable in cash or common stock within 60 days of the date of such relevant extension. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million in cash (the “Amendment No. 19 Fee”).

At-the-Market Offering

Company raised net proceeds of $18.5 million, after deducting issuance costs through its at-the-market offering program subsequent to December 31, 2020.

17.  Management’s Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. As a result of negative capital and negative operating results, and collateralization of substantially all of the company assets, the Company has been reliant on its senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. This indicates substantial doubt about the ability of the Company to continue as a going concern.

The operations in India and the Biogas project are isolated and stand on their own with regards to cash flow and ongoing funding, principally due to the separate financing facility for Aemetis Biogas LLC and positive cash flow from our India operations. Substantial doubt about the remaining operations is mitigated by a Reserve Credit Facility in the amount of $70 million from our senior lender to fund non-subordinated liabilities as they come due and other needed cash flows for a period that is greater than twelve months from the financial statement issuance date. Further, waivers were obtained from our senior lender for certain covenants for a period that is greater than twelve months which prevents the long-term debt from becoming current and assists us in remaining compliant with our debt covenants.

Management believes between a combination of having the available funding under the Reserve Credit Facility described in Note 16, as well as our amendments with our senior lender to keep the long-term debt from becoming due in the next twelve months, we will have the funding necessary to alleviate the going concern. Additionally, management believes the following items will provide added liquidity.

For the Keyes plant, we plan to operate the plant and continue to improve financial performance by adopting new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements, execute upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon demands and overall margin improvement. We will continue to expand in markets for high-grade alcohol by extending the value chain to allow for higher margin sales to consumers.

For the biogas project, we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the higher carbon credits available in California. Funding for continued construction is based upon extending the existing Preferred Unit Purchase Agreement, obtaining government guaranteed loans and executing on existing and new state grant programs.

For the Riverbank project, we plan to raise the funds necessary to construct and operate the Carbon Zero 1 plant and the Riverbank Cellulosic Ethanol Facility using loan guarantees and public financings based upon the licensed technology that generate federal and state carbon credits available for ultra-low carbon fuels utilizing lower cost, non-food advanced feedstocks to significantly increase margins.

For the India plant, we plan to secure higher volumes of shipments of fuels at the India plant by developing the sales channels and expanding the existing domestic markets.

In addition to the above we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling equity through the ATM and otherwise, selling the current EB-5 Phase II offering, or by vendor financing arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ ERIC A. MCAFEE	Chairman/Chief Executive Officer	March 14, 2021
Eric A. McAfee	(Principal Executive Officer and Director)

/s/Todd Waltz	Chief Financial Officer	March 14, 2021
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ Francis Barton	Director	March 14, 2021
Fran Barton

/s/ Lydia I. Beebe	Director	March 14, 2021
Lydia I. Beebe
/s/ John R. Block	Director	March 14, 2021
John R. Block

/s/ Naomi L. Boness	Director	March 14, 2021
Naomi L. Boness