Form 10-K/A
period 2020-12-31
AEMETIS, INC
filed 2021-04-30
CIK 738214

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Aemetis, Inc. (“Aemetis,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021 (the “2020 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2020 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2020 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2020 10-K, and amends the exhibit index set forth in Part IV of the 2020 10-K to add certain exhibits as noted herein. The cover page of the 2020 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2020 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2020 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2020 10-K. Accordingly, this Amendment should be read in conjunction with our 2020 10-K and with our filings with the SEC subsequent to the filing of our 2020 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2020 10-K.

TABLE OF CONTENTS

Page
PART III

Item 10. Directors, Executive Officers and Corporate Governance	4

Item 11. Executive Compensation	9

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19

Item 13. Certain Relationships and Related Transactions, and Director Independence	21

Item 14. Principal Accounting Fees and Services	22
PART IV

Item 15. Exhibits and Financial Statement Schedules	23

PART III

Item 10. Directors, Executive Officers and Governance

Set forth below is the name, age (as of April 30, 2021), position and a description of the business experience of each of our executive officers and directors:

Name	Age	Position	Classification (Term Expiration)
Eric A. McAfee	58	Chief Executive Officer, Chairman of the Board	Class I (2022)
Francis P. Barton	74	Director	Class I (2022)
Lydia I. Beebe	68	Director	Class III (2023)
John R. Block	86	Director	Class III (2023)
Naomi L. Boness	44	Director	Class II (2024)*
Todd A. Waltz	59	Executive Vice President, Chief Financial Officer and Secretary	N/A
Andrew B. Foster	55	Executive Vice President and Chief Operating Officer	N/A

*Term expiration assuming reelection in upcoming 2021 Annual Meeting.

Eric A. McAfee co-founded the Company in 2005 and has served as its Chairman of the Board since February 2006. Mr. McAfee was appointed Chief Executive Officer of the Company in February 2007. Mr. McAfee has been an entrepreneur, merchant banker, venture capitalist and farmer/dairyman for more than 20 years. Since 1995, Mr. McAfee has been the Chairman of McAfee Capital and since 1998 has been a principal of Berg McAfee Companies, an investment company. Since 2000, Mr. McAfee has been a principal of Cagan McAfee Capital Partners through which Mr. McAfee has founded or acquired twelve energy and technology companies. In 2003, Mr. McAfee co-founded Pacific Ethanol, Inc. (now Alto Ingredients, Inc.) (NASDAQ: ALTO), a West Coast ethanol producer and marketer. Mr. McAfee received a B.S. in Management from Fresno State University in 1986 and served as Entrepreneur in Residence of The Wharton Business School MBA Program in 2007. Mr. McAfee is a graduate of the Harvard Business School Private Equity and Venture Capital Program and is a 1993 graduate of the Stanford Graduate School of Business Executive Program. Mr. McAfee’s industry experience and leadership skills qualify him for the position.

Francis Barton was appointed to the Company’s Board in August 2012. From 2008 to present, Mr. Barton served as Chief Executive Officer in the consulting firm Barton Business Consulting LLC. Prior to this, Mr. Barton served as the Executive Vice President and Chief Financial Officer of UTStarcom, Inc. from 2005 through 2008 and as a director from 2006 through 2008. From 2003 to 2005, Mr. Barton was Executive Vice President and Chief Financial Officer of Atmel Corporation. From 2001 to 2003, Mr. Barton was Executive Vice President and Chief Financial Officer of Broadvision Inc. From 1998 to 2001, Mr. Barton was Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc. From 1996 to 1998, Mr. Barton was Vice President and Chief Financial Officer of Amdahl Corporation. From 1974 to 1996, Mr. Barton worked at Digital Equipment Corporation, beginning his career as a financial analyst and moving his way up through various financial roles to Vice President and Chief Financial Officer of Digital Equipment Corporation’s Personal Computer Division. Mr. Barton holds a B.S. in Interdisciplinary Studies with a concentration in Chemical Engineering from Worcester Polytechnic Institute and an M.B.A. with a focus in finance from Northeastern University. Mr. Barton served on the board of directors of ON Semiconductor from 2008 to 2011. Mr. Barton has served on the board of directors of SoSo Cards since January 2013. He is also serving on the board of directors of Inventergy since January 2014, and is the Chairman of its Audit Committee, and a member of its Compensation, Governance and Nominating Committee. Mr. Barton served on the board of directors of Etubics, Inc. from 2014 to 2016, and was chair of its Audit Committee and a member of its Compensation, Governance and Nominating Committee.

Mr. Barton serves as the Chairman of the Audit Committee and as a member of the Governance, Compensation and Nominating Committee of the Company. His executive experience as well as his extensive financial background qualify him for the position.

Lydia I. Beebe was appointed to the Company’s Board of Directors in November 2016. Ms. Beebe is Principal of the corporate governance consulting business, LIBB Advisors. She was Senior of Counsel for Wilson Sonsini Goodrich and Rosati from 2015 until 2017. Prior to this, Ms. Beebe served as Chief Governance Officer and Corporate Secretary of one of the world’s leading energy companies, Chevron Corporation (“Chevron”) from 2007 to 2015. Ms. Beebe began her career as a staff attorney for Chevron in 1977. From 1981 to 1985, Ms. Beebe became a Washington D.C. Representative representing Chevron with the Executive Branch and the House of Representatives. Returning to California, Ms. Beebe worked her way up through the Office of Chief Tax Counsel from 1985 to 1995. In 1995, Ms. Beebe was promoted to Corporate Secretary and an Officer of the company, the first female corporate officer in Chevron’s 127-year history. Ms. Beebe remained Corporate Secretary until 2007 when she also became the Chief Governance Officer until she retired in 2015. Ms. Beebe holds a B. S. in journalism from University of Kansas, a J.D. from the University of Kansas, as well as a M.B.A. from Golden Gate University. Ms. Beebe previously served on the boards of directors of HCC Insurance Holdings, Inc. (NYSE: HCC), the Council of Institutional Investors, Presidio Trust, University of Delaware’s Weinberg Center for Corporate Governance and California Fair Employment & Housing Commission. She currently serves on the boards of Stanford University’s Rock Center for Corporate Governance, Kansas City Southern (NYSE: KSU) and EQT Corp. (NYSE:EQT).

Ms. Beebe serves as the Company’s Chairman of the Governance, Compensation and Nominating Committee and as a member of the Audit Committee. Her extensive experience in the energy business and her expertise in corporate governance qualify her for the position.

John R. Block has served as a member of the Company’s Board of Directors since October 2008. From 1981 to 1986, Mr. Block served as United States Secretary of Agriculture under President Ronald Reagan. He is currently an Illinois farmer and a Senior Policy Advisor to Olsson Frank Weeda Terman Bode Matz PC, an organization that represents the food industry. Mr. Block has held this position since January 2005. From January 2002 to January 2005, he served as Executive Vice President at the Food Marketing Institute, an organization representing food retailers and wholesalers. From February 1986 to January 2002, Mr. Block served as President of Food Distributors International. Mr. Block is currently a member of the board of directors of Digital Angel Corporation and Metamorphix, Inc. Mr. Block previously served on the board of directors of each of Deere and Co., Hormel Foods Corporation and Blast Energy Services, Inc. Mr. Block received his Bachelor of Arts degree from the United States Military Academy.

Mr. Block serves as a member of the Company’s Governance, Compensation and Nominating Committee. His experience with agricultural commodities, understanding of political affairs, and prior board experience qualify him for the position.

Naomi L. Boness was appointed to the Company’s Board of Directors in June 2020. Ms. Boness is serving as the Managing Director of the Stanford Natural Gas Initiative since 2019. She has served as the Senior Analyst for Upstream Strategy and Planning at Chevron Corporation from 2016 to 2019. Before that, she was the Reserve Consultant at Chevron Corporation from 2012 to 2016. Ms. Boness received her B.Sc. in Geophysics from the University of Leeds in 1998, her M.Sc. in Geological Science from Indiana University and her Ph.D. in Geophysics from Stanford University in 2006.

Ms. Boness serves as a member of the Company’s Audit Committee. Her experience in the energy business and her expertise in investment analysis and strategic planning qualify her for the position.

Todd A. Waltz has served as our Executive Vice President, Chief Financial Officer and Secretary since March 2010. From 2007 to March 2010, Mr. Waltz served as the Company’s Corporate Controller. From 1994 to 2007, Mr. Waltz served in a variety of senior financial management roles with Apple, Inc. in Cupertino, CA. Prior to this, Mr. Waltz worked with Ernst & Young. Until November 2013, Mr. Waltz served as Chief Executive Officer and sole board member of Vision Global Solutions, Inc. (OTC: VIGS). Mr. Waltz is a Certified Public Accountant (inactive) in the state of California. Mr. Waltz holds a Bachelor of Arts degree from Mount Union College, an MBA from Santa Clara University and a Master of Science degree in Taxation from San Jose State University.

Andrew B. Foster has served as Executive Vice President of the Company and President and Chief Operating Officer of Aemetis Advanced Fuels Keyes, Inc., a wholly-owned subsidiary of the Company, since June 2008. Mr. Foster joined American Ethanol in March 2006. Mr. Foster served as Vice President of Corporate Marketing for Marimba, Inc., an enterprise software company, which was acquired by BMC Software (“BMC”) in July 2004. From July 2004 to April 2005, Mr. Foster served as Vice President of Corporate Marketing for the Marimba product line at BMC. In April 2005, Mr. Foster was appointed Director of Worldwide Public Relations for BMC and served in that capacity until December 2005. From May 2000 to March 2003, Mr. Foster served as Director of Corporate Marketing for eSilicon Corporation, a fabless semiconductor company. Mr. Foster also served as Associate Director of Political Affairs at the White House from 1989 to 1992, and Deputy Chief of Staff to Illinois Governor Jim Edgar from 1995 to 1998. Mr. Foster holds a Bachelor of Arts degree in Political Science from Marquette University in Milwaukee, Wisconsin.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Board Leadership Structure and Board’s Role in Risk Oversight

The Board of Directors of Aemetis, Inc. (the “Board”) consists of five (5) directors classified into three separate classes, consisting of two (2) directors in Class I and Class III and one (1) director in Class II, with one class being elected each year to serve a staggered three-year term. Under the current Articles of Incorporation and Bylaws of the Company, elections of one class of directors are held at each annual meeting of stockholders and until their respective successors are duly qualified and elected or such earlier date of resignation or removal.

Our Board retains flexibility to select its Chairman of the Board and Chief Executive Officer in the manner that it believes is in the best interests of our stockholders. Accordingly, the Chairman of the Board and the Chief Executive Officer may be filled by one individual or two. The Board currently believes that having Mr. McAfee serve as both Chief Executive Officer and Chairman of the Board is in the best interests of the stockholders given Mr. McAfee’s extensive knowledge of, years of service to, and experience with, the Company. The Board has designated Francis Barton as Lead Independent Director, to preside over the Board’s Executive Sessions and fulfill other duties.

Both the full Board and its committees oversee the various risks faced by the Company. Management is responsible for the day-to-day management of the Company’s risks and provides periodic reports to the Board and its committees relating to those risks and risk-mitigation efforts.

Board oversight of risk is conducted primarily through the standing committees of the Board, the members of which are independent directors, with the Audit Committee taking a lead role on oversight of financial risks and in interfacing with management on significant risks or exposures and assessing the steps management has taken to minimize such risks. The Audit Committee is also charged with, among other tasks, oversight of management on the Company’s guidelines and policies with respect to risk monitoring, assessment and management. Members of the Company’s management periodically report to the Audit Committee regarding risks overseen by the Audit Committee, including quarterly reports with respect to the Company’s internal controls over financial reporting.

Committees of the Board of Directors

The Board has the following standing committees: (1) Audit Committee and (2) Governance, Compensation and Nominating Committee. The Board has adopted a written charter for each of these committees, copies of which can be found in the Governance page of the Investor Relations section of our website at www.aemetis.com. The Board has determined that all members of both committees of the Board are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect.

The following chart details the current membership of each committee:

Name of Director	Audit	Governance, Compensation and Nominating
Francis Barton	C	M
Lydia I. Beebe	M	C
John R. Block	-	M
Naomi L. Boness	M	-
M = Member	C = Chair

Audit Committee

The Audit Committee (i) oversees our accounting, financial reporting and audit processes; (ii) appoints, determines the compensation of, and oversees the independent auditors; (iii) pre-approves audit and non-audit services provided by the independent auditors; (iv) reviews the results and scope of audit and other services provided by the independent auditors; (v) reviews the accounting principles and practices and procedures used in preparing our financial statements; (vi) reviews our internal controls; and (vi) oversees, considers and approves related party transactions.

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

Francis Barton, Lydia I. Beebe, and John R. Block (until January 1, 2021, when Naomi L. Boness was appointed) served as members of the Audit Committee in 2020, with Mr. Barton serving as Chair. Each of the Audit Committee members is an independent director within the meaning set forth in the rules of the SEC and NASDAQ, as currently in effect. Our Board has determined that all current Audit Committee members meet the heightened independence criteria of Rule 10A-3 of the Securities Exchange Act applicable to Audit Committee members. In addition, the Board of Directors has determined that Mr. Barton is an “audit committee financial expert” as defined by SEC and NASDAQ rules, as currently in effect.

Governance, Compensation and Nominating Committee

The Governance, Compensation and Nominating Committee (i) annually evaluates and reports to the Board on the performance and effectiveness of the Board and management to assist them in serving the interest of the Company’s shareholders; (ii) identifies, interviews, recruits, and recommends candidates for the Board; (iii) reviews the qualification, capability, independence, diversity, and other relevant factors in connection with candidates recommended or nominated to the Board or its committees, (iv) reviews and approves corporate goals and objectives relevant to the chief executive officer’s compensation, evaluates the chief executive officer’s performance relative to goals and objectives, and sets the chief executive officer’s compensation annually; (v) makes recommendations annually to the Board with respect to non-chief executive officer compensation; (vi) develops and recommends governance principles applicable to the Company; and (vii) oversees the evaluation of the Board and management from a corporate governance perspective.

Francis Barton, Lydia I. Beebe, and Dr. Steven Hutcheson served as members of the Governance, Compensation and Nominating Committee in 2020, with Ms. Beebe serving as Chair. Dr. Hutcheson resigned from the Board and the Governance, Compensation and Nominating Committee on January 31, 2020. John Block joined the Governance, Compensation and Nominating Committee in January 2021. Each member of the Governance, Compensation and Nominating Committee is an independent director within the meaning set forth in the rules of the SEC and NASDAQ, as currently in effect, including after giving consideration to the factors specified in the NASDAQ listing rules for compensation committee independence.

The Governance, Compensation and Nominating Committee considers properly submitted stockholder recommendations for candidates for membership on the Board as described below under “Identification and Evaluation of Nominees for Directors.” In evaluating such recommendations, the Governance, Compensation and Nominating Committee seeks to achieve a balance of knowledge, experience and capability on the Board and to address the membership criteria set forth under “Director Qualifications” below.

Director Qualifications

The Governance, Compensation and Nominating Committee does not have any specific, minimum qualifications that must be met by a Governance, Compensation and Nominating Committee-recommended nominee, but uses a variety of criteria to evaluate the qualifications and skills necessary for members of our Board, including capability, availability to serve, diversity, independence and other factors. Under these criteria, members of the Board should have the highest professional and personal ethics and values. A director should have broad experience at the policy-making level in business, government, education, technology or public interest. A director should be committed to enhancing stockholder value and should have sufficient time to carry out his or her duties, and to provide insight and practical wisdom based on his or her past experience. A director’s service on other boards of public companies should be limited to a number that permit him or her, given individual circumstances, to perform the director duties responsibly. Each director must represent the interests of Aemetis stockholders.

Identification and Evaluation of Nominees for Directors

The Governance, Compensation and Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director. The Governance, Compensation and Nominating Committee regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated or otherwise arise, the Governance, Compensation and Nominating Committee considers various potential candidates for director. Candidates may come to the attention of the Governance, Compensation and Nominating Committee through current members of the Board, professional search firms, stockholders or other persons. These candidates are evaluated at regular or special meetings of the Governance, Compensation and Nominating Committee, and may be considered at any point during the year. The Governance, Compensation and Nominating Committee considers properly submitted stockholder recommendations for candidates for the Board. In evaluating such recommendations, the Governance, Compensation and Nominating Committee uses the qualifications standards discussed above and seeks to achieve a balance of knowledge, experience and capability on the Board.

A copy of the Committee’s written charter is available on the Governance page of the Investor Relations section of our website at www.aemetis.com.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to our directors and all of our employees, including our Chief Executive Officer, Chief Financial Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions. The Code of Business Conduct and Ethics is posted on the Governance page of the Investor Relations section of our website at www.aemetis.com. The Code of Business Conduct and Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. Aemetis will disclose any amendment to the Code of Business Conduct and Ethics or waiver of a provision of the Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, controller and any other principal accounting officer, and any other person performing similar functions and relates to certain elements of the Code of Business Conduct and Ethics, including the name of the officer to whom the waiver was granted, on the Investor Relations section of our website at www.aemetis.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based upon a review of those forms and representations regarding the need for filing Form 5, we believe during the year ended December 31, 2020 that each of our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company during and with respect to fiscal year 2020 and the written representations of its directors and executive officers.

Item 11. Executive Compensation

Named Executive Directors

The following table sets forth the name, age (as of April 30, 2021) and position of each of our named executive officers for 2020.

Name	Age	Position
Eric A. McAfee	58	Chief Executive Officer and Chairman of the Board
Todd A. Waltz	59	Executive Vice President, Chief Financial Officer and Secretary
Andrew B. Foster	55	Executive Vice President and Chief Operating Officer

The information provided below is biographical information about each named executive officer.

Eric A. McAfee co-founded the Company in 2005 and has served as its Chairman of the Board since February 2006. Mr. McAfee was appointed Chief Executive Officer of the Company in February 2007. Mr. McAfee has been an entrepreneur, merchant banker, venture capitalist and farmer/dairyman for more than 20 years. Since 1995, Mr. McAfee has been the Chairman of McAfee Capital and since 1998 has been a principal of Berg McAfee Companies, an investment company. Since 2000, Mr. McAfee has been a principal of Cagan McAfee Capital Partners through which Mr. McAfee has founded or acquired twelve energy and technology companies. In 2003, Mr. McAfee co-founded Pacific Ethanol, Inc. (now Alto Ingredients, Inc.) (NASDAQ: ALTO), a West Coast ethanol producer and marketer. Mr. McAfee received a B.S. in Management from Fresno State University in 1986 and served as Entrepreneur in Residence of The Wharton Business School MBA Program in 2007. Mr. McAfee is a graduate of the Harvard Business School Private Equity and Venture Capital Program and is a 1993 graduate of the Stanford Graduate School of Business Executive Program. Mr. McAfee’s industry experience and leadership skills qualify him for the position.

Andrew B. Foster has served as Executive Vice President of the Company and President and Chief Operating Officer of Aemetis Advanced Fuels Keyes, Inc., a wholly-owned subsidiary of the Company, since June 2008. Mr. Foster joined American Ethanol in March 2006. Mr. Foster served as Vice President of Corporate Marketing for Marimba, Inc., an enterprise software company, which was acquired by BMC Software (“BMC”) in July 2004. From July 2004 to April 2005, Mr. Foster served as Vice President of Corporate Marketing for the Marimba product line at BMC. In April 2005, Mr. Foster was appointed Director of Worldwide Public Relations for BMC and served in that capacity until December 2005. From May 2000 to March 2003, Mr. Foster served as Director of Corporate Marketing for eSilicon Corporation, a fabless semiconductor company. Mr. Foster also served as Associate Director of Political Affairs at the White House from 1989 to 1992, and Deputy Chief of Staff to Illinois Governor Jim Edgar from 1995 to 1998. Mr. Foster holds a Bachelor of Arts degree in Political Science from Marquette University in Milwaukee, Wisconsin.

Todd A. Waltz has served as our Executive Vice President, Chief Financial Officer and Secretary since March 2010. From 2007 to March 2010, Mr. Waltz served as the Company’s Corporate Controller. From 1994 to 2007, Mr. Waltz served in a variety of senior financial management roles with Apple, Inc. in Cupertino, CA. Prior to this, Mr. Waltz worked with Ernst & Young. Until November 2013, Mr. Waltz served as Chief Executive Officer and sole board member of Vision Global Solutions, Inc. (OTC: VIGS). Mr. Waltz is a Certified Public Accountant (inactive) in the state of California. Mr. Waltz holds a Bachelor of Arts degree from Mount Union College, an MBA from Santa Clara University and a Master of Science degree in Taxation from San Jose State University.

The Chief Executive Officer is chosen by the Board and other executive officers are chosen by the Chief Executive Officer. Each executive officer holds office until a successor has been elected and qualified or until such officer’s earlier death, resignation or removal.

Summary Compensation Table

The following table sets forth information concerning compensation paid or accrued for services rendered to the Company in all capacities for the fiscal years 2019 and 2020 to the named executive officers, which includes the Company’s Chief Executive Officer and the Company’s other two most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards(1) ($)	Other Compensation ($)	Total Compensation ($)

Eric A. McAfee (2), Chief Executive Officer	2020	310,000	50,000	-	-	360,000
	2019	310,000	50,000	-	-	360,000

Todd A. Waltz, Chief Financial Officer	2020	250,000	50,000	147,464	10,000	457,464
	2019	250,000	50,000	111,507	10,000	421,507

Andrew B. Foster, Executive Vice President	2020	230,000	50,000	134,279	9,200	423,479
	2019	230,000	50,000	97,074	9,200	386,274

(1) These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options or warrants). This column represents the aggregate grant date fair value of stock options granted during fiscal years 2019 and 2020 to each of the named executive officers, in accordance with ASC Topic 718 Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made when calculating the amounts in this column are found in Note 10 (Stock-Based Compensation) of the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2020 Annual Report filed with the SEC on March 15, 2021.

(2) Mr. McAfee’s compensation is solely for his service as an executive officer and he does not receive any additional compensation for his service as Chairman of the Board.

Outstanding Equity Awards at Fiscal Year End (2020)

The following table shows all outstanding equity awards held by the named executive officers at the end of fiscal year 2020.

OPTIONS/WARRANTS AWARDS

Name	Award Date	No. of Securities underlying unexercised options/warrants (#) exercisable	No. of Securities underlying unexercised options/warrants (#) unexercisable	Options/Warrant exercise price ($)	Option/ Warrant expiration date

Todd A. Waltz	3/28/2020	37,500(2)	112,500(2)	0.60	3/28/2030
	1/9/2020	30,000(2)	90,000(2)	0.86	1/9/2030
	6/6/2019	32,500(2)	32,500(2)	0.92	6/5/2029
	1/8/2019	70,000(2)	50,000(2)	0.70	1/7/2029
	5/17/2018	50,000(2)	10,000(2)	1.71	5/16/2028
	1/18/2018	110,000(2)	10,000(2)	0.70	1/18/2028
	11/16/2017	30,000(1)	-	0.67	11/16/2027
	1/19/2017	100,000(2)	-	1.72	1/19/2027
	5/19/2016	120,000(2)	-	2.54	5/21/2026
	12/10/2015	20,000(3)	-	2.59	5/10/2025
	5/21/2015	20,000(2)	-	4.35	5/21/2022

Andrew B. Foster	3/28/2020	37,500(2)	112,500(2)	0.60	3/28/2030
	1/9/2020	25,000(2)	75,000(2)	0.86	1/9/2030
	6/6/2019	30,000(2)	30,000(2)	0.92	6/5/2029
	1/8/2019	48,333(2)	41,667(2)	0.7	1/7/2029
	5/17/2018	50,000(2)	10,000(2)	1.71	5/16/2028
	1/18/2018	91,667(2)	8,333(2)	0.7	1/18/2028
	1/19/2017	100,000(2)	-	1.72	1/19/2027
	5/19/2016	100,000(2)	-	2.54	5/21/2026
	12/10/2015	20,000(3)	-	2.59	5/10/2025
	5/21/2015	20,000(2)	-	4.35	5/21/2022

(1) Option fully vested on the date of grant.
(2) One-twelfth (1/12) of the shares subject to the option vest every three months following the date of grant.
(3) One-twelfth (1/12) of the shares subject to the warrant vest every three months following the date of grant.

Stock Option Grants (2020)

The exercise price for stock option awards granted during 2020 was set at the closing price as reported by NASDAQ on the date of grant, and each such award has a term of 10 years from the date of grant. One twelfth (1/12th) of the shares subject to the options granted to employees and executives during January 2020, March 2020, and April 2020 vest every three months from the date of grant. Grants to non-employee Board members vested immediately. No outstanding stock option awards were materially modified during 2020.

Option Exercises and Stock Vested (2020)

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

Andrew B. Foster	40,000	$158,500

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We are party to the following agreements with our named executive officers:

Eric A. McAfee

Effective September 1, 2011, the Company entered into an employment agreement with Mr. McAfee in connection with his continuing responsibilities as Chief Executive Officer. Under Mr. McAfee’s employment agreement, he originally received an annual salary of $180,000 per year, subject to annual review and adjustments. Effective January 1, 2017, the Governance, Compensation and Nominating Committee approved an increase in his annual salary from $250,000 per year to $310,000 per year. Effective January 1, 2020, Mr. McAfee entered into an employment agreement on substantially the same terms as the prior agreement except for the change of control increase to a period of twelve (12) months. In addition, Mr. McAfee is entitled to an annual cash bonus in an amount determined by the Board of Directors based upon attainment of certain performance milestones as determined by the Board from time to time. For 2019, the annual bonus for Mr. McAfee was determined by taking into consideration the profitability of future operations, likelihood of future success of the company, and executive leadership participation qualities, adjusted by the impact of external policy, political and economic events as positive or negative influences on the amount of difficulty required to execute on the business plan. This amount was then scaled to $50,000 to reflect the amount of cash available for executive bonuses for the 2020 fiscal year. The initial term of Mr. McAfee’s employment agreement was for three years with automatic one-year renewals thereafter, unless terminated by either party on sixty days’ notice prior to the end of the then-current period.

If, prior to a Change in Control (as defined in the agreement), Mr. McAfee is terminated other than for Cause (as defined in the agreement) or as a result of his death or Total Disability (as defined in the agreement) or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. McAfee is entitled to receive severance benefits of (i) cash payments equal to his then-current base salary for a period of twelve (12) months payable in accordance with the Company’s normal payroll practices, and (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of six (6) months following the date of termination or until such time as Mr. McAfee is covered under another employer’s group policy for such benefits. If, on or following a Change in Control, Mr. McAfee’s employment is Constructively Terminated or involuntarily terminated other than for Cause, death or Total Disability, then provided he signs a release of claims, in addition to the severance benefits provided above, all of his then unvested restricted stock or stock options shall become immediately vested.

Todd A. Waltz

On March 15, 2010, the Company entered into an employment agreement with Mr. Waltz to serve as the Company’s Chief Financial Officer. Under Mr. Waltz’s employment agreement, Mr. Waltz originally received an annual salary of $180,000 per year, subject to annual review and adjustments. Effective January 1, 2017, the Governance, Compensation and Nominating Committee approved an increase in his annual salary from $230,000 per year to $250,000 per year. Effective January 1, 2020, Mr. Waltz entered into an employment agreement on substantially the same terms as the prior agreement except for the change of control increase to a period of twelve (12) months. Mr. Waltz is entitled to an annual bonus of up to $50,000. For 2019, the annual bonus for Mr. Waltz was based on an estimation of his contribution to the goals achieved by the Company, as defined by the same formula applied to the Chief Executive Officer. The initial term of Mr. Waltz’s employment agreement was for three years with automatic one-year renewals unless terminated by either party on sixty days’ notice prior to the end of the then-current extension period.

If, prior to a Change in Control (as defined in the agreement), Mr. Waltz is terminated other than for Cause (as defined in the agreement) or as a result of his death or Total Disability (as defined in the agreement) or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. Waltz is entitled to severance benefits of (i) cash payments equal to his monthly base salary for a period of one (1) year payable in accordance with the Company’s normal payroll practices, and (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of three (3) months following the date of termination or until such time as Mr. Waltz is covered under another employer’s group policy for such benefits. If, on or following a Change of Control, Mr. Waltz’s employment is Constructively Terminated or involuntarily terminated other than for Cause, death or Total Disability, then provided he signs a release of claims, in addition to the severance benefits provided above, all of his then unvested restricted stock or stock options shall become immediately vested.

Andrew B. Foster

On May 22, 2007, the Company entered into an employment agreement with Mr. Foster to serve as the Company’s Executive Vice President and Chief Operating Officer. Under Mr. Foster’s employment agreement, Mr. Foster originally received an annual salary of $180,000 per year, subject to annual review and adjustments. Effective January 1, 2017, the Governance, Compensation and Nominating Committee approved an increase in his annual salary from $210,000 per year to $230,000 per year. Effective January 1, 2020, Mr. Foster entered into an employment agreement on substantially the same terms as the prior agreement except for the change of control increase to a period of twelve (12) months. Mr. Foster is entitled to a discretionary annual bonus of up to $50,000. For 2019, the annual bonus for Mr. Foster was based on an estimation of his contribution to the goals achieved by the Company, as defined by the same formula applied to the Chief Executive Officer. The initial term of Mr. Foster’s employment agreement was for three years with automatic one-year renewals unless terminated by either party on sixty days’ notice prior to the end of the then-current extension period.

If, prior to a Change in Control (as defined in the agreement), Mr. Foster is terminated other than for Cause (as defined in the agreement) or as a result of his death or Total Disability (as defined in the agreement) or is Constructively Terminated (as defined in the agreement), then provided he signs a release of claims, Mr. Foster is entitled to severance benefits of (i) cash payments equal to his monthly base salary for a period of one (1) year payable in accordance with the Company’s normal payroll practices, and (ii) company-paid health, dental, and vision insurance coverage for him and his dependents until the earlier of three (3) months following the date of termination or until such time as Mr. Foster is covered under another employer’s group policy for such benefits. If, on or following a Change of Control, Mr. Foster’s employment is Constructively Terminated or involuntarily terminated other than for Cause, death or Total Disability, then provided he signs a release of claims, in addition to the severance benefits provided above, all of his then unvested restricted stock or stock options shall become immediately vested.

Potential Payments Upon Termination or Change-In-Control (2020)

The following table quantifies the estimated payments and benefits that would be provided to each named executive officer upon the occurrence of the indicated event, assuming that the event occurred on December 31, 2020, pursuant to those arrangements described above in detail under the heading “Employment Contracts and Termination of Employment and Change-In-Control Arrangements.” The values related to vesting of stock options and awards are based upon the fair market value of our common stock of $2.49 per share as reported on the NASDAQ Global Market on December 31, 2020, the last trading day of our fiscal year. Actual payments made at any future date would vary, including based upon the amount the named executive officer would have accrued under the applicable benefit or compensation plan as well as based upon the price of our common stock.

Name	Category of Benefit	Termination Without Cause or Constructive Termination Not in Connection with a Change in Control ($)	Termination Without Cause or Constructive Termination in Connection with or after a Change in Control ($)
Eric A. McAfee	Salary	310,000	310,000
	COBRA	41,760	41,760
	Equity Acceleration	-	-
	Total	351,760	351,760

Todd A. Waltz	Salary	250,000	250,000
	COBRA	39,944	39,944
	Equity Acceleration	-	525,550
	Total	289,944	815,494

Andrew B. Foster	Salary	230,000	230,000
	COBRA	41,455	41,455
	Equity Acceleration	-	479,275
	Total	271,455	750,730

Equity Compensation Plans

On April 29, 2019, the Aemetis 2019 Stock Plan (the “2019 Stock Plan”) was approved by stockholders of the Company. This plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Administrator may determine in its discretion. The 2019 Stock Plan’s term is 10 years and supersedes all prior plans. The 2019 Stock Plan authorized the issuance of 200,000 shares of common stock for the 2019 calendar year, in addition to permitting transferring and granting any available and unissued or expired options under the Amended and Restated 2007 Stock Plan in an amount up to 177,246 options. With the approval of the 2019 Stock Plan, the Zymetis 2007 Stock Plan and the Amended and Restated 2007 Stock Plan (collectively, the “Prior Plans”) were terminated any no further options may be granted under either Prior Plan. However, any options granted prior to the 2019 Stock Plan was approved will remain outstanding and can be exercised, and any expired options will be available to grant under the 2019 Stock Plan.

The Company’s shareholders approved the Company’s 2007 Stock Plan at the Company’s 2010 Annual Shareholders Meeting. The Company’s shareholders further approved an amendment to the 2007 Stock Plan at the 2015 Annual Shareholders Meeting to extend its term and increase the number of shares automatically added to the shares reserved for issuance thereunder each year. On July 1, 2011, the Company acquired the 2006 Stock Plan pursuant to the acquisition of Zymetis, Inc. and gave Zymetis, Inc. option holders the right to convert shares of Zymetis, Inc. into the Company’s common stock pursuant to the terms provided in the 2006 Stock Plan. During 2015, the Company established an Equity Inducement plan pursuant to which 100,000 shares were made available specifically to attract human talent. The following table provides information about the Prior Plans and the compensatory warrants and options as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)

Aemetis 2019 Stock Plan Approved by Shareholders	2,279,086	0.74	281,202
Aemetis Amended & Restated 2007 Stock Plan Approved by Shareholders	3,047,500	1.44	-
Equity in the form of warrants Approved by Shareholders	95,000	2.59	-
Equity in the form of options issued to new hire employees not approved by security holders	-	-	100,000

Total	5,421,586		381,202

 (1) Amount consists of shares available for future issuance under the Prior Plans.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2020, no member of the Governance, Compensation and Nominating Committee was an officer or employee of the Company or had any relationship requiring disclosure under “Certain Relationships and Related Transaction” below. In addition, no member of the Governance, Compensation and Nominating Committee or executive officer of the Company served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our Board or Governance, Compensation and Nominating Committee.

The Company has reviewed and considered all of its compensation plans and practices and does not believe that its compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Governance, Compensation and Nominating Committee Report

The following is the report of the Governance, Compensation and Nominating Committee of the Board of Directors.

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate filings made by the Company, including this Amendment No.1 to the 2020 10-K, in whole or in part, the following Governance, Compensation and Nominating Committee Report shall not be deemed to be “soliciting material” or to be incorporated by reference into any prior or future filings made by the Company.

The Governance, Compensation and Nominating Committee has reviewed and discussed the foregoing Executive Compensation section with management, and based on that review and discussion, the Governance, Compensation and Nominating Committee recommended to the Board that the foregoing Executive Compensation section be included in this Annual Report on Form 10-K for the year ended December 31, 2020 and the Company’s proxy statement for the 2021 Annual Meeting of Stockholders.

Respectfully submitted,

Governance, Compensation and Nominating Committee

Lydia I. Beebe (Chair)
Francis P. Barton
John R. Block

Director Compensation

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director of the Company for some portion or all of 2020. Other than as set forth in the table and described more fully below, the Company did not pay any fees, make any equity or non-equity awards, or pay any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation below.

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards(1)(2)) ($)	Total
Francis Barton	129,500	63,556	193,056

Lydia I. Beebe	98,250	31,771	130,021

John R. Block	78,250	74,866	153,116

Naomi L. Boness	45,500	5,952	51,452

(1) The amounts in this column represent the aggregate grant date fair value of awarded stock options under ASC Topic 718. The assumptions made when calculating the amounts in this table are found in Note 10 (Stock Based Compensation) of the Notes to Consolidated Financial Statements in our 2020 Annual Report filed with the SEC on March 15, 2021.

(2) For information regarding the aggregate number of shares subject to all outstanding stock option awards and warrant awards held by each named individual at the end of fiscal year 2020, please see the table below titled “Directors’ Outstanding Equity Awards at Fiscal Year End (2020).”

In 2007, the Board adopted a director compensation policy pursuant to which each non-employee director is paid an annual cash retainer of $75,000 and a cash payment of $250 per Board or committee meeting attended telephonically and a cash payment of $500 per Board or committee meeting attended in person. In January, 2021, the Governance, Compensation and Nominating Committee eliminated the payment of meeting attendance fees by granting stock. For the 2021 attendance fees, the Committee provide each Board member with shares representing of $4,000 of value per director, or 1,300 shares. In addition, each non-employee director is initially granted an option exercisable for 10,000 shares of the Company’s common stock, which vests quarterly over two years subject to continuing service to the Company. Board members also receive discretionary annual equity compensation awards in the form of stock options, based upon the Governance, Compensation and Nominating Committee’s evaluation of the contribution of the director to the overall functioning of the Board. In addition, a quarterly cash retainer of $6,000 is paid to the Lead Independent Director, an annual retainer of $10,000 is paid to the chairman of the Governance, Compensation and Nominating Committee and an annual cash retainer of $20,000 is paid to the chairman of the Audit Committee.

Directors’ Outstanding Equity Awards at Fiscal Year End (2020)

The following table shows all outstanding equity awards held by each person serving as a director of the Company at the end of 2020.

		Option/Warrant Awards
Name	AwardDate	No. of securities underlying unexercised options/ warrants (#) exercisable	No. of securities underlying unexercised options/ warrants (#) -unexercisable	Option/ warrant exerciseprice ($)	Option/ warrant expiration date
Francis Barton	3/28/2020	60,000(1)	 ~~-~~	0.60	3/28/2030
	1/9/2020	60,000(1)		0.86	1/9/2030
	6/6/2019	12,500(1)	 ~~-~~	0.92	6/5/2029
	1/8/2019	60,000(1)	 ~~-~~	0.70	1/7/2029
	5/17/2018	30,000 (1)	-	1.71	5/16/2028
	1/18/2018	60,000 (1)	 ~~-~~	0.70	1/18/2028
	11/16/2017	30,000 (1)	-	0.67	11/16/2027
	1/19/2017	50,000 (1)	 ~~-~~	1.72	1/19/2027
	5/19/2016	51,000 (2)	-	2.54	5/21/2026
	12/10/2015	15,000 (3)	-	2.59	12/10/2025

Lydia I. Beebe	3/28/2020	5,000 (1)	 ~~-~~	0.60	3/28/2030
	1/9/2020	50,000(1)		0.86	1/9/2030
	6/6/2019	10,000 (1)	 ~~-~~	0.92	6/5/2029
	1/8/2019	50,000(1)	 ~~-~~	0.70	1/7/2029
	5/17/2018	30,000(1)	-	1.71	5/16/2028
	1/18/2018	50,000(1)	-	0.70	1/18/2028
	11/16/2017	10,000(1)	-	0.67	11/17/2026
	1/19/2017	15,000 (1)	-	1.72	1/19/2027
	11/17/2016	10,000 (4)	-	1.85	11/17/2026

John R. Block	3/28/2020	109,000 (1)	-	0.60	3/28/2030
	1/9/2020	40,000 (1)		0.86	1/9/2030
	6/6/2019	8,000 (1)	-	0.92	6/5/2029
	1/8/2019	40,000 (1)	-	0.70	1/7/2029
	5/17/2018	25,000 (1)	-	1.71	5/16/2028
	01/18/18	40,000 (1)	-	0.70	1/18/2028
	11/16/2017	20,000 (1)	-	0.67	11/16/2027
	1/19/2017	35,000 (1)	-	1.72	1/19/2027
	5/19/2016	36,000 (2)	-	2.54	5/21/2026
	12/10/2015	10,000 (3)	-	2.59	12/10/2025

Naomi L. Boness	6/4/2020	10,000 (4)	 ~~-~~	0.81	6/4/2030

(1) Option fully vested on the date of grant.
(2) 50% vested immediately on the date of grant and one-twelfth (1/12) of the remaining 50% shares subject to the option vest every three months following the date of grant.
(3) Warrants fully vested on the date of grant.
(4) One-twelfth (1/8) of the shares subject to the warrant vest every three months following the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership by Certain Beneficial Owners and Management

The following table sets forth information as of April 5, 2021, regarding the beneficial ownership of each class of our voting stock, including (a) each stockholder who is known by the Company to own beneficially in excess of 5% of each class of our voting stock; (b) each director; (c) the Company’s named executive officers; and (d) the Company’s executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 30,030,300 shares of common stock outstanding as of April 5, 2021. The percentage of beneficial ownership of Series B preferred stock is based upon 1,323,394 shares of Series B preferred stock outstanding as of April 5, 2021. Unless otherwise identified, the address of the directors and officers of the Company is 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA 95014.

	Common Stock		Series B Preferred Stock
Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class	Amount and Nature of Beneficial Ownership	Percentage of Class
Officers & Directors
Eric A. McAfee (1)	2,781,548	9.26%	-	*
Francis Barton (2)	421,952	1.41%	-	*
Lydia I. Beebe (3)	309,397	1.03%	-	*
John R. Block (4)	431,627	1.44%	-	*
Naomi L. Boness (5)	56,300	0.19%	-	*
Andrew Foster (6)	62,356	0.21%	-	*
Todd A. Waltz (7)	485,438	1.62%	-	*
All officers and directors as a group (7 Persons)	4,548,618	15.16%	-	*

5% or more Holders

Powershares Capital Management 301 W Roosevelt Rd. Wheaton, IL 60187	1,676,740	5.58%	-	*

Third Eye Capital (8) 161 Bay Street, Suite 3930 Toronto, Ontario M5J 2S1	1,598,608	5.32%	-	*

Mahesh Pawani Villa No. 6, Street 29, Community 317, Al Mankhool, Dubai, United Arab Emirates	53,536	*	400,000	30.23%

Frederick WB Vogel 902 Duke Street Shelby, NC 281504	53,144	*	350,000	26.45%

———————

(1)
Includes 2,781,548 shares held by McAfee Capital, LLC, a company owned by Mr. McAfee. McAfee Capital has directly or indirectly pledged all of these shares as security for Third Eye Capital debt arrangements.

(2)
Includes 13,452 shares held by Mr. Barton, 393,500 shares issuable pursuant to options exercisable within 60 days of April 5, 2021 and 15,000 common stock warrants fully exercisable.

(3)
Includes 19,397 shares held by Ms. Beebe, 290,000 shares issuable pursuant to options exercisable within 60 days of April 5, 2021.

(4)
Includes 54,627 shares held by Mr. Block, 367,000 shares issuable pursuant to options exercisable within 60 days of April 5, 2021, and 10,000 common stock warrants fully exercisable.

(5)
Includes 1,300 shares held by Ms. Boness, 55,000 shares issuable pursuant to options exercisable within 60 days of April 5, 2021.

(6)
Includes 3,310 shares held by Mr. Foster, 59,046 shares issuable pursuant to options exercisable within 60 days of April 5, 2021.

(7)
Includes 167,940 shares held by Mr. Waltz, 317,498 shares issuable pursuant to options exercisable within 60 days of April 5, 2021.

(8)
Includes 1,151,373 held by Third Eye Capital Management, 436,569 shares held by Roytor & Co and 10,666 Sprott Private Credit Credit Trust residing in Canada.

Equity Compensation Plans

The information required regarding equity compensation plans is incorporated herein by reference from the Item. 11 to this Amendment No. 1 on Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following are transactions entered into in fiscal years 2020 and 2019 and any currently proposed transaction, (i) in which the Company was or is to be a participant, (ii) the amount involved exceeds $120,000, and (iii) in which any director, executive officer, five percent stockholder or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Audit Committee is responsible for reviewing and approving in advance any proposed related person transactions. The Governance, Compensation and Nominating Committee is also responsible for reviewing the Company’s policies with respect to related person transactions and overseeing compliance with such policies.

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $1.1 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The balance accrued related to these employment agreements was $0.4 million as of December 31, 2019. For the years ended December 31, 2020 and 2019, the Company expensed $23 thousand and $36 thousand, respectively, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of December 31, 2020, $0.1 million remained as a prepaid expense.

As consideration for the reaffirmation of guaranties required by Amendment No. 13 and 14 to the Note Purchase Agreement which the Company entered into with Third Eye Capital on March 1, 2017 and March 27, 2018 respectively, the Company also agreed to pay $0.2 million annually as consideration to McAfee Capital in exchange for its willingness to provide the guaranties. On May 7, 2020 the Audit Committee of the Company approved a guarantee fee of 0.4% on the outstanding balance of Third Eye Capital Notes annually. The balance of $0.8 million and $0.3 million remained as an accrued liability for guaranty fees as of December 31, 2020 and December 31, 2019, respectively.

The Company owes various members of the Board amounts totaling $1.2 million as of December 31, 2020 and December 31, 2019, for each period, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the years ended December 31, 2020 and 2019, the Company expensed $0.4 million and $0.3 million, respectively, in connection with board compensation fees.

We employ Mr. Adam McAfee as Vice President, Finance at the base salary of $180,000. Mr. Adam McAfee is the brother of Mr. Eric McAfee, our Chief Executive Officer and Chairman of the Board. Mr. Adam McAfee received compensation, including stock option of $33,448 during the fiscal year 2020 and, $30,546 during the fiscal year 2019.

Board Independence

The Board of Directors has determined that all of its current directors except Eric A. McAfee, who currently serves as Aemetis’ Chief Executive Officer, are independent directors within the meaning set forth in the applicable rules and regulations of the SEC and The NASDAQ Stock Market LLC, as currently in effect

Item 14. Principal Accounting Fees and Services

Auditor Fee and Services in Fiscal Years 2019 and 2020

RSM US LLP was appointed as our registered independent public accountant on May 21, 2012. The fees billed by RSM US LLP for the audits of the 2019 and 2020 financial statements are as follows:

	2019	2020
Audit Fees	$361,228	$340,375
Audit-Related Fees	-	31,343
Total Audit and Audit-Related Fees	$361,228	$371,718

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements, and review of the interim consolidated financial statements included in quarterly reports and services that normally provided by RSM US LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of assistance provided with respect to the Form S-8, Prospectus Supplement and Comfort Letters.

Audit Committee’s Pre-Approval Policies and Procedures

Consistent with policies of the SEC regarding auditor independence and the Audit Committee charter, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the registered independent public accounting firm (the “Firm”). The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Firm. Pre-approval is detailed as to the particular service to category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing request for services by the Firm, the Audit Committee considers whether such services are consistent with the Firm’s independence, whether the Firm is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.

In fiscal years 2019 and 2020, all fees identified above under the captions “Audit Fees” and “Audit-Related Fees” that were billed by RSM US LLP were approved by the Audit Committee in accordance with SEC requirements.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K/A:

1. Financial Statements:

All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the 2020 10-K filed on March 15, 2021.

2. Financial Statement Schedules:

None

3. Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

INDEX TO EXHIBITS
		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
31.3
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020
X
31.4
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020
X