Form 10-Q
period 2021-03-31
AEMETIS, INC
filed 2021-05-12
CIK 738214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
OR
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
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock on April 30, 2021 was 31,414,465 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2021

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop new and to maintain and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on terms reasonably acceptable to us or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except for par value)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents ($1,102 and $235 respectively from VIE)	$15,787	$592
Accounts receivable, net of allowance for doubtful accounts of $1,404 and $1,260 as of March 31, 2021 and December 31, 2020	1,755	1,821
Inventories	4,210	3,969
Prepaid expenses ($135 and $192 respectively from VIE)	2,141	750
Other current assets ($91 and $741 respectively from VIE)	323	1,551
Total current assets	24,216	8,683

Property, plant and equipment, net ($26,440 and $22,628 respectively from VIE)	113,090	109,880
Operating lease right-of-use assets ($23 and $28 respectively from VIE)	2,783	2,889
Other assets ($24 and $24 respectively from VIE)	3,644	3,687
Total assets	$143,733	$125,139

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($6,988 and $6,271 respectively from VIE)	$17,574	$20,739
Current portion of long term debt	11,848	44,974
Short term borrowings	13,559	14,541
Mandatorily redeemable Series B convertible preferred stock	3,277	3,252
Accrued property taxes	6,085	5,674
Accrued contingent litigation fees	6,200	6,200
Current portion of operating lease liability ($10 and $10 respectively from VIE)	325	316
Current portion of Series A preferred units ($3,000 and $2,015 respectively from VIE)	3,000	2,015
Other current liabilities ($300 and $129 respectively from VIE)	4,498	4,524
Total current liabilities	66,366	102,235
Long term liabilities:
Senior secured notes and revolving notes	129,968	125,624
EB-5 notes	32,500	32,500
Other long term debt	11,540	11,980
Series A preferred units ($36,293 and $32,022 respectively from VIE)	36,293	32,022
Operating lease liability ($8 and $11 respectively from VIE)	2,502	2,578
Other long term liabilities ($77 and $74 respectively from VIE)	2,931	2,944
Total long term liabilities	215,734	207,648

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 29,851 and 22,830 shares issued and outstanding each period, respectively	30	23
Additional paid-in capital	157,933	93,426
Accumulated deficit	(292,192)	(274,080)
Accumulated other comprehensive loss	(4,139)	(4,114)
Total stockholders' deficit	(138,367)	(184,744)
Total liabilities and stockholders' deficit	$143,733	$125,139

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(Unaudited, in thousands except for earnings per share)

	For the three months ended March 31,
	2021	2020
Revenues	$42,807	$39,480
Cost of goods sold	46,415	39,913
Gross loss	(3,608)	(433)

Research and development expenses	23	117
Selling, general and administrative expenses	5,382	3,936
Operating loss	(9,013)	(4,486)

Other (income) expense:
Interest expense
Interest rate expense	5,965	5,586
Debt related fees and amortization expense	1,215	1,290
Accretion of Series A preferred units	1,943	960
Other income	(31)	(63)
Loss before income taxes	(18,105)	(12,259)
Income tax expense (benefit)	7	(207)
Net loss	$(18,112)	$(12,052)

Other comprehensive loss
Foreign currency translation loss	(25)	(668)
Comprehensive loss	$(18,137)	$(12,720)

Net loss per common share
Basic	$(0.69)	$(0.58)
Diluted	$(0.69)	$(0.58)

Weighted average shares outstanding
Basic	26,289	20,651
Diluted	26,289	20,651

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	For the three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(18,112)	$(12,052)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	835	310
Depreciation	1,386	1,090
Debt related fees and amortization expense	1,215	1,290
Intangibles and other amortization expense	12	12
Accretion of Series A preferred units	1,943	960
Deferred tax benefit	-	(215)
Provision for bad debts	144	-
Changes in operating assets and liabilities:
Accounts receivable	(78)	384
Inventories	(242)	1,075
Prepaid expenses	(1,391)	(117)
Other assets	1,363	428
Accounts payable	(1,795)	1,074
Accrued interest expense and fees	571	5,440
Other liabilities	76	931
Net cash provided by (used in) operating activities	(14,073)	610

Investing activities:
Capital expenditures	(6,560)	(2,372)
Grant proceeds received for capital expenditures	1,191	-
Net cash used in investing activities	(5,369)	(2,372)

Financing activities:
Proceeds from borrowings	-	3,780
Repayments of borrowings	(31,631)	(3,645)
Grant proceeds received for capital expenditures	115	-
Payments on finance leases	(124)	-
Proceeds from issuance of common stock in equity offering	62,438	-
Proceeds from the exercise of stock options	1,003	-
Proceeds from Series A preferred units financing	3,130	1,285
Series A preferred financing redemption	(300)	-
Net cash provided by financing activities	34,631	1,420

Effect of exchange rate changes on cash and cash equivalents	6	(11)
Net change in cash and cash equivalents for period	15,195	(353)
Cash and cash equivalents at beginning of period	592	656
Cash and cash equivalents at end of period	$15,787	$303

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$5,296	$182
Income taxes paid	7	8
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Fair value of warrants issued to subordinated debt holders	281	93
TEC debt extension, waiver fees, promissory notes fees added to debt	1,215	29
Capital expenditures in accounts payable	4,556	2,289
Capital expenditures purchased on financing	-	5,652

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands)

For the three months ended March 31, 2021
							Accumulated Other
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	`Total Stockholders'
Description	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Loss	deficit

Balance at December 31, 2020	1,323	$1	22,830	$23	$93,426	$(274,080)	$(4,114)	$(184,744)

Issuance of common stock	-	-	5,682	6	62,389	-	-	62,395
Stock options exercised	-	-	1,226	1	1,002	-	-	1,003
Stock-based compensation	-	-	-	-	835	-	-	835
Issuance and exercise of warrants	-	-	113	-	281	-	-	281
Foreign currency translation loss	-	-	-	-	-	-	(25)	(25)
Net loss	-	-	-	-	-	(18,112)	-	(18,112)

Balance at March 31, 2021	1,323	$1	29,851	$30	$157,933	$(292,192)	$(4,139)	$(138,367)

For the three months ended March 31, 2020
							Accumulated Other
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Total Stockholders'
Description	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Loss	deficit

Balance at December 31, 2019	1,323	$1	20,570	$21	$86,852	$(237,421)	$(3,825)	$(154,372)

Stock-based compensation	-	-	-	-	310	-	-	310
Issuance and exercise of warrants	-	-	113	-	93	-	-	93
Foreign currency translation loss	-	-	-	-	-	-	(668)	(668)
Net loss	-	-	-	-	-	(12,052)	-	(12,052)

Balance at March 31, 2020	1,323	$1	20,683	$21	$87,255	$(249,473)	$(4,493)	$(166,689)

The accompanying notes are an integral part of the financial statements.

1.
Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis, “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas, renewable fuels and byproducts company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products.

Founded in 2006, we own and operate a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold to local dairies and feedlots as animal feed. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility (“Kakinada Plant”) on the East Coast of India that produces high quality distilled biodiesel and refined glycerin for customers in India and Europe. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. Additionally, we own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through our subsidiary Goodland Advanced Fuels, Inc., (“GAFI”), which was formed to acquire the Goodland Plant. On December 31, 2019 we exercised an option to acquire all capital stock of GAFI for $10 and consolidated assets, liabilities, and equity of GAFI are included as a wholly owned subsidiary from December 31, 2019.

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

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. The digesters are connected via a pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce Renewable Natural Gas (“RNG”). During the third quarter of 2020, ABGL completed construction on the first two diary digesters along with the pipeline that carries bio-methane from these dairies to the Keyes Plant. Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to RNG where it will be either injected into the local gas utility pipeline, supplied to a renewable compressed natural gas (“RCNG”) truck loading station that will service local trucking fleets, or used as renewable energy at the Keyes Plant.

In December 2018, we acquired a 5.2-acre parcel of land for the construction of a gas-to-liquid CO₂ production facility by Messer. Aemetis sells carbon dioxide (“CO₂”) produced at the Keyes Plant (the “CO₂ Project”) to Messer for conversion and sale into the food processing, beverage, and technology sectors. We commenced operations in late April 2020 and started recognizing revenue from this project in the second quarter of 2020.

On March 18, 2020, in order to address a worldwide shortage of hand sanitizer during the COVID-19 pandemic, the US Treasury Tobacco and Alcohol Tax and Trade Bureau (the “TTB”) provided emergency waivers allowing fuel ethanol plants to produce high-grade alcohol for use in the production of hand sanitizer. Immediately following the emergency waiver for ethanol producers in March, Aemetis began supplying high-grade alcohol for the production of hand sanitizer. During the first week of April 2020, Aemetis applied for and was approved by the TTB as a Distilled Spirits Producer (“DSP”), allowing the Company to produce fuel ethanol, high-grade alcohol for sanitizer, and other health care and sanitary products, as well as industrial alcohol and potable alcohol for beverage spirits.

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

In December 2020, Aemetis Properties Riverbank, Inc., acquired less than a 20% ownership in Nevo Motors, Inc. (“Nevo Motors”). Under this agreement, Nevo Motors will utilize certain of Aemetis’ existing and future manufacturing facilities and fueling stations, as well as renewable natural gas and renewable electricity produced by Aemetis. The investment has been recorded at zero value as of March 31, 2021 and December 31, 2020.

During the first quarter of 2021, Aemetis announced its “Carbon Zero” biofuels production plants designed to produce biofuels, including renewable jet and diesel fuel utilizing cellulosic hydrogen and non-edible renewable oils sourced from existing Aemetis biofuels plants and other sources. The first plant, in Riverbank, California, “Carbon Zero 1”, is expected to utilize hydroelectric and other renewable power available onsite to produce 45 million gallons per year of jet fuel, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels to reduce greenhouse gas (“GHG”) emissions and other pollutants associated with conventional petroleum-based fuels.

On April 1, 2021, Aemetis established a new subsidiary named Aemetis Carbon Capture, Inc. that is expected to initially capture, dehydrate, compress, and sequester CO₂ from Aemetis Biogas dairy digester projects. Additional capacity for the capture and storage of CO₂ from other carbon emission sources is under development.

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis. Additionally, we consolidate all entities in which we have a controlling financial. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. ABGL was assessed to be a VIE and through the Company's ownership interest in all of the outstanding common stock, the Company has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated condensed balance sheet as of March 31, 2021, the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the consolidated condensed statements of cash flows for the three months ended March 31, 2021 and 2020, and the consolidated condensed statements of stockholders’ deficit for the three months ended March 31, 2021 and 2020 are unaudited. The consolidated condensed balance sheet as of December 31, 2020 was derived from the 2020 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements for the three months ended March 31, 2021 and 2020 have been prepared on the same basis as the audited consolidated statements as of December 31, 2020 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Revenue Recognition. We derive revenue primarily from sales of ethanol and related co-products in North America, and biodiesel and refined glycerin in India pursuant to supply agreements and purchase order contracts. We assessed the following criteria under the Accounting Standards Codification (“ASC”) 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

North America:  In North America, until May 13, 2020, we sold all our ethanol to J.D. Heiskell & Co. (“J.D. Heiskell”) under the Working Capital and Purchasing Agreement (the “J.D. Heiskell Purchasing Agreement”). On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), under the terms of which we buy all corn from J.D. Heiskell and sell all WDG and corn oil we produce to J.D. Heiskell. Following May 13, 2020, we sold the majority of our fuel ethanol production to one customer, Kinergy Marketing, LLC (“Kinergy”), through individual sales transactions. Given the similarity of the individual sales transactions with Kinergy, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to one of Kinergy’s contracted trucking companies. Upon delivery, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. There is no transaction price allocation needed.

During the first quarter of 2020, Aemetis began selling high-grade alcohol for consumer applications directly to customers on the West Coast and Midwest using a variety of payment terms. These agreements and terms were evaluated according to ASC 606 guidance and such revenue is recognized upon satisfaction of the performance obligation by delivery of the product based on the terms of the agreement. Sales of high-grade alcohol represented less than 3% of quarterly revenue, and as such aggregated with ethanol sales for the three months ended March 31, 2020. The Company had no sales of high-grade alcohol in the three months ended March 31, 2021.

The below table shows our sales in North America by product category:

North America (in thousands)
	For the three months ended March 31,
	2021	2020
Ethanol and high-grade alcohol sales	$29,920	$25,322
Wet distiller's grains sales	11,035	8,374
Other sales	1,373	2,176
	$42,328	$35,872

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

In North America, we buy corn as feedstock for the production of ethanol, from our working capital partner J.D. Heiskell. Prior to May 13, 2020, we sold all our ethanol, WDG, and corn oil to J.D. Heiskell. Subsequent to May 13, 2020, we sold most of our fuel ethanol to one customer, Kinergy, and sold all WDG and corn oil to J.D. Heiskell. We consider the purchase of corn as a cost of goods sold and the sale of ethanol, upon transfer to the common carrier, as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have legal title to the goods during the processing time. The pricing for both corn and ethanol is set independently. Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. The Company has elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general and administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount. Hence, we are the principal in North America sales scenarios where our customer and vendor may be the same.

We have a contract liability of $0.2 million as of March 31, 2021 and December 31, 2020, in connection with a contract with a customer to sell carbon credit allowances.

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

The below table shows our sales in India by product category:

India (in thousands)
	For the three months ended March 31,
	2021	2020
Biodiesel sales	$358	$2,793
Refined glycerin sales	116	90
PFAD sales	-	712
Other sales	5	13
	$479	$3,608

In India, we also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those same customers in certain contractual agreements. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel according to agreements when we enter into in these situations. Hence, we are the principal in India sales scenarios where our customer and vendor may be the same.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We reserved $1.4 million and $1.3 million in the allowances for doubtful accounts as of March 31, 2021 and December 31, 2020, respectively.

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

Investments. The Company follows ASC 325-20, Cost Method Investments, to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During 2020, the Company received 489,716 preferred stock shares and 5,000,000 common stock shares in Nevo Motors, a privately held company, in exchange for conversion of its existing debt, carried at zero value, into equity. Due to the lack of operations, the carrying amount of our investment is zero at March 31, 2021 and December 31, 2020.

Variable Interest Entities. We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests in is considered a variable interest entity (“VIE”). We consolidate VIEs when we are the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is still a VIE and, if so, whether we are the primary beneficiary. If we are not the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP.

Property, Plant and Equipment. Property, plant, and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, biogas dairy digesters, and the Keyes Plant, Goodland Plant and Kakinada Plant. The Goodland Plant is partially completed and is not ready for operation. The first two dairy digesters and pipeline in the Biogas Project were completed, commissioned and began to be depreciated during the third quarter of 2020. The CO₂ Project was completed and commenced operations in the second quarter of 2020. Accordingly, any assets under the CO₂ Project began being depreciated starting in May 2020. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment—Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. The Company has not recorded any impairment during the three months ended March 31, 2021 and 2020.

California Energy Commission Low-Carbon Fuel Production Program. The Company has been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $875 thousand from the LCFPP as of March 31, 2021 as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognizes the grant as a reduction of the costs in the period when approval is received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. The Company has been awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company received $3.2 million as of March 31, 2021 as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognizes the grant as a reduction of the costs in the period when approval is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank Project. The Company receives funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant for reimbursement of capital expenditures of $115 thousand received during the first quarter of 2021, and $1.7 million from prior years were recorded as other long term liabilities as of March 31, 2021. Due to the uncertainty associated with meeting the minimum matching contribution, the reimbursement will be recognized when the Company makes the minimum matching contribution.

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three months ended March 31, 2021 and 2020, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of March 31, 2021 and 2020:

	As of
	March 31, 2021	March 31, 2020

Series B preferred (post split basis)	132	132
Common stock options and warrants	5,080	5,688
Debt with conversion feature at $30 per share of common stock	1,286	1,269

Total number of potentially dilutive shares excluded from the diluted loss per share calculation	6,498	7,089

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

For a complete summary of the Company’s significant accounting policies, please refer to the Company’s audited financial statements and notes thereto for the years ended December 31, 2020 and 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2021.

2.
Inventories

Inventories consist of the following:

	As of
	March 31, 2021	December 31, 2020
Raw materials	$1,321	$1,382
Work-in-progress	1,938	1,266
Finished goods	951	1,321
Total inventories	$4,210	$3,969

As of March 31, 2021 and December 31, 2020, the Company recognized a lower of cost or market impairment of $0.1 million and $0.7 million respectively, related to inventory.

3.
Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	March 31, 2021	December 31, 2020
Land	$4,091	$4,092
Plant and buildings	97,249	97,398
Furniture and fixtures	1,191	1,195
Machinery and equipment	5,272	5,188
Construction in progress	30,032	25,397
Property held for development	15,408	15,408
Finance lease right of use assets	2,308	2,308
Total gross property, plant & equipment	155,551	150,986
Less accumulated depreciation	(42,461)	(41,106)
Total net property, plant & equipment	$113,090	$109,880

For the three months ended March 31, 2021 and 2020, interest capitalized in property, plant, and equipment was $0.6 and $0.1 million, respectively.

Construction in progress contains incurred costs for the Biogas Project, Riverbank Project, and Zebrex equipment installation at the Keyes Plant. In the second quarter of 2020, CO₂ Project commenced operations and was placed in service at that time.  In the third quarter of 2020, two diary digesters commenced operations and were placed in service at that time. Given there are several ongoing capital projects, their capital expenses have been accumulated in construction in progress and will be capitalized and depreciated once the capital projects are finished and are in service. Depreciation on the components of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

For the three months ended March 31, 2021 and 2020, the Company recorded depreciation expense of $1.4 and $1.1 million, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three months ended March 31, 2021 and 2020.

4.
Debt

Debt consists of the following:

	March 31, 2021	December 31, 2020
Third Eye Capital term notes	$7,095	$7,066
Third Eye Capital revolving credit facility	85,105	80,310
Third Eye Capital revenue participation term notes	11,913	11,864
Third Eye Capital acquisition term notes	26,463	26,384
Third Eye Capital promissory note	-	1,444
Cilion shareholder seller notes payable	6,311	6,274
Subordinated notes	12,973	12,745
Term loan on Equipment purchase	5,652	5,652
EB-5 promissory notes	42,769	43,120
PPP loans	1,134	1,134
GAFI Term and Revolving loans	-	33,626
Total debt	199,415	229,619
Less current portion of debt	25,407	59,515
Total long term debt	$174,008	$170,104

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

On April 1, 2020, the Company exercised the option to extend the maturity of Third Eye Capital Notes to April 1, 2021 for a fee of 1% of the outstanding note balance instead of agreed fee of 5% in Amendment No.14 to the Note Purchase Agreement. We have evaluated the reduction in extension fee to 1% in accordance with ASC 470-60 Troubled Debt Restructuring. According to the guidance, we considered the 1% extension fee to be a troubled debt restructuring.

On August 11, 2020, Third Eye Capital agreed to Limited Waiver and Amendment No. 17 to the Note Purchase Agreement (“Amendment No. 17”), to (i) provide that the maturity date of the Third Eye Capital Notes may be further extended at our election to April 1, 2022 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2021 and June 30, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash (the “Amendment No. 17 Fee”). On November 5, 2020, Third Eye Capital agreed to Limited Waiver and Amendment No. 18 to the Note Purchase Agreement (“Amendment No. 18”) to provide for a waiver of the ratio of note indebtedness covenant for the quarter ended September 30, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment fee of $50 thousand. We have evaluated the 1% extension fee in Amendment No. 17, and the $50 thousand waiver fee in Amendment No. 18 in accordance with ASC 470-60 Troubled Debt Restructuring.

According to the guidance, we considered the 1% extension fee in Amendment No.17 and the $50 thousand waiver fee in Amendment No. 18 to be troubled debt restructurings. In order to assess whether the creditor granted a concession, we calculated the post-restructuring effective interest rate by projecting cash flows on the new terms and calculated a discount rate equal to the carrying amount of pre-restructuring of debt, and by comparing this calculation to the terms of Amendment No. 15, we determined that Third Eye Capital provided a concession in accordance with the provisions of ASC 470-60 and thus applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting. Using the effective interest method of amortization, the 1% extension fee of $1.0 million and Amendment No. 17 Fee of $0.3 million are being amortized over the stated remaining life of the Third Eye Capital Notes.

On February 27, 2019, a promissory note (the “February 2019 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2019. In consideration of the February 2019 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. On April 30, 2019, the February 2019 Note was modified to remove the stated maturity date and instead be due on demand by Third Eye Capital. In third quarter of 2019, the February 2019 Note was modified to include additional borrowings of $0.7 million. In first quarter of 2020, the February 2019 Note was modified to include additional borrowings of $0.6 million. The February 2019 note was fully repaid in the first quarter of 2021.

On March 14, 2021, Third Eye Capital agreed to Limited Waiver and Amendment No. 19 to the Note Purchase Agreement (“Amendment No. 19”), to (i) provide for a waiver of the ratio of note indebtedness covenant for the quarter ended December 31, 2021, (ii) provide for a waiver of the consolidated unfunded capital expenditures covenant for the quarters through March 31, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million in cash (the “Amendment No. 19 Fee”). We gave the notice to extend the maturity date of the Notes to April 1, 2022 and the extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that half of such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension and rest of the balance may be payable in cash or common stock within 60 days of the date of such relevant extension. We evaluated the terms of the Amendment No. 19 and the maturity date extension and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

Based on prior amendments and Amendment No. 19, the ratio of note indebtedness covenant is waived for the quarters ended June 30, 2021 through December 31, 2021. In addition, the ratio of note indebtedness covenant is increased from 70% to 100% in the Amendment No. 19 effective March 31, 2022. According to ASC 470-10-45 Debt -Other Presentation Matters, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. To assess this guidance, the Company performed ratio and cash flow analysis using its cash flow forecast and debt levels. The Company forecasted sufficient cash flows over the next 12 months to reduce debt levels of Third Eye Capital and meet operations of the Company. Based on this analysis, the Company believes that it is not probable that through a combination of cash flows from operations, sales from EB-5 investments, and proceeds from the sale of common stock, it will not be able to meet the ratio of the note indebtedness covenant over the next 12 months. As such, the notes are classified as long-term debt.

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

On March 14, 2021, Third Eye agreed to increase the amount available under the Liquidity facility to $70.0 million and extend the maturity date to April 1, 2022. Borrowings under the facility are available from March 14, 2021 until maturity on April 1, 2022. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2022. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2022. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance.

Terms of Third Eye Capital Notes

A.
Term Notes. As of March 31, 2021, the Company had $7.1 million in principal and interest outstanding net of $71 thousand unamortized debt issuance costs under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2022. Fifty percent of the extension fee is due by May 31, 2021 and can be paid in cash or stock, hence $35 thousand was included as part of current portion of long term debt at March 31, 2021.

B
Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17.00% as of March 31, 2021) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2022. As of March 31, 2021, AAFK had $85.1 million in principal and interest and waiver fees outstanding net of $926 thousand unamortized debt issuance costs under the Revolving Credit Facility. Fifty percent of the extension fee is due by May 31, 2021 and can be paid in cash or stock, hence $418 thousand was included as part of current portion of long term debt at March 31, 2021.

C.
Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2022. As of March 31, 2021, AAFK had $11.9 million in principal and interest outstanding net of $119 thousand unamortized debt issuance costs on the Revenue Participation Term Notes. Fifty percent of the extension fee is due by May 31, 2021 and can be paid in cash or stock, hence $60 thousand was included as part of current portion of long term debt at March 31, 2021.

D.
Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (14.00% per annum as of March 31, 2021) and mature on April 1, 2022. As of March 31, 2021, Aemetis Facility Keyes, Inc. had $26.4 million in principal and interest and redemption fees outstanding net of $191 thousand unamortized debt issuance costs. The outstanding principal balance includes a total of $7.5 million in redemption fees. Fifty percent of the extension fee is due by May 31, 2021 and can be paid in cash or stock, hence $95 thousand was included as part of current portion of long term debt at March 31, 2021.

E.
Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $70.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and April 1, 2022. We have no borrowings outstanding under the Reserve Liquidity Notes as of March 31, 2021.

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

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (“Cilion”) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of March 31, 2021, Aemetis Facility Keyes, Inc. had $6.3 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

On January 1, 2021, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) June 30, 2021; (ii) completion of an equity financing by AAFK or Aemetis, Inc. in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We evaluated the January 1, 2021 amendment and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At March 31, 2021 and December 31, 2020, the Company had, in aggregate, the amount of $13.0 million and $12.7 million in principal and interest outstanding, respectively, net of $324 thousand and none of unamortized debt issuance costs, respectively, under the Subordinated Notes.

EB-5 promissory notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a “Regional Center” to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2-3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the “EB-5 Phase I funding”). The original maturity date on the promissory notes can be extended automatically for a one- or two-year period initially and is eligible for further one-year automatic extensions as long as there is no notice of non-extension from investors and the investors’ immigration process is in progress. On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes which restated the original maturity date on the promissory notes with automatic six-month extensions as long as the investors’ immigration processes are in progress. Except for six early investor EB-5 Notes, the Company was granted 12 months from the date of the completion of immigration process to redeem these EB-5 Notes. Accordingly, the notes have been recognized as long-term debt while the six early investor notes and several investors who obtained green card approval have been classified as current debt. The EB-5 Notes are convertible after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of March 31, 2021, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. As of March 31, 2021, the Company paid principal amount of one of the EB-5 investors who obtained the green card approval under the program. As of March 31, 2021, $35.0 million in principal and $3.6 million in accrued interest was outstanding on the EB-5 Notes sold under the EB-5 Phase I funding.

On October 16, 2016, the Company launched its EB-5 Phase II funding, with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding, to refinance indebtedness and capital expenditures of Aemetis, Inc. and GAFI (the “EB-5 Phase II funding”). On November 21, 2019, the minimum investment was raised from $0.5 million per investor to $0.9 million per investor. The Company entered into a Note Purchase Agreement dated with Advanced BioEnergy II, LP, a California limited partnership authorized as a Regional Center to receive EB-5 Phase II funding investments, for the issuance of up to 100 EB-5 Notes bearing interest at 3%. On May 1, 2020 Supplement No. 3 amended the offering documents and lowered the total eligible new EB-5 Phase II funding investors to 60. Eight EB-5 investors have funded at the $0.5 million per investor amount, so 52 new EB-5 Phase II funding investors are eligible at the new $0.9 million per investor amount under the current offering. Job creation studies show it may be possible to add additional investors and increase the total offering amount in the future. Each new note will be issued in the principal amount of $0.9 million and due and payable five years from the date of each note, for a total aggregate principal amount of up to $50.8 million.

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Cellulosic Ethanol Facility in increments of $0.9 million after November 21, 2019. The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of March 31, 2021, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of March 31, 2021, $4.2 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital cash advances bear interest at 12% and working capital can be induced through trading of feedstock or finished goods by Gemini, which does not have any interest accrual. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the three months ended March 31, 2021 and 2020, we have accrued no interest on Gemini. During the three months ended March 31, 2021 and 2020, the Company made principal payments to Gemini of none and approximately $3.6 million, respectively. As of March 31, 2021 and December 31, 2020, the Company had no outstanding balance under this agreement.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as selling, general, and administrative expenses by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 day period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the three months ended March 31, 2021 and 2020, the Company made principal and interest payments to Secunderabad Oils of none and approximately $34 thousand, respectively. As of March 31, 2021 and December 31, 2020 the Company had no outstanding balance under this agreement.

GAFI Term loan and Revolving loan. On July 10, 2017, GAFI entered into a Note Purchase Agreement (“Note Purchase Agreement”) with Third Eye Capital. See further discussion regarding GAFI in Note 6. Pursuant to the Note Purchase Agreement, Third Eye Capital agreed, subject to the terms and conditions of the Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (“Term Loan”) and (ii) revolving advances not to exceed $10 million dollars in the aggregate (the “Revolving Loans”). The interest rate applicable to the Term Loan is equal to 10% per annum. The interest rate applicable to the Revolving Loans is the greater of prime rate plus 7.75% and 12.00% per annum. The maturity date of the loans was extended to July 10, 2021 by exercising an option to extend the GAFI Loan Maturity Date for a fee of $0.5 million.

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

The Company fully repaid the GAFI notes in the first quarter of 2021. As of March 31, 2021 and December 31, 2020, GAFI had none and $22.2 million net of debt issuance costs of none and $0.4 million outstanding on the Term Loan and none and $11.8 million on the Revolving Loan respectively, classified as current portion of long-term debt.

Payroll Protection Program. On May 5, 2020, certain wholly owned subsidiaries of the Company received loan proceeds of approximately $1.1 million; (“PPP Loans”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides loans to qualifying businesses for payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after 24 weeks if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the 24 week period. In order to obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and must provide satisfactory documentation in accordance with applicable Small Business Administration (“SBA”) guidelines. The Company is in process for applying for forgiveness.

The PPP Loans are evidenced by promissory notes, dated May 1, 2020 and April 30, 2020 (the “Notes”), between the Company, as borrower, and Bank of America, N.A., as lender (the “PPP Lender”). The interest rate on the Note is 1.00% per annum. No payments of principal or interest are due during the six-month period beginning on the funding date (the “Deferral Period”). If the SBA does not confirm forgiveness or only partly confirms forgiveness of the PPP Loans, or Borrower fails to apply for loan forgiveness, the Company will be obligated to repay to the PPP Lender the total outstanding balance remaining due under the PPP Loans, including principal and interest and in such case, the PPP Lender will establish the terms for repayment of the PPP Loans in a separate letter to be provided to the Company in which the letter will set forth the loan balance, the amount of each monthly payment, the interest rate (not in excess of a fixed rate of 1.00% per annum, the term of the PPP Loans, and the maturity date, which, if not established by the PPP Lender, shall be two years from the funding date of the PPP Loans.

Financing Agreement for Equipment Purchase. The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase certain equipment to save energy used in the Keyes Plant. We also entered into a financing agreement with the Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. The equipment was delivered in March 2020; however, the installation has been delayed due to the COVID-19 pandemic. Hence, we recorded the asset in property, plant and equipment, net and the related liability of $0.6 million in short term borrowings and $5.1 million in other long term debt, respectively as of March 31, 2021.

Scheduled debt repayments for the Company’s loan obligations follow:

Twelve months ended March 31,	Debt Repayments
2022	$25,407
2023	160,624
2024	7,936
2025	4,496
2026	936
There after	1,324
Total debt	200,723
Debt issuance costs	(1,308)
Total debt, net of debt issuance costs	$199,415

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

The components of lease expense and sublease income was as follows:

	Three Months ended March 31,
	2021	2020
Operating lease cost
Operating lease expense	$204	$177
Short term lease expense	39	14
Variable lease expense	33	34
Total operating lease cost	$276	$225

Finance lease cost
Amortization of right-of-use assets	$55	$-
Interest on lease liabilities	21	-
Total finance lease cost	$76	$-

Cash paid for amounts included in the measurement of lease liabilities:

	Three Months ended March 31,
	2021	2020
Operating cash flows used in operating leases	$167	$179
Operating cash flows used in finance leases	21	-
Financing cash flows used in finance leases	$124	-

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three months ended March 31, 2021 and March 31, 2020:

	Three Months ended March 31,
	2021	2020
Operating leases
Accretion of the lease liability	$99	$17
Amortization of right-of-use assets	105	160

Weighted Average Remaining Lease Term
Operating leases		6.7 years
Finance leases		3.0 years

Weighted Average Discount Rate
Operating leases		14.0%
Finance leases		5.5%

Supplemental balance sheet information related to leases was as follows:

	As of
	March 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$2,783	$2,889

Current portion of operating lease liability	325	316
Long term operating lease liability	2,502	2,578
Total operating lease liabilities	2,827	2,894

Finance leases
Property and equipment, at cost	$2,204	$2,308
Accumulated depreciation	(200)	(249)
Property and equipment, net	2,004	2,059

Other current liability	422	417
Other long term liabilities	1,057	1,164
Total finance lease liabilities	1,479	1,581

Maturities of operating lease liabilities were as follows:

Three Months ended March 31,	Operating leases	Finance leases

2021	$691	$577
2022	573	494
2023	577	494
2024	595	44
2025	612	-
There after	1,393	-
Total lease payments	4,441	1,609
Less imputed interest	(1,614)	(130)

Total lease liability	$2,827	$1,479

Property taxes

The Company entered into a payment plan with Stanislaus County for unpaid property taxes for the Keyes Plant site on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company was set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. After making one payment, Company defaulted on the payment plan and as of March 31, 2021 and December 31, 2020, the balance in property tax accrual was $6.1 million and $5.7 million, respectively. Stanislaus County agreed not to enforce collection actions and we are now in discussions with Stanislaus County regarding a payment plan.

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

6. Biogas LLC – Series A Preferred Financing and Variable Interest Entity

On December 20, 2018, Aemetis Biogas LLC entered into a Series A Preferred Unit Purchase Agreement (the “Preferred Unit Agreement”) by selling Series A Preferred Units to Protair-X Americas, Inc. (the “Purchaser”), with Third Eye Capital acting as an agent for the purchaser (the “Agent”). ABGL plans to construct and collect bio-methane from dairies located near the Keyes Plant. Bio-methane is a blend along with CO₂ and other impurities that can be captured from dairies, landfills and other sources. After a gas cleanup and compression process, bio-methane can be converted into renewable natural gas, which is a direct replacement of petroleum natural gas and can be transported in existing natural gas pipelines.

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of March 31, 2021, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 2,800,000 of Series A Preferred Units on second tranche for a value of $14.0 million, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The Company is accreting these two tranches to the redemption value of $89.7 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of March 31, 2021 and December 31, 2020 based on the evaluation of the other conditions included in the agreement.

During the three months ended March 31, 2021, ABGL issued 626,000 of Series A Preferred Units for incremental proceeds of $3.1 million and redeemed 20,000 of Series A Preferred Units for $0.3 million as part of the second tranche of the Preferred Unit Agreement. Consistent with the previous issuances, the units are treated as a liability as the conversion option was deemed to be non-substantive.

The Company recorded Series A Preferred Unit liabilities, net of unit issuance costs and inclusive of accretive preference pursuant to this agreement, classified as other current liabilities, of $3.0 million and $2.0 million, and long-term liabilities of $36.3 million and $32.0 million as of March 31, 2021 and December 31, 2020, respectively.

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company's ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets of ABGL were $27.9 million primarily related to biodigesters at two dairies and a pipeline which serve as collateral for the Series A Preferred shares totaling $39.3 million. The Series A Preferred Shares are not collateralized by any other assets or guarantees from Aemetis or its subsidiaries.

7. Stock-Based Compensation

2019 Plan

On April 29, 2019, the Aemetis 2019 Stock Plan (the “2019 Stock Plan”) was approved by stockholders of the Company. This plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the administrator of 2019 Stock plan may determine in its discretion. The 2019 Stock Plan’s term is 10 years and supersedes all prior plans. The 2019 Stock Plan authorized the issuance of 200,000 shares of common stock for the 2019 calendar year, in addition to permitting the transfer and grant of any available and unissued or expired options under the prior Amended and Restated 2007 Stock Plan in an amount up to 177,246 options.

With the approval of the 2019 Stock Plan, the Zymetis 2006 Stock Plan and the Amended and Restated 2007 Stock Plan (the “Prior Plans,” and together with the 2019 Stock Plan, the “Stock Plans”) are terminated for granting any options under either plan. However, any options granted before the 2019 Stock Plan was approved will remain outstanding and can be exercised, and any expired options issued pursuant to the Prior Plans can be granted under the 2019 Stock Plan.

On January 7, 2021, 945,000 incentive stock option grants were issued for employees and directors under the 2019 Stock Plan. In addition, 5,200 restricted stock award grants were issued to the Company’s board of directors (“Board”) in place of board compensation fees.

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

As of March 31, 2021, 5.0 million options are outstanding under the Company Stock Plans.

Common Stock Reserved for Issuance

The following is a summary of awards granted under the Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2020	380	5,327	$1.14
Authorized	816	-	-
Granted	(950)	950	3.09
Exercised	-	(1,211)	1.49
Forfeited/expired	61	(61)	1.91
Balance as of March 31, 2021	307	5,005	$1.41

As of March 31, 2021, there were 2.9 million options vested under the Plans.

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

For the three months ended March 31, 2021 and 2020, the Company recorded option expense in the amount of $835 thousand and $310 thousand, respectively.

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

There were 1.0 million options granted during the three months ended March 31, 2021.

The weighted average fair value calculations for options granted during the three months ended March 31, 2021 and 2020 are based on the following assumptions:

	For the three months ended March 31,
Description	2021	2020
Dividend-yield	0%	0%
Risk-free interest rate	0.70%	1.08%
Expected volatility	97.45%	87.43%
Expected life (years)	6.51	6.93
Market value per share on grant date	$3.09	$0.71
Fair value per share on grant date	$2.44	$0.54

As of March 31, 2021, the Company had $2.3 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.43 years of weighted average remaining term.

8.
Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. The term of the Corn Procurement and Working Capital Agreement expires on December 31, 2021 and the term can be automatically renewed for additional one-year terms. J.D. Heiskell further agrees to sell all WDG the Company produces to A.L. Gilbert. The Company markets and sells DCO to A.L. Gilbert and other third parties under the J.D. Heiskell Purchasing Agreement. The Company’s relationships with J.D. Heiskell, and A.L. Gilbert are well established, and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. These agreements are ordinary purchase and sale agency agreements for the Keyes Plant. On May 13, 2020, J.D. Heiskell and the Company entered into Amendment No.1 to the J.D. Heiskell Purchasing Agreement to remove J.D. Heiskell’s obligations to purchase ethanol from the Company under the J.D. Heiskell Purchasing Agreement. Kinergy, our marketing partner, agreed to purchase ethanol from the Company.

The J.D. Heiskell sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three months ended March 31, 2021 and 2020 were as follows:

	As of and for the three months ended March 31,
	2021	2020
Ethanol sales	$-	$24,383
Wet distiller's grains sales	11,035	8,374
Corn oil sales	1,042	928
Corn purchases	37,993	29,214
Accounts receivable	133	60
Accounts payable	415	1,749

Sales to Kinergy were $29.9 million and none for the three months ended March 31, 2021 and 2020. Accounts receivable associated with Kinergy was $1.2 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2021 and the Wet Distillers Grains Marketing Agreement matures on December 31, 2021 with automatic one-year renewals thereafter. For the three months ended March 31, 2021 and 2020, the Company expensed marketing costs of $0.4 and $0.6 million for each period respectively, under the terms of each agreement.

As of March 31, 2021, the Company has no forward sales commitments.

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

Summarized financial information by reportable segment for the three months ended March 31, 2021 and 2020 follows:

	Three months ended March 31, 2021			Three Months ended March 31, 2020
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$42,328	$479	$42,807	$35,872	$3,608	$39,480
Cost of goods sold	45,881	534	46,415	36,413	3,500	39,913

Gross (loss) profit	(3,553)	(55)	(3,608)	(541)	108	(433)

Other Expenses
Research and development expenses	23	-	23	117	-	117
Selling, general and administrative expenses	5,021	361	5,382	3,120	816	3,936
Interest expense	7,180	-	7,180	6,857	19	6,876
Accretion of Series A preferred units	1,943	-	1,943	960	-	960
Other (income) expense	(10)	(21)	(31)	(53)	(10)	(63)

Loss before income taxes	$(17,710)	$(395)	$(18,105)	$(11,542)	$(717)	$(12,259)

Capital expenditures	$6,443	$117	$6,560	$1,298	$1,074	$2,372
Depreciation	1,202	184	1,386	933	157	1,090

North America. Sales of ethanol, WDG, and corn oil to two customers accounted for 71% and 29% of the Company’s North America segment revenues for the three months ended March 31, 2021. Sales of ethanol, WDG, corn oil to one customer accounted for 93% of the Company’s North America segment revenues for the three months ended March 31, 2020.

India. During the three months ended March 31, 2021, one customer in biodiesel accounted for 75% of the Company’s consolidated India segment revenues. One refined glycerin customer accounted for 24% of the Company’s consolidated India segment revenues. During the three months ended March 31, 2020, two customers in biodiesel accounted for 32% and 18% of the Company’s consolidated India segment revenues. One of the PFAD customers accounted for 18% of the Company’s consolidated India segment revenues and none of the refined glycerin customers accounted for the Company’s consolidated India segment revenues.

Total assets by segment consist of the following:

	As of
	March 31,	December 31,
	2021	2020

North America	$131,427	$112,312
India	12,306	12,827
Total Assets	$143,733	$125,139

10.
Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. For the three months ended March 31, 2021 and 2020, the Company did not incur any expenses by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of March 31, 2021, $0.1 million remained as a prepaid expense.

On May 7, 2020, the Audit Committee of the Company approved a guarantee fee of 0.1% quarterly on the outstanding balance of Third Eye Capital Notes for 2020 annual fee. The balance of $0.5 million and $0.8 million, for guaranty fees, remained as an accrued liability as of March 31, 2021 and December 31, 2020, respectively.

The Company owes various members of the Board amounts totaling $1.0 million and $1.2 million as of March 31, 2021 and December 31, 2020, for each period, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended March 31, 2021 and 2020, the Company expensed $0.1 million respectively, in connection with board compensation fees.

11.  Subsequent Events

At-the-Market Offering

The Company raised net proceeds of $23.9 million, after deducting issuance costs through its at-the-market (“ATM”) offering program subsequent to March 31, 2021. The proceeds were used to repay approximately $22.0 million of the Third Eye Capital Notes.

12.  Management’s Plans

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. As a result of negative capital and negative operating results, and collateralization of substantially all of the company assets, the Company has been reliant on its senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. In order to meet its obligations during the next twelve months, the Company will need to either refinance the Company’s debt or receive the continued cooperation of its senior lender. This dependence on the senior lender raises substantial doubt about the Company’s ability to continue as a going concern. The Company plans to pursue the following strategies to improve the course of the business.

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

●
Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2021 and 2020.

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

Overview

Headquartered in Cupertino, California, Aemetis is an international renewable natural gas, renewable fuels and byproducts company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products. We operate in two reportable geographic segments: “North America” and “India.”

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

We lease a site in Riverbank, California, near the Keyes Plant, where we plan to utilize biomass-to-fuel technology that we have licensed from LanzaTech and InEnTec to build the Riverbank Cellulosic Ethanol Facility capable of converting local California waste biomass – principally agricultural waste – into ultra-low carbon intensity renewable cellulosic ethanol. By producing ultra-low carbon renewable cellulosic ethanol, we expect to capture higher value D3 RINs and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States Environmental Protection Agency (“EPA”).

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

We entered into an agreement to purchase Zebrex dehydration equipment from Mitsubishi on August 24, 2018, to improve process efficiency and reduce greenhouse gas emissions (“GHG”) at the Keyes Plant. We began initial equipment installation in the first quarter of 2020. The agreement allowed for deferred payments of the equipment until the unit begins operations. Due to COVID-19 shelter in place restrictions, construction of the project was halted late in the first quarter of 2020. Ongoing restrictions and contractor availability further delayed work toward completion until the second quarter of 2021. The Mitsubishi Zebrex ethanol dehydration system is a key part of increasing the electrification of the Keyes Plant and decreasing natural gas usage at the facility. This project decreases the carbon intensity of fuel produced at the Keyes Plant, allowing Aemetis to realize a higher price for the ethanol sold.

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

In December 2018, we purchased a 5.2-acre parcel of land next to the Keyes Plant and subsequently leased the land to the Messer Group (“Messer”) to build a gas liquification plant. We constructed a piping structure to convey the CO₂ produced at the Keyes Plant to the Messer plant (the “CO₂ Project”). The Aemetis portion of the CO₂ Project construction was completed in January 2020, with Messer completing construction of their plant in April 2020. We commenced operations in late April 2020 and began recognizing revenue from this project in the second quarter of 2020.

On March 18, 2020, in order to address a worldwide shortage of hand sanitizer during the worldwide COVID-19 pandemic, the U.S. Treasury Tobacco and Alcohol Tax and Trade Bureau (the “TTB”) provided emergency waivers allowing fuel ethanol plants to produce high-grade alcohol for use in the production of hand sanitizer. Immediately following the emergency waiver for ethanol producers in March, Aemetis began supplying high-grade alcohol for the production of hand sanitizer. During the first week of April 2020, Aemetis applied for and was approved by the TTB as a Distilled Spirits Producer (“DSP”), which allowed the Company to produce fuel ethanol, high-grade alcohol for sanitizer and other health care and sanitary products, as well as industrial alcohol and potable alcohol for beverage spirits.

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

During the first quarter of 2021, Aemetis announced its “Carbon Zero” biofuels production plants designed to produce biofuels, including renewable jet and diesel fuel utilizing cellulosic hydrogen and non-edible renewable oils sourced from existing Aemetis biofuels plants and other sources. The first plant, in Riverbank, California, “Carbon Zero 1”, is expected to utilize hydroelectric and other renewable power available onsite to produce 45 million gallons per year of jet fuel, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels to reduce greenhouse gas (“GHG”) emissions and other pollutants associated with conventional petroleum-based fuels.

On April 1, 2021, Aemetis established a new subsidiary named Aemetis Carbon Capture, Inc. that is expected to initially capture, dehydrate, compress, and sequester CO₂ from Aemetis Biogas dairy digester projects. Additional capacity for the capture and storage of CO₂ from other carbon emission sources is under development.

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

On March 18, 2020, the TTB provided waivers allowing ethanol plants to produce high-grade alcohol for use in hand sanitizer. During the first week of April 2020, Aemetis received its permanent permit allowing for sales of fuel ethanol, industrial alcohol and spirits for potable alcohol beyond the waiver period. Accordingly, Aemetis began supplying alcohol as a component of hand sanitizer. During June 2020, Aemetis renamed Biofuels Marketing, Inc. to Aemetis Health Products, Inc., and began a sales and marketing strategy of blending, bottling and selling hand sanitizer into retail branded and white label markets. During the second quarter of 2020, the initial demand for high-grade alcohol as a component of hand sanitizer experienced a significant spike in demand from the COVID-19 pandemic due to severe supply shortages, and accordingly, Aemetis was able to produce and supply high volumes of this product. During the fourth quarter of 2020, we produced and sold hand sanitizer to governmental agencies through other customers. With an initial supply shortage mostly addressed, the sale of high-grade alcohol into this market is expected to remain strong through overall market growth and consumer behavioral changes. Market normalization will be dependent on external developments associated with the COVID-19 pandemic; however, management believes qualified producers will continue to see opportunities for ongoing consumer demand beyond the pandemic’s timeframe. As a producer of high-grade alcohol, with plans to increase product quality to USP grade, and with the necessary permits to permanently supply into this market, Aemetis expects to emerge well positioned to produce a high-quality product and develop marketing channels that close the gap between suppliers and end customers. In addition, this allows us to compete in the hand sanitizer market with a high-quality product.

During the first quarter of 2021, we produced five products at the Keyes Plant: denatured fuel ethanol, WDG, DCO, CO₂, and CDS. During the first quarter of 2020, we started transitioning from selling 100% of the ethanol we produce, pursuant to the J.D. Heiskell Purchase Agreement, to a model where 100% of the ethanol is sold directly to Kinergy. The ethanol stored in our finished goods tank is 100% owned by Aemetis. WDG continues to be sold to A.L. Gilbert and DCO is sold to other customer under the J.D. Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO₂ to Messer in the second quarter of 2020. We began selling high-grade alcohol in March 2020 directly to various customers throughout the West Coast and we also produced and sold Aemetis hand sanitizer under the Aemetis Health Products, Inc. subsidiary in the fourth quarter of 2020. North American revenue is dependent on the price of ethanol, high-grade alcohol, WDG, and DCO.

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

India Revenue

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, fuel station customers, mining customers, industrial customers and tender offers placed by Government Oil Marketing Companies for bulk purchases of fuels. In 2020, the tenders were delayed due to COVID-19, and ultimately changed in format to allow for monthly bidding on volumes at a price set by the OMC on an annual basis. The Company plans to participate in these tenders during 2021 when the price of feedstock allows for profitable operation at the OMC set bid price.

During the first quarter of 2021, the Company was selected by the Andhra Pradesh State Road Transport Corp. (“APSRTC”), of India, to supply approximately 800,000 gallons per month of biodiesel to fuel public transport buses in the region.  The arrangement is expected to be ongoing to meet the needs of APSRTC.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended March 31 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$42,328	$35,872	$6,456	18%
India	479	3,608	(3,129)	-87%

Total	$42,807	$39,480	$3,327	8%

North America. The increase in revenues during the three months ended March 31, 2021 was due to a 22% increase in average price of ethanol to $1.91 per gallon, compared to $1.56 per gallon in the three months ended March 31, 2020, while the gallons of ethanol sold remained consistent. In addition, WDG sales volume decreased to 104 thousand tons during the three months ended March 31, 2021, compared to 107 thousand tons in the three months ended March 31, 2020, and the average price of WDG increased by 36% to $106 per ton in the three months ended March 31, 2021, compared to $78 per ton in the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, plant production averaged 114% of the 55 million gallon per year nameplate capacity. For the three months ended March 31, 2021, we generated 71% of our North America revenues from sales of ethanol, 26% from sales of WDG, and 3% from sales of DCO, CO₂, and CDS, compared to 68% of our North America revenues from sales of ethanol, 23% from sales of WDG, and 9% from sales of DCO, industrial alcohol, carbon credits, and CDS for the three months ended March 31, 2020.

India. The decrease in revenues was primarily attributable to the India Plant not receiving orders from the Indian government due to the impact of the COVID-19 shutdown in India, coupled with lower production due to COVID-19 and higher feedstock costs making conversion to biodiesel unviable. In addition, the decrease in revenues was due to decrease in sales volume of biodiesel by 90% to 349 metric tons in the three months ended March 31, 2021 compared to 3,554 metric tons in the three months ended March 31, 2020, partially offset by a 31% increase in average price of biodiesel to $1,026 per metric ton in the three months ended March 31, 2021, compared to $786 per metric ton in the three months ended March 31, 2020. In addition, refined glycerin sales volume decreased by 17% to 121 metric tons in the three months ended March 31, 2021, compared to 145 metric tons in the three months ended March 31, 2020, partially offset by an average price per metric ton increase of 54% to $956 in the three months ended March 31, 2021, compared to $619 per metric ton in the three months ended March 31, 2020. For the three months ended March 31, 2021, we generated 76% of our revenues from the sale of biodiesel, and 24% of our revenues from the sale of refined glycerin, compared to 77% of our revenues from the sale of biodiesel, 3% of our revenues from the sale of refined glycerin and 20% of our revenues from the sale of PFAD, for the three months ended March 31, 2020.

Cost of Goods Sold

Three Months Ended March 31 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$45,881	$36,413	$9,468	26%
India	534	3,500	(2,966)	-85%

Total	$46,415	$39,913	$6,502	16%

North America. We ground 5.5 million and 5.7 million bushels of corn in the three months ended March 31, 2021 and 2020, respectively. Our average cost of feedstock per bushel increased to $6.87 per bushel during the three months ended March 31, 2021 compared to $5.20 per bushel for the three months ended March 31, 2020.

India. The decrease in costs of goods sold was attributable to the decrease in biodiesel feedstock volume by 89% to 349 metric tons in the three months ended March 31, 2021, compared to 3,235 metric tons in the three months ended March 31, 2020, coupled with a slight decrease in the average price of biodiesel feedstock to $655 per metric ton in the three months ended March 31, 2021, compared to $657 per metric ton in the three months ended March 31, 2020. Refined glycerin feedstock volumes remained consistent at 109 metric tons in the three months ended March 31, 2021 and 2020, while the average price of refined glycerin feedstock increased by 41% to $620 per metric ton in the three months ended March 31, 2021, compared to $441 per metric ton in the three months ended March 31, 2020.

Gross Loss

Three Months Ended March 31 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$(3,553)	$(541)	$(3,012)	-557%
India	(55)	108	(163)	-151%

Total	$(3,608)	$(433)	$(3,175)	733%

North America. Gross profit decreased due to the increase in the average price of corn per bushel of 36% partially offset by the increase in the average price of ethanol by 22% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

India. The decrease in gross profit was attributable to the decrease of biodiesel metric tons sold by 90% coupled with an increase in the cost of refined glycerin metric tons by 41%, and no sales of PFAD during the three months ended March 31, 2021.

Operating Expenses

R&D

Three Months Ended March 31 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$23	$117	$(94)	-80%
India	-	-	-	0%

Total	$23	$117	$(94)	-80%

The decrease in R&D expenses for the three months ended March 31, 2021 was due to decreases of $84 thousand in research subcontractor costs and $10 thousand in lab supplies costs.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended March 31 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$5,021	$3,120	$1,901	61%
India	361	816	(455)	-56%

Total	$5,382	$3,936	$1,446	37%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. The increase in SG&A expenses for the three months ended March 31, 2021 was due to increases in professional fees of $473 thousand, insurance of $250 thousand, bad debt expense of $144 thousand, interest and penalties of $117 thousand, and salaries and wages of $606 thousand. SG&A expenses as a percentage of revenue in the three months ended March 31, 2021 increased to 12% as compared to 9% in the corresponding period of 2020.

India. The decrease in the dollar amount of SG&A expenses for the three months ended March 31, 2021 was due to decreases in maintenance and operational support services of $74 thousand, professional and consultant fees of $263 thousand, and rent and utilities of $93 thousand. SG&A expenses as a percentage of revenue in the three months ended March 31, 2021 increased to 75% as compared to 23% in the corresponding period of 2020 due to the decrease in revenue in the three months ended March 31, 2021.

Other Income and Expense

Three Months Ended March 31 (in thousands)

	2021	2020	Inc/dec	% change
North America
Interest rate expense	$5,965	$5,567	$398	7%
Debt related fees and amortization expense	1,215	1,290	(75)	-6%
Accretion of Series A preferred units	1,943	960	983	102%
Other expense	(10)	(53)	43	81%
India
Interest rate expense	-	19	(19)	-100%
Other income	(21)	(10)	(11)	-110%

Total	$9,092	$7,773	$1,319	17%

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

North America. Interest expense was higher in the three months ended March 31, 2021 due to the addition of extension fees for subordinated debt and higher debt balances. Increase in accretion on the Series A Preferred Units was due to issuance of additional shares.

India. Interest expense decreased as working capital lines have been repaid.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $15.8 million at March 31, 2021, of which $14.7 million was held in North America and the rest was held at our Indian subsidiary. Our current ratio at March 31, 2021 was 0.36, compared to a current ratio of 0.08 at December 31, 2020. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$15,787	$592
Current assets (including cash, cash equivalents, and deposits)	24,216	8,683
Current and long term liabilities (excluding all debt)	82,685	80,264
Current & long term debt	199,415	229,619

Our principal sources of liquidity have been cash provided by the sale of equity, operations and borrowings under various debt arrangements.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.8 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $0.5 million per investor to $0.9 million per investor. As of March 31, 2021, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to the Company. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

We operate in a volatile market in which we have limited control over the major components of input costs and product revenues and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil and natural gas. To the extent that we experience periods in which the spread between ethanol prices, and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

As a result of negative capital and negative operating results, and collateralization of substantially all of the company assets, the Company has been reliant on its senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. In order to meet its obligations during the next twelve months, the Company will need to either refinance the Company’s debt or receive the continued cooperation of senior lender. This dependence on the senior lender raises substantial doubt about the Company’s ability to continue as a going concern. The Company plans to pursue the following strategies to improve the course of the business.

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

At March 31, 2021, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $130.6 million. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2022. The GAFI notes were fully repaid in the first quarter of 2021.

As of the date of this report, the Company has $70.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes due on April 1, 2022.

We also rely on our working capital lines with Gemini and Secunderabad Oils in India to fund our commercial arrangements for the acquisitions of feedstock. We currently provide our own working capital for the Keyes Plant; Gemini and Secunderabad Oils currently provide us with working capital for the Kakinada Plant. The ability of Gemini, and Secunderabad Oils to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the three months ended March 31, 2021:

Increases to debt:
Accrued interest	$5,958
Maturity date extension fee added to senior debt and waiver fees	1,315
Sub debt extension fees	340
Total increases to debt		$7,613
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(1,559)
Principal and interest payments to EB-5 investors	(623)
GAFI interest and principal payments	(34,846)
Change in debt issuance costs, net of amortization	(789)
Total decreases to debt		$(37,817)

Change in total debt		$(30,204)

Working capital changes resulted in (i) a $0.1 million increase in accounts receivable, (ii) a $0.2 million increase in inventories due to a $0.6 million increase in North America inventory, partially offset by a decrease of $0.4 million in India, (iii) a $1.4 million increase in prepaid expenses mainly due to $1.0 million dollar prepayment to J.D. Heiskell coupled with a $0.4 million prepayment for natural gas, and, (iv) a decrease in other current assets in India operations of $0.6 million partially offset by an increase of $0.1 million in North America operations, and (v) a $15.2 million increase in cash due to funds raised through the at-the-market offering program.

Net cash used in operating activities during the three months ended March 31, 2021 was $14.1 million, consisting of non-cash charges of $5.5 million, net changes in operating assets and liabilities of $1.5 million, and net loss of $18.1 million. The non-cash charges consisted of: (i) $1.2 million in amortization of debt issuance costs and other intangible assets, (ii) $1.4 million in depreciation expenses, (iii) $0.8 million in stock-based compensation expense, (iv) $1.9 million in preferred unit accretion, and (v) an increase in the provision for bad debts of $0.1 million. Net changes in operating assets and liabilities consisted primarily of an increase in (i) inventories of $0.2 million, (ii) prepaid expenses of $1.4 million, (iii) accounts receivable of $0.1 million, (iv) a decrease in accounts payable of $1.8 million, partially offset by (v) a decrease in other assets of $1.4 million, (vi) an increase in accrued interest of $0.5 million and (vii) in other liabilities of $0.1 million.

Cash used by investing activities was $5.4 million, of which $6.5 million were used by North America capital improvements and $0.1 million were used by India capital improvements. This was offset by North America grant proceeds received of $1.2 million.

Cash provided by financing activities was $34.6 million, consisting primarily of $62.4 million raised from issuance of common stock in equity offerings, $3.1 million received for issuing Series A Preferred Units, $1.0 million from exercises of stock options, and $0.1 million received for grant matching program partially offset by repayments of borrowing on TEC debt of $31.6 million, $0.3 million for Series A Preferred Units redemption, and $0.1 million payments on finance leases.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, and debt modification and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended March 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that, although remediation plans were initiated to address the material weakness over financial reporting as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2020, we initiated a remediation plan to address the material weakness in our internal control over financial reporting identified as of the fiscal year then ended. Our efforts to improve our internal controls are ongoing.

For a more comprehensive discussion of the material weakness in internal control over financial reporting identified by management as of December 31, 2020, and the remedial measures undertaken to address this material weakness, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 1A.   Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2021, we issued 113 thousand shares of our common stock to certain subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3.     Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2021.

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

Date: May 12, 2021

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2021