Form 10-Q
period 2021-06-30
AEMETIS, INC
filed 2021-08-12
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______

Commission File Number: 001-36475

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock on July 31, 2021 was 31,689,517 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2021

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands except for par value)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents ($117 and $235 respectively from VIE)	$7,175	$592
Accounts receivable, net of allowance for doubtful accounts of $1,404 and $1,260 as of June 30, 2021 and December 31, 2020	1,743	1,821
Inventories	4,570	3,969
Prepaid expenses ($78 and $192 respectively from VIE)	5,142	750
Other current assets ($0 and $741 respectively from VIE)	328	1,551
Total current assets	18,958	8,683

Property, plant and equipment, net ($29,481 and $22,628 respectively from VIE)	119,158	109,880
Operating lease right-of-use assets ($19 and $28 respectively from VIE)	2,679	2,889
Other assets ($24 and $24 respectively from VIE)	2,492	3,687
Total assets	$143,287	$125,139

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($7,005 and $6,271 respectively from VIE)	$16,048	$20,739
Current portion of long term debt	9,910	44,974
Short term borrowings	14,107	14,541
Mandatorily redeemable Series B convertible preferred stock	3,302	3,252
Accrued property taxes	6,371	5,674
Accrued contingent litigation fees	6,200	6,200
Current portion of operating lease liability ($16 and $10 respectively from VIE)	310	316
Current portion of Series A preferred units ($1,566 and $2,015 respectively from VIE)	1,566	2,015
Other current liabilities ($506 and $129 respectively from VIE)	5,090	4,524
Total current liabilities	62,904	102,235
Long term liabilities:
Senior secured notes and revolving notes	112,970	125,624
EB-5 notes	32,500	32,500
Other long term debt ($45 and $0 respectively from VIE)	11,461	11,980
Series A preferred units ($42,210 and $32,022 respectively from VIE)	42,210	32,022
Operating lease liability ($0 and $11 respectively from VIE)	2,443	2,578
Other long term liabilities ($127 and $74 respectively from VIE)	2,823	2,944
Total long term liabilities	204,407	207,648

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,969 for each period respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 31,572 and 22,830 shares issued and outstanding each period, respectively	32	23
Additional paid-in capital	183,015	93,426
Accumulated deficit	(302,749)	(274,080)
Accumulated other comprehensive loss	(4,323)	(4,114)
Total stockholders' deficit	(124,024)	(184,744)
Total liabilities and stockholders' deficit	$143,287	$125,139

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS)

(Unaudited, in thousands except for earnings per share)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues	$54,884	$47,824	$97,691	$87,304
Cost of goods sold	51,238	33,765	97,653	73,678
Gross profit	3,646	14,059	38	13,626

Research and development expenses	21	21	44	138
Selling, general and administrative expenses	5,753	4,049	11,135	7,985
Operating income (loss)	(2,128)	9,989	(11,141)	5,503

Other expense (income):
Interest expense
Interest rate expense	4,529	5,574	10,494	11,160
Debt related fees and amortization expense	690	614	1,905	1,904
Accretion and other expenses of Series A preferred units	3,800	1,362	5,743	2,322
Gain on debt extinguishment	(1,134)	-	(1,134)	-
Other expense (income)	544	303	513	240
Income (loss) before income taxes	(10,557)	2,136	(28,662)	(10,123)
Income tax expense (benefit)	-	(56)	7	(263)
Net income (loss)	$(10,557)	$2,192	$(28,669)	$(9,860)

Other comprehensive income (loss)
Foreign currency translation loss	(184)	(27)	(209)	(695)
Comprehensive income (loss)	$(10,741)	$2,165	$(28,878)	$(10,555)

Net income (loss) per common share
Basic	$(0.34)	$0.11	$(1.00)	$(0.48)
Diluted	$(0.34)	$0.10	$(1.00)	$(0.48)

Weighted average shares outstanding
Basic	30,924	20,683	28,781	20,668
Diluted	30,924	21,152	28,781	20,668

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2021	2020
Operating activities:
Net loss	$(28,669)	$(9,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,116	635
Depreciation	2,764	2,262
Debt related fees and amortization expense	1,905	1,904
Intangibles and other amortization expense	24	24
Accretion and other expenses of Series A preferred units	5,743	2,322
Gain on debt extinguishment	(1,134)	-
Deferred tax benefit	-	(263)
Provision for bad debts	144	-
Changes in operating assets and liabilities:
Accounts receivable	(70)	(3,233)
Inventories	(610)	(1,016)
Prepaid expenses	(4,393)	(339)
Other assets	2,588	1,570
Accounts payable	(2,711)	721
Accrued interest expense and fees	4,361	10,433
Other liabilities	729	(302)
Net cash (used in) provided by operating activities	(18,213)	4,858

Investing activities:
Capital expenditures	(12,935)	(8,621)
Grant proceeds received for capital expenditures	1,224	-
Net cash used in investing activities	(11,711)	(8,621)

Financing activities:
Proceeds from borrowings	-	6,861
Repayments of borrowings	(53,523)	(7,524)
Grant proceeds received for capital expenditures	115	-
Payments on finance leases	(247)	(702)
Proceeds from issuance of common stock in equity offering	86,319	-
Proceeds from the exercise of stock options	1,032	-
Proceeds from Series A preferred units financing	3,130	7,902
Series A preferred financing redemption	(300)	-
Net cash provided by financing activities	36,526	6,537

Effect of exchange rate changes on cash and cash equivalents	(19)	(20)
Net change in cash and cash equivalents for period	6,583	2,754
Cash and cash equivalents at beginning of period	592	656
Cash and cash equivalents at end of period	$7,175	$3,410

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$5,425	$539
Income taxes paid	7	8
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Fair value of warrants issued to subordinated debt holders	281	93
TEC debt extension, waiver fees, promissory notes fees added to debt	1,215	1,076
Capital expenditures in accounts payable	4,948	2,132
Operating lease liabilities arising from obtaining right of use assets	-	2,632
Financing lease liabilities arising from obtaining right of use assets	-	2,881
Capital expenditures purchased on financing	55	5,652
Issuance of RSAs to pay off accounts payable	893	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the six months ended June 30, 2021
					Additional		Accumulated Other	Total
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2020	1,323	$1	22,830	$23	$93,426	$(274,080)	$(4,114)	$(184,744)
Issuance of common stock	-	-	5,682	6	62,389	-	-	62,395
Stock options exercised	-	-	1,226	1	1,002	-	-	1,003
Stock-based compensation	-	-	-	-	835	-	-	835
Issuance and exercise of warrants	-	-	113	-	281	-	-	281
Foreign currency translation loss	-	-	-	-	-	-	(25)	(25)
Net loss	-	-	-	-	-	(18,112)	-	(18,112)

Balance at March 31, 2021	1,323	$1	29,851	$30	$157,933	$(292,192)	$(4,139)	$(138,367)
Issuance of common stock	-	-	976	1	24,773	-	-	24,774
Stock options exercised	-	-	745	1	28	-	-	29
Stock-based compensation	-	-	-	-	281	-	-	281
Foreign currency translation loss	-	-	-	-	-	-	(184)	(184)
Net loss	-	-	-	-	-	(10,557)	-	(10,557)
Balance at June 30, 2021	1,323	$1	31,572	$32	$183,015	$(302,749)	$(4,323)	$(124,024)

For the six months ended June 30, 2020
					Additional		Accumulated Other	Total
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2019	1,323	$1	20,570	$21	$86,852	$(237,421)	$(3,825)	$(154,372)
Stock-based compensation	-	-	-	-	310	-	-	310
Issuance and exercise of warrants	-	-	113	-	93	-	-	93
Foreign currency translation loss	-	-	-	-	-	-	(668)	(668)
Net loss	-	-	-	-	-	(12,052)	-	(12,052)

Balance at March 31, 2020	1,323	$1	20,683	$21	$87,255	$(249,473)	$(4,493)	$(166,689)
Stock-based compensation	-	-	-	-	325	-	-	325
Issuance and exercise of warrants	-	-	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(27)	(27)
Net income	-	-	-	-	-	2,192	-	2,192
Balance at June 30, 2020	1,323	$1	20,683	$21	$87,580	$(247,281)	$(4,520)	$(164,199)

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

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. The digesters are connected via a pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce Renewable Natural Gas (“RNG”). During the third quarter of 2020, ABGL completed construction on the first two dairy digesters along with the pipeline that carries bio-methane from these dairies to the Keyes Plant. Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to RNG where it will be either injected into the local gas utility pipeline, supplied to a renewable compressed natural gas (“RCNG”) that will service local trucking fleets, or used as renewable energy at the Keyes Plant.

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

The Company is continuing to develop a biomass-to-fuel technology to build a carbon zero production facility. By producing ultra-low carbon renewable fuels, the Company expects to capture higher value D3 RINs and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States EPA.

On April 1, 2021, Aemetis established a new subsidiary named Aemetis Carbon Capture, Inc. to build carbon sequestration projects to generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground. California’s Central Valley is well established as a major region for large-scale natural gas production and CO₂ injection projects due to the subsurface geologic formation that retains gases.

During the second quarter of 2021, Aemetis has opened negotiations for the supply of 1.6 million metric tonnes (“MT”) per year of CO₂ for Carbon Capture and Sequestration (“CCS”) to be located at or near the two Aemetis renewable fuels plant sites in Central California near Modesto. It is anticipated that the capacity of each injection well site will be approximately one million metric tonnes per year, for a combined total of two million MT of CO₂ sequestration per year.

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis. Additionally, we consolidate all entities in which we have a controlling financial. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. ABGL was assessed to be a VIE and through the Company’s ownership interest in all of the outstanding common stock, the Company has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated condensed balance sheet as of June 30, 2021, the consolidated condensed statements of operations and comprehensive income (loss) for the six months ended June 30, 2021 and 2020, the consolidated condensed statements of cash flows for the six months ended June 30, 2021 and 2020, and the consolidated condensed statements of stockholders’ deficit for the three and six months ended June 30, 2021 and 2020 are unaudited. The consolidated condensed balance sheet as of December 31, 2020 was derived from the 2020 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2021 and 2020 have been prepared on the same basis as the audited consolidated statements as of December 31, 2020 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

North America: In North America, until May 13, 2020, we sold all our ethanol to J.D. Heiskell & Co. (“J.D. Heiskell”) under the Working Capital and Purchasing Agreement (the “J.D. Heiskell Purchasing Agreement”). On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), under the terms of which we buy all corn from J.D. Heiskell and sell all WDG and corn oil we produce to J.D. Heiskell. Following May 13, 2020, we sold the majority of our fuel ethanol production to one customer, Kinergy Marketing, LLC (“Kinergy”), through individual sales transactions. Given the similarity of the individual sales transactions with Kinergy, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to one of our customer’s contracted trucking companies. Upon delivery, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. There is no transaction price allocation needed.

During the first quarter of 2020, Aemetis began selling high-grade alcohol for consumer applications directly to customers on the West Coast and Midwest using a variety of payment terms. These agreements and terms were evaluated according to ASC 606 guidance and such revenue is recognized upon satisfaction of the performance obligation by delivery of the product based on the terms of the agreement. Sales of high-grade alcohol were minimal for the second quarter and year to date revenue and were aggregated with ethanol sales for the three and six months ended June 30, 2021. Sales of high-grade alcohol represented 48% and 28% of revenue for the three and six months ended June 30, 2020, respectively.

The below table shows our sales in North America by product category:

North America (in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Ethanol and high-grade alcohol sales	$42,169	$36,240	$72,089	$61,562
Wet distiller's grains sales	10,630	7,466	21,665	15,840
Other sales	1,931	1,517	3,304	3,693
	$54,730	$45,223	$97,058	$81,095

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

In North America, we buy corn as feedstock for the production of ethanol, from our working capital partner J.D. Heiskell. Prior to May 13, 2020, we sold all our ethanol, WDG, and corn oil to J.D. Heiskell. Subsequent to May 13, 2020, we sold most of our fuel ethanol to one customer, Kinergy, and sold all WDG and corn oil to J.D. Heiskell. During the second quarter, the Company signed a biofuels offtake agreement with Murex, LLC, and beginning on October 1, 2021 the Company will sell all of our fuel ethanol to that customer.

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

We have a contract liability of $0.2 million as of June 30, 2021 and December 31, 2020, in connection with a contract with a customer to sell carbon credit allowances.

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

The below table shows our sales in India by product category:

India (in thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Biodiesel sales	$107	$2,149	$465	$4,942
Refined glycerin sales	9	370	125	460
PFAD sales	-	62	-	774
Other sales	38	20	43	33
	$154	$2,601	$633	$6,209

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We reserved $1.4 million and $1.3 million in the allowances for doubtful accounts as of June 30, 2021 and December 31, 2020, respectively.

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

Investments. The Company follows ASC 325-20, Cost Method Investments, to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During 2020, the Company received 489,716 preferred stock shares and 5,000,000 common stock shares in Nevo Motors, a privately held company, in exchange for conversion of its existing debt, carried at zero value, into equity. Due to the lack of operations, the carrying amount of our investment is zero at June 30, 2021 and December 31, 2020.

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

Property, Plant and Equipment. Property, plant, and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of plant and buildings, furniture, machinery, equipment, land, and biogas dairy digesters. The Goodland Plant is partially completed and is not ready for operation. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment-Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. The Company has not recorded any impairment during the three and six months ended June 30, 2021 and 2020.

California Energy Commission Low-Carbon Fuel Production Program. The Company has been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $875 thousand from the LCFPP as of June 30, 2021 as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognizes the grant as a reduction of the costs in the period when approval is received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. In 2019, the Company was awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company has received all the awarded grant proceeds as of June 30, 2021.

In October 2020, the Company was awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $33 thousand from the CDFA 2020 grant program as of June 30, 2021 as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognizes the grant as a reduction of the costs in the period when approval is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank project. The Company receives funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant for reimbursement of capital expenditures of $115 thousand received during the first quarter of 2021, and $1.7 million from prior years were recorded as other long-term liabilities as of June 30, 2021. Due to the uncertainty associated with meeting the minimum matching contribution, the reimbursement will be recognized when the Company makes the minimum matching contribution.

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and six months ended June 30, 2021 and the six months ended June 30, 2020, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive. As the Company incurred net income for the three months ended June 30, 2020, potentially dilutive securities have been included in the diluted net income per share computations and any potentially anti-dilutive shares have been excluded and are shown below.

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands, except per share amounts)		(In thousands, except per share amounts)

Net income (loss)	$(10,557)	$2,192	$(28,669)	$(9,860)

Shares:
Weighted average shares outstanding-basic	30,924	20,683	28,781	20,668
Weighted average dilutive share equivalents from preferred shares	-	132	-	-
Weighted average dilutive share equivalents from stock options	-	337	-	-

Weighted average shares outstanding-diluted	30,924	21,152	28,781	20,668

Income (loss) per share-basic	$(0.34)	$0.11	$(1.00)	$(0.48)

Income (loss) per share-diluted	$(0.34)	$0.10	$(1.00)	$(0.48)

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of June 30, 2021 and 2020:

	As of
	June 30, 2021	June 30, 2020

Series B preferred (post split basis)	132	-
Common stock options and warrants	4,252	2,950
Debt with conversion feature at $30 per share of common stock	1,273	1,271

Total number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation	5,657	4,221

Comprehensive Income (Loss). ASC 220 Comprehensive Income (Loss) requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive loss and accumulated other comprehensive loss consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiary. The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

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

The “North America” operating segment includes the Company’s 65 million gallons per year capacity Keyes Plant in California, the ultra-low carbon renewable fuel project in Riverbank, the biogas digesters on dairies near Keyes, California, the Goodland Plant in Kansas and the research and development facility in Minnesota.

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

Debt Modification Accounting. The Company evaluates amendments to its debt in accordance with ASC 470-50 Debt-Modification and Extinguishments for modification and extinguishment accounting. This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where the net present value of future cash flows changed more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

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

2. Inventories

Inventories consist of the following:

	As of
	June 30, 2021	December 31, 2020
Raw materials	$1,326	$1,382
Work-in-progress	2,121	1,266
Finished goods	1,123	1,321
Total inventories	$4,570	$3,969

As of June 30, 2021 and December 31, 2020, the Company recognized a lower of cost or market impairment of none and $0.7 million respectively, related to inventory.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	June 30, 2021	December 31, 2020
Land	$4,083	$4,092
Plant and buildings	97,035	97,398
Furniture and fixtures	1,276	1,195
Machinery and equipment	5,259	5,188
Construction in progress	37,524	25,397
Property held for development	15,408	15,408
Finance lease right of use assets	2,204	2,308
Total gross property, plant & equipment	162,789	150,986
Less accumulated depreciation	(43,631)	(41,106)
Total net property, plant & equipment	$119,158	$109,880

For the three months ended June 30, 2021 and 2020, interest capitalized in property, plant, and equipment was $0.9 million and $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, interest capitalized in property, plant, and equipment was $1.5 million and $0.2 million, respectively.

Construction in progress contains incurred costs for the ABGL biogas project, Riverbank project, and Zebrex equipment installation at the Keyes Plant. In the second quarter of 2020, the CO₂ Project commenced operations and was placed in service at that time. In the third quarter of 2020, two diary digesters commenced operations and were placed in service at that time. Spending for ongoing capital projects is accumulated in construction in progress and will be capitalized with subsequent depreciation once the capital projects are finished and are in service. Depreciation on the components of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

For the three months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $1.4 and $1.2 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $2.8 and $2.3 million, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three and six months ended June 30, 2021 and 2020.

4. Debt

Debt consists of the following:

	June 30, 2021	December 31, 2020
Third Eye Capital term notes	$7,077	$7,066
Third Eye Capital revolving credit facility	67,592	80,310
Third Eye Capital revenue participation term notes	11,887	11,864
Third Eye Capital acquisition term notes	26,414	26,384
Third Eye Capital promissory note	-	1,444
Cilion shareholder seller notes payable	6,349	6,274
Subordinated notes	13,512	12,745
Term loans on capital expenditures	5,707	5,652
EB-5 promissory notes	42,410	43,120
PPP loans	-	1,134
GAFI Term and Revolving loans	-	33,626
Total debt	180,948	229,619
Less current portion of debt	24,017	59,515
Total long term debt	$156,931	$170,104

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

On March 14, 2021, Third Eye Capital agreed to Limited Waiver and Amendment No. 19 to the Note Purchase Agreement (“Amendment No. 19”), to (i) provide for a waiver of the ratio of note indebtedness covenant for the quarter ended December 31, 2021, (ii) provide for a waiver of the consolidated unfunded capital expenditures covenant for the quarters through March 31, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million in cash (the “Amendment No. 19 Fee”). We gave the notice to extend the maturity date of the Notes to April 1, 2022 and the extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that half of such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension and rest of the balance may be payable in cash or common stock within 60 days of the date of such relevant extension. We evaluated the terms of the Amendment No. 19 and the maturity date extension and applied modification accounting treatment in accordance with ASC 470-50 Debt - Modification and Extinguishment.

On August 9, 2021, Third Eye Capital agreed to the Limited Waiver and Amendment No. 20 to the Note Purchase Agreement (“Amendment No. 20”) to: (i) provide that, upon written notice to Third Eye Capital, the maturity date may be further extended to April 1, 2023 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect of each Note, where half of such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension; (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022; and (iii) provide for a waiver of the unfunded capital expenditures covenant for the quarter ended June 30, 2021 in which the Company exceeded the $100,000 capital expenditures limit. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash. We will evaluate the terms of the Amendment No.20 in accordance with ASC 470-50 Debt - Modification and Extinguishment.

Based on prior amendments and Amendment No. 20, the ratio of note indebtedness covenant is waived for the quarters ended June 30, 2021 through December 31, 2022. According to ASC 470-10-45 Debt-Other Presentation Matters, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. As Amendment No. 20 waived the ratio of the note indebtedness covenant over the next four quarters, the notes are classified as long-term debt.

On March 6, 2020, we and a subsidiary entered into a one-year reserve liquidity facility governed by a promissory note, payable to Third Eye Capital, in the principal amount of $18 million. On March 14, 2021, Third Eye agreed to increase the amount available under the reserve liquidity facility to $70.0 million and extend the maturity date to April 1, 2022. Borrowings under the facility are available from March 14, 2021 until maturity on April 1, 2022. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2022. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2022. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance. On August 9, 2021, Third Eye Capital agreed to decrease the amount available under the reserve liquidity notes governed by a promissory note to $40.0 million.

Terms of Third Eye Capital Notes

A.

Term Notes. As of June 30, 2021, the Company had $7.1 million in principal and interest outstanding net of $52 thousand unamortized debt issuance costs under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2022*. Fifty percent of the Amendment No. 19 extension fee of $71 thousand was paid in cash, hence $35 thousand was added to the outstanding balance as of June 30, 2021.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17.00% as of June 30, 2021) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2022*. As of June 30, 2021, AAFK had $68.3 million in principal and interest and waiver fees outstanding net of $669 thousand unamortized debt issuance costs under the Revolving Credit Facility. $518 thousand of the Amendment No. 19 extension fee of $926 thousand was paid in cash, hence $418 thousand was added to the outstanding balance as of June 30, 2021.

C.

Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2022*. As of June 30, 2021, AAFK had $12.0 million in principal and interest outstanding net of $83 thousand unamortized debt issuance costs on the Revenue Participation Term Notes. Fifty percent of the Amendment No. 19 extension fee of $119 thousand was paid in cash, hence $60 thousand was added to the outstanding balance as of June 30, 2021.

D.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (14.00% per annum as of June 30, 2021) and mature on April 1, 2022*. As of June 30, 2021, Aemetis Facility Keyes, Inc. had $26.6 million in principal and interest and redemption fees outstanding net of $138 thousand unamortized debt issuance costs. The outstanding principal balance includes a total of $7.5 million in redemption fees. Fifty percent of the Amendment No. 19 extension fee of $191 thousand was paid in cash, hence $95 thousand was added to the outstanding balance as of June 30, 2021.

E.

Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $70.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and April 1, 2022. We have no borrowings outstanding under the Reserve Liquidity Notes as of June 30, 2021. On August 9, 2021, Third Eye agreed to decrease the amount available under the reserve liquidity notes governed by a promissory note to $40.0 million.

*The note maturity date can be extended by the Company to April 2023. As a condition to any such extension, the Company would be required to pay a fee of 1% of the carrying value of the debt which can be paid 50% in cash or common stock and 50% can be added to the outstanding debt. As a result of this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

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

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (“Cilion”) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of June 30, 2021, Aemetis Facility Keyes, Inc. had $6.3 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

On July 1, 2021, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2021; (ii) completion of an equity financing by AAFK or Aemetis, Inc. in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. We will evaluate the July 1, 2021 amendment and the refinancing terms of the Subordinated Notes in accordance with ASC 470-50 Debt - Modification and Extinguishment.

At June 30, 2021 and December 31, 2020, the Company had, in aggregate, the amount of $13.5 million and $12.7 million in principal and interest outstanding, respectively, under the Subordinated Notes.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of June 30, 2021, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. During the three months ended June 30, 2021, the Company paid principal amount of one of the EB-5 investors who obtained green card approval under the program. During the three and six months ended June 30, 2021 the Company repaid $0.5 million and $1.0 million, respectively, of the EB-5 Phase I funding. As of June 30, 2021, $34.5 million in principal and $3.7 million in accrued interest was outstanding on the EB-5 Notes sold under the EB-5 Phase I funding.

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

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Cellulosic Ethanol Facility in increments of $0.9 million after November 21, 2019. The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of June 30, 2021, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of June 30, 2021, $4.2 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital cash advances bear interest at 12% and working capital can be induced through trading of feedstock or finished goods by Gemini, which does not have any interest accrual. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the three and six months ended June 30, 2021 and 2020, we have accrued no interest on Gemini. During the six months ended June 30, 2021 and 2020, the Company made principal payments to Gemini of none and $5.7 million, respectively. As of June 30, 2021 and December 31, 2020, the Company had no outstanding balance under this agreement.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as selling, general, and administrative expenses by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 day period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the six months ended June 30, 2021 and 2020, the Company made principal and interest payments to Secunderabad Oils of none and approximately $0.6 million, respectively. As of June 30, 2021 and December 31, 2020 the Company had no outstanding balance under this agreement.

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

The Company fully repaid the GAFI notes in the first quarter of 2021. As of June 30, 2021 and December 31, 2020, GAFI had none and $22.2 million net of debt issuance costs of none and $0.4 million outstanding on the Term Loan and none and $11.8 million on the Revolving Loan respectively, classified as current portion of long-term debt.

Payroll Protection Program. On May 5, 2020, certain wholly owned subsidiaries of the Company received loan proceeds of approximately $1.1 million; (“PPP Loans”) under the Paycheck Protection Program (“PPP”). In the second quarter of 2021, the Company received notification from the Small Business Administration that all loan proceeds received by the Company were forgiven. Due to the forgiveness of the loan, the Company recorded a gain on debt extinguishment in the statements of operations and comprehensive loss in the amount of approximately $1.1 million during the three and six months ended June 30, 2021.

Financing Agreement for capital expenditures. The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase certain equipment to save energy used in the Keyes Plant. We also entered into a financing agreement with Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. The equipment was delivered in March 2020; however, the installation has been delayed due to the COVID-19 pandemic. Hence, we recorded the asset in property, plant and equipment, net and the related liability of $0.6 million in short term borrowings and $5.1 million in other long term debt, respectively as of June 30, 2021.

Scheduled debt repayments for the Company’s loan obligations follow:

Twelve months ended June 30,	Debt Repayments
2022	$24,017
2023	141,856
2024	7,945
2025	5,793
2026	945
There after	1,333
Total debt	181,889
Debt issuance costs	(941)
Total debt, net of debt issuance costs	$180,948

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

The components of lease expense and sublease income was as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Operating lease cost
Operating lease expense	$204	$183	$408	$360
Short term lease expense	71	15	110	29
Variable lease expense	21	26	54	60
Total operating lease cost	$296	$224	$572	$449

Finance lease cost
Amortization of right-of-use assets	$55	$61	$110	$61
Interest on lease liabilities	20	18	41	18
Total finance lease cost	$75	$79	$151	$79

Cash paid for amounts included in the measurement of lease liabilities:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Operating cash flows used in operating leases	$173	$138	$340	$317
Operating cash flows used in finance leases	20	18	41	18
Financing cash flows used in finance leases	124	702	248	702

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Operating leases
Accretion of the lease liability	$96	$42	$195	$59
Amortization of right-of-use assets	108	142	213	302

Weighted Average Remaining Lease Term
Operating leases		6.6 years
Finance leases		2.8 years

Weighted Average Discount Rate
Operating leases		14.0%
Finance leases		5.6%

Supplemental balance sheet information related to leases was as follows:

	As of
	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$2,679	$2,889

Current portion of operating lease liability	310	316
Long term operating lease liability	2,443	2,578
Total operating lease liabilities	2,753	2,894

Finance leases
Property and equipment, at cost	$2,204	$2,308
Accumulated depreciation	(255)	(249)
Property and equipment, net	1,949	2,059

Other current liability	426	417
Other long term liabilities	949	1,164
Total finance lease liabilities	1,375	1,581

Maturities of operating lease liabilities were as follows:

Twelve Months ended June 30,	Operating leases	Finance leases

2021	$666	$494
2022	572	577
2023	581	414
2024	599	-
2025	617	-
There after	1,236	-
Total lease payments	4,271	1,485
Less imputed interest	(1,518)	(110)
Total lease liability	$2,753	$1,375

Property taxes

The Company entered into a payment plan with Stanislaus County for unpaid property taxes for the Keyes Plant site on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company was set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. After making one payment, Company defaulted on the payment plan and as of June 30, 2021 and December 31, 2020, the balance in property tax accrual was $6.4 million and $5.7 million, respectively. Stanislaus County agreed not to enforce collection actions and we are now in discussions with Stanislaus County regarding a payment plan.

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

6. Biogas LLC - Series A Preferred Financing and Variable Interest Entity

On December 20, 2018, ABGL entered into a Series A Preferred Unit Purchase Agreement for the sale of Series A Preferred Units to Protair-X Americas, Inc., with Third Eye Capital acting as an agent.

ABGL is authorized to issue 11,000,000 common units, and up to 6,000,000 convertible, redeemable, secured, preferred membership units (the “Series A Preferred Units”). ABGL issued 6,000,000 common units to the Company at $5.00 per common unit for a total of $30,000,000 in funding. Additionally, 5,000,000 common units of ABGL are held in reserve as potential conversion units issuable to the Purchaser upon certain triggering events discussed below.

The Preferred Unit Agreement includes (i) preference payments of $0.50 per unit on the outstanding Series A Preferred Units commencing on the second anniversary, with any outstanding preference payments shall have an interest per annum rate equal to ten percent (ii) conversion rights for up to 1,200,000 common units or up to maximum number of 5,000,000 common units (also at a one Series A Preferred Unit to one common unit basis) if certain triggering events occur, (iv) one board seat of the three available to be elected by Series A Preferred Unit holders, (iii) mandatory redemption value at $15 per unit payable at an amount equal to 75% of free cash flow generated by ABGL, up to $90 million in the aggregate (if all units are issued), (iv) full redemption of the units on the sixth anniversary, (v) minimum cash flow requirements from each digester, and (vi) $0.9 million paid as fees to the Agent from the proceeds. Until paid, the obligations of ABGL under the Preferred Unit Agreement are secured by the assets of ABGL in an amount not to exceed the sum of (i) $30,000,000, plus (ii) all interest, fees, charges, expenses, reimbursement obligations and indemnification obligations of ABGL.

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of June 30, 2021, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 2,800,000 of Series A Preferred Units on second tranche for a value of $14.0 million, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The Company is accreting these two tranches to the redemption value of $89.7 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of June 30, 2021 and December 31, 2020 based on the evaluation of the other conditions included in the agreement.

During the three months ended June 30, 2021, ABGL issued no Series A Preferred Units. The previous issuances are treated as a liability as the conversion option was deemed to be non-substantive.

The Company recorded Series A Preferred Unit liabilities, net of unit issuance costs and inclusive of accretive preference pursuant to this agreement, and accrued preference payments, classified as current portion of Series A Preferred Units, of $1.6 million and $2.0 million, and long-term liabilities of $42.2 million and $32.0 million as of June 30, 2021 and December 31, 2020, respectively.

For the three months ended June 30, 2021 and 2020 the Company recorded Series A Preferred Units accretion expense of $2.9 million and $1.4 million and accrued preference payments expense of $1.6 million and none. This was partially offset by capitalized interest of $682 thousand.

For the six months ended June 30, 2021 and 2020 the Company recorded Series A Preferred Units accretion expense of $5.3 million and $2.3 million and accrued preference payments expense of $1.6 million and none. This was partially offset by capitalized interest of $1.2 million.

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company’s ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets of ABGL were $30.5 million primarily related to biodigesters at two dairies and a pipeline which serve as collateral for the Series A Preferred Unit totaling $43.8 million. The Series A Preferred Units are not collateralized by any other assets or guarantees from Aemetis or its subsidiaries.

7. Stock-Based Compensation

2019 Stock Plan

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

On January 7, 2021, 945,000 incentive stock option grants were issued for employees and directors under the 2019 Stock Plan. In addition, 5,200 restricted stock award grants, with a fair value of $3.09 per award, were issued to the Company's board of directors (“Board”) with the restriction that this grant would satisfy board compensation fees.

On April 8, 2021, 34,114 restricted stock award grants, with a fair value of $26.19 per award, were issued to the Board with the restriction that this grant would pay off outstanding accounts payable owed to the Board members.

On June 3, 2021, 30,000 stock option grants were approved by the Board for new employees under the 2019 Stock Plan with 10 year term and 3 year vesting.

As of June 30, 2021, 4.2 million options are outstanding under the Stock Plans.

Common Stock Reserved for Issuance

The following is a summary of awards granted under the Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Price

Balance as of December 31, 2020	380	5,327	$1.14
Authorized	816	-	-
Options Granted	(975)	975	3.40
RSAs Granted	(39)	-	-
Exercised	-	(1,929)	1.45
Forfeited/expired	176	(176)	1.79
Balance as of June 30, 2021	358	4,197	$1.49

As of June 30, 2021, there were 2.4 million options vested under the Stock Plans.

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

For the three months ended June 30, 2021 and 2020, the Company recorded stock compensation expense in the amount of $281 thousand and $325 thousand, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded stock compensation expense in the amount of $1.1 million and $635 thousand, respectively.

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

During the three months ended June 30, 2021 and 2020, 30,000 and 460,000 options were granted respectively. The weighted average fair value calculations for the options granted during the three months ended June 30, 2021 and 2020 are based on the following assumptions:

	For the three months ended June 30,
Description	2021	2020
Dividend-yield	0%	0%
Risk-free interest rate	1.30%	0.39%
Expected volatility	122.81%	87.09%
Expected life (years)	7	5
Market value per share on grant date	$13.09	$0.60
Fair value per share on grant date	$11.79	$0.41

As of June 30, 2021, the Company had $2.4 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.3 years of weighted average remaining term.

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

The J.D. Heiskell sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three and six months ended June 30, 2021 and 2020 were as follows:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2021	2020	2021	2020
Ethanol sales	$-	$1,666	$-	$26,049
Wet distiller's grains sales	10,630	7,466	21,665	15,840
Corn oil sales	1,695	1,051	2,737	1,979
Corn purchases	42,166	22,541	80,159	51,755
Accounts receivable	65	55	65	55
Accounts payable	509	250	509	250

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements, subject to certain conditions, the Ethanol Marketing Agreement matures on August 31, 2021 and the Wet Distillers Grains Marketing Agreement matures on December 31, 2021 with automatic one-year renewals thereafter. For the three months ended June 30, 2021 and 2020, the Company expensed marketing costs of $0.7 million and $0.5 million for each period respectively, under the terms of each agreement. For the six months ended June 30, 2021 and 2020, the Company expensed marketing costs of $1.4 million and $1.1 million for each period respectively, under the terms of each agreement.

There were no ethanol sales to J.D. Heiskell for the three and six months ended June 30, 2021. There were ethanol sales to J.D. Heiskell for $1.7 million and $26.0 million for the three and six months ended June 30, 2020.

As of June 30, 2021, the Company has no forward sales commitments.

9. Segment Information

Aemetis recognizes two reportable geographic segments: “North America” and “India.” The “North America” operating segment includes the Company’s 65 million gallons per year capacity Keyes Plant in California, the ultra-low carbon renewable fuel project in Riverbank, the biogas digesters on dairies near Keyes, California, the Goodland Plant in Kansas and the research and development facility in Minnesota.

The “India” operating segment includes the Company’s 50 million gallon per year capacity Kakinada Plant in India, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

Summarized financial information by reportable segment for the three and six months ended June 30, 2021 and 2020 follows:

	For the three months ended June 30, 2021			For the three months ended June 30, 2020
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$54,730	$154	$54,884	$45,223	$2,601	$47,824
Cost of goods sold	51,069	169	51,238	31,284	2,481	33,765
Gross profit (loss)	3,661	(15)	3,646	13,939	120	14,059

Other expenses (income)
Research and development expenses	21	-	21	21	-	21
Selling, general and administrative expenses	5,358	395	5,753	3,746	303	4,049
Interest expense	5,219	-	5,219	6,172	16	6,188
Accretion and other expenses of Series A preferred units	3,800	-	3,800	1,362	-	1,362
Gain on debt extinguishment	(1,134)	-	(1,134)	-	-	-
Other expense (income)	572	(28)	544	314	(11)	303
Income (loss) before income taxes	$(10,175)	$(382)	$(10,557)	$2,324	$(188)	$2,136

Capital expenditures	$6,374	$1	$6,375	$6,086	$163	$6,249
Depreciation	1,204	174	1,378	1,012	160	1,172

	For the six months ended June 30, 2021			For the six months ended June 30, 2020
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$97,058	$633	$97,691	$81,095	$6,209	$87,304
Cost of goods sold	96,950	703	97,653	67,697	5,981	73,678
Gross profit (loss)	108	(70)	38	13,398	228	13,626
Other expenses (income)
Research and development expenses	44	-	44	138	-	138
Selling, general and administrative expenses	10,379	756	11,135	6,866	1,119	7,985
Interest expense	12,399	-	12,399	13,029	35	13,064
Accretion and other expenses of Series A preferred units	5,743	-	5,743	2,322	-	2,322
Gain on debt extinguishment	(1,134)	-	(1,134)	-	-	-
Other (income) expense	562	(49)	513	261	(21)	240
Loss before income taxes	$(27,885)	$(777)	$(28,662)	$(9,218)	$(905)	$(10,123)

Capital expenditures	$12,817	118	12,935	$7,384	$1,237	$8,621
Depreciation	2,406	358	2,764	1,945	317	2,262

North America. Sales of ethanol, WDG, and corn oil to two customers accounted for 77% and 23% of the Company’s North America segment revenues for the three months ended June 30, 2021. Sales of ethanol, WDG, and corn oil to two customers accounted for 74% and 25% of the Company’s North America segment revenues for the six months ended June 30, 2021.

Sales of ethanol, WDG, and corn oil to two customers accounted for 28% and 22% of the North America segment revenues for the three months ended June 30, 2020. Sales of high-grade alcohol to one customer accounted for 27% of the North America segment revenues for the three months ended June 30, 2020. Sales of ethanol, WDG, and corn oil to two customers accounted for 54% and 16% of the North America segment revenues for the six months ended June 30, 2020. Sales of high-grade alcohol to one customer accounted for 15% of the North America segment revenues for the six months ended June 30, 2020.

India. One biodiesel customer accounted for 70% of the Company’s consolidated India segment revenues while one other sales customer accounted for 25% of the Company’s consolidated India segment revenues for the three months ended June 30, 2021. One biodiesel customer accounted for 73% of the Company’s consolidated India segment revenues while one refined glycerin customer accounted for 18% of such revenues for the six months ended June 30, 2021.

Three biodiesel customers accounted for 28%, 23%, and 16% of the Company’s consolidated India segment revenues for the three months ended June 30, 2020, while none of the refined glycerin customers accounted for more than 10% of such revenues for the three months ended June 30, 2020. Four biodiesel customers accounted for 28%, 23%, 11% and 10% of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10% of such revenues for the six months ended June 30, 2020.

Total assets by segment consist of the following:

	As of
	June 30,	December 31,
	2021	2020

North America	$131,570	$112,312
India	11,717	12,827
Total Assets	$143,287	$125,139

10. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.6 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of June 30, 2021, $0.1 million remained as a prepaid expense.

On May 7, 2020, the Audit Committee of the Company approved a guaranty fee of 0.1% quarterly on the outstanding balance of Third Eye Capital Notes for 2020 annual fee. The balance of $0.5 million and $0.8 million, for guaranty fees, remained as an accrued liability as of June 30, 2021 and December 31, 2020, respectively.

The Company owes various members of the Board amounts totaling $0.1 million and $1.2 million as of June 30, 2021 and December 31, 2020, for each period, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended June 30, 2021 and 2020, the Company expensed $0.1 million, in connection with board compensation fees during each period. For the six months ended June 30, 2021 and 2020, the Company expensed $0.2 million during each period, in connection with board compensation fees. During the three months ended June 30, 2021 the company issued $0.9 million of restricted stock awards to pay off outstanding accounts payable owed to members of the Board.

11. Subsequent Events

Subordinated Debt Refinancing

On July 1, 2021, the Subordinated Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2021; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default (as defined in the Note and Warrant Purchase Agreements), including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. Accounting for the July 1, 2021 amendments and the refinancing terms of the Subordinated Notes will be evaluated in accordance with ASC 470-50 Debt - Modification and Extinguishment.

Third Eye Capital Limited Waiver and Amendment No. 20

On August 9, 2021, Third Eye Capital agreed to the Limited Waiver and Amendment No. 20 to the Note Purchase Agreement (“Amendment No. 20”) to: (i) provide that, upon written notice to Third Eye Capital, the maturity date may be further extended to April 1, 2023 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect of each Note, where half of such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, and (iii) provide for a waiver of the unfunded capital expenditures covenant for the quarter ended June 30, 2021 in which the Company exceeded the $100,000 capital expenditures limit. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash.

Third Eye Reserve Liquidity Facility

On August 9, 2021, Third Eye Capital agreed to decrease the amount available under the reserve liquidity facility notes governed by a promissory note to $40.0 million. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2022. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2022. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance.

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

For the ABGL biogas project, we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the higher carbon credits available in California. Funding for continued construction is based upon extending the existing Preferred Unit Purchase Agreement, obtaining government guaranteed loans and executing on existing and new state grant programs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2021 and 2020.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Founded in 2006, we own and operate a 65 million gallon per year ethanol facility in the California Central Valley in Keyes, California where we manufacture and produce low carbon renewable fuel ethanol, WDG, CDS, and DCO, all of which are sold to local dairies and feedlots as animal feed. We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility on the East Coast of India producing high quality distilled biodiesel and refined glycerin for customers in India and Europe.

We entered into an agreement to purchase Zebrex dehydration equipment from Mitsubishi on August 24, 2018, to improve process efficiency and reduce greenhouse gas emissions (“GHG”) at the Keyes Plant. We began initial equipment installation in the first quarter of 2020. The agreement allowed for deferred payments of the equipment until the unit begins operations. Due to COVID-19 shelter in place restrictions, construction of the project was halted late in the first quarter of 2020. Ongoing restrictions and contractor availability further delayed work toward completion until the third quarter of 2021. The Mitsubishi Zebrex ethanol dehydration system is a key part of increasing the electrification of the Keyes Plant and decreasing natural gas usage at the facility. This project decreases the carbon intensity of fuel produced at the Keyes Plant, allowing Aemetis to realize a higher price for the ethanol sold.

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

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. The digesters are connected via a pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce Renewable Natural Gas (“RNG”). During 2020, ABGL completed construction on the first two dairy digesters and the pipeline that carries bio-methane from these dairies to the Keyes Plant. The next phase of the project involves the construction of 15 additional dairies, for a total of 17 dairies. With plans to build digesters at more than 30 dairies, ABGL continues to negotiate and sign participation agreements with local dairies and convert those agreements into fully executed leases to capture dairy bio-methane from manure wastewater lagoons where the bio-methane would otherwise be released into the atmosphere. Upon receiving the bio-methane from the dairies, impurities will be removed and converted to RNG where it will be either injected into the local gas utility pipeline, supplied to a renewable compressed natural gas.

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

The Company is continuing to develop a biomass-to-fuel technology to build a carbon zero production facility. By producing ultra-low carbon renewable fuels, the Company expects to capture higher value D3 RINs and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States EPA.

On April 1, 2021, Aemetis established a new subsidiary named Aemetis Carbon Capture, Inc. to build carbon sequestration projects to generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground. California’s Central Valley is well established as a major region for large-scale natural gas production and CO₂ injection projects due to the subsurface geologic formation that retains gases.

During the second quarter of 2021, Aemetis has opened negotiations for the supply of 1.6 million metric tonnes (“MT”) per year of CO₂ for Carbon Capture and Sequestration (“CCS”) to be located at or near the two Aemetis renewable fuels plant sites in Central California near Modesto. It is anticipated that the capacity of each injection well site will be approximately one million MT per year, for a combined total of two million MT of CO₂ sequestration per year.

North America Revenue

Our revenue development strategy in North America has historically relied on supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margins and to add incremental income to the North America segment, including the development of the Riverbank project, the expansion of bio-methane digesters at local dairies near the Keyes Plant, and the implementation of the Aemetis Integrated Microgrid System, the Food Emission and Energy Efficiency Delivery Initiative, the Mitsubishi dehydration system and other technologies. We are also actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product.

During the first quarter of 2021, we produced five products at the Keyes Plant: denatured fuel ethanol, WDG, DCO, CO₂, and CDS. During the first quarter of 2020, we started transitioning from selling 100% of the ethanol we produce, pursuant to the J.D. Heiskell Purchase Agreement, to a model where 100% of the ethanol is sold directly to our fuel marketing customers. The ethanol stored in our finished goods tank is 100% owned by Aemetis. WDG continues to be sold to A.L. Gilbert and DCO is sold to other customer under the J.D. Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO₂ to Messer in the second quarter of 2020. We began selling high-grade alcohol in March 2020 directly to various customers throughout the West Coast and we also produced and sold Aemetis hand sanitizer under the Aemetis Health Products, Inc. subsidiary in the fourth quarter of 2020. North American revenue is dependent on the price of ethanol, high-grade alcohol, WDG, and DCO.

Ethanol pricing is determined pursuant to a marketing agreement with a single fuel marketing customer and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by Oil Price Information Service, as well as quarterly contracts negotiated by our marketing customer with local fuel blenders. The price for WDG is determined monthly pursuant to a marketing agreement with A.L. Gilbert and is generally determined in reference to the local price of dried distillers’ grains and other comparable feed products. North American revenue is dependent on the price of ethanol, high-grade alcohol, WDG, and DCO. Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand. WDG is influenced by the price of corn, the supply and price of distillers dried grains, and demand from the local dairy and feed markets. High-grade alcohol pricing is based on the supply and demand restrictions in the current market. Our revenue is further influenced by our decision to operate the Keyes Plant at various capacity levels, conduct required maintenance, and respond to biological processes affecting output.

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

During the first quarter of 2021, the Company was approved by the Andhra Pradesh State Road Transport Corp. (“APSRTC”), of India, to supply approximately 800,000 gallons per month of biodiesel to fuel public transport buses in the region. The arrangement is expected to be ongoing to meet the needs of APSRTC, however it has been delayed due to COVID-19.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended June 30 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$54,730	$45,223	$9,507	21%
India	154	2,601	(2,447)	-94%
Total	$54,884	$47,824	$7,060	15%

North America. The increase in revenues during the three months ended June 30, 2021 was due to an 88% increase in average price of ethanol to $2.78 per gallon, compared to $1.48 per gallon in the three months ended June 30, 2020, while the gallons of ethanol sold increased to 15.2 million gallons from 9.8 million gallons. In the three months ended June 30, 2020, ethanol revenues included revenues from high grade alcohol. WDG sales volume increased to 101 thousand tons during the three months ended June 30, 2021, compared to 91 thousand tons in the three months ended June 30, 2020, and the average price of WDG increased by 28% to $105 per ton in the three months ended June 30, 2021, compared to $82 per ton in the three months ended June 30, 2020. During the three months ended June 30, 2021, plant production averaged 110% of the 55 million gallon per year nameplate capacity, compared to 100% for the three months ended June 30, 2020. For the three months ended June 30, 2021, we generated 77% of our North America revenues from sales of ethanol, 19% from sales of WDG, and 4% from sales of DCO, CO₂, and CDS, compared to 48% of our North America revenues from sales of high grade alcohol, 32% from sales of ethanol, 17% from sales of WDG, and 3% from sales of DCO, CO₂, and CDS for the three months ended June 30, 2020.

India. The decrease in revenues was primarily attributable to the COVID-19 shutdown, higher costs of stearin in India causing lower production, and higher feedstock costs making conversion to biodiesel unviable. Biodiesel sales volume decreased by 96% to 105 metric tons in the three months ended June 30, 2021 compared to 2.6 thousand metric tons in the three months ended June 30, 2020, partially offset by a 22% increase in average price of biodiesel to $1,017 per metric ton in the three months ended June 30, 2021, compared to $835 per metric ton in the three months ended June 30, 2020. In addition, refined glycerin sales volume decreased by 98% to 9 metric tons in the three months ended June 30, 2021, compared to 411 metric tons in the three months ended June 30, 2020, partially offset by an average price per metric ton increase of 7% to $967 in the three months ended June 30, 2021, compared to $901 per metric ton in the three months ended June 30, 2020. For the three months ended June 30, 2021, we generated 70% of our revenues from the sale of biodiesel, 5% of our revenues from the sale of refined glycerin, and 25% of our sales from other sales compared to 83% of our revenues from the sale of biodiesel, 14% of our revenues from the sale of refined glycerin and 3% of our revenues from other sales, for the three months ended June 30, 2020.

Cost of Goods Sold

Three Months Ended June 30 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$51,069	$31,284	$19,785	63%
India	169	2,481	(2,312)	-93%
Total	$51,238	$33,765	$17,473	52%

North America. We ground 5.2 million and 4.9 million bushels of corn in the three months ended June 30, 2021 and 2020, respectively. Our average cost of feedstock per bushel increased to $8.04 per bushel during the three months ended June 30, 2021 compared to $4.55 per bushel for the three months ended June 30, 2020.

India. The decrease in costs of goods sold was attributable to the decrease in biodiesel feedstock volume by 96% to 105 metric tons in the three months ended June 30, 2021, compared to 2.5 thousand metric tons in the three months ended June 30, 2020, coupled with a decrease in the average price of biodiesel feedstock to $565 per metric ton in the three months ended June 30, 2021, compared to $659 per metric ton in the three months ended June 30, 2020. Refined glycerin feedstock volumes remained decreased to 8 metric tons in the three months ended June 30, 2021, compared to 406 metric tons in the three months ended June 30, 2020, while the average price of refined glycerin feedstock increased to $608 per metric ton in the three months ended June 30, 2021 compared to $643 per metric ton in the corresponding period in 2020.

Gross profit (loss)

Three Months Ended June 30 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$3,661	$13,939	$(10,278)	74%
India	(15)	120	(135)	-113%
Total	$3,646	$14,059	$(10,413)	-74%

North America. Gross profit decreased due to decrease in demand for high-grade alcohol, which had a higher gross margin per gallon sold than traditional ethanol. This was partially offset by an increase in volume of ethanol sold to 15.2 million gallons for the three months ended June 30, 2021, compared to 9.8 million gallons for the corresponding period in 2020 coupled with an increase in the price of ethanol and WDG. In addition, our average cost of feedstock per bushel increased by 77% for the three months ended June 30, 2021.

India. The decrease in gross profit was attributable to the decrease of biodiesel metric tons sold by 96% coupled with a 98% decrease of refined glycerin metric tons sold.

Operating Expenses

R&D

Three Months Ended June 30 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$21	$21	$-	0%
India	-	-	-	0%
Total	$21	$21	$-	0%

R&D expense remained consistent for the three months ended June 30, 2021 and 2020.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended June 30 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$5,358	$3,746	$1,612	43%
India	395	303	92	30%
Total	$5,753	$4,049	$1,704	42%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. The increase in SG&A expenses for the three months ended June 30, 2021 was due to increases in lease signing bonuses of $0.2 million, marketing expenses of $0.3 million, professional fees of $0.7 million, insurance of $0.3 million, and salaries of $0.1 million. SG&A expenses as a percentage of revenue in the three months ended June 30, 2021 increased to 10% as compared to 8% in the corresponding period of 2020.

India. SG&A expenses as a percentage of revenue in the three months ended June 30, 2021 increased to 256% as compared to 12% in the corresponding period of 2020 due to the decrease in revenue in the three months ended June 30, 2020.

Other (Income) and Expense

Three Months Ended June 30 (in thousands)

	2021	2020	Inc/dec	% change
North America
Interest rate expense	$4,529	$5,558	$(1,029)	-19%
Debt related fees and amortization expense	690	614	76	12%
Accretion and other expenses of Series A preferred units	3,800	1,362	2,438	179%
Gain on debt extinguishment	(1,134)	-	(1,134)	-100%
Other expense	572	314	258	-82%
India
Interest rate expense	-	16	(16)	-100%
Other income	(28)	(11)	(17)	-155%
Total	$8,429	$7,853	$576	7%

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

North America. Interest expense decreased in the three months ended June 30, 2021 due to principal debt payments made to Third Eye Capital. The increase in accretion and other expenses of the Series A Preferred Units was due to the issuance of additional units from June 30, 2020 to June 30, 2021, coupled with accrued preference payments. Other income from the gain on debt extinguishment was due to the PPP loan being forgiven. Other expense increased due to project termination charges.

India. Interest expense decreased as working capital lines have been repaid.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues

Our revenues are derived primarily from sales of ethanol, high grade alcohol, and WDG in North America and biodiesel and glycerin in India.

Six Months Ended June 30 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$97,058	$81,095	$15,963	20%
India	633	6,209	(5,576)	-90%
Total	$97,691	$87,304	$10,387	12%

North America. For the six months ended June 30, 2021, the Company generated 74% of revenue from sales of ethanol, 22% from sales of WDG, and 4% from sales of corn oil, CDS, and CO₂. During the six months ended June 30, 2021, plant production averaged 112% of the 55 million gallon per year nameplate capacity. The increase in revenues for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to the increase in volume of ethanol sold to 30.8 million gallons for the six months ended June 30, 2021 compared to 25.5 million gallons sold for the six months ended June 30, 2020 coupled with an increase in the price of ethanol per gallon to $2.34 for the six months ended June 30, 2021, compared to $1.53 for the six months ended June 30, 2020. In the six months ended June 30, 2020, 28% of revenue was from sales of high grade alcohol which was included in ethanol revenues. The average price of WDG increased by 32% to $106 per ton while WDG sales volume also increased by 4% to 205 thousand tons in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

India. For the six months ended June 30, 2021, the Company generated 74% of revenue from sales of biodiesel, 20% of sales from refined glycerin, and 6% from other sales compared to 80% of sales from biodiesel, 7% from sales of refined glycerin, and 13% from other sales during the six months ended June 30, 2020. The decrease in revenues for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to a 93% decrease in the sales volume of biodiesel to 455 metric tons. The decrease in biodiesel volumes was due to the COVID-19 pandemic and unfavorable feedstock pricing. The average sales price of biodiesel increased to $1,024 per metric ton during the six months ended June 30, 2021 compared to $786 per metric ton in the same period in 2020. The sales volume of refined glycerin decreased by 78% to 130 metric tons while the average price of glycerin increased by 24% to $956 per metric ton in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Cost of Goods Sold

Six Months Ended June 30 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$96,950	$67,697	$29,253	43%
India	703	5,981	(5,278)	-88%
Total	$97,653	$73,678	$23,975	33%

North America. We grounded 10.7 million bushels of corn during the six months ended June 30, 2021 compared to 10.6 million bushels in the same period in 2020. Our average cost of corn per bushel increased by 52% to $7.44 per bushel in the six months ended June 30, 2021 compared to the same period in 2020.

India. The decrease in cost of goods sold during the six months ended June 30, 2021 compared to June 30, 2020 was attributable to a decrease in the volume of biodiesel feedstock by 92% to 455 metric tons compared to 5,692 metric tons during the six months ended June 30, 2020 coupled with a decrease in the average price of biodiesel feedstock by 4% to $634 compared to $658 in the same period in 2020. In addition, the volume of refined glycerin feedstock decreased by 77% to 117 metric tons, partially offset by an increase in the average price of the refined glycerin feedstock by 23% to $619 per metric ton in the six months ended June 30, 2021 compared to the same period in 2020.

Gross Profit (loss)

Six Months Ended June 30 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$108	$13,398	$(13,290)	-99%
India	(70)	228	(298)	-131%
Total	$38	$13,626	$(13,588)	-100%

North America. Gross profit for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 decreased due to the decrease in demand for high-grade alcohol as a result of COVID-19 coupled with the increased price of corn.

India. The decrease in gross profit was attributable to decrease in the sales volume of all products of 91% to 585 metric tons.

Operating Expenses

R&D

Six Months Ended June 30 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$44	$138	$(94)	-68%
India	-	-	-	0%
Total	$44	$138	$(94)	-68%

R&D expenses decreased in the six months ended June 30, 2021 due to decreases in expenses related to research subcontract work of $80 thousand and lab supplies of $10 thousand.

Selling, General and Administrative Expenses (SG&A)

Six Months Ended June 30 (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$10,379	$6,866	$3,513	51%
India	756	1,119	(363)	-32%
Total	$11,135	$7,985	$3,150	39%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses and related facilities expenses.

North America. SG&A expenses as a percentage of revenue in the six months ended June 30, 2021 increased to 11% from 8% in the six months ended June 30, 2020. The increase in SG&A expenses was primarily due to an increase in salaries and wages of $0.8 million, supplies and services of $0.1 million, insurance of $0.5 million, professional fees of $1.2 million, lease signing bonuses of $0.2 million, bad debt expense of $0.1 million, and marketing fees of $0.3 million compared to the six months ended June 30, 2020.

India. SG&A expenses as a percentage of revenue in the six months ended June 30, 2021 increased to 119% as compared to 18% in the corresponding period of 2020. The decrease in SG&A was due to a decrease in salaries and office maintenance of $213 thousand, in rent and other utilities of $102 thousand, and professional fees of $257 thousand, partially offset by an increase of miscellaneous expenses and change in operational support services of $210 thousand during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Other (Income) and Expense

Six Months Ended June 30 (in thousands)

	2021	2020	Inc/dec	% change
North America
Interest rate expense	$10,494	$11,125	$(631)	-6%
Debt related fees and amortization expense	1,905	1,904	1	0%
Accretion and other expenses of Series A preferred units	5,743	2,322	3,421	147%
Gain on debt extinguishment	(1,134)	-	(1,134)	-100%
Other expense	562	261	301	115%
India
Interest rate expense	-	35	(35)	-100%
Other income	(49)	(21)	(28)	133%
Total	$17,521	$15,626	$1,895	12%

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

North America. Interest expense decreased in the six months ended June 30, 2021 due to principal debt payments made to Third Eye Capital. The increase in accretion and other expenses of the Series A Preferred Units was due to the issuance of additional units from June 30, 2020 to June 30, 2021, coupled with accrued preference payments. Other income related to gain on debt extinguishment was due to the PPP loan being forgiven. Other expense increased due to termination charges.

India. Interest expense decreased as working capital lines have been repaid and other income increased because of interest income.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $7.2 million at June 30, 2021, of which $5.1 million was held in North America and the rest was held at our Indian subsidiary. Our current ratio at June 30, 2021 was 0.30, compared to a current ratio of 0.08 at December 31, 2020. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	June 30, 2021	December 31, 2020

Cash and cash equivalents	$7,175	$592
Current assets (including cash, cash equivalents, and deposits)	18,958	8,683
Current and long term liabilities (excluding all debt)	86,363	80,264
Current & long term debt	180,948	229,619

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.8 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $0.5 million per investor to $0.9 million per investor. As of June 30, 2021, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to the Company. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

For the ABGL biogas project, we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the higher carbon credits available in California. Funding for continued construction is based upon extending the existing Preferred Unit Purchase Agreement, obtaining government guaranteed loans and executing on existing and new state grant programs.

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

At June 30, 2021, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $113.0 million. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2022, however, the Company has the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2023 upon notice and payment of a 1% extension fee, pursuant to Amendment No. 20. The GAFI notes were fully repaid in the first quarter of 2021.

As of the date of this report, the Company has $40.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes due on April 1, 2022.

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

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the six months ended June 30, 2021:

Increases to debt:
Accrued interest	$10,510
Maturity date extension fee added to senior debt and waiver fees	1,315
Sub debt extension fees	340
Financing for equipment term loan	55
Total increases to debt		$12,220
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(23,559)
Principal and interest payments to EB-5 investors	(1,252)
GAFI interest and principal payments	(34,846)
PPP loan forgiveness	(1,134)
Change in debt issuance costs, net of amortization	(100)
Total decreases to debt		$(60,891)
	Change in total debt	$(48,671)

Working capital changes resulted in (i) a $0.6 million increase in inventories due to a $1.1 million increase in North America inventory, partially offset by a decrease of $0.5 million in India, (ii) a $0.1 million decrease in accounts receivable due a $0.7 million decrease in India’s accounts receivable, partially offset by a $0.6 million increase in Norther America’s accounts receivable, (iii) a $4.4 million increase in prepaid expenses mainly due to $4.0 million dollar prepayment to J.D. Heiskell coupled with a $0.5 million prepayment for natural gas, offset by $0.1 million dollar decrease in prepaid insurance , (iv) a decrease in other current assets in India operations of $0.6 million coupled with a decrease of $0.6 million in North America operations, and (v) a $6.6 million increase in cash due to funds raised through the at-the-market offering program.

Net cash used in operating activities during the six months ended June 30, 2021 was $18.2 million, consisting of non-cash charges of $10.6 million, net cash used in in operating assets and liabilities of $0.1 million, and net loss of $28.7 million. The non-cash charges consisted of: (i) $1.9 million in amortization of debt issuance costs and other intangible assets, (ii) $2.8 million in depreciation expenses, (iii) $1.1 million in stock-based compensation expense, (iv) $5.7 million in preferred unit accretion and other expenses of Series A preferred units, (v) a gain on debt extinguishment of $1.1 million and (vi) an increase in the provision for bad debts of $0.1 million. Net changes in operating assets and liabilities consisted primarily of an increase in (i) inventories of $0.6 million, (ii) prepaid expenses of $4.4 million, (iii) accounts receivable of $0.1 million, and (iv) a decrease in accounts payable of $2.7 million, partially offset by and (v) an increase in other liabilities of $0.7 million, (vi) a decrease in other assets of $2.6 million, and (vii) an increase in accrued interest of $4.4 million.

Cash used by investing activities was $11.7 million, of which $13.0 million were used by capital projects. This was partially offset by North America grant proceeds received of $1.2 million.

Cash provided by financing activities was $36.5 million, consisting primarily of $86.3 million raised from issuance of common stock in equity offerings, $3.1 million received for issuing Series A Preferred Units, $1.0 million from exercises of stock options, and $0.1 million received for grant matching program partially offset by repayments of borrowing on TEC debt of $53.5 million, $0.3 million for Series A Preferred Units redemption, and $0.2 million related to payments on finance leases.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, and debt modification and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended June 30, 2021.

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

None

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended June 30, 2021.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

Third Eye Capital Limited Waiver and Amendment No. 20

On August 9, 2021, Third Eye Capital agreed to the Limited Waiver and Amendment No. 20 to the Note Purchase Agreement (“Amendment No. 20”) to: (i) provide that, upon written notice to Third Eye Capital, the maturity date may be further extended to April 1, 2023 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect of each Note, where half of such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, and (iii) provide for a waiver of the unfunded capital expenditures covenant for the quarter ended June 30, 2021 in which the Company exceeded the $100,000 capital expenditures limit. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash.

The foregoing description of Amendment No. 20 is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 20, which is filed as Exhibit 10.1 hereto, and is incorporated by reference herein.

Third Eye Reserve Liquidity Facility

On August 9, 2021, Third Eye Capital agreed to decrease the amount available under the reserve liquidity facility notes governed by a promissory note to $40.0 million. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2022. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2022. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance.

The foregoing description of Promissory Note is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of Promissory Note, which is filed as Exhibit 10.2 hereto, and is incorporated by reference herein.

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

10.1

Limited Waiver and Amendment No. 20 to Amended and Restated Note Purchase Agreement, dated as of August 9, 2021 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Ninepoint Third Eye Capital Private Credit Fund.

10.2

Fourth Amended and Restated Promissory Note, dated as of August 9, 2021 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation including Third Eye Capital Management Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021

AEMETIS, INC.

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2021

