Form 10-Q
period 2021-09-30
AEMETIS, INC
filed 2021-11-12
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36475

AEMETIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1407544
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of the registrant’s Common Stock on October 31, 2021 was 33,250,807 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2021

INDEX

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop new and to maintain and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on terms reasonably acceptable to us or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous markets and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except for par value)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents ($45 and $235 respectively from VIE)	$6,389	$592
Accounts receivable, net of allowance for doubtful accounts of $1,404 and $1,260 as of September 30, 2021 and December 31, 2020	1,621	1,821
Inventories	4,862	3,969
Prepaid expenses ($153 and $192 respectively from VIE)	3,596	750
Other current assets ($0 and $741 respectively from VIE)	545	1,551
Total current assets	17,013	8,683

Property, plant and equipment, net ($33,402 and $22,628 respectively from VIE)	124,915	109,880
Operating lease right-of-use assets ($14 and $28 respectively from VIE)	2,572	2,889
Other assets ($24 and $24 respectively from VIE)	2,479	3,687
Total assets	$146,979	$125,139

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($4,829 and $6,271 respectively from VIE)	$13,887	$20,739
Current portion of long term debt	9,962	44,974
Short term borrowings	13,901	14,541
Mandatorily redeemable Series B convertible preferred stock	3,328	3,252
Accrued property taxes	6,801	5,674
Accrued contingent litigation fees	6,200	6,200
Current portion of operating lease liability ($13 and $10 respectively from VIE)	286	316
Current portion of Series A preferred units ($8,660 and $2,015 respectively from VIE)	8,660	2,015
Other current liabilities ($393 and $129 respectively from VIE)	11,580	4,524
Total current liabilities	74,605	102,235
Long term liabilities:
Senior secured notes and revolving notes	117,197	125,624
EB-5 notes	32,500	32,500
Other long term debt ($42 and $0 respectively from VIE)	11,418	11,980
Series A preferred units ($38,257 and $32,022 respectively from VIE)	38,257	32,022
Operating lease liability ($0 and $11 respectively from VIE)	2,381	2,578
Other long term liabilities ($0 and $74 respectively from VIE)	2,714	2,944
Total long term liabilities	204,467	207,648

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,285 and 1,323 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,855 and $3,969 respectively)	1	1
Common stock, $0.001 par value; 40,000 authorized; 32,564 and 22,830 shares issued and outstanding each period, respectively	33	23
Additional paid-in capital	192,520	93,426
Accumulated deficit	(320,346)	(274,080)
Accumulated other comprehensive loss	(4,301)	(4,114)
Total stockholders' deficit	(132,093)	(184,744)
Total liabilities and stockholders' deficit	$146,979	$125,139

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Unaudited, in thousands except for earnings per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues	$49,895	$40,923	$147,586	$128,227
Cost of goods sold	54,680	40,152	152,333	113,830
Gross profit (loss)	(4,785)	771	(4,747)	14,397

Research and development expenses	22	37	66	175
Selling, general and administrative expenses	5,087	4,563	16,222	12,548
Operating income (loss)	(9,894)	(3,829)	(21,035)	1,674

Other expense (income):
Interest expense
Interest rate expense	4,408	5,796	14,902	16,956
Debt related fees and amortization expense	1,140	674	3,045	2,578
Accretion and other expenses of Series A preferred units	2,185	1,765	7,928	4,087
Gain on debt extinguishment	-	-	(1,134)	-
Other expense (income)	(30)	153	483	393
Loss before income taxes	(17,597)	(12,217)	(46,259)	(22,340)
Income tax expense (benefit)	-	-	7	(263)
Net loss	$(17,597)	$(12,217)	$(46,266)	$(22,077)

Other comprehensive (loss)
Foreign currency translation gain (loss)	22	314	(187)	(381)
Comprehensive loss	$(17,575)	$(11,903)	$(46,453)	$(22,458)

Net loss per common share
Basic	$(0.55)	$(0.59)	$(1.55)	$(1.06)
Diluted	$(0.55)	$(0.59)	$(1.55)	$(1.06)

Weighted average shares outstanding
Basic	31,857	20,861	29,818	20,732
Diluted	31,857	20,861	29,818	20,732

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2021	2020
Operating activities:
Net loss	(46,266)	$(22,077)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,401	826
Depreciation	4,106	3,515
Debt related fees and amortization expense	3,045	2,578
Intangibles and other amortization expense	35	36
Accretion and other expenses of Series A preferred units	7,928	4,087
Gain on debt extinguishment	(1,134)	-
Deferred tax benefit	-	(263)
Provision for bad debts	144	647
Changes in operating assets and liabilities:
Accounts receivable	50	(1,902)
Inventories	(902)	1,542
Prepaid expenses	(2,847)	66
Other assets	2,475	1,684
Accounts payable	(4,624)	330
Accrued interest expense and fees	9,256	16,011
Other liabilities	7,340	(24)
Net cash (used in) provided by operating activities	(19,993)	7,056

Investing activities:
Capital expenditures	(18,771)	(14,921)
Grant proceeds received for capital expenditures	1,224	-
Note receivable	-	(3,687)
Net cash used in investing activities	(17,547)	(18,608)

Financing activities:
Proceeds from borrowings	-	12,135
Repayments of borrowings	(53,523)	(11,792)
TEC debt renewal and waiver fee payments	(1,008)	(300)
Grant proceeds received for capital expenditures	115	256
Payments on finance leases	(373)	(1,137)
Proceeds from issuance of common stock in equity offering	94,203	-
Proceeds from the exercise of stock options	1,104	260
Proceeds from Series A preferred units financing	3,130	11,564
Series A preferred financing redemption	(300)	-
Net cash provided by financing activities	43,348	10,986

Effect of exchange rate changes on cash and cash equivalents	(11)	(11)
Net change in cash and cash equivalents for period	5,797	(577)
Cash and cash equivalents at beginning of period	592	656
Cash and cash equivalents at end of period	6,389	$79

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$5,646	$702
Income taxes paid	7	8
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Fair value of warrants issued to subordinated debt holders	1,546	181
TEC debt extension, waiver fees, promissory notes fees added to debt	608	1,793
Capital expenditures in accounts payable	4,695	1,182
Operating lease liabilities arising from obtaining right of use assets	-	2,688
Financing lease liabilities arising from obtaining right of use assets	113	2,988
Capital expenditures purchased on financing	55	5,652
Issuance of equity to pay off accounts payable	893	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the nine months ended September 30, 2021
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	deficit

Balance at December 31, 2020	$1,323	$1	$22,830	$23	$93,426	$(274,080)	$(4,114)	$(184,744)

Issuance of common stock	-	-	5,682	6	62,389	-	-	62,395
Stock options exercised	-	-	1,226	1	1,002	-	-	1,003
Stock-based compensation	-	-	-	-	835	-	-	835
Issuance and exercise of warrants	-	-	113	-	281	-	-	281
Foreign currency translation loss	-	-	-	-	-	-	(25)	(25)
Net loss	-	-	-	-	-	(18,112)	-	(18,112)
Balance at March 31, 2021	1,323	$1	29,851	$30	$157,933	$(292,192)	$(4,139)	$(138,367)

Issuance of common stock	-	-	976	1	24,773	-	-	24,774
Stock options exercised	-	-	745	1	28	-	-	29
Stock-based compensation	-	-		-	281	-	-	281
Foreign currency translation loss	-	-		-	-	-	(184)	(184)
Net loss	-	-		-	-	(10,557)	-	(10,557)
Balance at June 30, 2021	1,323	$1	31,572	$32	$183,015	$(302,749)	$(4,323)	$(124,024)

Issuance of common stock			576	1	7,883	-	-	7,884
Sereis B conversion to common stock	(38)	-	4	-	-	-	-	-
Stock options exercised			299	-	72	-	-	72
Stock-based compensation			-	-	285	-	-	285
Issuance and exercise of warrants			113	-	1,265	-	-	1,265
Foreign currency translation gain			-	-	-	-	22	22
Net loss			-	-	-	(17,597)	-	(17,597)
Balance at September 30, 2021	1,285	$1	32,564	$33	$192,520	$(320,346)	$(4,301)	$(132,093)

For the nine months ended September 30, 2020
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	deficit

Balance at December 31, 2019	1,323	$1	20,570	$21	$86,852	$(237,421)	$(3,825)	$(154,372)

Stock-based compensation	-	-	-	-	310	-	-	310
Issuance and exercise of warrants	-	-	113	-	93	-	-	93
Foreign currency translation loss	-	-	-	-	-	-	(668)	(668)
Net loss	-	-	-	-	-	(12,052)	-	(12,052)
Balance at March 31, 2020	1,323	$1	20,683	$21	$87,255	$(249,473)	$(4,493)	$(166,689)

Stock-based compensation	-	-	-	-	325	-	-	325
Issuance and exercise of warrants	-	-	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(27)	(27)
Net income	-	-	-	-	-	2,192	-	2,192
Balance at June 30, 2020	1,323	$1	20,683	$21	$87,580	$(247,281)	$(4,520)	$(164,199)

Stock options exercised	-	-	232	-	260	-	-	260
Stock-based compensation	-	-	-	-	191	-	-	191
Issuance and exercise of warrants	-	-	112	-	88	-	-	88
Foreign currency translation gain	-	-	-	-	-	-	314	314
Net loss	-	-	-	-	-	(12,217)	-	(12,217)
Balance at September 30, 2020	1,323	$1	21,027	$21	$88,119	$(259,498)	$(4,206)	$(175,563)

The accompanying notes are an integral part of the financial statements.

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis, “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas, renewable fuels and byproducts company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products and reduce greenhouse gas emissions.

Founded in 2006, we have completed Phase 1 and are expanding a California biogas digester network and pipeline system to convert dairy waste gas into Renewable Natural Gas (RNG). We own and operate a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold to local dairies and feedlots as animal feed. In the fourth quarter of 2021, an ethanol membrane dehydration system was commissioned at the Keyes Plant, a key part of increasing the electrification and decreasing natural gas usage at the facility. This project reduces greenhouse gas (“GHG”) emissions and decreases the carbon intensity of fuel produced at the Keyes Plant, allowing us to realize a higher price for the ethanol produced and sold.

We also own and operate a 50 million gallon per year renewable chemical and advanced fuel production facility (“Kakinada Plant”) on the East Coast of India that produces high quality distilled biodiesel and refined glycerin for customers in India and Europe. We are developing the Carbon Zero sustainable aviation fuel (SAF) and renewable diesel fuel biorefineries in California to utilize distillers corn oil and other renewable oils to produce low carbon intensity renewable jet and diesel fuel using cellulosic hydrogen from waste orchard and forest wood, while pre-extracting cellulosic sugars from the waste wood to be processed into high value cellulosic ethanol at the Keyes plant. Additionally, we operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. We hold a portfolio of patents and exclusive technology licenses to produce renewable fuels and biochemicals. We own a partially completed plant in Goodland, Kansas (the “Goodland Plant”) through our subsidiary Goodland Advanced Fuels, Inc., (“GAFI”), which was formed to acquire the Goodland Plant.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. The digesters are connected via a pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce Renewable Natural Gas (“RNG”). During the third quarter of 2020, ABGL completed construction on the first two dairy digesters along with the pipeline that carries bio-methane from these dairies to the Keyes Plant. Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to RNG where it will be either injected into the local gas utility pipeline, supplied as renewable compressed natural gas (“RCNG”) that will service local trucking fleets, or used as renewable energy at the Keyes Plant.

During the first quarter of 2021, we announced our “Carbon Zero” biofuels production plants designed to produce biofuels, including renewable jet and diesel fuel utilizing cellulosic hydrogen and non-edible renewable oils sourced from our existing biofuels plants and other sources. The first plant, in Riverbank, California, “Carbon Zero 1”, is expected to utilize hydroelectric and other renewable power available onsite to produce 45 million gallons per year of jet fuel, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels to reduce greenhouse gas (“GHG”) emissions and other pollutants associated with conventional petroleum-based fuels.

The Company is continuing to develop a biomass-to-fuel technology to build a carbon zero production facility. By producing ultra-low carbon renewable fuels, the Company expects to capture higher value D3 RINs and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States EPA.

On April 1, 2021, we established Aemetis Carbon Capture, Inc. to build carbon sequestration projects to generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground. California’s Central Valley is well established as a major region for large-scale natural gas production and CO₂ injection projects due to the subsurface geologic formation that retains gases.

We also own and operate the Kakinada Plant with a nameplate capacity of 150 thousand metric tons per year, or about 50 million gallons per year, producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We believe the Kakinada Plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada Plant is capable of processing a variety of vegetable oils and animal fat waste feedstocks into biodiesel that meet international product standards. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive and other industries.

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

The accompanying consolidated condensed balance sheet as of September 30, 2021, the consolidated condensed statements of operations and comprehensive (loss) for the three and nine months ended September 30, 2021 and 2020, the consolidated condensed statements of cash flows for the nine months ended September 30, 2021 and 2020, and the consolidated condensed statements of stockholders’ deficit for the three and nine months ended September 30, 2021 and 2020 are unaudited. The consolidated condensed balance sheet as of December 31, 2020 was derived from the 2020 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2021 and 2020 have been prepared on the same basis as the audited consolidated statements as of December 31, 2020 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

During the first quarter of 2020, Aemetis began selling high-grade alcohol for consumer applications directly to customers on the West Coast and Midwest using a variety of payment terms. These agreements and terms were evaluated according to ASC 606 guidance and such revenue is recognized upon satisfaction of the performance obligation by delivery of the product based on the terms of the agreement. Sales of high-grade alcohol were minimal for the third quarter and year to date revenue for 2021 and were aggregated with ethanol sales for the three and nine months ended September 30, 2021. Sales of high-grade alcohol represented 2% and 18% of revenue for the three and nine months ended September 30, 2020, respectively.

The below table shows our sales in North America by product category:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Ethanol and high-grade alcohol sales	$39,131	$24,825	$111,220	$86,387
Wet distiller's grains sales	8,919	7,143	30,584	22,983
Other sales	1,782	1,163	5,086	4,856
	$49,832	$33,131	$146,890	$114,226

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

India: In India, we sell products pursuant to purchase orders (written or verbal) or by contract with governmental or international parties, in which performance is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in the contracts. The transaction price is determined daily based on reference market prices for biodiesel, refined glycerin, and palm fatty acid distillate (“PFAD”) net of taxes. Transaction price allocation is not needed.

The below table shows our sales in India by product category:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Biodiesel sales	$-	$7,325	$465	$12,267
Refined glycerin sales	-	449	125	909
PFAD sales	-	-	-	774
Other sales	63	18	106	51
	$63	$7,792	$696	$14,001

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

Accounts Receivable. The Company sells ethanol and WDG through third-party marketing arrangements generally without requiring collateral and high-grade alcohol directly to customers on a variety of terms including advanced payment terms, based on the size and creditworthiness of the customer. DCO is marketed and sold to A.L. Gilbert and other customers under the J.D. Heiskell Purchasing Agreement. The Company sells CDS directly to customers on standard 30 day payment terms. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Usually, invoices are due within 30-days on net terms. Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We reserved $1.4 million and $1.3 million in the allowances for doubtful accounts as of September 30, 2021 and December 31, 2020, respectively.

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

Investments. The Company follows ASC 325-20, Cost Method Investments, to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable guarants (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During 2020, the Company received 489,716 preferred stock shares and 5,000,000 common stock shares in Nevo Motors, a privately held company, in exchange for conversion of its existing debt, carried at zero value, into equity. Due to the lack of operations, the carrying amount of our investment is zero at September 30, 2021 and December 31, 2020.

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

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment—Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. The Company has not recorded any impairment during the three and nine months ended September 30, 2021 and 2020.

California Energy Commission Low-Carbon Fuel Production Program. The Company has been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $877 thousand from the LCFPP as of September 30, 2021 as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognizes the grant as a reduction of the costs in the period when approval is received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. In 2019, the Company was awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company received all the awarded grant proceeds as of the second quarter 2021.

In October 2020, the Company was awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $33 thousand from the CDFA 2020 grant program as of September 30, 2021 as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognizes the grant as a reduction of the costs in the period when approval is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank project. The Company receives funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant for reimbursement of capital expenditures of $115 thousand received during the first quarter of 2021, and $1.7 million from prior years were recorded as other long-term liabilities as of September 30, 2021. Due to the uncertainty associated with meeting the minimum matching contribution, the reimbursement will be recognized when the Company makes the minimum matching contribution.

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and nine months ended September 30, 2021 and, 2020, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of September 30, 2021 and 2020:

	As of
	September 30, 2021	September 30, 2020

Series B preferred (post split basis)	129	132
Common stock options and warrants	3,929	5,846
Debt with conversion feature at $30 per share of common stock	1,280	1,294
Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	5,338	7,272

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

Fair Value of Financial Instruments. Financial instruments include accounts receivable, accounts payable, accrued liabilities, current and non-current portion of subordinated debt, notes receivable, notes payable, series A preferred units, and long-term debt. Due to the unique terms of our notes payable and long-term debt and the financial condition of the Company, the fair value of the debt is not readily determinable. The fair value determined using level 3 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

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

2. Inventories

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$1,363	$1,382
Work-in-progress	1,274	1,266
Finished goods	2,225	1,321
Total inventories	$4,862	$3,969

As of September 30, 2021, and December 31, 2020, the Company recognized a lower of cost or net realizable value impairment of none and $0.7 million respectively, related to inventory.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	September 30, 2021	December 31, 2020
Land	$4,084	$4,092
Plant and buildings	97,168	97,398
Furniture and fixtures	1,305	1,195
Machinery and equipment	5,298	5,188
Construction in progress	44,322	25,397
Property held for development	15,414	15,408
Finance lease right of use assets	2,317	2,308
Total gross property, plant & equipment	169,908	150,986
Less accumulated depreciation	(44,993)	(41,106)
Total net property, plant & equipment	$124,915	$109,880

For the three months ended September 30, 2021 and 2020, interest capitalized in property, plant, and equipment was $1.4 million and $0.1 million, respectively. For the nine months ended September 30, 2021 and 2020, interest capitalized in property, plant, and equipment was $2.9 million and $0.3 million, respectively.

Construction in progress contains incurred costs for the ABGL biogas project, Riverbank project, and energy efficient upgrades at the Keyes Plant. In the second quarter of 2020, the CO₂ Project commenced operations and was placed in service at that time. In the third quarter of 2020, two dairy digesters commenced operations and were placed in service at that time. Spending for ongoing capital projects is accumulated in construction in progress and will be capitalized with subsequent depreciation once the capital projects are finished and are in service. Depreciation on the components of property, plant and equipment is calculated using the straight-line method over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

For the three months ended September 30, 2021 and 2020, the Company recorded depreciation expense of $1.3 million for each period. For the nine months ended September 30, 2021 and 2020, the Company recorded depreciation expense of $4.1 and $3.5 million, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three and nine months ended September 30, 2021 and 2020.

4. Debt

Debt consists of the following:

	September 30, 2021	December 31, 2020
Third Eye Capital term notes	$7,093	$7,066
Third Eye Capital revolving credit facility	71,732	80,310
Third Eye Capital revenue participation term notes	11,914	11,864
Third Eye Capital acquisition term notes	26,457	26,384
Third Eye Capital promissory note	-	1,444
Cilion shareholder seller notes payable	6,386	6,274
Subordinated notes	13,229	12,745
EB-5 promissory notes	42,462	43,120
GAFI Term and Revolving loans	-	33,626
Term loans on capital expenditures	5,705	5,652
PPP loans	-	1,134
Total debt	184,978	229,619
Less current portion of debt	23,863	59,515
Total long term debt	$161,115	$170,104

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

On August 11, 2020, Third Eye Capital agreed to Limited Waiver and Amendment No. 17 to the Note Purchase Agreement (“Amendment No. 17”), to (i) provide that the maturity date of the Third Eye Capital Notes may be further extended at our election to April 1, 2022 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2021 and June 30, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash (the “Amendment No. 17 Fee”). On November 5, 2020, Third Eye Capital agreed to Limited Waiver and Amendment No. 18 to the Note Purchase Agreement (“Amendment No. 18”) to provide for a waiver of the ratio of note indebtedness covenant for the quarter ended September 30, 2021. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment fee of $50 thousand. We have evaluated the $0.3 million waiver fee in Amendment No. 17 and the $50 thousand waiver fee in Amendment No. 18 in accordance with ASC 470-60 Troubled Debt Restructuring.

According to the guidance, we considered the $0.3 million fee in Amendment No.17 and the $50 thousand waiver fee in Amendment No. 18 to be troubled debt restructurings. In order to assess whether the creditor granted a concession, we calculated the post-restructuring effective interest rate by projecting cash flows on the new terms and calculated a discount rate equal to the carrying amount of pre-restructuring of debt, and by comparing this calculation to the terms of Amendment No. 15, we determined that Third Eye Capital provided a concession in accordance with the provisions of ASC 470-60 and thus applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting. Using the effective interest method of amortization, the Amendment No. 17 waiver fee of $0.3 million is being amortized over the stated remaining life of the Third Eye Capital Notes.

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

On August 9, 2021, Third Eye Capital agreed to the Limited Waiver and Amendment No. 20 to the Note Purchase Agreement (“Amendment No. 20”) to: (i) provide that, upon written notice to Third Eye Capital, the maturity date may be further extended to April 1, 2023 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect of each Note, where half of such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension; (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022; and (iii) provide for a waiver of the unfunded capital expenditures covenant for the quarter ended June 30, 2021 in which the Company exceeded the $100,000 capital expenditures limit. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash. We evaluated the terms of the Amendment No.20 and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On November 5, 2021, Third Eye Capital agreed to the Limited Waiver and Amendment No. 21 to the Note Purchase Agreement (“Amendment No. 21”) to: (i) provide a waiver for the Blocked Account Agreement Violation in which the Borrowers failed to deliver Blocked Account Control Agreements by August 31, 2021 and (ii) provide for a waiver for the Subordinated Debt Violation, in which the Company made a repayment to a Subordinated Debt lender. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million in cash. We will evaluate the terms of the Amendment No.21 in accordance with ASC 470-50 Debt – Modification and Extinguishment.

As Amendments No. 19, No. 20, and No 21 waived certain covenants over the next four quarters, the notes are classified as long-term debt.

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

Terms of Third Eye Capital Notes

A.	Term Notes. As of September 30, 2021, the Company had $7.1 million in principal and interest outstanding net of $36 thousand unamortized debt issuance costs under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2022*.

B	Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17.00% as of September 30, 2021) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2022*. As of September 30, 2021, AAFK had $72.4 million in principal and interest and waiver fees outstanding net of $671 thousand unamortized debt issuance costs under the Revolving Credit Facility.

C.	Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2022*. As of September 30, 2021, AAFK had $12.0 million in principal and interest outstanding net of $56 thousand unamortized debt issuance costs on the Revenue Participation Term Notes.

D.	Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (14.00% per annum as of September 30, 2021) and mature on April 1, 2022*. As of September 30, 2021, Aemetis Facility Keyes, Inc. had $26.6 million in principal and interest and redemption fees outstanding net of $95 thousand unamortized debt issuance costs. The outstanding principal balance includes a total of $7.5 million in redemption fees.

E.	Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $40.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and April 1, 2022. We have no borrowings outstanding under the Reserve Liquidity Notes as of September 30, 2021.

*The note maturity date can be extended by the Company to April 2023. As a condition to any such extension, the Company would be required to pay a fee of 1% of the carrying value of the debt which can be paid 50% in cash or stock and 50% can be added to the outstanding debt. As a result of this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

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

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc., (“Cilion”) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of September 30, 2021, Aemetis Facility Keyes, Inc. had $6.4 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

On July 1, 2021, the Subordinated Notes were amended to extend the maturity date until the earlier of (i) December 31, 2021; (ii) completion of an equity financing by AAFK or Aemetis, Inc. in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. The Company evaluated the July 1, 2021 amendment and the refinancing terms of the Notes and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loans were extinguished, however, the Company was not required to record a gain or loss on the debt extinguishment.

At September 30, 2021 and December 31, 2020, the Company had, in aggregate, the amount of $14.1 million and $12.7 million in principal and interest outstanding net of discount issuance costs of $0.8 million and none, respectively, under the Subordinated Notes.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of September 30, 2021, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. During the three and nine months ended September 30, 2021 the Company repaid two investors who obtained green card approval under the program, none and $1.0 million, respectively, of the EB-5 Phase I funding. As of September 30, 2021, $34.5 million in principal and $3.9 million in accrued interest was outstanding on the EB-5 Notes sold under the EB-5 Phase I funding.

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

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Facility in increments of $0.9 million after November 21, 2019. The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of September 30, 2021, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of September 30, 2021, $4.1 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

Unsecured working capital loans. On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital cash advances bear interest at 12% and working capital can be induced through trading of feedstock or finished goods by Gemini, which does not have any interest accrual. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the three and nine months ended September 30, 2021 and 2020, the Company has accrued no interest on Gemini. During the nine months ended September 30, 2021 and 2020, the Company made principal payments to Gemini of none and $8.5 million, respectively. As of September 30, 2021, and December 31, 2020, the Company had no outstanding balance under this agreement.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as selling, general, and administrative expenses by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 day period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the nine months ended September 30, 2021 and 2020, the Company made principal and interest payments to Secunderabad Oils of none and approximately $0.9 million, respectively. As of September 30, 2021, and December 31, 2020 the Company had no outstanding balance under this agreement.

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

The Company fully repaid the GAFI notes in the first quarter of 2021. As of September 30, 2021, and December 31, 2020, GAFI had none and $22.2 million net of debt issuance costs of none and $0.4 million outstanding on the Term Loan and none and $11.8 million on the Revolving Loan respectively, classified as current portion of long-term debt.

Payroll Protection Program. On May 5, 2020, certain wholly owned subsidiaries of the Company received loan proceeds of approximately $1.1 million; (“PPP Loans”) under the Paycheck Protection Program (“PPP”). In the second quarter of 2021, the Company received notification from the Small Business Administration that all loan proceeds received by the Company were forgiven. Due to the forgiveness of the loan, the Company recorded a gain on debt extinguishment in the statements of operations and comprehensive loss in the amount of approximately $1.1 million during the nine months ended September 30, 2021. For the three months ended September 30, 2021 and 2020, the company recorded no gain or loss on extinguishment.

Financing Agreement for capital expenditures. The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase membrane dehydration equipment to save energy used in the Keyes Plant. The Company also entered into a financing agreement with Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. The equipment was delivered in March 2020; however, the installation has been delayed due to the COVID-19 pandemic. Hence, we recorded the asset in property, plant and equipment, net and the related liability of $0.7 million in short term borrowings and $5.0 million in other long-term debt, respectively as of September 30, 2021. In the fourth quarter of 2021, the dehydration equipment was commissioned.

Scheduled debt repayments for the Company’s loan obligations follow:

Twelve months ended September 30,	Debt Repayments
2022	$23,863
2023	147,749
2024	7,445
2025	4,581
2026	945
There after	1,253
Total debt	185,836
Debt issuance costs	(858)
Total debt, net of debt issuance costs	$184,978

5. Commitments and Contingencies

Leases

We have identified assets as the corporate office, warehouse, monitoring equipment and laboratory facilities over which we have control and obtain economic benefits fully. We classified these identified assets as operating leases after assessing the terms under classification guidance. We have entered into several leases for trailers and carbon units with purchase option at the end of the term. We have concluded that it is reasonably certain that we would exercise the purchase option at the end of the term, hence the leases were classified as finance leases. All of our leases have remaining term of less than a year to 7 years.

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

The components of lease expense and sublease income was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Operating lease cost
Operating lease expense	$204	$201	$612	$561
Short term lease expense	28	75	138	104
Variable lease expense	30	29	84	89
Total operating lease cost	$262	$305	$834	$754

Finance lease cost
Amortization of right-of-use assets	$58	$94	$168	$155
Interest on lease liabilities	20	26	61	44
Total finance lease cost	$78	$120	$229	$199

Cash paid for amounts included in the measurement of lease liabilities:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Operating cash flows used in operating leases	$179	$131	$519	$448
Operating cash flows used in finance leases	20	26	61	44
Financing cash flows used in finance leases	$126	435	$374	1,137

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Operating leases
Accretion of the lease liability	$93	$101	$288	$160
Amortization of right-of-use assets	111	100	324	402

Weighted Average Remaining Lease Term
Operating leases		6.4 years
Finance leases		2.6 years

Weighted Average Discount Rate
Operating leases		14.0%
Finance leases		5.9%

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$2,572	$2,889

Current portion of operating lease liability	286	316
Long term operating lease liability	2,381	2,578
Total operating lease liabilities	2,667	2,894

Finance leases
Property and equipment, at cost	$2,317	$2,308
Accumulated depreciation	(313)	(249)
Property and equipment, net	2,004	2,059

Other current liability	541	417
Other long term liabilities	840	1,164
Total finance lease liabilities	1,381	1,581

Maturities of operating lease liabilities were as follows:

Twelve Months ended September 30,	Operating leases	Finance leases

2021	$632	$611
2022	572	528
2023	586	324
2024	603	31
2025	622	-
There after	1,076	-
Total lease payments	4,091	1,494
Less imputed interest	(1,424)	(113)

Total lease liability	$2,667	$1,381

Property taxes

The Company entered into a payment plan with Stanislaus County for unpaid property taxes for the Keyes Plant site on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company was set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. After making one payment, the Company defaulted on the payment plan and as of September 30, 2021 and December 31, 2020, the balance in property tax accrual was $6.8 million and $5.7 million, respectively. Stanislaus County agreed not to enforce collection actions and we are now in discussions with Stanislaus County regarding a payment plan.

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of September 30, 2021, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 2,800,000 of Series A Preferred Units on second tranche for a value of $14.0 million, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The Company is accreting these two tranches to the redemption value of $89.7 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of September 30, 2021 and December 31, 2020 based on the evaluation of the other conditions included in the agreement.

During the three months ended September 30, 2021, ABGL issued no Series A Preferred Units. During the nine months ended September 30, 2021, ABGL issued 626,000 of Series A Preferred Units for incremental proceeds of $3.1 million as part of the second tranche of the Preferred Unit Agreement and redeemed 20,000 of Series A Preferred Units for $0.3 million. Consistent with the previous issuances which were treated as a liability as the conversion option was deemed to be non-substantive, the current issuances are treated as a liability as the conversion option was still deemed to be non-substantive.

The Company recorded Series A Preferred Unit liabilities, net of unit issuance costs and inclusive of accretive preference pursuant to this agreement, and accrued preference payments, classified as current portion of Series A Preferred Units, of $8.7 million and $2.0 million, and long-term liabilities of $38.3 million and $32.0 million as of September 30, 2021 and December 31, 2020, respectively.

For the three months ended September 30, 2021 and 2020 the Company recorded Series A Preferred Units accretion expense of $2.3 million and $1.8 million and accrued preference payments expense of $0.8 million and none. This was partially offset by capitalized interest of $1.0 million.

For the nine months ended September 30, 2021 and 2020 the Company recorded Series A Preferred Units accretion expense of $7.7 million and $4.1 million and accrued preference payments expense of $2.4 million and none. This was partially offset by capitalized interest of $2.1 million.

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company's ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets, before intercompany eliminations, of ABGL were $34.8 million primarily related to biodigesters at two dairies and a pipeline which serve as collateral for the Series A Preferred Unit totaling $46.9 million. The Series A Preferred Units are not collateralized by any other assets or guarantees from Aemetis or its subsidiaries.

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

During the year ended December 31, 2020, 2,320,000 stock option grants were issued and approved by the Board for employees and directors under the 2019 Stock Plan with 10-year terms and vesting terms from immediately to 3 years.

On January 7, 2021, 945,000 incentive stock option grants were issued for employees and directors under the 2019 Stock Plan. In addition, 5,200 restricted stock award grants, with a fair value of $3.09 per award, were issued to the Company’s board of directors (“Board”) with the restriction that this grant would satisfy board compensation fees.

On April 8, 2021, 34,114 restricted stock award grants, with a fair value of $26.19 per award, were issued to the Board with the restriction that this grant would pay off outstanding accounts payable owed to the Board members and was included in the summary of awards granted.

On June 3, 2021, 30,000 stock option grants were approved by the Board for new employees under the 2019 Stock Plan with 10-year term and 3-year vesting.

As of September 30, 2021, 3.9 million options are outstanding under the Stock Plans.

Common Stock Reserved for Issuance

The following is a summary of awards granted under the Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2020	380	5,327	$1.14
Authorized	816	-	-
Options Granted	(975)	975	3.40
RSAs Granted	(39)	-	-
Exercised	-	(2,228)	1.42
Forfeited/expired	200	(200)	1.78
Balance as of September 30, 2021	382	3,874	$1.49

As of September 30, 2021, there were 2.4 million options vested under the Stock Plans.

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

For the three months ended September 30, 2021 and 2020, the Company recorded stock compensation expense in the amount of $285 thousand and $191 thousand, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded stock compensation expense in the amount of $1.4 million and $826 thousand, respectively.

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

During the three months ended September 30, 2021 and 2020, none and 13,000 options were granted respectively. The weighted average fair value calculations for the options granted during the nine months ended September 30, 2021 and 2020 are based on the following assumptions:

	For the nine months ended September 30,
Description	2021	2020
Dividend-yield	0%	0%
Risk-free interest rate	0.68%	0.94%
Expected volatility	98.23%	88.15%
Expected life (years)	6.53	6.55
Market value per share on grant date	$3.40	$0.69
Fair value per share on grant date	$2.72	$0.52

As of September 30, 2021, the Company had $2.1 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.1 years of weighted average remaining term.

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

The J.D. Heiskell sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three and nine months ended September 30, 2021 and 2020 were as follows:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2021	2020	2021	2020
Ethanol sales	$-	$-	$-	$26,049
Wet distiller's grains sales	8,919	7,143	30,584	22,983
Corn oil sales	1,515	827	4,252	2,806
Corn purchases	39,058	25,513	119,217	77,268
Accounts receivable	88	161	88	161
Accounts payable	307	1,978	307	1,978

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements the Wet Distillers Grains Marketing Agreement matures on December 31, 2021 with automatic one-year renewals thereafter. We terminated the Ethanol Marketing Agreement with Kinergy as of September 30, 2021. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex LLC. Under the terms of the agreement, the initial term matures on October 31, 2023 with automatic one-year renewals thereafter. For the three months ended September 30, 2021 and 2020, the Company expensed marketing costs of $0.7 million and $0.6 million respectively, under the terms of each agreement. For the nine months ended September 30, 2021 and 2020, the Company expensed marketing costs of $2.1 million and $1.7 million for each period respectively, under the terms of each agreement.

As of September 30, 2021, the Company has no forward sales commitments.

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

Summarized financial information by reportable segment for the three and nine months ended September 30, 2021 and 2020 follows:

	For the three months ended September 30, 2021			For the three months ended September 30, 2020
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$49,832	$63	$49,895	$33,131	$7,792	$40,923
Cost of goods sold	54,664	16	54,680	33,534	6,618	40,152
Gross profit (loss)	(4,832)	47	(4,785)	(403)	1,174	771

Other expenses (income)
Research and development expenses	22	-	22	37	-	37
Selling, general and administrative expenses	4,637	450	5,087	4,340	223	4,563
Interest expense	5,548	-	5,548	6,461	9	6,470
Accretion and other expenses of Series A preferred units	2,185	-	2,185	1,765	-	1,765
Gain on debt extinguishment	-	-	-	-	-	-
Other expense (income)	(1)	(29)	(30)	155	(2)	153
Income (loss) before income taxes	$(17,223)	$(374)	$(17,597)	$(13,161)	$944	$(12,217)

Capital expenditures	$5,815	$21	$5,836	$6,187	$113	$6,300
Depreciation	1,187	155	1,342	1,085	168	1,253

	For the nine months ended September 30, 2021			For the nine months ended September 30, 2020
	North America	India	Total Consolidated	North America	India	Total Consolidated

Revenues	$146,890	$696	$147,586	$114,226	$14,001	$128,227
Cost of goods sold	151,614	719	152,333	101,231	12,599	113,830
Gross profit (loss)	(4,724)	(23)	(4,747)	12,995	1,402	14,397

Other expenses (income)
Research and development expenses	66	-	66	175	-	175
Selling, general and administrative expenses	15,016	1,206	16,222	11,206	1,342	12,548
Interest expense	17,947	-	17,947	19,490	44	19,534
Accretion and other expenses of Series A preferred units	7,928	-	7,928	4,087	-	4,087
Gain on debt extinguishment	(1,134)	-	(1,134)	-	-	-
Other (income) expense	561	(78)	483	416	(23)	393
Income (loss) before income taxes	$(45,108)	$(1,151)	$(46,259)	$(22,379)	$39	$(22,340)

Capital expenditures	$18,632	139	18,771	$13,571	$1,350	$14,921
Depreciation	3,593	513	4,106	3,030	485	3,515

North America. Sales of ethanol, WDG, and corn oil to two customers accounted for 77% and 21% of the Company’s North America segment revenues for the three months ended September 30, 2021. Sales of ethanol, WDG, and corn oil to two customers accounted for 75% and 24% of the Company’s North America segment revenues for the nine months ended September 30, 2021.

Sales of ethanol, WDG, corn oil, and high-grade alcohol to two customers accounted for 72% and 24% of the Company’s North America segment revenues for the three months ended September 30, 2020. Sales to three customers accounted for 45%, 32% and 11% of the Company’s North America segment revenues for the nine months ended September 30, 2020.

India. Two other sales customers accounted for 71% and 23% of the Company’s consolidated India segment revenues for the three months ended September 30, 2021. One biodiesel customer accounted for 66% of the Company’s consolidated India segment revenues while one refined glycerin customer accounted for 16% of such revenues for the nine months ended September 30, 2021.

Two biodiesel customers accounted for 56% and 26% of the Company’s consolidated India segment revenues for the three months ended September 30, 2020, while none of the refined glycerin customers accounted for more than 10% of such revenues for the three months ended September 30, 2020. Two biodiesel customers accounted for 51% and 33% of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10% of such revenues for the nine months ended September 30, 2020.

Total assets by segment consist of the following:

	As of
	September 30,	December 31,
	2021	2020

North America	$135,720	$112,312
India	11,259	12,827
Total Assets	$146,979	$125,139

10. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.5 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of September 30, 2021, $0.1 million remained as a prepaid expense.

On May 7, 2020, the Audit Committee of the Company approved a guaranty fee to Eric McAfee of 0.1% quarterly on the outstanding balance of Third Eye Capital Notes for 2020 annual fee. The balance of $0.2 million and $0.8 million, for guaranty fees, remained as an accrued liability as of September 30, 2021 and December 31, 2020, respectively.

The Company owes various members of the Board amounts totaling $0.1 million and $1.2 million as of September 30, 2021 and December 31, 2020, for each period, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended September 30, 2021 and 2020, the Company expensed $0.1 million, in connection with board compensation fees during each period. For the nine months ended September 30, 2021 and 2020, the Company expensed $0.3 million during each period, in connection with board compensation fees. During the nine months ended September 30, 2021 the company issued $0.9 million of restricted stock awards to pay off outstanding accounts payable owed to members of the Board.

11. Subsequent Events

Third Eye Capital Limited Waiver and Amendment No. 21

On November 5, 2021, Third Eye Capital agreed to the Limited Waiver and Amendment No. 21 to the Note Purchase Agreement (“Amendment No. 21”) to: (i) provide a waiver for the Blocked Account Agreement Violation in which the Borrowers failed to deliver Blocked Account Control Agreements by August 31, 2021 and (ii) provide for a waiver for the Subordinated Debt Violation, in which the Company made a repayment to a Subordinated Debt lender. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million in cash.

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

For the India plant, we plan to secure higher volumes of shipments of fuels at the India plant by developing the sales channels and expanding the existing domestic markets or exporting to North America markets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2021 and 2020.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

Headquartered in Cupertino, California, we are an international renewable natural gas, renewable fuels and byproducts company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products. We operate in two reportable geographic segments: “North America” and “India.”

Founded in 2006, we have completed Phase 1 and are expanding a California biogas digester network and pipeline system to convert dairy waste gas into Renewable Natural Gas (RNG). We own and operate a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold to local dairies and feedlots as animal feed. In the fourth quarter of 2021, an ethanol membrane dehydration system was commissioned at the Keyes Plant, a key part of increasing the electrification and decreasing natural gas usage at the facility. This project reduces greenhouse gas (“GHG”) emissions and decreases the carbon intensity of fuel produced at the Keyes Plant, allowing us to realize a higher price for the ethanol produced and sold.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. The digesters are connected via a pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce Renewable Natural Gas (“RNG”). During the third quarter of 2020, ABGL completed construction on the first two dairy digesters along with the pipeline that carries bio-methane from these dairies to the Keyes Plant. Upon receiving the bio-methane from the dairies, we remove the impurities and convert it to RNG where it will be either injected into the local gas utility pipeline, supplied as renewable compressed natural gas (“RCNG”) that will service local trucking fleets, or used as renewable energy at the Keyes Plant.

During the first quarter of 2021, we announced our “Carbon Zero” biofuels production plants designed to produce biofuels, including renewable jet and diesel fuel utilizing cellulosic hydrogen and non-edible renewable oils sourced from existing Aemetis biofuels plants and other sources. The first plant, in Riverbank, California, “Carbon Zero 1”, is expected to utilize hydroelectric and other renewable power available onsite to produce 45 million gallons per year of jet fuel, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels to reduce GHG emissions and other pollutants associated with conventional petroleum-based fuels.

The Company is continuing to develop a biomass-to-fuel technology to build a carbon zero production facility. By producing ultra-low carbon renewable fuels, the Company expects to capture higher value D3 RINs and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States EPA.

On April 1, 2021, we established Aemetis Carbon Capture, Inc. to build carbon sequestration projects to generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground. California’s Central Valley is well established as a major region for large-scale natural gas production and CO₂ injection projects due to the subsurface geologic formation that retains gases.

We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. We are continuing to develop a biomass-to-fuel technology to build a carbon zero production facility. By producing ultra-low carbon renewable fuels, we expect to capture higher value D3 RINs and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States EPA.

We also own and operate the Kakinada Plant with a nameplate capacity of 150 thousand metric tons per year, or about 50 million gallons per year, producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We believe the Kakinada Plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada Plant is capable of processing a variety of vegetable oils and animal fat waste feedstocks into biodiesel that meet international product standards. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive and other industries.

North America Revenue

Our revenue development strategy in North America has historically relied on supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margins and to add incremental income to the North America segment, including the development of the Carbon Zero Plants, the expansion of the Biogas Project, and the implementation of the Solar Microgrid System, the installation of the membrane dehydration system and other technologies. We are also actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product.

During the first quarter of 2021, we produced five products at the Keyes Plant: denatured fuel ethanol, WDG, DCO, CO₂, and CDS. During the first quarter of 2020, we started transitioning from selling the ethanol we produce to J.D. Heiskell pursuant to the J.D. Heiskell Purchase Agreement, to a model where the ethanol is sold directly to our fuel marketing customers. We own the ethanol stored in our finished goods tank. WDG continues to be sold to A.L. Gilbert and DCO is sold to other customers under the J.D. Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO₂ to Messer in the second quarter of 2020. We began selling high-grade alcohol in March 2020 directly to various customers throughout the West Coast and we also produced and sold Aemetis hand sanitizer through our Aemetis Health Products, Inc. subsidiary in the fourth quarter of 2020.

North American revenue is dependent on the price of ethanol, WDG high-grade alcohol, and DCO. Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, corn prices and gasoline demand, and is determined pursuant to a marketing agreement with a single fuel marketing customer and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by Oil Price Information Service, as well as quarterly contracts negotiated by our marketing customer with local fuel blenders. The price for WDG is influenced by the price of corn, the supply and price of distillers dried grains, and demand from the local dairy and feed markets and determined monthly pursuant to a marketing agreement with A.L. Gilbert and is generally determined in reference to the local price of dried distillers’ grains and other comparable feed products. High-grade alcohol pricing is based on the supply and demand restrictions in the current market. Our revenue is further influenced by our decision to operate the Keyes Plant at various capacity levels, conduct required maintenance, and respond to biological processes affecting output.

India Revenue

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, fuel station customers, mining customers, industrial customers and tender offers placed by Government Oil Marketing Companies (“OMCs”) for bulk purchases of fuels. In 2020, the tenders were delayed due to COVID-19, and ultimately changed in format to allow for monthly bidding on volumes at a price set by the OMCs on an annual basis. The Company plans to participate in these tenders during 2021 when the price of feedstock allows for profitable operation at the OMCs set bid price.

During the first quarter of 2021, the Company was approved by the Andhra Pradesh State Road Transport Corp. (“APSRTC”), of India, to supply approximately 800,000 gallons per month of biodiesel to fuel public transport buses in the region. The arrangement is expected to be ongoing to meet the needs of APSRTC, however it has been delayed due to COVID-19.

Results of Operations

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and refined glycerin in India.

Three Months Ended September 30, (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$49,832	$33,131	$16,701	50%
India	63	7,792	(7,729)	-99%
Total	$49,895	$40,923	$8,972	22%

North America. The increase in revenues during the three months ended September 30, 2021, was due to a 79% increase in average price of ethanol to $2.84 per gallon, compared to $1.59 per gallon in the three months ended September 30, 2020, while the gallons of ethanol sold decreased to 13.8 million gallons from 15.0 million gallons. In the three months ended September 30, 2020, ethanol revenues included revenues from high grade alcohol. WDG sales volume decreased to 93 thousand tons during the three months ended September 30, 2021, compared to 94 thousand tons in the three months ended September 30, 2020, and the average price of WDG increased by 26% to $96 per ton in the three months ended September 30, 2021, compared to $76 per ton in the three months ended September 30, 2020. During the three months ended September 30, 2021, plant production averaged 100% of the 55 million gallon per year nameplate capacity, compared to 111% for the three months ended September 30, 2020. For the three months ended September 30, 2021, we generated 79% of our North America revenues from sales of ethanol, 18% from sales of WDG, and 3% from sales of DCO, CO₂, and CDS, compared to 72% of our North America revenues from sales of ethanol, 22% from sales of WDG, and 6% from sales of DCO, CO₂, and CDS for the three months ended September 30, 2020.

India. The decrease in revenues was primarily attributable to the COVID-19 shutdown and higher feedstock costs making conversion to biodiesel unviable. Biodiesel sales volume decreased to zero as no metric tons were sold in the three months ended September 30, 2021, compared to 8.1 thousand metric tons sold in the three months ended September 30, 2020. In addition, refined glycerin sales volume decreased to zero as no metric tons were sold in the three months ended September 30, 2021, compared to 556 metric tons sold in the three months ended September 30, 2020. For the three months ended September 30, 2021, we generated 100% of our revenues from other sales compared to 94% of our revenues from the sales of biodiesel and 6% of our revenues from the sale of refined glycerin for the three months ended September 30, 2020.

Cost of Goods Sold

Three Months Ended September 30, (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$54,664	$33,534	$21,130	63%
India	16	6,618	(6,602)	-100%
Total	$54,680	$40,152	$14,528	36%

North America. We ground 4.8 million and 5.2 million bushels of corn in the three months ended September 30, 2021 and 2020, respectively. Our average cost of feedstock per bushel increased to $7.99 per bushel during the three months ended September 30, 2021 compared to $4.92 per bushel for the three months ended September 30, 2020. In addition, for the three months ended September 30, 2021, we incurred $1.0 million more in natural gas costs, and $0.5 million more in chemical costs.

India. The decrease in costs of goods sold was attributable to the decrease in biodiesel and refined glycerin sales as production of these products became unviable. Biodiesel feedstock volume was none in the three months ended September 30, 2021, compared to 7.8 thousand metric tons in the three months ended September 30, 2020. The average price of biodiesel feedstock was $621 per metric ton during the three months ended September 30, 2020. Refined glycerin feedstock volumes decreased to none in the three months ended September 30, 2021, compared to 632 metric tons in the three months ended September 30, 2020, while the average price of refined glycerin feedstock was $589 per metric ton in the three months ended September 30, 2020.

Gross profit (loss)

Three Months Ended September 30, (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$(4,832)	$(403)	$(4,429)	-1099%
India	47	1,174	(1,127)	-96%
Total	$(4,785)	$771	$(5,556)	-721%

North America. Gross profit decreased due a decrease in the volume of ethanol sold from 15.0 million gallons in the three months ended September 30, 2020, compared to 13.8 million gallons for the same period in 2021 coupled with an increase in feedstock cost per bushel from $4.92 in the three months ended September 30, 2020, to $7.99 in the same period in 2021.

India. The decrease in gross profit was attributable to the decrease of biodiesel and refined glycerin metric tons sold as production of these products became unviable.

Operating Expenses

R&D

Three Months Ended September 30, (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$22	$37	$(15)	-41%
India	-	-	-	0%
Total	$22	$37	$(15)	-41%

R&D expense remained consistent for the three months ended September 30, 2021 and 2020.

Selling, General and Administrative Expenses (SG&A)

Three Months Ended September 30, (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$4,637	$4,340	$297	7%
India	450	223	227	102%
Total	$5,087	$4,563	$524	11%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses, and related facilities expenses.

North America. The increase in SG&A expenses for the three months ended September 30, 2021 was due to increases in salaries and wages of $0.2 million, in insurance expense of $0.3 million, in other taxes, interest and penalties of $0.1 million, in professional fees of $0.1 million, and in marketing costs and other of $0.2 million. This was partially offset by a decrease in bad debt expense of $0.6 million. SG&A expenses as a percentage of revenue in the three months ended September 30, 2021 decreased to 9% as compared to 13% in the corresponding period of 2020.

India. SG&A expenses increased as result of an increase in exempt labor of $0.2 million. SG&A as a percentage of revenue in the three months ended September 30, 2021 increased to 714% as compared to 3% in the corresponding period of 2020 due to the decrease in revenue caused by the COVID-19 pandemic and unfavorable feedstock pricing in the three months ended September 30, 2021.

Other Income and Expense

Three Months Ended September 30, (in thousands)

	2021	2020	Inc/dec	% change
North America
Interest rate expense	$4,408	$5,787	$(1,379)	-24%
Debt related fees and amortization expense	1,140	674	466	69%
Accretion and other expenses of Series A preferred units	2,185	1,765	420	24%
Other expense	(1)	155	(156)	101%
India
Interest rate expense	-	9	(9)	-100%
Other income	(29)	(2)	(27)	-1350%
Total	$7,703	$8,388	$(685)	-8%

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

North America. Interest expense decreased in the three months ended September 30, 2021 due to principal debt payments made to Third Eye Capital in the second quarter of 2021. Debt related fees and amortization increased as the Subordinated Notes were extended in July of 2021 and were amortized during the third quarter. The increase in accretion and other expenses of the Series A Preferred Units was due to the issuance of additional units from September 30, 2020 to September 30, 2021, coupled with accrued preference payments. Other expenses decreased due to a non-recurring guarantee fee of $0.2 million during the three months ending September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in North America and biodiesel and glycerin in India.

Nine Months Ended September 30, (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$146,890	$114,226	$32,664	29%
India	696	14,001	(13,305)	-95%
Total	$147,586	$128,227	$19,359	15%

North America. For the nine months ended September 30, 2021, the Company generated 76% of revenue from sales of ethanol, 21% from sales of WDG, and 3% from sales of corn oil, CDS, CO₂, and other sales. During the nine months ended September 30, 2021, plant production averaged 108% of the 55 million gallon per year nameplate capacity. The increase in revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to the increase in volume of ethanol sold to 44.6 million gallons for the nine months ended September 30, 2021, compared to 40.5 million gallons sold for the nine months ended September 30, 2020 coupled with an increase in the price of ethanol per gallon to $2.49 for the nine months ended September 30, 2021, compared to $1.55 for the nine months ended September 30, 2020. In the nine months ended September 30, 2020, 21% of revenue was from sales of high-grade alcohol which was included in ethanol revenues. The average price of WDG increased by 30% to $102 per ton for the nine months ended September 30, 2021 while WDG sales volume also increased by 2% to 299 thousand tons in the nine months ended September 30, 2021 compared to 292 thousand tons in the nine months ended September 30, 2020.

India. For the nine months ended September 30, 2021, the Company generated 67% of revenue from sales of biodiesel, 18% of sales from refined glycerin, and 15% from other sales, compared to 88% of sales from biodiesel, 6% from sales of refined glycerin, and 6% from other sales during the nine months ended September 30, 2020. The decrease in revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to a 97% decrease in the sales volume of biodiesel to 455 metric tons. The decrease in biodiesel volumes was due to the COVID-19 pandemic and unfavorable feedstock pricing. The average sales price of biodiesel increased to $1,024 per metric ton during the nine months ended September 30, 2021 compared to $855 per metric ton in the same period in 2020. The sales volume of refined glycerin decreased by 88% to 130 metric tons while the average price of glycerin increased by 17% to $956 per metric ton in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Cost of Goods Sold

Nine Months Ended September 30, (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$151,614	$101,231	$50,383	50%
India	719	12,599	(11,880)	-94%
Total	$152,333	$113,830	$38,503	34%

North America. We grounded 15.6 million bushels of corn during the nine months ended September 30, 2021 compared to 15.8 million bushels in the same period in 2020. Our average cost of corn per bushel increased by 56% to $7.62 per bushel in the nine months ended September 30, 2021 compared to the same period in 2020. In addition, for the nine months ended September 30, 2021, we incurred $2.1 million more in natural gas costs, and $1.2 million more in more chemical costs.

India. The decrease in cost of goods sold during the nine months ended September 30, 2021 compared to September 30, 2020 was attributable to a decrease in the volume of biodiesel feedstock by 97% to 465 metric tons during the nine months ended September 30, 2021 compared to 13.5 thousand tons during the nine months ended September 30, 2020 coupled with a decrease in the average price of biodiesel feedstock by 3% to $619 compared to $637 in the same period in 2020. In addition, the volume of refined glycerin feedstock decreased by 90% to 117 metric tons in the nine months ended September 30, 2021, partially offset by an increase in the average price of the refined glycerin feedstock by 12% to $619 per metric ton in the nine months ended September 30, 2021 compared to the same period in 2020.

Gross Profit (loss)

Nine Months Ended September 30, (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$(4,724)	$12,995	$(17,719)	-136%
India	(23)	1,402	(1,425)	-102%
Total	$(4,747)	$14,397	$(19,144)	-133%

North America. Gross profit for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 decreased due to the decrease in demand for high-grade alcohol coupled with the increased price of corn.

India. The decrease in gross profit was attributable to decrease in the sales volume of all products of 96% to 584 metric tons.

Operating Expenses

R&D

Nine Months Ended September 30, (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$66	$175	$(109)	-62%
India	-	-	-	0%
Total	$66	$175	$(109)	-62%

R&D expenses decreased in the nine months ended September 30, 2021 due to decreases in expenses related to research subcontract work of $84 thousand and lab supplies of $19 thousand.

Selling, General and Administrative Expenses (SG&A)

Nine Months Ended September 30, (in thousands)

	2021	2020	Inc/(dec)	% change

North America	$15,016	$11,206	$3,810	34%
India	1,206	1,342	(136)	-10%
Total	$16,222	$12,548	$3,674	29%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in North America and biodiesel and other products in India, as well as professional fees, other corporate expenses and related facilities expenses.

North America. SG&A expenses as a percentage of revenue in the nine months ended September 30, 2021 remained consistent at 10% in the nine months ended September 30, 2021 and 2020. The increase in SG&A expenses in the nine months ended September 30, 2021 was primarily due to an increase in salaries and stock compensation of $1.0 million, supplies, services and utilities of $0.1 million, insurance of $0.8 million, other taxes and penalties of $0.1 million, professional fees of $1.2 million, termination charges of $0.6 million and marketing fees of $0.4 million, which was partially offset by a decrease in bad debt expense of $0.5 million as compared to the SG&A expenses during nine months ended September 30, 2020.

India. SG&A expenses as a percentage of revenue in the nine months ended September 30, 2021 increased to 173% as compared to 10% in the corresponding period of 2020, due to the COVID-19 pandemic causing a slowdown in sales. The decrease in SG&A expenses on an absolute level was due to decreases in utilities and other of $119 thousand and professional fees of $260 thousand, partially offset by an increases in salaries and wages of $139 thousand and in miscellaneous expense and other of $231 thousand during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Other Income and Expense

Nine Months Ended September 30, (in thousands)

	2021	2020	Inc/dec	% change
North America
Interest rate expense	$14,902	$16,912	$(2,010)	-12%
Debt related fees and amortization expense	3,045	2,578	467	18%
Accretion and other expenses of Series A preferred units	7,928	4,087	3,841	94%
Gain on debt extinguishment	(1,134)	-	(1,134)	-100%
Other expense	561	416	145	35%
India
Interest rate expense	-	44	(44)	-100%
Other income	(78)	(23)	(55)	239%
Total	$25,224	$24,014	$1,210	5%

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

North America. Interest expense decreased in the nine months ended September 30, 2021 due to principal debt payments made to Third Eye Capital in the second quarter of 2021. Debt related fees and amortization increased due to debt and extension fees being incurred in 2021. The increase in accretion and other expenses of the Series A Preferred Units was due to the issuance of additional units from September 30, 2020 to September 30, 2021, coupled with accrued preference payments. Other income related to gain on debt extinguishment was due to the PPP Loans being forgiven. Other expense increased due to termination charges recognized during the nine months ending September 2021, while guarantee fees of $0.5 million were added during the nine months ending September 30, 2020.

India. Interest expense decreased as working capital lines have been repaid and other income increased because of interest income.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $6.4 million at September 30, 2021, of which $4.6 million were held in North America and the rest was held at our Indian subsidiary. Our current ratio at September 30, 2021 was 0.23, compared to a current ratio of 0.08 at December 31, 2020. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$6,389	$592
Current assets (including cash, cash equivalents, and deposits)	17,013	8,683
Current and long term liabilities (excluding all debt)	94,094	80,264
Current & long term debt	184,978	229,619

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.8 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $0.5 million per investor to $0.9 million per investor. As of September 30, 2021, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to us. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

As a result of negative capital and negative operating results, and collateralization of substantially all of the company assets, the Company has been reliant on its senior secured lender to provide additional funding. In order to meet its obligations during the next twelve months, the Company will need to either refinance the Company’s debt or receive the continued cooperation of senior lender. This dependence on the senior lender raises substantial doubt about the Company’s ability to continue as a going concern. The Company plans to pursue the following strategies to improve the course of the business.

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

For the India plant, we plan to secure higher volumes of shipments of fuels at the India plant by developing the sales channels and expanding the existing domestic markets or exporting to North America markets.

In addition to the above we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling equity through the ATM and otherwise, selling the current EB-5 Phase II offering, or by vendor financing arrangements.

At September 30, 2021, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $117 million. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2022, however, the Company has the right to extend the maturity date of the Third Eye Capital Notes to April 1, 2023 upon notice and payment of a 1% extension fee, pursuant to Amendment No. 20. The GAFI notes were fully repaid in the first quarter of 2021.

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

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the nine months ended September 30, 2021:

Increases to debt:
Accrued interest	$15,187
Maturity date extension fee added to senior debt and waiver fees	1,615
Sub debt extension fees	680
Financing for equipment term loan	55
Total increases to debt		$17,537
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(23,859)
Principal and interest payments to EB-5 investors	(1,472)
GAFI interest and principal payments	(34,846)
PPP loan forgiveness	(1,134)
Term loan payments	(2)
Change in debt issuance costs, net of amortization	(865)
Total decreases to debt		$(62,178)

Change in total debt		$(44,641)

Working capital changes resulted in (i) a $0.9 million increase in inventories due to a $1.3 million increase in North America inventory, partially offset by a decrease of $0.4 million in India, (ii) a $0.2 million decrease in accounts receivable due a $0.7 million decrease in India’s accounts receivable, partially offset by a $0.5 million increase in North America’s accounts receivable, (iii) a $2.8 million increase in prepaid expenses mainly due to $2.0 million dollar prepayment to J.D. Heiskell coupled with a $0.8 million prepayment for natural gas, (iv) a decrease in other current assets in India operations of $0.6 million coupled with a decrease of $0.4 million in North America operations, and (v) a $5.8 million increase in cash due to funds raised through the at-the-market offering program.

Net cash used in operating activities during the nine months ended September 30, 2021 was $20.0 million, consisting of non-cash charges of $15.5 million, net cash used in in operating assets and liabilities of $10.7 million, and net loss of $46.3 million. The non-cash charges consisted of: (i) $3.1 million in amortization of debt issuance costs and other intangible assets, (ii) $4.1 million in depreciation expenses, (iii) $1.4 million in stock-based compensation expense, (iv) $7.9 million in preferred unit accretion and other expenses of Series A preferred units, (v) a gain on debt extinguishment of $1.1 million, and (vi) an increase in the provision for bad debts of $0.1 million. Net changes in operating assets and liabilities consisted primarily of an increase in (i) inventories of $0.9 million, (ii) prepaid expenses of $2.8 million, and (iii) a decrease in accounts payable of $4.6 million, partially offset by (iv) an increase in other liabilities of $7.3 million, (v) a decrease in other assets of $2.5 million, and (vi) an increase in accrued interest of $9.3 million.

Cash used by investing activities was $17.5 million, of which $18.7 million were used by capital projects. This was partially offset by North America grant proceeds received of $1.2 million.

Cash provided by financing activities was $43.3 million, consisting primarily of $94.2 million raised from issuance of common stock in equity offerings, $3.1 million received for issuing Series A Preferred Units, $1.1 million from exercises of stock options, and $0.1 million received for grant matching program partially offset by repayments of borrowings of $53.5 million, Series A Preferred Units redemption of $0.3 million, debt renewal and waiver fee payments of $1.0 million, and payments on finance leases of $0.4 million.

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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended September 30, 2021.

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

Date: November 12, 2021

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2021

