Form 10-K
period 2021-12-31
AEMETIS, INC
filed 2022-03-10
CIK 738214

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission file number:  000-51354

AEMETIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1407544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20400 Stevens Creek Blvd., Suite 700

Cupertino, CA 95014

(Address of principal executive offices)

Registrant’s telephone number (including area code):  (408) 213-0940

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, Par Value $0.001

(Title of class)

Title of each class of registered securities	Trading Symbol	Name of each exchanges on which registered
Common Stock, $0.001 par value	AMTX	NASDAQ

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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $302.0 Million as of June 30, 2021 based on the average bid and asked price on the NASDAQ Global Market reported for such date.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s Common Stock on February 28, 2022 was 33,826,392 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission with in 120 days after the end of the Registrants fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower cost, non‑food advanced biofuels feedstock at the Keyes plant; our ability to adopt value‑add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop new and to maintain and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB‑5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We obtained the market data used in this report from internal company reports and industry publications. Industry publications generally state that the information contained in those publications has been obtained from sources believed to be reliable, but their accuracy and completeness are not guaranteed, and their reliability cannot be assured.  Although we believe market data used in this Form 10‑K is reliable, it has not been independently verified.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “the Company” refer specifically to Aemetis, Inc. and its subsidiaries.

Item 1.  Business

General

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis, “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable fuels and byproducts company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products and reduce greenhouse gas emissions (“GHG”).  We recognize three reportable segments which include “California Ethanol,” “Dairy Renewable Natural Gas,” and “India Biodiesel.”  We have other operating segments, which we determined not to be reportable segments, collectively represented by the “All Other” category. For revenue and other information regarding our operating segments, see Note 12 - Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

In 2006, we incorporated in Nevada.  In December 2021, we reincorporated in Delaware.  We believe the reincorporation is a progression in the growth and development of the Company. The reincorporation moves us to a more accessible jurisdiction for debt financing and other transactions.

We own and operate a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. In the fourth quarter of 2021, an ethanol zeolite membrane dehydration system was installed, and is in process of being commissioned at the Keyes Plant. The installation is a key first step in the electrification of the Keyes Plant, which will significantly reduce the use of petroleum based natural gas as process energy.  The electrification, along with the future installation of a two-megawatt zero carbon intensity solar microgrid system and a mechanical vapor recompression (MVR) system will greatly reduce GHG emissions and decreases the carbon intensity of fuel produced at the Keyes Plant, allowing us to realize a higher price for the ethanol we produce and sell.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. Our renewable natural gas segment, ABGL, has completed Phase 1 of our California biogas digester network and pipeline system that converts waste dairy methane gas into Dairy Renewable Natural Gas (“RNG”) and is now executing Phase 2 construction projects. The digesters are connected via an underground private pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce RNG. During the third quarter of 2020, ABGL completed construction of the first two dairy digesters along with four miles of pipeline that carries bio-methane from the dairies to the Keyes Plant. Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to negative carbon intensity RNG where it will be either injected into the statewide PG&E gas utility pipeline, supplied as compressed RNG that will service local trucking fleets, or used as renewable process energy at the Keyes Plant.

The next phase, involving construction of ten dairy digesters, is planned for completion in 2022. When completed, our dairy digesters are expected to produce dairy renewable natural gas for use in trucks and buses to displace petroleum-based diesel fuel. The total planned 52 dairies in our Dairy Renewable Natural Gas segment are expected to be operating by Q4 of 2025 and are expected to capture more than 1.4 million MMBtu of dairy methane and reduce greenhouse gas emissions.

During the first quarter of 2021, we announced our “Carbon Zero” biofuels production plants designed to produce biofuels, including sustainable aviation fuel (“SAF”) and diesel fuel utilizing renewable hydrogen and non-edible renewable oils sourced from our existing biofuels plants and other sources. The first plant to be built in Riverbank, California, “Carbon Zero 1”, is expected to utilize hydroelectric and other renewable power available onsite to produce 90 million gallons per year of SAF, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels to reduce GHG emissions and other pollutants associated with conventional petroleum-based fuels. By producing ultra-low carbon renewable fuels, the Company expects to capture higher value D3 Renewable Identification Numbers (“RINs”) and California’s Low Carbon Fuel Standard (“LCFS”) credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States Environmental Protection Agency (“EPA”).  Carbon Zero 1 is included in the All Other category and determined not to be a reportable segment.

In 2021, the Company signed a 10-year, 250-million-gallon blended fuel (containing SAF) offtake agreement and a 10-year, 450-million-gallon renewable diesel supply agreement with an industry-leading travel stop company.

On April 1, 2021, we established Aemetis Carbon Capture, Inc. to build Carbon Capture Sequestration (“CCS”) projects to generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground. California’s Central Valley has been identified as the state’s most favorable region for large-scale CO₂ injection projects due to the subsurface geologic formation that retains gases. The CCS projects are included in the All Other category and determined not to be a reportable segment.

During 2021, a Stanford University study concluded that more than 2 million metric tonnes (MT) per year of CO₂ can be removed from the atmosphere and injected safely into the earth at ethanol plant sites in California. The study estimated that 1.0 million MT per year of CO₂ can be sequestered in the saline formations located deep underground at or near the Keyes Plant site. The study also noted that up to 1.4 million MT per year of CO₂ should be injectable at or near the Aemetis Riverbank site due to the favorable permeability of the saline formation and other factors. The conclusions from geologic formation and pre-drilling studies confirms the feasibility of our plans to construct two CO₂ injections wells at or near the Aemetis biofuels sites. We have completed the Front End Loading engineering and are now working on the Front End Engineering Design and obtaining permits for the carbon sequestration projects. Each MT of CO₂ is expected to generate approximately $200 per MT from the California Low Carbon Fuel Standard and $50 per MT of IRS 45Q tax credit.  Legislation is pending in Congress to increase the federal tax credit to $80 per MT of CO₂ and to provide billions of dollars of grants and loans to finance CCS projects in the U.S.

We operate a research and development laboratory to develop efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals. We are continuing to develop a biomass-to-fuel technology to build a carbon zero production facility. The research and development laboratory is included in the All Other category and determined not to be a reportable segment.

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

Strategy

Key elements of our strategy include:

California Ethanol

Diversify and expand revenue and cash flow by continuing to develop and adopt value-added by-product processing systems and optimize other systems in our existing plants.  In April 2012, we installed a DCO extraction unit at the Keyes Plant and began extracting corn oil for sale into the livestock feed market.  During 2014, we installed a second oil extraction system to further improve corn oil yields from this process. During late 2017, we entered into agreements to sell substantially all of the CO₂ produced at the Keyes Plant to Messer Gas, which built a liquid CO₂ plant adjacent to the Keyes Plant that was operational in the second quarter of 2020.  We have plans to install a mechanical vapor recovery (“MVR”) system that allows for the compression of process vapor to steam resulting in a significant reduction of natural gas consumption.  Additionally, we are developing the Aemetis Integrated Solar Microgrid Systems (AIMS) with battery backup that allows for the displacement of natural gas electricity with zero carbon intensity electricity, which is expected to begin construction at the Keyes Plant in the second quarter of 2022.  We continue to evaluate and, as allowed by available financing and free cash flow from operations, adopt additional value-added processes that decrease costs and increase the value of the ethanol, WDG, DCO, CDS, and CO₂ produced at the Keyes Plant.

Dairy Renewable Natural Gas

Leverage our position as owner/operator of dairy digesters and connected pipeline to expand the network thereby increasing revenues and profitability.  In December 2018, we leveraged our relationship with California’s Central Valley dairy farmers by signing leases and raising funds to construct dairy digesters that collect bio-methane and pipelines that convey bio-methane to our Keyes Plant.  We have constructed our first two digesters, installed eleven miles of pipeline, and commenced operations of the initial pipeline and digesters in the third quarter of 2020.  In addition, we have signed agreements with over 25 additional dairies to construct additional dairy digesters. We plan on progressing our business plan by continuing to expand the dairy digesters and pipeline network.

India Biodiesel

Capitalize on recent policy changes by the Government of India.  We plan to continue to pursue the traditional bulk, fleet, industrial, retail, and transportation biodiesel markets in India, which we believe have become more attractive as a result of potential changes to government tax structures and policies, as well as new marketing channels that may open as a result of changes to government policy changes.   The rationalization of indirect taxation by the introduction of the Goods and Services Tax (the “GST”), the introduction of biodiesel sales under government oil marketing company (“Government Oil Marketing Company”) contracts and the execution of contracts with major oil consumers are expected to drive revenue and margins in our India Biodiesel segment.

Pursue tender offers from Government Oil Marketing Companies.   In 2019, under the Indian government mandate of mixing biodiesel with diesel, the Kakinada Plant won the tender to supply biodiesel to Government Oil Marketing Companies such as Hindustan Petroleum, Bharat Petroleum, and Indian Oil Corporation and began supplying biodiesel in May 2019. These tenders open every six months, soliciting bids for the next six month period. The Company did not participate in tenders during 2021 due to low OMC offer price, coupled with very high feedstock prices as a result of COVID-19. We plan to pursue these tender offers made by the Government Oil Marketing Companies on economically reasonable terms.

Diversify our feedstocks from India.  We designed our Kakinada Plant with the capability to produce biodiesel from multiple feedstocks.  In 2009, we began to produce biodiesel from non-refined palm oil (“NRPO”). Between 2014 and 2019, we further diversified our feedstock to include animal oils and fats, which we used for the production of biodiesel to be sold into the European markets, refined, bleached & deodorized Palm Stearin, crude palm stearin, and RBD palm stearin. The byproduct of using high fat RBD palm stearin and crude palm stearin is Palm Fatty Acid Distiller (“PFAD”), which can be further processed into biodiesel and sold, or sold directly into the market starting in the third quarter of 2019. Additionally, the Kakinada Plant is capable of producing biodiesel from used cooking oil (“UCO”); however, the importation of UCO is not currently allowed in India, and as a result, we are looking for a local supply source of UCO to expand our feedstock diversity. In 2018, we completed a pretreatment unit at the Kakinada Plant to convert up to 5% high free fatty acid (“FFA”) feedstocks into oil that can be used to produce biodiesel, which was further upgraded in 2019 to convert up to 20% high FFA feedstocks, both of which are available at lower cost than our traditional feedstocks. During 2021, the Company, after receiving approval from the Pollution Control Board of India for use of Refined Animal Tallow for production of biodiesel, began procuring Refined Animal Tallow. The Indian biodiesel industry is requesting the Indian government to allow the export of biodiesel to other countries. The Company is exploring the export of Animal Tallow based biodiesel to California to capture LCFS credits.

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

Other Initiatives

Leverage technology for the development and production of additional advanced biofuels and renewable chemicals. We continue to evaluate new technology, develop technologies under our existing patents and conduct research and development to produce low or negative carbon intensity advanced biofuels from renewable feedstocks. Our objective is to continue to commercialize our portfolio of technologies and expand the adoption of these advanced biofuels and bio-chemicals technologies.

We hold certain rights to technologies for the conversion of orchard, forest, dairy, and construction and demolition waste wood into low carbon renewable fuel.  We intend to utilize this technology to produce renewable hydrogen for use in the production of SAF and diesel fuel at the Riverbank Carbon Zero 1 facility using agricultural biomass waste abundantly available from orchard waste wood in California’s Central Valley. Our planned first phase has an estimated 90 million gallons per year of nameplate capacity. We intend to expand production facilities to build additional plants in California to utilize the estimated 1.6 million tons of annual waste orchard wood in Central California, as well as other waste wood feedstocks.

Acquire, license our technologies to, or joint venture with other ethanol and biodiesel plants.  There are approximately 200 ethanol plants that are operational in the U.S., as well as biofuels plants in Brazil, Argentina, India and elsewhere in the world that could be upgraded to expand revenues and improve their cash flow using technology commercially deployed or licensed by us.  After developing and commercially demonstrating technologies at the Keyes Plant, Kakinada Plant and the Riverbank Facility, we will evaluate on an opportunistic basis the benefit of acquiring ownership stakes in other biofuel production facilities and entering into joint venture or licensing agreements with other ethanol, renewable diesel or renewable SAF facilities.

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

2021 Highlights

California Ethanol

During 2021, we produced five products: denatured fuel ethanol, WDG, DCO, CO₂, and CDS. During the first quarter of 2020, we transitioned from selling 100% of the ethanol we produce pursuant to a purchase agreement with J.D. Heiskell (“J.D. Heiskell Purchase Agreement”), to a model where 100% of the ethanol is sold directly to Kinergy Marketing LLC (“Kinergy”). We terminated the Ethanol Marketing Agreement with Kinergy as of September 30, 2021. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex LLC. Since May 2020, the ethanol stored in our finished goods tank is 100% owned by Aemetis. WDG continues to be sold to A.L.Gilbert and DCO is sold to other customers under the J.D.Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO₂ to Messer in the second quarter of 2020. We began selling high-grade alcohol for sanitizer in March 2020 directly to various customers throughout the West Coast and we also produced and sold Aemetis hand sanitizer under Aemetis Health Products, Inc. California Ethanol revenue is dependent on the price of ethanol, high-grade alcohol, WDG, CDS, and DCO.

The following table sets forth information about our production and sales of ethanol and high-grade alcohol and WDG in 2021, 2020, and 2019:

	Years ended December 31,			2021 vs 2020%
	2021	2020	2019	Change
Ethanol and High-Grade Alcohol
Gallons Sold (in millions)	59.8	60.3	64.7	-0.8%
Average Sales Price/Gallon	$2.72	$1.84	$1.77	47.8%
WDG
Tons Sold (in thousands)	404	393	428	2.8%
Average Sales Price/Ton	$103	$81	$81	27.2%

Dairy Renewable Natural Gas

The following table sets forth information about our production and sales of Dairy Renewable Natural Gas in 2021, 2020, and 2019:

	Years ended December 31,			2021 vs 2020%
	2021	2020	2019	Change
Dairy Renewable Natural Gas
MMBtu intercompany sales	53,041	9,388	-	465.0%

India Biodiesel

In 2021, we primarily produced two products at the Kakinada Plant: biodiesel and refined glycerin produced from further processing of the crude glycerin produced as a by‑product of the production of biodiesel. After the 2019 pretreatment unit upgrade, we can convert high-FFA oil into a renewable oil feedstock that that may be converted into biodiesel and sold to biodiesel market plants in India or exported to foreign plants to use for the production of biodiesel, renewable diesel and/or jet fuel. The byproduct of processing high-FFA oil into biodiesel is PFAD, which can be processed further into biodiesel or sold directly into the market.

The following table sets forth information about our production and sales of biodiesel and refined glycerin in 2021, 2020, and 2019:

	Years ended December 31,			2021 vs 2020%
	2021	2020	2019	Change
Biodiesel
Tons sold (1)	455	15,987	46,971	-97.2%
Average Sales Price/Ton	$1,024	$863	$904	18.7%
Refined Glycerin
Tons sold	130	1,440	5,173	-91.0%
Average Sales Price/Ton	$956	$814	$543	17.4%

(1)     1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

Competition

California Ethanol – According to the U.S. Energy Information Agency (the “EIA”), there were approximately 200 commercial ethanol production facilities in the U.S. with a combined nameplate production of approximately 17.5 billion gallons per year as of January 1, 2021. A May 2021 annual U.S. ethanol production forecast, by the Renewable Fuels Association, was approximately 16.4 billion gallons.  The production of ethanol is a commodity-based business where producers compete on the basis of price. We sell ethanol into the Northern California market. However, since insufficient production capacity exists in California to supply the state’s total fuel ethanol consumption (in excess of 1.5 billion gallons annually), we compete with ethanol transported into California from Midwestern producers. Similarly, our co-products, principally WDG and DCO, are sold into local California markets and compete with DDG and corn oil imported into the California markets as well as with alternative feed products.

Dairy Renewable Natural Gas – Dairy renewable natural gas competes with petroleum based natural gas for the value of the gas molecule and competes with other biofuels for qualifying volumes of renewable biofuel volumes under the federal Renewable Fuel Standard and the California Low Carbon Fuel Standard.  When used as a component of the energy inputs at our Keyes plant, the dairy renewable natural gas results in a lower pathway score, allowing us to sell ethanol into the market with the more valuable carbon attributes, and competing on the same basis as our California ethanol.

India Biodiesel – With respect to biodiesel sold as fuel, we compete primarily with the producers of petroleum diesel, consisting of the three Government Oil Marketing Companies:  Indian Oil Corporation, Bharat Petroleum and Hindustan Petroleum, and two private oil companies:  Reliance Petroleum and Essar Oil, all of whom have significantly larger market shares than we do and control a significant share of the distribution network.  These competitors also purchase our product for blending and further sales to their customers.  We compete primarily on the basis of price, quality and reliable delivery, since our plant can produce distilled biodiesel and has historically been a more reliable and high-quality supplier than some other biodiesel producers in India.

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

Customers

California Ethanol – During the first quarter of 2020, we transitioned from selling 100% of the ethanol we produce to J.D. Heiskell to selling the ethanol directly to Kinergy. Since May 2020, the ethanol stored in our finished goods tank is 100% owned by Aemetis. We terminated the Ethanol Marketing Agreement with Kinergy as of September 30, 2021. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex LLC, who markets 100% of our fuel ethanol. WDG continues to be sold to A.L.Gilbert and DCO is sold to other customers under the J.D.Heiskell Purchasing Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO₂ to Messer Gas in the second quarter of 2020. In response to the global COVID-19 pandemic, we began selling high-grade alcohol for sanitizer in March 2020 directly to various customers throughout the West Coast and we also produced and sold Aemetis hand sanitizer under the Aemetis Health Products, Inc. California Ethanol revenue is dependent on the price of ethanol, high-grade alcohol, WDG, CDS, and DCO.

Dairy Renewable Natural Gas – During 2021, we sold 100% of the biogas produced to the California Ethanol plant for use in the production of ethanol.  The capability to interconnect with the regional pipeline in order to sell to a broader range of customers and to dispense fuel through a RNG station at or near the California Ethanol plant is in development.

India Biodiesel – During 2021, we derived 67%, 18%, and 15% of our sales from biodiesel, refined glycerin, and other sales respectively. One biodiesel customer accounted for more than 10% of our consolidated India Biodiesel segment revenues at 66%  and one refined glycerin customer accounted for 16% of our consolidated India Biodiesel segment revenues in 2021. During 2020, we derived 87%, 8%, and 5% of our sales from biodiesel, refined glycerin, and other sales, respectively. Two of our biodiesel customers accounted for more than 10% of our consolidated India Biodiesel segment revenues at 42% and 26%. None of our refined glycerin customers accounted for more than 10% of our consolidated India Biodiesel segment revenues in 2020.

Pricing

California Ethanol – Revenue is dependent on the price of ethanol, WDG, high-grade alcohol, and DCO. Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, imported ethanol, corn prices and gasoline demand, and is determined pursuant to a marketing agreement with a single fuel marketing customer and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by Oil Price Information Service (“OPIS”), as well as quarterly contracts negotiated by our marketing customer with local fuel blenders. The price for WDG is influenced by the price of corn, the supply and price of distillers dried grains, and demand from the local dairy and feed markets and determined monthly pursuant to a marketing agreement with A.L. Gilbert and is generally determined in reference to the local price of dried distillers’ grains and other comparable feed products. High-grade alcohol pricing is based on the supply and demand restrictions in the current market. Our revenue is further influenced by the price of natural gas, our decision to operate the Keyes Plant at various capacity levels, conduct required maintenance, and respond to biological processes affecting output.

Dairy Renewable Natural Gas – Revenue is dependent on the price of petroleum natural gas, the price of alternative sources of renewable gas in the market, the value of environmental attributes and the method for selling the gas. Renewable natural gas pricing is influenced by local and national inventory levels, local and national gas production, petroleum production, and value of the related environmental attributes.  Further pricing is determined by the method of distribution, with each of the uses (replacement of natural gas at the California Ethanol plant, sell through the natural gas pipeline, or sell directly through renewable natural gas stations) providing separate pricing options.

India Biodiesel – In India, the price of biodiesel is based on the price of petroleum diesel, which floats with changes in the price determined by the international markets. In 2019, India changed to a daily dynamic pricing model where diesel prices are changed on daily basis by the Government Oil Marketing Companies. Biodiesel sold into Europe is based on the spot market price, but a recent Indian government ban on exports closed this market for the Company for the time being. We sell our biodiesel primarily to Government Oil Marketing Companies, transport companies, resellers, distributors and private refiners on an as-needed basis.  We have no long-term sales contracts.  Our biodiesel pricing is related to the price of petroleum diesel, and the increase in the price of petroleum diesel is expected to favorably impact the profitability of our India operations.

Raw Materials and Suppliers

California Ethanol – We entered into a Corn Procurement and Working Capital Agreement with J.D. Heiskell in March 2011, which we amended in May 2020 (the “Heiskell Supply Agreement”). Under the Heiskell Supply Agreement, we agreed to procure number two yellow dent corn from J.D. Heiskell, with the ability to obtain corn from other sources subject to certain conditions. However, in 2020 and 2021, all our corn supply was purchased from J.D. Heiskell pursuant to the Heiskell Supply Agreement.  Title to the corn and risk of loss pass to us when the corn is deposited into our weigh scale.  The agreement is automatically renewed for additional one-year terms. The current term is set to expire on December 31, 2022, with automatic renewals for additional one-year terms.

Dairy Renewable Natural Gas – Biogas is produced by anerobic digesters located on property that Aemetis leases from dairy operators.  We construct and own the dairy digester and pipeline that connects the digesters together and feeds this gas to our gas clean up unit at our California Ethanol plant.  Our dairy leases include a manure supply agreement with the dairy where the digester is located.  Generally, these leases are for 20-25 years with options to renew and are based upon the value of environmental attributes and the size of the dairy.

India Biodiesel – In 2021 and 2020, a significant amount of our biodiesel was derived from processing refined palm stearin, which was sourced locally. The byproduct of using high fat RBD/crude palm stearin is PFAD, which can be processed further into biodiesel or sold directly as a product into the market starting in the third quarter of 2019. During 2021, the Company, after receiving approval from the Pollution Control Board of India for use of Refined Animal Tallow for production of biodiesel, began procuring Refined Animal Tallow. The Indian biodiesel industry is requesting the Indian government to allow the export of biodiesel to other countries. The Company is exploring the export of Animal Tallow based biodiesel to California to capture LCFS credits. In addition to feedstock, the Kakinada Plant requires quantities of methanol and chemical catalysts for use in the biodiesel production process.  These chemicals are also readily available and sourced from a number of suppliers surrounding the Kakinada Plant.  We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

Sales and Marketing

California Ethanol – During the first quarter of 2020, we transitioned from selling the ethanol we produce to J.D. Heiskell pursuant to the J.D. Heiskell Purchase Agreement, to a model where the ethanol is sold directly to our fuel marketing customers. We own the ethanol stored in our finished goods tank. WDG continues to be sold to A.L. Gilbert and DCO is sold to other customers under the J.D. Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO₂ to Messer Gas in the second quarter of 2020. We began selling high-grade alcohol in March 2020 directly to various customers throughout the West Coast and we also produced and sold Aemetis hand sanitizer through our subsidiary, Aemetis Health Products, Inc., in the fourth quarter of 2020.

In March 2011, we entered into a WDG Purchase and Sale Agreement with A.L. Gilbert, pursuant to which A.L. Gilbert agreed to market, on an exclusive basis, all of the WDG we produce. The current term is set to expire on December 31, 2022 with automatic one-year renewals.

In October 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol.  Our marketing agreement with Kinergy was terminated as of September 30, 2021, and, effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex LLC, who now markets 100% of our fuel ethanol. The initial term of our agreement with Murex ends on October 31, 2023, with automatic one-year renewals thereafter.

Dairy Renewable Natural Gas – During 2021, we sold 100% of the biogas produced to the California Ethanol plant for use in the production of ethanol.  The capability to interconnect with the regional pipeline in order to sell to a broader range of customers and to dispense fuel through a RNG station directly to end-users at or near the California Ethanol plant is in development.

India Biodiesel - We sell our biodiesel and refined glycerin to (i) end-users utilizing our own sales force and independent sales agents, (ii) brokers who resell the product to end-users and (iii) Government Oil Marketing Companies.  We pay a sales commission on sales arranged by independent sales agents.

Commodity Risk Management Practices

California Ethanol – The cost of corn and the price of ethanol are volatile and the correlation of the pricing of these commodities form the basis for the profit margin at our Keyes Plant.  We are, therefore, exposed to commodity price risk.  Our risk management strategy is to operate in the physical market by purchasing corn and selling ethanol on a daily basis at the then prevailing market price.  We monitor these prices daily to test for an overall positive variable contribution margin. We periodically explore and utilize methods of mitigating the volatility of our commodity prices. Due to market volatility as a result of the COVID-19 pandemic in 2021 and 2020, we sold our WDG on a month-to-month basis to better manage commodity and pricing risk.

Dairy Renewable Natural Gas – The cost of leasing and operating dairy digesters is dependent on the size of the dairy and the value of the environmental attributes.  The price of renewable natural gas is volatile and uncorrelated with the cost of feedstock. We therefore are exposed to ongoing and substantial commodity price risk for our supply of dairy natural gas.    Our risk management strategy is to arrange for the payment to dairy operators based, in part, upon the value of the environmental attributes in order to reduce this lack of market correlation.  We monitor these prices daily to test for an overall positive variable contribution margin. We periodically explore and utilize methods of mitigating the volatility of our commodity prices.

India Biodiesel – The cost of crude or refined palm stearin and the price of biodiesel are volatile and are generally uncorrelated. We therefore are exposed to ongoing and substantial commodity price risk at our Kakinada plant.  Our risk management strategy is to produce biodiesel in India only when we believe we can generate positive gross margins and to idle the Kakinada Plant during periods of low or negative gross margins.  Additionally, we are pursuing relationships with large oil companies and trading partners pursuant to which we may match the procurement of feedstocks with the production of biofuels for sales that provide a fixed margin.

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

Research and Development

Our research and development efforts consist of developing, evaluating, and commercializing technologies and expanding the production of SAF, renewable diesel fuel, and other renewable bio-chemicals in the United States and India. The objective of this development activity is to bring efficient conversion technologies using waste feedstocks to produce biofuels and biochemicals on a large-scale, commercial basis.  Some of our innovations are protected by issued or pending patents.  We are developing additional technology and expect to file additional patents that will further strengthen our intellectual property portfolio.  We expect to continue to file and protect patents related to our business and future plans.

In 2018, in cooperation with a federally funded agency, we secured a grant from the California Energy Commission to optimize and demonstrate the effectiveness of ionic liquids technologies for breaking down biomass to produce SAF and renewable diesel fuel.  After completion of technology development and pilot testing, this technology may be applied to the Carbon Zero production plants to commercialize this technology by converting the below zero carbon feedstocks such as waste wood and agricultural waste and renewable energy such as solar, RNG, biogas into energy dense liquid renewable fuels. A patent was awarded for this technology for the production of below zero carbon renewable fuel.

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

In 2018, in cooperation with a federally funded agency, we secured a grant from the California Energy Commission to optimize and demonstrate the effectiveness of ionic liquids technologies for breaking down biomass to produce SAF and renewable diesel fuel.  After completion of technology development and pilot testing, this technology may be applied to the Carbon Zero production plants to commercialize this technology by converting the below zero carbon feedstocks such as waste wood and agricultural waste and renewable energy such as solar, RNG, biogas into energy dense liquid renewable fuels. A patent was awarded for this technology for the production of below zero carbon renewable fuel.

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

Environmental and Regulatory Matters

California Ethanol and Dairy Renewable Natural Gas – The final volumes requirements are set forth below and represent continued growth over historic levels. The final percentage standards meet or exceed the volume targets specified by Congress for total renewable fuel, biomass-based diesel and advanced biofuel.  As of January 31, 2022, the EPA had not issued final Renewable Fuel Volume Requirements for calendar years 2020, 2021, and 2022, indicating that the Agency was extending the deadline for compliance until further notice.

	Renewable Fuel Volume Requirements for 2018-2022
Year	2018	2019	2020*	2021*	2022*
Cellulosic biofuel (million gallons)	288	418	510	620	770
Biomass-based diesel (billion gallons)	2.1	2.1	2.43	2.43	2.76
Advanced biofuel (billion gallons)	4.29	4.92	4.63	5.20	5.77
Renewable fuel (billion gallons)	19.29	19.92	17.13	18.52	20.77

Source: Environmental Protection Agency

*Proposed volume requirements

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes.  If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any such material contamination or third-party claims.  Based on our current assessment of the environmental and regulatory risks, we have not accrued any-amounts for environmental matters as of December 31, 2021 and 2020.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

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

India Biodiesel - We are subject to national, state and local environmental laws, regulations and permits, including with respect to the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees.  These laws may require us to make operational changes to limit actual or potential impacts to the environment.  A violation of these laws, regulations or permits can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.  In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures.

Employees

At December 31, 2021, we had a total of 158 employees, comprised of 14 full-time employees in our corporate offices, 42 full-time equivalent employees at the Keyes Plant, 5 full-time Aemetis Biogas employees, 3 full-time employees at the Riverbank site, and 94 full-time equivalent employees in India.

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

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.aemetis.com. Our website address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities.  As of December 31, 2021, we had an accumulated deficit of approximately $321.2 million.  For our fiscal years ended December 31, 2021, 2020, and 2019, we reported a net loss of $47.1 million, $36.7 million, and $39.5 million respectively. We may incur losses for an indeterminate period of time and may not achieve consistent profitability.  We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability, if any, under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business.  In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default on our existing debt agreements if we are unable to meet our payment schedules. An extended period of losses or negative cash flow may prevent us from successfully operating and expanding our business.

Our indebtedness, preference payments, and interest expense could limit cash flow and adversely affect operations and our ability to make full payment on outstanding debt.

For the year ended December 31, 2021, we recognized $27.9 million in interest rate expense and accretion of Series A preferred units (excludes debt related fees and amortization expense). Our high levels of interest expense pose potential risks such as:

•	Any cash flows after covering the operations if any, equity raises if any, and any EB-5 funding are used to pay principal and interest on debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, research and development and other general corporate purposes;
•	Any Biogas cash flows are used to pay dividends and redeem Series A preferred shares by reducing the funds available to use by us for operations.
•	Insufficient cash flows from operations may force us to sell assets, or seek additional capital, which we may not be able to accomplish on favorable terms, if at all; and
•	The level of indebtedness may make us more vulnerable to economic or industry downturns.

Our business is dependent on external financing and cash from operations to service debt and provide future growth.

The adoption of new technologies at our ethanol and biodiesel plants, the development of the Riverbank Carbon Zero 1 Facility and bio-methane digesters at local dairies near our Keyes Plant, and our working capital requirements are financed in part through debt or debt-like facilities.  We may need to seek significant additional financing to continue or grow our operations and to develop our business. However, generally unfavorable credit market conditions may make it difficult to obtain necessary capital or additional debt financing on commercially viable terms or at all.  If we are unable to pay our debt, we may be forced to delay or cancel capital expenditures, sell assets, restructure our indebtedness, seek additional financing, or file for bankruptcy protection.  Debt levels or debt service requirements may limit our ability to borrow additional capital, make us vulnerable to increases in prevailing interest rates, subject our assets to liens, limit our ability to adjust to changing market conditions, or place us at a competitive disadvantage to our competitors.  Should we be unable to generate enough cash from our operations or secure additional financing to fund our operations and debt service requirements, we may be required to postpone or cancel growth projects, reduce our operations, or may be unable to meet our debt repayment schedules.  Any one of these events would likely have a material adverse effect on our operations and financial position.

There can be no assurance that our existing cash flow from operations will be sufficient to sustain operations and to the extent that we are dependent on credit facilities to fund operations or service debt, there can be no assurances that we will be successful at securing funding from our senior lender or significant shareholders. Should we require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to us.  Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) and Secunderabad Oils Limited (“SOL”).  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of Gemini and SOL to continue to provide us with working capital depends in part on the financial strength of them and their banking relationships.  If Gemini and SOL are unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  Our ability to enter into commercial arrangements with feedstock suppliers in California depends on maintaining our operations agreement with J.D. Heiskell, who is currently providing us with working capital for our Keyes Plant.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of J.D. Heiskell to continue to provide us with working capital depends in part on the financial strength of J.D. Heiskell and its banking relationships.  If J.D. Heiskell is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

We may be unable to repay or refinance our Third Eye Capital Notes upon maturity.

Under our note facilities with Third Eye Capital, we owe approximately $122.4 million, excluding debt discounts, as of December 31, 2021.  Our indebtedness and interest payments under these note facilities are currently substantial and may adversely affect our cash flow, cash position and stock price.  The current maturity date of these notes is April 2023, as the renewal has been executed subsequent to year end. We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes.  We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the maturities of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we are unable to amend our current note purchase agreement with Third Eye Capital, our ability to pay dividends could be restrained.

We are dependent upon our working capital agreements with J.D. Heiskell, Gemini Edibles and Fats India Private Limited and Secunderabad Oils Limited.

Our ability to operate our Keyes Plant depends on maintaining our working capital agreement with J.D. Heiskell, and our ability to operate the Kakinada Plant depends on maintaining our working capital agreements with Gemini and SOL. The Heiskell Agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that J.D. Heiskell may terminate the agreement by notice 30 days prior to the end of the initial term or any renewal term.  The current term extends through December 31, 2022.  In addition, the agreement may be terminated at any time upon an event of default, such as payment default, bankruptcy, acts of fraud or material breach under one of our related agreements with J.D. Heiskell.  The Gemini and SOL agreement may be terminated at any time by either party upon written notice.  If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn or milo supply, which we may be unable to do in a timely manner or at all.  If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

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

As of December 31, 2021 we became an “accelerated filer” and are therefore subject to the auditor attestation requirement in the assessment of our internal control over financial reporting.

Because the worldwide market value of our common stock held by non-affiliates exceeded $75 million (but was less than $700 million), as of the last business day of our fiscal quarter ended June 30, 2021, we are an “accelerated filer” as defined by SEC rule. Additionally, we are no longer a “smaller reporting company” as of December 31, 2021. Therefore, we are now subject to the requirement that we include in this Annual Report on Form 10-K for the fiscal year ending December 31, 2021, the auditor’s attestation report on assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we do not have a sufficient history for us and our independent registered public accounting firm to test and evaluate our new processes and controls, we may be unable to obtain an unqualified attestation report from our independent registered public accounting firm required under Section 404 of the Sarbanes-Oxley Act. If our independent registered public accounting firm is not able to render an unqualified attestation, it could result in lost investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that our status as an accelerated filer and compliance with these increased requirements will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which may further increase our legal and financial compliance costs.

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

The price of ethanol tends to change in relation to the price of gasoline. If the price of gasoline decreases in the future, in correlation to the decrease in the price of gasoline, the price of ethanol may decrease. Decreases in the price of ethanol reduce our revenue. Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate profitably.

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

In addition, we intend to modify or adapt third party technologies at the Keyes Plant and at the Kakinada Plant to accommodate alternative feedstocks and improve operations.  After we design and engineer a specific integrated upgrade to either or both plants to allow us to produce products other than their existing products, we may not receive permission from the regulatory agencies to install the process at one or both plants.  Additionally, even if we are able to install and begin operations of an integrated advanced fuels and/or bio-chemical plant, we cannot assure you that the technology will work and produce cost effective products because we have never designed, engineered nor built this technology into an existing bio-refinery.  Similarly, our plans to develop the Riverbank Carbon Zero 1 Facility, construct a bio-methane digester, pipeline and gas cleanup system near our Keyes plan, the integrated microgrid, the MVR project, or the Mitsubishi dehydration system at the Keyes Plant may not be successful as a result of financing, issues in the design or construction process, or our ability to sell liquid CO₂ at cost effective prices or achieve the anticipated energy savings.  Any inability to execute our business plan may have a material adverse effect on our operations, financial position, ability to pay dividends, and ability to continue as a going concern.

We may not be able to recover the costs of our substantial investments in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than we anticipate.

Our strategy calls for continued investment in capital improvements and additions. For example, we are currently developing “Carbon Zero” biofuels production plants designed to produce biofuels, including renewable jet and renewable diesel fuel utilizing hydrogen and non-edible renewable oils.  We are also building carbon capture sequestration wells to generate low-carbon fuel standard credits by injecting CO₂ into sequestration wells that are monitored for emissions to ensure the long-term sequestration of carbon underground, developing the Carbon Zero 1 Ethanol Facility in Riverbank, CA to utilize the licensed Technologies to convert local California surplus biomass into ultra-low carbon renewable ethanol. We are also constructing a network of biogas digesters, pipelines and gas cleanup systems near our Keyes Plant to convert dairy waste gas into renewable bio-methane and evaluating the Goodland facility in Goodland, KS for construction of an additional ethanol facility. The construction of these capital improvements and additions involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond our control and may require the expenditure of significant amounts of capital, which may exceed our estimates and we may require significant debt or equity financing. These projects may not be completed at the planned cost, on schedule or at all due to unavailability of needed financing. The construction of new ethanol and other biofuel facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, our revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand an existing facility or construct a new facility, the construction may occur over an extended period of time, and we may not receive any material increases in revenues or cash flows until the project is completed. As a result, the new facilities may not be able to achieve our expected investment return, which could adversely affect our results of operations.

 We are dependent on, and vulnerable to any difficulties of, our principal suppliers and customers.

We buy all of the feedstock for the Keyes Plant from one supplier, J.D. Heiskell.  Under the Heiskell Supply Agreement, we are only permitted to purchase feedstock from other suppliers upon the satisfaction of certain conditions.  In addition, we have contracted to sell all of the WDG, CDS, and corn oil we produce at the Keyes Plant to J.D. Heiskell.  J.D. Heiskell, in turn, sells all WDG and syrup produced to A.L. Gilbert.  We sell the majority of our fuel ethanol production to one customer, Murex LLC (“Murex”), through individual sales transactions.  If J.D. Heiskell were to fail to deliver adequate feedstock to the Keyes Plant or fail to purchase all the contracted product we produce, if Murex were to fail to purchase the majority of the ethanol we produce, if A.L. Gilbert were to fail to purchase all of the WDG and syrup we produce, or if any of them were otherwise to default on our agreements with them or fail to perform as expected, we may be unable to find replacement suppliers or purchasers, or both, in a reasonable time or on favorable terms, any of which could materially adversely affect our results of operations and financial condition.

We may not receive the funds we expect under our EB-5 program.

Our EB-5 Phase I program allows for the issuance of up to 72 subordinated convertible promissory notes, each in the amount of $0.5 million due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million. As of December 31, 2021, $35.5 million have been raised through the EB-5 program and have been released from escrow and $0.5 million remain to be funded to escrow. Additionally, the USCIS could deny approval of the loans, and then we would not receive some or all of the subscribed funds.  If the USCIS takes longer to approve the release of funds in escrow, or does not approve the loans at all, it would have a material adverse effect on our cash flows available for operations, and thus could have a material adverse effect on our results of operations. As of December 31, 2021, $36.6 million of principal and unpaid interest was outstanding on the EB-5 Notes under the EB-5 Phase I funding.

On October 16, 2016, we launched our EB-5 Phase II program, allowing for the issuance of up to 100 subordinated convertible promissory notes, on substantially similar terms and conditions as those issued under our EB-5 Phase I program, for a total aggregate principal amount of up to $50.8 million. On November 21, 2019, the minimum investment was raised from $500,000 per investor to $900,000 per investor.  As of December 31, 2021, $4.0 million have been raised through the EB-5 Phase II program and have been released from escrow.  As of December 31, 2021, $4.1 million of principal and unpaid interest was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

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

Our operations are subject to various federal, state and local environmental laws, and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees.  In addition, our operations and sales in India subject us to risks associated with foreign laws, policies and regulations.  Some of these laws and regulations require our facilities to operate under permits or licenses that are subject to renewal or modification.  These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment. Violations of these laws, regulations or permit, or license conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns.  We may not be at all times in compliance with these laws, regulations, permits or licenses or we may not have all permits or licenses required to operate our business.  We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws, permits or licenses. As we enter into new markets such as USP alcohol and hand sanitizer, we may be subject to several regulations and health and safety laws by TTB and Food and Drug Administration (‘FDA”). Failure to comply with these health and safety laws, our license to sell these products may be revoked and we may be subject to certain penalties.  In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations, and permit and license requirements.

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

The operations at our Keyes Plant will result in the emission of CO₂ into the atmosphere.  In March 2010, the EPA released its final regulations on the RFS.  We believe the EPA’s final RFS regulations grandfather the Keyes Plant emission levels at its current capacity.

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

A critical state program is California's LCFS, which is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the fuel sold meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a CI score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer (the “Regulated Party”), is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel, and their blend stocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Credits can be traded. Any changes to California’s LCFS could cause our results of operations, particularly in ethanol and biogas, to decline and cause our financial condition to suffer.

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

We have limited experience in marketing and selling high grade alcohol and hand sanitizer. As such, we may not be able to compete successfully with existing or new competitors in supplying high-grade alcohol to potential customers. We may not be able to reach USP grade alcohol to compete further in the high-grade alcohol and hand sanitizer market. If we are unable to establish production and sales channels that allow us to offer comparable products at attractive prices, we may not be able to compete effectively in the market. Furthermore, there can be no assurance that our high-grade alcohol business will ever generate significant revenues or maintain profitability. The failure to do so could have a material adverse effect on our business and results of operations.

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

Our Indian operations could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. For instance, cash and cash equivalents were $7.8 million at December 31, 2021, of which $6.6 million was held in our North American entities and $1.2 million was held in our Indian subsidiary. Cash held in our Indian subsidiary may not otherwise be available for servicing debt obligations, potential investment or use for operations in the United States. Moreover, even if we were to repatriate this cash back to the United States for use in U.S. investments, this cash could be subject to additional withholding taxes. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation. In addition, Indian regulations may impose restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for repayment of debt, operations or capital or other strategic investments. Our inability to access our cash where and when needed could impede our ability to service our debt obligations, make investments and support our operations.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOL”) carried over from prior taxable years. As of December 31, 2021, we had U.S. federal NOL carryforwards of approximately $201.0 million and state NOL carryforwards of approximately $252.0 million.  As of December 31, 2021, the federal NOL’s of $201.0 million and the state NOL’s of $252.0 million expire on various dates between 2027 and 2041.  Due to the 2017 U.S. Tax Reform, U.S. federal NOLs post 2017 in the amount of $12.0 million have no expiration date.

The Section 163(j) excess interest expense carryover does not expire (similar to NOL’s).  However, the Section 163j excess interest expense carryover is subject to allowed amounts and the Section 382 change of ownership rules, similar to NOL’s and tax credits. The annual computation for how much interest expense allowed includes the prior year interest carry over plus current year interest. The amount allowed is generally 30% (law was modified for 2019 and 2020 to 50% due to COVID) of adjusted taxable income before the interest. Due to the ongoing interest expense every year, our ability may be limited just to continue to carry forward the interest expense to next year.

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

Our debt facilities contain covenants restricting our ability, among others, to:

•	incur additional debt;
•	make certain capital expenditures;
•	incur or permit liens to exist;
•	enter into transactions with affiliates;
•	guarantee the debt of other entities, including joint ventures;
•	pay dividends;
•	merge or consolidate or otherwise combine with another company; and
•	transfer, sell or lease our assets.

These restrictions may limit our ability to engage in business transactions that may be beneficial to us or may restrict our ability to execute our business plan.

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

The spread of COVID-19 has caused global business disruptions beginning in January 2020, including disruptions in the energy and natural gas industry. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand of goods and services, and created significant volatility and disruption of financial and commodity markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and projects in the expected time frame, continues to be uncertain and depends on various factors, including the demand for ethanol, WDG, CDS and DCO, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. We continue to monitor federal, state, and local government recommendations and have made modifications to our normal operations as a result of COVID-19.  The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, appearance of variants, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, the degree of the adverse financial impact cannot be reasonably estimated at this time.

We have facilities located in California and India, and the employees working in those facilities may be at greater risk for exposure to and for contracting COVID-19. The spread of COVID-19 in these locations may result in our employees being forced to work from home or missing work if they or a member of their family contract COVID-19. Additionally, the spread of COVID-19 may result in economic downturns in the markets in which we sell our products and lead to reduced demand for gasoline in such markets, each of which may impair demand for ethanol, harm our operations and negatively impact our financial condition.

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

Since 2007, we have been developing patent-pending enzyme technology to enable the production of ethanol from a combination of starch and cellulose, or from cellulose alone. In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  In December 2018, the Company wrote off $0.9 million of patents associated with the Z-microbeTM and enzymatic processes to facilitate the degradation of certain plant biomass as the Company no longer plans to commercially develop the technologies itself and to free up resources to pursue other methods. In 2018, in cooperation with a federally funded agency, we secured a grant from the California Energy Commission to optimize and demonstrate the effectiveness of ionic liquids technologies for breaking down biomass to produce ethanol. To date, we have not completed a large-scale commercial prototype of our technology and are uncertain at this time when completion of a commercial scale prototype or commercial scale production will occur.  Commercialization risks include economic financial feasibility at commercial scale, availability of funding to complete large-scale commercial plant, ability of ionic liquids to function at commercial scale and market acceptance of product.

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

Disruption in the supply chain could materially adversely affect our business.

We rely on our suppliers for our business, from feedstocks to materials for our infrastructure projects. Future delays or interruptions in the supply chain due to the COVID-19 pandemic could expose us to the various risks which would likely significantly increase our costs and/or impact our operations or business plans including:

•	we or our suppliers may have excess or inadequate inventory of feedstocks for operation of our plants;
•	we may face delays in construction or development of our infrastructure projects;
•	we may not be able to timely procure parts or equipment to upgrade, replace, or repair our plants and technology system; and

our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

Failure to remediate a material weakness in, or inherent limitations associated with, internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting related to our complex business transactions processes. See “Item 9A. Controls and Procedures”. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, management has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2021.

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

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, beneficially owns 8.5% of our outstanding common stock.  In addition, the other members of our Board and management, in the aggregate, excluding Mr. McAfee, beneficially own approximately 1.1% of our common stock. As a result, these shareholders, acting together, will be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions.  See “Security Ownership of Certain Beneficial Owners and Management.”  The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

                The conversion of convertible securities and the exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment and reduce the voting power of your shares, impede our ability to obtain additional financing and cause us to incur additional expenses.

Our Series B convertible preferred stock is convertible into our common stock.  As of December 31, 2021, there were 1.3 million shares of our Series B convertible Preferred Stock outstanding, convertible into 127,506 shares of our common stock on a 10 to 1 ratio.  Certain of our financing arrangements, such as our EB-5 notes are convertible into shares of our common stock at fixed prices.  Additionally, there are outstanding warrants and options to acquire our common stock issued to employees and directors.  As of December 31, 2021, there were outstanding warrants and options to purchase 3.8 million shares of our common stock.

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

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any director or officer of the Company owed to us or our stockholders, creditors or other constituents, (iii) any action asserting a claim against us or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Provisions in our certificate of incorporation and bylaws may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we have opted out of the anti-takeover provisions under Section 203 of the Delaware General Corporation Law, we have adopted anti-takeover provisions that are substantially similar to such provisions, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Continued developments in U.S. tax reform could adversely affect our results of operations and cash flows. It is also possible that provisions of U.S. tax reform could be subsequently amended in a way that is adverse to the Company. Although we believe that our income tax provisions and accruals are reasonable and in accordance with generally accepted accounting principles in the United States, and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits and any related litigation, could be materially different from our historical income tax provisions and accruals. The results of a tax audit or litigation could materially affect our operating results and cash flows in the periods for which that determination is made. In addition, future period net income may be adversely impacted by litigation costs, settlements, penalties, and interest assessments.

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

Inflation may adversely affect us by increasing costs of our business.

Inflation can adversely affect us by increasing costs of feedstock, equipment, materials, and labor. In addition, inflation is often accompanied by higher interest rates. In an inflationary environment, such as the current economic environment, depending on other economic conditions, we may be unable to raise prices of our fuels or products to keep up with the rate of inflation, which would reduce our profit margins. Given the inflation rates in fiscal year 2021, we have experienced, and continue to experience, increases in prices of feedstock, equipment, materials, and labor. Continued inflationary pressures could impact our profitability.

Interest rates could change substantially, materially impacting our profitability.

Our borrowings expose us to interest rate risk, which could adversely affecting our profitability. We monitor and manage this exposure as part of our overall risk management program, but the changes in interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

California Ethanol

Ethanol Plant in Keyes, CA.  The Keyes Plant is situated on approximately 11 acres of land and contains 25,284 square feet of plant building and structures. The property is located adjacent to the Union Pacific Railroad system to facilitate the transportation of raw materials. Our tangible and intangible assets, including the Keyes Plant, are subject to perfected first liens and mortgages as further described in Note 4. Debt, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

CO₂ Land in Keyes, CA. On December 3, 2018, we acquired 5.32 acres of parcel land next to our Keyes Plant. The leased land is utilized by Messer Gas to receive CO₂ from the Keyes Plant, and produce liquid CO₂ for sale into local markets.

Dairy Renewable Natural Gas

Dairy Biogas Digesters, Central Valley, CA.  Since 2019, we have entered into arrangements with over 25 dairies in the Central Valley of California to build dairy digesters on the dairies’ land with a term of 25 years with two optional 5-year extensions. ABGL continues to negotiate and sign participation agreements with local dairies and convert those agreements into fully executed leases.

We productively utilize the majority of the space in our corporate offices and the ethanol plant facilities.  The agreements with the City of Riverbank (as described below) and the acquisition of GAFI are intended for future expansion and deployment of our SAF and renewable biodiesel fuel technology.

India Biodiesel

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

Other Initiatives

Corporate Office. Our corporate headquarters are located at 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA. The Cupertino facility office space consists of 9,238 rentable square feet. We extended the lease in June 2020 for an additional eight years with a new termination date of May 31, 2028.

Carbon Zero 1 Plant in Riverbank, CA. On February 3, 2017, we entered into a lease agreement with City of Riverbank Local Redevelopment Authority for leasing of approximately 71,000 square feet. The space is leased for 5 years with 10 five-year extensions allowed. The space is being utilized to build the Carbon Zero 1 Facility. On December 14, 2021, we entered into a real estate purchase agreements and lease disposition and development agreement with the City of Riverbank. We plan to utilize the purchased and leased properties, located at 5300 Claus Road in the city of Riverbank, California, for the construction of the Carbon Zero 1 Facility. Pursuant to the lease disposition and development agreement, we will serve as the master developer for the development of the leased property to develop, construct, finance, operate and maintain the leased property.  The lease commenced on February 12, 2022 and the term is for fifteen years.

Land, Building and Equipment in Goodland, KS.  On December 31, 2019, we exercised our option to acquire all of the capital stock of GAFI, comprising of approximately 93 acres of land, approximately 34,992 square feet of buildings and equipment as part of a partially completed 40 million gallon per year dry-mill ethanol plant.

Item 3.  Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendant EdenIQ, Inc. (“EdenIQ”).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity that would be primarily owned by Aemetis.  The lawsuit asserted that EdenIQ had fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology that the Company would not have done but for the Company’s belief that the merger would occur.  The relief sought included EdenIQ’s specific performance of the merger, monetary damages, as well as punitive damages, attorneys’ fees, and costs.   In response to the lawsuit, EdenIQ filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s use of EdenIQ’s name and trademark in association with publicity surrounding the merger.  Further, EdenIQ named Third Eye Capital Corporation (“TEC”) as a defendant in a second amended cross-complaint alleging that TEC had failed to disclose that its financial commitment to fund the merger included terms that were not disclosed. By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs. In November 2018, the claims asserted by the Company were dismissed on summary judgment and the Company filed a motion to amend its claims, which remains pending. In December 2018, EdenIQ dismissed all of its claims prior to trial.  In February 2019, the Company and EdenIQ each filed motions seeking reimbursement of attorney fees and costs associated with the litigation. On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million and the Company recorded these fees based on the court order. The Company has retained appellate counsel to appeal the award. If the appeal is successful, the award may be reduced or eliminated. If the appeal is not successful, the award for this judgment will be increased by approximately $1.8 million to $2.1 million. The parties may also enter into settlement discussions while the appeal is pending and settle the dispute.

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

Shareholders of Record

According to the records of our transfer agent, we had 173 stockholders of record as of February 23, 2022.  This figure does not include “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

The total cumulative return assumes dividends were reinvested at each year-end and is based on an original $100 investment at the respective closing prices on December 31, 2016.  Note that historic stock price performance is not necessarily indicative of future stock price performance.

Year Ended December 31	2016	2017	2018	2019	2020	2021
Aemetis, Inc.	$100	$40	$44	$60	$179	$894
NASDAQ Composite Index	$100	$128	$123	$167	$239	$291
NASDAQ Clean Edge Green Energy Index	$100	$131	$114	$160	$451	$437

Sales of Unregistered Equity Securities

None.

Item 6.  Selected Financial Data

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Key Performance Indicators. Discussion of our key performance indicators, to provide context for company operations.

•	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2021, 2020, and 2019.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Overview

Founded in 2006 and headquartered in Cupertino, California, we are an international renewable natural gas, renewable fuels and byproducts company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products. We operate in three reportable segments “California Ethanol”, “Dairy Renewable Natural Gas”, and “India Biodiesel”. We have other operating segments and they were determined not to be reportable segments, collectively represented by the "All Other" category.

We own and operate a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. In the fourth quarter of 2021, we installed an ethanol zeolite membrane dehydration system and is in process of being commissioned at the Keyes Plant. The installation is a key first step in the electrification of the Keyes Plant, which will significantly reduce the use of petroleum based natural gas as process energy. The electrification, along with the future installation of a two-megawatt zero carbon intensity solar microgrid system and a mechanical vapor recompression (MVR) system will greatly reduce GHG emissions and decreases the carbon intensity of fuel produced at the Keyes Plant, allowing us to realize a higher price for the ethanol produced and sold.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. Our Dairy Renewable Natural Gas segment, ABGL, has completed Phase 1 of our California biogas digester network and pipeline system that converts waste dairy methane gas into Dairy Renewable Natural Gas (“RNG”) and is now executing Phase 2 construction projects. The digesters are connected via an underground private pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce RNG. During the third quarter of 2020, ABGL completed construction of the first two dairy digesters along with four miles of pipeline that carries bio-methane from the dairies to the Keyes Plant. Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to negative carbon intensity RNG where it will be either injected into the statewide PG&E gas utility pipeline, supplied as compressed RNG that will service local trucking fleets, or used as renewable process energy at the Keyes Plant.

During the first quarter of 2021, we announced our “Carbon Zero” biofuels production plants designed to produce biofuels, including sustainable aviation fuel (“SAF”) and diesel fuel utilizing renewable hydrogen and non-edible renewable oils sourced from existing Aemetis biofuels plants and other sources.  The first plant to be built, in Riverbank, California, “Carbon Zero 1”, is expected to utilize hydroelectric and other renewable power available onsite to produce 90 million gallons per year of SAF, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels to reduce GHG emissions and other pollutants associated with conventional petroleum-based fuels. By producing ultra-low carbon renewable fuels, the Company expects to capture higher value D3 Renewable Identification Numbers (“RINs”) and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States Environmental Protection Agency (“EPA”).

On April 1, 2021, we established Aemetis Carbon Capture, Inc. to build Carbon Capture and Sequestration (CCS) projects to generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground. California’s Central Valley has been identified as the state’s most favorable region for large-scale CO₂ injection projects due to the subsurface geologic formation that absorbs and retains gases.

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

California Ethanol Revenue

Our revenue development strategy for California Ethanol segment relies upon supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margins and to add incremental income to the California Ethanol segment, including the development of the Carbon Zero Plants, the expansion of the Biogas Project, and the implementation of the Solar Microgrid System, the installation of the membrane dehydration system and other technologies. We are also actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product.

During 2021, we produced five products at the Keyes Plant: denatured fuel ethanol, WDG, DCO, CO₂, and CDS. During the first quarter of 2020, we transitioned from selling the ethanol we produce to J.D. Heiskell pursuant to the J.D. Heiskell Purchase Agreement, to a model where the ethanol is sold directly to our fuel marketing customers. We own the ethanol stored in our finished goods tank. WDG continues to be sold to A.L. Gilbert and DCO is sold to other customers under the J.D. Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO₂ to Messer Gas in the second quarter of 2020. We began selling high-grade alcohol in March 2020 directly to various customers throughout the West Coast and we also produced and sold Aemetis hand sanitizer through our Aemetis Health Products, Inc. subsidiary in the fourth quarter of 2020.

California Ethanol revenue is dependent on the price of ethanol, WDG, high-grade alcohol, and DCO. Ethanol pricing is influenced by local and national inventory levels, local and national ethanol production, imported ethanol, corn prices and gasoline demand, and is determined pursuant to a marketing agreement with a single fuel marketing customer and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by Oil Price Information Service (“OPIS”), as well as quarterly contracts negotiated by our marketing customer with local fuel blenders. The price for WDG is influenced by the price of corn, the supply and price of distillers dried grains, and demand from the local dairy and feed markets and determined monthly pursuant to a marketing agreement with A.L. Gilbert and is generally determined in reference to the local price of dried distillers’ grains and other comparable feed products. High-grade alcohol pricing is based on the supply and demand restrictions in the current market. Our revenue is further influenced by the price of natural gas, our decision to operate the Keyes Plant at various capacity levels, conduct required maintenance, and respond to biological processes affecting output.

Dairy Renewable Natural Gas Revenue

In December 2018, we leveraged our relationship with California’s Central Valley dairy farmers by signing leases and raising funds to construct dairy digesters that collect bio-methane and pipelines that convey bio-methane to our Keyes Plant.  We have constructed our first two digesters, four miles of pipeline, and commenced operations in the third quarter of 2020.  In addition, we have signed agreements with over 25 additional dairies to construct additional dairy digesters. Our revenue development strategy for the Dairy Renewable Natural Gas segment relies upon continuing to build out the network of dairy digesters and pipeline in Northern California.

India Biodiesel Revenue

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, fuel station customers, mining customers, industrial customers and tender offers placed by Government Oil Marketing Companies (“OMCs”) for bulk purchases of fuels. In 2020, the tenders were delayed due to COVID-19, and in 2021 ultimately changed in format to allow for monthly bidding on volumes at a price set by the OMCs on an bi-annual basis. The Company did not participate in tenders during 2021 due to low OMC offer price, coupled with very high feedstock prices as a result of COVID-19. The Company plans to participate in these tenders offers made by the OMCs on economically reasonable terms.

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

The following table summarized our KPIs:

Production and Price Performance

(Unaudited)

	Years ended December 31,			2021 vs 2020%
	2021	2020	2019	Change
Ethanol and High-Grade Alcohol
Gallons Sold (in millions)	59.8	60.3	64.7	-0.8%
Average Sales Price/Gallon	$2.72	$1.84	$1.77	47.8%
Percent of nameplate capacity	109%	112%	118%	-2.7%
WDG
Tons Sold (in thousands)	404	393	428	2.8%
Average Sales Price/Ton	$103	$81	$81	27.2%
Delivered Cost of Corn
Bushels ground (in millions)	20.9	21.1	22.7	-0.9%
Average delivered cost / bushel	$7.53	$5.05	$5.28	49.1%
Dairy Renewable Natural Gas
MMBtu intercompany sales	53,041	9,388	-	465.0%
Biodiesel
Metric tons sold (in thousands)	1	16	47	-93.8%
Average Sales Price/Metric ton	$1,024	$863	$904	18.7%
Percent of Nameplate Capacity	0%	9%	31%
Refined Glycerin
Metric tons sold (in thousands)	0.1	1.4	5.2	-92.9%
Average Sales Price/Metric ton	$956	$814	$543	17.4%

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues

Our revenues are derived primarily from sales of ethanol, high-grade alcohol, and WDG for California Ethanol, renewable natural gas for Dairy Renewable Natural Gas, and biodiesel and refined glycerin for India Biodiesel.

In 2010, we entered into an exclusive marketing agreement with Kinergy to market and sell our ethanol. We terminated the Ethanol Marketing Agreement with Kinergy as of September 30, 2021. Effective October 1, 2021, we entered into the Fuel Ethanol Purchase and Sale Agreement with Murex LLC. Under the terms of the agreement, the initial term matures on October 31, 2023 with automatic one-year renewals thereafter. We entered into an agreement with A.L. Gilbert in 2011 to market and sell our WDG that will expire on December 31, 2022 with automatic renewals for additional one-year terms.  Pursuant to these agreements, our marketing costs for ethanol and WDG are less than 2% of sales.  Substantially all of our India segment revenues during the years ended December 31, 2021 and 2020 were from sales of biodiesel and refined glycerin.

Substantially all of our Dairy Renewable Natural Gas segment revenues during the year ended December 31, 2021 were from sales of biogas to the Keyes Plant for use in boilers, which allowed qualification of carbon credits for the ethanol produced in the Keyes Plant.

Revenue

Fiscal Year Ended December 31 (in thousands)

				2021 vs 2020
	2021	2020	2019	Inc/(dec)	% change

California Ethanol	$211,251	$149,302	$154,148	$61,949	41.5%
Dairy Renewable Natural Gas*	1,445	40	-	1,405	3512.5%
India Biodiesel	696	15,795	47,850	(15,099)	-95.6%
All Other	2	548	-	(546)	-99.6%
Eliminations	(1,445)	(128)	-	(1,317)	1028.9%
Total	$211,949	$165,557	$201,998	$46,392	28%

*All Dairy Renewable Natural Gas revenue is intercompany.

California Ethanol.   For the year ended December 31, 2021, the Company generated 77% of revenue from sales of ethanol, 20% from sales of WDG, and 3% from sales of corn oil, CDS, CO₂, and other sales. During the year ended December 31, 2021, plant production averaged 109% of the 55 million gallon per year nameplate capacity. The increase in revenues was due to the increase in price of ethanol per gallon sold to $2.72 for the year ended December 31, 2021, compared to $1.84 for the year ended December 31, 2020, which was partially offset by the decrease in volume of ethanol gallons sold from 60.3 million gallons for the year ended December 31, 2020 to 59.8 million gallons for the year ended December 31, 2021. In the year ended December 31, 2020, 15% of revenue was from sales of high-grade alcohol which was included in ethanol revenues. The average price of WDG increased by 27% to $103 per ton for the year ended December 31, 2021 while WDG sales volume also increased by 3% to 404 thousand tons in the year ended December 31, 2021 compared to 393 thousand tons in the year ended December 31, 2020.

Dairy Natural Gas. During the years ended December 31, 2021, 2020, 2019, we produced and sold 53.0 thousand, 9.4 thousand, and no British thermal units of biogas, respectively to an intercompany party.

India Biodiesel.  For the year ended December 31, 2021, the Company generated 67% of revenue from sales of biodiesel, 18% of sales from refined glycerin, and 15% from other sales, compared to 87% of sales from biodiesel, 8% from sales of refined glycerin, and 5% from other sales during the year ended December 31, 2020. The decrease in revenues for the year ended December 31, 2021 compared to the year ended December 30, 2020 was due to a 97% decrease in the sales volume of biodiesel to 455 metric tons. The decrease in biodiesel volumes was due to the COVID-19 pandemic and unfavorable feedstock pricing. The average sales price of biodiesel increased to $1,024 for the year ended December 31, 2021 compared to $863 per metric ton in the same period in 2020. Compared to the year ended December 31,2020, the sales volume of refined glycerin decreased by 91% to 130 metric tons while the average price of glycerin increased by 17% to $956 per metric ton for the year ended December 31, 2021.

All Other: For the years ended December 31, 2021 and 2020, revenue generated from All Other segment consisted of revenue from sales of hand sanitizer.

Cost of Goods Sold

Cost of goods sold consists primarily of feedstock, chemicals, direct costs (principally labor and labor related costs) and factory overhead. Depending upon the costs of these inputs in comparison to the sales price of our end products, our gross margins at any given time can vary from positive to negative.  Factory overhead includes direct and indirect costs associated with the plant operations, including the cost of repairs and maintenance, consumables, maintenance, on-site security, insurance, depreciation and inbound freight.

Substantially all of our feedstock for California Ethanol is procured by J.D. Heiskell pursuant to the Heiskell Supply Agreement. Title to the corn passes to us when the corn is deposited into our weigh bin and entered into the production process. Our cost of feedstock is established by J.D Heiskell based on the Chicago Board of Trade pricing and includes rail, truck or ship transportation, local basis costs and a handling fee paid to J.D. Heiskell. The credit term of the corn purchased from J.D. Heiskell is one day. Cost of goods sold also includes chemicals, plant overhead and out-bound transportation. Plant overhead includes direct and indirect costs associated with the operation of the Keyes Plant, including the cost of electricity and natural gas, maintenance, insurance, direct labor, depreciation and freight.  Transportation includes the costs of in-bound delivery of corn by rail, inbound delivery of grain by ship, rail, and truck, and out-bound shipments of ethanol and WDG by truck.

Substantially all of our feedstock for Dairy Renewable Natural Gas is supplied from dairy operations who lease us land and contract for supply of their dairy flush. Our cost of feedstock is established by lease agreement based upon the value of the environmental attributes and the size of the dairy.

Substantially all of our feedstock is for India Biodiesel is procured as crude palm stearin, a non-edible feedstock, from neighboring natural oil processing plants at a discount to refined palm oil or import from international market when prices are viable.  Raw material is received by truck and title passes when the goods are loaded at our vendors’ facilities.  Credit terms vary by vendor. However, we generally receive 15 days of credit on the purchases. We purchase crude glycerin in the international market on letters of credit or advance payment terms.

Cost of Goods Sold

Fiscal Year Ended December 31 (in thousands)

				2021 vs 2020
	2021	2020	2019	Inc/(dec)	% change

California Ethanol	$201,686	$139,568	$150,197	$62,118	44.5%
Dairy Renewable Natural Gas	1,933	343	-	1,590	463.6%
India Biodiesel	719	14,193	39,103	(13,474)	-94.9%
All other	1,117	556	-	561	100.9%
Elminations	(1,445)	(128)	-	(1,317)	1028.9%
Total	$204,010	$154,532	$189,300	$49,478	32%

California Ethanol.  We ground 20.9 million bushels of corn at an average price of $7.53 per bushel during the year ended December 31, 2021 compared to 21.1 million bushels of corn at an average price of $5.05 per bushel during the year ended December 31, 2020.   In addition, for the year ended December 31, 2021, we incurred $3.3 million more in natural gas costs, $5.0 million related to the California Carbon Allowance accrued and paid in October 2021 for triennial obligation on GHG emissions along with $0.7 million accrued for 2021, and $0.9 million more in chemical costs.

Dairy Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, production bonuses, and depreciation.

India Biodiesel.  The decrease in cost of goods sold during the year ended December 31, 2021, compared to December 30, 2020, was attributable to a decrease in the volume of biodiesel feedstock by 97% to 465 metric tons during the year ended December 31, 2021, compared to 16 thousand tons during the year ended December 31, 2020, coupled with a decrease in the average price of biodiesel feedstock by 2% to $619 compared to $630 in the same period in 2020. In addition, the volume of refined glycerin feedstock decreased by 93% to 117 metric tons in the year ended December 31, 2021, partially offset by an increase in the average price of the refined glycerin feedstock by 20% to $619 per metric ton in the same period in 2020.

All Other. All other Cost of Goods Sold relates to the write-down of Aemetis Health Products inventory during the year ended December 31, 2021.

Gross Profit (loss)

Fiscal Year Ended December 31 (in thousands)

				2021 vs 2020
	2021	2020	2019	Inc/(dec)	% change

California Ethanol	$9,565	$9,734	$3,951	$(169)	-1.7%
Dairy Renewable Natural Gas	(488)	(303)	-	(185)	61.1%
India Biodiesel	(23)	1,602	8,747	(1,625)	-101.4%
All other	(1,115)	(8)	-	(1,107)	13837.5%
Total	$7,939	$11,025	$12,698	$(3,086)	-28%

California Ethanol.  Gross profit decreased by 2% in the year ended December 31, 2021 primarily due to the stronger margin associated with  high-grade alcohol sales coupled with the lower corn price during the year ended December 31, 2020.

Dairy Natural Gas. Gross loss relates to incurring more expenses as we begin to ramp up our Dairy Renewable Natural Gas business.

India Biodiesel.  The decrease in gross profit was attributable to decrease in the sales volume of biodiesel of 97% to 455 metric tons and refined glycerin of 91% to 130 metric tons.

Operating Expenses

In 2020, substantially all of our R&D expenses were related to research and development activities in Minnesota.

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, other corporate expenses, and related facilities expenses.

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

				2021 vs 2020
	2021	2020	2019	Inc/(dec)	% change
Research and development expenses	$88	$213	$205	$(125)	-59%

R&D expenses decreased in the year ended December 31, 2021 due to decreases in expenses related to research subcontract work of $84 thousand and lab supplies of $19 thousand.

				2021 vs 2020
	2021	2020	2019	Inc/(dec)	% change
Selling, general and administrative expenses	$23,676	$16,882	$17,424	$6,794	40%

SG&A expenses as a percentage of revenue in the year ended December 31, 2021 increased to 11% in the year ended December 31, 2021 compared to 10% in the year ended December 31, 2020. The increase in SG&A expenses in the year ended December 31, 2021 was primarily due to an increase in salaries and stock compensation of $3.9, insurance of $1.0 million, professional fees of $1.5 million, dues and subscriptions of $0.1 million, termination charges of $0.6 million and marketing fees of $0.5 million, lease expense of $0.3 million, which were partially offset by a decrease in bad debt expense of $1.1 million as compared to the SG&A expenses during the year ended December 31, 2020.

				2021 vs 2020
Other expense (income):	2021	2020	2019	Inc/(dec)	% change
Interest expense
Interest rate expense	$20,136	$22,943	$21,089	$(2,807)	-12%
Debt related fees and amortization expense	3,921	3,401	4,666	520	15%
Accretion and other expenses of Series A preferred units	7,718	4,673	2,257	3,045	65%
Loss contingency on litigation	-	-	6,200	-	0%
Gain on debt extinguishment	(1,134)	-	-	(1,134)	0%
Other expense (income)	809	548	(797)	261	48%

Interest expense decreased in the year ended December 31, 2021 due to principal debt payments made to Third Eye Capital in the second quarter of 2021. Debt related fees and amortization increased due to debt and extension fees being incurred in 2021. The increase in accretion and other expenses of the Series A Preferred Units was due to the issuance of additional units during the year ended December 31, 2021, coupled with accrued preference payments. Other income related to gain on debt extinguishment was due to the PPP Loans being forgiven. Other expense increased due to termination charges recognized during the year, coupled with a guarantee fee of $0.4 million during the year ended December 2021, while guarantee fees of $0.6 million were added during the same period in 2020.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $7.8 million at December 31, 2021, of which $6.6 million was held in our North American entities and $1.2 million was held in our Indian entity. Our current ratio was 0.32 and 0.08, respectively, at December 31, 2021 and 2020. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	December 31, 2021	December 31, 2020
Cash and cash equivalents	$7,751	$592
Current assets (including cash, cash equivalents, and deposits)	20,693	8,683
Current and long term liabilities (excluding all debt)	92,302	80,264
Current & long term debt	188,767	229,619

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

For the Biogas Project, we plan to operate the biogas digesters to capture and monetize biogas while building new dairy digesters and extending the existing pipeline in order to capture the higher carbon credits available in California. We plan on funding the construction from obtaining government guaranteed loans and executing on existing and new state grant programs.

For the Riverbank project, we plan to raise the funds necessary to construct and operate the Riverbank Carbon Zero 1 plant using loan guarantees and public financings based upon the licensed technology that generate federal and state carbon credits available for ultra-low carbon fuels utilizing lower cost, non-food advanced feedstocks to significantly increase margins.

For the India plant, we plan to secure higher volumes of shipments of fuels at the India plant by developing the sales channels and expanding the existing domestic markets or exporting to North America markets.

In addition to the above we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling equity through the ATM and other means, selling the current EB-5 Phase II offering, or by vendor financing arrangements.

As of December 31, 2021, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $121.5 million. The current maturity date for all of the Third Eye Capital financing arrangements is April 1, 2023 as the Company exercised the right to extend the maturity date upon notice and payment of a 1% extension fee, pursuant to Amendment No. 20, subsequent to year end. The GAFI notes were fully repaid in the first quarter of 2021.

As of the date of this report, the Company has $40.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes due on April 1, 2023.

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

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the year ended December 31, 2021:

Increases to debt:
Accrued interest	$20,239
Maturity date extension fee added to senior debt and waiver fees	1,715
Sub debt extension fees	680
Financing for equipment term loan	55
Total Increases to debt		$22,689
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(23,959)
Principal and interest payments to EB-5 investors	(3,508)
GAFI interest and principal payments	(34,846)
PPP loan forgiveness	(1,134)
Change in debt issuance costs, net of amortization	(89)
Term loan payments	(5)
Total Decreases to debt		$(63,541)

Change in total debt		$(40,852)

Working capital changes resulted in (i) a $1.2 million increase in inventories, (ii) a $0.2 million decrease in accounts receivable, (iii) a $4.8 million increase in prepaid expenses mainly due to $4.0 million dollar prepayment to J.D. Heiskell coupled with a $0.8 million prepayment for natural gas, (iv) a decrease in other current assets of $0.9 million, and (v) a $7.2 million increase in cash due to an increase in ethanol sales and funds raised through the at-the-market offering program.

Cash used in operating activities was $20.6 million, derived from a net loss of $47.1 million, reduced by non-cash charges of  $21.1 million, and changes in operating assets and liabilities of $8.8 million. The non-cash charges consisted of: (i) $4.0 million in amortization of debt issuance costs and other intangible assets, (ii) $5.4 million in depreciation expenses, (iii) $3.9 million in stock-based compensation expense, (iv) $7.7 million in preferred unit accretion and other expenses of Series A preferred units, (v) a gain on debt extinguishment of $1.1 million, (vi) an increase in the provision for excess and obsolete inventory of $1.0 million and (vii) an increase in the provision for bad debts of $0.1 million. Net changes in operating assets and liabilities consisted primarily of an increase in (i) inventories of $2.2 million, (ii) prepaid expenses of $4.8 million, and (iii) a decrease in accounts payable of $5.2 million, offset by (iv) an increase in other liabilities of $0.7 million, (v) a decrease in other assets of $2.4 million, (vi) a decrease in accounts receivable of $0.1 million, and (vii) an increase in accrued interest of $14.5 million.

Cash used by investing activities was $22.9 million, of which $2.8 million was used for capital projects in the Keyes Plant, $17.7 million was used for capital projects related to Dairy Renewable Natural Gas, $0.1 million for capital projects at the India Plant, and $6.0 million related to all other capital projects. This was partially offset by grant proceeds of $3.8 million.

Cash provided by financing activities was $50.7 million, consisting primarily of $103.6 million raised from issuance of common stock in equity offerings, $3.1 million received for issuing Series A Preferred Units, $1.3 million from exercises of stock options, and $0.1 million received for grant matching program partially offset by repayments of borrowings of $55.5 million, Series A Preferred Units redemption of $0.3 million, debt renewal and waiver fee payments of $1.1 million, and payments on finance leases of $0.5 million.

In October 2020, we commenced an at-the-market offering program, which allows us to sell and issue shares of our common stock from time-to-time.  During the year ended December 31, 2021, we issued 7,680 thousand shares of common stock under the at-the-market offering program for net proceeds of $103.6 million net of commissions and offering related expenses.  As of December 31, 2021, we had capacity to issue up to $288.2 million of common stock under the at-the-market offering program.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2021.

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

Revenue Recognition. We derive revenue primarily from sales of ethanol, high-grade alcohol and related co-products in California Ethanol, and biodiesel and refined glycerin in India Biodiesel pursuant to supply agreements and purchase order contracts. We assessed the following criteria under the ASC 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

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

California Ethanol:  Until May 13, 2020, we sold all our ethanol to J.D. Heiskell & Co. (“J.D. Heiskell”) under the Working Capital and Purchasing Agreement (the “J.D. Heiskell Purchasing Agreement”). On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), under the terms of which we buy all corn from J.D. Heiskell and sell all WDG and corn oil we produce to J.D. Heiskell. Following May 13, 2020, we sold the majority of our fuel ethanol production to one customer, Kinergy Marketing, LLC (“Kinergy”), through individual sales transactions.  We terminated the Ethanol Marketing Agreement with Kinergy as of September 30, 2021. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex LLC. Given the similarity of the individual sales transactions with Kinergy and Murex, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to one of our customer’s contracted trucking companies. Upon delivery, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. There is no transaction price allocation needed.

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

The below table shows our sales in California Ethanol by product category:

California Ethanol	For the twelve months ended December 31,
	2021	2020	2019
Ethanol and high-grade alcohol sales	$162,428	$111,219	$114,593
Wet distiller's grains sales	41,476	32,048	34,510
Other sales	7,347	6,035	5,045
	$211,251	$149,302	$154,148

We also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those customers in some contractual agreements.

In California Ethanol, we assessed principal versus agent criteria as we buy corn as feedstock in producing ethanol from our working capital partner J.D. Heiskell and sell all WDG and corn oil produced in this process to J.D. Heiskell through A.L. Gilbert. We sold all ethanol we produced to J.D.Heiskell until May 13, 2020. We consider the purchase of corn as a cost of goods sold and the sale of ethanol, upon transfer to the common carrier, as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have legal title to the goods during the processing time. The pricing for both corn and ethanol is set independently. Revenues from sales of ethanol and its co-products are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. The Company has elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general and administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount. Hence, we are the principal in sales scenarios where our customer and vendor may be the same.

India Biodiesel:  We sell products pursuant to purchase orders (written or verbal) or by contract with governmental or international parties, in which performance is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined daily based on reference market prices for biodiesel, refined glycerin, and Palm Fatty Acid Distillers (“PFAD”) net of taxes. There is no transaction price allocation needed.

The below table shows our sales in India Biodiesel by product category:

India Biodiesel	For the twelve months ended December 31,
	2021	2020	2019
Biodiesel sales	$465	$13,796	$42,464
Refined glycerin sales	125	1,172	2,809
PFAD sales	-	774	2,557
Other sales	106	53	20
	$696	$15,795	$47,850

We also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those same customers in certain contractual agreements. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel according to agreements when we enter into in these situations. Hence, we are the principal in sales scenarios where our customer and vendor may be the same.

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

Long-term assets are analyzed below based on their line items on the consolidated balance sheet and the lowest level where the assets are expected to generate cash flow or work as a functional unit. We consider the lowest level Asset Group as one where the value of the asset becomes independent from the other assets and has the ability to operate on an independent basis, and results in a functional unit.  We therefore group the reporting units into the following: the Keyes, California ethanol plant, the Kakinada, India biodiesel plant, the Central California Dairy Digester Network, the Riverbank, California Carbon Zero 1 plant under development, the Goodland Energy Center LLC, which consists of a partially completed dry-mill, and the Carbon Capture Sequestration asset group under development. These asset groups represent our significant long-lived assets. Both plants were operated efficiently and no asset groups showed indicators of impairment, therefore no impairment test was needed for our Company’s long-lived assets.

Testing for Debt Modification or Extinguishment Accounting

During 2021 and 2020, we evaluated amendments to our debt under the ASC 470-50 guidance for modification and extinguishment accounting and under ASC 470-60 for Troubled Debt Restructuring. This evaluation for modification and extinguishment included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred.  In instances where our future cash flows changed more than 10 percent, we recorded our debt at fair value based on factors available to us for similar borrowings and used the extinguishment accounting method to account for the debt extinguishment. The evaluation for troubled debt restructuring included assessing whether the creditor granted a concession. To determine this, we calculate the post-restructuring effective interest rate by projecting cash flows on the new terms and calculating a discount rate equal to the carrying amount of pre-restructuring debt, and comparing this calculation to the terms of prior amendments.  If the post restructuring effective interest rate is less than the prior terms effective interest rate, we assess this as having been granted a concession.  We then apply troubled debt restructuring accounting to any debt in which the creditor granted a concession.

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

At December 31, 2021 we did not have any open firm-price purchase commitments with our feedstock suppliers.  At times in our Indian biodiesel business, we reduce our exposure to fluctuations in feedstock prices and the price of biodiesel by entering into fixed price contracts to buy and sell commodities. At the time we enter into a purchase commitment for feedstock, our goal is to also enter into an off-take arrangement with our customer to purchase the biodiesel at a set price.

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

Ethanol Production

A sensitivity analysis has been prepared to estimate our ethanol production exposure to ethanol, corn, distillers grains and natural gas price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn and natural gas inputs, and ethanol and distillers grains outputs for a one-year period from December 31, 2021. The results of this analysis, which may differ from actual results, are as follows (in millions):

Commodity (000s)	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	55.0	Gallons	$15.7
Corn	19.6	Bushels	$14.8
Distillers grains	0.4	Tons (2)	$4.0
Natural gas	1.4	MMBTU (3)	$0.9

(1) Volume requirements assume production at full capacity.

(2) Distillers grains quantities are stated on an equivalent ton basis.

(3) Millions of Thermal Units

Corn Oil

A sensitivity analysis has been prepared to estimate our corn oil production segment exposure to corn oil price risk. Market risk related to these factors is estimated as the potential change in net income resulting from hypothetical 10% changes in prices of our expected corn oil output for a one-year period from December 31, 2021. The corn oil market risk at December 31, 2021, based on the estimated net income effect resulting from a hypothetical 10% change in such prices, was approximately $0.8 million.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from issuing term loans, revolving loans, and liabilities that bear variable interest rates. Specifically, we had $99.6 million US Dollar denominated outstanding variable interest-rate liabilities as of December 31, 2021. Interest rates on our variable-rate liabilities are determined based upon the market interest rate of the prime rate. A 1% increase in the prime rate would increase our interest cost on such debt by approximately $1.1 million per year in the aggregate. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included as a part of this report.

Foreign Currency Exchange Rate Risk

We do expect to have exposure to foreign currency risk as we conduct most of our India business in Indian Rupees. Our India subsidiaries use the Indian Rupee local currency as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the Indian Rupee (INR) to US Dollar (USD) exchange rate.  For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss), but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). For the twelve months ended December 31, 2021, 2020 and 2019, we recognized a loss of $0.2 million, $0.3 million, and $0.2 million, respectively, associated with foreign currency translation adjustments to other comprehensive loss. We prepared a foreign currency exchange rate risk sensitivity analysis to estimate our exposure to currency fluctuations. Using our 2021 Indian subsidiary financials and applying the appropriate actual weighted average or end exchange rate and then incrementing by 10 points each respective INR to USD exchange rate resulted in a $0.2 million impact to Net Income (loss), a $0.1 million change in Total Liabilities, a $1.4 million change in Stockholders’ equity (deficit), and a $1.5 million change in Total Assets in our Indian subsidiary.

As of December 31, 2021, we did not have any outstanding material derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Item 8.  Financial Statements and Supplementary Data

Financial Statements are listed in the Index to Consolidated Financial Statements on page 48 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2021.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our CEO and CFO concluded that, although remediation plans were initiated to address the material weakness over financial reporting as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission - 2013. Based on the results of management's assessment and evaluation, our CEO and CFO concluded that our internal control over financial reporting was not effective due to not maintaining sufficient information technology general controls (ITGCs) and segregation of duties in the areas of user access and change-management over certain information technology systems used in the Company's financial reporting processes and the application of controls relating to the design of supervision and review controls over the completeness and accuracy of complex transactions.

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting during the quarter ended December 31, 2021, in response to an identified material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified in our failure to design and maintain effective controls over our supervision and review of the completeness and accuracy of complex transactions.

Our efforts to improve our internal controls are ongoing and focused on replacing our ERP system with a system that includes the higher levels of control required by an accelerated filer, expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. As part of our ongoing efforts to remediate the weaknesses in our internal controls identified, we are evaluating our staff and outsourced resources, and hiring personnel or engaging third-parties with appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles commensurate with the volume and complexity of our financial accounting and reporting requirements to address the material weakness and replacing our core information technology system to strengthen the areas of user access and change management. There are, however, inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected. While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Item 9B.  Other Information

Third Eye Reserve Liquidity Facility

On March 8, 2022, Third Eye agreed to extend a one year reserve liquidity facility governed by a promissory note of $40.0 million to April 1, 2023. Borrowings under the facility are available until maturity on April 1, 2023. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2023. Any amounts may be reborrowed up to repaid amounts up until the maturity date of April 1, 2023. The promissory note is secured by liens and security interests upon the property and assets of the Company. In addition, if any initial advances are drawn under the facility, the Company will pay a nonrefundable onetime fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance.

Third Eye Capital Limited Waiver and Amendment No. 22

On March 8, 2022, Third Eye Capital agreed to the Limited Waiver and Amendment No. 22 to the Note Purchase Agreement (“Amendment No. 22”) to: (i) provide a waiver for the Blocked Account Agreement Violation in which the Borrowers failed to deliver Blocked Account Control Agreements by December 31, 2021, (ii) provide for a waiver for the Subordinated Debt Violation, in which the Company made a repayment to a Subordinated Debt lender, and (iii) provide for a waiver of the consolidated unfunded capital expenditures covenant for the quarters through December 31, 2021. As consideration for such waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million in cash.

PART III

Item 10.  Directors, Executive Officers and Governance

The information required by this Item 10 will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item 11 will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements:

The following financial statements of Aemetis, Inc. are filed as a part of this Annual Report:

•	Report of Independent Registered Public Accounting Firm (PCAOB ID 49)
•	Consolidated Balance Sheets
•	Consolidated Statements of Operations and Comprehensive Loss
•	Consolidated Statements of Cash Flows
•	Consolidated Statements of Stockholders’ Deficit
•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

3. Exhibits:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1.1	Certificate of Incorporation	8-K	001-35475	3.1	Nov. 2, 2021
3.1.2	Certificate of Designation of Series B Preferred Stock	8-K	001-35475	3.2	Nov. 2, 2021
3.2.1	By Laws	8-K	001-35475	3.3	Nov. 2, 2021
4.1	Specimen Common Stock Certificate	8-K	000-51354	4.1	Dec. 13, 2007
4.2	Specimen Series B Preferred Stock Certificate	8-K	000-51354	4.2	Dec. 13, 2007
4.3	Form of Common Stock Warrant	8-K	000-51354	4.3	Dec. 13, 2007
4.4	Form of Series B Preferred Stock Warrant	8-K	000-51354	4.4	Dec. 13, 2007
10.1	Amended and Restated 2007 Stock Plan	14A	000-51354		Apr. 3, 2015
10.2	Amended and Restated 2007 Stock Plan form of Stock Option Award Agreement	14A	000-51354		Apr. 15, 2008
10.3	Eric McAfee Executive Employment Agreement dated September 1, 2011	8-K	000-51354	10.2	Sep. 8, 2011
10.4	Andrew Foster Executive Employment Agreement, dated May 22, 2007	8-K	000-51354	10.7	Dec. 13, 2007
10.5	Todd Waltz Executive Employment Agreement, dated March 15, 2010	8-K	000-51354		May 20, 2009
10.6	Sanjeev Gupta Executive Employment Agreement, dated September 1, 2007	10-K	000-51354	10.11	May 20, 2009
10.7	Agreement of Loan for Overall Limit dated June 26, 2008 between Universal Biofuels Private Limited and State Bank of India	10-Q	000-51354	10.12	Aug. 14, 2008
10.8	Ethanol Marketing Agreement, dated October 29, 2010 between AE Advanced Fuels Keyes, Inc. and Kinergy Marketing, LLC	10-Q	000-51354	10.6	Dec. 1, 2010
10.9	Zymetis, Inc. 2006 Stock Incentive Plan	10-K	000-51354	10.31	Oct. 31, 2012
10.10	Zymetis Inc. Incentive Stock Option Agreement	10-K	000-51354	10.32	Oct. 31, 2012
10.11	Zymetis Inc. Non-Incentive Stock Option Agreement	10-K	000-51354	10.33	Oct. 31, 2012
10.12	First Amendment to Ethanol Marketing Agreement dated September 6, 2011, between AE Advanced Fuels Keyes, Inc. and Kinergy Energy Marketing	8-K	000-51354	10.1	Sept. 8, 2011
10.13	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jan. 1, 2012
10.14	Form of 5% Subordinated Note	8-K	000-51354	10.2	Jan. 1, 2012
10.15	Form of Common Stock Warrant	8-K	000-51354	10.3	Jan. 1, 2012
10.16	Amendment No. 6 to Note Purchase Agreement dated April 13, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012

10.17	Limited Waiver to Note Purchase Agreement dated March 31, 2012 among Aemetis Advanced Fuels Keyes, Inc., and Third Eye Capital Corporation, an Ontario corporation, as agent	8-K	000-51354	10.1	Apr. 19, 2012
10.18	Limited Waiver to Note and Warrant Purchase Agreement dated March 31, 2012 among Aemetis, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, and the Purchasers	8-K	000-51354	10.1	Apr. 19, 2012
10.19	Amendment No. 7 to Note Purchase Agreement dated May 15, 2012 among Aemetis Advanced Fuels Keyes, Inc., Third Eye Capital Corporation, as agent, and the Purchasers	8-K	000-51354	10.1	May 22, 2012
10.20	Form of Note and Warrant Purchase Agreement	8-K	000-51354	10.1	Jun. 6, 2012
10.21	Form of 5% Subordinated Note	8-K	000-51354	10.1	Jun. 6, 2012
10.22	Form of Common Stock Warrant	8-K	000-51354	10.1	Jun. 6, 2012
10.23	Note and Warrant Purchase Agreement dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	Jun. 28, 2012
10.24	5% Subordinated Promissory Note dated June 21, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	Jun. 28, 2012
10.25	Form of Warrant to Purchase Common Stock	8-K	000-51354	10.3	Jun. 28, 2012
10.26	Note Purchase Agreement dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.1	July 3, 2012
10.27	15% Subordinated Promissory Note dated June 27, 2012 among Third Eye Capital Corporation, Aemetis Advanced Fuels Keyes, Inc., and Aemetis, Inc.	8-K	000-51354	10.2	July 3, 2012
10.28	Agreement and Plan of Merger, dated July 6, 2012, among Aemetis, Inc., AE Advanced Fuels, Inc., Keyes Facility Acquisition Corp., and Cilion, Inc.	8-K	000-51354	2.1	July 10, 2012
10.29	Stockholders’ Agreement dated July 6, 2012, among Aemetis, Inc., and Western Milling Investors, LLC, as Security holders’ Representative.	8-K	000-51354	10.1	July 10, 2012
10.30	Amended and Restated Note Purchase Agreement, dated July 6, 2012 among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.31	Amended and Restated Guaranty, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.32	Amended and Restated Security Agreement, dated July 6, 2012 among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012
10.33	Investors’ Rights Agreement dated July 6, 2012, by and among Aemetis, Inc., and the investors listed on Schedule A thereto.	8-K	000-51354	10.5	July 10, 2012
10.34	Technology License Agreement dated August 9, 2012 between Chevron Lummus Global LLC and Aemetis Advanced Fuels, Inc.	8-K	000-51354	10.1	Aug. 22, 2012
10.35	Corn Procurement and Working Capital Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.64	Oct. 31, 2012
10.36	Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc.*	10-K	000-51354	10.65	Oct. 31, 2012

10.37	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	000-51354	10.66	Oct. 31, 2012
10.38	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	10-K	000-51354	10.67	Oct. 31, 2012
10.39	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Oct. 23, 2012
10.40	Amendment No. 1 to Revolving Line of Credit Agreement dated October 16, 2012 by and among Aemetis International, Inc., a Nevada corporation, and Laird Q. Cagan	8-K	000-51354	10.2	Oct. 23, 2012
10.41	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012 and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	000-51354	10.3	Oct. 23, 2012
10.42	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	000-51354	10.4	Oct. 23, 2012
10.43	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated September 29, 2012	10-K	000-51354	10.72	Apr. 4, 2013
10.44	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K	000-51354	10.1	Jan. 7, 2013
10.45	Agreement for Repayment of Note by Share Issuance dated as of December 31, 2012 by and among Aemetis, Inc., Aemetis International, Inc., (formerly known as “International Biodiesel, Inc.”), a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	8-K/A	000-51354	10.1	Feb. 27, 2013
10.46	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Mar. 11, 2013

10.47	Amendment No. 1 to Agreement for Repayment of Note by Share Issuance dated as of April 10, 2013 by and among Aemetis, Inc., Aemetis International, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit (as defined in the Agreement).	10-K	000-51354	10.77	Apr. 4, 2013
10.48	Amendment to the Purchasing Agreement dated March 9, 2011 between J.D. Heiskell Holdings LLC and Aemetis Advanced Fuels Keyes, Inc. dated January 2, 2013.	10-K	000-51354	10.76	Apr. 4, 2013
10.49	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Apr. 16, 2013
10.505	Amendment No. 4 to Amended and Restated Note Purchase Agreement dated as of April 19, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, and Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K/A	000-51354	10.2	May 14, 2013
10.5	Special Bridge Advance dated as of March 29, 2013 by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K	000-51354	10.2	Apr. 16, 2013
10.51	Agreement For Satisfaction of Note by Share and Note Issuance dated as of April 18, 2013 between Aemetis, Inc., Aemetis International, Inc. and Laird Q. Cagan for himself and on behalf of all other holders of interests in the Revolving Line of Credit dated August 17, 2009 as amended.	8-K	000-51354	10.1	Apr. 24, 2013
10.52	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	000-51354	10.1	May 23, 2013
10.53	Amended and Restated Aemetis Keyes Corn Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	000-51354	10.2	May 23, 2013
10.54	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013 by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	July 31, 2013
10.55	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Nov. 1, 2013

10.62	Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	Mar. 31, 2014
10.64	Limited Waiver and Amendment No. 8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q/A	000-51354	10.1	Nov. 13, 2014
10.65	Limited Waiver and Amendment No. 9 to Amended and Restated Note Purchase Agreement, dated as of March 12, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10K	000-51354	10.1	Mar. 12,2015
10.66	Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	May 7, 2015
10.67	Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 7, 2015).	10-Q	000-51354	10.1	Nov. 5, 2015
10.68	Limited Waiver and Amendment No. 12 to Amended and Restated Note Purchase Agreement, dated as of March 21, 2016 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.68	Mar. 28, 2016
10.69	Binding letter of intent for the purchase of certain property, plant and equipment in Goodland, Kansas by Aemetis Advanced Fuels Goodland, Inc., or such other subsidiary of Aemetis Inc., dated March 22, 2016 from Third Eye Capital Corporation, in its capacity as attorney-in-fact for New Goodland Energy Center, LLC.	10-K	000-51354	10.69	Mar. 28, 2016
10.70	Limited Waiver and Amendment No. 13 to Amended and Restated Note Purchase Agreement, dated as of March 1, 2017by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.70	Mar. 16, 2017
10.71	Limited Waiver and Amendment No. 14 to Amended and Restated Note Purchase Agreement, dated as of March 27, 2018 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.71	Mar. 27, 2018

10.72	Promissory Note, dated as of March 27, 2018 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.72	Mar. 27, 2018
10.73	Promissory Note, dated as of March 11, 2019 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.73	Mar. 14, 2019
10.74	Limited Waiver and Amendment No. 15 to Amended and Restated Note Purchase Agreement, dated as of March 11, 2019 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	000-51354	10.74	Mar. 14, 2019
10.75	Promissory Note, dated as of March 6, 2020 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.75	Mar. 6, 2020
10.76

Limited Waiver and Amendment No. 16 to Amended and Restated Note Purchase Agreement, dated as of March 11, 2019 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.

			000-51354
10.77	Limited Waiver and Amendment No. 17 to Amended and Restated Note Purchase Agreement, dated as of August 11, 2020 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-Q	000-51354	10.1	August 13, 2020
10.78	Limited Waiver and Amendment No. 18 to Amended and Restated Note Purchase Agreement, dated as of November 5, 2020 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-Q	000-51354	99.1	November 12, 2020
10.79	Promissory Note, dated as of March 10, 2021 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc., Aemetis, Inc.; and Third Eye Capital Corporation, an Ontario corporation,	10-K	000-51354	10.79	March 14, 2021
10.80	Limited Waiver and Amendment No. 19 to Amended and Restated Note Purchase Agreement, dated as of March 14, 2021 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund and Ninepoint.	10-K	000-51354	10.80	March 14, 2021
10.81	Limited Waiver and Amendment No. 20 to Amended and Restated Note Purchase Agreement, dated as of August 9, 2021 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Ninepoint Third Eye Capital Private Credit Fund.	10-Q	000-51354	10.1	August 12, 2021
10.82	Fourth Amended and Restated Promissory Note, dated as of August 9, 2021 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation including Third Eye Capital Management Inc.	10-Q	000-51354	10.2	August 12, 2021

10.83	Real Estate Purchase and Sale Agreement, dated as of December 14, 2021 by and between Aemetis Properties Riverbank, Inc. and City of Riverbank, California	8-K	001-36475	10.1	December 21, 2021
10.84	Lease Disposition and Development Agreement, dated as of December 14, 2021 by and between Aemetis Properties Riverbank, Inc. and City of Riverbank, California	8-K	001-36475	10.2	December 21, 2021
10.85	Guaranty Agreement, dated as of December 14, 2021 by and between Aemetis, Inc. and City of Riverbank, California	8-K	001-36475	10.3	December 21, 2021
10.86	Real Estate Purchase and Sale Agreement, dated as of December 14, 2021 by and between Aemetis Properties Riverbank, Inc. and City of Riverbank, California	8-K	001-36475	10.4	December 21, 2021
10.87	Warrant to Purchase Stock, dated as of March 2, 2022 ("Fuels Revolving Line Warrant")	8-K	001-36475	4.1	March 4, 2022
10.88	Warrant to Purchase Stock, dated as of March 2, 2022 ("Carbon Revolving Line Warrant")	8-K	001-36475	4.2	March 4, 2022
10.89	Amended and Restated Credit Agreement, dated as of March 2, 2022	8-K	001-36475	10.1	March 4, 2022
10.90	Amended and Restated General Security Agreement, dated as of March 2, 2022	8-K	001-36475	10.2	March 4, 2022
10.91	Intellectual Property Security Agreement Supplement, dated as of March 2, 2022	8-K	001-36475	10.3	March 4, 2022
10.92	Third Amended and Restated Guaranty, dated as of March 2, 2022	8-K	001-36475	10.4	March 4, 2022
10.93	Amended and Restated Pledge Agreement, dated as of March 2, 2022	8-K	001-36475	10.5	March 4, 2022
10.94	Limited Waiver and Amendment No. 22 to Amended and Restated Note Purchase Agreement dated as of March 8, 2022 by and Among Aemetis Inc.; Aemetic Advanced Fuels Keyes, Inc.; Aemetics Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund- Insight Fund, and Ninepoint Third Eye Capital Private Credit Fund.	10-K	001-36475	10.1	December 31, 2021	X
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
21	Subsidiaries of the Registrant					x
23	Consent of Independent Registered Public Accounting Firm					x
24	Power of Attorney (see signature page)					x
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					x
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					x
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

*Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

AEMETIS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March —-9, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit procedures related to the Company’s liquidity evaluation and the adequacy of the commitment on the reserve liquidity facility included the following, among others:

·	We evaluated the reasonableness of forecasted cash needs by comparing to historical operating results as well as forecasted market data for both ethanol and corn.

•

We evaluated the reasonableness of management’s estimated reduction in current liabilities from the Company’s cash needs for a period of greater than a year from the financial statement issuance date by evaluating subordination agreements that are in place and the ability for the Company to defer interest payments on various debt agreements.

•

We evaluated management’s forecasted cash needs in the context of other audit evidence obtained, including, but not limited to, board of director minutes and investor presentation to determine whether the other audit evidence supported or contradicted the forecast.

•	We tested the subsequent event activity related to additional cash available or needed to fund working capital.

•

We tested the Company’s ability to maintain compliance with covenants under the existing loan agreements and the ability of the Company’s senior lender to provide the additional funding under the amended reserve liquidity facility.

/s/ RSM US LLP

We have served as the Company's auditor since 2012.

Des Moines, Iowa

March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Aemetis, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated March 9, 2022 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•

There were ineffective information technology general controls (ITGCs) and segregation of duties in the areas of user access and change-management over certain information technology systems used in the Company’s financial reporting processes. As a result of the pervasive impact of these controls, automated and manual business process controls that are dependent on ITGCs and appropriate segregation of duties were also ineffective.

•

There were ineffective controls relating to the design of supervision and review controls over the completeness and accuracy of complex transactions. As a result, the objective of maintaining sufficient personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles commensurate with the volume and complexity of the financial accounting and reporting requirements was not met.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 9, 2022 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Des Moines, Iowa

March 9, 2022

AEMETIS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2021 and 2020

(In thousands except for par value)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents ($19 and $235 respectively from VIE)	$7,751	$592
Accounts receivable, net of allowance for doubtful accounts of $1,404 and $1,260 as of December 31, 2021 and 2020, respectively	1,574	1,821
Inventories, net of allowance for excess and obsolete inventory of $1,040 and $0 as of December 31, 2021 and 2020, respectively	5,126	3,969
Prepaid expenses ($335 and $192 respectively from VIE)	5,598	750
Other current assets ($0 and $741 respectively from VIE)	644	1,551
Total current assets	20,693	8,683

Property, plant and equipment, net ($39,625 and $22,628 respectively from VIE)	135,101	109,880
Operating lease right-of-use assets ($10 and $28 respectively from VIE)	2,462	2,889
Other assets ($38 and $24respectively from VIE)	2,575	3,687
Total assets	$160,831	$125,139

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($4,950 and $6,271 respectively from VIE)	$16,415	$20,739
Current portion of long term debt	8,192	44,974
Short term borrowings ($9 and $0 respectively from VIE)	14,586	14,541
Mandatorily redeemable Series B convertible preferred stock	3,806	3,252
Accrued property taxes ($121 and $0 respectively from VIE)	6,830	5,674
Accrued contingent litigation fees	6,200	6,200
Current portion of operating lease liability ($11 and $10 respectively from VIE)	260	316
Current portion of Series A preferred units ($3,169and $2,015 respectively from VIE)	3,169	2,015
Other current liabilities ($306 and $129 respectively from VIE)	5,872	4,524
Total current liabilities	65,330	102,235
Long term liabilities:
Senior secured notes and revolving notes	121,451	125,624
EB-5 notes	32,500	32,500
Other long term debt ($40 and $0 respectively from VIE)	12,038	11,980
Series A preferred units ($44,978 and $32,022respectively from VIE)	44,978	32,022
Operating lease liability ($0 and $11 respectively from VIE)	2,318	2,578
Other long term liabilities ($0 and $74 respectively from VIE)	2,454	2,944
Total long term liabilities	215,739	207,648

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,275 and 1,323 shares issued and outstanding
each period, respectively (aggregate liquidation preference of $3,825 and $3,969 respectively)	1	1
Common stock, $0.001 par value; 80,000 authorized; 33,461 and 22,830 shares issued and outstanding each period, respectively	33	23
Additional paid-in capital	205,305	93,426
Accumulated deficit	(321,227)	(274,080)
Accumulated other comprehensive loss	(4,350)	(4,114)
Total stockholders' deficit	(120,238)	(184,744)
Total liabilities and stockholders' deficit	$160,831	$125,139

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED December 31, 2021, 2020, AND 2019

(In thousands, except for earnings per share)

	For the years ended December 31,
	2021	2020	2019
Revenues	$211,949	$165,557	$201,998
Cost of goods sold	204,010	154,532	189,300
Gross profit	7,939	11,025	12,698

Research and development expenses	88	213	205
Selling, general and administrative expenses	23,676	16,882	17,424
Operating loss	(15,825)	(6,070)	(4,931)

Other expense (income):
Interest expense
Interest rate expense	20,136	22,943	21,089
Debt related fees and amortization expense	3,921	3,401	4,666
Accretion and other expenses of Series A preferred units	7,718	4,673	2,257

Loss contingency on litigation	-	-	6,200
Gain on debt extinguishment	(1,134)	-	-
Other expense (income)	809	548	(797)
Loss before income taxes	(47,275)	(37,635)	(38,346)
Income tax expense (benefit)	(128)	(976)	1,131
Net loss	$(47,147)	$(36,659)	$(39,477)
Less: Net loss attributable to non-controlling interest	-	-	(3,761)
Net loss attributable to Aemetis, Inc.	$(47,147)	$(36,659)	$(35,716)

Other comprehensive (loss)
Foreign currency translation loss	(236)	(289)	(249)
Comprehensive loss	$(47,383)	$(36,948)	$(39,726)

Net loss per common share
Basic	$(1.54)	$(1.74)	$(1.75)
Diluted	$(1.54)	$(1.74)	$(1.75)

Weighted average shares outstanding
Basic	30,682	21,012	20,467
Diluted	30,682	21,012	20,467

The accompanying notes are an integral part of the financial statements.

 AEMETIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2021, 2020, AND 2019

(In thousands)

	For the year ended December 31,
	2021	2020	2019
Operating activities:
Net loss	(47,147)	$(36,659)	$(39,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	3,928	995	774
Depreciation	5,448	4,894	4,434
Debt related fees and amortization expense	3,921	3,401	4,666
Intangibles and other amortization expense	46	48	48
Accretion and other expenses of Series A preferred units	7,717	4,673	2,257
Gain on debt extinguishment	(1,134)	-	-
Deferred tax benefit	-	(984)	1,123
Provision for excess and obsolete inventory	1,040	-	-
Provision for bad debts	144	1,260	-
Change in fair value of stock appreciation rights	-	-	(80)
Changes in operating assets and liabilities:
Accounts receivable	94	(1,088)	(963)
Inventories	(2,211)	2,392	(491)
Prepaid expenses	(4,849)	44	147
Other assets	2,368	253	(594)
Accounts payable	(5,198)	1,400	1,001
Accrued interest expense and fees	14,456	21,728	18,033
Other liabilities	730	123	7,088
Net cash (used in) provided by operating activities	(20,647)	2,480	(2,034)

Investing activities:
Capital expenditures	(26,652)	(19,340)	(8,578)
Grant proceeds received for capital expenditures	3,758	2,031	-
Net cash used in investing activities	(22,894)	(17,309)	(8,578)

Financing activities:
Proceeds from borrowings	-	12,648	56,314
Repayments of borrowings	(55,523)	(15,463)	(51,878)
TEC debt renewal and waiver fee payments	(1,108)	(350)	(530)
Grant proceeds received for capital expenditures	115	256	1,364
Payments on finance leases	(505)	(1,471)	-
Proceeds from issuance of common stock in equity offering	103,591	5,113	-
Proceeds from the exercise of stock options	1,304	287	-
Proceeds from Series A preferred units financing	3,130	13,755	4,815
Series A preferred financing redemption	(300)	-	-
Net cash provided by financing activities	50,704	14,775	10,085

Effect of exchange rate changes on cash and cash equivalents	(4)	(10)	(5)
Net change in cash and cash equivalents for period	7,159	(64)	(532)
Cash and cash equivalents at beginning of period	592	656	1,188
Cash and cash equivalents at end of period	7,751	$592	$656

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$5,682	$1,324	$2,476
Income taxes paid	7	8	8
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680	680
Fair value of warrants issued to subordinated debt holders	1,546	181	162
Fair value of warrants issued for capital expenditures	1,344	-	-
TEC debt extension, waiver fees, promissory notes fees added to debt	608	1,747	1,602
Capital expenditures in accounts payable	7,693	5,931	2,391
Operating lease liabilities arising from obtaining right of use assets	-	2,817	1,181
Financing lease liabilities arising from obtaining right of use assets	113	2,309	-
Stock Appreciation Rights issued for GAFI Amendment No. 1	-	-	1,050
Capital expenditures purchased on financing	55	5,652	-
Issuance of equity to pay off accounts payable	893	-	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2021, 2020 AND 2019

(In thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	Interest	Total

Balance at December 31, 2018	1,323	$1	20,345	$20	$85,917	$(193,204)	$(3,576)	$(4,740)	$(115,582)

Stock-based compensation	-	-	-	-	774	-	-	-	774
Issuance and exercise of warrants	-	-	225	1	161	-	-	-	162
Foreign currency translation loss	-	-	-	-	-	-	(249)	-	(249)
Net loss	-	-	-	-	-	(35,716)	-	(3,761)	(39,477)
Reclassification of GAFI noncontrolling interest	-	-	-	-	-	(8,501)	-	8,501	-
Balance at December 31, 2019	1,323	1	20,570	21	86,852	(237,421)	(3,825)		(154,372)

Issuance of common stock	-	-	1,507	2	5,111	-	-	-	5,113
Stock options exercised	-	-	528	-	287	-	-	-	287
Stock-based compensation	-	-	-	-	995	-	-	-	995
Issuance and exercise of warrants	-	-	225	-	181	-	-	-	181
Foreign currency translation loss	-	-	-	-	-	-	(289)	-	(289)
Net loss	-	-	-	-	-	(36,659)	-	-	(36,659)
Balance at December 31, 2020	1,323	1	22,830	23	93,426	(274,080)	(4,114)		(184,744)

Issuance of common stock	-	-	7,796	8	103,760	-	-	-	103,768
Sereis B conversion to common stock	(48)	-	5	-	-	-	-	-	-
Stock options exercised	-	-	2,499	2	1,249	-	-	-	1,251
Stock-based compensation	-	-	-	-	3,928	-	-	-	3,928
Issuance and exercise of warrants	-	-	331	-	2,942	-	-	-	2,942
Foreign currency translation loss	-	-	-	-	-	-	(236)	-	(236)
Net loss	-	-	-	-	-	(47,147)	-	-	(47,147)
Balance at December 31, 2021	1,275	$1	33,461	$33	205,305	$(321,227)	$(4,350)	$-	$(120,238)

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc. (formerly AE Biofuels, Inc.), a Delaware corporation, and its wholly owned subsidiaries (collectively, “Aemetis” or the “Company”):

•	Aemetis Americas, Inc., a Delaware corporation, and its subsidiary AE Biofuels, Inc., a Delaware corporation;
•	Aemetis International, Inc., a Nevada corporation, and its subsidiary International Biofuels, Ltd., a Mauritius corporation, and its subsidiary Universal Biofuels Private, Ltd., an India company;
•	Aemetis Technologies, Inc., a Delaware corporation;
•	Aemetis Biofuels, Inc., a Delaware corporation, and its subsidiary Energy Enzymes, Inc., a Delaware corporation;
•	AE Advanced Fuels, Inc., a Delaware corporation, and its subsidiaries Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, and Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis Property Keyes, Inc., a Delaware corporation;
•	Aemetis Advanced Fuels, Inc., a Nevada corporation;
•	Aemetis Advanced Products Keyes, Inc., a Delaware corporation and its subsidiary Aemetis Properties Riverbank, Inc., a Delaware corporation, Aemetis Health Products, Inc., a Delaware corporation; Aemetis Riverbank, Inc., a Delaware corporation, and its subsidiary Aemetis Advanced Products Riverbank, Inc., a Delaware corporation;
•	Aemetis Advanced Biorefinery Keyes, Inc., a Delaware corporation;
•	Aemetis Biogas LLC, a Delaware limited liability company; and
•	Goodland Advanced Fuels, Inc., a Nevada corporation.

Nature of Activities. Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis, “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable fuels and byproducts company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products.

We own and operate a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. In the fourth quarter of 2021, an ethanol zeolite membrane dehydration system was installed at the Keyes Plant and is in process of being commissioned at the Keyes Plant, a key first step in the electrification of the Keyes facility.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. Our Dairy Renewable Natural Gas segment, ABGL, has completed Phase 1 of our California biogas digester network and pipeline system that converts waste dairy methane gas into Dairy Renewable Natural Gas (“RNG”) and is now executing Phase 2 construction. The digesters are connected via an underground private pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce RNG. During the third quarter of 2020, ABGL completed construction of the first two dairy digesters along with four miles of pipeline that carries bio-methane from the dairies to the Keyes Plant. Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to negative carbon intensity RNG where it will be either be sold to third parties or used as renewable process energy at the Keyes Plant.

During the first quarter of 2021, we announced our “Carbon Zero” biofuels production plants designed to produce biofuels, including sustainable aviation fuel (“SAF”) and diesel fuel utilizing renewable hydrogen and non-edible renewable oils sourced from our existing biofuels plants and other sources.  The first plant, in Riverbank, California, “Carbon Zero 1”, is expected to utilize hydroelectric and other renewable power available onsite to produce SAF, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels.

On April 1, 2021, we established Aemetis Carbon Capture, Inc. to build Carbon Capture and Sequestration (CCS) projects to generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground.

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

Prior to December 31, 2019, GAFI was consolidated into the financial statements as a VIE. We concluded that GAFI did not have enough equity to finance its activities without additional subordinated financial support and GAFI’s shareholder did not have a controlling financial interest in the entity. Through providing a Limited Guaranty, pursuant to which, the Guarantors agreed to guarantee the prompt payment and performance of all unpaid principal and interest on the GAFI Loans and all other obligations and liabilities of GAFI to the GAFI Noteholders in connection with the GAFI Note Purchase Agreement, and signing the Option Agreement, pursuant to which the Company was granted an irrevocable option to purchase all, but not less than all, of the capital stock of GAFI for an aggregate purchase price equal to $0.01 per share for a total purchase price of $10.00, the Company took the risks related to operations, financing the Goodland Plant, and agreed to meet the financial covenants for GAFI to be in existence. Based upon this assessment, Aemetis has the power to direct the activities of GAFI and has been determined to be the primary beneficiary of GAFI and accordingly, the assets, liabilities, and operations of GAFI are consolidated into those of the Company. The assets and liabilities were initially recognized at fair value. On December 31, 2019, we exercised an option to acquire all capital stock of GAFI and consolidated it with the Company.

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

Revenue Recognition.  We derive revenue primarily from sales of ethanol, high-grade alcohol and related co-products in California Ethanol and India biodiesel and refined glycerin in India pursuant to supply agreements and purchase order contracts. We assessed the following criteria under the ASC 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

California Ethanol: Until May 13, 2020, we sold all our ethanol to J.D. Heiskell & Co. (“J.D. Heiskell”) under the Working Capital and Purchasing Agreement (the “J.D. Heiskell Purchasing Agreement”). On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), under the terms of which we buy all corn from J.D. Heiskell and sell all WDG and corn oil we produce to J.D. Heiskell. Following May 13, 2020 and until October, 2021, we sold the majority of our fuel ethanol production to one customer, Kinergy Marketing, LLC (“Kinergy”), through individual sales transactions. We terminated the Ethanol Marketing Agreement with Kinergy as of September 30, 2021. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex LLC (“Murex”), in which we will sell all our Ethanol to Murex. Given the similarity of the individual sales transactions with Kinergy and Murex, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to one of our customer’s contracted trucking companies. Upon delivery, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy and Murex for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. The transaction price is allocated to one performance obligation.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

During the first quarter of 2020, Aemetis began selling high-grade alcohol for consumer applications directly to customers on the West Coast and Midwest using a variety of payment terms. These agreements and terms were evaluated according to ASC 606 guidance and such revenue is recognized upon satisfaction of the performance obligation by delivery of the product based on the terms of the agreement. Sales of high-grade alcohol were minimal for 2021 and were aggregated with ethanol sales.  Sales of high-grade alcohol represented 0%, 15%, and 0% of revenue for the years ended December 31, 2021, 2020, and 2019, respectively.

The below table shows our sales in California Ethanol by product category:

California Ethanol	For the twelve months ended December 31,
	2021	2020	2019
Ethanol and high-grade alcohol sales	$162,428	$111,219	$114,593
Wet distiller's grains sales	41,476	32,048	34,510
Other sales	7,347	6,035	5,045
	$211,251	$149,302	$154,148

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

For our California Ethanol segment, we buy corn as feedstock for the production of ethanol, from our working capital partner J.D. Heiskell. Prior to May 13, 2020, we sold all our ethanol, WDG, and corn oil to J.D. Heiskell and we bought all our corn to process into ethanol from J.D. Heiskell. After May 13, 2020, we sold most of our fuel ethanol to one customer, Kinergy, and sold all WDG and corn oil to J.D. Heiskell. During the second quarter of 2021, the Company signed a biofuels offtake agreement with Murex, LLC, and beginning on October 1, 2021 the Company sold all our fuel ethanol to Murex LLC. We only have customer relationships with Kinergy Marketing and Murex LLC, hence the principal and agent criteria is not applied. However, we are still buying corn and selling WDG and corn oil to J.D.Heiskell, we analyzed the principal vs agent relationship criteria below.

We consider the purchase of corn as a cost of goods sold and the sale of WDG, corn oil, upon trucks leave the Keyes Plant, as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have legal title to the goods during the processing time. The pricing for both corn  WDG, and Corn oil is set independently. Revenues from WDG and Corn oil are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. The Company has elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general and administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount. Hence, we are the principal in California Ethanol segment where our customer and vendor may be the same.

We have a contract liability of $0 and $0.2 million as of December 31, 2021 and 2020.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Dairy Renewable Natural Gas: All of our Dairy Renewable Natural Gas segment revenues during the years ended December 31, 2021 and 2020 were from sales of biogas to the Keyes Plant for use in boilers. This resulted in lowering the carbon intensity of the Keyes Plant and increased revenues on ethanol sold through the California Ethanol segment. These revenues have been eliminated once consolidated. Refer to Footnote 12 Segment Information for Dairy Renewable Natural Gas for the unconsolidated revenue.

India Biodiesel: We sell products pursuant to purchase orders (written or verbal) or by contract with governmental or international parties, in which performance is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined daily based on reference market prices for biodiesel, refined glycerin, and PFAD net of taxes. Transaction price is allocated to one performance obligation.

The below table shows our sales in India by product category:

India Biodiesel (in thousands) For the twelve months ended December 31, 2021 2020 2019 Biodiesel sales $465 $13,796 $42,464 Refined glycerin sales 125 1,172 2,809 PFAD sales - 774 2,557 Other sales 106 53 20 $696 $15,795 $47,850

In India, we also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those same customers in certain contractual agreements. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel according to agreements we enter into in these situations. Hence, we are the principal in India Biodiesel sales scenarios where our customer and vendor may be the same.

Cost of Goods Sold. Cost of goods sold includes those costs directly associated with the production of revenues, such as raw material consumed, factory overhead and other direct production costs.  During periods of idle plant capacity, costs otherwise charged to cost of goods sold are reclassified to selling, general and administrative expense. The company recorded, in cost of goods sold, in the year ended December 31, 2021, approximately $5.0 million related to our California triennial obligation on GHG emissions, of which approximately $3.2 million relates to periods prior to 2021 and is considered insignificant.

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

Accounts Receivable.   The Company sells ethanol and WDG through third-party marketing arrangements generally without requiring collateral and high-grade alcohol directly to customers on a variety of terms including advanced payment terms, based on the size and creditworthiness of the customer. DCO is marketed and sold to A.L. Gilbert under the J.D. Heiskell Purchasing Agreement. The Company sells CDS directly to customers on standard 30 day payment terms. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Usually, invoices are due within 30 days on net terms. Accounts receivables mostly consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We reserved $1.4 million and $1.3 million in the allowances for doubtful accounts as of December 31, 2021 and December 31, 2020, respectively.

Inventories. Finished goods, raw materials, and work-in-process inventories are valued using methods which approximate the lower of cost (first-in, first-out) or net realizable value (NRV).  Distillers’ grains and related products are stated at NRV.  In the valuation of inventories, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.  For the years ended December 31, 2021, 2020 and 2019, the company experienced total write-offs of $1.0 million, none and none.

Variable Interest Entities. We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests in is considered a variable interest entity (VIE). We consolidate VIEs when we are the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is still a VIE and, if so, whether we are the primary beneficiary. If we are not the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP.

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

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurement, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of asset groups may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset group and its estimated fair value. The Company has not recorded any impairment as of December 31, 2021, 2020, and 2019.

California Energy Commission Technology Demonstration Grant. The Company has been awarded and completed the demonstration project associated with the $825 thousand matching grant program from the California Energy Commission (“CEC”) Natural Resources Agency to optimize the effectiveness of technologies to break down biomass to produce cellulosic ethanol. The Company has received all of the awarded grant proceeds as of December 31, 2020. The project focused on the deconstruction and conversion of sugars liberated from California-relevant feedstocks and then converting the sugars to ethanol. The Company receives these funds as reimbursement for actual expenses incurred. Due to the uncertainty associated with the expense approval process under the grant program, the Company recognized the grant as a reduction of the expenses in the period when payment is received.

California Energy Commission Low-Carbon Fuel Production Program. The Company has been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $2.9 million from the LCFPP as of December 31, 2021 as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognizes the grant as a reduction of the costs in the period when payment is received.

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

In October 2020, the Company was awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $545 thousand from the CDFA 2020 grant program as of December 31, 2021 as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognizes the grant as a reduction of the costs in the period when payment is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Carbon Zero 1 plant. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank project. The Company receives funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant for reimbursement of capital expenditures of $1.8 million and $1.7 million and is presented with long-term liabilities as of December 31, 2021 and 2020. Due to the uncertainty associated with meeting the minimum matching contribution, the reimbursement will be recognized when the Company makes the minimum matching contribution.

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

ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2021 and 2020, the Company recorded a full valuation allowance against its U.S. federal and state net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Basic and Diluted Net Income (Loss) per Share.  Basic net income (loss) per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred a net loss for the years ended December 31, 2021, 2020 and 2019, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of December 31, 2021, 2020, and 2019:

	As of
	December 31, 2021	December 31, 2020	December 31, 2019

Series B preferred (post split basis)	128	132	132
Common stock options and warrants	3,819	5,422	3,840
Debt with conversion feature at $30 per share of common stock	1,220	1,298	1,262

Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	5,167	6,852	5,234

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

Segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The Company further evaluates its operating segments to determine its reportable segments. Aemetis recognizes three reportable segments “California Ethanol”, “Dairy Renewable Natural Gas”, and “India Biodiesel.”

The “California Ethanol” reportable segment includes the Company’s 65 million gallon per year ethanol plant in Keyes, California, and the adjacent land leased for the production of CO₂.

The “Dairy Renewable Natural Gas” reportable segment includes, the dairy digesters, pipeline and gas condition unit for the production of biogas from dairies near Keyes, California.

The “India Biodiesel” reportable segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing Kakinada Plant, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

The Company has additional operating segments that were determined not to be reportable segments, including the Carbon Zero 1 facility in Riverbank, the Goodland Plant, Kansas and the research and development facility in Minnesota.  Refer to the “All Other” category.

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

Debt Issuance Costs. The Company records debt issuance costs related to specific incremental costs directly attributable to issuing, modifying, or extending a debt instrument.  The debt issuance costs are reported as an adjustment to the carrying amount of the debt.  The debt issuance costs are amortized using the interest rate method over the life of the debt instrument.

Troubled Debt Restructuring Accounting. The evaluation for troubled debt restructuring includes assessing whether the creditor granted a concession. To determine this, we calculate the post-restructuring effective interest rate by projecting cash flows on the new terms and calculating a discount rate equal to the carrying amount of pre-restructuring debt, and comparing this calculation to the terms of prior amendments.  If the post restructuring effective interest rate is less than the prior terms effective interest rate, we assess this as having been granted a concession.  We then apply troubled debt restructuring accounting to any debt in which the creditor granted a concession.

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

Recently Adopted Accounting Pronouncements.

ASU 2016-13: Measurement of Credit Losses on Financial Instruments. This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. The Company adopted the guidance in the fourth quarter of fiscal 2021 and there was no material impact on its Consolidated Financial Statements.

ASU 2019-12: Simplifying the Accounting for Income Taxes. In December 2019, FASB issued ASU 2019-12, Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplifies generally accepted accounting principles ("GAAP") for other areas of Topic 740 by clarifying and amending existing guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted including adoption in any interim period for periods for which financial statements have not yet been issued. On January 1, 2021, we adopted this ASU on a prospective basis and the adoption of this standard did not have an impact on our consolidated financial statements.

2. Inventories

Inventories consist of the following:

	As of
	December 31, 2021	December 31, 2020
Raw materials	$727	$1,382
Work-in-progress	2,083	1,266
Finished goods	2,316	1,321
Total inventories	$5,126	$3,969

As of December 31, 2021 and December 31, 2020, the Company recognized a lower of cost or net realizable value of none and $0.7 million respectively, related to inventory.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	December 31, 2021	December 31, 2020
Land	$4,082	$4,092
Plant and buildings	97,110	97,398
Furniture and fixtures	1,334	1,195
Machinery and equipment	5,294	5,188
Construction in progress	55,859	25,397
Property held for development	15,437	15,408
Finance lease right of use assets	2,317	2,308
Total gross property, plant & equipment	181,433	150,986
Less accumulated depreciation	(46,332)	(41,106)
Total net property, plant & equipment	$135,101	$109,880

Interest capitalized in property, plant, and equipment was $4.7 million, $1.9 million and $0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company recorded depreciation expense of approximately $5.4 million, $4.9 million, and $4.4 million respectively, for the years ended December 31, 2021, 2020, and 2019.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

4. Debt

Debt consists of the notes from the Company’s senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	December 31, 2021	December 31, 2020
Third Eye Capital term notes	$7,095	$7,066
Third Eye Capital revolving credit facility	75,980	80,310
Third Eye Capital revenue participation term notes	11,915	11,864
Third Eye Capital acquisition term notes	26,461	26,384
Third Eye Capital promissory note	-	1,444
Cilion shareholder seller notes payable	6,619	6,274
Subordinated notes	14,304	12,745
EB-5 promissory notes	40,692	43,120
GAFI Term and Revolving loans	-	33,626
Term loans on capital expenditures	5,701	5,652
PPP loans	-	1,134
Total debt	188,767	229,619
Less current portion of debt	22,778	59,515
Total long term debt	$165,989	$170,104

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

On April 1, 2020, the Company exercised the option to extend the maturity of Third Eye Capital Notes to April 1, 2021 for a fee of 1% of the outstanding note balance. We have evaluated the reduction in extension fee to 1% in accordance with ASC 470-60 Troubled Debt Restructuring. According to the guidance, we considered the 1% extension fee to be a troubled debt restructuring.

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

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

On February 27, 2019, a promissory note (the “February 2019 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by payee, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2019. In consideration of the February 2019 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. On April 30, 2019, the February 2019 Note was modified to remove the stated maturity date and instead be due on demand by Third Eye Capital. In third quarter of 2019, the February 2019 Note was modified to include additional borrowings of $0.7 million. In first quarter of 2020, the February 2019 Note was modified to include additional borrowings of $0.6million. The February 2019 note was fully repaid in the first quarter of 2021.

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

On November 5, 2021, Third Eye Capital agreed to the Limited Waiver and Amendment No. 21 to the Note Purchase Agreement (“Amendment No. 21”) to: (i) provide a waiver for the Blocked Account Agreement Violation in which the Borrowers failed to deliver Blocked Account Control Agreements by August 31, 2021 and (ii) provide for a waiver for the Subordinated Debt Violation, in which the Company made a repayment to a Subordinated Debt lender. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million in cash. We evaluated the terms of the Amendment No.21 and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

As Amendments No. 19, No. 20, and No. 21 waived certain covenants over the net four quarters and given the Company's projected compliance with other terms of the agreement, the notes are classified as long-term debt.

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

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

On August 9, 2021, Third Eye Capital agreed to decrease the amount available under the reserve liquidity facility notes governed by a promissory note to $40.0 million. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2022. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2022. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance.  On March 8, 2022, Third Eye Capital agreed to extend the maturity of the reserve liquidity facility to April 1, 2023.

Terms of Third Eye Capital Notes

A.	Term Notes. As of December 31, 2021, the Company had $7.1 million in principal and interest outstanding under the Term Notes net of $37 thousand unamortized debt issuance costs. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2023.

B.	Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17% as of December 31, 2021), payable monthly in arrears. Interest was accrued and accrued interest from all notes can be capitalized to the Revolving Credit Facility. The Revolving Credit Facility matures on April 1, 2023. As of December 31, 2021, AAFK had $76.0 million in principal and interest and waiver fees outstanding under the Revolving Credit Facility net of $0.7 million unamortized discount issuance costs.

C.	Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2023. As of December 31, 2021, AAFK had $11.9 million in principal and interest outstanding on the Revenue Participation Term Notes net of $57 thousand unamortized discount issuance costs.

D.	Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (14% per annum as of December 31, 2021 and mature on April 1, 2023. As of December 31, 2021, Aemetis Facility Keyes, Inc. had $26.5 million in principal and interest and redemption fees outstanding net of unamortized discount issuances costs of $98 thousand. The outstanding principal balance includes a total of $7.5 million in redemption fees.

E.	Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $40.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2023. We have no borrowings outstanding under the Reserve Liquidity Notes as of December 31, 2021.

The Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Notes allow the lender to accelerate the maturity in the event of default that could reasonably be expected to have a material adverse effect, such as any change in the business, operations, or financial condition. The Company has evaluated the likelihood of such an acceleration event and determined such an event to not be probable in the next twelve months. The terms of the notes allow interest to be capitalized.

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

Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders (Cilion Notes) as merger compensation, subordinated to the Third Eye Capital Notes.  The Cilion Notes bear interest at 3% per annum and are due and payable after the Third Eye Capital Notes have been paid in full.  As of December 31, 2021, Aemetis Facility Keyes, Inc. had $6.6 million in principal and interest outstanding on the Cilion Notes.

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

The Subordinated Notes were amended to extend the maturity date on January 1, 2021 and again on July 1, 2021 with six months extension for maturity until December 31, 2021. We evaluated the January 1, 2021 amendment and the refinancing terms of the Notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment. We evaluated the July 1, 2021 amendment and the refinancing terms of the Notes and determined in accordance with ASC 470-50 Debt – Modification and Extinguishment that the loans were extinguished, however, the Company was not required to record a gain or loss on the debt extinguishment.

At December 31, 2021 and 2020, the Company had, in aggregate, the amount of $14.3 million and $12.7 million in principal and interest outstanding, respectively, under the Subordinated Notes.

EB-5 promissory notes.  EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2-3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the “EB-5 Phase I funding”). The original maturity date on the promissory notes can be extended automatically for a one or two-year period initially and is eligible for further one-year automatic extensions as long as there is no notice of non-extension from investors and the investors’ immigration process is in progress. On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes which restated the original maturity date on the promissory notes with automatic six-month extensions as long as the investors’ immigration processes are in progress. Except for six early investor EB-5 Notes, the Company was granted 12 months from the date of the completion of immigration process to redeem these EB-5 Notes. Given the COVID-19 situation and processing delays for immigration process, Advanced BioEnergy, LP extended the maturity dates for debt repayment based on their projected processing timings as long as the investors don’t give notice of withdrawal or I-829 gets approved.  Accordingly, the notes have been recognized as long-term debt while investor notes who obtained green card approval have been classified as current debt. The EB-5 Notes are convertible after three years at a conversion price of $30 per share.

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of December 31, 2021, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. During the year ended December 31, 2021, the Company repaid $3.0 million for six investors who obtained green card approval under the EB-5 Phase I funding.  As of December 31, 2021, $32.5 million in principal and $4.1 million in accrued interest was outstanding on the EB-5 Notes sold under the EB-5 Phase I funding.

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

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Advanced BioEnergy II, LP arranges investments with foreign investors, who each make loans to the Riverbank Carbon Zero 1 Facility in increments of $0.9 million after November 21, 2019. The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of December 31, 2020, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of December 31, 2020, $4.1 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

Unsecured working capital loans.  On April 16, 2017, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with working capital, on an as needed basis, to fund the purchase of feedstock and other raw materials for the Kakinada Plant. Working capital cash advances bear interest at 12%. In return, the Company agreed to pay Gemini an amount equal to 30% of the plant’s monthly net operating profit and recognized these as operational support charges in the financials. In the event that the Company’s biodiesel facility operates at a loss, Gemini owes the Company 30% of the losses as operational support charges. Either party can terminate the agreement at any time without penalty. Additionally, Gemini received a first priority lien on the assets of the Kakinada Plant. During the year ended December 31, 2021, we have accrued no interest on Gemini balance as the investment was for feedstock purchase and finished goods trade. During the years ended December 31, 2021 and 2020, the Company made principal payments to Gemini of none and $8.5 million respectively. As of December 31, 2021 and December 31, 2020, the Company had no balance outstanding under this agreement.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”).  The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as selling, general, and administrative expenses by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 day period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. On April 15, 2018, the agreement was amended to purchase the raw material for business operations at 12% per annum interest rate. During the years ended December 31, 2021 and 2020, the Company made principal and interest payments to Secunderabad Oils of none and $3.3 million, respectively.  As of December 31, 2021 and 2020, the Company had no balance outstanding under this agreement.

GAFI Term loan and Revolving loan. On July 10, 2017, GAFI entered into a Note Purchase Agreement (“Note Purchase Agreement”) with Third Eye Capital (Noteholders). Pursuant to the Note Purchase Agreement, the Noteholders agreed, subject to the terms and conditions of the Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (“Term Loan”) and (ii) revolving advances not to exceed ten million dollars in the aggregate (“Revolving Loan”). The interest rate per annum applicable to the Term Loan is equal to ten percent (10%). The interest rate per annum applicable to the revolving Loans is the greater of Prime Rate plus seven and three quarters percent (7.75%) and twelve percent (12.00%). The maturity date of the loans (“Maturity Date”) was extended to July 10, 2021 by exercising an option to extend the GAFI Loan Maturity Date for a fee of $0.5 million.

The Company fully repaid the GAFI notes in the first quarter of 2021. As of December 31, 2021, and December 31, 2020, GAFI had none and $22.2 million net of debt issuance costs of none and $0.4 million outstanding on the Term Loan and none and $11.8 million on the Revolving Loan respectively, classified as current portion of long-term debt.

Payroll Protection Program. On May 5, 2020, certain wholly owned subsidiaries of the Company received loan proceeds of approximately $1.1 million; (“PPP Loans”) under the Paycheck Protection Program (“PPP”). In the second quarter of 2021, the Company received notification from the Small Business Administration that all loan proceeds received by the Company were forgiven. Due to the forgiveness of the loan, the Company recorded a gain on debt extinguishment in the statements of operations and comprehensive loss in the amount of approximately $1.1 million during the year ended December 31, 2021.

Financing Agreement for Equipment Purchase. The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase membrane dehydration equipment to save energy used in the Keyes Plant. The Company also entered into a financing agreement with Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the commissioned date and interest will be charged based on the certain performance metrics after operation of the equipment. The equipment was delivered in March 2020; however, the installation has been delayed due to the COVID-19 pandemic.

In the fourth quarter of 2021, we started the installation of dehydration equipment. Hence, we recorded the asset in property, plant and equipment, net and the related liability of $0.3 million in short term borrowings and $5.4 million in other long-term debt, respectively as of December 31, 2021 and 2020.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Debt repayments for the Company’s loan obligations follow:

Twelve months ended December 31,	Debt Repayments
2022	$22,778
2023	154,826
2024	6,945
2025	2,564
2026	945
There after	1,640
Total debt	189,698
Debt issuance costs	(931)
Total debt, net of debt issuance costs	$188,767

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

On December 14, 2021, we entered into a real estate purchase agreements and lease disposition and development agreement with the City of Riverbank. We plan to utilize the purchased and leased properties, located at 5300 Claus Road in the city of Riverbank, California, for the construction of the Carbon Zero 1 Facility.  The lease commences in 2022 and the Company will evaluate and assess the lease upon commencement.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The components of lease expense and sublease income was as follows:

	Twelve Months ended December 31,
	2021	2020	2019
Operating lease cost
Operating lease expense	$812	$566	$712
Short term lease expense	207	118	85
Variable lease expense	107	105	102
Sub lease income	-	-	(117)
Total operating lease cost	$1,126	$789	$782

Finance lease cost
Amortization of right-of-use assets	$230	$249	$-
Interest on lease liabilities	81	68	-
Total finance lease cost	$311	$317	$-

Cash paid for amounts included in the measurement of lease liabilities:

	Twelve Months ended December 31,
	2021	2020	2019
Operating cash flows used in operating leases	$698	$616	$571
Operating cash flows used in finance leases	81	68	-
Financing cash flows used in finance leases	$506	1,471	-

Supplemental non-cash flow information related to the operating ROU asset and lease liabilities was as follows for the year ended December 31, 2021 and 2020:

	Twelve Months ended December 31,
	2021	2020	2019
Operating leases
Accretion of the lease liability	$378	$258	$125
Amortization of right-of-use assets	434	308	587

Weighted Average Remaining Lease Term
Operating leases	6.3 years
Finance leases	2.3 years

Weighted Average Discount Rate
Operating leases	14.0%
Finance leases	6.1%

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Supplemental balance sheet information related to leases was as follows:

	As of
	December 31, 2021	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$2,462	$2,889	$557

Current portion of operating lease liability	260	316	377
Long term operating lease liability	2,318	2,578	200
Total operating lease liabilities	2,578	2,894	577

Finance leases
Property and equipment, at cost	$2,317	$2,308	$-
Accumulated depreciation	(376)	(249)	-
Property and equipment, net	1,941	2,059	-

Other current liability	550	417	-
Other long term liabilities	720	1,164	-
Total finance lease liabilities	1,270	1,581	-

Maturities of operating lease liabilities were as follows:

Year ended December 31,	Operating leases	Finance leases

2022	$597	$611
2023	573	528
2024	590	201
2025	608	23
2026	626	-
There after	918	-
Total lease payments	3,912	1,363
Less imputed interest	(1,334)	(93)
Total lease liability	$2,578	$1,270

Property taxes

The Company entered into a payment plan with Stanislaus County for unpaid property taxes for the Keyes Plant site on June 28, 2018 by paying $1.5 million as a first payment. Under the annual payment plan, the Company was set to pay 20% of the outstanding redemption amount, in addition to the current year property taxes and any interest incurred on the unpaid balance to date annually, on or before April 10 starting in 2019. After making one payment, the Company defaulted on the payment plan and as of December 31, 2021 and December 31, 2020, the balance in property tax accrual was $6.8 million and $5.7 million, respectively. On March 3, 2022, the company paid $6.1 million to Stanislaus County.

Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendant EdenIQ, Inc. (“EdenIQ”).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity that would be primarily owned by Aemetis.  The lawsuit asserted that EdenIQ had fraudulently induced the Company into assisting EdenIQ to obtain EPA approval for a new technology that the Company would not have done but for the Company’s belief that the merger would occur.  The relief sought included EdenIQ’s specific performance of the merger, monetary damages, as well as punitive damages, attorneys’ fees, and costs.   In response to the lawsuit, EdenIQ filed a cross-complaint asserting causes of action relating to the Company’s alleged inability to consummate the merger, the Company’s interactions with EdenIQ’s business partners, and the Company’s use of EdenIQ’s name and trademark in association with publicity surrounding the merger.  Further, EdenIQ named Third Eye Capital Corporation (“TEC”) as a defendant in a second amended cross-complaint alleging that TEC had failed to disclose that its financial commitment to fund the merger included terms that were not disclosed. Finally, EdenIQ claimed that TEC and the Company concealed material information surrounding the financing of the merger.  By way of its cross-complaint, EdenIQ sought monetary damages, punitive damages, injunctive relief, attorneys’ fees and costs. In November 2018, the claims asserted by the Company were dismissed on summary judgment and the Company filed a motion to amend its claims, which remains pending. In December 2018, EdenIQ dismissed all of its claims prior to trial.  In February 2019, the Company and EdenIQ each filed motions seeking reimbursement of attorney fees and costs associated with the litigation. On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million. The Company recorded the $6.2 million as loss contingency on litigation during the year ended December 31, 2019. The Company has retained appellate counsel to appeal the award. If the appeal is successful, the award may be reduced or eliminated. If the appeal is not successful, the award for this judgement will be increased by approximately $1.8 million to $2.1 million. The parties may also enter into settlement discussions while the appeal is pending and settle the dispute.

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of December 31, 2021, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 2,800,000 of Series A Preferred Units on second tranche for a value of $14.0 million, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The Company is accreting these two tranches to the redemption value of $89.7 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of December 31, 2021 and December 31, 2020 based on the evaluation of the other conditions included in the agreement.

During the year ended December 31, 2021, ABGL issued626,000 of Series A Preferred Units for incremental proceeds of $3.1 million as part of the second tranche of the Preferred Unit Agreement and redeemed 20,000 of Series A Preferred Units for $0.3 million. Consistent with the previous issuances which were treated as a liability as the conversion option was deemed to be non-substantive, the current issuances are treated as a liability as the conversion option was still deemed to be non-substantive.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Company recorded Series A Preferred Unit liabilities, net of unit issuance costs and inclusive of accretive preference pursuant to this agreement, and accrued preference payments, classified as current portion of Series A Preferred Units, of $3.2 million and $2.0 million, and long-term liabilities of $45.0 million and $32.0 million as of December 31, 2021 and 2020, respectively.

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company’s ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets, before intercompany eliminations, of ABGL were $41.5 million primarily related to biodigesters at two dairies and a pipeline which serve as collateral for the Series A Preferred Unit totaling $48.1 million. The Series A Preferred Units are not collateralized by any other assets or guarantees from Aemetis or its subsidiaries.

7. Stockholders’ Equity

The Company is authorized to issue up to 80 million shares of common stock, $0.001 par value per share and 65 million shares of preferred stock, $0.001 par value per share.

Convertible Preferred Stock

The following is a summary of the authorized, issued and outstanding convertible preferred stock:

		Shares Issued and
	Authorized	Outstanding December 31,
	Shares	2021	2020
Series B preferred stock	7,235	1,278	1,323
Undesignated	57,765	—	—
	65,000	1,278	1,323

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

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Dividends Holders of all of the Company’s shares of Series B preferred stock are entitled to receive non-cumulative dividends payable in preference and before any declaration or payment of any dividend on common stock as may from time to time be declared by the board of directors out of funds legally available for that purpose at the rate of 5% of the original purchase price of such shares of preferred stock. No dividends may be made with respect to the Company’s common stock until all declared dividends on the preferred stock have been paid or set aside for payment to the preferred stockholders. To date, no dividends have been declared.

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

Conversion. Holders of Series B preferred stock have the right, at their option at any time, to convert any shares into common stock. Every 10 shares of preferred stock will convert into one share of common stock, at the current conversion rate. The conversion ratio is subject to adjustment from time to time in the event of certain dilutive issuances and events, such as stock splits, stock dividends, stock combinations, reclassifications, exchanges and the like. In addition, at such time as a Registration Statement covering the resale of the shares of common stock is declared effective, then all outstanding Series B preferred stock shall be automatically converted into common stock at the then effective conversion rate.

Mandatorily Redeemable Series B preferred stock. In connection with the election of dissenters’ rights by the Cordillera Fund, L.P., at December 31, 2008 the Company reclassified 583 thousand shares with an original purchase price of $1.8 million out of shareholders’ equity to a liability called “mandatorily redeemable Series B preferred stock” and accordingly reduced stockholders’ equity by the same amount to reflect the Company’s obligations with respect to this matter.  The obligation accrues interest at the rate of prime + 2% per year (5.25% at 12/31/2021).  At December 31, 2021 and 2020, the Company had accrued an outstanding obligation of $3.8 million and $3.3 million, respectively.  Full cash payment to the Cordillera Fund is past due. The Company expects to pay this obligation upon availability of funds after paying senior secured obligations.

8. Outstanding Warrants

During the years ended December 31, 2021, 2020 and 2019, the Company granted 227 thousand common stock warrants, respectively, for the extension of certain Notes for each period, respectively.  In addition, for the year ending December 31, 2021, the Company granted 65 thousand common stock warrants for milestones related to the Aemetis Carbon Capture, Inc carbon sequestration project.  The accredited investors received 2-year warrants exercisable at $0.01 per share as part of note agreements.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

Description	For the year ended December 31,
	2021	2020	2019
Dividend-yield	0%	0%	0%
Risk-free interest rate	0.21%	0.84%	2.13%
Expected volatility	136.16%	108.8%	103.0%
Expected life (years)	2	2	2
Exercise price per share	$0.01	$0.01	$0.01
Market value per share on grant date	$9.92	$0.81	$0.73
Fair value per share on grant date	$9.91	$0.80	$0.72

A summary of historical warrant activity for the years ended December 31, 2021, 2020 and 2019 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2018	95	$2.59	6.95
Granted	227	0.01
Exercised	(227)	0.01
Outstanding December 31, 2019	95	$2.59	5.95
Granted	227	0.01
Exercised	(227)	0.01
Outstanding December 31, 2020	95	$2.59	4.95
Granted	292	0.01
Exercised	(332)	0.32
Outstanding December 31, 2021	55	$2.59	3.95

All of the above outstanding warrants are vested and exercisable as of December 31, 2021. As of December 31, 2021 and 2020, the Company had no unrecognized compensation expense related to warrants, respectively.

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

During the year ended December 31, 2019, 1,116,000 stock option grants were issued and approved by the Board for employees, consultants, and directors under the 2019 Stock Plan with 10-year terms and vesting terms from immediately to 3 years.

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

On November 18, 2021, 165,800 incentive stock option grants were issued for employees and directors under the 2019 Stock Plan. In addition, 80,588 restricted stock award grants, with an average fair value of $18.53 per award, were issued to the Company’s board of directors (“Board”).

Inducement Equity Plan Options

In March 2016, the Board of Directors of the Company (the “Board”) approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory stock options to purchase common stock. As of December 31, 2021, no options were outstanding under the Inducement Equity Plan.

Common Stock Reserved for Issuance

The following is a summary of awards granted under the above Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2018	149	2,889	$1.80
Authorized	855	-	-
Granted	(1,116)	1,116	0.78
Forfeited/expired	259	(259)	3.53
Balance as of December 31, 2019	147	3,746	$1.38
Authorized	2,342	-	-
Granted	(2,320)	2,320	0.69
Exercised	-	(528)	0.96
Forfeited/expired	211	(211)	0.89
Balance as of December 31, 2020	380	5,327	$1.14
Authorized	816	-	-
Options Granted	(1,141)	1,141	5.60
RSAs Granted	(154)		-
Exercised	-	(2,498)	1.39
Forfeited/expired	241	(207)	1.84
Balance as of December 31, 2021	289	7,509	$2.29

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The following is a summary of vested and unvested awards outstanding as of December 31, 2021, 2020, and 2019:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value[1]
2021
Vested and Exercisable	2,346	$1.32	7.68	$25,771
Unvested	1,417	3.89	8.64	12,961
Total	3,763	$2.29	8.04	$38,732

2020
Vested and Exercisable	3,718	$1.30	7.42	$4,592
Unvested	1,609	0.77	8.82	2,771
Total	5,327	$-	7.84	$7,363

2019
Vested and Exercisable	2,659	$1.56	7.45	$145
Unvested	1,087	0.93	8.78	77
Total	3,746	$1.38	7.84	$222

(11) Intrinsic value based on the $12.30, $2.49, and $0.83 closing price of Aemetis stock on December 31, 2021, 2020, and 2019 respectively, as reported on the NASDAQ Exchange.

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

For the years ended December 31, 2021, 2020, and 2019 the Company recorded option expense in the amount of $3.9 million, $1.0 million and $0.8 million, respectively.

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

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The weighted average fair value calculations for options granted during the year ended 2021, 2020, and 2019 are based on the following assumptions:

Description	For the year ended December 31,
	2021	2020	2019
Dividend-yield	0%	0%	0%
Risk-free interest rate	0.83%	0.94%	2.38%
Expected volatility	100.47%	87.37%	88.54%
Expected life (years)	6.59	6.55	6.55
Market value per share on grant date	$5.60	$0.69	$0.78
Fair value per share on grant date	$4.68	$0.51	$0.59

As of December 31, 2021, the Company had $4.4 million of total unrecognized compensation expense for employees which the Company will amortize over the weighted remaining term of 2.5 years.

11. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. The term of the Corn Procurement and Working Capital Agreement expires on December 31, 2022 and the term can be automatically renewed for additional one-year terms. WDG continues to be sold to A.L.Gilbert and DCO is sold to other customers under the J.D.Heiskell Purchase Agreement. The Company’s relationships with J.D. Heiskell, and A.L. Gilbert are well established, and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. These agreements are ordinary purchase and sale agency agreements for the Keyes Plant. On May 13, 2020, J.D. Heiskell and the Company entered into Amendment No.1 to the J.D. Heiskell Purchasing Agreement to remove J.D. Heiskell’s obligations to purchase ethanol from the Company under the J.D. Heiskell Purchasing Agreement.

As of December 31, 2021 and 2020, Aemetis made prepayments to J.D. Heiskell of $4 million and none.

The J.D. Heiskell purchases and sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital

Agreements during the years ended December 31, 2021 and 2020 were as follows:

	As of and for the twelve months ended December 31,
	2021	2020	2019
Ethanol sales	$-	$26,049	$114,593
Wet distiller's grains sales	41,476	32,049	34,510
Corn oil sales	6,184	3,623	3,536
Corn purchases	159,309	107,033	119,786
Accounts receivable	308	94	554
Accounts payable	862	169	2,027

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

Sales to Kinergy were $110.7 million, $62.1 million, and none and accounts receivable associated with Kinergy was none, $200 thousand and none during the years ended December 31, 2021, 2020, and 2019.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Sales to Murex were $51.7 million, $46 thousand, and none and accounts receivable associated with Murex was $1.0 million, none, and none during the years ended December 31, 2021, 2020, and 2019.

For the years ended December 31, 2021, 2020 and 2019, the Company expensed marketing costs of $2.9, $2.3, and $2.6 million for each period under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement and are presented in Selling, General, and Administration expense.

For the years ended December 31, 2021, 2020 and 2019, the Company expensed shipping and handling costs related to sales of ethanol and high-grade alcohol sales of $3.3 million, $4.8 million, and $3.2 million and expensed transportation costs related to sales of WDG of $3.1 million, $2.9 million and $3.2 million

As of December 31, 2021, the Company has no forward sales commitments.

12. Segment Information

Aemetis recognizes three reportable segments “California Ethanol”, “Dairy Renewable Natural Gas”, and “India Biodiesel.”

The “California Ethanol” reportable segment includes the Company’s 65 million gallon per year ethanol plant in Keyes, California, and the adjacent land leased for the production of CO₂.

The “Dairy Renewable Natural Gas” reportable segment includes, the dairy digesters, pipeline and gas condition unit for the production of biogas from dairies near Keyes, California.

The “India Biodiesel” reportable segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing Kakinada Plant, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

The Company has additional operating segments that were determined not to be reportable segments, including the Carbon Zero 1 facility in Riverbank, the Goodland Plant, Kansas and the research and development facility in Minnesota.  Refer to the “All Other” category.

Summarized financial information by reportable segment for the years ended December 31, 2021, 2020, and 2019 follow:

	For the year ended December 31, 2021
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$211,251	$-	$696	$2	$211,949
Intersegment revenues	-	1,445	-	-	1,445
Gross profit (loss)	9,565	(488)	(23)	(1,115)	7,939

Interest expense	18,092	13	-	2,031	20,136
Accretion and other expenses of Series A preferred units	-	7,718	-	-	7,718
Gain on debt extinguishment	(713)	-	-	(421)	(1,134)
Capital expenditures	2,763	17,702	142	6,045	26,652
Depreciation	4,132	577	686	53	5,448
Total Assets	75,909	40,027	10,779	34,115	160,831

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

	For the year ended December 31, 2020
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$149,302	$-	$15,795	$460	$165,557
Intersegment Revenues	-	40	-	88	128
Gross profit (loss)	9,734	(303)	1,602	(8)	11,025

Interest expense (income)	18,572	6	38	4,327	22,943
Accretion and other expenses of Series A preferred units	-	4,673	-	-	4,673
Capital expenditures	1,281	15,687	1,371	1,001	19,340
Depreciation	4,044	174	661	15	4,894
Total Assets	61,418	23,847	12,827	27,047	125,139

	For the year ended December 31, 2019
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$154,148	$-	$47,850	$-	$201,998
Gross profit	3,951	-	8,747	-	12,698
Interest expense (income)	16,667	-	351	4,071	21,089
Accretion and other expenses of Series A preferred units	-	2,257	-	-	2,257
Loss contingency on litigation	-	-	-	6,200	6,200
Capital expenditures	2,255	4,214	1,059	1,050	8,578
Depreciation	3,810	1	612	11	4,434
Total Assets	56,561	4,776	16,906	21,652	99,895

A reconciliation of reportable segment revenues to consolidated totals for the years 2021, 2020, and 2019 follow:

Revenues
	2021	2020	2019
Total revenues for reportable segments	$213,392	$165,137	$201,998
Other revenues	2	548	-
Elimination of intersegment revenues	(1,445)	(128)	-
Total consolidated revenues	$211,949	$165,557	$201,998

California Ethanol: During the year ended December 31, 2021, 2020, and 2019, the Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all WDG and corn oil the Company produces to J.D. Heiskell. Sales of ethanol to two customers accounted for 52% and 24% of the California Ethanol segment’s revenue for the year ended December 31, 2021.  Sales of WDG, and corn oil to one customer accounted for 23% of the Company’s California Ethanol segment revenues for the year ended December 31, 2021.  Sales of ethanol, WDG, corn oil, and high-grade alcohol to two customers accounted for 42% and 41% of the Company’s California Ethanol segment revenues for the year ended December 31, 2020.  Sales of ethanol, WDG, and corn oil to one customer accounted for 99.1% of the Company’s California Ethanol segment revenues for the year ended December 31, 2019.

Dairy Renewable Natural Gas: Substantially all of our Dairy Renewable Natural Gas segment revenues during the years ended December 31, 2021 and 2020 were from sales of biogas to the Keyes Plant for use in boilers, which allowed qualification of carbon credits for the ethanol produced in the Keyes Plant.

India Biodiesel: During the year ended 2021, one biodiesel customers accounted for 66% of the Company’s India Biodiesel segment revenues while one of the refined glycerin customers accounted for 16% of the Company’s India Biodiesel segment revenues.  During the year ended December 30, 2020, two biodiesel customers accounted for 42% and 26% of the Company’s consolidated India segment revenues while none of the refined glycerin customers accounted for more than 10%. During the year ended December 31, 2019, three biodiesel customers accounting for 33%, 15% and 13% of the Company’s consolidated India Biodiesel segment revenues and none of the refined glycerin customers accounting for more than 10%.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

13. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements. The balance accrued related to these employment agreements was $1.1 million as of December 31, 2020. For the years ended December 31, 2021, 2020, and 2019, the Company expensed $15 thousand, $23 thousand, and $36 thousand, to reimburse actual expenses incurred by McAfee Capital and related entities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of December 31, 2021, $0.1 million remained as a prepaid expense.  As of December 31, 2021, one executive owes the Company $106 thousand related to stock option exercises. This was repaid in January 2022.

On May 7, 2020, the Audit Committee of the Company approved a guarantee fee of 0.1% quarterly on the outstanding balance of Third Eye Capital Notes or $0.6 million. On November 4, 2021, the Audit Committee of the Company approved a guarantee fee of $0.4 million. The balance of $0.3 million and $0.8 million, for guaranty fees, remained as an accrued liability as of December 31, 2021 and 2020, respectively. On January 12, 2022, the Audit Committee of the Company approved a one-time guarantee fee of $2.0 million to McAfee Capital in connection with McAfee Capitals extension of certain guarantees of the Company’s indebtedness with Third Eye Capital.

The Company owes various members of the Board amounts totaling $0.2 million and $1.2 million as of December 31, 2021 and December 31, 2020, for each period, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the years ended December 31, 2021, 2020, and 2019 the Company expensed $0.4 million, $0.4 million, and $0.3 million respectively, in connection with board compensation fees. During the year ended December 31, 2021 the company issued $0.9 million of restricted stock awards to pay off outstanding accounts payable owed to members of the Board.

14. Income Tax

The Company files a consolidated federal income tax return including all its domestic subsidiaries. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Components of tax expense consist of the following:

	2021	2020	2019
Current:
Federal	$-	$-	$-
State and Local	11	8	8
Foreign	-	-	-
	11	8	8

Deferred:
Federal	-	-	-
State and Local	-	-	-
Foreign	(139)	(984)	1,123
Income tax expense/(benefit)	$(128)	$(976)	$1,131

The Company recorded $0 and $0.1 million deferred tax liability as of December 31, 2021 and 2020 which is recorded in other long term liabilities in the Consolidated Balance Sheets. The deferred tax liability resulted as India subsidiary had income for the year ended December 31, 2020. U.S. loss and foreign income (loss) before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019

United States	$(45,723)	$(37,496)	$(43,419)
Foreign	(1,552)	(139)	5,073
Pretax loss	$(47,275)	$(37,635)	$(38,346)

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (21%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2021	2020	2019
Income tax benefit at the federal statutory rate	$(9,928)	$(7,903)	$(8,052)
State tax benefit	(2,875)	(4,066)	(48)
Foreign tax differential	(96)	(185)	900
Stock-based compensation	252	166	133
Interest Expense	1,842	1,315	478
GILTI Inclusion	-	-	849
Prior year true-ups	140	(770)	1,493
Other	497	258	166
Credits	(2,074)	(1,388)	-
Valuation Allowance	12,114	11,597	5,212
Income Tax Benefit	(128)	(976)	1,131
Effective Tax Rate	0.27%	2.59%	-2.95%

The components of the net deferred tax asset or (liability) are as follows:

	Year Ended December 31,
	2021	2020
Deferred Tax Assets
Organizational Costs, Start-up and Intangible Assets	$5,068	$6,325
Stock Based Compensation	1,174	397
NOLs, Unabsorbed Depreciation and R&D Credits C/F's	61,624	56,530
Interest expense carryover	17,436	13,389
Ethanol Credits	1,500	1,500
Carbon Oxide Sequestration Credit	3,460	1,387
Accrued Expenses	3,312	2,813
Operating Lease Liability	1,082	1,232
Other, net	737	486
Total Deferred Tax Assets	95,392	84,059
Valuation Allowance	(83,260)	(71,145)
Net Deferred Tax Assets	12,133	12,914

Deferred Tax Liabilities
Right of Use Asset	(1,238)	(1,362)
Property, Plant & Equipment	(10,882)	(11,600)
Other, net	(13)	(91)
Total Deferred Tax Liabilities	(12,133)	(13,053)
Net Deferred Tax Liabilities	$-	$(139)

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

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

We do not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss. At December 31, 2021, 2020, and 2019 these undistributed earnings losses totaled $8.9 million, $8.0 million, and $7.0 million, respectively. If any earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2021, the Company’s uncertain tax positions were not significant for income tax purposes.

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2021:

United States — Federal	2007 – present
United States — State	2008 – present
India	2013 – present
Mauritius	2006 – present

As of December 31, 2021, the Company had U.S. federal NOL carryforwards of approximately $201.0 million and state NOL carryforwards of approximately $252.0 million.  The Company also has approximately $1.5 million of alcohol and cellulosic biofuel credit carryforwards. The Company also has approximately $3.5 million of Carbon Oxide Sequestration Credit carryforwards The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2037. The state net operating loss carryforwards expire on various dates between 2027 through 2041. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by US or India statute regarding net operating loss carryovers and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. The Company’s India subsidiary has unabsorbed depreciation loss carryforwards as of December 31, 2021 of approximately $5.1 million in U.S. dollars, which do not expire.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

15. Parent Company Financial Statements (Unaudited)

We conduct substantially all of our operations through subsidiaries and are dependent on cash distributions, dividends and other intercompany transfers of funds from our operations. Our subsidiaries have not made significant distributions to us and may not have funds available for dividends or distributions in the future. The ability of our subsidiaries to transfer funds to us will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary level debt service on their respective credit agreements. The following is a summary of the Parent Company Financial statements.

Aemetis, Inc. (Parent Company)

Balance Sheets

As of December 31, 2021 and 2020

Assets	2021	2020
Current assets
Cash and cash equivalents	$-	$318
Receivables due from subsidiaries	93,571	-
Prepaid expenses	290	252
Other current assets	116	-
Total current assets	93,977	570

Investment in AE Advanced Products Keyes , Inc.	-	12
Investment in Aemetis Property Keyes, Inc.	496	-
Investment in Aemetis International, Inc.	2,546	4,196
Investment in Aemetis Advanced Products Riverbank, Inc.	23	-
Investment in Aemetis Carbon Capture, Inc.	54	-
Total investments in Subsidiaries, net of advances	3,119	4,208

Property, plant and equipment, net	36	9
Other assets	2,475	2,700
Total Assets	$99,607	$7,487

Liabilities & stockholders' deficit
Current liabilities
Accounts payable	$3,024	$4,881
Payables due to subsidiaries	-	4,390
Mandatorily redeemable Series B convertible preferred	3,806	3,252
Other current liabilities	9,521	11,930
Total current liabilities	16,351	24,453

Long term liabilities:
Other long term debt	-	150
Operating lease liability	2,318	-
Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	150,424	131,432
Investment in Aemetis Americas, Inc	205	205
Investment in Aemetis Biofuels, Inc.	2,738	2,738
Investment in Aemetis Technologies, Inc.	4,536	4,446
Investment in Aemetis Property Keyes, Inc.	-	247
Investment in AE Advanced Products Keyes , Inc.	383	-
Investment in Aemetis Health Products, Inc.	2,137	441
Investment in Goodland Advanced Fuels, Inc.	13,587	12,201
Investment in Aemetis Biogas LLC	27,166	15,918
Total subsidiary obligation in excess of investment	201,176	167,628

Total long term liabilities	203,494	167,778

Stockholders' deficit
Series B Preferred convertible stock	1	1
Common stock	33	23
Additional paid-in capital	205,305	93,426
Accumulated deficit	(321,227)	(274,080)
Accumulated other comprehensive loss	(4,350)	(4,114)
Total stockholders' deficit	(120,238)	(184,744)
Total liabilities & stockholders' deficit	$99,607	$7,487

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)

Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019

Equity in subsidiary losses	$(34,400)	$(28,820)	$(21,745)
Selling, general and administrative expenses	11,806	6,707	6,673

Operating loss	(46,206)	(35,527)	(28,418)

Other (income) expense
Interest expense	1,031	677	1,392
Other (income) expense	(97)	448	5,899

Loss before income taxes	(47,140)	(36,652)	(35,709)

Income tax expense	7	7	7

Net loss	(47,147)	(36,659)	(35,716)

Other comprehensive loss
Foreign currency translation adjustment	(27)	(289)	(249)
Comprehensive loss	$(47,174)	$(36,948)	$(35,965)

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)

Statements of Cash Flows

For the years ended December 31, 2021, 2020, and 2019

	2021	2020	2019
Operating activities:
Net loss	(47,147)	(36,659)	(35,716)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	3,928	995	774
SARs Amortization	-	-	800
Depreciation	8	4	8
Subsidiary portion of net losses	34,400	28,820	21,745
Change in fair value of SARs liability	-	-	(82)
Gain on debt extinguishment	(421)	-	-
Changes in assets and liabilities:
Prepaid expenses	(38)	38	74
Accounts payable	(1,043)	(216)	71
Accrued interest expense	998	525	1,184
Other liabilities	(902)	(578)	5,891
Other assets	109	236	(232)
Net cash used in operating activities	(10,108)	(6,835)	(5,483)

Investing activities:
Subsidiary advances, net	(95,105)	1,332	6,781
Net cash provided by (used in) investing activities	(95,105)	1,332	6,781

Financing activities:
Proceeds from borrowings under secured debt facilities	-	421	-
Repayments of borrowings under secured debt facilities	-	-	(1,298)
Proceeds from the exercise of stock options	1,304	287	-
Proceeds from issuance of common stock in equity offering	103,591	5,113	-
Net cash provided by (used in) financing activities	104,895	5,821	(1,298)

Net increase in cash and cash equivalents	(318)	318	-
Cash and cash equivalents at beginning of period	318	-	-
Cash and cash equivalents at end of period	$-	$318	$-

Supplemental disclosures of cash flow information, cash paid:
Interest payments	$-	$-	$-
Income taxes paid	7	7	8

Supplemental disclosures of cash flow information, non-cash transactions:

Fair value of warrants issued to subordinated debt holders	1,546	181	162
Fair value of warrants issued for capital expenditures	1,344	-	-
Exercise of Stock Appreciation Rights added to GAFI debt	-	-	1,050
Reclassification of GAFI Non-controlling interest	-	-	8,501
Operating lease liabilities arising from obtaining right of use assets	-	2,632	640

Issuance of equity to pay off accounts payable	893	-	-

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

16. Subsequent Events

Subordinated Notes

On January 1, 2022, the maturity on two accredited investor's Subordinated Notes was extended until the earlier of (i) June 30, 2022; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A $90 thousand and $250 thousand cash extension fee was paid by adding the fee to the balance of the new Subordinated Note and 113 thousand Aemetis, Inc. common stock warrants were granted with a term oftwo years and an exercise price of $0.01 per share.

Amended and Restated Credit Agreement

On March 2, 2022, Goodland Advanced Fuels, Inc. and Aemetis Carbon Capture, Inc. entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital Corporation, as administrative agent and collateral agent, and the lender party there to (the "New Credit Facility"). The New Credit Facility provides for two credit facilities with aggregate availability of up to $100 million, consisting of a revolving credit facility with GAFI for up to $50 million (the “Fuels Revolving Line”) and a revolving credit facility with ACCI for up to $50 million (the “Carbon Revolving Line”), in each case upon satisfaction of certain conditions provided in the Credit Agreement (collectively, the “Revolving Loans”). The Revolving Loans made under the Fuels Revolving Line have a maturity date of March 1, 2025 and will accrue a rate of interest per annum equal to the greater of (i) the prime rate plus 6.00% and (ii) ten percent (10.0%), and the Revolving Loans made under the Carbon Revolving Line will have a maturity date of March 1, 2026 and accrue a rate of interest per annum equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%). The Revolving Loans made under the Fuels Revolving Line will be available for working capital purposes and the Revolving Loans made under the Carbon Revolving Line will be available for projects that reduce, capture, use or sequester carbon with the objective of reducing carbon dioxide emissions. In connection with the New Credit Facility, the Company agreed to issue to the lender under the New Credit Facility: (i) warrants entitling the lender to purchase 50,000 shares of common stock, $0.001 par value per share, of the Company at an exercise price equal to $10.20 per share, exercisable for a five-year period from the Closing Date; and (ii) warrants entitling holders thereof to purchase 250,000 shares of Aemetis, Inc. $0.001 par value common stock, at an exercise price equal to $20.00 per share, exercisable for a ten-year period from March 02, 2022.  Upon closing of the Credit Agreement, the Company drew on the revolving lines to repay $16.0 million on the higher interest rate Revolving Credit Facility and to pay $6.1 million to Stanislaus County for property taxes.

Third Eye Reserve Liquidity Facility

On March 8, 2022, Third Eye agreed to extend a one-year reserve liquidity facility governed by a promissory note of $40.0 million to April 1, 2023. Borrowings under the facility are available until maturity on April 1, 2023. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2023. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2023. The promissory note is secured by liens and security interests upon the property and assets of the Company.  In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance.

Third Eye Capital Limited Waiver and Amendment No. 22

On March 8, 2022, Third Eye Capital agreed to the Limited Waiver and Amendment No. 22 to the Note Purchase Agreement (“Amendment No. 22”) to: (i) provide a waiver for the Blocked Account Agreement Violation in which the Borrowers failed to deliver Blocked Account Control Agreements by December 31, 2021, (ii) provide for a waiver for the Subordinated Debt Violation, in which the Company made a repayment to a Subordinated Debt lender, and (iii) provide for a waiver of the consolidated unfunded capital expenditures covenant for the quarters through December 31, 2021.  As consideration for such waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million in cash.

AEMETIS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

17.  Liquidity

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. As a result of negative capital and negative operating results, and collateralization of substantially all of the company assets, the Company has been reliant on its senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. In order to provide the necessary liquidity, the senior lender provided an extension of the $40 million reserve liquidity facility through of April 1, 2023 (see Note 16) that will allow the company to meet its obligations as they come due beyond twelve months after these financial statements are issued. The Company plans to pursue the following strategies to improve the course of the business.

For the Keyes plant, we plan to operate the plant and continue to improve financial performance by adopting new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements, execute upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon demands and overall margin improvement.

For the ABGL biogas project, we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the higher carbon credits available in California. Funding for continued construction is based upon, obtaining government guaranteed loans and executing on existing and new state grant programs.

For the Riverbank project, we plan to raise the funds necessary to construct and operate the Carbon Zero 1 plant using loan guarantees and public financings based upon the licensed technology that generate federal and state carbon credits available for ultra-low carbon fuels utilizing lower cost, non-food advanced feedstocks to significantly increase margins.

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

Aemetis, Inc.

Date: March 10, 2022	By:	/s/ Eric A. McAfee
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric A. McAfee	Chairman of the Board/Chief Executive Officer	March 10, 2022
Eric A. McAfee	(Principal Executive Officer and Director)

/s/ Todd Waltz	Chief Financial Officer	March 10, 2022
Todd Waltz	(Principal Financial and Accounting Officer)

/s/ Francis Barton	Director	March 10, 2022
Fran Barton

/s/ Lydia I. Beebe	Director	March 10, 2022
Lydia I. Beebe

/s/ John R. Block	Director	March 10, 2022
John R. Block

/s/ Naomi L Boness	Director	March 10, 2022
Naomi L. Boness

/s/ Timothy Simon	Director	March 10, 2022
Timothy Simon

