Form 10-Q
period 2022-03-31
AEMETIS, INC
filed 2022-05-16
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock on April 30, 2022 was 34,579,859 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2022

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop new and to maintain and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on terms reasonably acceptable to us or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “could,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous markets and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference, as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except for par value)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents ($0 and $19 respectively from VIE)	$5,471	$7,751
Accounts receivable, net of allowance for doubtful accounts of $1,404 as of March 31, 2022 and December 31, 2022, respectively	662	1,574
Inventories, net of allowance for excess and obsolete inventory of $1,040 as of March 31, 2022 and and December 31, 2021, respectively	4,860	5,126
Prepaid expenses ($250 and $335 respectively from VIE)	4,864	5,598
Other current assets	296	644
Total current assets	16,153	20,693
Property, plant and equipment, net ($47,453 and $39,625 respectively from VIE)	145,223	135,101
Operating lease right-of-use assets ($0 and $10 respectively from VIE)	2,359	2,462
Other assets ($130 and $38 respectively from VIE)	2,751	2,575
Total assets	$166,486	$160,831

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($7,010 and $4,950 respectively from VIE)	$18,779	$16,415
Current portion of long term debt	8,327	8,192
Short term borrowings ($9 and $9 respectively from VIE)	14,837	14,586
Mandatorily redeemable Series B convertible preferred stock	3,856	3,806
Accrued property taxes ($125 and $121 respectively from VIE)	1,045	6,830
Accrued contingent litigation fees	6,200	6,200
Current portion of operating lease liability ($8 and $11 respectively from VIE)	245	260
Current portion of Series A preferred units ($3,698 and $3,169 respectively from VIE)	3,698	3,169
Other current liabilities ($590 and $306 respectively from VIE)	5,743	5,872
Total current liabilities	62,730	65,330
Long term liabilities:
Senior secured notes and revolving notes	135,707	121,451
EB-5 notes	32,500	32,500
Other long term debt ($38 and $40 respectively from VIE)	11,852	12,038
Series A preferred units ($47,701 and $44,978 respectively from VIE)	47,701	44,978
Operating lease liability	2,256	2,318
Other long term liabilities	2,331	2,454
Total long term liabilities	232,347	215,739

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,270 and 1,275 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,810 and $3,825 respectively)	1	1
Common stock, $0.001 par value; 80,000 authorized; 34,179 and 33,461 shares issued and outstanding each period, respectively	34	33
Additional paid-in capital	215,439	205,305
Accumulated deficit	(339,521)	(321,227)
Accumulated other comprehensive loss	(4,544)	(4,350)
Total stockholders' deficit	(128,591)	(120,238)
Total liabilities and stockholders' deficit	$166,486	$160,831

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Unaudited, in thousands except for earnings per share)

	For the three months ended March 31,
	2022	2021
Revenues	$52,049	$42,807
Cost of goods sold	55,134	46,415
Gross loss	(3,085)	(3,608)

Research and development expenses	36	23
Selling, general and administrative expenses	7,306	5,382
Operating loss	(10,427)	(9,013)

Other expense (income):
Interest expense
Interest rate expense	4,435	5,965
Debt related fees and amortization expense	1,826	1,215
Accretion and other expenses of Series A preferred units	1,640	1,943
Other income	(41)	(31)
Loss before income taxes	(18,287)	(18,105)
Income tax expense	7	7
Net loss	$(18,294)	$(18,112)

Other comprehensive (loss)
Foreign currency translation loss	(194)	(25)
Comprehensive loss	$(18,488)	$(18,137)

Net loss per common share
Basic	$(0.54)	$(0.69)
Diluted	$(0.54)	$(0.69)

Weighted average shares outstanding
Basic	33,714	26,289
Diluted	33,714	26,289

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited, in thousands)

	For the three months ended March 31,
	2022	2021
Operating activities:
Net loss	(18,294)	$(18,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,040	835
Depreciation	1,336	1,386
Debt related fees and amortization expense	1,826	1,215
Intangibles and other amortization expense	12	12
Accretion and other expenses of Series A preferred units	1,640	1,943
Provision for bad debts	-	144
Changes in operating assets and liabilities:
Accounts receivable	911	(78)
Inventories	256	(242)
Prepaid expenses	2,457	(1,391)
Other assets	251	1,363
Accounts payable	833	(1,795)
Accrued interest expense and fees	4,691	571
Other liabilities	(6,111)	76
Net cash used in operating activities	(8,152)	(14,073)

Investing activities:
Capital expenditures	(9,459)	(6,560)
Grant proceeds and other reimbursements received for capital expenditures	1,467	1,191
Net cash used in investing activities	(7,992)	(5,369)

Financing activities:
Proceeds from borrowings	18,482	-
Repayments of borrowings	(4,000)	(31,631)
Lender debt renewal and waiver fee payments	(669)	-
Grant proceeds received for capital expenditures	-	115
Payments on finance leases	(132)	(124)
Proceeds from issuance of common stock in equity offering	-	62,438
Proceeds from the exercise of stock options	197	1,003
Proceeds from Series A preferred units financing	-	3,130
Series A preferred financing redemption	-	(300)
Net cash provided by financing activities	13,878	34,631

Effect of exchange rate changes on cash and cash equivalents	(14)	6
Net change in cash and cash equivalents for period	(2,280)	15,195
Cash and cash equivalents at beginning of period	7,751	592
Cash and cash equivalents at end of period	5,471	$15,787

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$4,026	$5,296
Income taxes paid	7	7
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Debt fees added to revolving lines	500	-
Fair value of warrants issued to subordinated debt holders	1,393	281
Fair value of warrants issued for guarantee fees	2,012	-
Fair value of warrants issued to lender for debt issuance costs	3,158	-
Fair value of stock issued to lender	1,335	-
Lender debt extension, waiver, and other fees added to debt	583	1,215
Capital expenditures in accounts payable	9,228	4,556
Payment of debt added to revolving lines	16,266	-

The accompanying notes are an integral part of the financial statements.

 AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the three months ended March 31, 2022

					Additional		Accumulated Other	Total
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit
Balance at December 31, 2021	1,275	$1	33,461	$33	$205,305	$(321,227)	$(4,350)	$(120,238)
Issuance of common stock	-	-	341	1	3,348	-	-	3,349
Series B conversion to common stock	(5)	-	1	-	-	-	-	-
Stock options exercised	-	-	263	-	196	-	-	196
Stock-based compensation	-	-	-	-	2,040	-	-	2,040
Issuance and exercise of warrants	-	-	113	-	4,550	-	-	4,550
Foreign currency translation loss	-	-	-	-	-	-	(194)	(194)
Net loss	-	-	-	-	-	(18,294)	-	(18,294)
Balance at March 31, 2022	1,270	$1	34,179	$34	$215,439	$(339,521)	$(4,544)	$(128,591)

For the three months ended March 31, 2021

							Accumulated
					Additional		Other	Total
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit
Balance at December 31, 2020	$1,323	$1	$22,830	$23	$93,426	$(274,080)	$(4,114)	$(184,744)
Issuance of common stock	-	-	5,682	6	62,389	-	-	62,395
Stock options exercised	-	-	1,226	1	1,002	-	-	1,003
Stock-based compensation	-	-	-	-	835	-	-	835
Issuance and exercise of warrants	-	-	113	-	281	-	-	281
Foreign currency translation loss	-	-	-	-	-	-	(25)	(25)
Net loss	-	-	-	-	-	(18,112)	-	(18,112)
Balance at March 31, 2021	1,323	$1	29,851	$30	$157,933	$(292,192)	$(4,139)	$(138,367)

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

We own and operate a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. In the fourth quarter of 2021, an ethanol zeolite membrane dehydration system was installed at the Keyes Plant and is in the process of being commissioned, a key first step in the electrification of the Keyes Plant.

During 2018, Aemetis Biogas, LLC (“ABGL”) was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. The digesters are connected via an underground private pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce dairy renewable natural gas (“RNG”). Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to negative carbon intensity RNG that will either be injected into the statewide PG&E gas utility pipeline, supplied as compressed RNG that will service local trucking fleets, or used as renewable process energy at the Keyes Plant. Our Dairy Renewable Natural Gas segment, comprised of ABGL, has completed Phase 1 of our California biogas digester network and pipeline system that converts waste dairy methane gas into RNG, including two operational dairies and seven miles of pipeline.  ABGL is now executing Phase 2 construction with the completion of sixteen miles of pipeline and the commissioning of the biogas-to-RNG upgrade unit at the Keyes Plant as well as beginning construction of additional dairy digesters.

Our “Carbon Zero” biofuels production plants are designed to produce biofuels, including sustainable aviation fuel (“SAF”) and diesel fuel utilizing renewable hydrogen and non-edible renewable oils sourced from our existing biofuels plants and other sources.  The first plant, in Riverbank, California, “Carbon Zero 1”, is expected to utilize hydroelectric and other renewable power available onsite to produce SAF, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels.

On April 1, 2021, we established Aemetis Carbon Capture, Inc. to build Carbon Capture and Sequestration (CCS) projects to generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground.

We also own and operate a production facility on the East Coast of India (the “Kakinada Plant”) with a nameplate capacity of 150 thousand metric tons per year, or about 50 million gallons per year, producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. The Kakinada Plant is capable of processing a variety of vegetable oils and animal fat waste feedstocks into biodiesel that meet international product standards. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive and other industries.

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

The accompanying consolidated condensed balance sheet as of March 31, 2022, the consolidated condensed statements of operations and comprehensive (loss) for the three months ended March 31, 2022 and 2021, the consolidated condensed statements of cash flows for the three months ended March 31, 2022 and 2021, and the consolidated condensed statements of stockholders’ deficit for the three months ended March 31, 2022 and 2021 are unaudited. The consolidated condensed balance sheet as of December 31, 2021 was derived from the 2021 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three months ended March 31, 2022 and 2021 have been prepared on the same basis as the audited consolidated statements as of and for the year ended December 31, 2021 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

The below table shows our sales in California Ethanol by product category:

	For the three months ended March 31,
	2022	2021
Ethanol sales	$37,896	$29,920
Wet distiller's grains sales	11,517	11,035
Other sales	2,627	1,373
	$52,041	$42,328

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

For our California Ethanol segment, we buy corn as feedstock for the production of ethanol, from our working capital partner J.D. Heiskell. Prior to May 13, 2020, we sold all our ethanol, WDG, and corn oil to J.D. Heiskell and we bought all our corn to process into ethanol from J.D. Heiskell. After May 13, 2020, we sold most of our fuel ethanol to one customer, Kinergy, and sold all WDG and corn oil to J.D. Heiskell. During the second quarter of 2021, we signed a biofuels offtake agreement with Murex, LLC, and beginning on October 1, 2021 we sold all our fuel ethanol to Murex LLC. We only have customer relationships with Kinergy Marketing and Murex LLC, hence the principal and agent criteria are not applied. However, we are still buying corn and selling WDG and corn oil to J.D.Heiskell. We analyzed the principal vs agent relationship criteria below.

We consider the purchase of corn as a cost of goods sold and the sale of WDG and, corn oil, upon trucks leaving the Keyes Plant, as revenue on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have legal title to the goods during the processing time. The pricing for both WDG and corn oil is set independently. Revenues from WDG and corn oil are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. We have elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general and administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount. Hence, we are the principal in California Ethanol segment where our customer and vendor may be the same.

Dairy Renewable Natural Gas: All of our Dairy Renewable Natural Gas segment revenues during the three months ended March 31, 2022 and 2021 were from sales of biogas to the Keyes Plant for use in boilers. This resulted in lowering the carbon intensity of the Keyes Plant and increased revenues on ethanol sold through the California Ethanol segment. These revenues have been eliminated once consolidated. Refer to Footnote 9 Segment Information for the unconsolidated revenue of our Dairy Renewable Natural Gas segment.

India Biodiesel: We sell products pursuant to purchase orders (written or verbal) or by contract with governmental or international parties, in which performance is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined daily based on reference market prices for biodiesel, refined glycerin, and palm fatty acid distillate net of taxes. Transaction price is allocated to one performance obligation.

The below table shows our sales in India Biodiesel by product category:

	For the three months ended
	March 31,
	2022	2021
Biodiesel sales	$-	$358
Refined glycerin sales	-	116
Other sales	8	5
	$8	$479

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We reserved $1.4 million in the allowances for doubtful accounts as of March 31, 2022 and December 31, 2021, respectively.

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

Variable Interest Entities. We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests in is considered a variable interest entity (“VIE”). We consolidate VIEs when we are the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we assess whether any changes in our interest or relationship with the entity affects our determination of whether the entity is still a VIE and, if so, whether we are the primary beneficiary. If we are not the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable U.S. GAAP.

Property, Plant and Equipment. Property, plant, and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of plant and buildings, furniture, machinery, equipment, land, and biogas dairy digesters. Capital expenses for in-process project are accumulated in construction in progress and will be capitalized and depreciated once the capital projects are finished and are in service. The Company’s plant Goodland, Kansas (the ”Goodland Plant”) is partially completed and is not ready for operation. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment—Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. The Company has not recorded any impairment during the three months ended March 31, 2022 and 2021.

California Energy Commission Low-Carbon Fuel Production Program. The Company has been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $2.9 million from the LCFPP as of March 31, 2022, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

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

In October 2020, the Company was awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $0.8 million from the CDFA 2020 grant program as of March 31, 2022, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank project. The Company receives funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant for reimbursement of capital expenditures of $1.7 million is presented with long-term liabilities as of March 31, 2022, and December 31, 2021. Due to the uncertainty associated with meeting the minimum matching contribution, the reimbursement will be recognized when the Company makes the minimum matching contribution.

U.S. Department of Food and Agriculture Forest Service Grant. Aemetis Advanced Products Keyes (“AAPK”) has been awarded $245 thousand in matching grants from the U.S. Department of Food and Agriculture Forest Service (“US Forest Service”) under the Wood Innovation and Community Wood program. The grant reimburses the Company for continued development of technologies and processes to valorize forest waste for the production of cellulosic ethanol.  AAPK has received $73 thousand from the US Forest Service as reimbursement for actual allowable program costs incurred through March 31, 2022.

California Energy Commission Grant for Solar Microgrid, DSC and Battery Backup System.  Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded an $8.0 million grant to design, construct and commission a grid-connected 1.56 MW photovoltaic microgrid and 1.25MW/2.5MWh Battery Energy Storage System integrated with an artificial intelligence-driven distributed control system (DCS).  The grant requires $1.55 million in matching contribution. During the quarter ended March 31, 2022, AAFK received $626 thousand in grant funds from this program as reimbursement for actual expenditures. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

Basic and Diluted Net Loss per Share.  Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three months ended March 31, 2022 and, 2021, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of March 31, 2022 and 2021:

	As of
	March 31, 2022	March 31, 2021

Series B preferred (post split basis)	127	132
Common stock options and warrants	4,774	5,080
Debt with conversion feature at $30 per share of common stock	1,223	1,286
Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	6,124	6,498

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

The “California Ethanol” reportable segment includes the Company’s 65 million gallon per year Keyes plant and the adjacent land leased for the production of CO₂.

The “Dairy Renewable Natural Gas” reportable segment include, the dairy digesters, pipeline and gas condition unit for the production of biogas from dairies near Keyes, California.

The “India Biodiesel” reportable segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing Kakinada Plant, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

The Company has additional operating segments that were determined not to be reportable segments, including the Carbon Zero 1 facility in Riverbank, the Goodland Plant in Kansas and the research and development facility in Minnesota.  Refer to the “All Other” category.

Share-Based Compensation. The Company recognizes share-based compensation expense in accordance with ASC 718 Stock Compensation requiring the Company to recognize expenses related to the estimated fair value of the Company's share-based compensation awards at the time the awards are granted, adjusted to reflect only those shares that are expected to vest.

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

For a complete summary of the Company’s significant accounting policies, please refer to the Company’s audited financial statements and notes thereto for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2022.

2.  Inventories

Inventories consist of the following:

	As of
	March 31, 2022	December 31, 2021
Raw materials	$1,057	$727
Work-in-progress	1,907	2,083
Finished goods	1,896	2,316
Total inventories	$4,860	$5,126

As of March 31, 2022, and December 31, 2021, the Company recognized a lower of cost or net realizable value impairment of $919 thousand and none respectively, related to inventory.

3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	March 31, 2022	December 31, 2021
Land	$6,177	$4,082
Plant and buildings	96,878	97,110
Furniture and fixtures	1,359	1,334
Machinery and equipment	5,273	5,294
Tenant improvements	31	-
Construction in progress	65,383	55,859
Property held for development	15,437	15,437
Finance lease right of use assets	2,317	2,317
Total gross property, plant & equipment	192,855	181,433
Less accumulated depreciation	(47,632)	(46,332)
Total net property, plant & equipment	$145,223	$135,101

For the three months ended March 31, 2022 and 2021, interest capitalized in property, plant, and equipment was $2.1 million and $0.6 million, respectively.

Construction in progress includes costs for the biogas construction projects (dairy digesters, pipeline and biogas-to-RNG upgrade unit), Riverbank projects (sustainable aviation fuel and renewable diesel plant as well as carbon capture characterization well), and energy efficiency projects at the Keyes Plant. Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

For the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $1.3 and $1.4 million, respectively.

Management is required to evaluate these long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management determined there was no impairment on the long-lived assets during the three months ended March 31, 2022 and 2021.

4.  Debt

Debt consists of the following:

	March 31, 2022	December 31, 2021
Third Eye Capital term notes	$7,071	$7,095
Third Eye Capital revolving credit facility	59,524	75,980
Third Eye Capital revenue participation term notes	11,875	11,915
Third Eye Capital acquisition term notes	26,399	26,461
Third Eye Capital Fuels Revolving Line	8,741	-
Third Eye Capital Carbon Revolving Line	22,096	-
Cilion shareholder seller notes payable	6,668	6,619
Subordinated notes	14,321	14,304
EB-5 promissory notes	40,829	40,692
Term loans on capital expenditures	5,699	5,701
Total debt	203,223	188,767
Less current portion of debt	23,164	22,778
Total long term debt	$180,059	$165,989

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Third Eye Capital Corporation (“Third Eye Capital”).  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes and Acquisition Term Notes are referred to herein collectively as the “Original Third Eye Capital Notes”).

On February 27, 2019, a promissory note (the “February 2019 Note”, together with the Original Third Eye Capital Notes, the “Third Eye Capital Notes”) for $2.1 million was advanced by Third Eye Capital to Aemetis, Inc., as a short-term credit facility for working capital and other general corporate purposes with an interest rate of 14% per annum maturing on the earlier of (a) receipt of proceeds from any financing, refinancing, or other similar transaction, (b) extension of credit by Third Eye Capital, as lender or as agent on behalf of certain lenders, to the Company or its affiliates, or (c) April 30, 2019. In consideration of the February 2019 Note, $0.1 million of the total proceeds were paid to Third Eye Capital as financing charges. On April 30, 2019, the February 2019 Note was modified to remove the stated maturity date and instead be due on demand by Third Eye Capital. In third quarter of 2019, the February 2019 Note was modified to include additional borrowings of $0.7 million. In first quarter of 2020, the February 2019 Note was modified to include additional borrowings of $0.6 million. The February 2019 note was fully repaid in the first quarter of 2021.

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

On August 9, 2021, Third Eye Capital agreed to the Limited Waiver and Amendment No. 20 to the Note Purchase Agreement (“Amendment No. 20”) to: (i) provide that, upon written notice to Third Eye Capital,  the maturity date may be further extended to April 1, 2023 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect of each Note, where half of such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension; (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022; and (iii) provide for a waiver of the unfunded capital expenditures covenant for the quarter ended June 30, 2021 in which the Company exceeded the $100,000 capital expenditures limit. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash. We evaluated the terms of the Amendment No.20 and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment. In the first quarter of 2022, the Company exercised the option to extend the maturity of Third Eye Capital Notes to April 1, 2023.

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

As Amendments No. 19, No. 20, No. 21, No. 22, and No. 23 waived certain covenants over the next four quarters, the notes are classified as long-term debt.

On March 6, 2020, we and a subsidiary entered into a one-year reserve liquidity facility governed by a promissory note, payable to Third Eye Capital, in the principal amount of $18 million. On March 14, 2021, Third Eye Capital agreed to increase the amount available under the reserve liquidity facility to $70.0 million. Borrowings under the facility are available from March 14, 2021 until maturity on April 1, 2023. In August 2021, the reserve liquidity facility was reduced to $40.0 million. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2023. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2023. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance.

Terms of Third Eye Capital Notes

A.    Term Notes.  As of March 31, 2022, the Company had $7.1 million in principal and interest outstanding net of $97 thousand unamortized debt issuance costs under the Term Notes.  The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2023.

B.    Revolving Credit Facility.  The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (17.25% as of March 31, 2022) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2023. As of March 31, 2022, AAFK had $59.5 million in principal and interest and waiver fees outstanding net of $1.4 million unamortized debt issuance costs under the Revolving Credit Facility.

C.    Revenue Participation Term Notes.  The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2023. As of March 31, 2022, AAFK had $11.9 million in principal and interest outstanding net of $157 thousand unamortized debt issuance costs on the Revenue Participation Term Notes.

D.    Acquisition Term Notes.  The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (14.25% per annum as of March 31, 2022) and mature on April 1, 2023. As of March 31, 2022, Aemetis Facility Keyes, Inc. had $26.4 million in principal and interest and redemption fees outstanding net of $260 thousand unamortized debt issuance costs. The outstanding principal balance includes a total of $7.5 million in redemption fees.

E.       Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $40.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2023.  We have no borrowings outstanding under the Reserve Liquidity Notes as of March 31, 2022.

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

GAFI Term Loan and Revolving Loan. On July 10, 2017, GAFI entered into a Note Purchase Agreement (“Note Purchase Agreement”) with Third Eye Capital. See further discussion regarding GAFI in Note 6. Pursuant to the Note Purchase Agreement, Third Eye Capital agreed, subject to the terms and conditions of the Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (“Term Loan”) and (ii) revolving advances not to exceed $10 million dollars in the aggregate (the “Revolving Loans”). The interest rate applicable to the Term Loan is equal to 10% per annum. The interest rate applicable to the Revolving Loans is the greater of prime rate plus 7.75% and 12.00% per annum. The maturity date of the loans was extended to July 10, 2021 by exercising an option to extend the GAFI Loan Maturity Date for a fee of $0.5 million. The Company fully repaid the GAFI notes in the first quarter of 2021 and replaced the Note Purchase Agreement with an Amended and Restated Credit Agreement.

Third Eye Capital Revolving Credit Facility for Fuels and Carbon Lines. On March 2, 2022, GAFI and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital , as administrative agent and collateral agent, and the lender party thereto (the "New Credit Facility"). The New Credit Facility provides for two credit facilities with aggregate availability of up to $100 million, consisting of a revolving credit facility with GAFI for up to $50 million (the “Fuels Revolving Line”) and a revolving credit facility with ACCI for up to $50 million (the “Carbon Revolving Line” and together with the Fuels Revolving Line, the “Revolving Lines”). The revolving loans made under the Fuels Revolving Line have a maturity date of March 1, 2025 and will accrue a rate of interest per annum equal to the greater of (i) the prime rate plus 6.00% and (ii) ten percent (10.0%), and the revolving loans made under the Carbon Revolving Line will have a maturity date of March 1, 2026 and accrue a rate of interest per annum equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%). The revolving loans made under the Fuels Revolving Line are available for working capital purposes and the revolving loans made under the Carbon Revolving Line are available for projects that reduce, capture, use or sequester carbon with the objective of reducing carbon dioxide emissions. In connection with the New Credit Facility, the Company agreed to issue to the lender under the New Credit Facility: (i) warrants entitling the lender to purchase 50,000 shares of common stock of the Company at an exercise price equal to $10.20 per share, exercisable for a five-year period from March 02, 2022; and (ii) warrants entitling holders thereof to purchase 250,000 shares of common stock of the Company, at an exercise price equal to $20.00 per share, exercisable for a ten-year period from March 2, 2022.  In addition, under the Fuels Revolving Line, we issued 100,000 shares of common stock to existing note holders under the GAFI note purchase agreement. The shares were accounted at fair value and are being amortized over the life of the Fuels Revolving Line.  Upon closing of the New Credit Facility, the Company drew on the revolving lines to repay $16.0 million on the higher interest rate AAFK Revolving Credit Facility, $6.1 million in property taxes, and to fund the capital projects and working capital projects.

As of March 31, 2022, GAFI had $8.7 million in principal and interest outstanding net of $2.0 million unamortized debt issuance costs. As of March 31, 2022, ACCI had $22.1 million in principal and interest outstanding net of $3.0 million in unamortized debt issuance costs.

Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion, Inc., (“Cilion”) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes.  The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full.  As of March 31, 2022, Aemetis Facility Keyes, Inc. had $6.7 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $0.9 million and $2.5 million in original notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months. Upon maturity, the Subordinated Notes are generally extended with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full.

On January 1, 2022, the maturity on two Subordinated Notes’ was extended until the earlier of (i) June 30, 2022; (ii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A $90 thousand and $250 thousand cash extension fee was paid by adding the fee to the balance of the new Subordinated Notes and 113 thousand common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

The Company evaluated the January 1, 2022 amendment and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt - Modification and Extinguishment.

At March 31, 2022 and December 31, 2021, the Company had, in aggregate, the amount of $14.3 million in principal and interest outstanding net of debt issuance cost of 0.6 million and none, respectively, under the Subordinated Notes.

EB-5 promissory notes.  EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a “Regional Center” to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2-3%. Each note was issued in the principal amount of $0.5 million and due and payable four years from the date of each note, for a total aggregate principal amount of up to $36.0 million (the “EB-5 Phase I funding”). The original maturity date on the promissory notes can be extended automatically for a one- or two-year period initially and is eligible for further one-year automatic extensions as long as there is no notice of non-extension from investors and the investors’ immigration process is in progress. On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes which restated the original maturity date on the promissory notes with automatic six-month extensions as long as the investors’ immigration processes are in progress. Except for six early investor EB-5 Notes, the Company was granted 12 months from the date of the completion of immigration process to redeem these EB-5 Notes. Given the COVID-19 pandemic and processing delays for immigration process, Advanced BioEnergy, LP extended the maturity dates for debt repayment based on their projected processing timings as long as the investors do not give notice of withdrawal or an I-829 gets approved.  Accordingly, the notes have been recognized as long-term debt while investor notes who obtained green card approval have been classified as current debt. The EB-5 Notes are convertible after three years at a conversion price of $30 per share.

The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of March 31, 2022, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. As of March 31, 2022, $32.5 million in principal and $4.2 million in accrued interest was outstanding on the EB-5 Notes sold under the EB-5 Phase I funding.

On October 16, 2016, the Company launched its EB-5 Phase II funding (the “EB-5 Phase II Funding”), with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding, to refinance indebtedness and capital expenditures of Aemetis, Inc. and Goodland Advanced Fuels Inc., (“GAFI”). On November 21, 2019, the minimum investment was raised from $0.5 million per investor to $0.9 million per investor. The Company entered into a Note Purchase Agreement dated with Advanced BioEnergy II, LP, a California limited partnership authorized as a Regional Center to receive EB-5 Phase II funding investments, for the issuance of up to 100 EB-5 Notes bearing interest at 3%. On May 1, 2020 Supplement No. 3 amended the offering documents and lowered the total eligible new EB-5 Phase II funding investors to 60. Eight EB-5 investors have funded at the $0.5 million per investor amount, with 52 new EB-5 Phase II funding investors remaining eligible at the new $0.9 million per investors amount under the current offering. Job creation studies show it may be possible to add additional investors and increase the total offering amount in the future. Each EB-5 note will be issued in the principal amount of $0.9 million and due and payable five years from the date of each EB-5 note, for a total aggregate principal amount of up to $50.8 million.

The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of March 31, 2022, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of March 31, 2022, $4.1 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as selling, general, and administrative expenses by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately 2.3 million over a 95 day period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. As of March 31, 2022, the Company had no balance outstanding under this agreement.

Financing Agreement for capital expenditures. The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase membrane dehydration equipment to save energy used in the Keyes Plant. The Company also entered into a financing agreement with Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. The equipment was delivered in March 2020; however, the installation was delayed due to the COVID-19 pandemic. In the fourth quarter of 2021, installation of dehydration equipment occurred allowing for the recording of the asset in property, plant and equipment, net. Hence, we recorded the asset in property, plant and equipment, net and the related liability of $0.5 million in short term borrowings and $5.2 million in other long-term debt, respectively as of March 31, 2022.

Scheduled debt repayments for the Company’s loan obligations follow:

Three months ended March 31,	Debt Repayments
2022	$23,164
2023	139,961
2024	17,598
2025	26,951
2026	945
There after	1,407
Total debt	210,026
Debt issuance costs	(6,803)
Total debt, net of debt issuance costs	$203,223

5. Commitments and Contingencies

Leases

We have identified assets as the corporate office, warehouse, monitoring equipment and laboratory facilities over which we have control and obtain economic benefits fully. We classified these identified assets as operating leases after assessing the terms under classification guidance. We have entered into several leases for trailers and carbon units with purchase option at the end of the term. We have concluded that it is reasonably certain that we would exercise the purchase option at the end of the term, hence the leases were classified as finance leases. All of our leases have remaining term of less than a year to 6.5 years.

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

On December 14, 2021, we entered into a real estate purchase agreements and lease disposition and development agreement with the City of Riverbank. We plan to utilize the purchased and leased properties, located at 5300 Claus Road in the city of Riverbank, California, for the construction of the Carbon Zero 1 Facility.  The lease commences in the second quarter of 2022 and the Company will evaluate and assess the lease upon commencement.

The components of lease expense and sublease income were as follows:

	Three Months ended March 31,
	2022	2021
Operating lease cost
Operating lease expense	$189	$204
Short term lease expense	27	39
Variable lease expense	23	33
Total operating lease cost	$239	$276

Finance lease cost
Amortization of right-of-use assets	$63	$55
Interest on lease liabilities	19	21
Total finance lease cost	$82	$76

Cash paid for amounts included in the measurement of lease liabilities:

	Three Months ended March 31,
	2022	2021
Operating cash flows used in operating leases	$164	$167
Operating cash flows used in finance leases	19	21
Financing cash flows used in finance leases	132	124

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three months ended March 31, 2022 and 2021:

	Three Months ended March 31,
	2022	2021
Operating leases
Accretion of the lease liability	$87	$99
Amortization of right-of-use assets	103	105

Weighted Average Remaining Lease Term
Operating leases		6.1 years
Finance leases		2.1 years

Weighted Average Discount Rate
Operating leases		14.0%
Finance leases		6.2%

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$2,359	$2,462

Current portion of operating lease liability	245	260
Long term operating lease liability	2,256	2,318
Total operating lease liabilities	2,501	2,578

Finance leases
Property and equipment, at cost	$2,317	$2,317
Accumulated depreciation	(439)	(376)
Property and equipment, net	1,878	1,941

Other current liability	560	550
Other long term liabilities	596	720
Total finance lease liabilities	1,156	1,270

Maturities of operating lease liabilities were as follows:

Year ended March 31,	Operating leases	Finance leases

2023	$573	$611
2024	577	528
2025	595	77
2026	612	14
2027	631	-
There after	760	-
Total lease payments	3,748	1,230
Less imputed interest	(1,247)	(74)
Total lease liability	$2,501	$1,156

Property taxes

On March 3, 2022, the Company paid $6.1 million to Stanislaus County for property taxes past due.

Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendant EdenIQ, Inc. (“EdenIQ”).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity that would be primarily owned by Aemetis.  On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million and the Company recorded these fees based on the court order. On May 6, 2022 the parties  settled the dispute for $4.8 million by entering into a settlement agreement.

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of March 31, 2022, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 2,800,000 of Series A Preferred Units on second tranche for a value of $14.0 million, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The Company is accreting these two tranches to the redemption value of $89.7 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of March 31, 2022 and December 31, 2021 based on the evaluation of the other conditions included in the agreement.

For the three months ended March 31, 2021, ABGL issued 626,000 of Series A Preferred Units for incremental proceeds of $3.1 million as part of the second tranche of the Preferred Unit Agreement and redeemed 20,000 of Series A Preferred Units for $0.3 million. Consistent with the previous issuances which were treated as a liability as the conversion option was deemed to be non-substantive, the current issuances are treated as a liability as the conversion option was still deemed to be non-substantive.

The Company recorded Series A Preferred Unit liabilities, net of unit issuance costs and inclusive of accretive preference pursuant to this agreement, and accrued preference payments, classified as current portion of Series A Preferred Units, of $3.7 million and $3.2 million, and long-term liabilities of $47.7 million and $45.0 million as of March 31, 2022 and December 31, 2021, respectively.

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company's ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets, before intercompany eliminations, of ABGL as of March 31, 2022 were $49.7 million primarily related to biodigesters at two dairies and a pipeline which serve as collateral for the Series A Preferred Unit totaling $51.4 million. The Series A Preferred Units are not collateralized by any other assets or guarantees from Aemetis or its subsidiaries.

7.  Stock-Based Compensation

2019 Stock Plan

On April 29, 2019, the Aemetis 2019 Stock Plan (the “2019 Stock Plan”) was approved by stockholders of the Company. This plan permits the grant of Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Administrator may determine in its discretion. The 2019 Stock Plan’s term is 10 years and supersedes all prior plans. The 2019 Stock Plan authorized the issuance of 200,000 shares of common stock for the 2019 calendar year, in addition to permitting transferring and granting any available and unissued or expired options under the Amended and Restated 2007 Stock Plan in an amount up to 177,246 shares of common stock.

With the approval of the 2019 Stock Plan, the Zymetis 2006 Stock Plan, and Amended and Restated 2007 Stock Plan ( collectively, the “Stock Plans” ) are terminated for granting any options under either plan. However, any options granted before the 2019 Stock Plan approved will remain outstanding and can be exercised, and any expired options will be available to grant under the 2019 Stock Plan.

During the year ended December 31, 2021, 120,000 restricted stock awards and 1,140,000 stock option grants were issued and approved by the Company’s board of directors (“Board”) for employees and directors under the 2019 Stock Plan with 10-year terms and vesting terms ranging from immediately to 3 years.

In January 2022, the company issued 932,800 incentive stock option for employees under the 2019 Stock Plan. In addition, 60,300 restricted stock award grants, with a fair value on date of grant of $11.31 per award, were issued to the Board.

Common Stock Reserved for Issuance

The following is a summary of awards granted under the Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2021	142	3,763	$2.29
Authorized	1,338	-	-
Options Granted	(939)	939	11.31
RSAs Granted	(60)	-	-
Exercised	-	(263)	0.89
Forfeited/expired	20	(20)	10.96
Balance as of March 31, 2022	501	4,419	$4.25

As of March 31, 2022, there were 2.3 million options vested under the Stock Plans.

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

During the three months ended March 31, 2022 and 2021, the company granted 932,800 and 945,000 options, respectively.   The weighted average fair value calculations for the options granted during these periods are based on the following assumptions:

Description	For the three months ended March 31,
	2022	2021
Dividend-yield	0	0%
Risk-free interest rate	1.66	0.70%
Expected volatility	113.45%	97.45%
Expected life (years)	7.00	6.51
Market value per share on grant date	$11.31	$3.09
Fair value per option on grant date	$9.89	$2.44

As of March 31, 2022, the Company had $12.0 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.6 years of weighted average remaining term.

8. Outstanding Warrants

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

Description	For the three months ended March 31,
	2022	2021
Dividend-yield	0%	0%
Risk-free interest rate	1.45%	0.12%
Expected volatility	139.55%	150.17%
Expected life (years)	4	2
Exercise price per warrant	$13.33	$0.01
Market value per share on grant date	$13.06	$2.49
Fair value per warrant on grant date	$11.01	$2.48

A summary of historical warrant activity follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2020	95	$2.59	4.95
Granted	292	0.01
Exercised	(332)	0.32
Outstanding December 31, 2021	55	$2.59	3.95
Granted	413	13.33
Exercised	(113)	0.01
Outstanding March 31, 2022	355	$15.92	8.24

All of the above outstanding warrants are vested and exercisable as of March 31, 2022. As of March 31, 2022 and 2021, the Company had no unrecognized compensation expense related to warrants, respectively.

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

As of March 31, 2022 and December 31, 2021, Aemetis had prepayments to J.D. Heiskell of $1.5 million and $4.0 million, respectively.

The J.D. Heiskell sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three months ended March 31, 2022 and 2021 were as follows:

	As of and for the three months
	ended March 31,
	2022	2021
Wet distiller's grains sales	$11,517	$11,035
Corn oil sales	2,338	1,042
Corn purchases	44,009	37,993
Accounts receivable	116	133
Accounts payable	508	415

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements the Wet Distillers Grains Marketing Agreement matures on December 31, 2022 with automatic one-year renewals thereafter. We terminated the Ethanol Marketing Agreement with Kinergy as of September 30, 2021. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex LLC. Under the terms of the agreement, the initial term matures on October 31, 2023 with automatic one-year renewals thereafter.

Sales to our ethanol marketing partners were $37.9 million and $29.9 million during the three months ended March 31, 2022 and 2021. Accounts receivable associated with our marketing partners was $0.4 million and $1.2 million as of March 31, 2022 and December 31, 2021.

For the three months ended March 31, 2022 and 2021, the Company expensed marketing costs of $0.7 million for each period under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement and are presented in Selling, General, and Administration expense.

As of March 31, 2022 and 2021, the Company has no forward sales commitments.

10.  Segment Information

Aemetis recognizes three reportable segments “California Ethanol”, “Dairy Renewable Natural Gas”, and “India Biodiesel.”

The “California Ethanol” reportable segment includes the Company’s 65 million gallon per year Keyes Plant, and the adjacent land leased for the production of CO₂.

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

The Company has additional operating segments that were determined not to be reportable segments, including the Carbon Zero 1 facility in Riverbank, the Goodland Plant, and the research and development facility in Minnesota.  Refer to the “All Other” category.

Summarized financial information by reportable segment for the three months ended March 31, 2022 and 2021 follows:

	For the three months year ended March 31, 2022
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$52,041	$-	$8	$-	$52,049
Intersegment revenues	-	335	-	-	335
Gross profit (loss)	(2,880)	(207)	8	(6)	(3,085)

Interest expense	4,194	4	-	237	4,435
Accretion and other expenses of Series A preferred units	-	1,640	-	-	1,640
Capital expenditures	1,803	5,449	67	2,140	9,459
Depreciation	1,011	146	168	11	1,336
Total Assets	65,579	47,830	10,171	42,906	166,486

	For the three months year ended March 31, 2021
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$42,328	$-	$479	$-	$42,807
Intersegment revenues	-	41	-	-	41
Gross loss	(3,131)	(412)	(55)	(10)	(3,608)

Interest expense	4,910	3	-	1,052	5,965
Accretion and other expenses of Series A preferred units	-	1,943	-	-	1,943
Capital expenditures	8	4,392	117	2,043	6,560
Depreciation	1,052	142	184	8	1,386
Total Assets	76,452	27,814	12,306	27,161	143,733

A reconciliation of reportable segment revenues to consolidated totals for the three months ended March 31, 2022 and 2021 follow:

	2022	2021
Total revenues for reportable segments	$52,384	$42,848
Elmination of intersegment revenues	(335)	(41)
Total consolidated revenues	$52,049	$42,807

California Ethanol: During the three months ended March 31, 2022 and 2021, the Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all WDG and corn oil the Company produces to J.D. Heiskell. Sales of ethanol, WDG, corn oil to two customers accounted for 73% and 27% of the Company’s California Ethanol segment revenues for the three months ended March 31, 2022. Sales of ethanol, WDG, and corn oil to two customers accounted for 71% and 29% of the Company’s North America segment revenues for the three months ended March 31, 2021.

Dairy Renewable Natural Gas: Substantially all of our Dairy Renewable Natural Gas segment revenues during the three months ended March 31, 2022 and 2021 were from sales of biogas to the Keyes Plant for use in boilers, which allowed qualification of carbon credits for the ethanol produced in the Keyes Plant.

11.   Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.2 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of March 31, 2022, $0.1 million remained as a prepaid expense.

On November 4, 2021, the Audit Committee of the Company approved a guarantee fee of $0.4 million. The balance of $0.2 million and $0.3 million, for guaranty fees, remained as an accrued liability as of March 31, 2022 and December 31, 2021, respectively. On January 12, 2022, the Audit Committee of the Company approved a one-time guarantee fee of $2.0 million to McAfee Capital in connection with McAfee Capital’s extension of certain guarantees of the Company’s indebtedness with Third Eye Capital. The Company paid this fee by issuing 180,000 shares of common stock of the Company.

The Company owes various members of the Board amounts totaling $0.2 million as of March 31, 2022 and December 31, 2021, for each period, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended March 31, 2022 and 2021, the Company expensed $0.1 million respectively, in connection with board compensation fees.

12.  Subsequent Events

Third Eye Capital Limited Waiver and Amendment No. 23

On May 11, 2022, Third Eye Capital agreed to the Limited Waiver and Amendment No. 23 to the Note Purchase Agreement (“Amendment No. 23”) to: (i) provide for a waiver of the ratio of note indebtedness covenant for the quarter ended March 31, 2023 and (ii) provide for a waiver of the unfunded capital expenditures covenant for the quarter ended March 31, 2022 in which the Company exceeded the $100,000 capital expenditures limit. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million.

13.  Management's Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. As a result of negative capital and negative operating results, and collateralization of substantially all of the company assets, the Company has been reliant on its senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. In order to meet its obligations during the next twelve months, the Company will need to either refinance the Company's debt or receive the continued cooperation of its senior lender. This dependence on the senior lender raises substantial doubt about the Company's ability to continue as a going concern. The Company plans to pursue the following strategies to improve the  course of the business.

For the Keyes Plant, we plan to operate the plant and continue to improve financial performance by adopting new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements, execute upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon demands and overall margin improvement.

For the ABGL biogas project, we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the higher carbon credits available in California. Funding for continued construction is based upon obtaining government guaranteed loans and executing on existing and new state grant programs.

For the Riverbank project, we plan to raise the funds necessary to construct and operate the Carbon Zero 1 plant using loan guarantees and public debt financings based upon the licensed technology that generate federal and state carbon credits available for ultra-low carbon fuels utilizing lower cost, non-food advanced feedstocks to significantly increase margins.

For the Kakinada Plant, we plan to develop sales channels for domestic products as the costs of feedstock normalize against the price of diesel, as recently announced governmental incentives take effect to promote the blending of biodiesel, and as feedstocks such as refined animal tallow are used domestically and exported. Additionally, we are in the process of obtaining approval to export refined animal tallow and biodiesel produced using animal tallow into international markets as the use of refined animal tallow received approval from the Pollution Control Board of India for production of biodiesel. The acquisition of land and equipment to refine crude animal tallow is underway.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.  MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2022 and 2021.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our consolidated condensed financial statements and accompanying notes included elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly under “Part II, Item 1A.  Risk Factors,” and in other reports we file with the SEC.  All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Founded in 2006 and headquartered in Cupertino, California, we are an international renewable natural gas, renewable fuels and byproducts company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products. We operate in three reportable segments “California Ethanol”, “Dairy Renewable Natural Gas”, and “India Biodiesel”. We have other operating segments determined not to be reportable segments, and are collectively represented by the "All Other" category.

Our California Ethanol segment consists of a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. In the fourth quarter of 2021, we installed and are commissioning an ethanol zeolite membrane dehydration system at the Keyes Plant. The installation is a key first step in the electrification of the Keyes Plant, which will significantly reduce the use of petroleum based natural gas as process energy. The electrification, along with the future installation of a two-megawatt zero carbon intensity solar microgrid system and a mechanical vapor recompression (MVR) system will greatly reduce GHG emissions and decreases the carbon intensity of fuel produced at the Keyes Plant, allowing us to realize a higher price for the ethanol produced and sold.

Our Dairy Renewable Natural Gas segment consists of our subsidiary, Aemetis Biogas, LLC (“ABGL”), which was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. The digesters are connected via an underground private pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce RNG. Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to negative carbon intensity RNG where it will be either injected into the statewide PG&E gas utility pipeline, supplied as compressed RNG that will service local trucking fleets, or used as renewable process energy at the Keyes Plant.  Our Dairy Renewable Natural Gas segment, ABGL, has completed Phase 1 of our California biogas digester network and pipeline system that converts waste dairy methane gas into Dairy Renewable Natural Gas (“RNG”), including two operational dairy’s and seven miles of pipeline.  ABL is now executing Phase 2 construction with the completion of sixteen miles of pipeline and the commissioning of the biogas-to-RNG upgrade unit at the Keyes plant as well as beginning construction of additional dairy digesters.

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

On April 1, 2021, Aemetis Carbon Capture, Inc. was established to build Carbon Capture and Sequestration (CCS) projects that generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground. California’s Central Valley has been identified as the state’s most favorable region for large-scale CO₂ injection projects due to the subsurface geologic formation that absorbs and retains gases.

Our India Biodiesel segment consist of the Kakinada Plant with a nameplate capacity of 150 thousand metric tons per year, or about 50 million gallons per year, producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We believe the Kakinada Plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada Plant is capable of processing a variety of vegetable oils and animal fat waste feedstocks into biodiesel that meet international product standards. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive and other industries.

California Ethanol Revenue

Our revenue development strategy for our California Ethanol segment relies upon supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value markets for our ethanol in an effort to improve our overall margins and to add incremental income to the California Ethanol segment, including the development of the Carbon Zero Plants, the expansion of the biogas project, and the implementation of the Solar Microgrid System, the installation of the membrane dehydration system and other technologies. We are also actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product.

During the first quarter of 2022, we produced five products at the Keyes Plant: denatured fuel ethanol, WDG, DCO, CO₂, and CDS. During the first quarter of 2020, we transitioned from selling the ethanol we produce to J.D. Heiskell pursuant to the J.D. Heiskell Purchase Agreement, to a model where the ethanol is sold directly to our fuel marketing customers. We own the ethanol stored in our finished goods tank. WDG continues to be sold to A.L. Gilbert and DCO is sold to other customers under the J.D. Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO₂ to Messer Gas in the second quarter of 2020.

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

Dairy Renewable Natural Gas Revenue

In December 2018, we leveraged our relationship with California’s Central Valley dairy farmers by signing leases and raising funds to construct dairy digesters that collect bio-methane and pipelines that convey bio-methane to our Keyes Plant.  We are currently producing gas from two digesters connected to the Keyes plant by four miles of pipeline, and using this gas to reduce the carbon intensity at the Keyes plant.  A biogas-to-RNG upgrade unit at the Keyes Plant is commissioned, allowing us to inject RNG into the statewide PG&E gas utility pipeline. In addition, we have signed agreements with over 25 additional dairies to construct dairy digesters. Our revenue development strategy for the Dairy Renewable Natural Gas segment relies upon continuing to collect bio-methane gas from the existing dairy digesters, and continuing to build out the network of dairy digesters and pipeline in Northern California to grow the supply of RNG available for sale and to utilize the biogas-to-RNG upgrade unit to distribute RNG to customers statewide.

India Biodiesel Revenue

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, fuel station customers, mining customers, industrial customers and tender offers placed by Government Oil Marketing Companies (“OMCs”) for bulk purchases of fuels. In 2020, the tenders were delayed due to COVID-19, and in 2021 ultimately changed in format to allow for monthly bidding on volumes at a price set by the OMCs on an bi-annual basis. The Company did not participate in tenders during 2021 due to low OMC offer prices, coupled with very high feedstock prices as a result of COVID-19. Going forward, the Company plans to participate in these tenders offers made by the OMCs on economically reasonable terms.

Results of Operations

Three Months Ended March 31, 2022, Compared to Three Months Ended March 30, 2021

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for California Ethanol, renewable natural gas for Dairy Renewable Natural Gas, and biodiesel and refined glycerin for India Biodiesel.

Three Months Ended March 31, (in thousands)

	2022	2021	Inc/(dec)	% change

California Ethanol	$52,041	$42,328	$9,713	22.9%
Dairy Renewable Natural Gas*	335	41	294	717.1%
India Biodiesel	8	479	(471)	-98.3%
Eliminations	(335)	(41)	(294)	717.1%
Total	$52,049	$42,807	$9,242	22.0%

*All Dairy Renewable Natural Gas revenue is intercompany.

California Ethanol.   For the three months ended March 31, 2022, the Company generated 73% of revenue from sales of ethanol, 22% from sales of WDG, and 5% from sales of corn oil, CDS, CO₂, and other sales. During the three months ended March 31, 2022, plant production averaged 107% of the 55 million gallon per year nameplate capacity. The increase in revenues was due to the increase in price of ethanol per gallon sold to $2.58 for the three months ended March 31, 2022, compared to $1.91 for the year ended March 31, 2021, which was partially offset by the decrease in volume of ethanol gallons sold from 15.6 million gallons for the three months ended March 31, 2021 to 14.7 million gallons for the three months ended March 31, 2022. The average price of WDG increased by 9% to $115 per ton for the three months ended March 31, 2022 while WDG sales volume also decreased by 4% to 100 thousand tons in the three months ended March 31, 2022 compared to 104 thousand tons in the three months ended March 31, 2021.

Dairy Natural Gas. During the three months ended March 31, 2022 and 2021, we produced and sold to an intercompany 14.0 thousand and 9.4 thousand MMBtus of dairy biogas, respectively. RNG sold to external customers was $0 and RNG stored as inventory was $0, reflecting no external sales or storage of MMBtus during the three months ended March 31, 2022 and 2021.

India Biodiesel. The decrease in revenues was primarily attributable to the Kakinada Plant not receiving orders from the Indian government due to higher feedstock costs making conversion to biodiesel unviable. Biodiesel sales volume decreased by 100% to 0 metric tons in the three months ended March 31, 2022 compared to 349 metric tons in the three months ended March 31, 2021. Refined glycerin sales volume decreased by 100% to 0 metric tons in the three months ended March 31, 2022, compared to 121 metric tons in the three months ended March 31, 2021. For the three months ended March 31, 2022, we generated 100% of our revenues from the other sales, compared to 76% of our revenues from the sale of biodiesel and 24% of our revenues from the sale of refined glycerin for the three months ended March 31, 2021.

Cost of Goods Sold

Three Months Ended March 31, (in thousands)

	2022	2021	Inc/(dec)	% change

California Ethanol	$54,921	$45,459	$9,462	20.8%
Dairy Renewable Natural Gas	542	453	89	19.6%
India Biodiesel	-	534	(534)	-100.0%
All other	6	10	(4)	-40.0%
Eliminations	(335)	(41)	(294)	717.1%
Total	$55,134	$46,415	$8,719	19%

California Ethanol.  We ground 5.0 million and 5.5 million bushels of corn in the three months ended March 31, 2022 and 2021, respectively. Our average cost of feedstock per bushel increased to $8.75 per bushel during the three months ended March 31, 2022 compared to $6.87 per bushel for the three months ended March 31, 2021.   In addition, for the three months ended March 31, 2022, we incurred $1.0 million more in natural gas costs, $0.4 million more in chemical costs, and $0.3 million more in transportation costs compared to the same period in 2021. Railroad logistics were also impacted on both gallons produced and the price of delivered corn.

Dairy Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, production bonuses, and depreciation.

India Biodiesel.  The decrease in costs of goods sold was attributable to the decrease in biodiesel feedstock volume in the three months ended March 31, 2022.

Gross profit (loss)

Three Months Ended March 31, (in thousands)

	2022	2021	Inc/(dec)	% change

California Ethanol	$(2,880)	$(3,131)	$251	8.0%
Dairy Renewable Natural Gas	(207)	(412)	205	49.8%
India Biodiesel	8	(55)	63	114.5%
All other	(6)	(10)	4	40.0%
Total	$(3,085)	$(3,608)	$523	-14%

California Ethanol.  Gross loss decreased by 8% in the three months ended March 31, 2022 primarily due to increases in the prices of ethanol and WDG, partially offset by an increase in the price of corn.

Dairy Natural Gas. Gross loss relates to incurring more expenses as we begin to ramp up our Dairy Renewable Natural Gas business.

Operating Expenses

Substantially all of our research and development expenses were related to research and development activities in Minnesota.

Selling, general, and administrative (“SG&A”) expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, other corporate expenses, and related facilities expenses.

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

Three Months Ended March 31, (in thousands)

	2022	2021	Inc/(dec)	% change

Research and development expenses	$36	$23	$13	56.5%
Selling, general and administrative expenses	$7,306	$5,382	$1,924	35.7%
Other expense (income):
Interest expense
Interest rate expense	$4,435	$5,965	$(1,530)	-25.6%
Debt related fees and amortization expense	1,826	1,215	611	50.3%
Accretion and other expenses of Series A preferred units	1,640	1,943	(303)	-15.6%
Other income	(41)	(31)	(10)	32.3%

The increase in SG&A expenses for the three months ended March 31, 2022 was due to increases in salaries and wages of $1.4 million, which was mostly attributed to an increase in in stock based compensation, professional fees of $0.2 million, and miscellaneous expense increase of $0.3 million. SG&A expenses as a percentage of revenue in the three months ended March 31, 2022 increased to 14% as compared to 13% in the corresponding period of 2021.

Interest expense decreased in the three months ended March 31, 2022 due to principal debt payments made to Third Eye Capital in the first quarter of 2022, coupled with capitalizing interest on our capital projects. Debt related fees and amortization increased due to debt issuance costs and extension fees being incurred in 2022 related to extending the Third Eye Capital debt and obtaining the Revolving Loans. The increase in accretion and other expenses of the Series A Preferred Units was due to the issuance of additional units during 2021, coupled with accrued preference payments.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $5.5 million at March 31, 2022, of which $4.7 million were held in North America and the rest was held at our Indian subsidiary. Our current ratio at March 31, 2022 was 0.26, compared to a current ratio of 0.32 at December 31, 2021.  We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$5,471	$7,751
Current assets (including cash, cash equivalents, and deposits)	16,153	20,693
Current and long term liabilities (excluding all debt)	91,854	92,302
Current & long term debt	203,223	188,767

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.8 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $0.5 million per investor to $0.9 million per investor. As of March 31, 2022, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to us. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

As a result of negative capital and negative operating results, and collateralization of substantially all of the company assets, the Company has been reliant on its senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. In order to meet its obligations during the next twelve months, the company will need to either refinance the company's debt or receive the continued of its senior lender. This dependence on the senior lender raises substantial doubt about the company's ability to continue as a going concern. The Company plans to pursue the following strategies to improve the course of the business.

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

For the Riverbank project, we plan to raise the funds necessary to construct and operate the Carbon Zero 1 plant using loan guarantees and public debt financings based upon the licensed technology that generate federal and state carbon credits available for ultra-low carbon fuels utilizing lower cost, non-food advanced feedstocks to significantly increase margins.

For the Kakinada Plant, we plan to develop sales channels for domestic products as the costs of feedstock normalize against the price of diesel, as recently announced governmental incentives take effect to promote the blending of biodiesel, and as feedstocks such as refined animal tallow are used domestically and exported. Additionally, we are in the process of obtaining approval to export refined animal tallow and biodiesel produced using animal tallow into international markets as the use of refined animal tallow received approval from the Pollution Control Board of India for production of biodiesel. The acquisition of land and equipment to refine crude animal tallow is underway.

In addition to the above we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling equity through the ATM and otherwise, selling the current EB-5 Phase II offering, or by vendor financing arrangements.

At March 31, 2022, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $137 million. The maturity dates for the Third Eye Capital financing arrangements are April 1, 2023, for $105 million, March 1, 2025, for $9 million and March 1, 2026, for $22 million.

As of March 31, 2022, we have $14.2 million available under the revolving credit lines.

As of the date of this report, the Company has $40.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes due on April 1, 2023.

We also rely on our working capital lines with Secunderabad Oils in India to fund our commercial arrangements for the acquisitions of feedstock. We currently provide our own working capital for the Keyes Plant; Secunderabad Oils currently provide us with working capital for the Kakinada Plant. The ability of Secunderabad Oils to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the three months ended March 31, 2022:

Increases to debt:
Accrued interest	$4,710
Maturity date extension fee and other fees added to senior debt	1,751
Sub debt extension fees	340
Fuels Revolving Line draw	10,454
Carbon Revolving Line draw	24,586
Total increases to debt		$41,841
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(21,435)
Principal and interest payments to EB-5 investors	(26)
Change in debt issuance costs, net of amortization	(5,922)
Term loan payments	(2)
Total decreases to debt		$(27,385)

Change in total debt		$14,456

Working capital changes resulted in (i) a $0.3 million increase in inventories due to decreases in in-process and finished goods inventory, (ii) a $0.9 million decrease in accounts receivable due to repayments of Murex accounts receivable, (iii) a $0.7 million decrease in prepaid expenses mainly due the use of  a $2.5 million J.D. Heiskell pre-payment, partially offset by an increase in prepaid guarantee fees of $1.7 million, (iv) a decrease in other current assets of $0.3 million mainly due to use of money paid for raw materials and others in India operations of $0.3 million, and (v) a $2.3 million decrease in cash.

Net cash used in operating activities during the three months ended March 31, 2022 was $8.2 million, consisting of non-cash charges of $6.9 million, net cash provided by operating assets and liabilities of $3.3 million, and net loss of $18.3 million. The non-cash charges consisted of: (i) $1.8 million in amortization of debt issuance costs and other intangible assets, (ii) $1.3 million in depreciation expenses, (iii) $2.0 million in stock-based compensation expense, and (iv) $1.6 million in preferred unit accretion and other expenses of Series A preferred units. Net changes in operating assets and liabilities consisted primarily of a decrease in (i) inventories of $0.3 million, (ii) prepaid expenses of $2.5 million, and (iii) an increase in accounts payable of $0.8 million, (iv) a decrease in accounts receivable of $0.9 million, (v) a decrease in other assets of $0.3 million, and (vi) an increase in accrued interest expense and fees of $4.7 million, partially offset by (vii) a decrease in other liabilities of $6.1 million.

Cash used by investing activities was $8.0 million, of which $9.5 million were used by capital projects, partially offset by grant proceeds and other reimbursements of $1.5 million.

Cash provided by financing activities was $13.9 million, consisting primarily of $0.2 million from exercises of stock options, and $18.5 million from proceeds from borrowings, partially offset by repayments of borrowings of $4.0 million, debt renewal and waiver fee payments of $0.7 million, and payments on finance leases of $0.1 million.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, and debt modification and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended March 31, 2022.

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

As discussed in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2021, we initiated a remediation plan to address the material weakness in our internal control over financial reporting identified as of the fiscal year then ended. Our efforts to improve our internal controls are ongoing.

For a more comprehensive discussion of the material weakness in internal control over financial reporting identified by management as of December 31, 2021, and the remedial measures undertaken to address this material weakness, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2021.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendant EdenIQ, Inc. (“EdenIQ”).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity that would be primarily owned by Aemetis.  On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million and the Company recorded these fees based on the court order. On May 6, 2022, the parties settled the dispute for $4.8 million by entering into a settlement agreement.

Item 1A.  Risk Factors.

Except as described below, there are no material changes  to the risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022. We urge you to read the risk factors contained therein.

Inflation, including as a result of commodity price inflation or supply chain constraints due to the war in Ukraine, may adversely impact our results of operations.

We have experienced inflationary impacts on key production inputs, feedstock, wages and other costs of labor, equipment, services, and other business expenses. Commodity prices in particular have risen significantly over the past year. Inflation and its negative impacts could escalate in future periods. In addition, inflation is often accompanied by higher interest rates.

Ukraine is the third largest exporter of grain in the world. Russia is one of the largest producers of natural gas and oil. The commodity price impact of the war in Ukraine has been a sharp rise in grain and energy prices, including corn and natural gas, two of our primary production input commodities. In addition, the war in Ukraine has and may continue to adversely affect global supply chains resulting in further commodity price inflation for our production inputs. Also, given high global grain prices, U.S. farmers may prefer to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures.

In an inflationary environment, such as the current economic environment, depending on other economic conditions, we may be unable to raise prices of our fuels or products to keep up with the rate of inflation, which would reduce our profit margins. As a result, inflation may have a material adverse effect on our results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2022, we issued 113 thousand shares of our common stock to certain subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3.  Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2022.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

Third Eye Capital Limited Waiver and Amendment No. 23

On May 11, 2022, Third Eye Capital agreed to the Limited Waiver and Amendment No. 23 to the Note Purchase Agreement (“Amendment No. 23”) to: (i) provide for a waiver of the ratio of note indebtedness covenant for the quarter ended March 31, 2023 and (ii) provide for a waiver of the unfunded capital expenditures covenant for the quarter ended March 31, 2022 in which the Company exceeded the $100,000 capital expenditures limit. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million.

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

10.1

Limited Waiver and Amendment No. 23 to Amended and Restated Note Purchase Agreement, dated as of May 11, 2022 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

Date: May 13, 2022	By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

