Form 10-Q
period 2022-06-30
AEMETIS, INC
filed 2022-08-08
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

The number of shares outstanding of the registrant’s Common Stock on July 31, 2022 was 34,584,207 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2022

INDEX

PART I--FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop new and to maintain and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to extend or refinance our senior debt on terms reasonably acceptable to us or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to fund, develop, build, maintain and operate digesters, facilities and pipelines for our Diary Renewable Natural Gas segment; our ability to fund, develop and operate our CCS projects, including obtaining required permits; our ability to receive awarded grants by meeting all of the required conditions, including meeting the minimum contributions; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “could,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous markets and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference, as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands except for par value)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents ($18 and $19 respectively from VIE)	$3,558	$7,751
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,404 as of June 30, 2022 and December 31, 2021, respectively	1,278	1,574
Inventories, net of allowance for excess and obsolete inventory of $1,040 as of June 30, 2022 and December 31, 2021, respectively	4,905	5,126
Prepaid expenses ($184 and $335 respectively from VIE)	4,752	5,598
Other current assets	552	644
Total current assets	15,045	20,693
Property, plant and equipment, net ($54,992 and $39,625 respectively from VIE)	156,790	135,101
Operating lease right-of-use assets ($0 and $10 respectively from VIE)	2,294	2,462
Other assets ($537 and $38 respectively from VIE)	4,323	2,575
Total assets	$178,452	$160,831

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($6,942 and $4,950 respectively from VIE)	$19,138	$16,415
Current portion of long term debt	9,003	8,192
Short term borrowings ($9 and $9 respectively from VIE)	15,856	14,586
Mandatorily redeemable Series B convertible preferred stock	3,915	3,806
Accrued property taxes ($0 and $121 respectively from VIE)	984	6,830
Accrued contingent litigation fees	-	6,200
Current portion of operating lease liability ($5 and $11 respectively from VIE)	258	260
Current portion of Series A preferred units ($4,608 and $3,169 respectively from VIE)	4,608	3,169
Other current liabilities ($777 and $306 respectively from VIE)	6,600	5,872
Total current liabilities	60,362	65,330
Long term liabilities:
Senior secured notes and revolving notes	140,084	121,451
EB-5 notes	32,000	32,500
Other long term debt ($36 and $40 respectively from VIE)	11,665	12,038
Series A preferred units ($50,280 and $44,978 respectively from VIE)	50,280	44,978
Operating lease liability	2,191	2,318
Other long term liabilities	4,583	2,454
Total long term liabilities	240,803	215,739

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,270 and 1,275 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,810 and $3,825 respectively)	1	1
Common stock, $0.001 par value; 80,000 authorized; 34,582 and 33,461 shares issued and outstanding each period, respectively	35	33
Additional paid-in capital	221,915	205,305
Accumulated deficit	(339,730)	(321,227)
Accumulated other comprehensive loss	(4,934)	(4,350)
Total stockholders' deficit	(122,713)	(120,238)
Total liabilities and stockholders' deficit	$178,452	$160,831

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Unaudited, in thousands except for earnings per share)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues	$65,901	$54,884	$117,950	$97,691
Cost of goods sold	66,115	51,238	121,249	97,653
Gross profit (loss)	(214)	3,646	(3,299)	38
Research and development expenses	51	21	87	44
Selling, general and administrative expenses	7,061	5,753	14,367	11,135
Other operating expense	360	-	360	-
Operating loss	(7,686)	(2,128)	(18,113)	(11,141)
Other expense (income):
Interest expense
Interest rate expense	4,928	4,529	9,363	10,494
Debt related fees and amortization expense	1,740	690	3,566	1,905
Accretion and other expenses of Series A preferred units	1,506	3,800	3,146	5,743
Gain on debt extinguishment	-	(1,134)	-	(1,134)
Gain on litigation	(1,400)	-	(1,400)	-
Other expense (income)	(14,254)	544	(14,295)	513
Loss before income taxes	(206)	(10,557)	(18,493)	(28,662)
Income tax expense	3	-	10	7
Net loss	$(209)	$(10,557)	$(18,503)	$(28,669)

Other comprehensive loss
Foreign currency translation loss	(390)	(184)	(584)	(209)
Comprehensive loss	$(599)	$(10,741)	$(19,087)	$(28,878)

Net loss per common share
Basic	$(0.01)	$(0.34)	$(0.54)	$(1.00)
Diluted	$(0.01)	$(0.34)	$(0.54)	$(1.00)

Weighted average shares outstanding
Basic	34,536	30,924	34,128	28,781
Diluted	34,536	30,924	34,128	28,781

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2022	2021
Operating activities:
Net loss	$(18,503)	$(28,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,389	1,116
Depreciation	2,661	2,764
Debt related fees and amortization expense	3,566	1,905
Intangibles and other amortization expense	23	24
Accretion and other expenses of Series A preferred units	3,146	5,743
Loss on asset disposals	47	-
Gain on debt extinguishment	-	(1,134)
Gain on litigation	(1,400)	-
Loss on lease termination	736	-
Provision for bad debts	-	144
Changes in operating assets and liabilities:
Accounts receivable	294	(70)
Inventories	187	(610)
Prepaid expenses	2,138	(4,393)
Other assets	(1,647)	2,588
Accounts payable	392	(2,711)
Accrued interest expense and fees	8,542	4,361
Other liabilities	(10,054)	729
Net cash used in operating activities	(6,483)	(18,213)

Investing activities:
Capital expenditures	(22,518)	(12,935)
Grant proceeds and other reimbursements received for capital expenditures	6,147	1,224
Net cash used in investing activities	(16,371)	(11,711)

Financing activities:
Proceeds from borrowings	30,622	-
Repayments of borrowings	(16,191)	(53,523)
Lender debt renewal and waiver fee payments	(869)	-
Grant proceeds received for capital expenditures	-	115
Payments on finance leases	(182)	(247)
Proceeds from issuance of common stock in equity offering	5,124	86,319
Proceeds from the exercise of stock options	201	1,032
Proceeds from Series A preferred units financing	-	3,130
Series A preferred financing redemption	-	(300)
Net cash provided by financing activities	18,705	36,526

Effect of exchange rate changes on cash and cash equivalents	(44)	(19)
Net change in cash and cash equivalents for period	(4,193)	6,583
Cash and cash equivalents at beginning of period	7,751	592
Cash and cash equivalents at end of period	$3,558	$7,175

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$14,270	$5,425
Income taxes paid	10	7
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Debt fees added to revolving lines	500	-
Fair value of warrants issued to subordinated debt holders	1,393	281
Fair value of warrants issued for guarantee fees	2,012	-
Fair value of warrants issued to lender for debt issuance costs	3,158	-
Fair value of stock issued to lender	1,335	-
Lender debt extension, waiver, and other fees added to debt	583	1,215
Capital expenditures in accounts payable	10,230	4,948
Payment of debt added to revolving lines	16,266	-
Financing lease liabilities arising from obtaining right of use assets	2,932	-
Capital expenditures purchased on financing	-	55
Issuance of equity to pay off accounts payable	-	893

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the six months ended June 30, 2022

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Loss	deficit

Balance at December 31, 2021	1,275	$1	33,461	$33	$205,305	$(321,227)	$(4,350)	$(120,238)
Issuance of common stock	-	-	341	1	3,348	-	-	3,349
Series B conversion to common stock	(5)	-	1	-	-	-	-	-
Stock options exercised	-	-	263	-	196	-	-	196
Stock-based compensation	-	-	-	-	2,040	-	-	2,040
Issuance and exercise of warrants	-	-	113	-	4,550	-	-	4,550
Foreign currency translation loss	-	-	-	-	-	-	(194)	(194)
Net loss	-	-	-	-	-	(18,294)	-	(18,294)

Balance at March 31, 2022	1,270	$1	34,179	$34	$215,439	$(339,521)	$(4,544)	$(128,591)
Issuance of common stock	-	-	400	1	5,123	-	-	5,124
Stock options exercised	-	-	3	-	4	-	-	4
Stock-based compensation	-	-	-	-	1,349	-	-	1,349
Foreign currency translation loss	-	-	-	-	-	-	(390)	(390)
Net loss	-	-	-	-	-	(209)	-	(209)
Balance at June 30, 2022	1,270	$1	34,582	$35	$221,915	$(339,730)	$(4,934)	$(122,713)

For the six months ended June 30, 2021

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Dollars	Shares	Dollars	Paid-in Capital	Deficit	Loss	deficit

Balance at December 31, 2020	1,323	$1	22,830	$23	$93,426	$(274,080)	$(4,114)	$(184,744)

Issuance of common stock	-	-	5,682	6	62,389	-	-	62,395
Stock options exercised	-	-	1,226	1	1,002	-	-	1,003
Stock-based compensation	-	-	-	-	835	-	-	835
Issuance and exercise of warrants	-	-	113	-	281	-	-	281
Foreign currency translation loss	-	-	-	-	-	-	(25)	(25)
Net loss	-	-	-	-	-	(18,112)	-	(18,112)

Balance at March 31, 2021	1,323	$1	29,851	$30	$157,933	$(292,192)	$(4,139)	$(138,367)
Issuance of common stock	-	-	976	1	24,773	-	-	24,774
Stock options exercised	-	-	745	1	28	-	-	29
Stock-based compensation	-	-	-	-	281	-	-	281
Foreign currency translation loss	-	-	-	-	-	-	(184)	(184)
Net loss	-	-	-	-	-	(10,557)	-	(10,557)
								$-
Balance at June 30, 2021	1,323	$1	31,572	$32	$183,015	$(302,749)	$(4,323)	$(124,024)

The accompanying notes are an integral part of the financial statements.

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis, “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the acquisition, development and commercialization of innovative technologies that replace traditional petroleum-based products.

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

During the second quarter of 2022, Aemetis has completed construction of a third dairy digester and commissioning of the centralized gas cleanup facility and utility gas interconnect located at the Keyes Plant where dairy biogas will be upgraded to RNG and injected into the utility pipeline. Upon receiving pathway certification from the California Air Resources Board (CARB), the fuel is expected to be delivered into the Northern California gas delivery system.

Our ‘Carbon Zero’ biofuels production plants are designed to produce biofuels, including sustainable aviation fuel (“SAF”) and diesel fuel utilizing renewable hydrogen and non-edible renewable oils sourced from existing Aemetis biofuels plants and other sources. The first plant to be built, in Riverbank, California, “Carbon Zero 1”, is expected to utilize hydroelectric and other renewable power available onsite to produce 90 million gallons per year of SAF, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels to reduce GHG emissions and other pollutants associated with conventional petroleum-based fuels. By producing ultra-low carbon renewable fuels, the Company expects to capture higher value D3 Renewable Identification Numbers (“RINs”) and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States Environmental Protection Agency (“EPA”).

On April 1, 2021, we established Aemetis Carbon Capture, Inc. to build Carbon Capture and Sequestration (CCS) projects to generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground. The CCS projects are expected to capture and sequester up to two million metric tons per year of CO₂ at the two Aemetis biofuels plant sites in Keyes and Riverbank, California. In July 2022, Aemetis purchased 24 acres, on the Riverbank Industrial Complex site in Riverbank, California, to develop a CCS injection well. The Company plans to construct a characterization well to obtain both the data and well design information required for the EPA Class VI CO₂ injection well permit application. The well is expected to sequester up to one million metric tons per year of CO₂.

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

The accompanying consolidated condensed balance sheet as of June 30, 2022, the consolidated condensed statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, the consolidated condensed statements of cash flows for the six months ended June 30, 2022 and 2021, and the consolidated condensed statements of stockholders’ deficit for the three and six months ended June 30, 2022 and 2021 are unaudited. The consolidated condensed balance sheet as of December 31, 2021 was derived from the 2021 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three and six months ended June 30, 2022 and 2021 have been prepared on the same basis as the audited consolidated statements as of and for the year ended December 31, 2021 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

California Ethanol: Until May 13, 2020, we sold all our ethanol to J.D. Heiskell & Co. (“J.D. Heiskell”) under the Working Capital and Purchasing Agreement (the “J.D. Heiskell Purchasing Agreement”). On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), under the terms of which we buy all corn from J.D. Heiskell and sell all WDG and corn oil we produce to J.D. Heiskell. Following May 13, 2020 and until October, 2021, we sold the majority of our fuel ethanol production to one customer, Kinergy Marketing, LLC (“Kinergy”), through individual sales transactions. We terminated the Ethanol Marketing Agreement with Kinergy as of September 30, 2021. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex LLC (“Murex”), in which we sell all our ethanol to Murex. Given the similarity of the individual sales transactions with Kinergy and Murex, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to one of our customer’s contracted trucking companies. Upon delivery, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Kinergy and Murex for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. The transaction price is allocated to one performance obligation.

The below table shows our sales in our California Ethanol segment by product category:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Ethanol and high-grade alcohol sales	$47,656	$42,169	$85,551	$72,089
Wet distiller's grains sales	15,150	10,630	26,666	21,665
Other sales	3,085	1,931	5,715	3,304
	$65,891	$54,730	$117,932	$97,058

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

For our California Ethanol segment, we buy corn as feedstock for the production of ethanol, from our working capital partner J.D. Heiskell. Prior to May 13, 2020, we sold all our ethanol, WDG, and corn oil to J.D. Heiskell and we bought all our corn to process into ethanol from J.D. Heiskell. After May 13, 2020, we sold most of our fuel ethanol to one customer, Kinergy, and sold all WDG and corn oil to J.D. Heiskell. During the second quarter of 2021, we signed a biofuels offtake agreement with Murex, and beginning on October 1, 2021 we sold all our fuel ethanol to Murex. We only have customer relationships with Kinergy and Murex, hence the principal and agent criteria are not applied. However, we are still buying corn and selling WDG and corn oil to J.D.Heiskell. We analyzed the principal versus agent relationship criteria below.

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

Dairy Renewable Natural Gas: All of our Dairy Renewable Natural Gas segment revenues during the three and six months ended June 30, 2022 and 2021 were from sales of biogas to the Keyes Plant for use in boilers. This resulted in lowering the carbon intensity of the Keyes Plant and increased revenues on ethanol sold through the California Ethanol segment. These revenues have been eliminated once consolidated. Refer to Note 10 Segment Information for the unconsolidated revenue of our Dairy Renewable Natural Gas segment.

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

The below table shows our sales in our India Biodiesel Segment by product category:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Biodiesel sales	$-	$107	$-	$465
Refined glycerin sales	-	9	-	125
Other sales	10	38	18	43
	$10	$154	$18	$633

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for doubtful accounts once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. We reserved $1.4 million in the allowances for doubtful accounts as of December 31, 2021 and wrote off the balances as uncollectible during the second quarter of 2022.

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

Property, Plant and Equipment. Property, plant, and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of plant and buildings, furniture, machinery, equipment, land, and biogas dairy digesters. Capital expenses for in-process project are accumulated in construction in progress and will be capitalized and depreciated once the capital projects are finished and are in service. The Company’s plant in Goodland, Kansas (the “Goodland Plant”) is partially completed and is not ready for operation. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment—Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. The Company has not recorded any impairment during the three and six months ended June 30, 2022 and 2021.

California Energy Commission Low-Carbon Fuel Production Program. The Company has been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $3.8 million from the LCFPP as of June 30, 2022, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. In 2019, the Company was awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company received all the awarded grant proceeds as of the second quarter of 2021.

In October 2020, the Company was awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $1.6 million from the CDFA 2020 grant program as of June 30, 2022, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank project. The Company receives funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant for reimbursement of capital expenditures of $1.7 million is presented with long-term liabilities as of June 30, 2022, and December 31, 2021. Due to the uncertainty associated with meeting the minimum matching contribution, the reimbursement will be recognized when the Company makes the minimum matching contribution.

U.S. Department of Food and Agriculture Forest Service Grant. Aemetis Advanced Products Keyes (“AAPK”) has been awarded $245 thousand in matching grants from the U.S. Department of Food and Agriculture Forest Service (“US Forest Service”) under the Wood Innovation and Community Wood program. The grant reimburses the Company for continued development of technologies and processes to valorize forest waste for the production of cellulosic ethanol. AAPK has received $73 thousand from the US Forest Service as reimbursement for actual allowable program costs incurred through June 30, 2022.

California Energy Commission Grant for Solar Microgrid, DSC and Battery Backup System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded an $8.0 million grant to design, construct and commission a grid-connected 1.56 MW photovoltaic microgrid and 1.25MW/2.5MWh Battery Energy Storage System integrated with an artificial intelligence-driven distributed control system (DCS). The grant requires $1.55 million in matching contribution. AAFK received $3.3 million in grant funds from this program as reimbursement for actual expenditures incurred through June 30, 2022. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Department of Forestry and Fire Protection Grant. AAPK has been awarded $2 million in matching grants from the CAL FIRE Business and Workforce Development Grant Program (“CAL Fire”) in May 2022. This CAL Fire grant program reimburses AAPK for costs to design, construct, and commission a 2 million gallon per year cellulosic ethanol facility that will convert conifer biomass from forested regions of the Sierra Nevada into an ultra‐low carbon biofuel derived from 100% forest biomass (“CAL Fire Conversion Program”). AAPK must contribute $5.8 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the CAL Fire Conversion Program as reimbursement for actual costs through June 30, 2022.

California Department of Forestry and Fire Protection Grant. AAPK has been awarded $500 thousand in grants from CAL Fire in May 2022. This CAL Fire grant program reimburses AAPK for costs to advance a new‐to‐the world technology that circumvents current limitations surrounding the extraction of cellulosic sugars by pioneering a novel route for deconstructing woody biomass using ionic liquids (“CAL Fire Extraction Program”). AAPK has received no grant funds from the CAL Fire Extraction Program as reimbursement for actual costs through June 30, 2022.

U.S Forest Service Community Wood Grant. Aemetis Advanced Products Riverbank (“AAPR”) has been awarded $642 thousand in matching grants from the U.S Forest Service Wood Innovations Program (“USFS”) in May 2022. The USFS grant program reimburses AAPR for costs to design, construct, and commission a plant to produce cellulosic ethanol using preliminary research and development in partnership with the Joint Bioenergy Institute (JBEI). USFS grant funds will be used to complete the FEL-3 design phase of the entire process, construct a biomass pretreatment unit to extract sugars at the Aemetis Riverbank site and ferment sugars into ethanol at the Keyes Plant. AAPR must contribute $2.4 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the USFS grant program as reimbursement for actual costs through June 30, 2022.

USDA’s Biofuel Producer Program Grant. During the second quarter of 2022, a grant in the amount of $14.2 million was received from the USDA’s Biofuel Producer Program, created as part of the CARES Act, to compensate biofuel producers who experienced market losses due to the COVID-19 pandemic. This was recorded in other expense (income) on the Consolidated Statements of Operations and Comprehensive Loss.

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and six months ended June 30, 2022 and, 2021, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of June 30, 2022 and 2021:

	As of
	June 30, 2022	June 30, 2021

Series B preferred (post split basis)	127	132
Common stock options and warrants	4,748	4,252
Debt with conversion feature at $30 per share of common stock	1,228	1,273

Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	6,103	5,657

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

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiary that operates in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date and the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Transactional gains and losses from foreign currency transactions are recorded in other (income) expense, net.

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

The “Dairy Renewable Natural Gas” reportable segment include, the dairy digesters, pipeline and gas condition hub for the production of biogas from dairies near Keyes, California.

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

2. Inventories

Inventories consist of the following:

	As of
	June 30, 2022	December 31, 2021
Raw materials	$903	$727
Work-in-progress	2,522	2,083
Finished goods	1,480	2,316
Total inventories	$4,905	$5,126

As of June 30, 2022, and December 31, 2021, the Company recognized a lower of cost or net realizable value impairment of $165 thousand and none respectively, related to inventory.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	June 30, 2022	December 31, 2021
Land	$6,156	$4,082
Plant and buildings	122,165	97,110
Furniture and fixtures	1,504	1,334
Machinery and equipment	5,203	5,294
Tenant improvements	56	-
Construction in progress	51,279	55,859
Property held for development	15,437	15,437
Finance lease right of use assets	3,152	2,317
Total gross property, plant & equipment	204,952	181,433
Less accumulated depreciation	(48,162)	(46,332)
Total net property, plant & equipment	$156,790	$135,101

For the three months ended June 30, 2022 and 2021, interest capitalized in property, plant, and equipment was $2.6 million and $0.9 million, respectively. For the six months ended June 30, 2022 and 2021, interest capitalized in property, plant, and equipment was $4.7 million and $1.5 million, respectively.

Construction in progress includes costs for the biogas construction projects (dairy digesters and pipeline), Riverbank projects (sustainable aviation fuel and renewable diesel plant as well as carbon capture characterization well), and energy efficiency projects at the Keyes Plant. Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

For the three months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $1.3 million and $1.4 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $2.7 million and $2.8 million, respectively.

4. Debt

Debt consists of the following:

	June 30, 2022	December 31, 2021
Third Eye Capital term notes	$7,089	$7,095
Third Eye Capital revolving credit facility	54,039	75,980
Third Eye Capital revenue participation term notes	11,912	11,915
Third Eye Capital acquisition term notes	26,464	26,461
Third Eye Capital Fuels Revolving Line	18,393	-
Third Eye Capital Carbon Revolving Line	22,187	-
Cilion shareholder seller notes payable	6,718	6,619
Subordinated notes	15,105	14,304
EB-5 promissory notes	41,004	40,692
Term loans on capital expenditures	5,697	5,701
Total debt	208,608	188,767
Less current portion of debt	24,859	22,778
Total long term debt	$183,749	$165,989

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

On May 11, 2022, Third Eye Capital agreed to the Limited Waiver and Amendment No. 23 to the Note Purchase Agreement (“Amendment No. 23”) to: (i) provide a waiver for the Blocked Account Agreement Violation in which the Borrowers failed to deliver Blocked Account Control Agreements by March 31, 2022, (ii) provide for a waiver of the ratio of note indebtedness covenant for the quarter ended March 31, 2023 and (iii) provide for a waiver of the unfunded capital expenditures covenant for the quarter ended March 31, 2022 in which the Company exceeded the $100,000 capital expenditures limit. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million.

As Amendments No. 19, No. 20, No. 21, No. 22, and No. 23 waived certain covenants for the quarters ended June 30, 2022, September 30, 2022, December 31, 2022, and March 31, 2023. According to ASC 470-10-45 Debt–Other Presentation Matters, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. To assess this guidance, the Company performed ratio and cash flow analysis using its cash flow forecast and debt levels. The Company forecasted sufficient cash flows over the next 12 months to reduce debt levels of Third Eye Capital and meet operations of the Company. Based on this analysis, the Company believes that it is reasonably possible that through a combination of cash flows from operations, sales from EB-5 investments, and proceeds from the sale of common stock, it will be able to meet the ratio of the note indebtedness covenant over the next 12 months. As such, the notes are classified as long-term debt.

On March 6, 2020, we and a subsidiary entered into a one-year reserve liquidity facility governed by a promissory note, payable to Third Eye Capital, in the principal amount of $18 million. On March 14, 2021, Third Eye Capital agreed to increase the amount available under the reserve liquidity facility to $70.0 million. Borrowings under the reserve liquidity facility are available from March 14, 2021 until maturity on April 1, 2023. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2023. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2023. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance. On August 9, 2021, Third Eye Capital agreed to decrease the amount available under the reserve liquidity notes governed by a promissory note to $40.0 million.

Terms of Third Eye Capital Notes

A.	Term Notes. As of June 30, 2022, the Company had $7.2 million in principal and interest outstanding net of $76 thousand unamortized debt issuance costs under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2023*.

B.	Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (18.50% as of June 30, 2022) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2023*. As of June 30, 2022, AAFK had $55.2 million in principal and interest and waiver fees outstanding net of $1.1 million unamortized debt issuance costs under the Revolving Credit Facility.

C.	Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2023*. As of June 30, 2022, AAFK had $12.0 million in principal and interest outstanding net of $119 thousand unamortized debt issuance costs on the Revenue Participation Term Notes.

D.	Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (15.50% per annum as of June 30, 2022) and mature on April 1, 2023*. As of June 30, 2022, Aemetis Facility Keyes, Inc. had $26.7 million in principal and interest and redemption fees outstanding net of $202 thousand unamortized debt issuance costs. The outstanding principal balance includes a total of $7.5 million in redemption fees.

E.	Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $40.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2023. We have no borrowings outstanding under the Reserve Liquidity Notes as of June 30, 2022.

*	The note maturity date can be extended by the Company to April 2024. As a condition to any such extension, the Company would be required to pay a fee of 1% of the carrying value of the debt of which 50% can be paid in cash and 50% can be added to the outstanding debt. As a result of this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

The Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Third Eye Capital Notes allow the lender to accelerate the maturity in the occurrence of any event that could reasonably be expected to have a material adverse effect on the Company, such as any change in the business, operations, or financial condition. The Company has evaluated the likelihood of such an acceleration event and determined such an event to not be probable in the next twelve months. The terms of the notes allow interest to be capitalized.

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

GAFI Term Loan and Revolving Loan. On July 10, 2017, GAFI entered into a Note Purchase Agreement (“Note Purchase Agreement”) with Third Eye Capital. See further discussion regarding GAFI in Note 6. Pursuant to the Note Purchase Agreement, Third Eye Capital agreed, subject to the terms and conditions of the Note Purchase Agreement and relying on each of the representations and warranties set forth therein, to make (i) a single term loan to GAFI in an aggregate amount of $15 million (“Term Loan”) and (ii) revolving advances not to exceed $10 million dollars in the aggregate (the “Revolving Loans”). The interest rate applicable to the Term Loan is equal to 10% per annum. The interest rate applicable to the Revolving Loans is the greater of prime rate plus 7.75% and 12.00% per annum. The maturity date of the loans was extended to July 10, 2021 by exercising an option to extend the GAFI Loan Maturity Date for a fee of $0.5 million. The Company fully repaid the GAFI notes in the first quarter of 2021 and replaced the Note Purchase Agreement with the New Credit Facility, as described below.

Third Eye Capital Revolving Credit Facility for Fuels and Carbon Lines. On March 2, 2022, GAFI and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital , as administrative agent and collateral agent, and the lender party thereto (the “New Credit Facility”). The New Credit Facility provides for two credit facilities with aggregate availability of up to $100 million, consisting of a revolving credit facility with GAFI for up to $50 million (the “Fuels Revolving Line”) and a revolving credit facility with ACCI for up to $50 million (the “Carbon Revolving Line” and together with the Fuels Revolving Line, the “Revolving Lines”). The revolving loans made under the Fuels Revolving Line have a maturity date of March 1, 2025 and will accrue a rate of interest per annum equal to the greater of (i) the prime rate plus 6.00% and (ii) ten percent (10.0%), and the revolving loans made under the Carbon Revolving Line will have a maturity date of March 1, 2026 and accrue a rate of interest per annum equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%). The revolving loans made under the Fuels Revolving Line are available for working capital purposes and the revolving loans made under the Carbon Revolving Line are available for projects that reduce, capture, use or sequester carbon with the objective of reducing carbon dioxide emissions. In connection with the New Credit Facility, the Company agreed to issue to the lender under the New Credit Facility: (i) warrants entitling the lender to purchase 50,000 shares of common stock of the Company at an exercise price equal to $10.20 per share, exercisable for a five-year period from March 2, 2022; and (ii) warrants entitling holders thereof to purchase 250,000 shares of common stock of the Company, at an exercise price equal to $20.00 per share, exercisable for a ten-year period from March 2, 2022. In addition, under the Fuels Revolving Line, we issued 100,000 shares of common stock to existing note holders under the GAFI note purchase agreement. The shares were accounted at fair value and are being amortized over the life of the Fuels Revolving Line. Upon closing of the New Credit Facility, the Company drew on the revolving lines to repay $16.0 million on the higher interest rate AAFK Revolving Credit Facility, $6.1 million in property taxes, and to fund the capital projects and working capital projects.

As of June 30, 2022, GAFI had $20.2 million in principal and interest outstanding net of $1.9 million unamortized debt issuance costs. As of June 30, 2022, ACCI had $25.1 million in principal and interest outstanding net of $2.9 million in unamortized debt issuance costs.

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc. (“Cilion”), on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of June 30, 2022, Aemetis Facility Keyes, Inc. had $6.7 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

At June 30, 2022 and December 31, 2021, the Company had, in aggregate, the amount of $15.1 million and $14.3 million in principal and interest outstanding, respectively, under the Subordinated Notes.

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

The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of June 30, 2022, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. As of June 30, 2022 and December 31, 2021, $32.5 million in principal and $4.3 million in accrued interest and $32.5 million in principal and $4.1 million in accrued interest was outstanding, respectively, on the EB-5 Notes sold under the EB-5 Phase I funding.

On October 16, 2016, the Company launched its EB-5 Phase II funding (the “EB-5 Phase II Funding”), with plans to issue $50.0 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under the Company’s EB-5 Phase I funding, to refinance indebtedness and capital expenditures of Aemetis, Inc. and Goodland Advanced Fuels Inc., (“GAFI”). On November 21, 2019, the minimum investment was raised from $0.5 million per investor to $0.9 million per investor. The Company entered into a Note Purchase Agreement dated with Advanced BioEnergy II, LP, a California limited partnership authorized as a Regional Center to receive EB-5 Phase II funding investments, for the issuance of up to 100 EB-5 Notes bearing interest at 3%. On May 1, 2020 Supplement No. 3 amended the offering documents and lowered the total eligible new EB-5 Phase II funding investors to 60. Eight EB-5 investors have funded at the $0.5 million per investor amount, with 52 new EB-5 Phase II funding investors remaining eligible at the new $0.9 million per investors amount under the current offering. Job creation studies show it may be possible to add additional investors and increase the total offering amount in the future. Each EB-5 note will be issued in the principal amount and due and payable five years from the date of each EB-5 note, for a total aggregate principal amount of up to $50.8 million.

The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of June 30, 2022, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of June 30, 2022, $4.2 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

Secunderabad Oils Operating Agreement. In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as selling, general, and administrative expenses by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 day period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. As of June 30, 2022, the Company had no balance outstanding under this agreement.

Financing Agreement for capital expenditures. The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase membrane dehydration equipment to save energy used in the Keyes Plant. The Company also entered into a financing agreement with Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. The equipment was delivered in March 2020; however, the installation was delayed due to the COVID-19 pandemic. In the fourth quarter of 2021, installation of dehydration equipment occurred allowing for the recording of the asset in property, plant and equipment, net. Hence, we recorded the asset in property, plant and equipment, net and the related liability of $0.7 million in short term borrowings and $4.9 million in other long-term debt, respectively as of June 30, 2022.

Scheduled debt repayments for the Company’s loan obligations by year are as follows:

Twelve Months ended June 30,	Debt Repayments
2023	$24,859
2024	132,218
2025	26,191
2026	29,473
2027	944
There after	1,169
Total debt	214,854
Debt issuance costs	(6,246)
Total debt, net of debt issuance costs	$208,608

5. Commitments and Contingencies

Leases

We have identified assets as the corporate office, warehouse, monitoring equipment and laboratory facilities over which we have control and obtain economic benefits fully. We classified these identified assets as operating leases after assessing the terms under classification guidance. We have entered into several leases for trailers and carbon units with purchase option at the end of the term. We have concluded that it is reasonably certain that we would exercise the purchase option at the end of the term, hence the leases were classified as finance leases. All of our leases have remaining term of less than a year to 15 years.

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

On December 14, 2021, we entered into a real estate purchase agreements and lease disposition and development agreement with the City of Riverbank. We plan to utilize the purchased and leased properties, located at 5300 Claus Road in the city of Riverbank, California, for the construction of the Carbon Zero 1 Facility. The lease commenced on April 1, 2022. The Company evaluated the lease in accordance with ASC 842 – Lease Accounting and classified the lease as a finance lease.

The components of lease expense and sublease income were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Operating lease cost
Operating lease expense	$159	$204	$347	$408
Short term lease expense	75	71	102	110
Variable lease expense	23	21	46	54
Total operating lease cost	$257	$296	$495	$572

Finance lease cost
Amortization of right-of-use assets	$28	$55	$89	$110
Interest on lease liabilities	99	20	119	41
Total finance lease cost	$127	$75	$208	$151

Cash paid for amounts included in the measurement of lease liabilities:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Operating cash flows used in operating leases	$174	$173	$338	$340
Operating cash flows used in finance leases	99	20	118	41
Financing cash flows used in finance leases	50	124	$182	248

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Operating leases
Accretion of the lease liability	$85	$96	$179	$195
Amortization of right-of-use assets	74	108	168	213

Weighted Average Remaining Lease Term
Operating leases		5.9 years
Finance leases		14.1 years

Weighted Average Discount Rate
Operating leases		14.0%
Finance leases		13.4%

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$2,294	$2,462

Current portion of operating lease liability	258	260
Long term operating lease liability	2,191	2,318
Total operating lease liabilities	2,449	2,578

Finance leases
Property and equipment, at cost	$3,152	$2,317
Accumulated depreciation	(72)	(376)
Property and equipment, net	3,080	1,941

Other current liability	196	550
Other long term liabilities	2,849	720
Total finance lease liabilities	3,045	1,270

Maturities of operating lease liabilities were as follows:

Twelve months ended June 30,	Operating leases	Finance leases

2023	$572	$561
2024	581	279
2025	599	179
2026	617	151
2027	636	145
There after	606	11,000
Total lease payments	3,611	12,315
Less imputed interest	(1,162)	(9,270)
Total lease liability	$2,449	$3,045

The Company acts as sublessor in certain leasing arrangements, primarily related to land and buildings. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. Sublease income and head lease expense for these transactions are recognized on a gross basis on the consolidated financial statements. This was recorded in the other operating income section of the Consolidated Statements of Operations and Comprehensive Loss.

The components of lease income for the three and six months ended June 30, 2022 and June 30, 2021 were as follows:

	June 30, 2022	June 30, 2021
Lease income	$377	$-

Future lease commitments to be received by the Company as of June 30, 2022 were as follows:

Twelve months ended June 30,
2023	$830
2024	686
2025	541
2026	474
2027	474
There after	1,303
Total future lease commitments	$4,308

Property taxes

On March 3, 2022, the Company paid $6.1 million to Stanislaus County for property taxes past due.

Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendant EdenIQ, Inc. (“EdenIQ”). The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity that would be primarily owned by Aemetis. On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million and the Company recorded these fees based on the court order. On May 6, 2022 the parties settled the dispute for $4.8 million by entering into a settlement agreement. The settlement was paid and a gain on litigation of $1.4 million was recognized on the income statement in the second quarter of 2022.

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of June 30, 2022, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 2,800,000 of Series A Preferred Units on second tranche for a value of $14.0 million, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The Company is accreting these two tranches to the redemption value of $89.7 million over the estimated future cash flow periods of six years using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of June 30, 2022 and December 31, 2021 based on the evaluation of the other conditions included In the agreement.

In the three months ended March 31, 2021, ABGL issued 626,000 of Series A Preferred Units for incremental proceeds of $3.1 million as part of the second tranche of the Preferred Unit Agreement and redeemed 20,000 of Series A Preferred Units for $0.3 million. Consistent with the previous issuances which were treated as a liability as the conversion option was deemed to be non-substantive, the current issuances are treated as a liability as the conversion option was still deemed to be non-substantive.

The Company recorded Series A Preferred Unit liabilities, net of unit issuance costs and inclusive of accretive preference pursuant to this agreement, and accrued preference payments, classified as current portion of Series A Preferred Units, of $4.6 million and $3.2 million, and long-term liabilities of $50.3 million and $45.0 million as of June 30, 2022 and December 31, 2021, respectively.

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company’s ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets, before intercompany eliminations, of ABGL as of June 30, 2022 were $57.8 million primarily related to biodigesters at three dairies, the gas conditioning hub, and a pipeline which serve as collateral for the Series A Preferred Unit totaling $54.9 million. The Series A Preferred Units are not collateralized by any other assets or guarantees from Aemetis or its subsidiaries.

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

With the approval of the 2019 Stock Plan, the Zymetis 2006 Stock Plan, and Amended and Restated 2007 Stock Plan (collectively, the “Stock Plans”) are terminated for granting any options under either plan. However, any options granted before the 2019 Stock Plan approved will remain outstanding and can be exercised, and any expired options will be available to grant under the 2019 Stock Plan.

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

Common Stock Reserved for Issuance

The following is a summary of awards granted under the Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2021	142	3,763	$2.29
Authorized	1,338	-	-
Options Granted	(939)	939	11.31
RSAs Granted	(60)	-	-
Exercised	-	(266)	0.91
Forfeited/expired	43	(43)	11.55
Balance as of June 30, 2022	524	4,393	$4.21

As of June 30, 2022, there were 2.6 million options vested under the Stock Plans.

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

During the three months ended June 30, 2022 and 2021, the company granted 0 and 30,000 options, respectively. The weighted average fair value calculations for the options granted during these periods are based on the following assumptions:

	For the three months ended June 30,
Description	2022	2021
Dividend-yield	-%	0%
Risk-free interest rate	-%	1.30%
Expected volatility	-%	122.81%
Expected life (years)	-	7
Market value per share on grant date	$-	$13.09
Fair value per option on grant date	$-	$11.79

As of June 30, 2022, the Company had $10.4 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.4 years of weighted average remaining term.

8. Outstanding Warrants

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

	For the six months ended June 30,
Description	2022	2021
Dividend-yield	0%	0%
Risk-free interest rate	1.45%	0.12%
Expected volatility	139.55%	150.17%
Expected life (years)	4	2.00
Exercise price per warrant	$13.33	$0.01
Market value per share on grant date	$13.06	$2.49
Fair value per warrant on grant date	$11.01	$2.48

A summary of historical warrant activity follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2020	95	$2.59	4.95
Granted	292	0.01
Exercised	(332)	0.32
Outstanding December 31, 2021	55	$2.59	3.95
Granted	413	13.33
Exercised	(113)	0.01
Outstanding June 30, 2022	355	$15.92	7.99

All of the above outstanding warrants are vested and exercisable as of June 30, 2022. As of June 30, 2022 and 2021, the Company had no unrecognized compensation expense related to warrants, respectively.

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

As of June 30, 2022 and December 31, 2021, Aemetis had prepayments to J.D. Heiskell of $1.7 million and $4.0 million, respectively.

The J.D. Heiskell sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three and six months ended June 30, 2022 and 2021 were as follows:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2022	2021	2022	2021
Wet distiller's grains sales	$15,150	$10,630	26,666	21,665
Corn oil sales	2,812	1,695	5,150	2,737
Corn purchases	54,352	42,166	98,362	80,159
Accounts receivable	232	65	232	65
Accounts payable	612	509	612	509

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements the Wet Distillers Grains Marketing Agreement matures on December 31, 2022 with automatic one-year renewals thereafter. We terminated the Ethanol Marketing Agreement with Kinergy as of September 30, 2021. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex. Under the terms of the agreement, the initial term matures on October 31, 2023 with automatic one-year renewals thereafter.

Accounts receivable associated with our marketing partners was $0.6 million and $1.2 million as of June 30, 2022 and December 31, 2021.

For the three months ended June 31, 2022 and 2021, the Company expensed marketing costs of $0.8 million and $0.7 million, respectively, and for the six months ended June 30, 2022 and 2021, the Company expensed marketing costs of $1.5 million and $1.4 million, respectively, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement. These marketing costs are and are presented as a part of Selling, General, and Administration expense.

As of June 30, 2022 and 2021, the Company has no forward sales commitments.

10. Segment Information

Aemetis recognizes three reportable segments “California Ethanol”, “Dairy Renewable Natural Gas”, and “India Biodiesel.”

The “California Ethanol” reportable segment includes the Company’s 65 million gallon per year Keyes Plant, and the adjacent land leased for the production of CO₂.

The “Dairy Renewable Natural Gas” reportable segment includes, the dairy digesters, pipeline and gas condition hub for the production of biogas from dairies near Keyes, California.

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

Summarized financial information by reportable segment for the three months ended June 30, 2022 and 2021 follows:

	For the three months ended June 30, 2022
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$65,891	$-	$10	$-	$65,901
Intersegment revenues	-	297	-	-	297
Gross profit (loss)	(152)	(68)	10	(4)	(214)

Interest expense	4,869	7	-	1,792	6,668
Accretion and other expenses of Series A preferred units	-	1,506	-	-	1,506
Capital expenditures	5,366	6,696	69	928	13,059
Depreciation	977	154	164	30	1,325
Total Assets	66,580	55,731	9,324	46,817	178,452

	For the three months ended June 30, 2021
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$54,730	$-	$154	$-	$54,884
Intersegment revenues	-	694	-	-	694
Gross profit (loss)	3,372	327	(15)	(38)	3,646

Interest expense	4,986	3	-	230	5,219
Accretion and other expenses of Series A preferred units	-	3,800	-	-	3,800
Capital expenditures	767	2,503	1	3,104	6,375
Depreciation	1,050	142	174	12	1,378
Total Assets	76,452	27,814	12,306	26,715	143,287

A reconciliation of reportable segment revenues to total consolidated revenue for the three months ended June 30, 2022 and 2021 follow:

	2022	2021
Total revenues for reportable segments	$66,198	$55,578
Elmination of intersegment revenues	(297)	(694)
Total consolidated revenues	$65,901	$54,884

Summarized financial information by reportable segment for the six months ended June 30, 2022 and 2021 follows:

	For the six months ended June 30, 2022
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$117,932	$-	$18	$-	$117,950
Intersegment revenues	-	632	-	-	632
Gross profit (loss)	(3,032)	(275)	18	(10)	(3,299)

Interest expense	10,514	11	-	2,404	12,929
Accretion and other expenses of Series A preferred units	-	3,146	-	-	3,146
Capital expenditures	7,169	12,145	136	3,068	22,518
Depreciation	1,988	300	332	41	2,661
Total Assets	66,580	55,731	9,324	46,817	178,452

	For the six months ended June 30, 2021
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$97,058	$-	$633	$-	$97,691
Intersegment revenues	-	735	-	-	735
Gross profit (loss)	241	(85)	(70)	(48)	38

Interest expense	10,685	6	-	1,708	12,399
Accretion and other expenses of Series A preferred units	-	5,743	-	-	5,743
Capital expenditures	775	6,895	118	5,147	12,935
Depreciation	2,102	284	358	20	2,764
Total Assets	76,452	27,814	12,306	26,715	143,287

A reconciliation of reportable segment revenues to total consolidated revenues for the six months ended June 30, 2022 and 2021 follow:

	2022	2021
Total revenues for reportable segments	$118,582	$98,426
Elmination of intersegment revenues	(632)	(735)
Total consolidated revenues	$117,950	$97,691

California Ethanol: The Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all WDG and corn oil the Company produces to J.D. Heiskell. Sales of ethanol, WDG, corn oil to two customers accounted for 72% and 27% of the Company’s California Ethanol segment revenues for the three months ended June 30, 2022. Sales of ethanol, WDG, and corn oil to two customers accounted for 77% and 23% of the Company’s California Ethanol segment revenues for the three months ended June 30, 2021. Sales of ethanol, WDG, corn oil to two customers accounted for 72% and 27% of the Company’s California Ethanol segment revenues for the six months ended June 30, 2022. Sales of ethanol, WDG, and corn oil to two customers accounted for 74% and 25% of the Company’s California Ethanol segment revenues for the six months ended June 30, 2021.

Dairy Renewable Natural Gas: Substantially all of our Dairy Renewable Natural Gas segment revenues during the three and six months ended June 30, 2022 and 2021 were from sales of biogas to the Keyes Plant for use in boilers, which allowed qualification of carbon credits for the ethanol produced in the Keyes Plant.

11. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of June 30, 2022, $0.1 million remained as a prepaid expense.

On November 4, 2021, the Audit Committee of the Company approved a guarantee fee of $0.4 million to Mr. McAfee. The balance of $0.1 million and $0.3 million, for guaranty fees, remained as an accrued liability as of June 30, 2022 and December 31, 2021, respectively. On January 12, 2022, the Audit Committee of the Company approved a one-time guarantee fee of $2.0 million to McAfee Capital in connection with McAfee Capital’s extension of certain guarantees of the Company’s indebtedness with Third Eye Capital. The Company paid this fee by issuing 180,000 shares of common stock of the Company.

The Company owes various members of the Board amounts totaling $0.2 million as of June 30, 2022 and December 31, 2021, for each period, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended June 30, 2022 and 2021, the Company expensed $0.1 million respectively, in connection with board compensation fees. For the six months ended June 30, 2022 and 2021, the Company expensed $0.2 million during each period, in connection with board compensation fees.

12. Subsequent Events

Subordinated Debt Refinancing

On July 1, 2022, the Subordinated Notes with two accredited investors were amended to extend the maturity date until the earlier of (i) December 31, 2022; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default (as defined in the Note and Warrant Purchase Agreements), including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid in connection with the amendment by adding the fee to the balance of the new note and warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. Accounting for the July 1, 2022 amendments and the refinancing terms of the Subordinated Notes will be evaluated in accordance with ASC 470-50 Debt–- Modification and Extinguishment.

Third Eye Capital Limited Waiver and Amendment No. 24

On August 8th, 2022, Third Eye Capital agreed to Limited Waiver and Amendment No. 24 to the Note Purchase Agreement ("Amendment No. 24") to: (i) provide that the maturity date of the Third Eye Capital Notes may be further extended at our election to April 1, 2024 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, and (ii) provide for a waiver for certain covenant defaults. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash (the "Amendment No. 24 Fee").

Waiver and Amendment to Series A Preferred Unit Purchase Agreement

On August 8th, 2022, ABGL, Protair-X America, Inc. (“Protair”), and Third Eye Capital entered into a Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Amendment") which amends that certain Series A Preferred Unit Purchase Agreement (“PUPA”) dated as of December 20, 2018. The PUPA Amendment provides for: (i) a waiver of certain covenants prohibiting the internal reorganization of ABGL subsidiaries and the incurrence of indebtedness by ABGL and its subsidiaries pursuant to a USDA loan, provided that, among other things, Third Eye Capital shall have received a repayment of at least $[7.3] million to be applied to the Carbon Revolving Line contemporaneously with the closing of the USDA loan; (ii) a waiver of certain operational defaults under the PUPA; and (iii) an amendment which (a) requires ABGL to redeem all of the outstanding Series A Preferred Units by December 31, 2022 (the “Final Redemption Date”) for $116 million; and (b) provides ABGL the right to redeem all of the outstanding Series A Preferred Units by September 30, 2022 for $106 million. The PUPA Amendment further provides that the failure to redeem the Series A Preferred Units by the Final Redemption Date would constitute a triggering event requiring ABGL to enter into a credit agreement with Protair and Third Eye Capital in substantially the form attached to the PUPA Amendment.

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

For the ABGL project, we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the higher carbon credits available in California. Funding for continued construction is based upon obtaining government guaranteed loans and executing on existing and new state grant programs.

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

In addition to the above we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling bonds in the taxable and tax-exempt markets, selling equity through the ATM and otherwise, selling the current EB-5 Phase II offering, or by vendor financing arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2022 and 2021.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

Founded in 2006 and headquartered in Cupertino, California, we are an international renewable natural gas and renewable fuels company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products. We operate in three reportable segments “California Ethanol”, “Dairy Renewable Natural Gas”, and “India Biodiesel”. We have other operating segments determined not to be reportable segments, and are collectively represented by the “All Other” category. At Aemetis, our mission is to generate sustainable and innovative renewable fuel solutions that benefit communities and restore our environment.  We do this through leading the low-carbon fuels industry by building a circular bioeconomy utilizing agricultural waste to produce advanced renewable fuels that produce less greenhouse gas emissions and thereby improve air quality.

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

Our Dairy Renewable Natural Gas segment consists of our subsidiary, Aemetis Biogas, LLC (“ABGL”), which was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. The digesters are connected via an underground private pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce RNG. Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to negative carbon intensity RNG where it will be either injected into the statewide PG&E gas utility pipeline, supplied as compressed RNG that will service local trucking fleets, or used as renewable process energy at the Keyes Plant.  ABGL has completed Phase 1 of our California biogas digester network and pipeline system that converts waste dairy methane gas into Dairy Renewable Natural Gas (“RNG”), including two operational dairy’s and seven miles of pipeline.  ABGL is now executing Phase 2 construction with the completion of sixteen miles of pipeline and the commissioning of the biogas-to-RNG upgrade unit at the Keyes plant as well as beginning construction of additional dairy digesters.

During the second quarter of 2022, Aemetis has completed construction of a third dairy digester and commissioning of the centralized gas cleanup facility and utility gas interconnect located at the Keyes Plant where dairy biogas will be upgraded to RNG and injected into the utility pipeline. Upon receiving pathway certification from the California Air Resources Board (CARB), the fuel is scheduled to be delivered into the Northern California gas delivery system.

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

On April 1, 2021, Aemetis Carbon Capture, Inc. was established to build Carbon Capture and Sequestration (CCS) projects that generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground. California’s Central Valley has been identified as the state’s most favorable region for large-scale CO₂ injection projects due to the subsurface geologic formation that absorbs and retains gases. The CCS projects are expected to capture and sequester up to two million metric tons per year of CO₂ at the two Aemetis biofuels plant sites in Keyes and Riverbank, California. In July 2022, Aemetis purchased 24 acres, on the Riverbank Industrial Complex site in Riverbank, California, to develop a CCS injection well. The Company plans to construct a characterization well to obtain both the data and well design information required for the EPA Class VI CO₂ injection well permit application. The well is expected to sequester up to one million metric tons per year of CO.

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

During the second quarter of 2022, we produced five products at the Keyes Plant: denatured fuel ethanol, WDG, DCO, CO₂, and CDS. During the first quarter of 2020, we transitioned from selling the ethanol we produce to J.D. Heiskell pursuant to the J.D. Heiskell Purchase Agreement, to a model where the ethanol is sold directly to our fuel marketing customers. We own the ethanol stored in our finished goods tank. WDG continues to be sold to A.L. Gilbert and DCO is sold to other customers under the J.D. Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO₂ to Messer Gas in the second quarter of 2020.

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

Dairy Renewable Natural Gas Revenue

In December 2018, we utilized our relationships with California’s Central Valley dairy farmers by signing leases and raising funds to construct dairy digesters, a 40 mile pipeline, and a biogas-to-RNG facility to initially use biogas to power our Keyes Plant and later deliver fuels for sale to utility gas pipeline. We are currently producing RNG from three digesters connected to 20 miles of pipeline, then flowing this gas to our RNG cleanup and compression hub at the Keyes Plant. The RNG upgrade unit at the Keyes Plant is designed to enable the production and delivery of utility-grade RNG for sale as transportation fuel to California customers via pipeline delivery.

In addition to the existing and operating dairy digesters, we currently have three additional dairy digesters that are under construction. We have 24 signed agreements with additional dairies to construct dairy digesters. Our revenue development strategy for the Dairy Renewable Natural Gas segment relies upon continuing to collect bio-methane gas from the existing dairy digesters, continuing to build out the network of dairy digesters, extending the pipeline in Northern California to grow the supply of RNG available for sale and utilizing the biogas-to-RNG upgrade unit to distribute utility-grade RNG to customers statewide. We plan to store the RNG until the LCFS credit pathway for each dairy has been established, after which we will sell the stored gas by delivering it into the utility gas pipeline.

India Biodiesel Revenue

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, fuel station customers, mining customers, industrial customers and tender offers placed by Government Oil Marketing Companies (“OMCs”) for bulk purchases of fuels. In 2020, the tenders were delayed due to COVID-19, and in 2021 the format was changed to allow for monthly bidding on volumes at a price set by the OMCs.  The Company did not participate in tenders during 2021 due to low OMC offer prices. Recently, the government of India updated the national biofuels policy and adopted a new tax on diesel to promote biodiesel blending.  As a result, the OMC’s are pricing the tenders at economically viable levels, allowing for biodiesel producers in India to begin production.

Going forward, the Company expects to participate in offers made by the OMCs on economically reasonable terms.

To further promote the use of biodiesel in India, the India government implemented a program of imposing a penalty on blenders who fail to blend biodiesel into diesel product. This program is scheduled to take effect during the fourth quarter of 2022.

Other Income

During the second quarter of 2022, a grant in the amount of $14.2 million was received from the USDA’s Biofuel Producer Program, created as part of the CARES Act, to compensate biofuel producers who experienced market losses due to the COVID-19 pandemic.

Results of Operations

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, renewable natural gas for our Dairy Renewable Natural Gas segment, biodiesel and refined glycerin for our India Biodiesel, and sublease rental income from All Other.

Three Months Ended June 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$65,891	$54,730	$11,161	20%
Dairy Renewable Natural Gas*	297	694	(397)	-57.2%
India Biodiesel	10	154	(144)	-93.5%
All other	-	-	-	0.0%
Eliminations	(297)	(694)	397	-57.2%
Total	$65,901	$54,884	$11,017	20%

*All Dairy Renewable Natural Gas revenue is intercompany.

California Ethanol. For the three months ended June 30, 2022, the Company generated 72% of revenue from sales of ethanol, 23% from sales of WDG, and 5% from sales of corn oil, CDS, CO₂, and other sales. Plant production averaged 111% of the 55 million gallon per year nameplate capacity. The increase in revenues was due to the increase in price of ethanol per gallon sold to $3.13 for the three months ended June 30, 2022, compared to $2.78 for the same period ended June 30, 2021, while volume of ethanol gallons sold remained consistent at 15.2 million gallons. The average price of WDG increased by 39% to $145.74 per ton for the three months ended June 30, 2022 while WDG sales volume increased by 3% to 104 thousand tons in the three months ended June 30, 2022 compared to 101 thousand tons in the three months ended June 30, 2021.

Dairy Renewable Natural Gas. During the three months ended June 30, 2022 and 2021, we recognized revenue of $297 thousand and $694 thousand, respectively, to an intercompany party. The decrease in the three months ended June 30, 2022 revenue compared to the three months ended June 30, 2021 was due to LCFS pathway being approved in the second quarter of 2021, which applied retroactively since the inception of the first two dairy digesters. For revenue on a comparable basis the dairy digesters produced and sold MMBTU of 14.9 thousand and 13.1 thousand in the three months ended June 30, 2022 and 2021.

India Biodiesel. For the three months ended June 30, 2022, we generated 100% of our revenues from the other sales, compared to 70% of our revenues from the sale of biodiesel, 5% of our revenues from the sale of refined glycerin, and 25% of our sales from other sales for the three months ended June 30, 2021. The decrease in revenues was primarily attributable to the Kakinada Plant not bidding on the Indian government tenders due to higher feedstock costs making conversion to biodiesel unviable. Biodiesel sales volume decreased by 100% to 0 metric tons in the three months ended June 30, 2022 compared to 105 metric tons in the three months ended June 30, 2021. Refined glycerin sales volume decreased by 100% to 0 metric tons in the three months ended June 30, 2022, compared to 9 metric tons in the three months ended June 30, 2021.

Cost of Goods Sold

Three Months Ended June 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$66,043	$51,358	$14,685	28.6%
Dairy Renewable Natural Gas	365	367	(2)	-0.5%
India Biodiesel	-	169	(169)	-100.0%
All other	4	38	(34)	-89.5%
Eliminations	(297)	(694)	397	-57.2%
Total	$66,115	$51,238	$14,877	29%

California Ethanol. We ground 5.3 million and 5.2 million bushels of corn in the three months ended June 30, 2022 and 2021, respectively. Our average cost of feedstock per bushel increased to $10.21 per bushel during the three months ended June 30, 2022 compared to $8.04 per bushel for the three months ended June 30, 2021. In addition, for the three months ended June 30, 2022, we incurred $1.5 million more in natural gas costs, $0.1 million more in chemical costs, and $0.6 million more in transportation costs compared to the same period in 2021.

Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, production bonuses, and depreciation.

India Biodiesel. The decrease in costs of goods sold was attributable to the decrease in biodiesel feedstock volume in the three months ended June 30, 2022.

Gross profit (loss)

Three Months Ended June 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$(152)	$3,372	$(3,524)	-104.5%
Dairy Renewable Natural Gas	(68)	327	(395)	-120.8%
India Biodiesel	10	(15)	25	166.7%
All other	(4)	(38)	34	89.5%
Total	$(214)	$3,646	$(3,860)	-106%

California Ethanol. Gross profit decreased by 106% in the three months ended June 30, 2022 primarily due to increases in the prices of corn, natural gas and transportation costs partially offset by price increases in ethanol and WDG.

Dairy Renewable Natural Gas. Gross loss in the three months ended June 30, 2022 relates to increase in expenses in connection with ramp up of our Dairy Renewable Natural Gas business.

Operating (income)/expense and non-operating (income)/expense

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

Other operating income consists of sublease rental income and a loss on lease termination.

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

Three Months Ended June 30, (in thousands)

	2022	2021	Inc/(dec)	% change
Research and development expenses	$51	$21	$30	142.9%
Selling, general and administrative expenses	7,061	5,753	1,308	22.7%
Other operating expense	360	-	360	100.0%
Other expense (income):
Interest expense
Interest rate expense	$4,928	$4,529	$399	8.8%
Debt related fees and amortization expense	1,740	690	1,050	152.2%
Accretion and other expenses of Series A preferred units	1,506	3,800	(2,294)	-60.4%
Gain on debt extinguishment	-	(1,134)	1,134	-100.0%
Gain on litigation	(1,400)	-	(1,400)	100.0%
Other expense (income)	(14,254)	544	(14,798)	-2720.2%

The increase in SG&A expenses for the three months ended June 30, 2022 was principally due to increases in salaries and wages of $1.3 million, as part of the development of our ultra-low carbon initiatives. SG&A expenses as a percentage of revenue in the three months ended June 30, 2022 remained consistent compared to the comparable period in 2021 at 10%.

Other operating expense is related to a loss on lease termination caused by the termination of two finance leases, partially offset by Riverbank sublease rental income.

Interest expense increased in the three months ended June 30, 2022 due to obtaining and drawing on the Revolving Loans, partially offset by principal debt payments made to Third Eye Capital in the first and second quarter of 2022, coupled with capitalizing interest on our capital projects. Debt related fees and amortization increased due to debt issuance costs and extension fees being incurred in 2022 related to extending the Third Eye Capital debt and obtaining the Revolving Loans. The decrease in accretion and other expenses of the Series A Preferred Units was due to capitalized interest related to the ABGL project increasing and offsetting accretion expense. For the three months ended June 30, 2022 and 2021 capitalized interest was $2.0 million and $0.7 million, respectively. Gain on debt extinguishment was related to the PPP loan being forgiven in the 2021. Gain on litigation arose from the settlement of the EdenIQ lawsuit in the three months ended June 30, 2022. Other expense (income) change is related to a grant in the amount of $14.2 million received from the USDA's Biofuel Producer Program, created as part of the CARES Act, to compensate biofuel producers who experienced market losses due to the COVID-19 pandemic.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues

Six Months Ended June 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$117,932	$97,058	$20,874	21.5%
Dairy Renewable Natural Gas*	632	735	(103)	-14.0%
India Biodiesel	18	633	(615)	-97.2%
All other	-		-	100.0%
Eliminations	(632)	(735)	103	-14.0%
Total	$117,950	$97,691	$20,259	20.7%

*All Dairy Renewable Natural Gas revenue is intercompany.

California Ethanol. For the six months ended June 30, 2022, the Company generated 73% of revenue from sales of ethanol, 23% from sales of WDG, and 4% from sales of corn oil, CDS, CO₂, and other sales. Plant production averaged 109% of the 55 million gallon per year nameplate capacity. The increase in revenues was due to an increase in price of ethanol to $2.86 per gallon for the six months ended June 30, 2022, compared to $2.34 per gallon for the same period ended June 30, 2021, which was partially offset by the decrease in volume of ethanol gallons sold from 30.8 million gallons for the six months ended June 30, 2021 to 29.9 million gallons for the six months ended June 30, 2022. The average price of WDG increased by 24% to $130 per ton for the six months ended June 30, 2022 while WDG sales volume decreased to 204 thousand tons in the six months ended June 30, 2022 compared to 205 thousand tons in the six months ended June 30, 2021.

Dairy Renewable Natural Gas. During the six months ended June 30, 2022 and 2021, we recognized revenue of $632 thousand and $735 thousand, respectively to an intercompany party.

India Biodiesel. For the six months ended June 30, 2022, we generated 100% of our revenues from the other sales, compared to 74% of our revenues from the sale of biodiesel, 20% of our revenues from the sale of refined glycerin, and 6% of our sales from other sales for the three months ended June 30, 2021. The decrease in revenues was primarily attributable to the Kakinada Plant not receiving orders from the Indian government due to higher feedstock costs making conversion to biodiesel unviable. Biodiesel sales volume decreased by 100% to 0 metric tons in the six months ended June 30, 2022 compared to 455 metric tons in the six months ended June 30, 2021. Refined glycerin sales volume decreased by 100% to 0 metric tons in the six months ended June 30, 2022, compared to 130 metric tons in the six months ended June 30, 2021.

Cost of Goods Sold

Six Months Ended June 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$120,964	$96,817	$24,147	24.9%
Dairy Renewable Natural Gas	907	820	87	10.6%
India Biodiesel	-	703	(703)	-100.0%
All other	10	48	(38)	-79.2%
Eliminations	(632)	(735)	103	-14.0%
Total	$121,249	$97,653	$23,596	24.2%

California Ethanol. We ground 10.4 million and 10.7 million bushels of corn in the six months ended June 30, 2022 and 2021, respectively. Our average cost of feedstock per bushel increased to $9.50 per bushel during the six months ended June 30, 2022 compared to $7.44 per bushel for the six months ended June 30, 2021. In addition, for the six months ended June 30, 2022, we incurred $2.4 million more in natural gas costs, $0.3 million more in chemical costs, and $0.9 million more in transportation costs.

Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, production bonuses, and depreciation.

India Biodiesel. The decrease in costs of goods sold was attributable to the decrease in biodiesel feedstock volume in the six months ended June 30, 2022.

Gross profit (loss)

Six Months Ended June 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$(3,032)	$241	$(3,273)	-1358.1%
Dairy Renewable Natural Gas	(275)	(85)	(190)	223.5%
India Biodiesel	18	(70)	88	-125.7%
All other	(10)	(48)	38	-79.2%
Total	$(3,299)	$38	$(3,337)	-8781.6%

California Ethanol. Gross profit decreased in the six months ended June 30, 2022 primarily due to increases in the prices of corn, natural gas, chemical costs, and transportation costs.

Dairy Renewable Natural Gas. Gross loss increased in the six months ended June 30, 2022 primarily due to increase in expenses in connection with ramp up of our Dairy Renewable Natural Gas business.

Operating (income)/expense and non-operating (income)/expense

Six Months Ended June 30, (in thousands)

	2022	2021	Inc/(dec)	% change
Research and development expenses	$87	$44	$43	97.7%
Selling, general and administrative expenses	14,367	11,135	3,232	29.0%
Other operating expense	360	-	360	100.0%
Other expense (income):
Interest expense
Interest rate expense	$9,363	$10,494	$(1,131)	-10.8%
Debt related fees and amortization expense	3,566	1,905	1,661	87.2%
Accretion and other expenses of Series A preferred units	3,146	5,743	(2,597)	-45.2%
Gain on debt extinguishment	-	(1,134)	1,134	-100.0%
Gain on litigation	(1,400)	-	(1,400)	100.0%
Other expense (income)	(14,295)	513	(14,808)	-2886.5%

The increase in SG&A expenses for the six months ended June 30, 2022 was due to increases in salaries and wages of $2.7 million, as part of the development of our ultra-low carbon initiatives. SG&A expenses as a percentage of revenue in the six months ended June 30, 2022 increased to 12% as compared to 11% in the corresponding period of 2021.

Other operating expense is related to a loss on lease termination caused by the termination of two finance leases, partially offset by Riverbank sublease rental income.

Interest expense decreased in the six months ended June 30, 2022 due to principal debt payments made to Third Eye Capital in the first and second quarter of 2022, coupled with capitalizing interest on our capital projects. Debt related fees and amortization increased due to debt issuance costs and extension fees being incurred in 2022 related to extending the Third Eye Capital debt and obtaining the Revolving Loans. The decrease in accretion and other expenses of the Series A Preferred Units was due to capitalized interest related to the ABGL project increasing and offsetting accretion. For the six months ended June 30, 2022 and 2021 capitalized interest was $3.6 million $1.2 million, respectively. Gain on debt extinguishment was related to the PPP loan being forgiven in the 2021. Gain on litigation arose from the settlement of the EdenIQ lawsuit in the three months ended June 30, 2022. Other expense (income) change is related to a grant in the amount of $14.2 million received from the USDA's Biofuel Producer Program, created as part of the CARES Act, to compensate biofuel producers who experienced market losses due to the COVID-19 pandemic.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $3.6 million at June 30, 2022, of which $3.1 million was held in North America and the rest was held at our Indian subsidiary. Our current ratio at June 30, 2022 was 0.25, compared to a current ratio of 0.32 at December 31, 2021. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$3,558	$7,751
Current assets (including cash, cash equivalents, and deposits)	15,045	20,693
Current and long term liabilities (excluding all debt)	92,557	92,302
Current & long term debt	208,608	188,767

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.8 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $0.5 million per investor to $0.9 million per investor. As of June 30, 2022, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to us. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

For the ABGL project, we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the higher carbon credits available in California. Funding for continued construction is based upon, obtaining government guaranteed loans and executing on existing and new state grant programs.

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

In addition to the above we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling bonds in the taxable and tax-exempt markets, selling equity through the ATM and otherwise, selling the current EB-5 Phase II offering, or by vendor financing arrangements.

At June 30, 2022, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $140 million. The maturity dates for the Third Eye Capital financing arrangements are April 1, 2023, for $100 million with the ability to extend to April 1, 2024, March 1, 2025, for $18 million and March 1, 2026, for $22 million.

As of June 30, 2022, we have $4.9 million available under our revolving credit lines.

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

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the six months ended June 30, 2022:

Increases to debt:
Accrued interest	$9,883
Maturity date extension fee and other fees added to senior debt	1,937
Sub debt extension fees	340
Fuels Revolving Line draw	19,954
Carbon Revolving Line draw	27,226
	Total increases to debt	$59,340
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(34,580)
Principal and interest payments to EB-5 investors	(104)
Change in debt issuance costs, net of amortization	(4,811)
Term loan payments	(4)
	Total decreases to debt	$(39,499)
	Change in total debt	$19,841

Working capital changes resulted in (i) a $0.2 million decrease in inventories, (ii) a $0.3 million decrease in accounts receivable due to repayments of Murex accounts receivable, (iii) a $0.8 million decrease in prepaid expenses mainly due to the use of a $2.5 million J.D. Heiskell pre-payment, partially offset by an increase in prepaid guarantee fees of $1.7 million, (iv) a decrease in other current assets of $0.1, and (v) a $4.2 million decrease in cash.

Net cash used in operating activities during the six months ended June 30, 2022, was $6.5 million, consisting of non-cash charges of $12.2 million, net cash used by operating assets and liabilities of $0.3 million, and net loss of $18.5 million. The non-cash charges consisted of: (i) $3.6 million in amortization of debt issuance costs and other intangible assets, (ii) $2.7 million in depreciation expenses, (iii) $3.4 million in stock-based compensation expense, (iv) $3.1 million in preferred unit accretion and other expenses of Series A preferred units, (v) a loss on lease termination of $0.7 million, and (vi) a gain on litigation of $1.4 million. Net changes in operating assets and liabilities consisted primarily of a decrease in (i) inventories of $0.2 million, (ii) prepaid expenses of $2.1 million, (iii) an increase in accounts payable of $0.4 million, (iv) a decrease in accounts receivable of $0.3 million, (v) an increase in accrued interest of $8.5 million, partially offset by (vi) an increase in other assets of $1.6 million, and (vii) a decrease in other liabilities of $10.1.

Cash used by investing activities was $16.4 million, of which $22.5 million were used by capital projects, partially offset by grant proceeds and other reimbursements of $6.1 million.

Cash provided by financing activities was $18.7 million, consisting primarily of $0.2 million from exercises of stock options, $5.1 million from issuance of common stock and $30.6 million from proceeds from borrowings, partially offset by repayments of borrowings of $16.2 million, debt renewal and waiver fee payments of $0.9 million, and payments on finance leases of $0.2 million.

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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that, although remediation plans were initiated to address the material weaknesses over financial reporting as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is compiled and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2021, we initiated a remediation plan to address the material weaknesses in our internal control over financial reporting identified as of the fiscal year then ended. Our efforts to improve our internal controls are ongoing.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2021, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2021.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

On August 31, 2016, the Company filed a lawsuit in Santa Clara County Superior Court against defendant EdenIQ, Inc. (“EdenIQ”).  The lawsuit was based on EdenIQ’s wrongful termination of a merger agreement that would have effectuated the merger of EdenIQ into a new entity that would be primarily owned by Aemetis.  On July 24, 2019, the court awarded EdenIQ a portion of the fees and costs it had sought in the amount of approximately $6.2 million and the Company recorded these fees based on the court order. On May 6, 2022, the parties settled the dispute for $4.8 million by entering into a settlement agreement. The settlement gain of $1.4 million was recognized on the income statement in the second quarter of 2022.

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

We have experienced inflationary impacts on key production inputs, feedstock, wages and other costs of labor, equipment, services, and other business expenses. Commodity prices and transportation costs in particular have risen significantly over the past year. Inflation and its negative impacts could escalate in future periods. In addition, inflation is often accompanied by higher interest rates.

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

No unresolved defaults on senior securities occurred during the six months ended June 30, 2022.

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

10.1

Limited Waiver and Amendment No. 24 to Amended and Restated Note Purchase Agreement, dated as of August 8, 2022 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.

10.2*	Waiver and Amendment to Series A Preferred Unit Purchase Agreement, dated as of August 8, 2022 by and among Aemetis Biogas LLC, Protair-X Americas, Inc., and Third Eye Capital Corporation.

* The schedule to this agreement has been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of the omitted schedule will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2022

