Form 10-Q
period 2022-09-30
AEMETIS, INC
filed 2022-11-07
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Large accelerated filer ☐ Accelerated filer ☑      Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s Common Stock on October 31, 2022 was 35,043,877 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2022

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop new and to maintain and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to extend or refinance our senior debt on terms reasonably acceptable to us or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to fund, develop, build, maintain and operate digesters, facilities and pipelines for our Dairy Renewable Natural Gas segment; our ability to fund, develop and operate our CCS projects, including obtaining required permits; our ability to receive awarded grants by meeting all of the required conditions, including meeting the minimum contributions; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “could,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous markets and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference, as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands except for par value)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents ($0 and $19 respectively from VIE)	$251	$7,751
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,404 as of September 30, 2022 and December 31, 2021, respectively	9,127	1,574
Inventories, net of allowance for excess and obsolete inventory of $1,040 as of September 30, 2022 and December 31, 2021, respectively	10,431	5,126
Prepaid expenses ($223 and $335 respectively from VIE)	3,671	5,598
Other current assets	571	644
Total current assets	24,051	20,693

Property, plant and equipment, net ($63,961 and $39,625 respectively from VIE)	169,485	135,101
Operating lease right-of-use assets ($0 and $10 respectively from VIE)	2,227	2,462
Other assets ($584 and $38 respectively from VIE)	3,112	2,575
Total assets	$198,875	$160,831

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($11,545 and $4,950 respectively from VIE)	$32,938	$16,415
Current portion of long term debt	10,204	8,192
Short term borrowings ($9 and $9 respectively from VIE)	18,816	14,586
Mandatorily redeemable Series B convertible preferred stock	3,992	3,806
Accrued property taxes ($0 and $121 respectively from VIE)	1,028	6,830
Accrued contingent litigation fees	-	6,200
Current portion of operating lease liability ($6 and $11 respectively from VIE)	267	260
Current portion of Series A preferred units ($109,401 and $3,169 respectively from VIE)	109,401	3,169
Other current liabilities ($442 and $306 respectively from VIE)	6,448	5,872
Total current liabilities	183,094	65,330
Long term liabilities:
Senior secured notes and revolving notes	151,086	121,451
EB-5 notes	31,000	32,500
Other long term debt ($33 and $40 respectively from VIE)	11,876	12,038
Series A preferred units ($0 and $44,978 respectively from VIE)	-	44,978
Operating lease liability	2,120	2,318
Other long term liabilities	4,589	2,454
Total long term liabilities	200,671	215,739

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,270 and 1,275 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,810 and $3,825 respectively)	1	1
Common stock, $0.001 par value; 80,000 authorized; 35,043 and 33,461 shares issued and outstanding each period, respectively	35	33
Additional paid-in capital	226,883	205,305
Accumulated deficit	(406,575)	(321,227)
Accumulated other comprehensive loss	(5,234)	(4,350)
Total stockholders' deficit	(184,890)	(120,238)
Total liabilities and stockholders' deficit	$198,875	$160,831

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Unaudited, in thousands except for loss per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues	$71,831	$49,895	$189,781	$147,586
Cost of goods sold	72,935	54,680	194,184	152,333
Gross profit (loss)	(1,104)	(4,785)	(4,403)	(4,747)

Research and development expenses	52	22	139	66
Selling, general and administrative expenses	6,867	5,087	21,234	16,222
Other operating (income)	(428)	-	(68)	-
Operating loss	(7,595)	(9,894)	(25,708)	(21,035)

Other expense (income):
Interest expense
Interest rate expense	5,456	4,408	14,819	14,902
Debt related fees and amortization expense	1,633	1,140	5,199	3,045
Accretion and other expenses of Series A preferred units	2,774	2,185	5,920	7,928
Loss (gain) on debt extinguishment	49,386	-	49,386	(1,134)
Gain on litigation	-	-	(1,400)	-
Other (income) expense	(2)	(30)	(14,297)	483
Loss before income taxes	(66,842)	(17,597)	(85,335)	(46,259)
Income tax expense	3	-	13	7
Net loss	$(66,845)	$(17,597)	$(85,348)	$(46,266)

Other comprehensive loss
Foreign currency translation loss	(300)	22	(884)	(187)
Comprehensive loss	$(67,145)	$(17,575)	$(86,232)	$(46,453)

Net loss per common share
Basic	$(1.92)	$(0.55)	$(2.49)	$(1.55)
Diluted	$(1.92)	$(0.55)	$(2.49)	$(1.55)

Weighted average shares outstanding
Basic	34,769	31,857	34,344	29,818
Diluted	34,769	31,857	34,344	29,818

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2022	2021
Operating activities:
Net loss	$(85,348)	$(46,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,934	1,401
Depreciation	4,039	4,106
Debt related fees and amortization expense	5,199	3,045
Intangibles and other amortization expense	35	35
Accretion and other expenses of Series A preferred units	5,920	7,928
Loss on asset disposals	47	-
Loss (gain) on debt extinguishment	49,386	(1,134)
Gain on litigation	(1,400)	-
Loss on lease termination	736	-
Provision for bad debts	-	144
Changes in operating assets and liabilities:
Accounts receivable	(7,987)	50
Inventories	(5,639)	(902)
Prepaid expenses	2,786	(2,847)
Other assets	(505)	2,475
Accounts payable	8,754	(4,624)
Accrued interest expense and fees	12,801	9,256
Other liabilities	(10,065)	7,340
Net cash used in operating activities	(16,307)	(19,993)

Investing activities:
Capital expenditures	(28,931)	(18,771)
Grant proceeds and other reimbursements received for capital expenditures	7,401	1,224
Net cash used in investing activities	(21,530)	(17,547)

Financing activities:
Proceeds from borrowings	39,860	-
Repayments of borrowings	(16,191)	(53,523)
Lender debt renewal and waiver fee payments	(1,169)	(1,008)
Grant proceeds received for capital expenditures	-	115
Payments on finance leases	(314)	(373)
Proceeds from issuance of common stock in equity offering	7,996	94,203
Proceeds from the exercise of stock options	206	1,104
Proceeds from Series A preferred units financing	-	3,130
Series A preferred financing redemption	-	(300)
Net cash provided by financing activities	30,388	43,348

Effect of exchange rate changes on cash and cash equivalents	(51)	(11)
Net change in cash and cash equivalents for period	(7,500)	5,797
Cash and cash equivalents at beginning of period	7,751	592
Cash and cash equivalents at end of period	$251	$6,389

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$15,476	$5,646
Income taxes paid	10	7
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Debt fees added to revolving lines	800	-
Fair value of warrants issued to subordinated debt holders	1,939	1,546
Fair value of warrants issued for guarantee fees	2,012	-
Fair value of warrants issued to lender for debt issuance costs	3,158	-
Fair value of stock issued to lender	1,335	-
Lender debt extension, waiver, and other fees added to debt	583	608
Capital expenditures in accounts payable	15,957	4,695
Payment of debt added to revolving lines	16,266	-
Financing lease liabilities arising from obtaining right of use assets	2,932	113
Capital expenditures purchased on financing	290	55
Issuance of equity to pay off accounts payable	-	893

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the nine months ended September 30, 2022
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2021	1,275	$1	33,461	$33	$205,305	$(321,227)	$(4,350)	$(120,238)

Issuance of common stock	-	-	341	1	3,348	-	-	3,349
Series B conversion to common stock	(5)	-	1	-	-	-	-	-
Stock options exercised	-	-	263	-	196	-	-	196
Stock-based compensation	-	-	-	-	2,040	-	-	2,040
Issuance and exercise of warrants	-	-	113	-	4,550	-	-	4,550
Foreign currency translation loss	-	-	-	-	-	-	(194)	(194)
Net loss	-	-	-	-	-	(18,294)	-	(18,294)
Balance at March 31, 2022	1,270	$1	34,179	$34	$215,439	$(339,521)	$(4,544)	$(128,591)

Issuance of common stock	-	-	400	1	5,123	-	-	5,124
Stock options exercised	-	-	3	-	4	-	-	4
Stock-based compensation	-	-	-	-	1,349	-	-	1,349
Foreign currency translation loss	-	-	-	-	-	-	(390)	(390)
Net loss	-	-	-	-	-	(209)	-	(209)
Balance at June 30, 2022	1,270	$1	34,582	$35	$221,915	$(339,730)	$(4,934)	$(122,713)

Issuance of common stock	-	-	319	-	2,872	-	-	2,872
Stock options exercised	-	-	29	-	5	-	-	5
Stock-based compensation	-	-	-	-	1,545	-	-	1,545
Issuance and exercise of warrants	-	-	113	-	546	-	-	546
Foreign currency translation gain	-	-	-	-	-	-	(300)	(300)
Net loss	-	-	-	-	-	(66,845)	-	(66,845)
Balance at September 30, 2022	1,270	$1	35,043	$35	$226,883	$(406,575)	$(5,234)	$(184,890)

For the nine months ended September 30, 2021
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2020	1,323	$1	22,830	$23	$93,426	$(274,080)	$(4,114)	$(184,744)

Issuance of common stock	-	-	5,682	6	62,389	-	-	62,395
Stock options exercised	-	-	1,226	1	1,002	-	-	1,003
Stock-based compensation	-	-	-	-	835	-	-	835
Issuance and exercise of warrants	-	-	113	-	281	-	-	281
Foreign currency translation loss	-	-	-	-	-	-	(25)	(25)
Net loss	-	-	-	-	-	(18,112)	-	(18,112)
Balance at March 31, 2021	1,323	$1	29,851	$30	$157,933	$(292,192)	$(4,139)	$(138,367)

Issuance of common stock	-	-	976	1	24,773	-	-	24,774
Stock options exercised	-	-	745	1	28	-	-	29
Stock-based compensation	-	-	-	-	281	-	-	281
Foreign currency translation loss	-	-	-	-	-	-	(184)	(184)
Net loss	-	-	-	-	-	(10,557)	-	(10,557)
Balance at June 30, 2021	1,323	$1	31,572	$32	$183,015	$(302,749)	$(4,323)	$(124,024)

Issuance of common stock	-	-	576	1	7,883	-	-	7,884
Series B conversion to common stock	(38)	-	4	-	-	-	-	-
Stock options exercised	-	-	299	-	72	-	-	72
Stock-based compensation	-	-	-	-	285	-	-	285
Issuance and exercise of warrants	-	-	113	-	1,265	-	-	1,265
Foreign currency translation gain	-	-	-	-	-	-	22	22
Net loss	-	-	-	-	-	(17,597)	-	(17,597)
Balance at September 30, 2021	1,285	$1	32,564	$33	$192,520	$(320,346)	$(4,301)	$(132,093)

The accompanying notes are an integral part of the financial statements.

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis, “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas, and renewable fuels company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products. We operate in three reportable segments “California Ethanol”, “Dairy Renewable Natural Gas”, and “India Biodiesel”. We have other operating segments determined not to be reportable segments and are collectively represented by the “All Other” category. At Aemetis, our mission is to generate sustainable and innovative renewable fuel solutions that benefit communities and restore our environment. We do this through leading the low-carbon fuels industry by building a circular bioeconomy utilizing agricultural waste to produce advanced renewable fuels that produce less greenhouse gas emissions and thereby improve air quality.

We own and operate a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. In the third quarter of 2022, a Mitsubishi Chemical Corporation ZEBREXTM ethanol dehydration system was commissioned, a key first step in the electrification of the Keyes Plant, which reduces our overall energy use and lowers the carbon intensity of our ethanol.

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

Our Carbon Zero biofuels production plants are designed to produce biofuels, including sustainable aviation fuel (“SAF”) and diesel fuel utilizing renewable hydrogen and non-edible renewable oils sourced from existing Aemetis biofuels plants and other sources. The first plant to be built in Riverbank, California, is expected to utilize hydroelectric and other renewable power available onsite to produce 90 million gallons per year of SAF, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels to reduce GHG emissions and other pollutants associated with conventional petroleum-based fuels. By producing ultra-low carbon renewable fuels, the Company expects to capture higher value D3 Renewable Identification Numbers (“RINs”) and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States Environmental Protection Agency (“EPA”).

Aemetis Carbon Capture, Inc. was formed to build Carbon Capture and Sequestration ("CCS") projects to generate LCFS and IRS 45Q credits by injecting CO₂ into wells which are monitored for emissions to ensure the long-term sequestration of carbon underground. The CCS projects are expected to capture and sequester up to two million metric tons per year of CO₂ at the two Aemetis biofuels plant sites in Keyes and Riverbank, California. In July 2022, Aemetis purchased 24 acres, on the Riverbank Industrial Complex site in Riverbank, California, to develop a CCS injection well. The Company plans to construct a characterization well to obtain both the data and well design information required for the EPA Class VI CO₂ injection well permit application. The well is expected to sequester up to one million metric tons per year of CO₂.

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

The accompanying consolidated condensed balance sheet as of September 30, 2022, the consolidated condensed statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, the consolidated condensed statements of cash flows for the nine months ended September 30, 2022 and 2021, and the consolidated condensed statements of stockholders’ deficit for the three and nine months ended September 30, 2022 and 2021 are unaudited. The consolidated condensed balance sheet as of December 31, 2021 was derived from the 2021 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2021 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three and nine months ended September 30, 2022 and 2021 have been prepared on the same basis as the audited consolidated statements as of and for the year ended December 31, 2021 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

The below table shows our sales in our California Ethanol segment by product category:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Ethanol and high-grade alcohol sales	$44,673	$39,131	$130,224	$111,220
Wet distiller's grains sales	13,003	8,919	39,669	30,584
Other sales	3,231	1,782	8,947	5,086
	$60,908	$49,832	$178,840	$146,890

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

Dairy Renewable Natural Gas: All of our Dairy Renewable Natural Gas segment revenues during the three and nine months ended September 30, 2022 and 2021 were from sales of biogas to the Keyes Plant for use in boilers. This resulted in lowering the carbon intensity of the Keyes Plant and increased revenues on ethanol sold through the California Ethanol segment. These revenues have been eliminated once consolidated. Refer to Note 10 Segment Information for the unconsolidated revenue of our Dairy Renewable Natural Gas segment.

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

The below table shows our sales in our India Biodiesel Segment by product category:

	For the three months ended September 30,		For the nine months ended September 30, 2022
	2022	2021	2022	2021
Biodiesel sales	$10,828	$-	$10,828	$465
Other sales	95	63	113	231
	$10,923	$63	$10,941	$696

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

Property, Plant and Equipment. Property, plant, and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of plant and buildings, furniture, machinery, equipment, land, and biogas dairy digesters. Capital expenses for in-process project are accumulated in construction in progress and will be capitalized and depreciated once the capital projects are finished and are in service. The Company’s plant in Goodland, Kansas (the ”Goodland Plant”) is partially completed and is not ready for operation. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment—Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. The Company has not recorded any impairment during the three and nine months ended September 30, 2022 and 2021.

California Energy Commission Low-Carbon Fuel Production Program. The Company has been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $3.8 million from the LCFPP as of September 30, 2022, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

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

In October 2020, the Company was awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $2.3 million from the CDFA 2020 grant program as of September 30, 2022, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received

.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank project. The Company receives funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant for reimbursement of capital expenditures of $1.7 million is presented with long-term liabilities as of September 30, 2022, and December 31, 2021. Due to the uncertainty associated with meeting the minimum matching contribution, the reimbursement will be recognized when the Company makes the minimum matching contribution.

U.S. Department of Food and Agriculture Forest Service Grant. Aemetis Advanced Products Keyes (“AAPK”) has been awarded $245 thousand in matching grants from the U.S. Department of Food and Agriculture Forest Service (“US Forest Service”) under the Wood Innovation and Community Wood program. The grant reimburses the Company for continued development of technologies and processes to valorize forest waste for the production of cellulosic ethanol.  AAPK has received $73 thousand from the US Forest Service as reimbursement for actual allowable program costs incurred through September 30, 2022.

California Energy Commission Grant for Solar Microgrid, DSC and Battery Backup System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded an $8.0 million grant to design, construct and commission a grid-connected 1.56 MW photovoltaic microgrid and 1.25MW/2.5MWh Battery Energy Storage System integrated with an artificial intelligence-driven distributed control system (DCS). The grant requires $1.6 million in matching contribution in which the Company has made. AAFK received $3.9 million in grant funds from this program as reimbursement for actual expenditures incurred through September 30, 2022. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Department of Forestry and Fire Protection Grant. AAPK has been awarded $2 million in matching grants from the CAL FIRE Business and Workforce Development Grant Program (“CAL Fire”) in May 2022. This CAL Fire grant program reimburses AAPK for costs to design, construct, and commission a 2 million gallon per year cellulosic ethanol facility that will convert conifer biomass from forested regions of the Sierra Nevada into an ultra‐low carbon biofuel derived from 100% forest biomass (“CAL Fire Conversion Program”). AAPK must contribute $5.8 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the CAL Fire Conversion Program as reimbursement for actual costs through  September 30, 2022

California Department of Forestry and Fire Protection Grant. AAPK has been awarded $500 thousand in grants from CAL Fire in May 2022. This CAL Fire grant program reimburses AAPK for costs to advance a new‐to‐the world technology that circumvents current limitations surrounding the extraction of cellulosic sugars by pioneering a novel route for deconstructing woody biomass using ionic liquids (“CAL Fire Extraction Program”). AAPK has received no grant funds from the CAL Fire Extraction Program as reimbursement for actual costs through  September 30, 2022

U.S Forest Service Community Wood Grant. Aemetis Advanced Products Riverbank (“AAPR”) has been awarded $642 thousand in matching grants from the U.S Forest Service Wood Innovations Program (“USFS”) in May 2022. The USFS grant program reimburses AAPR for costs to design, construct, and commission a plant to produce cellulosic ethanol using preliminary research and development in partnership with the Joint Bioenergy Institute (JBEI). USFS grant funds will be used to complete the FEL-3 design phase of the entire process, construct a biomass pretreatment unit to extract sugars at the Aemetis Riverbank site and ferment sugars into ethanol at the Keyes Plant. AAPR must contribute $2.4 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the USFS grant program as reimbursement for actual costs through  September 30, 2022

USDA’s Biofuel Producer Program Grant. During the second quarter of 2022, a grant in the amount of $14.2 million was received from the USDA’s Biofuel Producer Program, created as part of the CARES Act, to compensate biofuel producers who experienced market losses due to the COVID-19 pandemic. This was recorded in the other expense (income) section of the Consolidated Statements of Operations and Comprehensive Loss.

California Energy Commission Grant for Mechanical Vapor Recompression System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded a $6.0 million grant to design, construct and commission a mechanical vapor recompression (MVR) system. The additional evaporation stages will eliminate natural gas consumption and related greenhouse gas emissions in the evaporation portion of the process by installing metering equipment and software to monitor and optimize the plant’s energy consumption. The MVR system will compress vapor to a higher pressure and temperature so that it can be recycled multiple times as steam heat in the evaporation process, which will dramatically reduce natural gas use. The grant requires $5.3 million in matching contributions. AAFK has received no grant funds from this program as reimbursement for actual expenditures incurred through September 30, 2022. Due to the uncertainty associated with the approval process under the grant program, the Company will recognize future grant proceeds received as a reduction of costs in the period when payment is received.

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and nine months ended September 30, 2022 and 2021, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of September 30, 2022 and 2021:

	As of
	September 30, 2022	September 30, 2021

Series B preferred (post split basis)	127	129
Common stock options and warrants	5,064	3,929
Debt with conversion feature at $30 per share of common stock	1,256	1,280
Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	6,447	5,338

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

2. Inventories

Inventories consist of the following:

	As of
	September 30, 2022	December 31, 2021
Raw materials	$1,526	$727
Work-in-progress	2,911	2,083
Finished goods	5,994	2,316
Total inventories	$10,431	$5,126

As of September 30, 2022, and December 31, 2021, the Company recognized a lower of cost or net realizable value impairment of $667 thousand and none respectively, related to inventory.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	September 30, 2022	December 31, 2021
Land	$7,352	$4,082
Plant and buildings	99,220	97,110
Furniture and fixtures	1,697	1,334
Machinery and equipment	15,613	5,294
Tenant improvements	56	-
Construction in progress	76,225	55,859
Property held for development	15,437	15,437
Finance lease right of use assets	3,045	2,317
Total gross property, plant & equipment	218,645	181,433
Less accumulated depreciation	(49,160)	(46,332)
Total net property, plant & equipment	$169,485	$135,101

For the three months ended September 30, 2022 and 2021, interest capitalized in property, plant, and equipment was $3.1 million and $1.4 million, respectively. For the nine months ended September 30, 2022 and 2021, interest capitalized in property, plant, and equipment was $7.7 million and $2.9 million, respectively.

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

For the three months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $1.4 million and $1.3 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $4.0 million and $4.1 million, respectively.

4. Debt

Debt consists of the following:

	September 30, 2022	December 31, 2021
Third Eye Capital term notes	$7,113	$7,095
Third Eye Capital revolving credit facility	57,950	75,980
Third Eye Capital revenue participation term notes	11,939	11,915
Third Eye Capital acquisition term notes	26,521	26,461
Third Eye Capital Fuels Revolving Line	25,080	-
Third Eye Capital Carbon Revolving Line	22,484	-
Cilion shareholder seller notes payable	6,769	6,619
Subordinated notes	15,226	14,304
EB-5 promissory notes	41,204	40,692
Term loans on capital expenditures	5,983	5,701
Working capital loans	2,713	-
Total debt	222,982	188,767
Less current portion of debt	29,020	22,778
Total long term debt	$193,962	$165,989

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

Amendments No. 19 through No. 24 waived certain covenants for the periods between  September 30, 2022 and  March 31, 2023. According to ASC 470-10-45 Debt–Other Presentation Matters, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. To assess this guidance, the Company performed ratio and cash flow analysis using its cash flow forecast and debt levels. The Company forecasted sufficient cash flows over the next 12 months to reduce debt levels of Third Eye Capital and meet operations of the Company. Based on this analysis, the Company believes that it is reasonably possible that through a combination of cash flows from operations, sales from EB-5 investments, and proceeds from the sale of common stock, it will be able to meet the ratio of the note indebtedness covenant over the next 12 months. As such, the notes are classified as long-term debt.

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

Terms of Third Eye Capital Notes

A.

Term Notes.  As of September 30, 2022, the Company had $7.1 million in principal and interest outstanding net of $52 thousand unamortized debt issuance costs under the Term Notes. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2023*.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (20.00% as of September 30, 2022) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2023*. As of September 30, 2022, AAFK had $57.9 million in principal and interest and waiver fees outstanding net of $1.1 million unamortized debt issuance costs under the Revolving Credit Facility.

C.

Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2023*. As of September 30, 2022, AAFK had $11.9 million in principal and interest outstanding net of $92 thousand unamortized debt issuance costs on the Revenue Participation Term Notes.

D.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (17.00% per annum as of September 30, 2022) and mature on April 1, 2023*. As of September 30, 2022, Aemetis Facility Keyes, Inc. had $26.5 million in principal and interest and redemption fees outstanding net of $167 thousand unamortized debt issuance costs. The outstanding principal balance includes a total of $7.5 million in redemption fees.

E.

Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $40.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2023. We have no borrowings outstanding under the Reserve Liquidity Notes as of September 30, 2022.

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

As of September 30, 2022, GAFI had $25.1 million in principal and interest outstanding net of $1.7 million unamortized debt issuance costs. As of September 30, 2022, ACCI had $22.5 million in principal and interest outstanding net of $2.6 million in unamortized debt issuance costs.

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc. (“Cilion”), on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of September 30, 2022, Aemetis Facility Keyes, Inc. had $6.8 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

On July 1, 2022, the maturity on two Subordinated Notes’ was extended until the earlier of (i) December 31, 2022; (ii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A $90 thousand and $250 thousand cash extension fee was paid by adding the fee to the balance of the new Subordinated Notes and 113 thousand common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

The Company evaluated the January 1, 2022 and July 1 2022 amendments and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At September 30, 2022 and December 31, 2021, the Company had, in aggregate, the amount of $15.2 million and $14.3 million in principal and interest outstanding, respectively, under the Subordinated Notes.

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

The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of September 30, 2022, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. As of September 30, 2022 and December 31, 2021, $37.0 million and $36.6 million was outstanding, respectively, on the EB-5 Notes sold under the EB-5 Phase I funding.

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

The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of September 30, 2022, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of September 30, 2022, $4.2 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

Secunderabad Oils Operating Agreement. In November 2008, the Company entered into an operating agreement with Secunderabad Oils Limited (“Secunderabad Oils”). The 2008 agreement provided the working capital and had the first priority lien on assets in return for 30% of the plant’s monthly net operating profit. These expenses were recognized as selling, general, and administrative expenses by the Company in the financials. All terms of the 2008 agreement with Secunderabad Oils were terminated to amend the agreement as below. On July 15, 2017, the agreement with Secunderabad Oils was amended to provide the working capital funds for British Petroleum business operations only in the form of inter-corporate deposit for an amount of approximately $2.3 million over a 95 day period at the rate of 14.75% per annum interest rate. The term of the agreement continues until either party terminates it. Secunderabad Oils has a second priority lien on the assets of the Company’s Kakinada Plant after this agreement. As of September 30, 2022 and December 31, 2021, the Company had no balance outstanding under this agreement.

Working capital loans. On July 26, 2022, the Company entered into a short-term loan with Secunderabad Oils Limited in an amount not to exceed $1.88 million. On August 1, 2022, the Company entered into a short-term loan with Leo Edibles & Fats Limited in an amount not to exceed $1.27 million. The loans bears interest at 18% and are payable monthly.  The loans are repayable on demand by the lender or within one year from the date of issuance.  As of September 30, 2022, $2.7 million was outstanding under these agreements.

Construction Loan Agreement. On October 4, 2022, the Company entered into a Construction Loan Agreement (“Loan Agreement”) with Greater Nevada Credit Union (“GNCU”). Pursuant to the Loan Agreement, the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of the Aemetis Biogas 1 LLC. The loan bears interest at a rate of 5.95% per annum and has an USDA annual renewal fee of 0.25%, with interest only payments to be paid in monthly installments, and a maturity date of March 4, 2023, at which time the entire unpaid principal amount, together with accrued and unpaid interest, is expected to be repaid from the proceeds of a term loan this is 80% USDA guaranteed and issued by GNCU pursuant to a USDA Conditional Commitment. The Loan Agreement contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2023, and annually for the term of the loan. The Loan Agreement also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of September 30, 2022, the Company had no outstanding balance under the Loan Agreement.

Financing Agreement for capital expenditures. The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase ZEBREXTM membrane dehydration equipment to conserve energy and improve operating efficiencies at the Keyes Plant. The Company also entered into a financing agreement with Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. We recorded the asset in property, plant and equipment, net and recorded the related liability of $0.9 million in short term borrowings and $5.1 million in other long-term debt, respectively as of September 30, 2022.

Scheduled debt repayments for the Company’s loan obligations by year are as follows:

Twelve Months ended September 30,	Debt Repayments
2023	$29,020
2024	136,757
2025	32,240
2026	28,612
2027	985
There after	1,136
Total debt	228,750
Debt issuance costs	(5,768)
Total debt, net of debt issuance costs	$222,982

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

The components of lease expense and sublease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost
Operating lease expense	$159	$204	$506	$612
Short term lease expense	44	28	146	138
Variable lease expense	23	30	68	84
Total operating lease cost	$226	$262	$720	$834

Finance lease cost
Amortization of right-of-use assets	$26	$58	$115	$168
Interest on lease liabilities	98	20	217	61
Total finance lease cost	$124	$78	$332	$229

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating cash flows used in operating leases	$184	$179	$522	$519
Operating cash flows used in finance leases	98	20	216	61
Financing cash flows used in finance leases	$132	$126	$314	$373

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating leases
Accretion of the lease liability	$83	$93	$262	$288
Amortization of right-of-use assets	76	111	244	324

Weighted Average Remaining Lease Term
Operating leases (in years)	5.6
Finance leases (in years)	14.2

Weighted Average Discount Rate
Operating leases	14.0%
Finance leases	13.2%

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$2,227	$2,462

Current portion of operating lease liability	267	260
Long term operating lease liability	2,120	2,318
Total operating lease liabilities	2,387	2,578

Finance leases
Property and equipment, at cost	$3,045	$2,317
Accumulated depreciation	(79)	(376)
Property and equipment, net	2,966	1,941

Other current liability	118	550
Other long term liabilities	2,854	720
Total finance lease liabilities	2,972	1,270

Maturities of operating lease liabilities were as follows:

Twelve months ended September 30,	Operating leases	Finance leases

2023	$572	$479
2024	586	204
2025	603	176
2026	622	145
2027	641	145
There after	442	11,000
Total lease payments	3,466	12,149
Less imputed interest	(1,079)	(9,177)
Total lease liability	$2,387	$2,972

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

The components of lease income for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows:

	September 30, 2022	September 30, 2021
Lease income	$804	$-

Future lease commitments to be received by the Company as of September 30, 2022 were as follows:

Twelve months ended September 30,
2023	$858
2024	643
2025	521
2026	474
2027	474
There after	1,184
Total future lease commitments	$4,154

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of September 30, 2022, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

On August 8th, 2022, ABGL, Protair-X America, Inc. (“Protair”), and Third Eye Capital entered into a Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Amendment") which amends that certain Series A Preferred Unit Purchase Agreement (“PUPA”) dated as of December 20, 2018. The PUPA Amendment provides for: (i) a waiver of certain covenants prohibiting the internal reorganization of ABGL subsidiaries and the incurrence of indebtedness by ABGL and its subsidiaries pursuant to a USDA loan, provided that, among other things, Third Eye Capital shall have received a repayment of at least $7.3 million to be applied to the Carbon Revolving Line contemporaneously with the closing of the Construction Loan Agreement; (ii) a waiver of certain operational defaults under the PUPA; and (iii) an amendment which (a) requires ABGL to redeem all of the outstanding Series A Preferred Units by December 31, 2022 (the “Final Redemption Date”) for $116 million; and (b) provides ABGL the right to redeem all of the outstanding Series A Preferred Units by September 30, 2022 for $106 million. The PUPA Amendment further provides the failure to redeem the Series A Preferred Units by the Final Redemption Date would constitute a triggering event requiring ABGL to enter into a credit agreement with Protair and Third Eye Capital effective as of January 1, 2023. We evaluated the terms of the PUPA Amendment and applied extinguishment accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment and recorded a loss on extinguishment of $49.4 million.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 2,800,000 of Series A Preferred Units on second tranche for a value of $14.0 million, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The Company is accreting these tranches from an initial fair value at August 8, 2022 of $105.8 million to the redemption value of $116 million over the next three months ending December 31, 2022 using the effective interest method. In addition, the Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of September 30, 2022 and December 31, 2021 based on the evaluation of the other conditions included in the agreement.

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

The Company recorded Series A Preferred Unit liabilities, net of unit issuance costs and inclusive of accretive preference pursuant to this agreement, and accrued preference payments, classified as current portion of Series A Preferred Units, of $109.4 million and $3.2 million, and long-term liabilities of $0 and $45.0 million as of September 30, 2022 and December 31, 2021, respectively.

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company's ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets, before intercompany eliminations, of ABGL as of September 30, 2022 were $67.2 million which serve as collateral for the Series A Preferred Unit totaling $109.4 million. The Series A Preferred Units are not collateralized by any other assets or guarantees from Aemetis or its subsidiaries.

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

With the approval of the 2019 Stock Plan, the Zymetis 2006 Stock Plan, and Amended and Restated 2007 Stock Plan (collectively, the “Stock Plans” ) are terminated for granting any options under either plan. However, any options granted before the 2019 Stock Plan approved will remain outstanding and can be exercised, and any expired options will be available to grant under the 2019 Stock Plan.

During the year ended December 31, 2021, 120,000 restricted stock awards and 1,140,000 stock option grants were issued and approved by the Company’s board of directors (“Board”) for employees and directors under the 2019 Stock Plan with 10-year terms and vesting terms ranging from immediately to 3 years.

During the nine months ended September 2022, the company issued 1.3 million incentive stock option for employees under the 2019 Stock Plan. In addition, 89,000 restricted stock award grants, with a weighted average fair value on date of grant of $10.92 per award, were issued to the Board.

Common Stock Reserved for Issuance

The following is a summary of awards granted under the Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2021	142	3,763	$2.29
Authorized	1,338	-	-
Options Granted	(1,307)	1,307	10.97
RSAs Granted	(89)	-	-
Exercised	-	(294)	0.93
Forfeited/expired	67	(67)	11.44
Balance as of September 30, 2022	151	4,709	$4.65

As of September 30, 2022, there were 2.9 million options vested under the Stock Plans.

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

During the three months ended September 30, 2022 and 2021, the company granted 369,000 and no options, respectively. The weighted average fair value calculations for the options granted during these periods are based on the following assumptions:

	For the nine months ended September 30, 2022
Description	2022	2021
Dividend-yield	-%	-%
Risk-free interest rate	2.03%	0.83%
Expected volatility	117.21%	100.47%
Expected life (years)	7.00	6.59
Market value per share on grant date	$10.97	$5.30
Fair value per option on grant date	$9.71	$4.68

As of September 30, 2022, the Company had $12.3 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.3 years of weighted average remaining term.

8. Outstanding Warrants

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

	For the nine months ended September 30, 2022
Description	2022	2021
Dividend-yield	-%	-%
Risk-free interest rate	1.75%	0.19%
Expected volatility	151.41%	139.35%
Expected life (years)	3.52	2.00
Exercise price per warrant	$10.47	$0.01
Market value per share on grant date	$11.29	$6.83
Fair value per warrant on grant date	$9.68	$6.82

A summary of historical warrant activity follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2020	95	$2.59	4.95
Granted	292	0.01
Exercised	(332)	0.32
Outstanding December 31, 2021	55	$2.59	3.95
Granted	527	10.46
Exercised	(227)	0.01
Outstanding September 30, 2022	355	$15.92	7.74

All of the above outstanding warrants are vested and exercisable as of September 30, 2022. As of September 30, 2022 and 2021, the Company had no unrecognized compensation expense related to warrants, respectively.

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

As of September 30, 2022 and December 31, 2021, Aemetis had prepayments to J.D. Heiskell of $0.9 million and $4.0 million, respectively.

The J.D. Heiskell sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three and nine months ended September 30, 2022 and 2021 were as follows:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2022	2021	2022	2021
Wet distiller's grains sales	$13,003	$8,919	$39,669	$30,584
Corn oil sales	2,917	1,515	8,067	4,252
Corn purchases	53,063	39,058	151,425	119,217
Accounts receivable	106	88	106	88
Accounts payable	540	307	540	307

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into an Ethanol Marketing Agreement with Kinergy and a Wet Distillers Grains Marketing Agreement with A.L. Gilbert. Under the terms of the agreements the Wet Distillers Grains Marketing Agreement matures on December 31, 2022, with automatic one-year renewals thereafter. We terminated the Ethanol Marketing Agreement with Kinergy as of September 30, 2021. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex. Under the terms of the agreement, the initial term matures on October 31, 2023, with automatic one-year renewals thereafter.

Accounts receivable associated with our marketing partners was $0.2 million and $1.2 million as of September 30, 2022 and December 31, 2021.

For the three months ended September 30, 2022 and 2021, the Company expensed marketing costs of $0.8 million and $0.7 million, respectively and for the nine months ended September 30, 2022 and 2021, the Company expensed marketing costs of $2.2 million and $2.1 million, respectively, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement. These marketing costs are and are presented as a part of Selling, General, and Administration expense.

Supply Trade Agreement. On July 1, 2022, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with a supply of feedstock up to a credit limit of $12.7 million. If the Company fails to pay the invoice within the ten-day credit period, the outstanding amount will bear interest at 12%.  The term of the agreement is for one year. Either party can terminate the agreement by giving notice one month notice in writing. As of September 30, 2022 and December 31, 2021, the Company had $5.3 million and no outstanding balance, respectively, under this agreement.

As of September 30, 2022 and 2021, the Company has no forward sales commitments.

10. Segment Information

Aemetis recognizes three reportable segments: “California Ethanol”, “Dairy Renewable Natural Gas”, and “India Biodiesel.”

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

Summarized financial information by reportable segment for the three months ended September 30, 2022 and 2021 follows:

	For the three months ended September 30, 2022
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$60,908	$-	$10,923	$-	$71,831
Intersegment revenues	-	308	-	-	308
Gross profit (loss)	(3,763)	(179)	2,841	(3)	(1,104)

Interest expense	4,744	1	69	2,275	7,089
Accretion and other expenses of Series A preferred units	-	2,774	-	-	2,774
Capital expenditures	210	3,626	-	2,577	6,413
Depreciation	1,023	156	161	38	1,378
Total Assets	65,567	65,076	22,415	45,817	198,875

	For the three months ended September 30, 2021
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$49,832	$-	$63	$-	$49,895
Intersegment revenues	-	355	-	-	355
Gross profit (loss)	(4,413)	(397)	47	(22)	(4,785)

Interest expense	5,563	3	-	(18)	5,548
Accretion and other expenses of Series A preferred units	-	2,185	-	-	2,185
Capital expenditures	749	3,111	21	1,955	5,836
Depreciation	1,020	145	155	22	1,342
Total Assets	69,454	34,769	11,259	31,497	146,979

A reconciliation of reportable segment revenues to total consolidated revenue for the three months ended September 30, 2022 and 2021 follows:

	2022	2021
Total revenues for reportable segments	$72,139	$50,250
Elimination of intersegment revenues	(308)	(355)
Total consolidated revenues	$71,831	$49,895

Summarized financial information by reportable segment for the nine months ended September 30, 2022 and 2021 follows:

	For the nine months ended September 30, 2022
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$178,840	$-	$10,941	$-	$189,781
Intersegment revenues	-	940	-	-	940
Gross profit (loss)	(6,795)	(454)	2,859	(13)	(4,403)

Interest expense	15,258	12	69	4,679	20,018
Accretion and other expenses of Series A preferred units	-	5,920	-	-	5,920
Capital expenditures	7,379	15,771	136	5,645	28,931
Depreciation	3,011	456	493	79	4,039
Total Assets	65,567	65,076	22,415	45,817	198,875

	For the nine months ended September 30, 2021
	California Ethanol	Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$146,890	$-	$696	$-	$147,586
Intersegment revenues	-	1,090	-	-	1,090
Gross profit (loss)	(4,172)	(482)	(23)	(70)	(4,747)

Interest expense	16,248	9	-	1,690	17,947
Accretion and other expenses of Series A preferred units	-	7,928	-	-	7,928
Capital expenditures	1,524	10,006	139	7,102	18,771
Depreciation	3,122	429	513	42	4,106
Total Assets	69,454	34,769	11,259	31,497	146,979

A reconciliation of reportable segment revenues to total consolidated revenues for the nine months ended September 30, 2022 and 2021 follow:

	2022	2021
Total revenues for reportable segments	$190,721	$148,676
Elimination of intersegment revenues	(940)	(1,090)
Total consolidated revenues	$189,781	$147,586

California Ethanol: The Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all WDG and corn oil the Company produces to J.D. Heiskell. Sales of ethanol, WDG, corn oil to two customers accounted for 73% and 26% of the Company’s California Ethanol segment revenues for the three months ended September 30, 2022. Sales of ethanol, WDG, and corn oil to two customers accounted for 77% and 21% of the Company’s California Ethanol segment revenues for the three months ended September 30, 2021. Sales of ethanol, WDG, corn oil to two customers accounted for 73% and 27% of the Company’s California Ethanol segment revenues for the nine months ended September 30, 2022. Sales of ethanol, WDG, and corn oil to two customers accounted for 75% and 24% of the Company’s California Ethanol segment revenues for the nine months ended September 30, 2021.

Dairy Renewable Natural Gas: Substantially all of our Dairy Renewable Natural Gas segment revenues during the three and nine months ended September 30, 2022 and 2021 were from sales of biogas to the Keyes Plant for use in boilers, which allowed qualification of carbon credits for the ethanol produced in the Keyes Plant.

India Biodiesel: Three biodiesel customers sales customers accounted for 52%, 23%, and 22% of the Company’s consolidated India segment revenues for the three and nine months ended September 30, 2022. Two other sales customers accounted for 71% and 23% of the Company’s consolidated India segment revenues for the three months ended September 30, 2021. One biodiesel customer accounted for 66% of the Company’s consolidated India segment revenues while one other sales customer accounted for 16% of such revenues for the nine months ended September 30, 2021.

11. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of September 30, 2022, $0.1 million remained as a prepaid expense.

On November 4, 2021, the Audit Committee of the Company approved a guarantee fee of $0.4 million to Mr. McAfee. The balance of none and $0.3 million, for guaranty fees, remained as an accrued liability as of September 30, 2022 and December 31, 2021, respectively. On January 12, 2022, the Audit Committee of the Company approved a one-time guarantee fee of $2.0 million to McAfee Capital in connection with McAfee Capital’s extension of certain guarantees of the Company’s indebtedness with Third Eye Capital. The Company paid this fee by issuing 180,000 shares of common stock of the Company.

The Company owes various members of the Board amounts totaling $0.3 and $0.2 million as of September 30, 2022 and December 31, 2021, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended September 30, 2022 and 2021, the Company expensed $0.1 million respectively, in connection with board compensation fees. For the nine months ended September 30, 2022 and 2021, the Company expensed $0.3 million and $0.2 million, in connection with board compensation fees.

12. Subsequent Events

Construction Loan Agreement

On October 4, 2022, the Company entered into a Construction Loan Agreement (“Loan Agreement”) with Greater Nevada Credit Union (“GNCU”). Pursuant to the Loan Agreement, the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of the Aemetis Biogas 1 LLC. The loan bears interest at a rate of 5.95% per annum and has an USDA annual renewal fee of 0.25%, with interest only payments to be paid in monthly installments, and a maturity date of March 4, 2023, at which time the entire unpaid principal amount, together with accrued and unpaid interest, is expected to be repaid from the proceeds of a term loan that is 80% USDA guaranteed and issued by GNCU pursuant to a USDA Conditional Commitment. The Loan Agreement contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2023, and annually for the term of the loan. The Loan Agreement also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of September 30, 2022, the Company had no outstanding balance under the Loan Agreement.

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

For Aemetis Biogas we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the higher carbon credits available in California. Funding for continued construction is based upon obtaining government guaranteed loans and executing on existing and new state grant programs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●

Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

Founded in 2006 and headquartered in Cupertino, California, we are an international renewable natural gas, and renewable fuels company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products. We operate in three reportable segments “California Ethanol”, “Dairy Renewable Natural Gas”, and “India Biodiesel”. We have other operating segments determined not to be reportable segments and are collectively represented by the “All Other” category. At Aemetis, our mission is to generate sustainable and innovative renewable fuel solutions that benefit communities and restore our environment. We do this through leading the low-carbon fuels industry by building a circular bioeconomy utilizing agricultural waste to produce advanced renewable fuels that produce less greenhouse gas emissions and thereby improve air quality.

Our California Ethanol segment consists of a 65 million gallon per year ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. In the third quarter of 2022, a Zebrex ethanol dehydration system was commissioned, a key first step in the electrification of the Keyes Plant, which will significantly reduce the use of petroleum based natural gas as process energy. The electrification, along with the future installation of a two-megawatt zero carbon intensity solar microgrid system and a mechanical vapor recompression (MVR) system will greatly reduce GHG emissions and decreases the carbon intensity of fuel produced at the Keyes Plant, allowing us to realize a higher price for the ethanol produced and sold.

Our Dairy Renewable Natural Gas segment consists of our subsidiary, Aemetis Biogas, LLC (“ABGL”), which was formed to construct bio-methane anaerobic digesters at local dairies near the Keyes Plant, many of whom also purchase WDG produced at the Keyes Plant. The digesters are connected via an underground private pipeline owned by ABGL to a gas cleanup and compression unit being built at the Keyes Plant to produce RNG. Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to negative carbon intensity RNG where it will be either injected into the statewide PG&E gas utility pipeline, supplied as compressed RNG that will service local trucking fleets, or used as renewable process energy at the Keyes Plant.  ABGL has completed 35 miles of our California biogas digester network and pipeline system that converts waste dairy methane gas into RNG, including two operational dairies.

During the second quarter of 2022, Aemetis completed construction and is in the process of commissioning a third dairy digester and centralized gas cleanup facility and utility gas interconnect located at the Keyes Plant where dairy biogas will be upgraded to RNG and injected into the utility pipeline. Upon receiving pathway certification from the California Air Resources Board (CARB), the fuel is expected to be delivered into the Northern California gas delivery system. ABGL is also in the process of constructing several additional dairy digesters.

Our Carbon Zero biofuels production plants are designed to produce biofuels, including sustainable aviation fuel (“SAF”) and diesel fuel utilizing renewable hydrogen and non-edible renewable oils sourced from existing Aemetis biofuels plants and other sources. The first plant to be built in Riverbank, California, is expected to utilize hydroelectric and other renewable power available onsite to produce 90 million gallons per year of SAF, renewable diesel, and other byproducts. The plant is expected to supply the aviation and truck markets with ultra-low carbon renewable fuels to reduce GHG emissions and other pollutants associated with conventional petroleum-based fuels. By producing ultra-low carbon renewable fuels, the Company expects to capture higher value D3 Renewable Identification Numbers (“RINs”) and California’s LCFS credits. D3 RINs have a higher value in the marketplace than D6 RINs due to D3 RINs’ relative scarcity and mandated pricing formula from the United States Environmental Protection Agency (“EPA”).

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

California Ethanol Revenue

Our revenue development strategy for our California Ethanol segment relies upon supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively seeking higher value for our ethanol in an effort to improve our overall margins and to add incremental income to the California Ethanol segment, including, the implementation of the Solar Microgrid System, the installation of the Zebrex ethanol dehydration system and other energy efficiency technologies. We are also actively working with local dairy and feed potential customers to promote the value of our WDG product in an effort to strengthen demand for this product.

During the third quarter of 2022, we produced five products at the Keyes Plant: denatured fuel ethanol, WDG, DCO, CO₂, and CDS. During the first quarter of 2020, we transitioned from selling the ethanol we produce to J.D. Heiskell pursuant to the J.D. Heiskell Purchase Agreement, to a model where the ethanol is sold directly to our fuel marketing customers. We own the ethanol stored in our finished goods tank. WDG continues to be sold to A.L. Gilbert and DCO is sold to other customers under the J.D. Heiskell Purchase Agreement. Smaller amounts of CDS were sold to various local third parties. We began selling CO₂ to Messer Gas in the second quarter of 2020.

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

Dairy Renewable Natural Gas Revenue

In December 2018, we utilized our relationships with California’s Central Valley dairy farmers by signing leases and raising funds to construct dairy digesters, a 40 mile pipeline, and a biogas-to-RNG facility to initially use biogas to power our Keyes Plant and later deliver fuels for sale to utility gas pipeline. We are currently producing RNG from two digesters connected to 35 miles of pipeline, then flowing this gas to our RNG cleanup and compression hub at the Keyes Plant. The RNG upgrade unit at the Keyes Plant is designed to enable the production and delivery of utility-grade RNG for sale as transportation fuel to California customers via pipeline delivery.

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

India Biodiesel Revenue

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, fuel station customers, mining customers, industrial customers and tender offers placed by Government Oil Marketing Companies (“OMCs”) for bulk purchases of fuels. Recently, the government of India updated the national biofuels policy and adopted a new tax on diesel to promote biodiesel blending.  As a result, the OMCs are pricing the tenders at economically viable levels, allowing for biodiesel producers in India to begin production.

During the third quarter, we received an OMC's tender offer for 26,000 metric tons which will be fulfilled by October 2022.  We are pursuing future tenders which may be announced in November 2022.

Other Income

During the second quarter of 2022, a grant in the amount of $14.2 million was received from the USDA’s Biofuel Producer Program, created as part of the CARES Act, to compensate biofuel producers who experienced market losses due to the COVID-19 pandemic.

Results of Operations

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, renewable natural gas for our Dairy Renewable Natural Gas segment, biodiesel and refined glycerin for our India Biodiesel, and sublease rental income from All Other.

Three Months Ended September 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$60,908	$49,832	$11,076	22.2%
Dairy Renewable Natural Gas*	308	355	(47)	(13.2)%
India Biodiesel	10,923	63	10,860	17238.1%
All other	-	-	-	0.0%
Eliminations	(308)	(355)	47	(13.2)%
Total	$71,831	$49,895	$21,936	44.0%

*All Dairy Renewable Natural Gas revenue is intercompany.

California Ethanol. For the three months ended September 30, 2022, the Company generated 73% of revenue from sales of ethanol, 21% from sales of WDG, and 5% from sales of corn oil, CDS, CO₂, and other sales. Plant production averaged 114% of the 55 million gallon per year nameplate capacity. The increase in revenues was due to the increase in volume of ethanol gallons sold to 15.7 million for the three months ended September 30, 2022, compared to 13.8 million for the same period ended September 30, 2021, while the price of ethanol per gallon increased slightly to $2.86 per gallon from $2.84 per gallon. The average price of WDG increased by 33% to $127 per ton for the three months ended September 30, 2022 while WDG sales volume increased by 10% to 102 thousand tons in the three months ended September 30, 2022 compared to 93 thousand tons in the three months ended September 30, 2021.

Dairy Renewable Natural Gas. During the three months ended September 30, 2022 and 2021, we recognized revenue of $308 thousand and $355 thousand, respectively, to an intercompany party. The decrease in the three months ended September 30, 2022 revenue compared to the three months ended September 30, 2021 was due to LCFS pathway being approved in the second quarter of 2021, which applied retroactively since the inception of the first two dairy digesters. For revenue on a comparable basis the dairy digesters produced and sold MMBTU of 16.8 thousand and 15.8 thousand in the three months ended September 30, 2022 and 2021.

India Biodiesel.  For the three months ended September 30, 2022, we generated 99% of our revenues from the sale of biodiesel, and 1% of our sales from other sales compared to 100% of our sales from other sales for the three months ended September 30, 2021. The increase in revenues was primarily attributable to the Kakinada Plant obtaining and executing on the Indian government tenders. Biodiesel sales volume increased by 100% to 6,990 metric tons in the three months ended September 30, 2022compared to 0 metric tons in the three months ended September 30, 2021.

Cost of Goods Sold

Three Months Ended September 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$64,671	$54,245	$10,426	19.2%
Dairy Renewable Natural Gas	487	752	(265)	(35.2)%
India Biodiesel	8,082	16	8,066	50412.5%
All other	3	22	(19)	(86.4)%
Eliminations	(308)	(355)	47	(13.2)%
Total	$72,935	$54,680	$18,255	33.4%

California Ethanol. We ground 5.5 million and 4.8 million bushels of corn in the three months ended September 30, 2022 and 2021, respectively. Our average cost of feedstock per bushel increased to $9.59 per bushel during the three months ended September 30, 2022 compared to $7.99 per bushel for the three months ended September 30, 2021. In addition, for the three months ended September 30, 2022, we incurred $1.3 million more in natural gas costs, $0.1 million more in chemical and denaturant costs, and $1.0 million more in transportation costs compared to the same period in 2021.

Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, production bonuses, and depreciation.

India Biodiesel. The increase in costs of goods sold was attributable to the increase in production of biodiesel to meet the India government's tender offer. In the three months ended September 30, 2022 biodiesel feedstock volume was 9,401 metric tons, compared to 0 metric tons in the same period as 2021.  During the three months ended September 30, 2022 the average price per biodiesel metric ton was $889 compared to $0 in the same period as 2021.

Gross profit (loss)

Three Months Ended September 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$(3,763)	$(4,413)	$650	(14.7)%
Dairy Renewable Natural Gas	(179)	(397)	218	(54.9)%
India Biodiesel	2,841	47	2,794	5944.7%
All other	(3)	(22)	19	(86.4)%
Total	$(1,104)	$(4,785)	$3,681	(76.9)%

California Ethanol. Gross loss decreased by 15% in the three months ended September 30, 2022 primarily due to increases in sales volume of ethanol and WDG, partially offset by the increases in the prices of corn, natural gas and transportation costs.

Dairy Renewable Natural Gas. The decrease in gross loss in the three months ended September 30, 2022 relates to a decrease in taxes and payments to dairies in the prior period.

India Biodiesel. The increase in gross profit was attributable to the increase in sales and production of biodiesel to fulfill the government's tender offer.

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

Other operating income consists of sublease rental income.

Other expense (income) expense consists primarily of interest and amortization expense attributable to our debt facilities and those of our subsidiaries and accretion of our Series A preferred units. The debt facilities include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense.

Three Months Ended September 30, (in thousands)

	2022	2021	Inc/(dec)	% change
Research and development expenses	$52	$22	$30	136.4%
Selling, general and administrative expenses	6,867	5,087	1,780	35.0%
Other operating income	(428)	-	(428)	0.0%
Other expense (income):
Interest expense
Interest rate expense	$5,456	$4,408	$1,048	23.8%
Debt related fees and amortization expense	1,633	1,140	493	43.2%
Accretion and other expenses of Series A preferred units	2,774	2,185	589	27.0%
Loss on debt extinguishment	49,386	-	49,386	0.0%
Other expense (income)	(2)	(30)	28	(93.3)%

The increase in SG&A expenses for the three months ended September 30, 2022 was principally due to increases in stock compensation and salaries and wages of $1.7 million, as part of the development of our ultra-low carbon initiatives. SG&A expenses as a percentage of revenue increased in the three months ended September 30, 2022 to 10% compared to the comparable period in 2021 at 10%.

Other operating income is related to Riverbank sublease rental income.

Interest expense increased in the three months ended September 30, 2022 due to obtaining and drawing on the Revolving Loans. Debt related fees and amortization increased due to debt issuance costs and extension fees being incurred in 2022 related to extending the Third Eye Capital debt and obtaining the Revolving Loans. The increase in accretion and other expenses of the Series A Preferred Units was due to accelerated accretion due to the PUPA Amendment.  The loss on debt extinguishment was related to the PUPA Amendment.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

Nine Months Ended September 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$178,840	$146,890	$31,950	21.8%
Dairy Renewable Natural Gas*	940	1,090	(150)	(13.8)%
India Biodiesel	10,941	696	10,245	1472.0%
All other	-	-	-	0.0%
Eliminations	(940)	(1,090)	150	(13.8)%
Total	$189,781	$147,586	$42,195	28.6%

*All Dairy Renewable Natural Gas revenue is intercompany.

California Ethanol. For the nine months ended September 30, 2022, the Company generated 73% of revenue from sales of ethanol, 22% from sales of WDG, and 5% from sales of corn oil, CDS, CO₂, and other sales. Plant production averaged 110% of the 55 million gallon per year nameplate capacity. The increase in revenues was due to an increase in price of ethanol to $2.86 per gallon for the nine months ended September 30, 2022, compared to $2.49 per gallon for the same period ended September 30, 2021, and due to an increase in volume of ethanol gallons sold from 44.6 million gallons for the nine months ended September 30, 2021 to 45.5 million gallons for the nine months ended September 30, 2022. The average price of WDG increased by 26% to $129 per ton for the nine months ended September 30, 2022 while WDG sales volume increased to 307 thousand tons in the nine months ended September 30, 2022 compared to 299 thousand tons in the nine months ended September 30, 2021.

Dairy Renewable Natural Gas. During the nine months ended September 30, 2022 and 2021, we recognized revenue of $940 thousand and $1.1 million, respectively to an intercompany party. The decrease was due to a drop in carbon intensity prices.

India Biodiesel. For the nine months ended September 30, 2022, we generated 99% of our revenues from the sale of biodiesel, and 1% from other sales, compared to 67% of our revenues from the sale of biodiesel, and 33% of our sales from other sales for the nine months ended September 30, 2021. The increase in revenues was primarily attributable to the Kakinada Plant receiving orders from the Indian government in September of 2022. Biodiesel sales volume increased to 6,990 metric tons in the nine months ended September 30, 2022 compared to 455 metric tons in the nine months ended September 30, 2021.

Cost of Goods Sold

Nine Months Ended September 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$185,635	$151,062	$34,573	22.9%
Dairy Renewable Natural Gas	1,394	1,572	(178)	(11.3)%
India Biodiesel	8,082	719	7,363	1024.1%
All other	13	70	(57)	(81.4)%
Eliminations	(940)	(1,090)	150	(13.8)%
Total	$194,184	$152,333	$41,851	27.5%

California Ethanol. We ground 15.9 million and 15.6 million bushels of corn in the nine months ended September 30, 2022 and 2021, respectively. Our average cost of feedstock per bushel increased to $9.53 per bushel during the nine months ended September 30, 2022 compared to $7.62 per bushel for the nine months ended September 30, 2021. In addition, for the nine months ended September 30, 2022, we incurred $3.6 million more in natural gas costs, $1.0 million more in chemical and denaturant costs, and $1.8 million more in transportation costs.

Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, production bonuses, and depreciation.

India Biodiesel. The increase in costs of goods sold was attributable to the increase in biodiesel production to fulfill the Indian government's tender offers. In the nine months ended September 30, 2022 biodiesel feedstock volume was 9,401 metric tons, compared to 465 metric tons in the same period as 2021.  During the nine months ended September 30, 2022, the average price of biodiesel feedstock was $889 per metric ton compared to $619 per metric ton in the same period as 2021.

Gross profit (loss)

Nine Months Ended September 30, (in thousands)

	2022	2021	Inc/(dec)	% change
California Ethanol	$(6,795)	$(4,172)	$(2,623)	62.9%
Dairy Renewable Natural Gas	(454)	(482)	28	(5.8)%
India Biodiesel	2,859	(23)	2,882	(12530.4)%
All other	(13)	(70)	57	(81.4)%
Total	$(4,403)	$(4,747)	$344	(7.2)%

California Ethanol. Gross loss increased in the nine months ended September 30, 2022 primarily due to increases in the prices of corn, natural gas, chemical costs, and transportation costs.

Dairy Renewable Natural Gas. The gross loss decrease in the nine months ended September 30, 2022, is related to slightly higher payments to dairies in the prior period.

India Biodiesel. The increase in gross profit was attributable to the increase in sales and production of biodiesel to fulfill the government's tender offer.  During the nine months ended September 30, 2022, India Biodiesel did not participate in the government's tenders as the COVID-19 shutdown caused higher feedstock costs making conversion to biodiesel unviable.

Operating (income)/expense and non-operating (income)/expense

Nine Months Ended September 30, (in thousands)

	2022	2021	Inc/(dec)	% change
Research and development expenses	$139	$66	$73	110.6%
Selling, general and administrative expenses	21,234	16,222	5,012	30.9%
Other operating income	(68)	-	(68)	0.0%
Other expense (income):
Interest expense
Interest rate expense	$14,819	$14,902	$(83)	(0.6)%
Debt related fees and amortization expense	5,199	3,045	2,154	70.7%
Accretion and other expenses of Series A preferred units	5,920	7,928	(2,008)	(25.3)%
Loss (gain) on debt extinguishment	49,386	(1,134)	50,520	(4455.0)%
Gain on litigation	(1,400)	-	(1,400)	0.0%
Other expense (income)	(14,297)	483	(14,780)	(3060.0)%

The increase in SG&A expenses for the nine months ended September 30, 2022 was due to increases in stock compensation and salaries and wages as of $4.4 million, as two stock option grants occurred during the year and due to an increase in taxes, insurance, rent and utilities, of $0.5 million. SG&A expenses as a percentage of revenue in the nine months ended September 30, 2022 stayed consistent at 11% compared to the corresponding period of 2021.

Other operating income is related to Riverbank sublease rental income, partially offset by a loss on lease termination caused by the termination of two finance leases.

Interest expense decreased in the nine months ended September 30, 2022 due to principal debt payments made to Third Eye Capital in the first and second quarter of 2022, coupled with capitalizing interest on our capital projects. Debt related fees and amortization increased due to debt issuance costs and extension fees being incurred in 2022 related to extending the Third Eye Capital debt and obtaining the Revolving Loans. The decrease in accretion and other expenses of the Series A Preferred Units was due to capitalized interest related to the ABGL project increasing and offsetting accretion. For the nine months ended September 30, 2022 and 2021 capitalized interest was $7.7 million and $2.9 million, respectively. The Gain on debt extinguishment was related to the PPP loan being forgiven in the 2021. Gain on litigation arose from the settlement of the EdenIQ lawsuit in the second quarter. Other expense (income) change is related to a grant in the amount of $14.2 million received from the USDA's Biofuel Producer Program, created as part of the CARES Act, to compensate biofuel producers who experienced market losses due to the COVID-19 pandemic.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.3 million at September 30, 2022, of which $0.2 million was held in North America and the rest was held at our Indian subsidiary. Our current ratio at September 30, 2022 was 0.13, compared to a current ratio of 0.32 at December 31, 2021. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$251	$7,751
Current assets (including cash, cash equivalents, and deposits)	24,051	20,693
Current and long-term liabilities (excluding all debt)	160,783	92,302
Current & long-term debt	222,982	188,767

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.8 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $0.5 million per investor to $0.9 million per investor. As of September 30, 2022, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to us. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

At September 30, 2022, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $151 million. The maturity dates for the Third Eye Capital financing arrangements are April 1, 2023, for $104 million with the ability to extend to April 1, 2024, March 1, 2025, for $25 million and March 1, 2026, for $22 million.

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

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the nine months ended September 30, 2022:

Increases to debt:
Accrued interest	$15,759
Maturity date extension fee and other fees added to senior debt	2,337
Sub debt extension fees	680
Fuels Revolving Line draw	26,500
Carbon Revolving Line draw	27,600
Working capital loan draw	2,723
Financing for equipment term loan	290
Total increases to debt		$75,889
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(36,026)
Principal and interest payments to EB-5 investors	(160)
Change in debt issuance costs, net of amortization	(5,420)
Term loan payments	(7)
Working capital loan payments	(61)
Total decreases to debt		$(41,674)
Change in total debt		$34,215

Working capital changes resulted in (i) a $5.3 million increase in inventories, and a (ii) a $7.6 million increase in accounts receivable due to an increase in India Biodiesel revenue, partially offset by (iii) a $1.9 million decrease in prepaid expenses mainly due to the use of a J.D. Heiskell pre-payment, partially offset by an increase in prepaid guarantee fees, (iv) a decrease in other current assets of $0.1 million, and (v) a $7.5 million decrease in cash.

Net cash used in operating activities during the nine months ended September 30, 2022, was $16.3 million, consisting of non-cash charges of $68.9 million, net cash provided by operating assets and liabilities of $0.1 million, and net loss of $85.3 million. The non-cash charges consisted of: (i) $5.2 million in amortization of debt issuance costs and other intangible assets, (ii) $4.0 million in depreciation expenses, (iii) $4.9 million in stock-based compensation expense, (iv) $5.9 million in preferred unit accretion and other expenses of Series A preferred units, (v) a loss on lease termination of $0.7 million, (vi) a loss on debt extinguishment of $49.4 million, and (vii) a gain on litigation of $1.4 million. Net changes in operating assets and liabilities consisted primarily of (i) an increase in accrued interest of $12.8 million, (ii) prepaid expenses decrease of $2.8 million, and (iii) an increase in accounts payable of $8.8 million.  This was partially offset by an increase in (i) inventories of $5.6 million, (ii) an increase in accounts receivable of $8.0 million, (iii) an increase in other assets of $0.5 million, and (iv) a decrease in other liabilities of $10.1 million.

Cash used by investing activities was $21.5 million, of which $28.9 million were used by capital projects, partially offset by grant proceeds and other reimbursements of $7.4 million.

Cash provided by financing activities was $30.4 million, consisting primarily of $0.2 million from exercises of stock options, $8.0 million from issuance of common stock and $39.9 million from proceeds from borrowings, partially offset by repayments of borrowings of $16.2 million, debt renewal and waiver fee payments of $1.2 million, and payments on finance leases of $0.3 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies and estimates, defined as those policies and estimates that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, Series A Preferred unit liability, and debt modification and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended September 30, 2022.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named in, various lawsuits or threatened actions that are incidental to our ordinary business. For additional information regarding such matters, see “Part I, Item 1. Financial Statements – Note 5. Commitments and Contingencies - Legal Proceedings.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2022, we issued 113 thousand shares of our common stock to certain subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the nine months ended September 30, 2022.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2022

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2022