Form 10-Q
period 2023-03-31
AEMETIS, INC
filed 2023-05-05
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock on April 30, 2023 was 36,689,725 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2023

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products versus prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to adopt value-add by-product processing systems; our ability to expand into alternative markets for biodiesel and its by-products, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to continue to develop new and to maintain and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to extend or refinance our senior debt on terms reasonably acceptable to us or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to fund, develop, build, maintain and operate digesters, facilities and pipelines for our California Dairy Renewable Natural Gas segment; our ability to fund, develop and operate our carbon capture sequestration projects, including obtaining required permits; our ability to receive awarded grants by meeting all of the required conditions, including meeting the minimum contributions; our ability to sell additional notes under our EB-5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to generate and sell or utilize various credits, including LCFS and IRS 45Q tax credits; our ability to improve margins; and our ability to raise additional capital. Words or phrases such as “anticipates,” “may,” “will,” “should,” “could,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous markets and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference, as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands except for par value)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents ($1,042 and $165 respectively from VIE)	$4,131	$4,313
Accounts receivable ($73 and $165 respectively from VIE)	261	1,264
Inventories, net of allowance for excess and obsolete inventory of $1,040 as of March 31, 2023 and December 31, 2022, respectively	12,538	4,658
Prepaid expenses ($470 and $858 respectively from VIE)	1,502	4,248
Other current assets ($127 and $725 respectively from VIE)	2,792	3,653
Total current assets	21,224	18,136

Property, plant and equipment, net ($70,636 and $71,633 respectively from VIE)	180,808	180,441
Operating lease right-of-use assets ($204 and $224 respectively from VIE)	2,355	2,449
Other assets ($3,458 and $3,458 respectively from VIE)	5,994	6,088
Total assets	$210,381	$207,114

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($7,660 and $9,192 respectively from VIE)	$28,508	$26,168
Current portion of long term debt	17,419	12,465
Short term borrowings ($21,737 and $19,831 respectively from VIE)	45,282	36,754
Mandatorily redeemable Series B convertible preferred stock	4,182	4,082
Accrued property taxes	1,364	1,206
Current portion of operating lease liability ($43 and $41 respectively from VIE)	355	338
Other current liabilities ($200 and $645 respectively from VIE)	6,518	7,268
Total current liabilities	103,628	88,281
Long term liabilities:
Senior secured notes and revolving notes	158,255	155,843
EB-5 notes	29,500	29,500
Other long term debt ($29 and $31 respectively from VIE)	11,479	11,678
Series A preferred units ($122,546 and $116,000 respectively from VIE)	122,546	116,000
Operating lease liability ($104 and $115 respectively from VIE)	2,095	2,189
Other long term liabilities	5,298	5,477
Total long term liabilities	329,173	320,687

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,270 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,810)	1	1
Common stock, $0.001 par value; 80,000 authorized; 36,690 and 35,869 shares issued and outstanding each period, respectively	37	36
Additional paid-in capital	238,272	232,546
Accumulated deficit	(455,395)	(428,985)
Accumulated other comprehensive loss	(5,335)	(5,452)
Total stockholders' deficit	(222,420)	(201,854)
Total liabilities and stockholders' deficit	$210,381	$207,114

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Unaudited, in thousands except for loss per share)

	For the three months ended March 31,
	2023	2022
Revenues	$2,151	$52,049
Cost of goods sold	3,446	55,134
Gross loss	(1,295)	(3,085)

Research and development expenses	42	36
Selling, general and administrative expenses	10,786	7,306
Operating loss	(12,123)	(10,427)

Other expense (income):
Interest expense
Interest rate expense	7,078	4,435
Debt related fees and amortization expense	1,969	1,826
Accretion and other expenses of Series A preferred units	5,564	1,640
Other income	(76)	(41)
Loss before income taxes	(26,658)	(18,287)
Income tax expense (benefit)	(248)	7
Net loss	$(26,410)	$(18,294)

Other comprehensive loss
Foreign currency translation gain (loss)	117	(194)
Comprehensive loss	$(26,293)	$(18,488)

Net loss per common share
Basic	$(0.73)	$(0.54)
Diluted	$(0.73)	$(0.54)

Weighted average shares outstanding
Basic	36,425	33,714
Diluted	36,425	33,714

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(26,410)	$(18,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,662	2,040
Depreciation	1,790	1,336
Debt related fees and amortization expense	1,969	1,826
Intangibles and other amortization expense	12	12
Accretion and other expenses of Series A preferred units	5,564	1,640
Deferred tax benefit	(262)	-
Changes in operating assets and liabilities:
Accounts receivable	1,005	911
Inventories	(7,942)	256
Prepaid expenses	2,315	2,457
Other assets	460	251
Accounts payable	3,002	833
Accrued interest expense and fees	5,356	4,691
Other liabilities	(779)	(6,111)
Net cash used in operating activities	(11,258)	(8,152)

Investing activities:
Capital expenditures	(7,616)	(9,459)
Grant proceeds and other reimbursements received for capital expenditures	6,757	1,467
Net cash used in investing activities	(859)	(7,992)

Financing activities:
Proceeds from borrowings	11,583	18,482
Repayments of borrowings	(2,724)	(4,000)
Lender debt renewal and waiver fee payments	-	(669)
Payments on finance leases	(83)	(132)
Proceeds from issuance of common stock in equity offering	2,617	-
Proceeds from the exercise of stock options	-	197
Net cash provided by financing activities	11,393	13,878

Effect of exchange rate changes on cash and cash equivalents	(56)	(14)
Net change in cash and cash equivalents for period	(780)	(2,280)
Cash and cash equivalents at beginning of period	6,999	7,751
Cash and cash equivalents at end of period	$6,219	$5,471

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$1,515	$4,026
Income taxes paid	14	7
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Debt fees added to revolving lines	423	500
Fair value of warrants issued to subordinated debt holders	448	1,393
Fair value of stock issued to a related party for guarantee fees	-	2,012
Fair value of warrants issued to lender for debt issuance costs	-	3,158
Fair value of stock issued to lender	-	1,335
Lender debt extension, waiver, and other fees added to debt	384	583
Cumulative capital expenditures in accounts payable, including net (decrease) increase of ($511) and $1,535, respectively	14,900	9,228
Payment of debt added to revolving lines	-	16,266

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the three months ended March 31, 2023
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Gain (Loss)	deficit

Balance at December 31, 2022	1,270	$1	35,869	$36	$232,546	$(428,985)	$(5,452)	$(201,854)

Issuance of common stock	-	-	668	1	2,616	-	-	2,617
Stock options exercised	-	-	40	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,662	-	-	2,662
Issuance and exercise of warrants	-	-	113	-	448	-	-	448
Foreign currency translation gain	-	-	-	-	-	-	117	117
Net loss	-	-	-	-	-	(26,410)	-	(26,410)
Balance at March 31, 2023	1,270	$1	36,690	$37	$238,272	$(455,395)	$(5,335)	$(222,420)

For the three months ended March 31, 2022
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2021	1,275	$1	33,461	$33	$205,305	$(321,227)	$(4,350)	$(120,238)

Issuance of common stock	-	-	341	1	3,348	-	-	3,349
Series B conversion to common stock	(5)	-	1	-	-	-	-	-
Stock options exercised	-	-	263	-	196	-	-	196
Stock-based compensation	-	-	-	-	2,040	-	-	2,040
Issuance and exercise of warrants	-	-	113	-	4,550	-	-	4,550
Foreign currency translation loss	-	-	-	-	-	-	(194)	(194)
Net loss	-	-	-	-	-	(18,294)	-	(18,294)
Balance at March 31, 2022	1,270	$1	34,179	$34	$215,439	$(339,521)	$(4,544)	$(128,591)

The accompanying notes are an integral part of the financial statements.

(Tabular data in thousands, except par value and per share data)

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be reportable segments and are collectively represented by the “All Other” category. At Aemetis, our mission is to generate sustainable and innovative renewable fuel solutions that benefit communities and restore our environment. We do this by building a local circular bioeconomy utilizing agricultural waste to produce low carbon, advanced renewable fuels that reduce greenhouse gas ("GHG") emissions and improve air quality by replacing traditional petroleum-based products.

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), Carbon Dioxide (“CO₂”) and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots, with CO₂ sold to food, beverage, and industrial customers. We have several energy efficiency initiatives focused on significantly lowering the carbon intensity of our fuels. In the third quarter of 2022, a ZEBREXTM ethanol dehydration system completed installation and began commissioning, a key first step in the electrification of the Keyes Plant, which will significantly reduce the use of petroleum-based natural gas as process energy. During the last two weeks of December 2022, we undertook an extended maintenance cycle and accelerated the implementation of several important ethanol energy efficiency plant upgrades noted above. Our decision was partly driven by the high natural gas prices in Northern California during the period. Furthermore, after monitoring natural gas pricing and margin profitability, we decided to extend the maintenance cycle through the end of the first quarter of 2023. As such, revenues from the Keyes Plant during the first quarter of 2023 were limited to sales of stored inventory at the plant. With natural gas pricing in a reasonable range and the maintenance turn-around complete, we expect to restart the plant during the second quarter of 2023.

Our California Dairy Renewable Natural segment, which consists of our subsidiary Aemetis Biogas LLC, “Aemetis Biogas” or “ABGL,” constructs and operates bio-methane anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed); transports the biogas via pipeline to the Keyes Plant site; and converts the biogas to Renewable Natural Gas (“RNG”) which is then delivered to customers through the PG&E natural gas pipeline.

The Aemetis Biogas network includes the Aemetis Biogas Central Dairy Project which operates 40 miles of completed biogas pipeline; six operating dairy digesters; five dairy digesters that are under construction; a centralized biogas-to-RNG conversion facility located at the Keyes Plant site; and a renewable natural gas interconnection with the PG&E utility gas pipeline.

The dairy digesters are connected via an underground private pipeline owned by ABGL to a gas cleanup and compression unit at the Keyes Plant to produce dairy RNG. Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to negative carbon intensity RNG that is injected into the statewide PG&E gas utility pipeline for use as transportation fuel or used as renewable process energy at the Keyes Plant.

Our India Biodiesel segment owns and operates a plant in Kakinada, India (“Kakinada Plant”) with a nameplate capacity of 150 thousand metric tons per year, or about 50 million gallons per year, producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We believe the Kakinada Plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada Plant is capable of processing a variety of vegetable oils and animal fat waste feedstocks into biodiesel that meets international product standards. Our Kakinada Plant can also distill the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries. The Kakinada Plant shipped the tender offer orders placed during the third quarter of 2022 in the fourth quarter of 2022. As such, revenues from the Kakinada Plant during the first quarter of 2023 were limited to sales of stored inventory at the plant to private customers. In April 2023, Kakinada Plant was awarded a new tender offer to ship $34.0 million worth of biodiesel.

Our All Other segment consists of: Carbon Zero biofuels production plants to produce renewable diesel and sustainable aviation fuel; Carbon Capture and Sequestration compression system and injection wells; a research and development facility in Minneapolis, Minnesota; and our corporate offices in Cupertino, California.

(Tabular data in thousands, except par value and per share data)

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

The accompanying consolidated condensed balance sheet as of  March 31, 2023, the consolidated condensed statements of operations and comprehensive loss for the  three months ended March 31, 2023 and 2022, the consolidated condensed statements of cash flows for the  three months ended March 31, 2023 and 2022, and the consolidated condensed statements of stockholders’ deficit for the  three months ended March 31, 2023 and 2022 are unaudited. The consolidated condensed balance sheet as of December 31, 2022, was derived from the 2022 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the  2022 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31,  2022. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three months ended March 31, 2023 and 2022 have been prepared on the same basis as the audited consolidated statements as of and for the year ended December 31, 2022 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the  three months ended March 31, 2023 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

(Tabular data in thousands, except par value and per share data)

California Ethanol: On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), pursuant to which we buy all corn from J.D. Heiskell and sell all WDG and corn oil we produce to J.D. Heiskell. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex LLC (“Murex”), in which we sell all our ethanol to Murex through individual sales transactions. Given the similarity of the individual sales transactions with Murex, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to one of our customer’s contracted trucking companies. Upon delivery, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Murex for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. The transaction price is allocated to one performance obligation.

The below table shows our sales in our California Ethanol segment by product category:

	For the three months ended March 31,
	2023	2022
Ethanol sales	$368	$37,896
Wet distiller's grains sales	-	11,517
Other sales	107	2,628
	$475	$52,041

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

For ethanol, we only have customer relationships with Murex, hence the principal and agent criteria are not applied. However, we are still buying corn and selling WDG and corn oil to J.D.Heiskell. We analyzed the principal versus agent relationship criteria below.

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

California Dairy Renewable Natural Gas: In December 2018, we utilized our relationships with California’s Central Valley dairy farmers by signing leases and raising funds to construct dairy digesters, a 40 mile pipeline, a centralized biogas cleanup and a renewable natural gas interconnection with PG&E pipeline. We are currently producing RNG from six digesters connected to 40 miles of pipeline, then flowing this gas to our RNG cleanup hub and delivering the gas through an interconnect to the PG&E pipeline at the Keyes Plant. The RNG upgrade unit at the Keyes Plant is designed deliver utility-grade RNG for sale as transportation fuel to California customers via pipeline delivery.

We have 30 signed agreements with dairies to construct dairy digesters. Our revenue development strategy for the Dairy Renewable Natural Gas segment relies upon continuing to collect bio-methane gas from the existing dairy digesters, continuing to build out the network of dairy digesters, extending the pipeline in Northern California to grow the supply of RNG available for sale and utilizing the biogas-to-RNG upgrade unit to distribute utility-grade RNG to customers statewide. We plan to store the RNG until the LCFS credit pathway for each dairy has been established, after which we will sell the stored gas by delivering it into the utility gas pipeline . As of  March 31, 2023 , we have 31.0 thousand MMBtu of RNG in storage. The RNG in storage is recorded at the lower of cost and net realizable value. The value per LCFS as of  March 31, 2023  was $70 per metric ton and the value per D3 Cellulosic RIN was $1.96; for an estimated market value $53.37 per MMBtu, assuming a CI score of -427.

(Tabular data in thousands, except par value and per share data)

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

The below table shows our sales in our India Biodiesel segment by product category:

	For the three months ended March 31,
	2023	2022
Biodiesel sales	$1,190	$-
Other sales	280	8
	$1,470	$8

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

Cash, Cash Equivalents, and Restricted Cash. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at various financial institutions domestically and abroad. The Federal Deposit Insurance Corporation insures domestic cash accounts. The Company’s accounts at these institutions may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. Amounts included in restricted cash represent those required to be set aside by the Construction Loan Agreement with Greater Nevada Credit Union ("GNCU") and will be released upon approval by GNCU. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet to the total of the same such amounts shown in the statement of cash flows.

	As of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$ 4,131	$ 4,313
Restricted cash included in other current assets	127	725
Restricted cash included in other assets	1,961	1,961
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$ 6,219	$ 6,999

Accounts Receivable. The Company sells ethanol and WDG through third-party marketing arrangements generally without requiring collateral directly to customers on a variety of terms including advanced payment terms, based on the size and creditworthiness of the customer. DCO is marketed and sold to A.L. Gilbert and other customers under the J.D. Heiskell Purchasing Agreement. The Company sells CDS directly to customers on standard 30 day payment terms. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Usually, invoices are due within 30-days on net terms. Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts. We did not reserve any balance for allowances for doubtful accounts as of March 31, 2023 and December 31, 2022.

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

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment—Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. The Company has not recorded any impairment during the three months ended March 31, 2023 and 2022.

California Energy Commission Low-Carbon Fuel Production Program. The Company has been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $3.8 million from the LCFPP as of March 31, 2023, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

In October 2020, the Company was awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $3.9 million from the CDFA 2020 grant program as of March 31, 2023, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

(Tabular data in thousands, except par value and per share data)

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Carbon Zero Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank project. The Company receives funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant for reimbursement of capital expenditures of $1.7 million is presented with long-term liabilities as of March 31, 2023, and December 31, 2021. Due to the uncertainty associated with meeting the minimum matching contribution, the reimbursement will be recognized when the Company makes the minimum matching contribution.

U.S. Department of Food and Agriculture Forest Service Grant. Aemetis Advanced Products Keyes (“AAPK”) has been awarded $245 thousand in matching grants from the U.S. Department of Food and Agriculture Forest Service (“US Forest Service”) under the Wood Innovation and Community Wood program. The grant reimburses the Company for continued development of technologies and processes to valorize forest waste for the production of cellulosic ethanol.  AAPK has received $216 thousand from the US Forest Service as reimbursement for actual allowable program costs incurred through March 31, 2023.

California Energy Commission Grant for Solar Microgrid, DSC and Battery Backup System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded an $8.0 million grant to design, construct and commission a grid-connected 1.56 MW photovoltaic microgrid and 1.25MW/2.5MWh Battery Energy Storage System integrated with an artificial intelligence-driven distributed control system (DCS). The Company has made the required $1.6 million in matching contributions to qualify to receive grant reimbursements. AAFK received $4.2 million in grant funds from this program as reimbursement for actual expenditures incurred through March 31, 2023. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Department of Forestry and Fire Protection Grant. AAPK has been awarded $2 million in matching grants from the CAL FIRE Business and Workforce Development Grant Program (“CAL Fire”) in May 2022. This CAL Fire grant program reimburses AAPK for costs to design, construct, and commission a 2 million gallon per year cellulosic ethanol facility able to convert conifer biomass from forested regions of the Sierra Nevada into an ultra‐low carbon biofuel derived from 100% forest biomass (“CAL Fire Conversion Program”). AAPK must contribute $5.8 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the CAL Fire Conversion Program as reimbursement for actual costs through  March 31, 2023.

California Department of Forestry and Fire Protection Grant. AAPK was awarded $500 thousand in grants from CAL Fire in May 2022. This CAL Fire grant program reimburses AAPK for costs to advance a new‐to‐the world technology that circumvents current limitations surrounding the extraction of cellulosic sugars by pioneering a novel route for deconstructing woody biomass using ionic liquids (“CAL Fire Extraction Program”). AAPK has received no grant funds from the CAL Fire Extraction Program as reimbursement for actual costs through  March 31, 2023.

U.S Forest Service Community Wood Grant. Aemetis Advanced Products Riverbank (“AAPR”) was awarded $642 thousand in matching grants from the U.S Forest Service Wood Innovations Program (“USFS”) in May 2022. The USFS grant program reimburses AAPR for costs to design, construct, and commission a plant to produce cellulosic ethanol using preliminary research and development in partnership with the Joint Bioenergy Institute (JBEI). USFS grant funds will be used to complete the FEL-3 design phase of the entire process, construct a biomass pretreatment unit to extract sugars at the Aemetis Riverbank site and ferment sugars into ethanol at the Keyes Plant. AAPR must contribute $2.4 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the USFS grant program as reimbursement for actual costs through  March 31, 2023.

California Energy Commission Grant for Mechanical Vapor Recompression System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded a $6.0 million grant to design, construct and commission a mechanical vapor recompression (MVR) system. The additional evaporation stages will eliminate natural gas consumption and related greenhouse gas emissions in the evaporation portion of the process by installing metering equipment and software to monitor and optimize the plant’s energy consumption. The MVR system will compress vapor to a higher pressure and temperature so that it can be recycled multiple times as steam heat in the evaporation process, which will dramatically reduce natural gas use. The grant requires $5.3 million in matching contributions. AAFK has received no grant funds from this program as reimbursement for actual expenditures incurred through March 31, 2023. Due to the uncertainty associated with the approval process under the grant program, the Company will recognize future grant proceeds received as a reduction of costs in the period when payment is received.

(Tabular data in thousands, except par value and per share data)

Pacific Gas and Electric SEM Manufacturer’s Incentive Program. During the fourth quarter of 2022, AAFK received $374 thousand in PG&E SEM Incentive Program reimbursements for installing more efficient beer feed heat exchangers. Third party consultants verified the reduction in natural gas usages from the new heat exchangers to obtain the incentive program funds.

California Energy Commission PG&E A2313 Pipeline Interconnection Grant. The Company has received $5 million in matching grants from the California Energy Commission PG&E A2313 Pipeline Interconnection program (“CEC PG&E Pipeline Interconnect”) during the quarter ended March 31, 2023. The CEC PG&E Pipeline Interconnect grant reimburses the Company for actual costs to design, procure, and install facility and pipeline to interconnect renewable natural gas pipeline with the PG&E utility pipeline. In October 2022 the Company successfully connected and commissioned pipeline interconnection with the PG&E utility pipeline. After three months of renewable natural gas delivery verified the interconnection, the CEC PG&E program funds were released. The Company has received all $5 million available from the PG&E program as reimbursement for actual costs incurred as of March 31, 2023. Given the nature of funds received as reimbursement for actual costs incurred, the funds were applied against the actual costs.

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three months ended March 31, 2023 and 2022, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of March 31, 2023 and 2022:

	As of
	March 31, 2023	March 31, 2022
Series B preferred (post split basis)	127	127
Common stock options and warrants	6,125	4,774
Debt with conversion feature at $30 per share of common stock	1,246	1,223
Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	7,498	6,124

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

The “California Dairy Renewable Natural Gas” reportable segment includes the dairy digesters, pipeline and gas condition hub for the production of biogas from dairies near Keyes, California.

(Tabular data in thousands, except par value and per share data)

The “India Biodiesel” reportable segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing Kakinada Plant, the administrative offices in Hyderabad, India, and the holding companies in Nevada and Mauritius. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

The Company has additional operating segments that were determined not to be reportable segments, including the Carbon Zero biofuels production plants to produce renewable diesel and sustainable aviation fuel; the Carbon Capture and Sequestration compression system and injection wells; a research and development facility in Minneapolis, Minnesota; and our corporate offices in Cupertino, California.

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

Debt Modification Accounting. The Company evaluates amendments to its debt in accordance with ASC 470-60 Troubled Debt Restructuring and ASC 470-50 Debt–Modification and Extinguishments for modification and extinguishment accounting. The evaluation for troubled debt restructuring includes assessing qualitative and quantitative factors such as whether the creditor granted a concession and if the Company is experiencing financial difficulties. The quantitative analysis includes the calculation of the post-restructuring effective interest rate by projecting cash flows on the new terms comparing this calculation to the terms of prior amendments. If the post restructuring effective interest rate is less than the prior terms effective interest rate, we assess this as having been granted a concession. The troubled debt restructuring accounting would be applied to any debt which meets the qualitative factors and quantitative factor of concession granted. If the debt would not fall into Troubled Debt Restructuring then we apply ASC 470-50 Debt-Modification and Extinguishment. This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where the net present value of future cash flows changed more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

For a complete summary of the Company’s significant accounting policies, please refer to the Company’s audited financial statements and notes thereto for the years ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023.

2. Inventories

Inventories consist of the following:

	As of
	March 31, 2023	December 31, 2022
Raw materials	$6,947	$2,971
Work-in-progress	527	127
Finished goods	5,064	1,560
Total inventories	$12,538	$4,658

As of March 31, 2023, and December 31, 2022, the Company recognized a lower of cost or net realizable value impairment of $355 thousand and none respectively, related to inventory.

(Tabular data in thousands, except par value and per share data)

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	March 31, 2023	December 31, 2022
Land	$7,347	$7,344
Plant and buildings	137,558	99,116
Furniture and fixtures	1,927	1,831
Machinery and equipment	14,946	15,209
Tenant improvements	56	56
Construction in progress	52,573	88,934
Property held for development	15,431	15,437
Finance lease right of use assets	3,042	3,045
Total gross property, plant & equipment	232,880	230,972
Less accumulated depreciation	(52,072)	(50,531)
Total net property, plant & equipment	$180,808	$180,441

For the three months ended March 31, 2023 and 2022, interest capitalized in property, plant, and equipment was $1.8 million and $2.1 million, respectively.

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

For the three months ended March 31, 2023 and 2022, the Company recorded depreciation expense of $1.8 million and $1.3 million, respectively.

(Tabular data in thousands, except par value and per share data)

4. Debt

Debt consists of the following:

	March 31, 2023	December 31, 2022
Third Eye Capital term notes	$7,173	$7,141
Third Eye Capital revolving credit facility	65,558	60,602
Third Eye Capital revenue participation term notes	11,995	11,963
Third Eye Capital acquisition term notes	26,625	26,578
Third Eye Capital Fuels Revolving Line	29,087	27,410
Third Eye Capital Carbon Revolving Line	23,135	22,710
Construction Loan	21,728	19,820
Cilion shareholder seller notes payable	6,871	6,821
Subordinated notes	16,106	15,931
EB-5 promissory notes	41,603	41,404
Term loans on capital expenditures	5,856	5,860
Secured Loans	3,535	-
Working capital loans	2,663	-
Total debt	261,935	246,240
Less current portion of debt	62,701	49,219
Total long term debt	$199,234	$197,021

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

On  March 6, 2023, Third Eye Capital agreed to the Limited Waiver and Amendment No. 25 to the Note Purchase Agreement (“Amendment No. 25”) to: provide a waiver for the Keyes Plant Minimum Quarterly Production violation for the quarter ended  March 31, 2023, in which the Borrowers will not meet the minimum production of 10 million gallons requirement. As consideration for such waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million.

On  May 4, 2023, Third Eye Capital agreed to the Limited Waiver and Amendment No. 26 to the Note Purchase Agreement (“Amendment No. 26”) to: provide a waiver for (i) the Keyes Plant Minimum Quarterly Production violation for the quarter ended June 30, 2023, in which the Borrowers will not meet the minimum production of 10 million gallons requirement and (ii) the lender agrees to waive the cash payment of certain fees which are required by the Third Eye Capital Notes and allowed these fees to be added to the outstanding balance of the Revolving Notes. As consideration for such waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million.

According to ASC 470-10-45 Debt–Other Presentation Matters, if it is probable that the Company will not be able to cure the default at measurement dates within the next 12 months, the related debt needs to be classified as current. To assess this guidance, the Company performed ratio and cash flow analysis using its cash flow forecast and debt levels for plant to debt ratio covenant and obtained waivers for the minimum ethanol production covenant for Q1’23 and Q2'23 in Amendments No. 25 and No. 26. The Company forecasted sufficient cash flows over the next 12 months to reduce debt levels of Third Eye Capital and meet the operations of the Company. Based on this analysis, the Company believes that it is reasonably possible that through a combination of cash flows from operations, sales from EB-5 investments, and proceeds from the sale of common stock, it will be able to meet the ratio of the note indebtedness covenant over the next 12 months. As such, the notes are classified as long-term debt.

On March 6, 2020, we and a subsidiary entered into a one-year reserve liquidity facility governed by a promissory note, payable to Third Eye Capital, in the principal amount of $18 million. On March 14, 2021, Third Eye Capital agreed to increase the amount available under the reserve liquidity facility to $70.0 million. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2023. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2023. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance. On August 9, 2021, Third Eye Capital agreed to decrease the amount available under the reserve liquidity notes governed by a promissory note to $40.0 million. On March 6, 2023, Third Eye Capital agreed to increase the reserve liquidity facility to $50 million and extend this for one year to April 1, 2024.

(Tabular data in thousands, except par value and per share data)

Terms of Third Eye Capital Notes

A.

Term Notes.  As of March 31, 2023, the Company had $7.2 million in principal and interest outstanding under the Term Notes and $70 thousand unamortized debt issuance costs. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2024.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (21.75% as of March 31, 2023) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2024. As of March 31, 2023, AAFK had $67.0 million in principal and interest and waiver fees outstanding and $1.5 million unamortized debt issuance costs under the Revolving Credit Facility.

C.

Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2024. As of March 31, 2023, AAFK had $12.2 million in principal and interest outstanding under the Revenue Participation Term Notes and $160 thousand unamortized debt issuance costs.

D.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (18.75% per annum as of March 31, 2023) and mature on April 1, 2024. As of March 31, 2023, Aemetis Facility Keyes, Inc. had $26.9 million in principal and interest and redemption fees outstanding under the Acquistion Term Notes and $300 thousand unamortized debt issuance costs. The outstanding principal balance includes a total of $7.5 million in redemption fee on which interest is not charged.

E.

Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $50.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2024. We have no borrowings outstanding under the Reserve Liquidity Notes as of March 31, 2023.

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

As of March 31, 2023, GAFI had principal and interest outstanding of $4.8 million classified as current debt and $26.1 million classified as long-term debt and $1.9 million unamortized debt issuance costs. As of March 31, 2023, ACCI had principal and interest outstanding of $0.5 million classified as current debt and $24.9 million classified as long-term debt and $2.2 million in unamortized debt issuance costs. The current portion of the Revolving Lines are part of a $6.7 million specific advance between Third Eye Capital and the Company that have been agreed to be repaid by July 31, 2023. As of March 31, 2023 we have an additional $1.4 million of available borrowings under this advance agreement.

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc. (“Cilion”), on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of March 31, 2023, Aemetis Facility Keyes, Inc. had $6.9 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $0.9 million and $2.5 million in original notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months. Upon maturity, the Subordinated Notes are renewable at the Company's election for six month periods with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full.

On January 1, 2023, the maturity on two Subordinated Notes’ was extended until the earlier of (i) June 30, 2023; (ii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A $90 thousand and $250 thousand cash extension fee was paid by adding the fee to the balance of the new Subordinated Notes and 113 thousand common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

(Tabular data in thousands, except par value and per share data)

The Company evaluated the January 1, 2023 amendments and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At March 31, 2023 and December 31, 2022, the Company had, in aggregate, the amount of $16.1 million and $15.9 million in principal and interest outstanding, respectively, under the Subordinated Notes.

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

The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of March 31, 2023, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. As of March 31, 2023 and December 31, 2022, $37.4 million and $37.2 million was outstanding, respectively, on the EB-5 Notes sold under the EB-5 Phase I funding.

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

The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of March 31, 2023, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of March 31, 2023, and  December 31, 2022, $4.2 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

(Tabular data in thousands, except par value and per share data)

Working capital loans. On July 26, 2022, the Company entered into a short-term loan with Secunderabad Oils Limited in an amount not to exceed $1.88 million. On August 1, 2022, the Company entered into a short-term loan with Leo Edibles & Fats Limited in an amount not to exceed $1.27 million. The loans bears interest at 18% and are payable monthly.  The loans are repayable on demand by the lender or within one year from the date of issuance. As of March 31, 2023 and December 31, 2022, the Company had $2.7 million and no balance under these agreements.

Secured loans. In the first quarter of 2023, the Company entered into several short-term loans with IndusInd Bank and HDFC Bank. The loans are secured by fixed deposits made by the Company. The loans bear interest at rates that range from 6% to 8%.  The loans mature between November 15, 2023 and May 3, 2024. As of March 31, 2023 and December 31, 2022, the Company had $3.5 million and no balance under these agreements.

Construction Loan Agreement. On October 4, 2022, the Company entered into a Construction Loan Agreement (“Loan Agreement”) with Greater Nevada Credit Union (“GNCU”). Pursuant to the Loan Agreement, the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of the Aemetis Biogas 1 LLC. The loan bears interest at a rate of 5.95% per annum and has an USDA annual renewal fee of 0.25%, with interest only payments to be paid in monthly installments, and a maturity date of March 4, 2023, at which time the entire unpaid principal amount, together with accrued and unpaid interest, is expected to be repaid from the proceeds of a term loan this is 80% USDA guaranteed and issued by GNCU pursuant to a USDA Conditional Commitment. The Loan Agreement contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2023, and annually for the term of the loan. The Loan Agreement also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of March 31, 2023 and December 31, 2022, the Company had $21.7 million and $20.2 million outstanding and unamortized discount issuances costs of none and $0.3 million under the Loan Agreement.

On March 4, 2023, GNCU agreed to the First Amendment to Promissory Note to the Loan Agreement to extend the maturity date of the Loan Agreement to August 1, 2023 and increase the interest rate to 9.0%.  As consideration for the amendment, the borrowers agreed to pay GNCU a lenders fee and expenses of $9 thousand. We analyzed the agreement according to ASC 470-60 Troubled Debt Restructuring and we determined that GNCU provided a concession when comparing the initial credit agreement with a lower interest rate and higher fees to the new debt amendment with a higher interest rate and lower fees. In accordance with the provisions of ASC 470-60 Troubled Debt Restructuring, we applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting.

Financing Agreement for capital expenditures. The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase ZEBREXTM membrane dehydration equipment to conserve energy and improve operating efficiencies at the Keyes Plant. The Company also entered into a financing agreement with Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. We recorded the asset in property, plant and equipment, net and recorded the related liability of $1.2 million in short term borrowings and $4.6 million in other long-term debt, respectively as of March 31, 2023.

Scheduled debt repayments for the Company’s loan obligations by year are as follows:

Twelve Months ended March 31,	Debt Repayments
2024	$62,701
2025	171,981
2026	28,894
2027	2,861
2028	978
Thereafter	650
Total debt	268,065
Debt issuance costs	(6,130)
Total debt, net of debt issuance costs	$261,935

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

(Tabular data in thousands, except par value and per share data)

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

The components of lease expense and sublease income were as follows:

	Three months ended March 31,
	2023	2022
Operating lease cost
Operating lease expense	$181	$189
Short term lease expense	21	27
Variable lease expense	22	23
Total operating lease cost	$224	$239

Finance lease cost
Amortization of right-of-use assets	$31	$63
Interest on lease liabilities	91	19
Total finance lease cost	$122	$82

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended March 31,
	2023	2022
Operating cash flows used in operating leases	$164	$164
Operating cash flows used in finance leases	91	19
Financing cash flows used in finance leases	$83	$132

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Operating lease cost
Operating lease expense	$181	$189
Short term lease expense	21	27
Variable lease expense	22	23
Total operating lease cost	$224	$239

Finance lease cost
Amortization of right-of-use assets	$31	$63
Interest on lease liabilities	91	19
Total finance lease cost	$122	$82

(Tabular data in thousands, except par value and per share data)

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$2,355	$2,449

Current portion of operating lease liability	355	338
Long term operating lease liability	2,095	2,189
Total operating lease liabilities	2,450	2,527

Finance leases
Property and equipment, at cost	$3,045	$3,045
Accumulated depreciation	(143)	(112)
Property and equipment, net	2,902	2,933

Other current liability	(5)	71
Other long term liabilities	2,994	2,911
Total finance lease liabilities	2,989	2,982

Maturities of operating lease liabilities were as follows:

Twelve months ended March 31,	Operating leases	Finance leases

2024	$672	$354
2025	679	179
2026	670	159
2027	631	145
2028	650	145
Thereafter	110	11,000
Total lease payments	3,412	11,982
Less imputed interest	(962)	(8,993)
Total lease liability	$2,450	$2,989

The Company acts as sublessor in certain leasing arrangements, primarily related to land and buildings.  Fixed sublease payments received are recognized on a straight-line basis over the sublease term. Sublease income and head lease expense for these transactions are recognized on a gross basis on the consolidated financial statements. This was recorded in the Selling, general and administrative expense section of the Consolidated Statements of Operations and Comprehensive Loss.

The components of lease income for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	March 31, 2023	March 31, 2022
Lease income	$471	$-

Future lease commitments to be received by the Company as of March 31, 2023 were as follows:

Twelve months ended March 31,
2024	$811
2025	560
2026	482
2027	474
2028	474
Thereafter	947
Total future lease commitments	$3,748

(Tabular data in thousands, except par value and per share data)

Property taxes

On March 3, 2022, the Company paid $6.1 million to Stanislaus County for property taxes past due.

Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. The Company's view of the matters not listed may change in the future as the litigation and events related thereto unfold.

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of March 31, 2023, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 2,800,000 of Series A Preferred Units on second tranche for a value of $14.0 million, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of March 31, 2023 and December 31, 2022 based on the evaluation of the other conditions included in the agreement.

On August 8, 2022, ABGL, Protair-X America, Inc. (“Protair”), and Third Eye Capital entered into a Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Amendment") which amends that certain Series A Preferred Unit Purchase Agreement (“PUPA”) dated as of December 20, 2018. The PUPA Amendment provides for: (i) a waiver of certain covenants prohibiting the internal reorganization of ABGL subsidiaries and the incurrence of indebtedness by ABGL and its subsidiaries pursuant to a USDA loan, provided that, among other things, Third Eye Capital shall have received a repayment of at least $7.3 million to be applied to the Carbon Revolving Line contemporaneously with the closing of the Construction Loan Agreement; (ii) a waiver of certain operational defaults under the PUPA; and (iii) an amendment which (a) requires ABGL to redeem all of the outstanding Series A Preferred Units by December 31, 2022 (the “Final Redemption Date”) for $116 million; and (b) provides ABGL the right to redeem all of the outstanding Series A Preferred Units by September 30, 2022 for $106 million. The PUPA Amendment further provides the failure to redeem the Series A Preferred Units by the Final Redemption Date would constitute a triggering event requiring ABGL to enter into a credit agreement with Protair and Third Eye Capital effective as of January 1, 2023. We evaluated the terms of the PUPA Amendment and applied extinguishment accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment and recorded a loss on extinguishment of $49.4 million in the third quarter of 2022.

(Tabular data in thousands, except par value and per share data)

On  January 1, 2023, ABGL entered into the Second Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Second Amendment") providing for: (i) a waiver for not complying to redeem all Series A Preferred Units by  December 31, 2022, and (ii) provides ABGL the right to redeem all of the outstanding Series A Preferred Units by  May 31, 2023, for $125 million. The PUPA Second Amendment further provides that failure to redeem the Series A Preferred Units by the redemption date, ABGL is required to enter into a credit agreement with Protair and Third Eye Capital effective as of  June 1, 2023 and maturing on May 31, 2024, in substantially the form attached to the PUPA Second Amendment. We determined that Third Eye Capital provided a concession to redeem the preferred shares at lower effective borrowing rate than the credit agreement interest rate or prior amendment rate. In accordance with the provisions of ASC 470-60 Troubled Debt Restructuring, we applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting. In addition, given that the Company could turn the agreement into a credit agreement, the Company is accreting these tranches from an initial carrying value at December 31, 2022 of $116.0 million to $159.0 million over the seventeen months ending May 31, 2024. Hence, the preferred redemption balance is classified as long term liability as of March 31, 2023.

The Company recorded Series A Preferred Unit liabilities, net of debt discounts pursuant to these agreements, classified as long-term Series A Preferred Units, of $122.5 million and $116.0 million as of March 31, 2023 and December 31, 2022, respectively.

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company's ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets, before intercompany eliminations, of ABGL as of March 31, 2023 were $78.8 million which serve as collateral for the Series A Preferred Units. The Series A Preferred Units are not collateralized by any other assets or guarantees from Aemetis or its subsidiaries.

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

With the approval of the 2019 Stock Plan, the Zymetis 2006 Stock Plan, and Amended and Restated 2007 Stock Plan (collectively, the “Stock Plans”) were terminated for granting any options under either plan. However, any options granted before the 2019 Stock Plan approved will remain outstanding and can be exercised, and any expired options will be available to grant under the 2019 Stock Plan.

(Tabular data in thousands, except par value and per share data)

Common Stock Reserved for Issuance

The following is a summary of awards granted under the Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2022	165	4,694	$4.63
Authorized	1,435	-	-
Options Granted	(1,178)	1,178	3.75
RSAs Granted	(244)	-	-
Exercised	-	(40)	0.69
Forfeited/expired	62	(62)	4.31
Balance as of March 31, 2023	240	5,770	$4.48

As of March 31, 2023, there were 3.4 million options vested under the Stock Plans.

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

During the three months ended March 31, 2023 and 2022, the Company granted 1.2 million and 0.9 million options, respectively. The weighted average fair value calculations for the options granted during these periods are based on the following assumptions:

	For the three months ended March 31, 2023
Description	2023	2022
Dividend-yield	-%	-%
Risk-free interest rate	3.82%	1.66%
Expected volatility	125.32%	113.45%
Expected life (years)	7.00	7.00
Market value per share on grant date	$3.75	$11.31
Fair value per option on grant date	$3.43	$9.89

During the three months ended March 31, 2023 and 2022, the Company granted 243,850 and 60,300 restricted stock awards, respectively, with a fair value on date of grant of $3.75 and $11.31, respectively, per award.

(Tabular data in thousands, except par value and per share data)

As of  March 31, 2023, the Company had $12.8 million of total unrecognized compensation expense for employees, which the Company will amortize over the 2.1 years of weighted average remaining term.

8. Outstanding Warrants

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

	For the three months ended March 31, 2023
Description	2023	2022
Dividend-yield	-%	-%
Risk-free interest rate	4.41%	1.45%
Expected volatility	125.32%	139.55%
Expected life (years)	2.00	4.00
Exercise price per warrant	$0.01	$13.33
Market value per share on grant date	$3.96	$13.06
Fair value per warrant on grant date	$3.95	$11.01

A summary of historical warrant activity follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2022	355	$15.92	7.48
Granted	113	0.01
Exercised	(113)	0.01
Outstanding March 31, 2023	355	$15.92	7.24

All of the above outstanding warrants are vested and exercisable as of March 31, 2023. As of March 31, 2023 and 2022, the Company had no unrecognized compensation expense related to warrants, respectively.

9. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. The term of the Corn Procurement and Working Capital Agreement expires on December 31, 2023, and the term can be automatically renewed for additional one-year terms. WDG continues to be sold to A.L.Gilbert and DCO is sold to other customers under the J.D. Heiskell Purchase Agreement. The Company’s relationships with J.D. Heiskell, and A.L. Gilbert are well established, and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. These agreements are ordinary purchase and sale agency agreements for the Keyes Plant. On May 13, 2020, J.D. Heiskell and the Company entered into Amendment No.1 to the J.D. Heiskell Purchasing Agreement to remove J.D. Heiskell’s obligations to purchase ethanol from the Company under the J.D. Heiskell Purchasing Agreement.

As of March 31, 2023 and December 31, 2022, Aemetis made prepayments to J.D. Heiskell of $0.4 million and $2.4 million, respectively.

(Tabular data in thousands, except par value and per share data)

The J.D. Heiskell sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three months ended March 31, 2023 and 2022 were as follows:

	As of and for the three months ended March 31,
	2023	2022
Wet distiller's grains sales	$-	$11,517
Corn oil sales	37	2,338
Corn purchases	302	44,009
Accounts receivable	-	116
Accounts payable	-	508

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into a Fuel Ethanol Purchase and Sale Agreement with Murex, which matures on October 31, 2023, with automatic one-year renewals thereafter. The Company also entered into a Wet Distillers Grains Marketing Agreement with A.L. Gilbert, which matures on December 31, 2023, with automatic one-year renewals thereafter.

Accounts receivable associated with our marketing partners was $0 and $0.6 million as of March 31, 2023 and December 31, 2022.

For the three months ended March 31, 2023 and 2022, the Company expensed marketing costs of $3.0 thousand and $700 thousand, respectively, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement. These marketing costs are presented as part of Selling, General, and Administration expense.

Supply Trade Agreement. On July 1, 2022, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with a supply of feedstock up to a credit limit of $12.7 million. If the Company fails to pay the invoice within the ten-day credit period, the outstanding amount will bear interest at 12%.  The term of the agreement is for one year. Either party can terminate the agreement by giving notice one month notice in writing. As of March 31, 2023 and December 31, 2022, the Company had accounts payable of $2.1 million and no outstanding balance, respectively, under this agreement.

As of March 31, 2023 and 2022, the Company has no forward sales commitments.

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

(Tabular data in thousands, except par value and per share data)

Summarized financial information by reportable segment for the three months ended March 31, 2023 and 2022 follows:

	For the three months ended March 31, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$475	$206	$1,470	$-	$2,151
Gross loss	(12)	(773)	(510)	-	(1,295)

Interest expense including amortization of debt fees	5,518	704	69	2,756	9,047
Accretion and other expenses of Series A preferred units	-	5,564	-	-	5,564
Capital expenditures	334	6,499	36	747	7,616
Depreciation	1,109	457	155	69	1,790

	For the three months ended March 31, 2022
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$52,041	$-	$8	$-	$52,049
Intersegment revenues	-	335	-	-	335
Gross profit (loss)	(2,880)	(207)	8	(6)	(3,085)

Interest expense including amortization of debt fees	5,645	4	-	612	6,261
Accretion and other expenses of Series A preferred units	-	1,640	-	-	1,640
Capital expenditures	1,803	5,449	67	2,140	9,459
Depreciation	1,011	146	168	11	1,336

A reconciliation of reportable segment revenues to total consolidated revenue for the three months ended March 31, 2023 and 2022 follows:

	2023	2022
Total revenues for reportable segments	$2,151	$52,384
Elimination of intersegment revenues	-	(335)
Total consolidated revenues	$2,151	$52,049

(Tabular data in thousands, except par value and per share data)

Total assets by reportable segments as of  March 31, 2023 and December 31, 2022 follows:

	March 31, 2023	December 31, 2022
California Ethanol	$ 62,508	$ 66,794
California Dairy Renewable Natural Gas	76,607	77,714
India Biodiesel	24,054	16,120
All other	47,212	46,486
Total consolidated assets	$ 210,381	$ 207,114

California Ethanol: The Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all WDG and corn oil the Company produces to J.D. Heiskell. Sales of ethanol to one customer accounted for 77% of the Company’s California Ethanol segment revenues for the three months ended March 31, 2023. Sales of ethanol, WDG, and corn oil to two customers accounted for 73% and 27% of the Company’s California Ethanol segment revenues for the three months ended March 31, 2022.

Dairy Renewable Natural Gas: 100% of our Dairy Renewable Natural Gas segment revenues during the three months ended March 31, 2023 were from sales of biogas to one customer. For the three months ended March 31, 2022, all sales were from sale of biogas to the Keyes Plant for use in boilers, which allowed qualification of carbon credits for the ethanol produced in the Keyes Plant.

India Biodiesel: One biodiesel customer accounted for 80% of the Company’s consolidated India segment revenues for the three months ended March 31, 2023.

11. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of March 31, 2023, $0.1 million remained as a prepaid expense.

On January 12, 2022, the Audit Committee of the Company approved a one-time guarantee fee of $2.0 million to McAfee Capital in connection with McAfee Capital’s extension of certain guarantees of the Company’s indebtedness with Third Eye Capital. The Company paid this fee by issuing 180,000 shares of common stock of the Company.

In the first quarter of 2023, the Audit Committee of the Company approved a one-time guarantee fee of $0.4 million to McAfee Capital in connection with McAfee Capital’s guarantees of the Company’s indebtedness with Third Eye Capital. As of March 31, 2023, $0.1 million has been accrued as the guarantee fee.

The Company owes various members of the Board amounts totaling $0.4 million and $0.3 million as of March 31, 2023 and December 31, 2022, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended March 31, 2023 and 2022, the Company expensed $0.1 million respectively, in connection with board compensation fees.

12. Subsequent Events

On  May 4, 2023, Third Eye Capital agreed to the Limited Waiver and Amendment No. 26 to the Note Purchase Agreement (“Amendment No. 26”) to: provide a waiver for (i) the Keyes Plant Minimum Quarterly Production violation for the quarter ended June 30, 2023, in which the Borrowers will not meet the minimum production of 10 million gallons requirement and (ii) the lender agrees to waive the cash payment of certain fees which are required by the Third Eye Capital Notes and allowed these fees to be added to the outstanding balance of the Revolving Notes. As consideration for such waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million.

13. Mangement's Plan

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. As a result of negative capital, negative market conditions resulting in prolonged idling of the Keyes Plant, negative operating results, and collateralization of substantially all of the company assets, the Company has been reliant on its senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. In order to meet its obligations during the next twelve months, the Company will need to either refinance the Company’s debt or receive the continued cooperation of its senior lender. This dependence on the senior lender raises substantial doubt about the Company’s ability to continue as a going concern. The Company plans to pursue the following strategies to improve the course of the business.

For the Keyes Plant, we plan to restart the plant during the second quarter now that the extended maintenance cycle is complete, operate the plant and continue to improve its financial performance by adopting new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements, as well as, execute upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon demands and overall margin improvement.

(Tabular data in thousands, except par value and per share data)

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

For the Kakinada Plant, we plan to continue to develop sales channels for domestic products as the costs of feedstock normalize against the price of diesel, as recently announced governmental incentives take effect to promote the blending of biodiesel, and as feedstocks such as refined animal tallow are used domestically and exported. Additionally, we are in the process of obtaining approval to export refined animal tallow and biodiesel produced using animal tallow into international markets as the use of refined animal tallow received approval from the Pollution Control Board of India for production of biodiesel. The repatriation of funds from India to the parent company in the U.S. is reliant on favorable governmental approvals.

In addition to the above we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling bonds in the taxable and tax-exempt markets, selling equity through the ATM and otherwise, selling the current EB-5 Phase II offering, or by vendor financing arrangements.

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

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

Overview

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the acquisition, development and commercialization of innovative negative carbon intensity products and technologies that replace traditional petroleum-based products. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be reportable segments and are collectively represented by the “All Other” category. At Aemetis, our mission is to generate sustainable and innovative renewable fuel solutions that benefit communities and restore our environment. We do this by building a local circular bioeconomy utilizing agricultural waste to produce low-carbon, advanced renewable fuels that reduce greenhouse gas (“GHG”) emissions and improve air quality by replacing traditional petroleum-based products.

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

During the last two weeks of December 2022, we undertook an extended maintenance cycle and accelerated the implementation of several important ethanol energy efficiency plant upgrades noted above. Our decision was partly driven by the high natural gas prices in Northern California during the period. Furthermore, after monitoring natural gas pricing and margin profitability, we decided to extend the maintenance cycle through the end of the first quarter of 2023. As such, revenues from the Keyes Plant during the first quarter of 2023 were limited to sales of stored inventory at the plant.

Our California Dairy Renewable Natural gas segment, which consists of our subsidiary Aemetis Biogas LLC, "Aemetis Biogas" or “ABGL,” constructs and operates bio-methane anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed); transports the biogas via pipeline to the Keyes Plant site; converts the biogas to Renewable Natural Gas (“RNG”), which is then delivered to customers through the PG&E natural gas pipeline.

The Aemetis Biogas network includes the Aemetis Biogas Central Dairy Project, which operates 40 miles of completed biogas pipeline; six operating dairy digesters; five dairy digesters that are under construction; a centralized biogas-to-RNG conversion facility located at the Keyes Plant site; and a renewable natural gas interconnection with the PG&E utility gas pipeline. A total of 30 dairies have signed contracts with Aemetis Biogas in connection with participation in the Aemetis Biogas Central Dairy Project.

The dairy digesters are connected via an underground private pipeline owned by ABGL to a gas cleanup and compression unit at the Keyes Plant to produce dairy RNG. Upon receiving the bio-methane from the dairies, impurities are removed, and the bio-methane is converted to negative carbon intensity RNG that is injected into the statewide PG&E gas utility pipeline for use as transportation fuel or used as renewable process energy at the Keyes Plant.

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

Our Minneapolis, Minnesota research and development laboratory develops efficient conversion technologies using low carbon intensity and waste feedstocks to produce low or below zero carbon intensity biofuels and biochemicals. We are focused on processes that extract sugar from cellulosic feedstocks and then utilize the remaining biomass to produce low carbon renewable hydrogen for the production of sustainable aviation fuel, renewable diesel and potential sale of renewable hydrogen to third parties as transportation fuel.

California Ethanol Revenue

Revenue generation for our California Ethanol segment relies upon supplying ethanol into the transportation fuel market in Northern California and supplying feed products to dairy and other animal feed operations in Northern California. We are actively implementing plans that will bring higher value for our fuel ethanol in an effort to improve our overall margins and to add incremental income to the California Ethanol segment, including, the implementation of the Solar Microgrid System, the installation of the Zebrex ethanol dehydration system, the installation of mechanical vapor recompression, and other energy efficiency technologies. The energy efficiency upgrades to the Keyes Plant will result in higher LCFS value through the reduction of the carbon intensity of the fuel ethanol produced at the plant. On December 22, 2022, the Keyes Plant entered an extended maintenance cycle and accelerate the implementation of several important ethanol energy efficiency plant upgrades. With natural gas pricing in a reasonable range and the maintenance turn-around complete, we expect to restart the plant during the second quarter of 2023.

Ethanol is sold directly to our fuel marketing partner Murex LLC (“Murex”). We own the ethanol stored in our finished goods tank. WDG are sold to A.L. Gilbert and DCO is sold to other customers under the J.D. Heiskell Purchase Agreement. Smaller amounts of CDS are sold to various local third parties. The CO₂ produced by the Keyes Plant is sold to Messer Gas.

(Tabular data in thousands, except par value and per share data)

California Ethanol revenue is dependent on the price of ethanol, WDG, CDS, CO₂, and DCO. Ethanol pricing is influenced by local and national production and inventory levels,  imported ethanol, corn prices,  and gasoline demand, and is determined pursuant to a marketing agreement with a single fuel marketing customer and is generally based on daily and monthly pricing for ethanol delivered to the San Francisco Bay Area, California, as published by Oil Price Information Service (“OPIS”), as well as quarterly contracts negotiated by our marketing company with local fuel blenders. The price for WDG is influenced by the price of corn, the supply and price of distillers dried grains, and demand from the local dairy and feed markets and determined monthly pursuant to a marketing agreement with A.L. Gilbert and is generally determined in reference to the local price of dried distillers’ grains and other comparable feed products. Our revenue is further influenced by the price of natural gas, and our decision to operate the Keyes Plant at various capacity levels, conduct required maintenance, and respond to biological processes affecting output.

California Dairy Renewable Natural Gas Revenue

In December 2018, we utilized our relationships with California’s Central Valley dairy farmers by signing leases and raising funds to construct dairy digesters, a 40-mile pipeline, and a biogas-to-RNG facility to deliver fuels for sale to utility gas pipeline. We are currently producing RNG from six digesters connected by our pipeline, then flowing this gas to our RNG cleanup and compression hub at the Keyes Plant. The RNG upgrade unit at the Keyes Plant enables the production and delivery of utility-grade RNG for sale as transportation fuel to California customers via the PG&E pipeline delivery interconnection.

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

India Biodiesel Revenue

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, fuel station customers, mining customers, industrial customers and tender offers placed by Government Oil Marketing Companies (“OMCs”) for bulk purchases of fuels. Recently, the government of India updated the national biofuels policy and adopted a new tax on diesel fuel to promote biodiesel blending.  As a result, the OMCs are pricing the tenders at economically viable levels, allowing for biodiesel producers in India to begin production.

During the second quarter of 2023, we received an OMC's tender offer for 31,697 kiloliters (approximately 27,418 metric tons), which we are in process of fulfilling the order.

(Tabular data in thousands, except par value and per share data)

Results of Operations

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, renewable natural gas for our Dairy Renewable Natural Gas segment, biodiesel and refined glycerin for our India Biodiesel, and sublease rental income from All Other.

California Ethanol. For the three months ended March 31, 2023, the Company generated revenue from the ethanol remaining in inventory at December 31, 2022, consisting of 147 thousand gallons at a price of $2.50 per gallon. Sales of WDG, corn oil, CDS and CO₂ were not material. Revenues from California Ethanol segment for the three months ended March 31, 2023, were $475 thousand, compared to $52.0 million for the three months ended March 31, 2022. The decrease in revenues was due to an extended maintenance cycle and accelerated the implementation of several important ethanol energy efficiency plant upgrades to the Keyes Plant during the first quarter of 2023.

Dairy Renewable Natural Gas. During the three months ended March 31, 2023, we produced and sold 21.3 thousand MMBtu of physical molecules to an external party, at an average price of $9.67 per MMBtu, while placing the carbon credits in storage for sale once the LCFS pathway for the carbon credits are verified. During the three months ended March 31, 2022, we produced and sold to an intercompany party 14.0 thousand MMBtus of dairy biogas.

India Biodiesel.  For the three months ended March 31, 2023, we generated 81% of our revenues from the sale of biodiesel, and 19% of our sales from other sales compared to 100% of our sales from other sales for the three months ended March 31, 2022. Revenues from India Biodiesel segment for the three months ended March 31, 2023, were $1.5 million, compared to $8 thousand for the three months ended March 31, 2022. The increase in revenues was primarily attributable to the biodiesel sales to mining customers as the biodiesel price is commercially viable. Biodiesel sales volume increased by 100% to 1.0 thousand metric tons in the three months ended March 31, 2023 compared to 0 metric tons in the three months ended March 31, 2022.

(Tabular data in thousands, except par value and per share data)

Cost of Goods Sold

California Ethanol. Due to an extended maintenance cycle and an accelerated implementation of several important ethanol energy efficiency plant upgrades at the Keyes Plant during the first quarter of 2023, we did not grind any corn in the three months ended March 31, 2023.  Fixed costs for costs of goods sold in the amount of $2.7 million were reclassified to selling, general and administrative expense. As a result, for the three months ended March 31, 2023, we incurred $43.7 million less in corn costs, $3.1 million less in natural gas costs, $1.7 million less in chemical costs, and $1.9 million less in transportation costs compared to the same period in 2022.

Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, production bonuses, and depreciation.

India Biodiesel. The increase in costs of goods sold was attributable to the increase in production of biodiesel to meet mining customer's demand. In the three months ended March 31, 2023 biodiesel feedstock volume was 1.0 thousand metric tons, compared to 0 metric tons in the same period as 2022. During the three months ended March 31, 2023 the average price per biodiesel metric ton was $876 compared to $0 in the same period as 2022.

Gross profit (loss)

California Ethanol. For the three months ended March 31, 2023, gross loss of California Ethanol segment was $12 thousand, compared to $2.9 million for the three months ended March 31, 2022.The decrease in gross loss was attributable to an extended maintenance cycle and accelerated implementation of several important ethanol energy efficiency plant upgrades at the Keyes Plant during the first quarter of 2023.

Dairy Renewable Natural Gas. The increase in gross loss in the three months ended March 31, 2023 relates to an increase in manure and maintenance costs associated with having six dairies online, compared two dairies in the same period ended March 31, 2022.

India Biodiesel. The increase in gross profit was attributable to the increase in sales and production of biodiesel to meet mining customer requirements.

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

(Tabular data in thousands, except par value and per share data)

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

Three Months Ended March 31, (in thousands)

	2023	2022	Inc/(dec)	% change
Research and development expenses	$42	$36	$6	16.7%
Selling, general and administrative expenses	10,789	7,306	3,483	47.7%
Other expense (income):
Interest expense
Interest rate expense	$7,078	$4,435	$2,643	59.6%
Debt related fees and amortization expense	1,969	1,826	143	7.8%
Accretion and other expenses of Series A preferred units	5,564	1,640	3,924	239.3%
Other expense (income)	(76)	(41)	(35)	85.4%

The increase in SG&A expenses for the three months ended March 31, 2023 was due to increases in (i) stock compensation and salaries and wages of $1.6 million due to issuing a grant of RSAs, (ii) Depreciation and Amortization of $1.2 million due to reclassifying cost of goods sold depreciation to SG&A depreciation, and (iii) Taxes, Insurances, Rent and Utilities increase of $0.8 million.

Interest expense increased in the three months ended March 31, 2023 due to obtaining the Construction Loan, having higher debt balances on the Revolving Loans and Revolving Credit Facilities, and having higher variable interest rates compared to the same period in the prior year. The increase in accretion and other expenses of the Series A Preferred Units was due to accelerated accretion due to the PUPA Amendment.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $4.1 million at March 31, 2023, of which $1.4 million was held in North America and the rest was held at our Indian subsidiary. Our current ratio at March 31, 2023 decreased to 0.20 compared to our current ratio of 0.21 at December 31, 2022. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$4,131	$4,313
Current assets (including cash, cash equivalents, and deposits)	21,224	18,136
Current and long-term liabilities (excluding all debt)	170,866	162,728
Current & long-term debt	261,935	246,240

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.8 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $0.5 million per investor to $0.9 million per investor. As of March 31, 2023, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to us. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

As a result of negative capital, negative market conditions, negative operating results, and collateralization of substantially all of the company assets, the Company has been reliant on its senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. In order to meet its obligations during the next twelve months, the Company will need to either refinance the Company’s debt or receive the continued cooperation of its senior lender. This dependence on the senior lender raises substantial doubt about the Company’s ability to continue as a going concern. The Company plans to pursue the following strategies to improve the course of the business.

For the Keyes Plant, we plan to restart the plant during the second quarter now that the extended maintenance cycle is complete, operate the plant and continue to improve its financial performance by adopting new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements, as well as, execute upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon demands and overall margin improvement.

(Tabular data in thousands, except par value and per share data)

For Aemetis Biogas, we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the higher carbon credits available in California. Funding for continued construction is based upon obtaining government guaranteed loans and executing on existing and new state grant programs.

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

For the Kakinada Plant, we plan to continue to develop sales channels for domestic products as the costs of feedstock normalize against the price of diesel, as recently announced governmental incentives take effect to promote the blending of biodiesel, and as feedstocks such as refined animal tallow are used domestically and exported. Additionally, we are in the process of obtaining approval to export refined animal tallow and biodiesel produced using animal tallow into international markets as the use of refined animal tallow received approval from the Pollution Control Board of India for production of biodiesel. The repatriation of funds from India to the parent company in the U.S. is reliant on favorable governmental approvals.

In addition to the above we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling bonds in the taxable and tax-exempt markets, selling equity through the ATM and otherwise, selling the current EB- 5 Phase II offering, or by vendor financing arrangements.

At March 31, 2023, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $164 million. The maturity dates for the Third Eye Capital financing arrangements are April 1, 2024, for $112 million, March 1, 2025, for $29 million and March 1, 2026, for $23 million.

As of the date of this report, the Company has $50.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes with a maturity date April 1, 2024.

We also rely on our working capital lines with Gemini, Secunderabad Oils, and Leo Edibles & Fats India Ltd. in India to fund our commercial arrangements for the acquisitions of feedstock. We currently provide our own working capital for the Keyes Plant; Gemini and Secunderabad Oils currently provide us with working capital for the Kakinada Plant. The ability of Gemini, Secunderabad Oils, and Leo Edibles to continue to provide us with working capital depends in part on both of their respective financial strength and banking relationships.

(Tabular data in thousands, except par value and per share data)

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the three months ended March 31, 2023:

Increases to debt:
Accrued interest	$7,439
Maturity date extension fee and other fees added to senior debt	1,732
Sub debt extension fees	340
Fuels Revolving Line draw	1,138
Construction Loan draw	1,570
Working capital loan draw	8,840
Total increases to debt		$21,059
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(1,137)
Principal and interest payments to EB-5 investors	(53)
Change in debt issuance costs, net of amortization	(1,065)
Term loan payments	(2)
Construction Loan Payments	(363)
Working capital loan payments	(2,744)
Total decreases to debt		$(5,364)
Change in total debt		$15,695

Working capital changes resulted in (i) a $7.9 million increase in inventories due to UBPL procuring inventory in anticipation of obtaining a new government tender in the second quarter of 2023, partially offset by (ii) a $1.0 million decrease in accounts receivable due to lower California Ethanol revenue, (iii) a $2.7 million decrease in prepaid expenses mainly due to the use of a J.D. Heiskell pre-payment, (iv) a decrease in other current assets of $0.9 million, and (v) a $0.2 million decrease in cash.

Net cash used in operating activities during the three months ended March 31, 2023, was $11.3 million, consisting of non-cash charges of $11.7 million, net cash provided by operating assets and liabilities of $3.4 million, and net loss of $26.4 million. The non-cash charges consisted of: (i) $2.0 million in amortization of debt issuance costs and other intangible assets, (ii) $1.8 million in depreciation expenses, (iii) $2.7 million in stock-based compensation expense, (iv) $5.6 million in preferred unit accretion and other expenses of Series A preferred units, and (v) $0.3 million change in deferred tax benefit. Net changes in operating assets and liabilities consisted primarily of (i) an increase in accrued interest of $5.4 million, (ii) prepaid expenses decrease of $2.3 million, (iii) an increase in accounts payable of $3.0 million, (iv) a decrease in accounts receivable of $1.0 million, and (v) a decrease in other assets of $0.5 million. This was partially offset by an increase in (i) inventories of $7.9 million and (ii) a decrease in other liabilities of $0.8 million.

Cash used by investing activities was $0.9 million, of which $7.6 million were used by capital projects, partially offset by grant proceeds and other reimbursements of $6.8 million.

Cash provided by financing activities was $11.4 million, consisting of $2.6 million from issuance of common stock and $11.6 million from proceeds from borrowings, partially offset by repayments of borrowings of $2.7 million and payments on finance leases of $0.1 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies and estimates, defined as those policies and estimates that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, Series A Preferred unit liability, and debt modification and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022.

(Tabular data in thousands, except par value and per share data)

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended March 31, 2023.

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

As discussed in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2022, we initiated a remediation plan to address the material weakness in our internal control related to information technology general controls and information technology systems.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2022, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2022.

(Tabular data in thousands, except par value and per share data)

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named in various lawsuits or threatened actions that are incidental to our ordinary business. For additional information regarding such matters, see “Part I, Item 1. Financial Statements – Note 5. Commitments and Contingencies - Legal Proceedings.”

Item 1A. Risk Factors.

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023. We urge you to read the risk factors contained therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2023, we issued 113 thousand shares of our common stock to certain subordinated promissory note holders pursuant to the note holders’ warrant exercise at an exercise price of $0.01 per share.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2023.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Limited Waiver and Amendment No. 26 to Amended and Restated Note Purchase Agreement, dated as of May 5, 2023 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2023