Form 10-Q
period 2023-06-30
AEMETIS, INC
filed 2023-08-04
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock on July 31, 2023 was 38,847,739 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands except for par value)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents ($381 and $165 respectively from VIE)	$3,494	$4,313
Accounts receivable ($59 and $165 respectively from VIE)	6,157	1,264
Inventories, net of allowance for excess and obsolete inventory of $1,040 as of June 30, 2023 and December 31, 2022, respectively	7,463	4,658
Prepaid expenses ($179 and $858 respectively from VIE)	1,212	4,248
Other current assets ($10 and $725 respectively from VIE)	2,582	3,653
Total current assets	20,908	18,136

Property, plant and equipment, net ($72,031 and $71,633 respectively from VIE)	182,783	180,441
Operating lease right-of-use assets ($185 and $224 respectively from VIE)	2,258	2,449
Other assets ($3,458 and $3,458 respectively from VIE)	6,636	6,088
Total assets	$212,585	$207,114

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($8,775 and $9,192 respectively from VIE)	$30,306	$26,168
Current portion of long term debt	21,458	12,465
Short term borrowings ($22,730 and $19,831 respectively from VIE)	41,396	36,754
Mandatorily redeemable Series B convertible preferred stock	4,289	4,082
Accrued property taxes	1,522	1,206
Current portion of operating lease liability ($45 and $41 respectively from VIE)	372	338
Other current liabilities ($580 and $645 respectively from VIE)	9,578	7,268
Total current liabilities	108,921	88,281
Long term liabilities:
Senior secured notes and revolving notes	163,871	155,843
EB-5 notes	29,500	29,500
Other long term debt ($27 and $31 respectively from VIE)	11,528	11,678
Series A preferred units ($129,716 and $116,000 respectively from VIE)	129,716	116,000
Operating lease liability ($92 and $115 respectively from VIE)	1,995	2,189
Other long term liabilities	5,991	5,477
Total long term liabilities	342,601	320,687

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,260 and 1,270 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,780 and $3,810 respectively)	1	1
Common stock, $0.001 par value; 80,000 authorized; 38,178 and 35,869 shares issued and outstanding each period, respectively	38	36
Additional paid-in capital	247,017	232,546
Accumulated deficit	(480,674)	(428,985)
Accumulated other comprehensive loss	(5,319)	(5,452)
Total stockholders' deficit	(238,937)	(201,854)
Total liabilities and stockholders' deficit	$212,585	$207,114

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands except for loss per share)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues	$45,112	$65,901	$47,263	$117,950
Cost of goods sold	43,156	66,115	46,602	121,249
Gross profit (loss)	1,956	(214)	661	(3,299)

Research and development expenses	37	51	79	87
Selling, general and administrative expenses	9,709	7,421	20,495	14,727
Operating loss	(7,790)	(7,686)	(19,913)	(18,113)

Other expense (income):
Interest expense
Interest rate expense	8,299	4,928	15,377	9,363
Debt related fees and amortization expense	1,330	1,740	3,299	3,566
Accretion and other expenses of Series A preferred units	6,885	1,506	12,449	3,146
Gain on litigation	-	(1,400)	-	(1,400)
Other income	(91)	(14,254)	(167)	(14,295)
Loss before income taxes	(24,213)	(206)	(50,871)	(18,493)
Income tax expense	1,066	3	818	10
Net loss	$(25,279)	$(209)	$(51,689)	$(18,503)

Other comprehensive loss
Foreign currency translation gain (loss)	16	(390)	133	(584)
Comprehensive loss	$(25,263)	$(599)	$(51,556)	$(19,087)

Net loss per common share
Basic	$(0.68)	$(0.01)	$(1.40)	$(0.54)
Diluted	$(0.68)	$(0.01)	$(1.40)	$(0.54)

Weighted average shares outstanding
Basic	37,179	34,536	36,804	34,128
Diluted	37,179	34,536	36,804	34,128

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2023	2022
Operating activities:
Net loss	$(51,689)	$(18,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,417	3,389
Depreciation	3,461	2,661
Debt related fees and amortization expense	3,289	3,566
Intangibles and other amortization expense	23	23
Accretion and other expenses of Series A preferred units	12,449	3,146
Loss on asset disposals	-	47
Warrants issued for working capital agreement	409	-
Gain on litigation	-	(1,400)
Loss on lease termination	-	736
Deferred tax expense	701	-
Changes in operating assets and liabilities:
Accounts receivable	(4,884)	294
Inventories	(2,872)	187
Prepaid expenses	2,431	2,138
Other assets	-	(1,647)
Accounts payable	4,365	392
Accrued interest expense and fees	12,095	8,542
Other liabilities	1,828	(10,054)
Net cash used in operating activities	(13,977)	(6,483)

Investing activities:
Capital expenditures	(9,808)	(22,518)
Grant proceeds and other reimbursements received for capital expenditures	7,302	6,147
Net cash used in investing activities	(2,506)	(16,371)

Financing activities:
Proceeds from borrowings	21,627	30,622
Repayments of borrowings	(13,424)	(16,191)
Lender debt renewal and waiver fee payments	(1,681)	(869)
Payments on finance leases	(311)	(182)
Proceeds from issuance of common stock in equity offering	8,915	5,124
Proceeds from the exercise of stock options	38	201
Net cash provided by financing activities	15,164	18,705

Effect of exchange rate changes on cash and cash equivalents	(214)	(44)
Net change in cash and cash equivalents for period	(1,533)	(4,193)
Cash and cash equivalents at beginning of period	6,999	7,751
Cash and cash equivalents at end of period	$5,466	$3,558

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$4,546	$14,270
Income taxes paid	20	10
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Debt fees added to revolving lines	2,236	500
Fair value of warrants issued to subordinated debt holders	448	1,393
Fair value of stock issued to a related party for guarantee fees	-	2,012
Fair value of warrants issued to lender for debt issuance costs	245	3,158
Fair value of stock issued to lender	-	1,335
Lender debt extension, waiver, and other fees added to debt	384	583
Cumulative capital expenditures in accounts payable, including net increase of $474 and $1,535, respectively	15,885	10,230
Financing lease liabilities arising from obtaining right of use assets	-	2,932
Payment of debt added to revolving lines	-	16,266

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the six months ended June 30, 2023
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Gain (Loss)	deficit

Balance at December 31, 2022	1,270	$1	35,869	$36	$232,546	$(428,985)	$(5,452)	$(201,854)

Issuance of common stock	-	-	668	1	2,616	-	-	2,617
Stock options exercised	-	-	40	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,662	-	-	2,662
Issuance and exercise of warrants	-	-	113	-	448	-	-	448
Foreign currency translation gain	-	-	-	-	-	-	117	117
Net loss	-	-	-	-	-	(26,410)	-	(26,410)
Balance at March 31, 2023	1,270	$1	36,690	$37	$238,272	$(455,395)	$(5,335)	$(222,420)

Issuance of common stock	-	-	1,353	1	6,298	-	-	6,299
Series B conversion to common stock	(10)	-	1	-	-	-	-	-
Stock options exercised	-	-	72	-	38	-	-	38
Stock-based compensation	-	-	-	-	1,755	-	-	1,755
Issuance and exercise of warrants	-	-	62		654			654
Foreign currency translation gain	-	-	-	-	-	-	16	16
Net loss	-	-	-	-	-	(25,279)	-	(25,279)
Balance at June 30, 2023	1,260	$1	38,178	$38	$247,017	$(480,674)	$(5,319)	$(238,937)

For the six months ended June 30, 2022
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2021	1,275	$1	33,461	$33	$205,305	$(321,227)	$(4,350)	$(120,238)

Issuance of common stock	-	-	341	1	3,348	-	-	3,349
Series B conversion to common stock	(5)	-	1	-	-	-	-	-
Stock options exercised	-	-	263	-	196	-	-	196
Stock-based compensation	-	-	-	-	2,040	-	-	2,040
Issuance and exercise of warrants	-	-	113	-	4,550	-	-	4,550
Foreign currency translation loss	-	-	-	-	-	-	(194)	(194)
Net loss	-	-	-	-	-	(18,294)	-	(18,294)
Balance at March 31, 2022	1,270	$1	34,179	$34	$215,439	$(339,521)	$(4,544)	$(128,591)

Issuance of common stock	-	-	400	1	5,123	-	-	5,124
Stock options exercised	-	-	3	-	4	-	-	4
Stock-based compensation	-	-	-	-	1,349	-	-	1,349
Foreign currency translation loss	-	-	-	-	-	-	(390)	(390)
Net loss	-	-	-	-	-	(209)	-	(209)
Balance at June 30, 2022	1,270	$1	34,582	$35	$221,915	$(339,730)	$(4,934)	$(122,713)

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

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), Carbon Dioxide (“CO₂”) and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots, with CO₂ sold to food, beverage, and industrial customers. We have several energy efficiency initiatives focused on significantly lowering the carbon intensity of our fuels. In the third quarter of 2022, we completed installation of a ZEBREXTM ethanol dehydration system and began commissioning the system, a key first step in the electrification of the Keyes Plant, which will significantly reduce the use of petroleum-based natural gas as process energy. During the last two weeks of December 2022, we undertook an extended maintenance cycle and accelerated the implementation of several important ethanol plant energy efficiency upgrades noted above. Our decision was partly driven by the high natural gas prices in Northern California during the period. Furthermore, after monitoring natural gas pricing and margin profitability, we decided to extend the maintenance cycle into the second quarter of 2023. With natural gas pricing in a reasonable range and the maintenance turn-around complete, we restarted operation of the Keyes Plant in the second quarter of 2023.

Our California Dairy Renewable Natural segment, which consists of our subsidiary Aemetis Biogas LLC and its subsidiaries, ("Aemetis Biogas" or "ABGL"), constructs and operates bio-methane anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed); transports the biogas via pipeline to the Keyes Plant site; and converts the biogas to Renewable Natural Gas (“RNG”) which is then delivered to customers through the PG&E natural gas pipeline. The Aemetis Biogas network includes the Aemetis Biogas Central Dairy Project which operates 40 miles of completed biogas pipeline; seven operating dairy digesters; four dairy digesters that are under construction; a centralized biogas-to-RNG conversion facility located at the Keyes Plant site; and a renewable natural gas interconnection with the PG&E utility gas pipeline.

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

Our India Biodiesel segment owns and operates a plant in Kakinada, India (“Kakinada Plant”) with a nameplate capacity of 150 thousand metric tons per year, or about 50 million gallons per year, producing high quality distilled biodiesel and refined glycerin for customers in India and Europe. We believe the Kakinada Plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada Plant is capable of processing a variety of vegetable oils and animal fat waste feedstocks into biodiesel that meets international product standards. Our Kakinada Plant can also distill the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries. During the second quarter of 2023, Kakinada Plant fulfilled a tender offer of $34.0 million worth of biodiesel, of which $32.8 million was recognized as revenue while the remainder is in transit for delivery as of June 30, 2023. In July 2023, Kakinada Plant was awarded a new initial tender offer to ship $20.0 million worth of biodiesel in the third quarter of 2023.

Our All Other segment consists of: our Carbon Zero biofuels production plants to produce renewable diesel and sustainable aviation fuel; Carbon Capture and Sequestration compression system and injection wells; a research and development facility in Minneapolis, Minnesota; and our corporate offices in Cupertino, California.

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

The accompanying consolidated condensed balance sheet as of  June 30, 2023, the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the consolidated condensed statements of cash flows for the six months ended June 30, 2023 and 2022, and the consolidated condensed statements of stockholders’ deficit for the three and six months ended June 30, 2023 and 2022 are unaudited. The consolidated condensed balance sheet as of December 31, 2022, was derived from the 2022 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three and six months ended June 30, 2023 and 2022 have been prepared on the same basis as the audited consolidated statements as of and for the year ended December 31, 2022 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

(Tabular data in thousands, except par value and per share data)

California Ethanol Revenues: On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), pursuant to which we buy all corn from J.D. Heiskell and sell all WDG and corn oil we produce to J.D. Heiskell. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex LLC (“Murex”), in which we sell all our ethanol to Murex through individual sales transactions. On  May 25, 2023, we entered into the second amendment to the Aemetis Keyes Grain Procurement and Working Capital Agreement with J.D. Heiskell, the second amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell, and the second amendment to the Keyes Ethanol and Corn Tank Lease with J.D. Heiskell. The amendments provide that (i) the Keyes Plant will receive a temporary increase to its working capital credit limit by an amount equal to four days of grain payables repayable in equal daily installments over 120 days, (ii) that J.D. Heiskell agrees to buy all Ethanol, WDG, CDS, and Corn Oil produced by the Keyes Plant, sell all ethanol to certain designated purchasers and pay us the same price as it received from such sales, and (iii) J.D. Heiskell would lease certain ethanol product storage tanks from the Keyes Plant. Given the similarity of the individual sales transactions with J.D. Heiskell, we have assessed them as a portfolio of similar contracts. Prior to May 25, 2023, the performance obligation was satisfied by delivery of the physical product from our finished goods tank to our customer’s contracted trucks. Effective on May 25, 2023, the performance obligation is satisfied by delivery of the physical product to the finished goods tank leased by J.D. Heiskell. Upon delivery, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices negotiated by Murex for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. The transaction price is allocated to one performance obligation.

The below table shows our sales in our California Ethanol segment by product category:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Ethanol sales	$8,647	$47,656	$9,015	$85,551
Wet distiller's grains sales	2,553	15,150	2,553	26,666
Other sales	132	3,085	239	5,715
	$11,332	$65,891	$11,807	$117,932

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

We also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those customers in some contractual agreements. We analyzed the principal versus agent relationship criteria below.

We buy corn as feedstock in producing ethanol from our working capital partner J.D. Heiskell and we sell all ethanol, WDG, CDO, and CDS produced in this process to J.D. Heiskell. Our ethanol finished goods tank is leased by J.D. Heiskell and legal title to the product is transferred upon transfer of our finished ethanol to this location. We consider the purchase of corn as a cost of goods sold and consider the sale of ethanol as revenue upon transfer to the finished goods tank and consider the sale of WDG, CDO, and CDS as revenue, upon trucks leaving the Keyes Plant with the product, on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have legal title to the goods during the processing time. The pricing for ethanol, WDG, CDO, and CDS is set independently. Revenues from ethanol and WDG are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. We have elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general and administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount. Hence, we are the principal in California Ethanol segment where our customer and vendor may be the same.

California Dairy Renewable Natural Gas Revenues: In December 2018, we utilized our relationships with California’s Central Valley dairy farmers by signing leases and raising funds to construct dairy digesters, a 40 mile pipeline, a centralized biogas cleanup and a renewable natural gas interconnection with PG&E pipeline. We are currently producing RNG from seven digesters connected to 40 miles of pipeline, then flowing this gas to our RNG cleanup hub and delivering the gas through an interconnect to the PG&E pipeline at the Keyes Plant. The RNG upgrade unit at the Keyes Plant is designed to deliver utility-grade RNG for sale as transportation fuel to California customers via pipeline delivery.

We have 34 signed agreements with dairies to construct dairy digesters. Our revenue development strategy for the Dairy Renewable Natural Gas segment relies upon continuing to collect bio-methane gas from the existing dairy digesters, continuing to build out the network of dairy digesters, extending the pipeline in Northern California to grow the supply of RNG available for sale and utilizing the biogas-to-RNG upgrade unit to distribute utility-grade RNG to customers statewide. We plan to store the RNG until the LCFS credit pathway for each dairy has been established, after which we will sell the stored gas by delivering it into the utility gas pipeline. As of  June 30, 2023, we have 86.7 thousand MMBtu of RNG in storage. The RNG in storage is recorded at the lower of cost and net realizable value. The value per LCFS as of  June 30, 2023 was $76 per metric ton and the value per D3 Cellulosic RIN was $2.80; for an estimated market value  $68.22 per MMBtu, assuming a CI score of - 415.

(Tabular data in thousands, except par value and per share data)

India Biodiesel Revenues: We sell products pursuant to purchase orders (written or verbal) or by contract with governmental or international parties, in which performance is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined daily based on reference market prices for biodiesel, refined glycerin, and PFAD, net of taxes. Transaction price is allocated to one performance obligation.

The below table shows our sales in our India Biodiesel segment by product category:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Biodiesel sales	$32,811	$-	$34,001	$-
Other sales	759	10	1,039	18
	$33,570	$10	$35,040	$18

In India, we also assessed principal versus agent criteria as we buy our feedstock from our customers and process and sell finished goods to those same customers in certain contractual agreements. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel according to agreements when we enter into these situations. Hence, we are the principal in India sales scenarios where our customer and vendor may be the same.

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

Cash, Cash Equivalents, and Restricted Cash. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at various financial institutions domestically and abroad. The Federal Deposit Insurance Corporation insures domestic cash accounts. The Company’s accounts at these institutions may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. Amounts included in restricted cash represent those required to be set aside by the Construction Loan Agreement with Greater Nevada Credit Union ("GNCU") for financing reserves and construction contingencies and will be released upon approval by GNCU. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet to the total of the same such amounts shown in the statement of cash flows.

	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$3,494	$4,313
Restricted cash included in other current assets	10	725
Restricted cash included in other assets	1,961	1,961
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$5,465	$6,999

Accounts Receivable. The Company sells ethanol and WDG through third-party marketing arrangements generally without requiring collateral directly to customers on a variety of terms including advanced payment terms, based on the size and creditworthiness of the customer. DCO is marketed and sold to A.L. Gilbert and other customers under the J.D. Heiskell Purchasing Agreement. The Company sells CDS directly to customers on standard 30-day payment terms. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Usually, invoices are due within 30 days on net terms. Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts. We did not reserve any balance for allowances for doubtful accounts as of June 30, 2023 and December 31, 2022.

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

Property, Plant and Equipment. Property, plant, and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of plant and buildings, furniture, machinery, equipment, land, and biogas dairy digesters. Capital expenses for in-process project are accumulated in construction in progress and will be capitalized and depreciated once the capital projects are finished and are in service. The Company’s plant in Goodland, Kansas (the "Goodland Plant") is partially completed and is not ready for operation. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment—Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. The Company has not recorded any impairment during the three and six months ended June 30, 2023 and 2022.

California Energy Commission Low-Carbon Fuel Production Program. The Company has been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install a processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $3.8 million from the LCFPP as of June 30, 2023, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

In October 2020, the Company was awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $4.4 million from the CDFA 2020 grant program as of June 30, 2023, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

(Tabular data in thousands, except par value and per share data)

California Energy Commission Low Carbon Advanced Ethanol Grant Program.< In May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Carbon Zero Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank project. The Company receives funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the grant for reimbursement of capital expenditures of $1.7 million is presented with long-term liabilities as of June 30, 2023, and December 31, 2022. Due to the uncertainty associated with meeting the minimum matching contribution, the reimbursement will be recognized when the Company makes the minimum matching contribution.

U.S. Department of Food and Agriculture Forest Service Grant. Aemetis Advanced Products Keyes (“AAPK”) has been awarded $245 thousand in matching grants from the U.S. Department of Food and Agriculture Forest Service (“US Forest Service”) under the Wood Innovation and Community Wood program. The grant has reimbursed the Company for continued development of technologies and processes to valorize forest waste for the production of cellulosic ethanol.  AAPK has received all $245 thousand awarded from the US Forest Service for reimbursement of actual allowable program costs incurred through June 30, 2023.

California Energy Commission Grant for Solar Microgrid, DSC and Battery Backup System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded an $8.0 million grant to design, construct and commission a grid-connected 1.56 MW photovoltaic microgrid and 1.25MW/2.5MWh Battery Energy Storage System integrated with an artificial intelligence-driven distributed control system (DCS). The Company has made the required $1.6 million in matching contributions to qualify to receive grant reimbursements. AAFK received $4.2 million in grant funds from this program as reimbursement for actual expenditures incurred through June 30, 2023. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Department of Forestry and Fire Protection Grant. AAPK has been awarded $2 million in matching grants from the CAL FIRE Business and Workforce Development Grant Program (“CAL Fire”) in May 2022. This CAL Fire grant program reimburses AAPK for costs to design, construct, and commission a 2 million gallon per year cellulosic ethanol facility able to convert conifer biomass from forested regions of the Sierra Nevada into an ultra‐low carbon biofuel derived from 100% forest biomass (“CAL Fire Conversion Program”). AAPK must contribute $5.8 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the CAL Fire Conversion Program as reimbursement for actual costs through  June 30, 2023.

California Department of Forestry and Fire Protection Grant. AAPK was awarded $500 thousand in grants from CAL Fire in May 2022. This CAL Fire grant program reimburses AAPK for costs to advance a new‐to‐the world technology that circumvents current limitations surrounding the extraction of cellulosic sugars by pioneering a novel route for deconstructing woody biomass using ionic liquids (“CAL Fire Extraction Program”). AAPK has received no grant funds from the CAL Fire Extraction Program as reimbursement for actual costs through  June 30, 2023.

U.S Forest Service Community Wood Grant. Aemetis Advanced Products Riverbank (“AAPR”) was awarded $642 thousand in matching grants from the U.S Forest Service Wood Innovations Program (“USFS”) in May 2022. The USFS grant program reimburses AAPR for costs to design, construct, and commission a plant to produce cellulosic ethanol using preliminary research and development in partnership with the Joint Bioenergy Institute (JBEI). USFS grant funds will be used to complete the FEL-3 design phase of the entire process, construct a biomass pretreatment unit to extract sugars at the Aemetis Riverbank site and ferment sugars into ethanol at the Keyes Plant. AAPR must contribute $2.4 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the USFS grant program as reimbursement for actual costs through  June 30, 2023.

California Energy Commission Grant for Mechanical Vapor Recompression System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded a $6.0 million grant to design, construct and commission a mechanical vapor recompression (MVR) system. The additional evaporation stages will eliminate natural gas consumption and related greenhouse gas emissions in the evaporation portion of the process by installing metering equipment and software to monitor and optimize the plant’s energy consumption. The MVR system will compress vapor to a higher pressure and temperature so that it can be recycled multiple times as steam heat in the evaporation process, which will dramatically reduce natural gas use. The grant requires $5.3 million in matching contributions. AAFK has received no grant funds from this program as reimbursement for actual expenditures incurred through June 30, 2023. Due to the uncertainty associated with the approval process under the grant program, the Company will recognize future grant proceeds received as a reduction of costs in the period when payment is received.

(Tabular data in thousands, except par value and per share data)

Pacific Gas and Electric SEM Manufacturer’s Incentive Program. During the fourth quarter of 2022, AAFK received $374 thousand in PG&E SEM Incentive Program reimbursements for installing more efficient beer feed heat exchangers. The Company has received $27 thousand in PG&E SEM Incentive Program reimbursements in 2023. Third party consultants verified the reduction in natural gas usages from the new heat exchangers to obtain the incentive program funds.

California Energy Commission PG&E A2313 Pipeline Interconnection Grant. The Company has received $5 million in matching grants from the California Energy Commission PG&E A2313 Pipeline Interconnection program (“CEC PG&E Pipeline Interconnect”) during the quarter ended March 31, 2023. The CEC PG&E Pipeline Interconnect grant reimburses the Company for actual costs to design, procure, and install facility and pipeline to interconnect renewable natural gas pipeline with the PG&E utility pipeline. In October 2022 the Company successfully connected and commissioned pipeline interconnection with the PG&E utility pipeline. After three months of renewable natural gas delivery, the interconnection verification process was completed and the CEC PG&E program funds were released. The Company has received all $5 million available from the PG&E program as reimbursement for actual costs incurred as of March 31, 2023. Given the nature of funds received as reimbursement for actual costs incurred, the funds were applied against the actual costs.

Basic and Diluted Net Loss per Share. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt, and warrants to the extent the impact is dilutive. As the Company incurred net losses for the three and six months ended June 30, 2023 and 2022, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of June 30, 2023 and 2022:

	As of
	June 30, 2023	June 30, 2022
Series B preferred (post split basis)	126	127
Common stock options and warrants	6,107	4,748
Debt with conversion feature at $30 per share of common stock	1,251	1,228
Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	7,484	6,103

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

Foreign Currency Translation/Transactions. Assets and liabilities of the Company’s non-U.S. subsidiary that operates in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date and the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Transactional gains and losses from foreign currency transactions are recorded in other income.

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

2. Inventories

Inventories consist of the following:

	As of
	June 30, 2023	December 31, 2022
Raw materials	$2,039	$2,971
Work-in-progress	2,973	127
Finished goods	2,451	1,560
Total inventories	$7,463	$4,658

As of June 30, 2023, and December 31, 2022, the Company recognized a lower of cost or net realizable value impairment of $920 thousand and none respectively, related to inventory.

(Tabular data in thousands, except par value and per share data)

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	June 30, 2023	December 31, 2022
Land	$7,348	$7,344
Plant and buildings	141,238	99,116
Furniture and fixtures	1,934	1,831
Machinery and equipment	14,984	15,209
Construction in progress	52,731	88,934
Property held for development	15,431	15,437
Finance lease right of use assets	2,889	3,045
Total gross property, plant & equipment	236,555	230,972
Less accumulated depreciation	(53,772)	(50,531)
Total net property, plant & equipment	$182,783	$180,441

For the three months ended June 30, 2023 and 2022, interest capitalized in property, plant, and equipment was $1.0 million and $2.6 million, respectively. For the six months ended June 30, 2023 and 2022, interest capitalized in property, plant, and equipment was $2.8 million and $4.7 million, respectively.

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

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

(Tabular data in thousands, except par value and per share data)

4. Debt

Debt consists of the following:

	June 30, 2023	December 31, 2022
Third Eye Capital term notes	$7,143	$7,141
Third Eye Capital revolving credit facility	23,711	60,602
Third Eye Capital revolving notes Series B	48,401
Third Eye Capital revenue participation term notes	11,961	11,963
Third Eye Capital acquisition term notes	26,569	26,578
Third Eye Capital Fuels Revolving Line	31,880	27,410
Third Eye Capital Carbon Revolving Line	23,359	22,710
Construction Loan	22,721	19,820
Cilion shareholder seller notes payable	6,923	6,821
Subordinated notes	16,765	15,931
EB-5 promissory notes	41,806	41,404
Term loans on capital expenditures	5,854	5,860
Secured Loans	660	-
Total debt	267,753	246,240
Less current portion of debt	62,854	49,219
Total long term debt	$204,899	$197,021

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

On  May 4, 2023, Third Eye Capital agreed to the Limited Waiver and Amendment No. 26 to the Note Purchase Agreement (“Amendment No. 26”) to: provide a waiver for (i) the Keyes Plant Minimum Quarterly Production violation for the quarter ended June 30, 2023, in which the Borrowers will not meet the minimum production of 10 million gallons requirement and (ii) the lender agrees to waive the cash payment of certain fees which are required by the Third Eye Capital Notes and allowed these fees to be added to the outstanding balance of the Revolving Notes. As consideration for such waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million. We evaluated the terms of Amendment No. 26 and the maturity date extension in accordance with ASC 470-50 Debt – Modification and Extinguishment and ASC 470-60 Troubled Debt Restructuring and applied modification accounting treatment.

On  May 16, 2023, Third Eye Capital agreed to the Limited Waiver and Amendment No. 27 to the Note Purchase Agreement (“Amendment No. 27”) to: (i) provide that the maturity date of the Third Eye Capital Notes may be further extended at our election to April 1, 2025 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, (ii) create a new series of Revolving Notes ("Revolving Notes Series B"), and (iii) provide for the issuance of new Revolving Notes Series B to provide for emergency funding. As consideration for such waivers, the borrowers also agreed to pay Third Eye Capital an amendment fee of $0.5 million, by adding the balance to the Revolving Notes Series B and issued a warrant exercisable for 80,000 shares of the Company's common stock were issued with an exercise price of $2.00 per each share issuable under the warrant. We evaluated the terms of Amendment No. 27 in accordance with ASC 470-50 Debt – Modification and Extinguishment and ASC 470-60 Troubled Debt Restructuring and applied modification accounting treatment.

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

(Tabular data in thousands, except par value and per share data)

Terms of Third Eye Capital Notes

A.

Term Notes.  As of June 30, 2023, the Company had $7.2 million in principal and interest outstanding under the Term Notes and $58 thousand unamortized debt issuance costs. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2024*.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (22.00% as of June 30, 2023) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2024*. As of June 30, 2023, AAFK had $25.0 million in principal and interest and waiver fees outstanding and $1.3 million unamortized debt issuance costs under the Revolving Credit Facility.

C.	Revolving Notes Series B. The Revolving Notes Series B accrues interest at the prime rate plus 13.75% (22.00% as of June 30, 2023) payable monthly in arrears. The Revolving Notes Series B matures on April 1, 2024*. As of June 30, 2023, AAFK had $48.9 million in principal and interest and waiver fees outstanding and $0.5 million unamortized debt issuance costs under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2024*. As of June 30, 2023, AAFK had $12.1 million in principal and interest outstanding under the Revenue Participation Term Notes and $130 thousand unamortized debt issuance costs.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (19.00% per annum as of June 30, 2023) and mature on April 1, 2024. As of June 30, 2023, Aemetis Facility Keyes, Inc. had $26.9 million in principal and interest and redemption fees outstanding under the Acquisition Term Notes and $260 thousand unamortized debt issuance costs. The outstanding principal balance includes a total of $7.5 million in redemption fee on which interest is not charged.

F.

Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $50.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2024. We have no borrowings outstanding under the Reserve Liquidity Notes as of June 30, 2023.

*The note maturity date can be extended by the Company to April 2025. As a condition to any such extension, the Company would be required to pay a fee of 1% of the carrying value of the debt outstanding under the applicable notes of which 50% can be paid in cash or common stock (if paid through common stock it would be equivalent to 110% of the relevant half of such extension fee) and 50% can be added to the outstanding debt. As a result of this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

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

As of June 30, 2023, GAFI had principal and interest outstanding of $8.6 million classified as current debt and $25.0 million classified as long-term debt and $1.8 million unamortized debt issuance costs. As of June 30, 2023, ACCI had principal and interest outstanding of $0.5 million classified as current debt and $24.9 million classified as long-term debt and $2.1 million in unamortized debt issuance costs. The current portion of the Revolving Lines are part of $8.1 million specific advance between Third Eye Capital and the Company that have been agreed to be repaid by August 31, 2023. The special advance had been utilized by the Company to pay the interest on notes and certain fees on notes and some expenses of the Company. As part of this arrangement, the Company issued a warrant exercisable for 80,000 shares of the Company's common stock with an exercise price of $2.00, to Third Eye Capital. As of  June 30, 2023 we have no available borrowings under this advance agreement.

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc. (“Cilion”), on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of June 30, 2023, Aemetis Facility Keyes, Inc. had $6.9 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

At June 30, 2023 and December 31, 2022, the Company had, in aggregate, the amount of $16.8 million and $15.9 million in principal and interest outstanding, respectively, under the Subordinated Notes.

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

The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of June 30, 2023, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. As of June 30, 2023 and December 31, 2022, $37.5 million and $37.2 million was outstanding, respectively, on the EB-5 Notes sold under the EB-5 Phase I funding.

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

The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of June 30, 2023, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of June 30, 2023, and  December 31, 2022, $4.3 million and $4.2 million were outstanding on the EB-5 Notes under the EB-5 Phase II funding, respectively.

(Tabular data in thousands, except par value and per share data)

Working capital loans. On July 26, 2022, the Company entered into a short-term loan with Secunderabad Oils Limited in an amount not to exceed $1.88 million. On August 1, 2022, the Company entered into a short-term loan with Leo Edibles & Fats Limited in an amount not to exceed $1.27 million. The loans bears interest at 18% and are payable monthly.  The loans are repayable on demand by the lender or within one year from the date of issuance. As of June 30, 2023 and December 31, 2022, the Company had no balance under these agreements.

Secured loans. In the first quarter of 2023, the Company entered into several short-term loans with IndusInd Bank and HDFC Bank. The loans are secured by fixed deposits made by the Company. The loans bear interest at rates that range from 6% to 8%.  The loans mature between November 15, 2023 and May 3, 2024. As of June 30, 2023 and December 31, 2022, the Company had $0.7 million and no balance, respectively, under these agreements.

Construction Loan Agreement. On October 4, 2022, the Company entered into a Construction Loan Agreement (“Loan Agreement”) with Greater Nevada Credit Union (“GNCU”). Pursuant to the Loan Agreement, the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of the Aemetis Biogas 1 LLC. The loan bears interest at a rate of 5.95% per annum and has an USDA annual renewal fee of 0.25%, with interest only payments to be paid in monthly installments, and a maturity date of March 4, 2023, at which time the entire unpaid principal amount, together with accrued and unpaid interest, is expected to be repaid from the proceeds of a term loan this is 80% USDA guaranteed and issued by GNCU pursuant to a USDA Conditional Commitment. The Loan Agreement contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2023, and annually for the term of the loan. The Loan Agreement also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of June 30, 2023 and December 31, 2022, the Company had $22.7 million and $20.2 million, respectively, outstanding and unamortized discount issuances costs of none and $0.3 million, respectively, under the Loan Agreement.

On March 4, 2023, GNCU extended the maturity date of the Loan Agreement to August 1, 2023 and increase the interest rate to 9.0%.  As consideration for the amendment, the borrowers agreed to pay GNCU a lenders fee and expenses of $9 thousand. We analyzed the agreement according to ASC 470-60 Troubled Debt Restructuring and we determined that GNCU provided a concession when comparing the initial credit agreement with a lower interest rate and higher fees to the new debt amendment with a higher interest rate and lower fees. In accordance with the provisions of ASC 470-60 Troubled Debt Restructuring, we applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting.

Financing Agreement for capital expenditures. The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase ZEBREXTM membrane dehydration equipment to conserve energy and improve operating efficiencies at the Keyes Plant. The Company also entered into a financing agreement with Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. We recorded the asset in property, plant and equipment, net and recorded the related liability of $1.2 million in short term borrowings and $4.6 million in other long-term debt, respectively as of June 30, 2023.

Scheduled debt repayments for the Company’s loan obligations by year are as follows:

Twelve Months ended June 30,	Debt Repayments
2024	$62,854
2025	176,070
2026	28,894
2027	3,989
2028	1,400
Thereafter	649
Total debt	273,856
Debt issuance costs	(6,103)
Total debt, net of debt issuance costs	$267,753

5. Commitments and Contingencies

Leases

We have identified assets as the corporate office, warehouse, monitoring equipment and laboratory facilities over which we have control and obtain economic benefits fully. We classified these identified assets as operating leases after assessing the terms under classification guidance. We have entered into several leases for trailers and carbon units with purchase option at the end of the term. We have concluded that it is reasonably certain that we would exercise the purchase option at the end of the term, hence the leases were classified as finance leases. All of our leases have remaining term of two years to fourteen years.

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

The components of lease expense and sublease income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost
Operating lease expense	$181	$159	$362	$347
Short term lease expense	21	75	42	102
Variable lease expense	22	23	44	46
Total operating lease cost	$224	$257	$448	$495

Finance lease cost
Amortization of right-of-use assets	$30	$28	$61	$89
Interest on lease liabilities	82	99	173	119
Total finance lease cost	$112	$127	$234	$208

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating cash flows used in operating leases	$166	$174	$330	$338
Operating cash flows used in finance leases	82	99	173	118
Financing cash flows used in finance leases	$228	$50	$311	$182

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating leases
Accretion of the lease liability	$84	$85	$171	$179
Amortization of right-of-use assets	97	74	191	168

The weighted average remaining lease term and weighted average discount rate as of June 30, 2023 are as follows:

Weighted Average Remaining Lease Term
Operating leases (in years)	4.7
Finance leases (in years)	13.5

Weighted Average Discount Rate
Operating leases	14.1%
Finance leases	13.2%

(Tabular data in thousands, except par value and per share data)

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$2,258	$2,449

Current portion of operating lease liability	372	338
Long term operating lease liability	1,995	2,189
Total operating lease liabilities	2,367	2,527

Finance leases
Property and equipment, at cost	$2,889	$3,045
Accumulated depreciation	(168)	(112)
Property and equipment, net	2,721	2,933

Other current liability	(57)	71
Other long term liabilities	2,724	2,911
Total finance lease liabilities	2,667	2,982

Maturities of operating lease liabilities were as follows:

Twelve months ended June 30,	Operating leases	Finance leases

2024	$676	$279
2025	675	179
2026	659	151
2027	636	145
2028	599	145
Thereafter	-	10,105
Total lease payments	3,245	11,004
Less imputed interest	(878)	(8,337)
Total lease liability	$2,367	$2,667

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

The components of lease income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Lease income	$ 484	$ 375	$ 953	$ 375

Future lease commitments to be received by the Company as of June 30, 2023 were as follows:

Twelve months ended June 30,
2024	$846
2025	748
2026	621
2027	474
2028	474
Thereafter	829
Total future lease commitments	$3,992

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of June 30, 2023, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 2,800,000 of Series A Preferred Units on second tranche for a value of $14.0 million, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives which required bifurcation. These derivative features were assessed to have minimal value as of June 30, 2023 and December 31, 2022 based on the evaluation of the other conditions included in the agreement.

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

(Tabular data in thousands, except par value and per share data)

On  January 1, 2023, ABGL entered into the Second Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Second Amendment") providing for: (i) a waiver for not redeeming all Series A Preferred Units by  December 31, 2022, and (ii) the right by ABGL to redeem all of the outstanding Series A Preferred Units by  May 31, 2023 for an aggregate redemption price of $125 million. The PUPA Second Amendment further provides that failure to redeem the Series A Preferred Units by the redemption date, ABGL is required to enter into a credit agreement with Protair and Third Eye Capital effective as of  June 1, 2023 and maturing on May 31, 2024, in substantially the form attached to the PUPA Second Amendment. We determined that Third Eye Capital provided a concession to redeem the preferred shares at lower effective borrowing rate than the credit agreement interest rate or prior amendment rate. In accordance with the provisions of ASC 470-60 Troubled Debt Restructuring, we applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting. In addition, given that the Company could turn the agreement into a credit agreement, the Company is accreting these tranches from an initial carrying value at December 31, 2022 of $116.0 million to $159.0 million over the seventeen months ending May 31, 2024.

On May 31, 2023, ABGL entered into the Third Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Third Amendment") providing: (i) a waiver to ABGL for not redeeming all Series A Preferred Units by May 31, 2023 and (ii) the right by ABGL to redeem all of the outstanding Series A Preferred Units by August 31, 2023, for an aggregate redemption price of $135 million. The PUPA Third Amendment further provides that failure to redeem the Series A Preferred Units by the redemption date, ABGL is required to enter into a credit agreement with Protair and Third Eye Capital effective, as of September 1, 2023 and maturing on August 31, 2024, in substantially the form attached to the PUPA Third Amendment. We determined that Third Eye Capital provided a concession to redeem the preferred shares at lower effective borrowing rate than the credit agreement interest rate or prior amendment rate. In accordance with the provisions of ASC 470-60 Troubled Debt Restructuring, we applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting In addition, given that the Company could turn the agreement into a credit agreement, the Company is accreting these tranches from a carrying value at May 31, 2023 of $127.2 million to $171.7 million over the fifteen months ending August 31, 2024. Hence, the preferred redemption balance is classified as long term liability as of June 30, 2023.

The Company recorded Series A Preferred Unit liabilities, net of debt discounts pursuant to these agreements, classified as long-term Series A Preferred Units, of $129.7 million and $116.0 million as of June 30, 2023 and December 31, 2022, respectively.

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company's ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets, before intercompany eliminations, of ABGL as of June 30, 2023 were $79.0 million which serve as collateral for the Series A Preferred Units. The Series A Preferred Units are not collateralized by any other assets or guarantees from Aemetis or its subsidiaries.

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

(Tabular data in thousands, except par value and per share data)

Common Stock Reserved for Issuance

The following is a summary of awards granted under the Stock Plans:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2022	165	4,694	$4.63
Authorized	1,435	-	-
Options Granted	(1,178)	1,178	3.75
RSAs Granted	(244)	-	-
Exercised	-	(106)	1.75
Forfeited/expired	164	(164)	5.26
Balance as of June 30, 2023	342	5,602	$4.48

As of June 30, 2023, the number of outstanding shares above includes 3.6 million options vested under the Stock Plans.

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

During the six months ended June 30, 2023 and 2022, the Company granted 1.2 million and 0.9 million options, respectively. The weighted average fair value calculations for the options granted during these periods are based on the following assumptions:

	For the six months ended June 30,
Description	2023	2022
Dividend-yield	-%	-%
Risk-free interest rate	3.82%	1.66%
Expected volatility	125.32%	113.45%
Expected life (years)	7.00	7.00
Market value per share on grant date	$3.75	$11.31
Fair value per option on grant date	$3.43	$9.89

During the six months ended June 30, 2023 and 2022, the Company granted 243,850 and 60,300 restricted stock awards, respectively, with a fair value on date of grant of $3.75 and $11.31, respectively, per award.

(Tabular data in thousands, except par value and per share data)

As of  June 30, 2023, the Company had $10.7 million of total unrecognized compensation expense for employees, which the Company will amortize over the 1.9 years of weighted average remaining term.

8. Outstanding Warrants

The weighted average fair value calculations for warrants granted are based on the following weighted average assumptions:

The Company granted warrants exercisable for 100,000 shares of the Company's common stock at an exercise price of $2.50 per share with a two-year term. These warrants have been exercised at option of withhold to cover and 62,293 shares were issued. In addition, the Company also granted warrants exercisable for 160,000 shares of the Company's common stock to senior lenders at an exercise price of $2.00 per share. These warrants were granted in the quarter ended June 30, 2023 and are outstanding as of June 30, 2023.

	For the six months ended June 30,
Description	2023	2022
Dividend-yield	-%	-%
Risk-free interest rate	3.76%	1.75%
Expected volatility	121.50%	151.41%
Expected life (years)	5.43	3.47
Exercise price per warrant	$1.53	$10.47
Market value per share on grant date	$3.14	$11.29
Fair value per warrant on grant date	$2.95	$9.68

A summary of historical warrant activity follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2022	355	$15.92	7.48
Granted	373	1.53
Exercised	(223)	1.24
Outstanding June 30, 2023	505	$11.78	6.40

All of the above outstanding warrants are vested and exercisable as of June 30, 2023. As of June 30, 2023 and 2022, the Company had no unrecognized compensation expense related to warrants, respectively.

9. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company agreed to procure whole yellow corn and grain sorghum, primarily from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. The term of the Corn Procurement and Working Capital Agreement expires on December 31, 2023, and the term can be automatically renewed for additional one-year terms. J.D. Heiskell further agreed to sell all ethanol to Murex or other marketing purchasers, all WDG and corn oil to A.L Gilbert, and DCO to other customers under the J.D. Heiskell Purchase Agreement. The Company’s relationships with J.D. Heiskell, and A.L. Gilbert are well established, and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and building working capital relationships. These Agreements are ordinary purchase and sale agency agreements for the Keyes Plant. On  May 25, 2023, we entered into the second amendment to the Aemetis Keyes Grain Procurement and Working Capital agreement with J.D. Heiskell, the second amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell, and the second amendment to the Keyes Ethanol and Corn Tank Lease with J.D. Heiskell. The amendments provide that (i) the Keyes Plant will receive a temporary increase in the credit limit equivalent to four days of grain payables repayable in equal daily installments over 120 days, (ii) that J.D. Heiskell agrees to buy all Ethanol, WDGS, CDS, and Corn Oil produced by the Keyes Plant, sell all ethanol to certain designated purchasers and pay us the same price as it received from such sales, and (iii) J.D. Heiskell would lease certain ethanol product storage tanks from the Keyes Plant.

As of June 30, 2023 and December 31, 2022, Aemetis made prepayments to J.D. Heiskell of none and $2.4 million, respectively.

(Tabular data in thousands, except par value and per share data)

The J.D. Heiskell sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three and six months ended June 30, 2023 and 2022 were as follows:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2023	2022	2023	2022
Ethanol Sales	$8,647	$-	$8,647	$-
Wet distiller's grains sales	2,553	15,150	2,553	26,666
Corn oil sales	89	2,812	125	5,150
CDS Sales	11	-	11	-
Corn purchases	11,611	54,352	11,913	98,362
Accounts receivable	739	232	739	232
Accounts Payable	39	612	39	612
Working Capital	1,264	-	1,264	-

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into a Fuel Ethanol Purchase and Sale Agreement with Murex, which matures on October 31, 2023, with automatic one-year renewals thereafter. On May 30, 2023 the Company entered into Amendment No. 1 to the Fuel Ethanol Purchase and Sale Agreement that provides (i) the Company temporarily suspend the agreement for the duration of the Company's Working Capital Agreement with J.D. Heiskell, and (ii) the initial term shall be automatically renewed beginning on October 1, 2023 and ending on March 31, 2025. The Company also entered into a Wet Distillers Grains Marketing Agreement with A.L. Gilbert, which matures on December 31, 2023, with automatic one-year renewals thereafter.

Accounts receivable associated with our marketing partners was none and $0.6 million as of June 30, 2023 and December 31, 2022.

For the three months ended June 30, 2023 and 2022, the Company expensed marketing costs of $0.2 million and $0.8 million, respectively, and for the six months ended June 30, 2023 and 2022, the Company expensed marketing costs of $0.2 million and $1.5 million, respectively, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement. These marketing costs are presented as part of Selling, General, and Administration expense.

Supply Trade Agreement. On July 1, 2022, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with a supply of feedstock up to a credit limit of $12.7 million. If the Company fails to pay the invoice within the ten-day credit period, the outstanding amount will bear interest at 12%.  The term of the agreement is for one year. Either party can terminate the agreement by giving notice one month notice in writing. As of June 30, 2023 and December 31, 2022, the Company had accounts payable of $0.2 million and no outstanding balance, respectively, under this agreement.

As of June 30, 2023 and 2022, the Company has no forward sales commitments.

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

(Tabular data in thousands, except par value and per share data)

Summarized financial information by reportable segment for the three months ended June 30, 2023 and 2022 follows:

	For the three months ended June 30, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues	$11,332	$210	$33,570	$-	$45,112
Gross loss	(2,322)	(1,064)	5,342	-	1,956

Interest expense including amortization of debt fees	6,252	517	225	2,635	9,629
Accretion and other expenses of Series A preferred units	-	6,885	-	-	6,885
Capital expenditures	726	1,304	115	47	2,192
Depreciation	960	523	157	31	1,671

	For the three months ended June 30, 2022
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$65,891	$-	$10	$-	$65,901
Intersegment revenues	-	297	-	-	297
Gross profit (loss)	(152)	(68)	10	(4)	(214)

Interest expense including amortization of debt fees	4,869	7	-	1,792	6,668
Accretion and other expenses of Series A preferred units	-	1,506	-	-	1,506
Capital expenditures	5,366	6,696	69	928	13,059
Depreciation	977	154	164	30	1,325

A reconciliation of reportable segment revenues to total consolidated revenue for the three months ended June 30, 2023 and 2022 follows:

	2023	2022
Total revenues for reportable segments	$45,112	$66,198
Elimination of intersegment revenues	-	(297)
Total consolidated revenues	$45,112	$65,901

Summarized financial information by reportable segment for the six months ended June 30, 2023 and 2022 follows:

	For the six months ended June 30, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues	$11,807	$416	$35,040	$-	$47,263
Gross profit (loss)	(2,334)	(1,837)	4,832	-	661

Interest expense including amortization of debt fees	11,770	1,221	294	5,391	18,676
Accretion and other expenses of Series A preferred units	-	12,449	-	-	12,449
Capital expenditures	1,060	7,803	151	794	9,808
Depreciation	2,069	980	312	100	3,461

	For the six months ended June 30, 2022
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$117,932	$-	$18	$-	$117,950
Intersegment revenues	-	632	-	-	632
Gross profit (loss)	(3,032)	(275)	18	(10)	(3,299)

Interest expense including amortization of debt fees	10,514	11	-	2,404	12,929
Accretion and other expenses of Series A preferred units	-	3,146	-	-	3,146
Capital expenditures	7,169	12,145	136	3,068	22,518
Depreciation	1,988	300	332	41	2,661

A reconciliation of reportable segment revenues to total consolidated revenue for the six months ended June 30, 2023 and 2022 follows:

	2023	2022
Total revenues for reportable segments	$47,263	$118,582
Elimination of intersegment revenues	-	(632)
Total consolidated revenues	$47,263	$117,950

(Tabular data in thousands, except par value and per share data)

Total assets by reportable segments as of  June 30, 2023 and December 31, 2022 follows:

	June 30, 2023	December 31, 2022
California Ethanol	$64,757	$66,794
California Dairy Renewable Natural Gas	76,302	77,714
India Biodiesel	22,751	16,120
All other	48,775	46,486
Total consolidated assets	$212,585	$207,114

California Ethanol: The Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all WDG and corn oil the Company produces to J.D. Heiskell. Sales of ethanol to one customer accounted for 100% of the Company’s California Ethanol segment revenues for the three months ended June 30, 2023. Sales of ethanol, WDG, and corn oil to two customers accounted for 72% and 27% of the Company’s California Ethanol segment revenues for the three months ended June 30, 2022. Sales of ethanol, WDG, corn oil to one customer accounted for 96% of the Company’s California Ethanol segment revenues for the six months ended June 30, 2023. Sales of ethanol, WDG, and corn oil to two customers accounted for 72%  and 27% of the Company’s California Ethanol segment revenues for the six months ended  June 30, 2022.

California Dairy Renewable Natural Gas: 100% of our California Dairy Renewable Natural Gas segment revenues during the three and six months ended June 30, 2023 were from sales of biogas to one customer. For the three and six months ended June 30, 2022, all sales were from sale of biogas to the Keyes Plant for use in boilers, which allowed qualification of carbon credits for the ethanol produced in the Keyes Plant.

India Biodiesel: Three biodiesel customers accounted for 49%, 28%, and 21% of the Company’s consolidated India segment revenues for the three months ended June 30, 2023. Three biodiesel customers accounted for 47%, 27% and 20% of the Company’s consolidated India segment revenues for the six months ended June 30, 2023.

11. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of June 30, 2023, $0.1 million remained as a prepaid expense.

On January 12, 2022, the Audit Committee of the Company approved a one-time guarantee fee of $2.0 million to McAfee Capital in connection with McAfee Capital’s extension of certain guarantees of the Company’s indebtedness with Third Eye Capital. The Company paid this fee by issuing 180,000 shares of common stock of the Company.

In the first quarter of 2023, the Audit Committee of the Company approved a one-time guarantee fee of $0.4 million to McAfee Capital in connection with McAfee Capital’s guarantees of the Company’s indebtedness with Third Eye Capital. As of June 30, 2023, $0.2 million has been accrued as the guarantee fee.

The Company owes various members of the Board amounts totaling $0.4 million and $0.3 million as of June 30, 2023 and December 31, 2022, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended June 30, 2023 and 2022, the Company expensed $0.1 million respectively, in connection with board compensation fees. For the six months ended June 30, 2023 and 2022, the Company expensed $0.2 million respectively, in connection with board compensation fees.

12. Subsequent Events

Subordinated Debt Refinancing

On July 1, 2023, the maturity date of the Subordinated Notes with two accredited investors was extended to the earlier of (i) December 31, 2023; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25.0 million; or (iii) after the occurrence of an Event of Default (as defined in the Note and Warrant Purchase Agreements), including failure to pay interest or principal when due and breaches of note covenants. A 10% cash extension fee was paid previously in connection with extending the maturity date of Subordinated Notes by adding the fee to the balance of the new note and granting warrants to purchase 113 thousand shares of common stock were granted with a term of two years and an exercise price of $0.01 per share. Accounting for the July 1, 2023 amendments and the refinancing terms of the Subordinated Notes will be evaluated in accordance with ASC 470-50 Debt–- Modification and Extinguishment.

Construction Loan Agreement

On July 28, 2023, the Company entered into a Construction and Term Loan Agreement (“AB2 Loan") with Magnolia Bank, Incorporated. Pursuant to the AB2 Loan, the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of the Aemetis Biogas 2 LLC. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the Loan include: (i) payments of interest only to be paid in monthly installments beginning August 15, 2023, (ii) payments of equal combined monthly installments of principal and interest beginning on August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB2 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2024, and annually for the term of the loan. The AB2 Loan Agreement also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature.

Amendment and Waiver No. 2 to Credit Agreement

On August 1, 2023, Third Eye Capital agreed to the Amendment and Waiver No. 2 to Credit Agreement ("Amendment No. 2") to: (i) approve a special advance of $2.3 million, which will constitute an overadvance, in order to pay and satisfy outstanding fees and obligations under the Credit Agreement; provided, that, such overadvance and prior outstanding overadvances under the Credit Agreement are repaid by the earlier of August 31, 2023 and an occurrence of certain mandatory repayment event; (ii) waive certain interest payment and fee violations under the Credit Agreement; and (iii) waive certain working capital violations and amend the related financial covenants in the Credit Agreement. As a consideration for such consents and waivers, the borrowers agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million.

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

For the Keyes Plant, we restarted the plant during the second quarter after completing an extended maintenance cycle and accelerating the implementation of several important ethanol plant energy efficiency upgrades. We plan to operate the plant and continue to improve its financial performance by completing the existing upgrades and adopting new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements, as well as, executing upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon demands and overall margin improvement.

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

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

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

During the last two weeks of December 2022, we undertook an extended maintenance cycle and accelerated the implementation of several important ethanol plant energy efficiency upgrades noted above. Our decision was partly driven by the high natural gas prices in Northern California during the period. Furthermore, after monitoring natural gas pricing and margin profitability, we decided to extend the maintenance cycle into the second quarter of 2023. With natural gas pricing in a reasonable range and the maintenance turn-around complete, we restarted the plant in the second quarter of 2023.

Our California Dairy Renewable Natural gas segment, which consists of our subsidiary Aemetis Biogas LLC, ("Aemetis Biogas" or "ABGL") constructs and operates bio-methane anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed); transports the biogas via pipeline to the Keyes Plant site; converts the biogas to Renewable Natural Gas (“RNG”), which is then delivered to customers through the PG&E natural gas pipeline.

The Aemetis Biogas network includes the Aemetis Biogas Central Dairy Project, which operates 40 miles of completed biogas pipeline; seven operating dairy digesters; five dairy digesters that are under construction; a centralized biogas-to-RNG conversion facility located at the Keyes Plant site; and a renewable natural gas interconnection with the PG&E utility gas pipeline. A total of 34 dairies have signed contracts with Aemetis Biogas in connection with participation in the Aemetis Biogas Central Dairy Project.

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

Our All Other segment consists of: our Carbon Zero biofuels production plants to produce renewable diesel and sustainable aviation fuel; Carbon Capture and Sequestration compression system and injection wells; a research and development facility in Minneapolis, Minnesota; and our corporate offices in Cupertino, California.

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

We sell all ethanol, WDG, CDO, and CDS produced in this process to J.D. Heiskell. Our ethanol finished goods tank is leased by J.D. Heiskell and legal title to the product is transferred upon transfer of our finished ethanol to this location. The CO₂ produced by the Keyes Plant is sold to Messer Gas.

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

California Dairy Renewable Natural Gas Revenue

In December 2018, we utilized our relationships with California’s Central Valley dairy farmers by signing leases and raising funds to construct dairy digesters, a 40-mile pipeline, and a biogas-to-RNG facility to deliver fuels for sale to utility gas pipeline. We are currently producing RNG from seven digesters connected by our pipeline, then flowing this gas to our RNG cleanup and compression hub at the Keyes Plant. The RNG upgrade unit at the Keyes Plant enables the production and delivery of utility-grade RNG for sale as transportation fuel to California customers via the PG&E pipeline delivery interconnection.

In addition to the existing and operating dairy digesters, we currently have four additional dairy digesters that are under construction. We have approximately 34 signed agreements with dairies to construct dairy digesters. Our revenue development strategy for the Dairy Renewable Natural Gas segment relies upon continuing to collect bio-methane gas from the existing dairy digesters, continuing to build out the network of dairy digesters, extending the pipeline to grow the supply of RNG available for sale and utilizing the biogas-to-RNG upgrade unit to distribute utility-grade RNG to customers statewide. We are currently storing the produced RNG until the LCFS CI pathway for each dairy has been established, after which we will sell the stored gas to transportation customers statewide.

Inflation Reduction Act of 2022

For all facilities in the United States, we plan to utilize the provision of the Inflation Reduction Act of 2022 by qualifying for renewable energy credits, whether in the form of an Investment Tax Credit, Producers Tax Credit or other credits and monetize the credits using the provisions of this congressional act.

India Biodiesel Revenue

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, fuel station customers, mining customers, industrial customers and tender offers placed by Government Oil Marketing Companies (“OMCs”) for bulk purchases of fuels. During the first quarter, the government of India updated the national biofuels policy and adopted a new tax on diesel fuel to promote biodiesel blending.  As a result, the OMCs are pricing the tenders at economically viable levels, allowing for biodiesel producers in India to begin production.

During the second quarter of 2023, we fulfilled an OMC tender offer for 27,694 kiloliters (approximately 27,151 metric tons) of which 1443 metric tons, of biodiesel revenue was in transit as of June 30, 2023 and would be recognized as revenue during the third quarter. In addition, during the third quarter of 2023, we received an initial OMC tender offer for 18,000 kiloliters (approximately 17,650 metric tons), which we are in process of fulfilling the order.

(Tabular data in thousands, except par value and per share data)

Results of Operations

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, renewable natural gas for our Dairy Renewable Natural Gas segment, and biodiesel for our India Biodiesel.

	2023	2022	Inc/(dec)	% change
California Ethanol	$11,332	$65,891	$(54,559)	(82.8)%
California Dairy Renewable Natural Gas*	210	297	(87)	(29.3)%
India Biodiesel	33,570	10	33,560	335600.0%
Eliminations	-	(297)	297	(100.0)%
Total	$45,112	$65,901	$(20,789)	(31.5)%

California Ethanol. For the three months ended June 30, 2023, the Company sold 2.8 million gallons of ethanol at a price of $3.12 per gallon and 24.3 thousand tons of WDG at a price of $105 per ton. For the three months ended June 30, 2022, the Company sold 15.2 million gallons of ethanol at a price of $3.13 per gallon and 104 thousand tons of WDG at a price of $146 per ton. The decrease in revenues was due to an extended maintenance cycle and the accelerated implementation of several important ethanol plant energy efficiency upgrades to the Keyes Plant.

California Dairy Renewable Natural Gas. During the three months ended June 30, 2023, we produced and sold 54.1 thousand MMBtu of physical molecules to an external party, at an average price of $3.89 per MMBtu, while placing the environmental attributes in storage for sale once the carbon pathways are established. During the three months ended June 30, 2022, we produced and sold to an intercompany party 14.9 thousand MMBtus of dairy biogas.

India Biodiesel.  For the three months ended June 30, 2023, we generated 98% of our revenues from the sale of biodiesel, and 2% of our sales from other sales compared to 100% of our sales from other sales for the three months ended June 30, 2022. The increase in revenues was primarily attributable to obtaining the government of India's tender offer making the conversion of biodiesel commercially viable for the Company. Biodiesel sales volume increased to 25.7 thousand metric tons in the three months ended June 30, 2023 compared to none in the three months ended June 30, 2022 while price per ton increased to $1,276.

(Tabular data in thousands, except par value and per share data)

Cost of Goods Sold

	2023	2022	Inc/(dec)	% change
California Ethanol	$13,654	$66,043	$(52,389)	(79.3)%
California Dairy Renewable Natural Gas	1,274	365	909	249.0%
India Biodiesel	28,228	-	28,228	0.0%
All other	-	4	(4)	(100.0)%
Eliminations	-	(297)	297	(100.0)%
Total	$43,156	$66,115	$(22,959)	(34.7)%

California Ethanol. For the three months ended June 30, 2023, we ground 1.4 million bushels of corn at $6.84 per bushel and incurred $0.6 million in chemicals costs, $0.6 million in natural gas costs, $0.5 million in transportation costs, $0.5 million in depreciation costs, and $0.8 million in other plant services costs. For the three months ended June 30, 2022, we ground 5.3 million bushels of corn at $10.21 per bushel and incurred $0.6 million in chemicals costs, $3.6 million in natural gas costs, and $2.1 million in transportation costs, $1.0 million in depreciation costs, and $0.8 million in denaturant costs.

California Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, dairy leases bonuses, and depreciation. Cost of Goods Sold increased with seven operating dairies as of June 30, 2023, compared to two in June 30, 2022.

India Biodiesel. The increase in costs of goods sold was attributable to the increase in production of biodiesel due to the governments tender offer. In the three months ended June 30, 2023 we consumed 27.1 thousand metric tons of feedstock, compared to none in the same period as in 2022. During the three months ended June 30, 2023 the average price per biodiesel metric ton was $839 compared to none in the same period as in 2022.

Gross profit (loss)

	2023	2022	Inc/(dec)	% change
California Ethanol	$(2,322)	$(152)	$(2,170)	1427.6%
California Dairy Renewable Natural Gas	(1,064)	(68)	(996)	1464.7%
India Biodiesel	5,342	10	5,332	53320.0%
All other	-	(4)	4	(100.0)%
Total	$1,956	$(214)	$2,170	(1014.0)%

California Ethanol. The decrease in gross loss was attributable to an extended maintenance cycle and accelerated implementation of several important ethanol plant energy efficiency upgrades at the Keyes Plant during the second quarter of 2023.

California Dairy Renewable Natural Gas. The increase in gross loss in the three months ended June 30, 2023 relates to an increase in manure and maintenance costs associated with having seven dairies online, compared two dairies in the same period ended June 30, 2022.

India Biodiesel. The increase in gross profit was attributable to receiving the tender offer from the Indian government, which made the conversion of biodiesel commercially viable for the Company and our ability to operate the plant at a consistent high capacity during the quarter.

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

	2023	2022	Inc/(dec)	% change
Research and development expenses	$37	$51	$(14)	(27.5)%
Selling, general and administrative expenses	9,709	7,421	2,288	30.8%
Other expense (income):
Interest expense
Interest rate expense	$8,299	$4,928	$3,371	68.4%
Debt related fees and amortization expense	1,330	1,740	(410)	(23.6)%
Accretion and other expenses of Series A preferred units	6,885	1,506	5,379	357.2%
Gain on litigation	-	(1,400)	1,400	(100.0)%
Other (income) expense	(91)	(14,254)	14,163	(99.4)%

The increase in SG&A expenses for the three months ended June 30, 2023 was due to increases in (i) stock compensation, salaries and wages of $0.8 million and (ii) miscellaneous expense of $1.3 million due to reclassifying cost of goods sold depreciation, maintenance costs and plant services to SG&A during the extended maintenance cycle and the accelerated implementation of several important ethanol plant energy efficiency upgrades to the Keyes Plant.

Interest expense increased in the three months ended June 30, 2023 due to the Construction Loan debt, additional borrowings under the Revolving Loans and Revolving Credit Facilities, and the impact of rising interest rates on our variable interest rates facilities compared to the same period in the prior year. The increase in accretion and other expenses of the Series A Preferred Units was due to provisions of the PUPA Amendments.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

Revenues

	2023	2022	Inc/(dec)	% change
California Ethanol	$11,807	$117,932	$(106,125)	(90.0)%
California Dairy Renewable Natural Gas*	416	632	(216)	(34.2)%
India Biodiesel	35,040	18	35,022	194566.7%
All other	-	-	-	0.0%
Eliminations	-	(632)	632	(100.0)%
Total	$47,263	$117,950	$(70,687)	(59.9)%

California Ethanol. For the six months ended June 30, 2023, the Company sold 2.9 million gallons of ethanol at a price of $3.08 per gallon and 24.3 thousand tons of WDG at a price of $105 per ton. The decrease in revenues was due to an extended maintenance cycle and accelerated the implementation of several important ethanol plant energy efficiency upgrades to the Keyes Plant during the first quarter of 2023, and with the Keyes Plant restarting operations at the end of May.

California Dairy Renewable Natural Gas. During the six months ended June 30, 2023, we produced and sold 75.4 thousand MMBtu of physical molecules to an external party, at an average price of $5.52 per MMBtu, while placing the environmental attributes in storage for sale once the LCFS pathway for the carbon credits are established. During the six months ended June 30, 2022, we produced and sold to an intercompany party 28.9 thousand MMBtus of dairy biogas.

India Biodiesel.  For the six months ended June 30, 2023, we generated 97% of our revenues from the sale of biodiesel, and 3% of our sales from other sales compared to 100% of our sales from other sales for the six months ended June 30, 2022.  The increase in revenues was primarily attributable to receiving the tender offer from the Indian government, which made the conversion of biodiesel commercially viable for the Company. Biodiesel sales volume increased to 28.1 thousand metric tons in the six months ended June 30, 2023 compared to none in the six months ended June 30, 2022, while price per ton increased to $1,210 per metric ton.

(Tabular data in thousands, except par value and per share data)

Cost of Goods Sold

	2023	2022	Inc/(dec)	% change
California Ethanol	$14,141	$120,964	$(106,823)	(88.3)%
California Dairy Renewable Natural Gas	2,253	907	1,346	148.4%
India Biodiesel	30,208	-	30,208	100.0%
All other	-	10	(10)	(100.0)%
Eliminations	-	(632)	632	(100.0)%
Total	$46,602	$121,249	$(74,647)	(61.6)%

California Ethanol. For the six months ended June 30, 2023,we ground 1.4 million bushels of corn at $7.17 per bushel. This decreased was due to an extended maintenance cycle and an accelerated implementation of several important ethanol plant energy efficiency upgrades at the Keyes Plant. As a result of the Keyes Plant shutdown, our corn costs decreased by $89.0 million, natural gas costs decreased by $6.2 million, chemical and denaturant costs decreased by $2.7 million, and transportation costs decreased by $3.5 million compared to the same period in 2022.

California Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, production bonuses, and depreciation. Cost of goods sold will continue to increase as we expand the business.

India Biodiesel. The increase in costs of goods sold was attributable to receiving the tender offer from the Indian government, which made the conversion of biodiesel commercially viable. In the six months ended June 30, 2023 biodiesel feedstock volume was 28.1 thousand metric tons, compared to none in the same period as in 2022. During the six months ended June 30, 2023 the average price of biodiesel feedstock was $839 per metric ton compared to none in the same period as in 2022.

Gross profit (loss)

	2023	2022	Inc/(dec)	% change
California Ethanol	$(2,334)	$(3,032)	$698	(23.0)%
California Dairy Renewable Natural Gas	(1,837)	(275)	(1,562)	568.0%
India Biodiesel	4,832	18	4,814	26744.4%
All other	-	(10)	10	(100.0)%
Total	$661	$(3,299)	$3,960	(120.0)%

California Ethanol. The increase in gross loss was attributable to an extended maintenance cycle and accelerated implementation of several important ethanol plant energy efficiency upgrades at the Keyes Plant during the first half of 2023.

California Dairy Renewable Natural Gas. The increase in gross loss in the six months ended June 30, 2023 relates to an increase in manure and maintenance costs associated with having seven dairies online, compared two dairies in the same period ended June 30, 2022.

India Biodiesel. The increase in gross profit was attributable to the increase in sales and production of biodiesel to meet the government of India's tender offer as the tender offer was received at the start of the first quarter.

(Tabular data in thousands, except par value and per share data)

Operating (income)/expense and non-operating (income)/expense

	2023	2022	Inc/(dec)	% change
Research and development expenses	$79	$87	$(8)	(9.2)%
Selling, general and administrative expenses	20,495	14,727	5,768	39.2%
Other expense (income):
Interest expense
Interest rate expense	$15,377	$9,363	$6,014	64.2%
Debt related fees and amortization expense	3,299	3,566	(267)	(7.5)%
Accretion and other expenses of Series A preferred units	12,449	3,146	9,303	295.7%
Gain on litigation	-	(1,400)	1,400	(100.0)%
Other expense (income)	(167)	(14,295)	14,128	(98.8)%

The increase in SG&A expenses for the six months ended June 30, 2023 was due to increases in (i) stock compensation, salaries and wages of $2.4 million due to issuing a grant of RSAs, (ii) Depreciation and Amortization of $1.7 million due to reclassifying cost of goods sold depreciation to SG&A depreciation, (iii) Taxes, Insurances, Rent and Utilities increase of $1.1 million and (iv) Miscellaneous expense increase of $1.2 million as we reclassified cost of goods sold to SG&A as we were not operating the Keyes Plant until the end of May.

Interest expense increased in the six months ended June 30, 2023 additional Construction Loan debt, additional borrowings under the Revolving Loans and Revolving Credit Facilities, and the impact of rising interest rates on our variable interest rates facilities compared to the same period in the prior year. The increase in accretion and other expenses of the Series A Preferred Units was due to provisions of the recent PUPA Amendments.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $3.5 million at June 30, 2023, of which $0.6 million was held in North America and the rest was held at our Indian subsidiary. Our current ratio at June 30, 2023 decreased to 0.19 compared to our current ratio of 0.21 at December 31, 2022. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows (in thousands):

	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$3,494	$4,313
Current assets (including cash, cash equivalents, and deposits)	20,908	18,136
Current and long-term liabilities (excluding all debt)	183,769	162,728
Current & long-term debt	267,753	246,240

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.

We launched an EB-5 Phase II funding in 2016, under which we expect to issue $50.8 million in additional EB-5 Notes on substantially similar terms and conditions as those issued under our EB-5 Phase I funding. On November 21, 2019, the minimum investment amount was raised from $0.5 million per investor to $0.9 million per investor. As of June 30, 2023, EB-5 Phase II funding in the amount of $4.0 million had been released from escrow to us. Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future. Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost, or at all.

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

For the Keyes Plant, we restarted the plant during the second quarter after completing an extended maintenance cycle and accelerating the implementation of several important ethanol plant energy efficiency upgrades. We plan to operate the plant and continue to improve its financial performance by completing the existing upgrades and adopting new technologies or process changes that allow for energy efficiency, cost reduction or revenue enhancements, as well as, executing upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon demands and overall margin improvement.

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

At June 30, 2023, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $173 million. The maturity dates for the Third Eye Capital financing arrangements are August 31, 2023, for $9.2 million, April 1, 2025, for $118 million, March 1, 2025, for $25.0 million and March 1, 2026, for $24.9 million.

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

(Tabular data in thousands, except par value and per share data)

Change in Working Capital and Cash Flows

The below table (in thousands) describes the changes in current and long-term debt during the six months ended June 30, 2023:

Increases to debt:
Accrued interest	$15,747
Maturity date extension fee and other fees added to senior debt	2,430
Sub debt extension fees	340
Revolving Notes Series B draw	800
Fuels Revolving Line draw	4,275
Construction Loan draw	2,562
Working capital loan draw	13,954
Total increases to debt		$40,108
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(3,474)
Principal and interest payments to EB-5 investors	(104)
Change in debt issuance costs, net of amortization	(625)
Term loan payments	(5)
Construction Loan Payments	(868)
Working capital loan payments	(13,519)
Total decreases to debt		$(18,595)
Change in total debt		$21,513

Working capital changes resulted in (i) a $2.8 million increase in inventories due to the Keyes Plant restarting operations and (ii) a $4.9 million increase in accounts receivable due to UBPL fulfilling a government tender in the second quarter of 2023. This was partially offset by (i) a $3.0 million decrease in prepaid expenses mainly due to the use of a J.D. Heiskell pre-payment, (ii) a decrease in other current assets of $1.1 million due to receipt of the restricted cash from the Construction loan, and (iii) a $0.8 million decrease in cash.

Net cash used in operating activities during the six months ended June 30, 2023, was $14.0 million, consisting of non-cash charges of $24.7 million, net cash provided by operating assets and liabilities of $13.0 million, and net loss of $51.7 million. The non-cash charges consisted of: (i) $3.3 million in amortization of debt issuance costs and other intangible assets, (ii) $3.5 million in depreciation expenses, (iii) $4.8 million in stock-based compensation expense and a warrant grant to our working capital partner, (iv) $12.4 million in preferred unit accretion and other expenses of Series A preferred units, and (v) $0.7 million change in deferred tax expense. Net changes in operating assets and liabilities consisted primarily of (i) an increase in accrued interest of $12.1 million, (ii) prepaid expenses decrease of $2.4 million, (iii) an increase in accounts payable of $4.4 million, and (iv) an increase in other liabilities of $1.8 million. This was partially offset by an increase in (i) inventories of $2.9 million and (ii) a decrease in Accounts Receivable of $4.9 million.

Cash used by investing activities was $2.5 million, of which $9.8 million were used by capital projects, partially offset by grant proceeds and other reimbursements of $7.3 million.

Cash provided by financing activities was $15.2 million, consisting of $8.9 million from issuance of common stock and $21.6 million from proceeds from borrowings, partially offset by repayments of borrowings of $13.4 million, payment of debt renewal and waiver fees of $1.7 million and payments on finance leases of $0.3 million.

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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2023, we issued 62 thousand shares of our common stock to certain working capital partners pursuant to the note holders’ warrant exercise at an exercise price of $2.50 per share respectively.

The above issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the six months ended June 30, 2023.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Limited Waiver and Amendment No. 27 to Amended and Restated Note Purchase Agreement, dated as of May 16, 2023 by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.

10.2	Amendment No. 1 to Fuel Ethanol Purchase and Sale Agreement

10.3	Amendment and Waiver No. 2 to Credit Agreement

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023

By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2023