Form 10-Q
period 2023-09-30
AEMETIS, INC
filed 2023-11-09
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock on October 31, 2023 was39,451,266 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands except for par value)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents ($139 and $165 respectively from VIE)	$3,899	$4,313
Accounts receivable ($73 and $165 respectively from VIE)	4,579	1,264
Inventories, net of allowance for excess and obsolete inventory of $1,040 as of September 30, 2023, and December 31, 2022, respectively	8,143	4,658
Tax Credit Sales receivable ($55,164 and $0 respectively from VIE)	55,164	-
Prepaid expenses ($1,937 and $858 respectively from VIE)	2,895	4,248
Other current assets ($401 and $725 respectively from VIE)	3,811	3,653
Total current assets	78,491	18,136

Property, plant and equipment, net ($75,284 and $71,633 respectively from VIE)	188,076	180,441
Operating lease right-of-use assets ($165 and $224 respectively from VIE)	2,159	2,449
Other assets ($5,267 and $3,458 respectively from VIE)	8,713	6,088
Total assets	$277,439	$207,114

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($7,103 and $9,192 respectively from VIE)	$28,800	$26,168
Current portion of long term debt	24,070	12,465
Short term borrowings ($23,942 and $19,831 respectively from VIE)	42,415	36,754
Mandatorily redeemable Series B convertible preferred stock	4,403	4,082
Accrued property taxes	1,543	1,206
Current portion of operating lease liability ($46 and $41 respectively from VIE)	390	338
Other current liabilities ($1,614 and $645 respectively from VIE)	12,746	7,268
Total current liabilities	114,367	88,281
Long term liabilities:
Senior secured notes and revolving notes	170,261	155,843
EB-5 notes	29,500	29,500
Other long term debt ($9,230 and $31 respectively from VIE)	20,288	11,678
Series A preferred units ($137,778 and $116,000 respectively from VIE)	137,778	116,000
Operating lease liability ($80 and $115 respectively from VIE)	1,890	2,189
Other long term liabilities	3,347	5,477
Total long term liabilities	363,064	320,687

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 1,260 and 1,270 shares issued and outstanding each period, respectively (aggregate liquidation preference of $3,780 and $3,810 respectively)	1	1
Common stock, $0.001 par value; 80,000 authorized; 39,388 and 35,869 shares issued and outstanding each period, respectively	39	36
Additional paid-in capital	255,510	232,546
Accumulated deficit	(449,963)	(428,985)
Accumulated other comprehensive loss	(5,579)	(5,452)
Total stockholders' deficit	(199,992)	(201,854)
Total liabilities and stockholders' deficit	$277,439	$207,114

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands except for loss per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues	$68,690	$71,831	$115,953	$189,781
Cost of goods sold	68,198	72,935	114,800	194,184
Gross profit (loss)	492	(1,104)	1,153	(4,403)

Research and development expenses	36	52	115	139
Selling, general and administrative expenses	8,985	6,439	29,480	21,166
Operating loss	(8,529)	(7,595)	(28,442)	(25,708)

Other expense (income):
Interest expense
Interest rate expense	8,749	5,456	24,126	14,819
Debt related fees and amortization expense	1,433	1,633	4,732	5,199
Accretion and other expenses of Series A preferred units	7,739	2,774	20,188	5,920
Loss on debt extinguishment	-	49,386	-	49,386
Gain on litigation	-	-	-	(1,400)
Other income	(1,853)	(2)	(2,020)	(14,297)
Loss before income taxes	(24,597)	(66,842)	(75,468)	(85,335)
Income tax expense (benefit)	(55,308)	3	(54,490)	13
Net income (loss)	$30,711	$(66,845)	$(20,978)	$(85,348)

Other comprehensive income (loss)
Foreign currency translation loss	(260)	(300)	(127)	(884)
Comprehensive income (loss)	$30,451	$(67,145)	$(21,105)	$(86,232)

Net income (loss) per common share
Basic	$0.79	$(1.92)	$(0.56)	$(2.49)
Diluted	$0.73	$(1.92)	$(0.56)	$(2.49)

Weighted average shares outstanding
Basic	38,881	34,769	37,504	34,344
Diluted	41,841	34,769	37,504	34,344

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2023	2022
Operating activities:
Net loss	$(20,978)	$(85,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,223	4,934
Depreciation	5,208	4,039
Debt related fees and amortization expense	4,732	5,199
Intangibles and other amortization expense	35	35
Accretion and other expenses of Series A preferred units	20,188	5,920
Loss on asset disposals	-	47
Loss (gain) on debt extinguishment	-	49,386
Warrants issued for working capital agreement	409	-
Gain on litigation	-	(1,400)
Loss on lease termination	-	736
Deferred tax expense	(144)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,344)	(7,987)
Inventories	(3,616)	(5,639)
Prepaid expenses	2,379	2,786
Other assets	(56,797)	(505)
Accounts payable	4,728	12,801
Accrued interest expense and fees	18,483	8,754
Other liabilities	2,356	(10,065)
Net cash used in operating activities	(20,138)	(16,307)

Investing activities:
Capital expenditures	(18,595)	(28,931)
Grant proceeds and other reimbursements received for capital expenditures	7,682	7,401
Net cash used in investing activities	(10,913)	(21,530)

Financing activities:
Proceeds from borrowings	41,449	39,860
Repayments of borrowings	(22,586)	(16,191)
Lender debt renewal and waiver fee payments	(1,681)	(1,169)
Payments on finance leases	(394)	(314)
Proceeds from issuance of common stock	14,767	7,996
Proceeds from exercise of stock options	45	206
Net cash provided by financing activities	31,600	30,388

Effect of exchange rate changes on cash and cash equivalents	117	(51)
Net change in cash and cash equivalents for period	666	(7,500)
Cash and cash equivalents at beginning of period	6,999	7,751
Cash and cash equivalents at end of period	$7,665	$251

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$6,926	$15,476
Income taxes paid	20	10
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Debt fees added to revolving lines	2,236	800
Fair value of warrants issued to subordinated debt holders	1,278	1,939
Fair value of stock issued to a related party for guarantee fees	-	2,012
Fair value of warrants issued to lender for debt issuance costs	245	3,158
Fair value of stock issued to lender	-	1,335
Lender debt extension, waiver, and other fees added to debt	384	583
Cumulative capital expenditures in accounts payable, including net increase of $474 and $1,535, respectively	13,459	15,957
Payment of debt added to revolving lines	-	16,266
Financing lease liabilities arising from obtaining right of use assets	-	2,932
Capital expenditures purchased on financing	-	290

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the nine months ended September 30, 2023
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Gain (Loss)	deficit

Balance at December 31, 2022	1,270	$1	35,869	$36	$232,546	$(428,985)	$(5,452)	$(201,854)

Issuance of common stock	-	-	668	1	2,616	-	-	2,617
Stock options exercised	-	-	40	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,662	-	-	2,662
Issuance and exercise of warrants	-	-	113	-	448	-	-	448
Foreign currency translation gain	-	-	-	-	-	-	117	117
Net loss	-	-	-	-	-	(26,410)	-	(26,410)
Balance at March 31, 2023	1,270	$1	36,690	$37	$238,272	$(455,395)	$(5,335)	$(222,420)

Issuance of common stock	-	-	1,353	1	6,298	-	-	6,299
Series B conversion to common stock	(10)	-	1	-	-	-	-	-
Stock options exercised	-	-	72	-	38	-	-	38
Stock-based compensation	-	-	-	-	1,755	-	-	1,755
Issuance and exercise of warrants	-	-	62		654			654
Foreign currency translation gain	-	-	-	-	-	-	16	16
Net loss	-	-	-	-	-	(25,279)	-	(25,279)
Balance at June 30, 2023	1,260	$1	38,178	$38	$247,017	$(480,674)	$(5,319)	$(238,937)

Issuance of common stock	-	-	1,062	1	5,850	-	-	5,851
Stock options exercised	-	-	35	-	7	-	-	7
Stock-based compensation	-	-	-	-	1,806	-	-	1,806
Issuance and exercise of warrants	-	-	113	-	830	-	-	830
Foreign currency translation loss	-	-	-	-	-	-	(260)	(260)
Net income	-	-	-	-	-	30,711	-	30,711
Balance at September 30, 2023	1,260	$1	39,388	$39	$255,510	$(449,963)	$(5,579)	$(199,992)

For the nine months ended September 30, 2022
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2021	1,275	$1	33,461	$33	$205,305	$(321,227)	$(4,350)	$(120,238)

Issuance of common stock	-	-	341	1	3,348	-	-	3,349
Series B conversion to common stock	(5)	-	1	-	-	-	-	-
Stock options exercised	-	-	263	-	196	-	-	196
Stock-based compensation	-	-	-	-	2,040	-	-	2,040
Issuance and exercise of warrants	-	-	113	-	4,550	-	-	4,550
Foreign currency translation loss	-	-	-	-	-	-	(194)	(194)
Net loss	-	-	-	-	-	(18,294)	-	(18,294)
Balance at March 31, 2022	1,270	$1	34,179	$34	$215,439	$(339,521)	$(4,544)	$(128,591)

Issuance of common stock	-	-	400	1	5,123	-	-	5,124
Stock options exercised	-	-	3	-	4	-	-	4
Stock-based compensation	-	-	-	-	1,349	-	-	1,349
Foreign currency translation loss	-	-	-	-	-	-	(390)	(390)
Net loss	-	-	-	-	-	(209)	-	(209)
Balance at June 30, 2022	1,270	$1	34,582	$35	$221,915	$(339,730)	$(4,934)	$(122,713)

Issuance of common stock	-	-	319	-	2,872	-	-	2,872
Stock options exercised	-	-	29	-	5	-	-	5
Stock-based compensation	-	-	-	-	1,545	-	-	1,545
Issuance and exercise of warrants	-	-	113	-	546	-	-	546
Foreign currency translation loss	-	-	-	-	-	-	(300)	(300)
Net loss	-	-	-	-	-	(66,845)	-	(66,845)
Balance at September 30, 2022	1,270	$1	35,043	$35	$226,883	$(406,575)	$(5,234)	$(184,890)

The accompanying notes are an integral part of the financial statements.

(Tabular data in thousands, except par value and per share data)

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the acquisition, development and commercialization of innovative low and negative carbon intensity products and technologies that replace traditional petroleum-based products. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be reportable segments and are collectively represented by the “All Other” category. At Aemetis, our mission is to generate sustainable and innovative renewable fuel solutions that benefit communities and restore our environment. We do this by building a local circular bioeconomy using agricultural waste to produce low carbon, advanced renewable fuels that reduce greenhouse gas ("GHG") emissions and improve air quality by replacing traditional petroleum-based products.

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), Carbon Dioxide (“CO₂”) and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots, with CO₂ sold to food, beverage, and industrial customers. We have several energy efficiency initiatives at the Keyes Plant focused on significantly lowering the carbon intensity of our fuels. During the last two weeks of December 2022, we undertook an extended maintenance cycle and accelerated the implementation of several important ethanol plant energy efficiency upgrades. Our decision was partly driven by the high natural gas prices in California during the period. Furthermore, after monitoring natural gas pricing and margin profitability, we decided to extended the maintenance cycle into the first and second quarters of 2023 and restarted the plant near the end of the second quarter.

Our California Dairy Renewable Natural Gas segment, which consists of our subsidiary Aemetis Biogas LLC and its subsidiaries, ("Aemetis Biogas" or "ABGL"), constructs and operates bio-methane anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed); transports the biogas via pipeline to the Keyes Plant site; and converts the biogas to Renewable Natural Gas (“RNG”) which is then delivered to customers through the PG&E natural gas pipeline.

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

Our All Other segment consists of: the development of our Carbon Zero biofuels production plant to produce renewable diesel and sustainable aviation fuel; the development of Carbon Capture and Sequestration compression system and injection wells; operation of the Riverbank Industrial Complex; a research and development facility in Minneapolis Minnesota; and our corporate offices in Cupertino, California.

(Tabular data in thousands, except par value and per share data)

Our Carbon Zero biofuels production plants are designed to produce low or negative carbon intensity sustainable aviation fuel (“SAF”) and renewable diesel fuel (“RD”) using low carbon hydroelectric electricity, renewable hydrogen and non-edible renewable oils from existing Aemetis biofuels plants and other sources. The first Carbon Zero plant is scheduled to be built in Riverbank, California at the 125-acre former Riverbank Army ammunition plant.

Our Carbon Capture subsidiary was established to build Carbon Capture and Sequestration (“CCS”) projects that generate LCFS and IRS 45Q tax credits by compressing and injecting CO₂ into deep wells that are monitored for emissions to ensure the long-term sequestration of carbon underground.

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis, Inc. and its subsidiaries. We consolidate all entities in which we have a controlling financial interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. ABGL was assessed to be a VIE and through the Company’s ownership interest in all of the outstanding common stock, the Company has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated in these financial statements.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated condensed balance sheet as of  September 30, 2023, the consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the consolidated condensed statements of cash flows for the nine months ended September 30, 2023 and 2022, and the consolidated condensed statements of stockholders’ deficit for the three and nine months ended September 30, 2023 and 2022 are unaudited. The consolidated condensed balance sheet as of December 31, 2022, was derived from the 2022 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2022 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three and nine months ended September 30, 2023 and 2022 have been prepared on the same basis as the audited consolidated statements as of and for the year ended December 31, 2022 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Revenue Recognition. We derive revenue primarily from sales of ethanol and related co-products in California, renewable natural gas and related environmental attributes in California, and biodiesel and refined glycerin in India pursuant to supply agreements and purchase order contracts. We assessed the following criteria under the Accounting Standards Codification (“ASC”) 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

(Tabular data in thousands, except par value and per share data)

California Ethanol Revenues: On May 13, 2020, we entered into an amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell (the “Corn Procurement and Working Capital”), pursuant to which we buy all corn from J.D. Heiskell and sell all WDG and corn oil we produce to J.D. Heiskell. Effective October 1, 2021, we entered into Fuel Ethanol Purchase and Sale Agreement with Murex LLC (“Murex”), pursuant to which we sold all our ethanol to Murex through individual sales transactions. On  May 25, 2023, we entered into the second amendment to the Aemetis Keyes Grain Procurement and Working Capital Agreement with J.D. Heiskell, the second amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell, and the second amendment to the Keyes Ethanol and Corn Tank Lease with J.D. Heiskell. The amendments provide that (i) the Keyes Plant will receive a temporary increase to its working capital credit limit by an amount equal to four days of grain payables repayable in equal daily installments over 120 days, (ii) that J.D. Heiskell will buy all Ethanol, WDG, CDS, and Corn Oil produced by the Keyes Plant, sell all ethanol to certain designated purchasers and pay us the same price as it received from such sales, and (iii) J.D. Heiskell will lease certain ethanol product storage tanks from the Keyes Plant. Given the similarity of the individual sales transactions with J.D. Heiskell, we have assessed them as a portfolio of similar contracts. Prior to May 25, 2023, the performance obligation was satisfied by delivery of the physical product from our finished goods tank to our customer’s contracted trucks. Effective on May 25, 2023, the performance obligation is satisfied by delivery of the physical product to the finished goods tank leased by J.D. Heiskell. Upon delivery, the customer has the ability to direct the use of the product and receive substantially all of its benefits. The transaction price is determined based on daily market prices for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. The transaction price is allocated to one performance obligation.

The following table shows sales in our California Ethanol segment by product category:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Ethanol sales	$36,375	$44,673	$45,388	$130,224
Wet distillers grains sales	9,427	13,003	11,980	39,669
Other sales	1,637	3,232	1,878	8,947
Total	$47,439	$60,908	$59,246	$178,840

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

We also assessed principal versus agent criteria as we buy our feedstock from our customer and process and sell finished goods to that same customer. Specifically, we buy corn as feedstock in producing ethanol from our working capital partner J.D. Heiskell and we sell all ethanol, WDG, CDO, and CDS produced to J.D. Heiskell. Our ethanol finished goods tank is leased to J.D. Heiskell and legal title to the product is transferred upon transfer of our finished ethanol to this location. We consider the purchase of corn as a cost of goods sold and consider the sale of ethanol as revenue upon transfer to the finished goods tank and consider the sale of WDG, CDO, and CDS as revenue, upon trucks leaving the Keyes Plant with the product, on the basis that (i) we control and bear the risk of gain or loss on the processing of corn which is purchased at market prices into ethanol and (ii) we have legal title to the goods during the processing time. The pricing for ethanol, WDG, CDO, and CDS is set independently. Revenues from ethanol and WDG are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. We have elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general and administrative expenses, respectively, when revenue is recognized. Revenues are recorded at the gross invoiced amount. Hence, we are the principal in California Ethanol segment where our customer and vendor may be the same.

California Dairy Renewable Natural Gas Revenues: Since 2018, we have used our relationships with California’s Central Valley dairy farmers to sign leases and raise funds to construct dairy digesters, a 40-mile RNG collection pipeline, a centralized biogas upgrading hub, and a renewable natural gas interconnection with PG&E’s natural gas pipeline. As of September 30, 2023, we have seven operating dairy digesters that produce biomethane, five additional digesters under construction, and contracts with additional dairies planned for future construction of digesters. Our RNG upgrading hub converts the biomethane produced by the digesters into utility-grade RNG that is transported by PG&E’s pipeline to California customers for use as transportation fuel.  Our revenue development strategy for the Dairy Renewable Natural Gas segment relies upon continuing to build new dairy digesters and extending the collection pipeline. We have been storing some of our RNG production and postponing the dispensing of RNG for transportation use in order to increase the quantity and value of LCFS credits.  As of  September 30, 2023, we have 64.69 thousand MMBtu of RNG that has been produced by not yet dispensed for use in transportation. This RNG is recorded as inventory valued at the lower of cost and net realizable value.  When dispensed, it will generate LCFS credits and D3 Cellulosic RINs that are not currently reflected in our assets.

(Tabular data in thousands, except par value and per share data)

India Biodiesel Revenues: We sell products pursuant to purchase orders or by contract with governmental or international parties, in which performance is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined daily based on reference market prices for biodiesel, refined glycerin, and PFAD, net of taxes. Transaction price is allocated to one performance obligation.

The following table shows our sales in our India Biodiesel segment by product category:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Biodiesel sales	$19,291	$10,828	$53,292	$10,828
Other sales	853	95	1,892	113
Total	$20,144	$10,923	$55,184	$10,941

In India, we also assessed principal versus agent criteria as in some cases we buy feedstock from our customers and process and sell finished goods to those same customers. In those cases, we receive the legal title to feedstock from our customers once it is on our premises. We control the processing and production of biodiesel based on contract terms and specifications. The pricing for both feedstock and biodiesel is set independently. We hold the title and risk to biodiesel according to agreements when we enter into these situations. Hence, we are the principal in India sales scenarios where our customer and vendor may be the same.

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

	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$3,899	$4,313
Restricted cash included in other current assets	401	725
Restricted cash included in other assets	3,365	1,961
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$7,665	$6,999

Accounts Receivable. The Company sells ethanol and WDG through third-party marketing arrangements generally without requiring collateral directly to customers on a variety of terms including advanced payment terms, based on the size and creditworthiness of the customer. DCO is marketed and sold to A.L. Gilbert and other customers under the J.D. Heiskell Purchasing Agreement. The Company sells CDS directly to customers on standard 30-day payment terms. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Usually, invoices are due within 30 days on net terms. Accounts receivables consist of product sales made to large creditworthy customers. Trade accounts receivable is presented at original invoice amount, net of any allowance for credit losses. We did not reserve any balance for allowances for credit losses as of September 30, 2023 and December 31, 2022.

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

Property, Plant and Equipment. Property, plant, and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of plant and buildings, furniture, machinery, equipment, land, and biogas dairy digesters. Capital expenses for in-process projects are capitalized as construction in progress and will be depreciated once the capital projects are finished and are in service. The Company’s plant in Goodland, Kansas (the "Goodland Plant") is partially completed and is not ready for operation. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment—Subsequent Measurements, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the assets and its estimated fair value. The Company has not recorded any impairment during the three and nine months ended September 30, 2023 and 2022.

California Energy Commission Low-Carbon Fuel Production Program. The Company was awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install a processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $3.8 million from the LCFPP as of September 30, 2023, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when the grant payment was received.

CDFA Dairy Digester Research and Development program. In October 2020, the Company was awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $4.8 million from the CDFA 2020 grant program as of September 30, 2023, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when the grant payment was received.

(Tabular data in thousands, except par value and per share data)

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Carbon Zero Facility. The Company has received $1.7 million under the grant, which is presented with current-term liabilities as of September 30, 2023, and December 31, 2022.  On September 30, 2023, the CEC program decided not to extend the time for the Company to receive additional grant funds due to the requirement to achieve the grant program objectives by June 30, 2024, when the CEC program ends.

U.S. Department of Food and Agriculture Forest Service Grant. Aemetis Advanced Products Keyes (“AAPK”) has been awarded $245 thousand in matching grants from the U.S. Department of Food and Agriculture Forest Service (“US Forest Service”) under the Wood Innovation and Community Wood program. The grant has reimbursed the Company for continued development of technologies and processes to valorize forest waste for the production of cellulosic ethanol.  AAPK has received all $245 thousand awarded from the US Forest Service for reimbursement of actual allowable program costs incurred through September 30, 2023.

California Energy Commission Grant for Solar Microgrid, DSC and Battery Backup System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded an $8.0 million grant to design, construct and commission a grid-connected 1.56 MW photovoltaic microgrid and 1.25MW/2.5MWh Battery Energy Storage System integrated with an artificial intelligence-driven distributed control system (DCS). The Company has made the required $1.6 million in matching contributions to qualify to receive grant reimbursements. AAFK received $4.2 million in grant funds from this program as reimbursement for actual expenditures incurred through September 30, 2023. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when grant payment was received.

California Department of Forestry and Fire Protection Grant. AAPK has been awarded $2 million in matching grants from the CAL FIRE Business and Workforce Development Grant Program (“CAL Fire”) in May 2022. This CAL Fire grant program reimburses AAPK for costs to design, construct, and commission a 2 million gallon per year cellulosic ethanol facility able to convert conifer biomass from forested regions of the Sierra Nevada into an ultra‐low carbon biofuel derived from 100% forest biomass (“CAL Fire Conversion Program”). AAPK must contribute $5.8 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the CAL Fire Conversion Program as reimbursement for actual costs through  September 30, 2023.

California Department of Forestry and Fire Protection Grant. AAPK was awarded $500 thousand in grants from CAL Fire in May 2022. This CAL Fire grant program reimburses AAPK for costs to advance a new‐to‐the world technology that circumvents current limitations surrounding the extraction of cellulosic sugars by pioneering a novel route for deconstructing woody biomass using ionic liquids (“CAL Fire Extraction Program”). AAPK has received no grant funds from the CAL Fire Extraction Program as reimbursement for actual costs through  September 30, 2023.

U.S Forest Service Community Wood Grant. Aemetis Advanced Products Riverbank (“AAPR”) was awarded $642 thousand in matching grants from the U.S Forest Service Wood Innovations Program (“USFS”) in May 2022. The USFS grant program reimburses AAPR for costs to design, construct, and commission a plant to produce cellulosic ethanol using preliminary research and development in partnership with the Joint Bioenergy Institute (JBEI). USFS grant funds will be used to complete the FEL-3 design phase of the entire process, construct a biomass pretreatment unit to extract sugars at the Aemetis Riverbank site and ferment sugars into ethanol at the Keyes Plant. AAPR must contribute $2.4 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the USFS grant program as reimbursement for actual costs through  September 30, 2023.

California Energy Commission Grant for Mechanical Vapor Recompression System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded a $6.0 million grant to design, construct and commission a mechanical vapor recompression (MVR) system. The additional evaporation stages will eliminate natural gas consumption and related greenhouse gas emissions in the evaporation portion of the process by installing metering equipment and software to monitor and optimize the plant’s energy consumption. The MVR system will compress vapor to a higher pressure and temperature so that it can be recycled multiple times as steam heat in the evaporation process, which will reduce natural gas use. The grant requires $5.3 million in matching contributions. AAFK has received no grant funds from this program as reimbursement for actual expenditures incurred through September 30, 2023. Due to the uncertainty associated with the approval process under the grant program, the Company will recognize future grant proceeds received as a reduction of costs in the period when grant payments will be received.

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

California Energy Commission PG&E A2313 Pipeline Interconnection Grant. The Company has received $5 million in matching grants from the California Energy Commission PG&E A2313 Pipeline Interconnection program (“CEC PG&E Pipeline Interconnect”) during the quarter ended March 31, 2023. The CEC PG&E Pipeline Interconnect grant reimburses the Company for actual costs to design, procure, and install facility and pipeline to interconnect renewable natural gas pipeline with the PG&E utility pipeline. In October 2022 the Company successfully connected and commissioned pipeline interconnection with the PG&E utility pipeline. After three months of renewable natural gas delivery, the interconnection verification process was completed, and the CEC PG&E program funds were released. The Company has received all $5 million available from the PG&E program as reimbursement for actual costs incurred through March 31, 2023. Given the nature of funds received as reimbursement for actual costs incurred, the funds were applied against the actual costs.

Investment Tax Credit. In the third quarter of 2023, the Company sold to a third-party purchaser certain transferrable Investment Tax Credits (ITCs) that had been generated by the Company from its investments in the California Dairy Renewable Natural Gas segment.  The Company accounted for the ITC sale in accordance with ASC 740 by electing the flow-through method. The net value of tax credits sale of $55.2 million is recorded as other receivable on the balance sheet and as an income tax benefit in the income statement as of September 30, 2023.

Basic and Diluted Net (Loss) per Share. Basic income (loss) per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income/(loss) per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive. As the Company incurred net income for the three months ended September 30, 2023, potentially dilutive securities have been included in the diluted net income per share computations and any potentially anti-dilutive shares have been excluded and are shown in the second table below. As the Company incurred net losses for the three months ended September 30, 2022 and nine months ended September 30, 2023 and 2022, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$ 30,711	$ (66,845)	$ (20,978)	$ (85,348)
Shares:
Weighted average shares outstanding—basic	38,881	34,769	37,504	34,344

Weighted average dilutive share equivalents from preferred shares	126	-	-	-
Weighted average dilutive share equivalents from stock options	2,808	-	-	-
Weighted average dilutive share equivalents from common warrants	26	-	-	-

Weighted average shares outstanding—diluted	41,841	34,769	37,504	34,344

Income (loss) per share—basic	$ 0.79	$ (1.92)	$ (0.56)	$ (2.49)

Income (loss) per share—diluted	$ 0.73	$ (1.92)	$ (0.56)	$ (2.49)

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of September 30, 2023 and 2022:

	As of
	September 30, 2023	September 30, 2022
Series B preferred (post split basis)	-	127
Common stock options and warrants	3,281	5,064
Debt with conversion feature at $30 per share of common stock	1,259	1,256
Total number of potentially dilutive shares	4,540	6,447

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

The “California Dairy Renewable Natural Gas” reportable segment includes the dairy digesters, pipeline and gas condition hub for the production of renewable natural gas from dairies near Keyes, California.

(Tabular data in thousands, except par value and per share data)

The “India Biodiesel” reportable segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing Kakinada Plant, and associate administrative offices in Hyderabad, India.

The Company has additional operating segments that were determined not to be reportable segments, including the development of a Carbon Zero biofuels production plant to produce renewable diesel and sustainable aviation fuel; the development of Carbon Capture and Sequestration projects; a research and development facility in Minneapolis, Minnesota; and our corporate offices in Cupertino, California.

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

Share-Based Compensation. The Company recognizes share-based compensation expense in accordance with ASC 718 Stock Compensation requiring the Company to recognize expenses related to the estimated fair value of the Company’s share-based compensation awards calculated as of the date the awards are granted.

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

Debt Modification Accounting. The Company evaluates amendments to its debt in accordance with ASC 470-60 Troubled Debt Restructuring and ASC 470-50 Debt–Modification and Extinguishments for modification and extinguishment accounting. The evaluation for troubled debt restructuring includes assessing qualitative and quantitative factors such as whether the creditor granted a concession and if the Company is experiencing financial difficulties. The quantitative analysis includes the calculation of the post-restructuring effective interest rate by projecting cash flows on the new terms and comparing this calculation to the terms of prior amendments. If the post restructuring effective interest rate is less than the prior terms effective interest rate, we assess this as having been granted a concession. The troubled debt restructuring accounting would be applied to any debt which meets the qualitative factors and quantitative factor of concession granted. If the debt would not fall into Troubled Debt Restructuring then we apply ASC 470-50 Debt-Modification and Extinguishment. This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where the net present value of future cash flows changed more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

For a complete summary of the Company’s significant accounting policies, please refer to the Company’s audited financial statements and notes thereto for the years ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023.

2. Inventories

Inventories consist of the following:

	As of
	September 30, 2023	December 31, 2022
Raw materials	$3,705	$2,971
Work-in-progress	1,884	127
Finished goods	2,554	1,560
Total inventories	$8,143	$4,658

As of  September 30, 2023 , and December 31, 2022 , the Company recognized a lower of cost or net realizable value impairment  of $ 298 thousand and none  respectively, related to inventory.

(Tabular data in thousands, except par value and per share data)

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	September 30, 2023	December 31, 2022
Land	$7,345	$7,344
Plant and buildings	140,951	99,172
Furniture and fixtures	2,028	1,831
Machinery and equipment	14,983	15,209
Construction in progress	59,919	88,934
Property held for development	15,437	15,437
Finance lease right of use assets	2,889	3,045
Total gross property, plant & equipment	243,552	230,972
Less accumulated depreciation	(55,476)	(50,531)
Total net property, plant & equipment	$188,076	$180,441

For the three months ended September 30, 2023 and 2022, interest capitalized in property, plant, and equipment was $1.5 million and $3.1 million, respectively. For the nine months ended September 30, 2023 and 2022, interest capitalized in property, plant, and equipment was $3.9 million and $7.7 million, respectively.

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

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

(Tabular data in thousands, except par value and per share data)

4. Debt

Debt consists of the following:

	September 30, 2023	December 31, 2022
Third Eye Capital term notes	$7,149	$7,141
Third Eye Capital revolving credit facility	26,756	60,602
Third Eye Capital revolving notes Series B	51,319	-
Third Eye Capital revenue participation term notes	11,985	11,963
Third Eye Capital acquisition term notes	26,607	26,578
Third Eye Capital Fuels Revolving Line	34,442	27,410
Third Eye Capital Carbon Revolving Line	23,554	22,710
Construction Loan	33,139	19,820
Cilion shareholder seller notes payable	6,975	6,821
Subordinated notes	16,737	15,931
EB-5 promissory notes	42,019	41,404
Term loans on capital expenditures	5,852	5,860
Total debt	286,534	246,240
Less current portion of debt	66,485	49,219
Total long term debt	$220,049	$197,021

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

On March 6, 2020, we entered into a one-year reserve liquidity facility governed by a promissory note, payable to Third Eye Capital, in the principal amount of $18 million. On March 14, 2021, Third Eye Capital agreed to increase the amount available under the reserve liquidity facility to $70.0 million. Interest on borrowed amounts accrues at a rate of 30% per annum, paid monthly in arrears and may be capitalized and due upon maturity, or 40% if an event of default has occurred and continues. The outstanding principal balance of the indebtedness evidenced by the promissory note, plus any accrued but unpaid interest and any other sums due thereunder, shall be due and payable in full at the earlier to occur of (a) receipt by the Company or its affiliates of proceeds from any sale, merger, equity or debt financing, refinancing or other similar transaction from any third party and (b) April 1, 2023. Any amounts may be re-borrowed up to repaid amounts up until the maturity date of April 1, 2023. The promissory note is secured by liens and security interests upon the property and assets of the Company. In return, the Company will pay a non-refundable standby fee at 2% per annum of the difference between the aggregate principal amount outstanding and the commitment, payable monthly in cash. In addition, if any initial advances are drawn under the facility, the Company will pay a non-refundable one-time fee in the amount of $0.5 million provided that such fee may be added to the principal amount of the promissory note on the date of such initial advance. On August 9, 2021, Third Eye Capital agreed to decrease the amount available under the reserve liquidity notes governed by a promissory note to $40.0 million. On March 6, 2023, Third Eye Capital agreed to increase the reserve liquidity facility to $50 million and extend this for one year to April 1, 2024.

(Tabular data in thousands, except par value and per share data)

Terms of Third Eye Capital Notes

A.

Term Notes.  As of September 30, 2023, the Company had $7.2 million in principal and interest outstanding under the Term Notes and $52 thousand unamortized debt issuance costs. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2024*.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (22.00% as of September 30, 2023) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2024*. As of September 30, 2023, AAFK had $27.9 million in principal and interest and waiver fees outstanding and $1.1 million unamortized debt issuance costs under the Revolving Credit Facility.

C.

Revolving Notes Series B. The Revolving Notes Series B accrues interest at the prime rate plus 13.75% (22.00% as of September 30, 2023) payable monthly in arrears. The Revolving Notes Series B matures on April 1, 2024*. As of September 30, 2023, AAFK had $51.8 million in principal and interest and waiver fees outstanding and $0.4 million unamortized debt issuance costs under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2024*. As of September 30, 2023, AAFK had $12.1 million in principal and interest outstanding under the Revenue Participation Term Notes and $106 thousand unamortized debt issuance costs.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (19.00% per annum as of September 30, 2023) and mature on April 1, 2024*. As of September 30, 2023, Aemetis Facility Keyes, Inc. had $26.9 million in principal and interest and redemption fees outstanding under the Acquisition Term Notes and $222 thousand unamortized debt issuance costs. The outstanding principal balance includes a total of $7.5 million in redemption fee on which interest is not charged.

F.

Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $50.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2024. We have no borrowings outstanding under the Reserve Liquidity Notes as of September 30, 2023.

The note maturity dates marked with an "*" can be extended by the Company to April 2025. As a condition to any such extension, the Company would be required to pay a fee of 1% of the carrying value of the debt outstanding under the applicable notes of which 50% can be paid in cash or common stock (if paid through common stock it would be equivalent to 110% of the relevant half of such extension fee) and 50% can be added to the outstanding debt. As a result of this ability to extend the maturity at the Company’s will, the Third Eye Capital Notes are classified as non-current debt.

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

On October 16, 2023, Third Eye Capital acknowledged receipt of $8.6 million repayment for the Revolving Credit facility under the July 2012 Note Purchase Agreement and $11.6 million repayment on the GAFI Credit Agreement.  As part of this acknowledgement, the available credit on the GAFI loan was raised to $37.5 million and the warrant issuable accordingly raised by 25,000 shares.

As of September 30, 2023, GAFI had principal and interest outstanding of $11.0 million classified as current debt and $25.0 million classified as long-term debt and $1.6 million unamortized debt issuance costs. As of September 30, 2023, ACCI had principal and interest outstanding of $0.5 million classified as current debt and $24.9 million classified as long-term debt and $1.9 million in unamortized debt issuance costs. The current portion of the Revolving Lines are part of $8.1 million specific advance between Third Eye Capital and the Company and certain accrued interests on the Fuel and Carbon revolving facilities that have been repaid on October 16, 2023. The special advance had been utilized by the Company to pay the interest on notes and certain fees on notes and some expenses of the Company. As part of this arrangement, the Company issued a warrant exercisable for 80,000 shares of the Company's common stock with an exercise price of $2.00, to Third Eye Capital. As of  September 30, 2023  there was no credit available under the Fuels and Carbon revolving facilities. Based on the repayments acknowledged by Third Eye Capital on October 16, 2023, the available credit on the Fuels Revolving facility with GAFI was $12.5 million.

Cilion shareholder seller notes payable. In connection with the Company’s merger with Cilion, Inc. (“Cilion”), on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of September 30, 2023, Aemetis Facility Keyes, Inc. had $7.0 million in principal and interest outstanding under the Cilion shareholder seller notes payable.

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

On  July 1, 2023, the maturity on two Subordinated Notes’ was extended until the earlier of (i) December 31, 2023; (ii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A $90 thousand and $250 thousand cash extension fee was paid by adding the fee to the balance of the new Subordinated Notes and 113 thousand common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

(Tabular data in thousands, except par value and per share data)

The Company evaluated the January 1, 2023 and July 1, 2023 amendments and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

At September 30, 2023 and December 31, 2022, the Company had, in aggregate, the amount of $16.7 million and $15.9 million in principal and interest outstanding, respectively, under the Subordinated Notes.

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

The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of September 30, 2023, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. As of September 30, 2023 and December 31, 2022, $37.7 million and $37.2 million was outstanding, respectively, on the EB-5 Notes sold under the EB-5 Phase I funding.

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

The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of September 30, 2023, $4.0 million has been released from escrow to the Company and $46.5 million remains to be funded to escrow. As of September 30, 2023, and  December 31, 2022, $4.3 million and $4.2 million were outstanding on the EB-5 Notes under the EB-5 Phase II funding, respectively.-n

(Tabular data in thousands, except par value and per share data)

Working capital loans. On July 26, 2022, the Company entered into a short-term loan with Secunderabad Oils Limited in an amount not to exceed $1.88 million. On August 1, 2022, the Company entered into a short-term loan with Leo Edibles & Fats Limited in an amount not to exceed $1.27 million. The loans bears interest at 18% and are payable monthly.  The loans are repayable on demand by the lender or within one year from the date of issuance. As of September 30, 2023 and December 31, 2022, the Company had no balance under these agreements.

Secured loans. In the first quarter of 2023, the Company entered into several short-term loans with IndusInd Bank and HDFC Bank. The loans are secured by fixed deposits made by the Company. The loans bear interest at rates that range from 6% to 8%.  The loans mature between November 15, 2023 and May 3, 2024. As of September 30, 2023 and December 31, 2022, the Company had no balance, respectively, under these agreements.

Construction Loan Agreement. On October 4, 2022, the Company entered into a Construction Loan Agreement (“Loan Agreement”) with Greater Nevada Credit Union (“GNCU”). Pursuant to the Loan Agreement, the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of the Aemetis Biogas 1 LLC. The loan bears interest at a rate of 5.95% per annum and has an USDA annual renewal fee of 0.25%, with interest only payments to be paid in monthly installments, and a maturity date of December 4, 2023, at which time the entire unpaid principal amount, together with accrued and unpaid interest, is expected to be repaid from the proceeds of a term loan this is 80% USDA guaranteed and issued by GNCU pursuant to a USDA Conditional Commitment. The Loan Agreement contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2023, and annually for the term of the loan. The Loan Agreement also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of September 30, 2023 and December 31, 2022, the Company had $23.9 million and $20.2 million, respectively, outstanding and unamortized discount issuances costs of none and $0.3 million, respectively, under the Loan Agreement.

On July 28, 2023, the Company entered into a second Construction and Term Loan Agreement (“Loan Agreement 2") with Magnolia Bank, Incorporated. Pursuant to the Loan Agreement 2, the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of Aemetis Biogas 2 LLC. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the Loan include: (i) payments of interest only to be paid in monthly installments beginning August 15, 2023, (ii) payments of equal combined monthly installments of principal and interest beginning on August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB2 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2024, and annually for the term of the loan. The AB2 Loan Agreement also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of September 30, 2023 and December 31, 2022, the Company had $10.0 million and none, respectively, outstanding and unamortized discount issuances costs of  $0.8 million and none, respectively, under the Loan Agreement 2.

Financing Agreement for capital expenditures. The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase ZEBREXTM membrane dehydration equipment to conserve energy and improve operating efficiencies at the Keyes Plant. The Company also entered into a financing agreement with Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. We recorded the asset in property, plant and equipment, net and recorded the related liability of $1.7 million in short term borrowings and $4.1 million in other long-term debt, respectively as of September 30, 2023.

Scheduled debt repayments for the Company’s loan obligations by year are as follows:

Twelve Months ended September 30,	Debt Repayments
2024	$66,485
2025	182,609
2026	29,448
2027	4,266
2028	1,531
Thereafter	8,403
Total debt	292,742
Debt issuance costs	(6,208)
Total debt, net of debt issuance costs	$286,534

5. Commitments and Contingencies

Leases

We have identified assets as the corporate office, warehouse, monitoring equipment and laboratory facilities over which we have control and obtain economic benefits fully and classified these as operating leases after assessing the terms under classification guidance. We have entered into several leases for trailers and carbon units with purchase option at the end of the term. We have concluded that it is reasonably certain that we would exercise the purchase option at the end of the term, hence the leases were classified as finance leases. All of our leases have remaining term of two years to fourteen years.

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

The components of lease expense and sublease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost
Operating lease expense	$180	$159	$542	$506
Short term lease expense	89	44	131	146
Variable lease expense	26	23	70	68
Total operating lease cost	$295	$226	$743	$720

Finance lease cost
Amortization of right-of-use assets	$30	$26	$91	$115
Interest on lease liabilities	83	98	256	217
Total finance lease cost	$113	$124	$347	$332

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating cash flows used in operating leases	$169	$184	$499	$522
Operating cash flows used in finance leases	83	98	256	216
Financing cash flows used in finance leases	$83	$132	$394	$314

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating leases
Accretion of the lease liability	$81	$83	$252	$262
Amortization of right-of-use assets	100	76	291	244

The weighted average remaining lease term and weighted average discount rate as of September 30, 2023 are as follows:

Weighted Average Remaining Lease Term
Operating leases (in years)	4.5
Finance leases (in years)	13.3

Weighted Average Discount Rate
Operating leases	14.1%
Finance leases	13.2%

(Tabular data in thousands, except par value and per share data)

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$2,159	$2,449

Current portion of operating lease liability	390	338
Long term operating lease liability	1,890	2,189
Total operating lease liabilities	2,280	2,527

Finance leases
Property and equipment, at cost	$2,889	$3,045
Accumulated depreciation	(198)	(112)
Property and equipment, net	2,691	2,933

Other current liability	-	71
Other long term liabilities	2,666	2,911
Total finance lease liabilities	2,666	2,982

Maturities of operating lease liabilities were as follows:

Twelve months ended September 30,	Operating leases	Finance leases

2024	$680	$204
2025	672	176
2026	648	145
2027	641	145
2028	436	145
Thereafter	-	10,105
Total lease payments	3,077	10,920
Less imputed interest	(797)	(8,254)
Total lease liability	$2,280	$2,666

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

The components of lease income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Lease income	$230	$429	$1,182	$429

Future lease commitments to be received by the Company as of September 30, 2023 were as follows:

Twelve months ended September 30,
2024	$806
2025	729
2026	569
2027	474
2028	474
Thereafter	711
Total future lease commitments	$3,763

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

Triggering events occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of September 30, 2023, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

From inception of the agreement to date, ABGL issued 3,200,000 Series A Preferred Units on first tranche for a value of $16.0 million and also issued 2,800,000 of Series A Preferred Units on second tranche for a value of $14.0 million, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The Company identified freestanding future tranche rights and the accelerated redemption feature related to a change in control provision as derivatives that required bifurcation. These derivative features were assessed to have minimal value as of September 30, 2023 and December 31, 2022 based on the evaluation of the other conditions included in the agreement.

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

On May 31, 2023, ABGL entered into the Third Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Third Amendment") providing: (i) a waiver to ABGL for not redeeming all Series A Preferred Units by May 31, 2023 and (ii) the right by ABGL to redeem all of the outstanding Series A Preferred Units by August 31, 2023, for an aggregate redemption price of $135 million. The PUPA Third Amendment further provides that failure to redeem the Series A Preferred Units by the redemption date, ABGL is required to enter into a credit agreement with Protair and Third Eye Capital effective, as of September 1, 2023 and maturing on August 31, 2024, in substantially the form attached to the PUPA Third Amendment. We determined that Third Eye Capital provided a concession to redeem the preferred shares at lower effective borrowing rate than the credit agreement interest rate or prior amendment rate. In accordance with the provisions of ASC 470-60 Troubled Debt Restructuring, we applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting In addition, given that the Company could turn the agreement into a credit agreement, the Company is accreting these tranches from a carrying value at May 31, 2023 of $127.2 million to $171.7 million over the fifteen months ending August 31, 2024. Hence, the preferred redemption balance is classified as long term liability as of September 30, 2023.

On  November 8, 2023, ABGL entered into a Fourth Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Fourth Amendment") with Third Eye Capital Corporation and Protair-X Americas, Inc. providing for: (i) extending the deadline to redeem Series A Preferred Units from  August 31, 2023 to December 31, 2023 and (ii) setting the price to redeem all outstanding Series A Preferred Units at $102.5 million plus a closing fee of $5,500,000, payable to or at the direction of Protair-X Americas, Inc. The PUPA Fourth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by December 31, 2023, ABGL will enter into a credit agreement with Third Eye Capital Corporation and Protair-X Americas, Inc. effective as of January 1, 2024, in substantially the form attached to the PUPA Fourth Amendment. The PUPA Fourth Amendment is attached to this Form 10-Q as Exhibit 10.1.  We will evaluate the terms of the PUPA Fourth Amendment in accordance with ASC 470.

The Company recorded Series A Preferred Unit liabilities, net of debt discounts pursuant to these agreements, classified as long-term Series A Preferred Units, of $137.8 million and $116.0 million as of September 30, 2023 and December 31, 2022, respectively.

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company's ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets, before intercompany eliminations, of ABGL as of September 30, 2023 were $141.4 million which serve as collateral for the Series A Preferred Units. The Series A Preferred Units are not collateralized by any other assets or guarantees from Aemetis or its subsidiaries.

7. Stock-Based Compensation

2019 Stock Plan

The Aemetis Amended and Restated 2019 Stock Plan (the “2019 Stock Plan”) allows the Company to grant Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other stock or cash awards as the Company’s Board may determine in its discretion.  Option grants made under the Second Amended and Restated 2007 Stock  Plan prior to the adoption of the 2019 Stock Plan remain in place according to their terms.  The number of shares authorized for issuance under the 2019 Stock Plan increases on January 1 of each year according to the terms of the plan.  In addition, shares associated with stock options that expire or are forfeited without being exercised become available again for issuance.

(Tabular data in thousands, except par value and per share data)

The following table summarizes activity under the 2019 Stock Plan and prior plan during the nine-month period ending September 30, 2023:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2022	65 *	4,694	$4.63
Authorized	1,644	-	-
Options Granted	(1,278)	1,278	3.60
RSAs Granted	(244)	-	-
Exercised	-	(141)	1.63
Forfeited/expired	221	(221)	5.58
Balance as of September 30, 2023	408	5,610	$4.43

The number of outstanding option shares as of September 30, 2023, includes 3.8 million shares that are vested.

*The 2015 Employment Inducement Stock Plan (the “2015 Inducement Plan”) authorizes issuance of options for 100 thousand shares of common stock to new employees, which are not included in the above table.  As of September 30, 2023, there are no option grants outstanding under the 2015 Inducement Plan.

Valuation and Expense Recorded for Stock Option Issuances

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

The weighted average fair value calculations for the options granted during the nine months ended 2023 and 2022 are based on the following assumptions:

	For the nine months ended September 30,
Description	2023	2022
Dividend-yield	-	-
Risk-free interest rate	3.86%	2.03%
Expected volatility	124.62%	117.21%
Expected life (years)	7.00	7.00
Market value per share on grant date	$3.60	$10.97
Fair value per option on grant date	$3.29	$9.71

During the nine months ended September 30, 2023 and 2022, the Company granted 243,850 and 60,300 restricted stock awards, respectively, with a fair value on date of grant of $3.60 and $13.75, respectively, per share.

(Tabular data in thousands, except par value and per share data)

As of  September 30, 2023, the Company had $8.9 million of total unrecognized compensation expense for option issuance, which the Company will amortize over the remaining vesting period for each applicable grant, which has a weighted average of 1.7 as of September 30, 2023.

8. Warrants

During the three months ending September 30, 2023, the Company granted warrants to subordinated lenders in connection with debt extensions.  The warrants were exercisable for 113,000 shares of the Company's common stock at an exercise price of $.01 per share with a two-year term.  These warrants were also exercised during the three months ending September 30, 2023.

The weighted average fair value calculations for issued warrants are based on the following weighted average factors:

	For the nine months ended September 30,
Description	2023	2022
Dividend-yield	-%	-%
Risk-free interest rate	3.80%	1.75%
Expected volatility	117.60%	151.41%
Expected life (years)	4.63	3.52
Exercise price per warrant	$1.18	$10.47
Market value per share on grant date	$4.11	$11.29
Fair value per warrant on grant date	$3.97	$9.68

The following table summarizes warrant activity during the nine months ending September 30, 2023:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2022	355	$15.92	7.48
Granted	486	1.18
Exercised	(336)	0.83
Outstanding September 30, 2023	505	$11.78	6.15

The warrants outstanding as of September 30, 2023 are vested and exercisable as of September 30,2023. As of September 30, 2023 and 2022, the Company had no unrecognized compensation expense related to warrants, respectively.

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

As of September 30, 2023 and December 31, 2022, Aemetis made prepayments to J.D. Heiskell of none and $2.4 million, respectively.

(Tabular data in thousands, except par value and per share data)

The J.D. Heiskell sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three and nine months ended September 30, 2023 and 2022 were as follows:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2023	2022	2023	2022
Ethanol Sales	$36,375	$-	$45,388	$-
Wet distiller's grains sales	9,427	13,003	11,980	39,669
Corn oil sales	1,487	2,917	1,613	8,067
CDS Sales	9	-	62	-
Corn purchases	37,030	53,063	48,029	151,425
Accounts receivable	1,008	106	1,008	106
Accounts Payable	759	540	759	540
Working Capital	13	-	13	-

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

Accounts receivable associated with our marketing partners was none and $0.6 million as of September 30, 2023 and December 31, 2022.

For the three months ended September 30, 2023 and 2022, the Company expensed marketing costs of $0.8 million and $0.8 million, respectively, and for the nine months ended September 30, 2023 and 2022, the Company expensed marketing costs of$0.7 million and $2.2 million, respectively, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement. These marketing costs are presented as part of Selling, General, and Administration expense.

Supply Trade Agreement. On July 1, 2022, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with a supply of feedstock up to a credit limit of $12.7 million. If the Company fails to pay the invoice within the ten-day credit period, the outstanding amount will bear interest at 12%.  The term of the agreement is for one year. Either party can terminate the agreement by giving notice one month notice in writing. As of September 30, 2023 and December 31, 2022, the Company had accounts payable of $0.5 million and no outstanding balance, respectively, under this agreement.

As of September 30, 2023 and 2022, the Company has no forward sales commitments.

10. Segment Information

Aemetis recognizes three reportable segments: “California Ethanol”, “California Dairy Renewable Natural Gas”, and “India Biodiesel.”

The “California Ethanol” reportable segment includes the Company’s 65 million gallon per year Keyes Plant, and the adjacent land leased for the production of CO₂.

The “California Dairy Renewable Natural Gas” reportable segment includes dairy digesters, biogas pipeline, gas conditioning unit for the production of renewable natural gas, and interconnection facility to PG&E’s pipeline.

The “India Biodiesel” reportable segment includes the Company’s 50 million gallon per year nameplate capacity biodiesel manufacturing Kakinada Plant and the administrative offices in Hyderabad, India. The Company’s biodiesel is marketed and sold primarily to customers in India through brokers and by the Company directly.

The Company has additional operating segments that were determined not to be reportable segments, including the development of the Carbon Zero facility in Riverbank, and development of Carbon Capture and Sequestration projects in California.  Additionally, the corporate offices, Riverbank Industrial Complex, Goodland Plant in Kansas, and the research and development facility in Minnesota are included in the “All Other” category.

(Tabular data in thousands, except par value and per share data)

Summarized financial information by reportable segment for the three months ended September 30, 2023 and 2022 follows:

	For the three months ended September 30, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues	$47,439	$1,107	$20,144	$-	$68,690
Gross profit (loss)	(1,473)	(807)	2,772	-	492

Interest expense including amortization of debt fees	6,729	620	19	2,814	10,182
Accretion and other expenses of Series A preferred units	-	7,739	-	-	7,739
Capital expenditures	1,363	6,819	372	233	8,787
Depreciation	960	598	158	31	1,747

	For the three months ended September 30, 2022
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$60,908	$-	$10,923	$-	$71,831
Intersegment revenues	-	308	-	-	308
Gross profit (loss)	(3,763)	(179)	2,841	(3)	(1,104)

Interest expense including amortization of debt fees	4,744	7	69	2,275	7,095
Accretion and other expenses of Series A preferred units	-	2,774	-	-	2,774
Capital expenditures	210	3,626	-	2,577	6,413
Depreciation	1,023	156	161	38	1,378

A reconciliation of reportable segment revenues to total consolidated revenue for the three months ended September 30, 2023 and 2022 follows:

	2023	2022
Total revenues for reportable segments	$68,690	$72,139
Elimination of intersegment revenues	-	(308)
Total consolidated revenues	$68,690	$71,831

Summarized financial information by reportable segment for the nine months ended September 30, 2023 and 2022 follows:

	For the nine months ended September 30, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues	$59,246	$1,523	$55,184	$-	$115,953
Gross profit (loss)	(3,807)	(2,644)	7,604	-	1,153

Interest expense including amortization of debt fees	18,499	1,841	313	8,205	28,858
Accretion and other expenses of Series A preferred units	-	20,188	-	-	20,188
Capital expenditures	2,423	14,622	523	1,027	18,595
Depreciation	3,029	1,578	470	131	5,208

	For the nine months ended September 30, 2022
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$178,840	$-	$10,941	$-	$189,781
Intersegment revenues	-	940	-	-	940
Gross profit (loss)	(6,795)	(454)	2,859	(13)	(4,403)

Interest expense including amortization of debt fees	15,258	12	69	4,679	20,018
Accretion and other expenses of Series A preferred units	-	5,920	-	-	5,920
Capital expenditures	7,379	15,771	136	5,645	28,931
Depreciation	3,011	456	493	79	4,039

A reconciliation of reportable segment revenues to total consolidated revenue for the nine months ended September 30, 2023 and 2022 follows:

	2023	2022
Total revenues for reportable segments	$115,953	$190,721
Elimination of intersegment revenues	-	(940)
Total consolidated revenues	$115,953	$189,781

(Tabular data in thousands, except par value and per share data)

Total assets by reportable segments as of  September 30, 2023 and December 31, 2022 follows:

	September 30, 2023	December 31, 2022
California Ethanol	$65,968	$66,794
California Dairy Renewable Natural Gas	138,597	77,714
India Biodiesel	23,576	16,120
All other	49,298	46,486
Total consolidated assets	$277,439	$207,114

California Ethanol: The Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all WDG and corn oil the Company produces to J.D. Heiskell. Sales of ethanol to one customer accounted for 99.7% of the Company’s California Ethanol segment revenues for the three months ended September 30, 2023. Sales of ethanol, WDG, and corn oil to two customers accounted for 73% and 26% of the Company’s California Ethanol segment revenues for the three months ended September 30, 2022. Sales of ethanol, WDG, corn oil to one customer accounted for 99.7% of the Company’s California Ethanol segment revenues for the nine months ended September 30, 2023. Sales of ethanol, WDG, and corn oil to two customers accounted for 73% and 27% of the Company’s California Ethanol segment revenues for the nine months ended  September 30, 2022.

California Dairy Renewable Natural Gas: Our California Dairy Renewable Natural Gas segment revenues during the three and nine months ended September 30, 2023 were from sales of biogas to one customer and sales of D3 RINs to a separate customer. For the three and nine months ended September 30, 2022, all sales were from sale of biogas to the Keyes Plant as fuel in boilers, which allowed qualification of carbon credits for the ethanol produced in the Keyes Plant.

India Biodiesel: Three biodiesel customers accounted for 42%, 35%, and 19% of the Company’s consolidated India segment revenues for the three months ended September 30, 2023. Three biodiesel customers accounted for 43%, 28% and 24% of the Company’s consolidated India segment revenues for the nine months ended September 30, 2023. Three biodiesel customers accounted for 52%, 23%, and 22% of the Company’s consolidated India segment revenues for the three and nine months ended September 30, 2023.

11. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.4 million in connection with employment agreements and expense reimbursements previously accrued as salaries expense and accrued liabilities. The Company previously prepaid $0.2 million to Redwood Capital, a company controlled by Eric McAfee, for the Company’s use of flight time on a corporate jet. As of September 30, 2023, $0.1 million remained as a prepaid expense.

In the first quarter of 2023, the Audit Committee of the Company approved a one-time guarantee fee of $0.4 million to McAfee Capital in connection with McAfee Capital’s guarantees of the Company’s indebtedness with Third Eye Capital. As of September 30, 2023, the outstanding balance is $0.2 million.

The Company owes various members of the Board amounts totaling $0.4 million and $0.3 million as of September 30, 2023 and December 31, 2022, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended September 30, 2023 and 2022, the Company expensed $0.1 million respectively, in connection with board compensation fees. For the nine months ended September 30, 2023 and 2022, the Company expensed $0.3 million respectively, in connection with board compensation fees.

12. Subsequent Events

On October 6, 2023, the Company received the $55.2 million due to it from the sale of Investment Tax Credits.  On October 16, 2023, the Company paid $50.2 million of these funds to Third Eye Capital as payments against existing debt obligations, including $8.6 million repayment for the Revolving Credit facility under the July 2012 Note Purchase Agreement, $11.6 million repayment on the GAFI Credit Agreement, and $30.0 million repayment on the Series A Preferred Unit Purchase Agreement.  In conjunction with the payment, the Company’s available credit on the GAFI loan has been raised to $37.5 million.

On  November 8, 2023, ABGL entered into a Fourth Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Fourth Amendment") with Third Eye Capital Corporation and Protair-X Americas, Inc. providing for: (i) extending the deadline to redeem Series A Preferred Units from  August 31, 2023 to December 31, 2023 and (ii) setting the price to redeem all outstanding Series A Preferred Units at $102.5 million plus a closing fee of $5,500,000, payable to or at the direction of Protair-X Americas, Inc. The PUPA Fourth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by December 31, 2023, ABGL will enter into a credit agreement with Third Eye Capital Corporation and Protair-X Americas, Inc. effective as of January 1, 2024, in substantially the form attached to the PUPA Fourth Amendment.  The PUPA Fourth Amendment is attached to this Form 10-Q as Exhibit 10.1.  We will evaluate the terms of the PUPA Fourth Amendment in accordance with ASC 470.

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

(Tabular data in thousands, except par value and per share data)

For Aemetis Biogas we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the carbon credits available in California. Funding for continued construction is based upon obtaining government guaranteed loans and executing on existing and new state grant programs.

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

For the Riverbank project, we plan to continue project development and raise the funds necessary to construct and operate the Carbon Zero plant in Riverbank, California to produce renewable diesel and sustainable aviation fuel for transportation use as well as generate federal and state carbon credits available for the production and sale of low carbon fuels.

For all facilities in the United States, we plan to utilize the provision of the Inflation Reduction Act of 2022 by qualifying for tax credits in the form of an Investment Tax Credits, Production Tax Credits, and other credits, and to monetize the credits using the provisions of this congressional act.

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

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

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

Overview

Founded in 2006 and headquartered in Cupertino, California, Aemetis is an international renewable natural gas and renewable fuels company focused on the acquisition, development and commercialization of innovative low and negative carbon intensity products and technologies that replace traditional petroleum-based products. Our mission is to generate sustainable and innovative renewable fuel solutions that benefit communities and restore our environment. We do this by building a local circular bioeconomy utilizing agricultural and waste to produce low and negative carbon, advanced renewable fuels that reduce greenhouse gas (“GHG”) emissions by replacing traditional petroleum-based products.

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), Carbon Dioxide (“CO2”) and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to more than 80 local dairies and feedlots, with CO₂ sold to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives focused on significantly lowering the carbon intensity of our ethanol, primarily by decreasing use of natural gas at the Keyes plant. These energy efficiency projects include high efficiency heat exchangers; a two-megawatt solar microgrid with battery storage; an Allen Bradley Decision Control System (DCS) to manage and optimize energy use and other plant operations; and a Mechanical Vapor Recompression (MVR) system to reuse steam. These projects are expected to reduce natural gas use by converting key processes to use electricity rather than natural gas and by using low-carbon-intensity hydroelectric electricity or electricity produced onsite from solar panels. This will reduce GHG emissions and decrease the carbon intensity (CI) of fuel produced at the Keyes Plant.  The lower CI of ethanol produced at the Keyes Plant will allow us to realize a higher price for the ethanol produced and sold at the Keyes Plant. During the last two weeks of December 2022, we undertook an extended maintenance cycle and accelerated the implementation of the ethanol plant energy efficiency upgrades noted above. Our decision was partly driven by the high natural gas prices in California during the period. Furthermore, after monitoring natural gas pricing and margin profitability, we decided to extend the maintenance cycle into the second quarter of 2023. With natural gas pricing in a reasonable range and the maintenance turn-around complete, we restarted the plant in the second quarter of 2023.

Our California Dairy Renewable Natural gas segment built, operates, and is actively expanding a network of anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed); transports biogas by pipeline to an upgrading up located at the Keyes Plant site; converts the biogas to Renewable Natural Gas (“RNG”); and delivers the RNG to customers through the PG&E natural gas pipeline.

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

Our All Other segment consists of: the development of our Carbon Zero biofuels production plant to produce renewable diesel and sustainable aviation fuel; the development of our Carbon Capture and Sequestration compression system and injection wells; operation of the Riverbank Industrial Complex; a research and development facility in Minneapolis, Minnesota; and our corporate offices in Cupertino, California.

(Tabular data in thousands, except par value and per share data)

Our Carbon Zero biofuels production plant is designed to produce low carbon intensity sustainable aviation fuel (“SAF”) and renewable diesel fuel (“RD”) using low carbon hydroelectric electricity, renewable hydrogen and non-edible renewable oils sourced from existing Aemetis biofuels plants and other sources. Our first Carbon Zero plant is scheduled to be built in Riverbank, California at the 125-acre former Riverbank Army ammunition plant.  The Riverbank plant is expected to utilize zero carbon hydroelectric power to produce 90 million gallons per year of SAF and RD. The plant is expected to supply the aviation and truck markets with low carbon renewable fuels to reduce GHG emissions and other pollutants associated with conventional petroleum-based fuels. By producing low carbon renewable fuels, the Company will generate Renewable Identification Numbers (“RINs”) under the federal Renewable Fuel Standard (“RFS”), generate California Low Carbon Fuel Standard (“LCFS”) credits, and produce Inflation Reduction Act tax credits.

Our Carbon Capture subsidiary was established to build Carbon Capture and Sequestration (“CCS”) projects that generate LCFS and IRS 45Q tax credits by compressing and injecting CO₂ into deep wells that are monitored to ensure the long-term sequestration of carbon underground. California’s Central Valley has been identified as one of the world’s most favorable regions for large-scale CO₂ injection projects due to the subsurface geologic formation that absorbs and retains CO₂ gas. The two initial Aemetis CCS injection projects are expected to capture and sequester more than two million metric tons per year of CO₂ at the Aemetis biofuels plant sites in Keyes and Riverbank, California. In July 2022, Aemetis purchased 24 acres located at the Riverbank Industrial Complex site in Riverbank, California to develop a CCS injection well with more than 1 million metric tons per year of CO₂ sequestration capacity. We plan to construct a characterization well at each site to characterize the geology to provide information for permitting and planning the projects.

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

California Ethanol Revenue

Revenue generation for our California Ethanol segment relies upon supplying ethanol into the transportation fuel market in California and supplying feed products to dairy and other animal feed operations in California. We are actively implementing plans that will bring higher value for our fuel ethanol in an effort to improve our overall margins and to add incremental income to the California Ethanol segment, including, the implementation of the Solar Microgrid System, the installation of mechanical vapor recompression, and other energy efficiency technologies. The energy efficiency upgrades to the Keyes Plant will result in higher LCFS value through the reduction of the carbon intensity of the fuel ethanol produced at the plant.

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

California Dairy Renewable Natural Gas Revenue

Since December 2018, we have utilized our relationships with California’s Central Valley dairy farmers by signing leases and raising funds to construct dairy digesters, a 40-mile pipeline, and a biogas-to-RNG upgrading facility that delivers RNG to a utility gas pipeline. We are currently producing RNG from seven digesters connected by our pipeline and have five additional dairy digesters under construction. We have a total of approximately 34 agreements with dairies to construct dairy digesters. Our revenue development strategy for the Dairy Renewable Natural Gas segment relies upon continuing to collect bio-methane gas from the existing dairy digesters, continuing to build out the network of dairy digesters, extending the pipeline to grow the supply of RNG available for sale, and utilizing the biogas-to-RNG upgrade unit to distribute utility-grade RNG to customers statewide.

Inflation Reduction Act of 2022

For all facilities in the United States, we plan to continue to use the provisions of the Inflation Reduction Act of 2022 by qualifying for renewable energy credits in the form of an Investment Tax Credits, Production Tax Credit, and other credits, and to monetize the credits using the provisions of this congressional act.

India Biodiesel Revenue

Our revenue strategy in India is based on continuing to sell biodiesel to our bulk fuel customers, fuel station customers, mining customers, industrial customers and tender offers placed by Government-owned Oil Marketing Companies (“OMCs”) for bulk purchases of fuels. During the first quarter, the government of India updated the national biofuels policy and adopted a new tax on diesel fuel to promote biodiesel blending.  As a result, the OMCs are pricing the tenders at economically viable levels, allowing for biodiesel producers in India to begin production.

During the third quarter of 2023, we fulfilled an OMC tender offer for 17,066 metric tons of which 1596 metric tons of biodiesel revenue was in transit as of September 30, 2023 and would be recognized as revenue during the fourth quarter.

(Tabular data in thousands, except par value and per share data)

Results of Operations

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, renewable natural gas for our Dairy Renewable Natural Gas segment, and biodiesel for our India Biodiesel segment.

	2023	2022	Inc/(dec)	% change
California Ethanol	$47,439	$60,908	$(13,469)	(22.1)%
California Dairy Renewable Natural Gas	1,107	308	799	259.4%
India Biodiesel	20,144	10,923	9,221	84.4%
Eliminations	-	(308)	308	(100.0)%
Total	$68,690	$71,831	$(3,141)	(4.4)%

California Ethanol. For the three months ended September 30, 2023, the Company sold 13.8 million gallons of ethanol at an average price of $2.64 per gallon and 98 thousand tons of WDG at a price of $96 per ton. For the three months ended September 30, 2022, the Company sold 15.7 gallons of ethanol at an average price of $2.85 per gallon and 102 thousand tons of WDG at a price of $127 per ton. The decrease in revenue was attributable to decrease in sales volume by 12% coupled with decrease in average price by 7%.

California Dairy Renewable Natural Gas. During the three months ended September 30, 2023, we produced and sold 66.6 thousand MMBtu of renewable natural gas to an external party, at an average price of $2.13 per MMBtu and we also sold 271 thousand D3 RINs at average price of $2.97 per RIN. During the three months ended September 30, 2022, we produced 16.8 thousand MMBtus of dairy biogas that we used at the Keyes plant.

India Biodiesel.  For the three months ended September 30, 2023, we generated 96% of our revenues from the sale of biodiesel, and 4% of our sales from other sales compared to 99% of our sales from biodiesel, and 1% of our sale from other sales for the three months ended September 30, 2022. The increase in revenues was primarily attributable to obtaining the tender offers from India's Oil Market Companies, making the production of biodiesel commercially viable for the Company. Biodiesel sales volume increased to 15.5 thousand metric tons in the three months ended September 30, 2023 compared to 7.0 thousand metric tons in the three months ended September 30, 2022 while price per ton decreased by 27%.

(Tabular data in thousands, except par value and per share data)

Cost of Goods Sold

	2023	2022	Inc/(dec)	% change
California Ethanol	$48,912	$64,671	$(15,759)	(24.4)%
California Dairy Renewable Natural Gas	1,914	487	1,427	293.0%
India Biodiesel	17,372	8,082	9,290	114.9%
All other	-	3	(3)	(100.0)%
Eliminations	-	(308)	308	(100.0)%
Total	$68,198	$72,935	$(4,737)	(6.5)%

California Ethanol. For the three months ended September 30, 2023, we ground 5.0 million bushels of corn at $7.48 per bushel and incurred $1.9 million in chemicals and denaturant costs, $2.2 million in natural gas costs, and $2.2 million in transportation costs. For the three months ended September 30, 2022, we ground 5.5 million bushels of corn at $9.59 per bushel and incurred $1.7 million in chemicals and denaturant costs, $3.8 million in natural gas costs, and $2.5 million in transportation costs.

California Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, and depreciation. Cost of Goods Sold increased with seven operating dairies as of September 30, 2023, compared to two operating dairies in the three months ended September 30, 2022.

India Biodiesel. The increase in costs of goods sold was attributable to the increase in production of biodiesel. In the three months ended September 30, 2023 we consumed 15.6 thousand metric tons of feedstock, compared to 9.4 thousand metric tons of feedstock in the same period in 2022. During the three months ended September 30, 2023 the average price of biodiesel feedstock was $752 per metric ton compared to $889 per metric ton in the same period as in 2022.

Gross profit (loss)

	2023	2022	Inc/(dec)	% change
California Ethanol	$(1,473)	$(3,763)	$2,290	(60.9)%
California Dairy Renewable Natural Gas	(807)	(179)	(628)	350.8%
India Biodiesel	2,772	2,841	(69)	(2.4)%
All other	-	(3)	3	(100.0)%
Total	$492	$(1,104)	$1,596	(144.6)%

California Ethanol. The decrease in gross loss was attributable to lower corn prices and natural gas prices in 2023 compared to higher corn prices and natural gas prices in the 2022.

California Dairy Renewable Natural Gas. The increase in gross loss in the three months ended September 30, 2023 relates to an increase in manure and maintenance costs associated with having seven dairies producing biogas, compared to two dairies in the same period ended September 30, 2022.

India Biodiesel. The slight decrease in gross profit was attributable to decrease in the average sales price of biodiesel by 27% and refined glycerin by 33% offset by decrease of feedstock price by 15%.

Operating (income)/expense and non-operating (income)/expense

Substantially all of our research and development expenses were related to research and development activities in Minnesota.

Selling, general, and administrative (“SG&A”) expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facilities expenses. Also included was of sublease rental income which was included as an offset to the SG&A expenses.

(Tabular data in thousands, except par value and per share data)

Other expense (income) expense consists primarily of interest and amortization expense attributable to our debt facilities and accretion of Series A preferred units. The debt facilities sometimes include stock or warrants issued as fees. The fair value of stock and warrants are amortized as amortization expense, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense.

	2023	2022	Inc/(dec)	% change
Research and development expenses	$36	$52	$(16)	(30.8)%
Selling, general and administrative expenses	8,985	6,439	2,546	39.5%

Other expense (income):
Interest expense
Interest rate expense	$8,749	$5,456	$3,293	60.4%
Debt related fees and amortization expense	1,433	1,633	(200)	(12.2)%
Accretion and other expenses of Series A preferred units	7,739	2,774	4,965	179.0%
Gain on debt extinguishment	-	49,386	(49,386)	(100.0)%
Other (income) expense	(1,853)	(2)	(1,851)	92550.0%

The increase in SG&A expenses for the three months ended September 30, 2023 was due to increases in (i) stock compensation, salaries and wages of $0.4 million, (ii) professional fees of $1.8 million and (iii) miscellaneous expense of $0.6 million due to reclassifying cost of goods sold depreciation, maintenance costs and plant services to SG&A during the extended maintenance cycle and the accelerated implementation of several important ethanol plant energy efficiency upgrades to the Keyes Plant.

Interest expense increased in the three months ended September 30, 2023 due to Construction Loan debt, additional borrowings under the Revolving Loans and Revolving Credit Facilities, and the impact of rising interest rates on our variable interest rate debt compared to the same period in the prior year. The increase in accretion and other expenses of the Series A Preferred Units was due to provisions of the PUPA Amendments.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

Revenues

	2023	2022	Inc/(dec)	% change
California Ethanol	$59,246	$178,840	$(119,594)	(66.9)%
California Dairy Renewable Natural Gas	1,523	940	583	62.0%
India Biodiesel	55,184	10,941	44,243	404.4%
All other	-	-	-	0.0%
Eliminations	-	(940)	940	(100.0)%
Total	$115,953	$189,781	$(73,828)	(38.9)%

California Ethanol. For the nine months ended September 30, 2023, the Company sold 16.7 million gallons of ethanol at a price of $2.72 per gallon and 122 thousand tons of WDG at a price of $98 per ton. The decrease in revenues was due to an extended maintenance cycle and accelerated the implementation of several important ethanol plant energy efficiency upgrades to the Keyes Plant during the first five months of 2023 coupled with decrease in average price of ethanol by 5% and WDG by 24%.

California Dairy Renewable Natural Gas. During the nine months ended September 30, 2023, we produced and sold 142 thousand MMBtu of physical molecules to an external party, at an average price of $5.06 per MMBtu. Also, we started selling D3 RINs during the quarter and we sold 271 thousand D3 RINS at an average price of $2.97 per RIN.  During the nine months ended September 30, 2022, we produced and sold dairy biogas of $940 thousand to an intercompany party.

India Biodiesel.  For the nine months ended September 30, 2023, we generated 97% of our revenues from the sale of biodiesel, and 3% of our sales from other sales compared to 100% of our sales from other sales for the nine months ended September 30, 2022.  The increase in revenues was primarily attributable to receiving the tender offer from the India Oil Marketing Companies, which made the production of biodiesel commercially viable for the Company. Biodiesel sales volume increased to 43.7 thousand metric tons in the nine months ended September 30, 2023 compared to 7.0 thousand metric tons in the nine months ended September 30, 2022, while price per ton decreased to $1,219 per metric ton from $1,550 per metric ton.

(Tabular data in thousands, except par value and per share data)

Cost of Goods Sold

	2023	2022	Inc/(dec)	% change
California Ethanol	$63,053	$185,635	$(122,582)	(66.0)%
California Dairy Renewable Natural Gas	4,167	1,394	2,773	198.9%
India Biodiesel	47,580	8,082	39,498	100.0%
All other	-	13	(13)	(100.0)%
Eliminations	-	(940)	940	(100.0)%
Total	$114,800	$194,184	$(79,384)	(40.9)%

California Ethanol. For the nine months ended September 30, 2023, we ground 6.4 million bushels of corn at $7.34 per bushel. This decrease from the same period in 2022 was due to an extended maintenance period at the Keyes Plant. As a result of the Keyes Plant shutdown, our corn costs decreased by $105.0 million, natural gas costs decreased by $8.0 million, chemical and denaturant costs decreased by $2.5 million, and transportation costs decreased by $3.9 million compared to the same period in 2022.

California Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, and depreciation. Cost of goods sold will continue to increase as we expand the business.

India Biodiesel. The increase in costs of goods sold was attributable to increased production. In the nine months ended September 30, 2023 biodiesel feedstock volume was 43.7 thousand metric tons, compared to 9.4 thousand metric tons in the same period as in 2022. During the nine months ended September 30, 2023 the average price of biodiesel feedstock was $797 per metric ton compared to $889 per metric ton in the same period as in 2022.

Gross profit (loss)

	2023	2022	Inc/(dec)	% change
California Ethanol	$(3,807)	$(6,795)	$2,988	(44.0)%
California Dairy Renewable Natural Gas	(2,644)	(454)	(2,190)	482.4%
India Biodiesel	7,604	2,859	4,745	166.0%
All other	-	(13)	13	(100.0)%
Total	$1,153	$(4,403)	$5,556	(126.2)%

California Ethanol. The decrease in gross loss was attributable to an extended maintenance cycle for first five months of 2023 coupled with decrease in corn price by 23% and natural gas prices by 52%.

California Dairy Renewable Natural Gas. The increase in gross loss in the nine months ended September 30, 2023 relates to an increase in manure and maintenance costs associated with having seven dairies producing biogas, compared to two dairies in the same period ended September 30, 2022.

India Biodiesel. The increase in gross profit was attributable to the increase in production and sales of biodiesel to meet the government of India's tender offer as the tender offer was received at the start of the first quarter.

(Tabular data in thousands, except par value and per share data)

Operating (income)/expense and non-operating (income)/expense

	2023	2022	Inc/(dec)	% change
Research and development expenses	$115	$139	$(24)	(17.3)%
Selling, general and administrative expenses	29,480	21,166	8,314	39.3%
Other expense (income):
Interest expense
Interest rate expense	$24,126	$14,819	$9,307	62.8%
Debt related fees and amortization expense	4,732	5,199	(467)	(9.0)%
Accretion and other expenses of Series A preferred units	20,188	5,920	14,268	241.0%
Loss on debt extinguishment	-	49,386	(49,386)	(100.0)%
Gain on litigation	-	(1,400)	1,400	(100.0)%
Other expense (income)	(2,020)	(14,297)	12,277	(85.9)%

The increase in SG&A expenses for the nine months ended September 30, 2023 was due to increases in (i) stock compensation, salaries and wages of $2.8 million due to issuing a grant of RSAs, (ii) Depreciation and Amortization of $1.7 million due to reclassifying cost of goods sold depreciation to SG&A depreciation, (iii) Taxes, Insurances, Rent and Utilities increase of $1.1 million, (iv) supplies, other services and professional fees of $2.3 million  and (v) Miscellaneous expense increase of $1.8 million as we reclassified cost of goods sold to SG&A as we were not operating the Keyes Plant until the end of May.

Interest expense increased in the nine months ended September 30, 2023 additional Construction Loan debt, additional borrowings under the Revolving Loans and Revolving Credit Facilities, and the impact of rising interest rates on our variable interest rate debt compared to the same period in the prior year. The increase in accretion and other expenses of the Series A Preferred Units was due to provisions of the recent PUPA Amendments.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were$3.9 million at September 30, 2023, of which $0.8 million was held in North America and the rest was held at our Indian subsidiary. Our current ratio at September 30, 2023 was 0.21 which stayed same as at December 31, 2022. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$3,899	$4,313
Current assets (including cash, cash equivalents, and deposits)	78,491	18,136
Current and long-term liabilities (excluding all debt)	190,897	162,728
Current & long-term debt	286,534	246,240

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

We operate in a volatile market in which we have limited control over the major components of input costs and product revenues and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil, natural gas federal RINs and LCFS credits. To the extent that we experience periods in which the spread between ethanol prices, and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we may require additional working capital to fund operations.

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

For the Keyes Plant, we restarted the plant during the second quarter after completing an extended maintenance cycle and accelerating the implementation of several important ethanol plant energy efficiency upgrades. We plan to operate the plant and continue to improve its financial performance by completing the existing upgrades and adopting new technologies and process changes that allow for energy efficiency, cost reduction or revenue enhancements, as well as, executing upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon demands and overall margin improvement.

(Tabular data in thousands, except par value and per share data)

For Aemetis Biogas, we plan to operate the biogas digesters to capture and monetize biogas as well as continue to build new dairy digesters and extend the existing pipeline in order to capture the carbon credits available in California. Funding for continued construction is based upon obtaining government guaranteed loans and executing on existing and new state grant programs.

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

For the Riverbank project, we plan to continue project development and raise the funds necessary to construct and operate the Carbon Zero plant in Riverbank, California to produce renewable diesel and sustainable aviation fuel for transportation use as well as generate federal and state carbon credits available for the production and sale of low carbon fuels.

For all facilities in the United States, we plan to utilize the provision of the Inflation Reduction Act of 2022 by qualifying for tax credits in the form of an Investment Tax Credits, Production Tax Credits, and other credits, and to monetize the credits using the provisions of this congressional act.

In addition to the above we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling bonds in the taxable and tax-exempt markets, selling equity through the ATM and otherwise, selling the current EB-5 Phase II offering, and by vendor financing arrangements.

At September 30, 2023, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $182 million. The maturity dates for the Third Eye Capital financing arrangements are August 31, 2023, for $11.5 million which was paid off subsequently, April 1, 2025, for $125.8 million, March 1, 2025, for $25.0 million and March 1, 2026, for $24.9 million.

As of the date of this report, the Company has $50.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes with a maturity date April 1, 2024.

(Tabular data in thousands, except par value and per share data)

Change in Working Capital and Cash Flows

The following table (in thousands) describes the changes in current and long-term debt during the nine months ended September 30, 2023:

Increases to debt:
Accrued interest	$24,619
Maturity date extension fee and other fees added to senior debt	2,330
Sub debt extension fees	680
Revolving Notes Series B draw	800
Fuels Revolving Line draw	6,598
Construction Loan draw	13,598
Working capital loan draw	22,427
Total increases to debt		$71,052
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(5,445)
Principal and interest payments to EB-5 investors	(148)
Change in debt issuance costs, net of amortization	(1,254)
Term loan payments	(7)
Construction Loan Payments	(1,228)
Working capital loan payments	(22,676)
Total decreases to debt		$(30,758)
Change in total debt		$40,294

Working capital changes resulted in (i) a $3.5 million increase in inventories due to the Keyes Plant restarting operations and built up of inventory for production for winter months in India (ii) a $3.3 million increase in accounts receivable due to UBPL fulfilling a government tender in the third quarter of 2023, and (iii) a slight increase in other current assets of $0.2 million due to receipt of the restricted cash from the Construction loan. This was partially offset by (i) a $1.4 million decrease in prepaid expenses mainly due to the use of a J.D. Heiskell pre-payment, and (iii) a $0.4 million decrease in cash.

Net cash used in operating activities during the nine months ended September 30, 2023, was $19.2 million, consisting of non-cash charges of $36.7 million, net cash used by operating assets and liabilities of $34.8 million, and net loss of $21.0 million. The non-cash charges consisted of: (i) $4.8 million in amortization of debt issuance costs and other intangible assets, (ii) $5.2 million in depreciation expenses, (iii) $6.2 million in stock-based compensation expense and a warrant grant to our working capital partner, (iv) $20.2 million in preferred unit accretion and other expenses of Series A preferred units. Net changes in operating assets and liabilities consisted primarily of (i) an increase in accrued interest of $18.5 million, (ii) an increase in accounts payable of $4.7 million, (iii) an increase in other liabilities of $3.3 million, and (iv) a decrease in prepaid expenses of $2.4 million. This was partially offset by an increase in other assets of $56.8 million, (ii) an increase in inventories of $3.6 million and (iii) an increase in accounts receivable of $3.3 million.

Cash used by investing activities was $10.9 million, of which $18.6 million were used by capital projects, partially offset by grant proceeds and other reimbursements of $7.7 million.

Cash provided by financing activities was $30.6 million, consisting of $14.8 million from issuance of common stock and $41.4 million from proceeds from borrowings, partially offset by repayments of borrowings of $22.6 million, payment of debt renewal and waiver fees of $1.7 million and payments on finance leases of $1.4 million.

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

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended September 30, 2023.

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

Item 1. Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. For additional information regarding such matters, see “Part I, Item 1. Financial Statements – Note 5. Commitments and Contingencies - Legal Proceedings.”

Item 1A. Risk Factors.

There has been no change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023. We urge you to read the risk factors contained therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2023, we issued two-year warrants to purchase 113 thousand shares of our common stock to subordinated lenders in connection with a extension of their debt, and we also issued 113 thousand shares of common stock in connection with their exercise of the warrants.  These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the nine months ended September 30, 2023.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Fourth Waiver and Amendment to Series A Preferred Unit Purchase Agreement, dated as of November 8, 2023, by and among Aemetis Biogas LLC, Protair-X Americas, Inc. and Third Eye Capital Corporation.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEMETIS, INC.

Date: November 9, 2023	By:	/s/ Eric A. McAfee
Eric A. McAfee Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)