Form 10-K
period 2023-12-31
AEMETIS, INC
filed 2024-03-29
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number:  001-36475

Aemetis, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1407544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20400 Stevens Creek Blvd., Suite 700

Cupertino, CA 95014

(408) 213-0940

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $253.2 Million as of June 30, 2023, based on the closing price on the NASDAQ Global Market reported for such date.

The number of shares outstanding of the registrant’s Common Stock on February 29, 2024, was 42,608,698 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products and prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower cost, non‑food advanced biofuels feedstock at the Keyes plant; our ability to expand into alternative markets for biodiesel and its byproducts, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to access governmental carbon reduction incentives; our ability to construct and fund diary digesters; our ability to supply gas into the transportation markets; our ability to continue to develop, maintain, and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB‑5 note program and our expectations regarding the release of funds from escrow under our EB-5 note program; our ability to improve margins; and our ability to raise additional debt and equity funding at the parent, subsidiary or project level. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Item 1.  Business

General

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the operation, acquisition, development, and commercialization of innovative technologies to produce low and negative carbon intensity renewable fuels that replace fossil-based products.  We do this by building a local circular bioeconomy using agricultural products and waste to produce low carbon, advanced renewable fuels that reduce greenhouse gas ("GHG") emissions and improve air quality.  Our current operations include:

►  California Ethanol - We own and operate a 65 million gallon per year capacity ethanol production facility in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots.  The Keyes Plant also sells CO₂ that is converted to liquid and sold to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives at the Keyes Plant focused on reducing operating costs and lowering the carbon intensity of our fuel.

►  California Dairy Renewable Natural Gas - We produce Renewable Natural Gas (RNG) in central California.  Our facilities consist of eight anaerobic digesters that produce biogas from dairy waste, a 26-mile biogas collection pipeline leading to a central upgrading hub, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel.  We are actively expanding our RNG production dairies, with several additional digesters under construction, agreements with a total of 43 dairies, and environmental review completed for an additional 24 miles of pipeline.  We are also building our own RNG dispensing station, which is planned to begin operating in 2024.

►  India Biodiesel - We own and operate a plant in Kakinada, India (“Kakinada Plant”) with a capacity to produce about 60 million gallons per year of high-quality distilled biodiesel from a variety of vegetable oil and animal waste feedstocks.  The Kakinada Plant is one of the largest biodiesel production facilities in India.  The Kakinada Plant can also distill the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

In addition, we are actively growing our business by seeking to develop or acquire new facilities, including the following key projects:

►  Sustainable Aviation Fuel and Renewable Diesel – We are developing a sustainable aviation fuel and renewable diesel (“SAF/RD”) production plant to be located at the Riverbank Industrial Complex in Riverbank, CA. The plant is currently designed to produce 90 million gallons per year of SAF/RD from renewable oil and fats obtained from the Company’s other biofuels plants and other sources. The plant will use low-carbon hydroelectric electricity and renewable hydrogen that is generated within the plant’s own processes using byproducts of the SAF/RD production. In September 2023, we received approval of the Use Permit and CEQA for the development of the plant, and we are continuing with the engineering and other required development activities for the plant.

► Carbon Capture and Underground Sequestration – We are developing Carbon Capture and Underground Sequestration (“CCUS”) facilities that will inject carbon dioxide captured from air emissions deep into the ground for geologic storage to reduce emissions to the atmosphere of greenhouse gases that contribute to global warming.  In May 2023, the Company received a permit from the State of California to build a geologic characterization well that will provide information for the permitting and design of a CCUS well to be located in Riverbank, California. The Company plans to construct that well in 2024 and is at the same time is continuing engineering, permitting and other development activities for the sequestration well.

The Company’s current and planned businesses produce renewable fuels and reduce carbon emissions, while generating valuable Renewable Fuel Standard credits, California Low Carbon Fuel Standard credits, and federal tax credits.

Strategy

Key elements of our strategy include:

California Ethanol

Improve operating margins and cash flow by improving the energy efficiency of the Keyes Plant and continuing to seek alternative feedstocks that minimize cost and carbon emissions.  Over the past 12 years, we have made several improvements to the Keyes plant that allow us to sell substantially all of our byproducts as commercial products into the local agricultural economy.  For the last several years, our strategy has focused on further improvements to reduce the carbon emissions from the plant and to improve the plant's energy efficiency, both of which will lower the carbon intensity and increase the value of the ethanol we produce and sell. We are in the process of designing and procuring a mechanical vapor recompression (MVR) system that is expected to reduce natural gas consumption by 80%. We have installed and are in the final stages of commissioning a 1.9 megawatt solar microgrid with battery backup. In addition, we are continuing to seek out and evaluate potential feedstocks that will reduce cost and carbon intensity, with an emphasis on processes that use cellulosic feedstocks to augment or replace current feedstocks.

California Dairy Renewable Natural Gas

Leverage our position as an established dairy digester owner and operator to continue to build dairy digesters and connected pipeline to increase RNG production. In 2018, we benefited from our established relationship with more than 80 California Central Valley dairies to begin signing leases and raising funds to construct dairy digesters. We now have eight operating dairy digesters that produce biomethane, six additional digesters under construction, and contracts with a total of 43 dairies for supply of feedstock to current and future digesters.  We are currently producing RNG at a rate of about 270,000 MMBtu per year, and we plan to continue to build digesters and expand our upgrading hub over the next several years to be able to produce about 1.6 million MMBtu/year of RNG.

India Biodiesel

Capitalize on recent policy changes by the Government of India. We plan to continue to pursue sales of biodiesel to Oil Marketing Companies (“OMC’s”) that are owned by the India government under the recently adopted cost-plus contract structure, as well as pursing sales to traditional bulk, fleet, industrial, retail, and transportation biodiesel markets in India. These sales are driven in part by the India government's 2022 update to its National Biofuels Policy that targets a blend of 5% biodiesel into fossil diesel.

Diversify our feedstocks.  We have designed and upgraded our Kakinada Plant to be able to produce biodiesel from multiple feedstocks and plan to continue efforts to procure and process these diversified feedstocks where and when economically feasible.  We have developed proprietary technology that allows us to use lower-cost Fatty Acid Distillate as a feedstock. We also now have the ability to use animal tallow to produce biodiesel, so we have begun procuring tallow.  This allows us to acquire tallow that we may use for production while also pursuing opportunities for exports of tallow.

Develop and commercially deploy technologies to produce high-margin products. We plan to continue investing in the conversion of lower quality, waste oils into higher value biofuels in addition to biodiesel, including renewable diesel and sustainable aviation fuels. Additionally, we continue to evaluate improvements to the throughput capacity and efficiency of our production facilities.  We plan to invest in those areas that allow for more efficient and higher throughput for the production of biodiesel and refined glycerin.

Other Initiatives

Leverage technology for the development and production of additional advanced biofuels and renewable chemicals. We continue to evaluate new technologies, develop technologies under our existing patents and conduct research and development to produce low and negative carbon intensity advanced biofuels from renewable feedstocks. Our objective is to continue to commercialize our portfolio of technologies and expand the adoption of these advanced biofuels and bio-chemicals technologies.

Leverage site control of our Keyes and Riverbank properties to construct production plants to produce low and negative carbon intensity products. Initiatives are underway to construct facilities that produce SAF and renewable diesel at our Riverbank location, and to generate LCFS and IRS 45Q credits by injecting CO₂ into wells at both our Keyes Plant and Riverbank locations.

Evaluate and pursue technology and facility acquisition opportunities.  We intend to evaluate and pursue opportunities to acquire technologies and facilities that result in accretive value opportunities as financial resources and business prospects make the acquisition of these technologies, facilities, and processes advisable. In addition, we may also seek to acquire companies, enter into licensing agreements, or form joint ventures with companies that offer prospects for the adoption of technologies that would be accretive to earnings.

2023 Highlights

California Ethanol

We produce five products at our California Ethanol plant: denatured fuel ethanol, wet distillers grains (WDG), distillers corn oil (DCO), condensed distillers solubles, and CO₂. The products reflect our primary production and the result of our strategy over the last decade to convert substantially all of the byproducts of the plant into marketable products.  During 2023, we substantially installed a solar microgrid, which is expected to begin operation in early 2024, as a key step in electrifying and further reducing the carbon emissions from the plant.  We shut down the Keyes plant in late 2022 due to high natural gas prices, used the shutdown period to install several improvements, and restarted the plant in June 2023; this shutdown period is the primary reason for the lower output in 2023. The following table shows our production and sales of ethanol and WDG in 2023 and 2022:

	Years ended December 31,		2023 vs 2022%
	2023	2022	Change
Ethanol
Gallons Sold (in millions)	32.1	59.0	-45.6%
Average Sales Price/Gallon	$2.44	$2.81	-13.2%
WDG
Tons Sold (in thousands)	225	397	-43.3%
Average Sales Price/Ton	$97	$128	-24.2%

California Dairy Renewable Natural Gas

During 2023, we delivered Renewable Natural Gas ("RNG") to the market through the regional utility gas pipeline. We used contractual relationships with third-party fuel stations to dispense gas for transportation use.  In connection with dispensing for transportation use, we began generating and inventorying sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard ("LCFS"). We began selling D3 RINs in the third quarter of 2023 and began selling LCFS credits using the temporary carbon intensity pathway score of negative 150 in the first quarter of 2024. The individual dairy LCFS scores are under review by the California Air Resources Board (CARB).  We are continuing to actively increase our RNG production by constructing additional dairy digesters and pipelines and by engaging in pre-construction development efforts for the contracting, permitting and financing of additional digesters to continue the growth.  The following table shows our production and sales of dairy RNG in 2023 and 2022:

	Years ended December 31,		2023 vs 2022%
	2023	2022	Change
Dairy Renewable Natural Gas
MMBtu external sales (in thousands)	194.2	8.4	2211.9%
MMBtu stored as inventory (in thousands)	68.0	9.0	655.6%
MMBtu intercompany sales (in thousands)	-	48.6	-100.0%

India Biodiesel

We produce two primary products at the Kakinada Plant: biodiesel and refined glycerin manufactured by further processing of the crude glycerin that is a by‑product of biodiesel production. During 2023, we sold biodiesel to the government Oil Marketing Companies ("OMCs") Hindustan Petroleum, Bharat Petroleum, and Indian Oil Corporation. In the fourth quarter of 2023, we received a new 12-month allocation from the OMCs for the sale of 18,334 metric tons of biodiesel and we began executing this allocation. The following table shows our production and sales of biodiesel and refined glycerin in 2023 and 2022:

	Years ended December 31,		2023 vs 2022%
	2023	2022	Change
Biodiesel
Metric tons sold (in thousands) (1)	60.5	17.7	241.8%
Average Sales Price/Ton	$1,232	$1,526	-19.3%
Refined Glycerin
Metric tons sold (in thousands) (1)	4.2	1.2	250.0%
Average Sales Price/Ton	$640	$850	-24.7%

(1)	1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

Competition

California Ethanol – According to the U.S. Energy Information Agency (the “EIA”), on January 1, 2023, there were approximately 187 commercial ethanol production facilities in the U.S. with combined production of approximately 17.7 billion gallons per year. The production of ethanol is a commodity-based business where producers compete on the basis of price. We sell ethanol into the California market. However, since there is insufficient production capacity in California to supply the state’s total fuel ethanol consumption (in excess of 1.5 billion gallons annually), we compete with ethanol transported into California principally from Midwestern producers or imported from other countries, primarily Brazil. Similarly, our co-products, principally WDG and DCO, are sold into local California markets and compete with DDG and DCO imported into California as well as with alternative feed products.

California Dairy Renewable Natural Gas – Dairy renewable natural gas sold for transportation use currently competes with other renewable gas, fossil natural gas, and with fossil based products.  The pricing for our sales of D3 RINs and LCFS credits fluctuates based on the supply and demand for those credits at any given time, and we compete with other credit producers that are participating in those markets.

India Biodiesel – Biodiesel sold as fuel competes primarily with the producers of petroleum diesel, consisting of the three OMCs and two private oil companies:  Reliance Petroleum and Essar Oil, all of whom have significantly larger market shares for fossil diesel than we do for renewable diesel, and they control a significant share of the distribution network. These companies also purchase our product for blending with fossil-diesel and further sales to their customers.  We compete primarily on the basis of price, quality and reliable delivery, since our plant can produce distilled biodiesel and has historically been a more reliable and high-quality supplier than some other biodiesel producers in India. With respect to crude and refined glycerin, we compete with other glycerin producers and refiners selling products into the personal care, paints and adhesive markets primarily on the basis of price and product quality.

Customers

California Ethanol – We sell 100% of the ethanol, WDG, CDO, and CDS we produce to J.D. Heiskell under the J.D. Heiskell Purchasing Agreement, and J.D. Heiskell resells the products to customers designated by us. We have designated a single fuel marketing company, Murex LLC ("Murex"), to purchase our ethanol, which it resells to fuel blenders. We sell the CO₂ gas from our fermenters through a dedicated pipeline to Messer Gas, which operates a commercial grade CO₂ production plant adjacent to our Keyes plant.

California Dairy Renewable Natural Gas – We deliver Renewable Natural Gas into the regional utility gas pipeline and sell it to transportation customers through a contractual relationship with a fuel dispensing company. We sell the environmental attributes through industry brokers.

India Biodiesel – We sell biodiesel to the three Government OMC’s. During 2023, our Oil Marketing Companies customers accounted for 95% of our biodiesel sales.

Pricing

California Ethanol – The market prices of ethanol, WDG, and DCO vary throughout the year.  Ethanol pricing is influenced by local and national inventory and production levels, imported ethanol, corn prices, regulatory factors, gasoline demand, and government regulations related to renewable fuel volumes and allowed fuel mixes. Our ethanol price is based on quarterly sales contracts entered by Murex with local fuel blenders that typically based delivery prices on indexes of daily spot prices for ethanol. The price for WDG is influenced by the price of corn, the supply and price of dried distillers grains, and demand from the local dairy and feed markets and determined monthly pursuant to a marketing agreement with A.L. Gilbert and is generally determined in reference to the local price of dried distillers grains and other comparable feed products.

California Dairy Renewable Natural Gas – The price for sales of RNG gas molecules is based on the market price of fossil based natural gas.  The price we receive for sales of D3 RINs and LCFS credits are typically based on spot markets for those credits.  Each of those credit markets is driven by regulatory factors that affect the quantity of credits needed by fossil fuel producers to achieve compliance, and also by the abundance of credits generated by renewable fuel producers.

India Biodiesel – During 2022, the formula for setting the OMC’s offer price was modified to allow biodiesel producers in India to begin production and supply of product at economically viable levels under these contracts, and this pricing mechanism continued in 2023.  The pricing uses a "cost-plus" formula under which the current price for sales is based on the trailing average of several factors of production cost.

Raw Materials and Suppliers

California Ethanol – We procure corn as feedstock for the Keyes Ethanol Plant from J.D. Heiskell. The purchase price is based on spot market prices at the time we process the corn, plus transportation costs and fees.

California Dairy Renewable Natural Gas – We produce Renewable Natural Gas from biogas generated by anerobic digesters located on properties that we lease from dairy operators. We construct and own the dairy digesters and the pipeline that connects the digesters to our upgrading hub located at our California Ethanol plant. Our agreements with each dairy include both a land lease and an agreement by the dairy to supply their manure into our digesters, with payments from us to the dairy based primarily on herd size and the value of environmental attributes that we generate. Generally, these leases have a 25-year term with two five year options to renew.

India Biodiesel – Our plant is currently capable of using a broad variety of feedstocks to produce biodiesel, which provides us with flexibility to purchase the least cost feedstocks available in the market.  In 2023 and 2022, we produced a significant amount of our biodiesel from refined palm stearin, which was sourced locally. The byproduct of producing high fat RBD/crude palm stearin is palm fatty acid distillate (PFAD), which we can also process into biodiesel. During 2021, we received approval from the Pollution Control Board of India to use refined animal tallow for production of biodiesel and we began procuring tallow. In addition to feedstock, the Kakinada Plant requires methanol and chemical catalysts for use in the biodiesel production process. These chemicals are also readily available and sourced from a number of suppliers surrounding the Kakinada Plant. We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

Commodity Risk Management Strategies

California Ethanol – The cost of corn and the price of ethanol are volatile and the correlation of the pricing of these commodities determines the profit margin at our Keyes Plant. We are, therefore, exposed to commodity price risk. We monitor prices daily to assess the overall impact of the pricing on profitability. We periodically explore and utilize methods of mitigating the volatility of our commodity prices through hedging strategies. We sold our WDG during 2022 on a month-to-month basis, however, we monitor and periodically sell on a quarterly basis when we believe longer term contracts allow us to better manage commodity and pricing risk. In 2023, we engaged in advance purchases of natural gas supply to obtain longer term benefits of favorable prices.

California Dairy Renewable Natural Gas – The prices for renewable natural gas, D3 RINs, and LCFS credits are volatile. We therefore are exposed to market price risk for our sales of RNG and associated environmental attributes. We mitigate risk by scaling our payments to dairy operators based, in part, upon the market price for credits in order to correlate our costs to market prices.

India Biodiesel –The cost of crude or refined palm stearin and the price of biodiesel are volatile and are generally uncorrelated. We therefore are exposed to ongoing and substantial commodity price risk at our Kakinada plant.  Our risk management strategies are to (i) configure the Kakinada plant to be able to produce biodiesel from a wide variety of feedstocks and (ii) to produce biodiesel only when we believe we can generate positive gross margins and to idle the Kakinada Plant during periods of low or negative gross margins.  Additionally, we currently sell our biodiesel primarily to OMCs using a cost-plus based pricing structure that correlates our product pricing with our feedstock and operating costs.

Research and Development

Our research and development efforts are targeted towards evaluating, and commercializing technologies for the production of SAF, renewable diesel fuel, cellulosic ethanol, and other renewable biofuels. The objective of this development activity is to identify and develop efficient conversion technologies that will use waste feedstocks to produce renewable biofuels and biochemicals that have low carbon intensity on a large-scale, commercial basis.

Patents and Trademarks

We hold several awarded patents in the United States.  Our patents cover processes to break down plant biomass and a technology to convert carbon chain chemical structures. We intend to develop, maintain and secure further intellectual property rights and pursue new patents to expand upon our current patent base. As an operating company, we do not consider our business, as a whole, to be dependent on the ownership of patents, but we are seeking to develop and/or access them as means to allow our facilities to use lower cost or lower carbon sources of feedstock to produce renewable fuels.  We currently have one issued trademark. We do not consider the success of our business, as a whole, to be dependent on these trademarks.

Environmental and Regulatory Matters

California Ethanol and California Dairy Renewable Natural Gas

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes.  If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any such material contamination or third-party claims.  Based on our current assessment of the environmental and regulatory risks, we have not accrued any amounts for environmental matters as of December 31, 2023 and 2022.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

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

New laws or regulations relating to the production, disposal or emission of carbon dioxide and other greenhouse gases may require us to incur significant additional costs with respect to plants that we build or acquire.  We currently conduct our North American commercial activities exclusively in California. Climate change and reduction legislation is a topic of consideration by the U.S. Congress and California State Legislature, which may significantly impact the biofuels industry’s emissions regulations, as will the RFS, California’s LCFS, and other potentially significant changes in existing transportation fuels regulations.

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

Employees

As of December 31, 2023, we had a total of 205 full-time equivalent employees, including 16 our corporate offices, 44 at the Keyes Plant, 13 Aemetis Biogas employees, 3 at the Riverbank Industrial Complex, and 129 in India.  We believe that our employees are highly skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We believe relations with our employees are positive.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under the “Investors” tab, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.aemetis.com. Our website address is provided as an inactive textual reference only, and the contents of that website are not incorporated in or otherwise to be regarded as part of this report. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities.  As of December 31, 2023, we had an accumulated deficit of approximately $475.4 million. For our fiscal years ended December 31, 2023 and 2022, we reported a net loss of $46.4 million, and $107.8 million respectively. We may incur losses for an indeterminate period of time and may not achieve consistent profitability.  We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability, if any, under our lines of credit and proceeds from future financing activities, if any, to fund all of the cash requirements of our business.  In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default on our existing debt agreements if we are unable to meet our payment schedules. An extended period of losses or negative cash flow may prevent us from successfully operating and expanding our business.

Our indebtedness, preference payments, and interest expense could limit cash flow and adversely affect operations and our ability to make full payment on outstanding debt.

For the year ended December 31, 2023, we recognized $33.0 million in interest rate expense and $25.3 million in accretion of Series A preferred units (excludes debt related fees and amortization expense).

●

Any cash flows after covering our operations, equity raises if any, and any EB-5 funding are used to pay principal and interest on debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, research and development and other general corporate purposes;

●	Any Biogas cash flows are used to pay mandatory redemptions under the Preferred Unit Purchase Agreement and thus reduce the funds available to use by us for operations.
●	Insufficient cash flows from operations may force us to sell assets, or seek additional capital, which we may not be able to accomplish on favorable terms, if at all; and
●	The level of indebtedness may make us more vulnerable to economic or industry downturns.

Our business is dependent on external financing and cash from operations to service debt and provide future growth.

The adoption of new technologies at our ethanol and biodiesel plants, the development bio-methane digesters at local dairies near our Keyes Plant, a SAF/RD production plant and CCUS projects, and our working capital requirements are financed in part through debt or debt-like facilities.  We may need to seek significant additional financing to continue or grow our operations and to develop our business. However, generally unfavorable credit market conditions may make it difficult to obtain necessary capital or additional debt financing on commercially viable terms or at all.  If we are unable to pay our debt, we may be forced to delay or cancel capital expenditures, sell assets, restructure our indebtedness, seek additional financing, or file for bankruptcy protection.  Debt levels or debt service requirements may limit our ability to borrow additional capital, make us vulnerable to increases in prevailing interest rates, subject our assets to liens, limit our ability to adjust to changing market conditions, or place us at a competitive disadvantage to our competitors.  Should we be unable to generate enough cash from our operations or secure additional financing to fund our operations and debt service requirements, we may be required to postpone or cancel growth projects, reduce our operations, or may be unable to meet our debt repayment schedules.  Any one of these events would likely have a material adverse effect on our operations and financial position.

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

Under our note facilities with Third Eye Capital, we owe approximately $181.8 million, excluding debt discounts, as of December 31, 2023.  Our indebtedness and interest payments under these note facilities are currently substantial and may adversely affect our cash flow, cash position and stock price.  The current maturity date on some of these notes was recently extended to April 2025. We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes.  We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the maturities of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we are unable to amend our current note purchase agreement with Third Eye Capital, our ability to pay dividends could be restrained.

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

The results of our ethanol production business in the U.S. are significantly affected by the spread between the cost of corn and natural gas that we purchase and the price of the ethanol, WDG and DCO that we sell. Similarly, in India our biodiesel business is primarily dependent on the price difference between the costs of the feedstock we purchase (principally NRPO and crude glycerin) and the products we sell (principally distilled biodiesel and refined glycerin).  The markets for ethanol, biodiesel, WDG, DCO and glycerin are highly volatile and subject to significant fluctuations.  Any decrease in the spread between prices of the commodities we buy and sell, whether as a result of an increase in feedstock prices or a reduction in ethanol or biodiesel prices, would adversely affect our financial performance and cash flow and may cause us to suspend production at either of our plants.

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

The value of our long-lived assets is based on our ability to execute our business plan and generate sufficient cash flow to justify the carrying value of our assets.  Should we fall short of our cash flow projections in the future, we may be required to write down the value of these assets under accounting rules and further reduce the value of our assets.  We can make no assurances that future cash flows will develop and provide us with sufficient cash to maintain the value of these assets, thus avoiding future impairment to our asset carrying values.  As a result, we may need to write down the carrying value of our long-lived assets.

In addition, we intend to modify or adapt third party technologies at the Keyes Plant and at the Kakinada Plant to accommodate alternative feedstocks and improve operations.  After we design and engineer a specific integrated upgrade to either or both plants to allow us to produce products other than their existing products, we may not receive permission from the regulatory agencies to install the process at one or both plants.  Additionally, even if we are able to install and begin operations of an integrated advanced fuels and/or bio-chemical plant, we cannot assure you that the technology will work and produce cost effective products because we have never designed, engineered nor built this technology into an existing bio-refinery.  Similarly, our plans to develop the SAF/RD production plant, CCS, the integrated microgrid, the MVR system, or the Mitsubishi dehydration system at the Keyes Plant may not be successful as a result of financing or issues in the design or construction process.  Any inability to execute our business plan may have a material adverse effect on our operations, financial position, ability to pay dividends, and ability to continue as a going concern.

We may not be able to recover the costs of our substantial investments in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than we anticipate.

Our strategy calls for continued investment in capital improvements and additions. For example, we are currently developing “Carbon Zero” biofuels production plants designed to produce biofuels, including renewable jet and renewable diesel fuel utilizing hydrogen and non-edible renewable oils.  We are also building carbon capture sequestration wells to generate low-carbon fuel standard credits by injecting CO₂ into sequestration wells that are monitored for emissions to ensure the long-term sequestration of carbon underground, developing the Carbon Zero Facility in Riverbank, CA to utilize licensed technologies to convert local California surplus biomass into ultra-low carbon renewable ethanol.  The construction of these capital improvements and additions involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond our control and may require the expenditure of significant amounts of capital, which may exceed our estimates and we may require significant debt or equity financing. These projects may not be completed at the planned cost, on schedule or at all due to unavailability of needed financing. The construction of new ethanol and other biofuel facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, our revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand an existing facility or construct a new facility, the construction may occur over an extended period of time, and we may not receive any material increases in revenues or cash flows until the project is completed. As a result, the new facilities may not be able to achieve our expected investment return, which could adversely affect our results of operations.

We are in the process of developing SAF/RD, CCUS, dairy digester, and other projects, and the success of such projects depends on many factors; as such, cash flows and revenue projections may not be achieved.

We are actively developing projects designed to reduce emissions of greenhouse gases. These include (i) a biofuels production plant in Riverbank, California designed to produce SAF/RD using renewable fats and oils obtained from existing Aemetis biofuels plants and other sources, (ii) Carbon Capture and Underground Sequestration (“CCUS”) projects designed to compress and inject CO₂ into deep wells for long-term sequestration of carbon underground, (iii) additional dairy digesters at new locations, along with associated infrastructure for transporting and producing biogas and Renewable Natural Gas. We also plan to develop additional projects beyond those listed here.

Each of these development projects depends on completing all necessary development activities, including, but not limited to, obtaining necessary regulatory approvals and permits, acquisition of property rights, contracting, engineering and cost estimating, determination of feasibility, funding of project development costs, construction financing, construction, and startup. There is no certainty that we will successfully complete all the necessary development activities for any particular project, that a project will ultimately be built, that a project will be built or operational according to our planned schedule, or that a project will ultimately generate revenue or contribute to our cash flows, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We rely on the availability of tax credits, carbon credits, grants, and other regulatory and financial incentives. The expiration, elimination, modification, or reduction of these regulations, credits, and incentives could adversely impact our business.

U.S. and India federal, state, and local governments provide regulations and incentives for operations and projects that are designed to promote renewable fuels and reduce carbon emissions. Each of our currently operating businesses and development projects are expected to generate revenue, cash, and credits from these government programs. In particular, we have used and plan to continue to use the provisions of the Internal Revenue Code (“IRC”) and the Inflation Reduction Act (“IRA”) amendments to the IRC in 2022 that provide Investment Tax Credits, Production Tax Credits, and other credits, and that allow us to either use the credits or to monetize the credits by selling them to third parties. These include certain transferrable IRA tax credits generated from our qualified biogas facilities. We also currently generate and plan to continue to generate credits under the federal Renewable Fuel Standard (“RFS”) and the California Low Carbon Fuel Standard (“LCFS”). Our India plant produces biofuel to help India meet the goals of its National Policy on Biofuels. The IRA, RFS, LCFS and other regulations, as well as our ability to qualify for and monetize the tax credits, carbon credits, grants and other financial incentives available thereunder, are subject to modifications, additional regulatory requirements or limits, varying interpretations, reduction, expiration, and other changes. These can occur with or without advance notice, may affect our past business activities or future plans, and may occur for a variety of reasons resulting from legislation, new or changing regulations, regulatory interpretation, court cases, and other sources. These regulatory programs, credits, and incentives have been and will continue to be material to our business and to our projects under development. Changes to regulations and reductions in or expirations of governmental credits and incentives could adversely impact our revenue, increase cost of materials, and reduce the size of our addressable market, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are dependent on, and vulnerable to any difficulties of, our principal suppliers and customers.

We buy all of the feedstock for the Keyes Plant from one supplier, J.D. Heiskell.  Under the Heiskell Supply Agreement, we are only permitted to purchase feedstock from other suppliers upon the satisfaction of certain conditions.  In addition, we have contracted to sell all of the WDG, CDS, and corn oil we produce at the Keyes Plant to J.D. Heiskell.  J.D. Heiskell, in turn, sells all WDG and syrup produced to A.L. Gilbert.  We sell the majority of our fuel ethanol production to one customer, Murex.  If J.D. Heiskell were to fail to deliver adequate feedstock to the Keyes Plant or fail to purchase all the contracted product we produce, if Murex were to fail to purchase the majority of the ethanol we produce, if A.L. Gilbert were to fail to purchase all of the WDG and syrup we produce, or if any of them were otherwise to default on our agreements with them or fail to perform as expected, we may be unable to find replacement suppliers or purchasers, or both, in a reasonable time or on favorable terms, any of which could materially adversely affect our results of operations and financial condition.

We may not receive the funds we expect under our EB-5 program.

Our EB-5 Phase I program allows for the issuance of up to 72 subordinated convertible promissory notes, each in the amount of $0.5 million due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million. As of December 31, 2023, $35.5 million have been raised through the EB-5 program and have been released from escrow and $0.5 million remain to be funded to escrow. Additionally, the USCIS could deny approval of the loans, and then we would not receive some or all of the subscribed funds.  If the USCIS takes longer to approve the release of funds in escrow, or does not approve the loans at all, it would have a material adverse effect on our cash flows available for operations, and thus could have a material adverse effect on our results of operations. As of December 31, 2023, $37.9 million of principal and unpaid interest was outstanding on the EB-5 Notes under the EB-5 Phase I funding.

On October 16, 2016, we launched our EB-5 Phase II program, allowing for the issuance of up to 100 subordinated convertible promissory notes, on substantially similar terms and conditions as those issued under our EB-5 Phase I program, for a total aggregate principal amount of up to $50.8 million. On November 21, 2019, the minimum investment was raised from $500,000 per investor to $900,000 per investor.  As of December 31, 2023, $4.0 million has been raised through the EB-5 Phase II program and have been released from escrow and $4.3 million of principal and unpaid interest was outstanding on the EB-5 Notes under the EB-5 Phase II funding.  There can be no assurance that we will be able to successfully raise additional funds under our EB-5 Phase II program or that such funds, if raised, will be approved by USCIS. If we are unable to raise, receive approval for, or receive any funds under our EB-5 Phase II program, our business may be negatively affected.

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

Our operations are subject to various federal, state and local environmental laws, and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees.  In addition, our operations and sales in India subject us to risks associated with foreign laws, policies and regulations.  Some of these laws and regulations require our facilities to operate under permits or licenses that are subject to renewal or modification.  These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment. Violations of these laws, regulations or permits, or license conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns.  We may not be at all times in compliance with these laws, regulations, permits or licenses or we may not have all permits or licenses required to operate our business.  We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws, permits or licenses. As we enter into new markets such as USP alcohol and hand sanitizer, we may be subject to several regulations and health and safety laws by TTB and Food and Drug Administration (‘FDA”). Failure to comply with these health and safety laws, our license to sell these products may be revoked and we may be subject to certain penalties.  In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations, and permit and license requirements.

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

Waivers of the RFS minimum levels of renewable fuels included in gasoline or of the requirements by obligated parties to comply with the regulations could have a material adverse effect on our results of operations.  Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.  Additionally, the EPA has exercised the authority to waive the requirements of the RFS for certain small refiners.  Any waiver of the RFS with respect to one or more states would reduce demand for ethanol and could cause our results of operations to decline and our financial condition to suffer.  Further activity by the EPA to waive the requirements for small refiners could cause softening of pricing in the industry and cause our results of operations to similarly decline.

A critical state program is California's LCFS, which is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the fuel sold meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a carbon intensity ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer (the “Regulated Party”), is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel, and their blend stocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Credits can be traded. Any changes to California’s LCFS could cause our results of operations, particularly in ethanol and biogas, to decline and cause our financial condition to suffer.

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

Our Indian operations could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. For instance, cash and cash equivalents were $2.7 million at December 31, 2023, of which $2.6 million was held in our North American entities and $0.1 million was held in our India subsidiary. Cash held in our Indian subsidiary may not otherwise be available for servicing debt obligations, potential investment or use for operations in the United States. Moreover, even if we were to repatriate this cash back to the United States for use in U.S. investments, this cash could be subject to additional withholding taxes. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation. In addition, Indian regulations may impose restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for repayment of debt, operations or capital or other strategic investments. Our inability to access our cash where and when needed could impede our ability to service our debt obligations, make investments and support our operations.

Aemetis, Inc. is a holding and management company and there are significant limitations on our ability to receive distributions from our subsidiaries.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOL”) carried over from prior taxable years. As of December 31, 2023, we had U.S. federal NOL carryforwards of approximately $253.0 million and state NOL carryforwards of approximately $336.0 million. As of December 31, 2023, the federal NOLs of $187.0 million and the state NOLs of $348.0 million expire on various dates between 2027 and 2042.  Due to the 2017 U.S. Tax Reform, U.S. federal NOLs after 2017 in the amount of $85.0 million have no expiration date.

The Section 163(j) excess interest expense carryover does not expire (similar to NOLs).  However, the Section 163(j) excess interest expense carryover is subject to allowed amounts and the Section 382 change of ownership rules, similar to NOLs and tax credits. The annual computation for how much interest expense is allowed includes the prior year interest carry over plus current year interest. The amount allowed is generally 30% (the law was modified for 2019 and 2020 to 50% due to COVID) of adjusted taxable income before the interest. Due to the ongoing interest expense every year, our ability to continue to carry forward the interest expense to next year may be limited.

Our ability to deduct these NOL carryforwards against future taxable income could be limited if we experience an “ownership change,” as defined in Section 382 of the Code.  In general, an ownership change may result from one or more transactions increasing the aggregate ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years).  Past or future direct or indirect changes in the ownership of our stock, including sales or acquisitions of our stock by certain stockholders and purchases and issuances of our stock by us, some of which are not in our control and/or may occur or have already occurred in the public markets, could result in an ownership change.  Any resulting limitation on the use of our NOL carryforwards could result in the payment of taxes above the amounts currently estimated.

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

Our employees and facilities are subject to the hazards associated with producing ethanol and biodiesel.  Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and environmental damage.  We maintain insurance coverage in amounts, against the risks that we believe are consistent with industry practice and maintain an active safety program.  However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage.  Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

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

We rely on our suppliers for our business, including feedstocks and materials for our development and efficiency projects. Future delays or interruptions in the supply chain due may be cause by world events such as the Russian-Ukraine conflict, Gaza war, and Red Sea vessel attacks.  These expose us to various risks that could increase our costs and/or impact our operations or business plans including:

●	we or our suppliers may have excess or inadequate inventory of feedstocks for operation of our plants;
●	we may face delays in construction or development of our infrastructure projects;
●	we may not be able to timely procure parts or equipment to upgrade, replace, or repair our plants and technology system; and
●	our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

Failure to remediate a material weakness in, or inherent limitations associated with, internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting related to our complex business transactions processes. See “Item 9A. Controls and Procedures”. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, management has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2023.

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

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you, and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of high stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business.

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

Eric A. McAfee, our Chief Executive Officer and Chair of the Board, and our other officers and directors beneficially own, in the aggregate, a portion of our outstanding stock as further described in our proxy that is incorporated by reference into this 10-K. As a result, these shareholders, acting together, may be able to influence matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions.  See “Security Ownership of Certain Beneficial Owners and Management.”  The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

The exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment and reduce the voting power of your shares, impede our ability to obtain additional financing and cause us to incur additional expenses.

There are outstanding options and warrants to acquire our common stock issued to employees and directors.  Additionally, certain of our financing arrangements, such as our EB-5 notes are convertible into shares of our common stock at fixed prices.  Such securities allow their holders an opportunity to profit from a rise in the market price of our common stock such that conversion of the securities will result in dilution of the equity interests of our common stockholders.  The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our outstanding convertible securities.

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

We may issue equity or convertible securities in the future.  To the extent that we do so, our stockholders may experience substantial dilution.  We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner, we determine from time to time.  If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales and new investors could gain rights superior to our existing stockholders.

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

Our borrowings expose us to interest rate risk, which could adversely affect our profitability. We monitor and manage this exposure as part of our overall risk management program, but the changes in interest rates cannot always be predicted, hedged, or offset with price increases to eliminate earnings volatility.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Aemetis' cybersecurity and information security framework includes physical, administrative and technical safeguards, as well as plans and procedures we believe are reasonable to help Aemetis prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact our operations, facilities and employees.  These plans are based upon our assessment of risk considering our industry, specific operations, cyber perimeter, social exposure, information confidentiality and tertiary stakeholders.

Our efforts focus on protecting and enhancing the security of our information systems, software, networks, and other assets. These efforts are designed to protect against, and mitigate the effects of, among other things, cybersecurity incidents where unauthorized parties attempt to access confidential, sensitive, or personal information; potentially hold such information for ransom; destroy data; disrupt or degrade service or our operations; sabotage systems; or otherwise cause harm to Aemetis, our customers, suppliers, or other key stakeholders. We employ capabilities, processes, and other security measures we believe are designed to reduce and mitigate these risks.

Aemetis contracts with a primary Managed Security Provider (MSP) to provide services that assist us with assessing, enhancing, implementing and monitoring our cybersecurity risk management programs and responding to incidents.  Aemetis maintains cyber recovery plans as well as a cybersecurity insurance policy.

Aemetis utilizes a third-party cybersecurity and information security awareness training programs. Training is administered and tracked through online learning modules and ongoing phishing simulations. Training topics include how to escalate suspicious activities including phishing, viruses, spams, insider threats, suspect human behaviors or safety issues.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe our controls are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

Governance

Role of Management

Aemetis’ cybersecurity initiative is led by its Chief Financial Officer, who is in the unique position of being able to integrate cybersecurity with the financial internal control framework.  He is responsible for administration of the cybersecurity and information security program and risk management, using his experience working with information technology and financial control system during a majority of his career, including over 10 years of overseeing the Aemetis information technology and security program.

We utilize a Managed Security Provider (MSP) who serves as the central point for identifying all cybersecurity incidents and reporting, including incidents that directly target company network, internal information systems and incidents originating from third parties. The MSP provides end-to-end operations for the purpose of monitoring, detecting, alerting and responding to cyber incidents. The MSP is also responsible for activating the containment and resolution efforts where appropriate to support Aemetis through the resolution of the incident.

The MSP escalates incidents with significant impact and pervasiveness to Aemetis’ Chief Financial Officer, who evaluates each incident in terms of its impact on Aemetis and operations, ability to conduct business with customers and suppliers, brand reputation and health, safety or the environment, and the speed and degree to which the incident has been contained.  Our Chief Financial Officer, working with the executive management team, also manages the communication with our Board and outside parties. After initial identification, evaluation and escalation for material events, the MSP monitors all cybersecurity incidents for changes in degree of impact or pervasiveness.

Role of the Board

The Board of Directors ("Board") recognizes the importance of cybersecurity in safeguarding the sensitive data and protecting the perimeter of the computer network. The Board is responsible for overseeing overall risk management for the Corporation, including review of the cybersecurity program.  As part of its oversight responsibilities, the Board receives an annual cybersecurity update from the Chief Financial Officer.  The annual review includes oversight of cyber exposure, risk assessment, incident response, integration with other control activities, internal monitoring, and risk management processes, such as updates to Aemetis’ cybersecurity programs and mitigation strategies, and other cybersecurity developments.

Item 2.  Properties.

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

Real Property in Keyes, CA. We own 5.32 acres of real property located next to our Keyes Plant.  We lease the property to Messer Gas, which receives CO₂ from the Keyes Plant and produces liquid CO₂ for sale into local markets.

California Dairy Renewable Natural Gas

Dairy Biogas Digesters, Central Valley, CA.  Since 2019, we have entered into arrangements with 43 dairies in the Central Valley of California that include leases for land to build anaerobic digesters and/or manure supply agreements. These agreements each have a term of 25 years with two optional 5-year extensions.

Faith Home Road, Ceres, CA. We own 8.5 acres of real property on Faith Home Road near the Keyes Plant. Currently, Aemetis Biogas uses the location for its office headquarters and warehouse.  This corner property is also a strategic location for future operations supporting the Company’s Carbon Zero projects, including CCUS.

India Biodiesel

Biodiesel Plant in Kakinada, India.  The Kakinada Plant is situated on approximately 32,000 square meters of land in Kakinada, India.  The property is located 7.5 kilometers from the local seaport with connectivity through a third-party pipeline to the port jetty. The pipeline facilitates the importing of raw materials and exporting of finished products.

Pretreatment Plant. During 2022, we acquired 3,683 square meters of land in Remannapalem Village, Kakinada.

India Administrative Office.  On April 2, 2023, we entered into a three-year lease of approximately 1,000 square feet of office space to accommodate our principal administrative, sales and marketing facilities in Hyderabad, India.

Other Properties

Corporate Office, Cupertino, CA. Our corporate headquarters are located in leased office space at 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA. This includes 9,238 square feet of rented space. We extended the lease in June 2020 for an additional eight years with a new termination date of May 31, 2028.

Riverbank Industrial Complex, Riverbank, CA. On December 14, 2021, we entered into real estate purchase agreements and a lease disposition and development agreement for the Riverbank Industrial Complex in Riverbank, CA. We plan to use the purchased and leased property for the construction of a sustainable aviation fuel and renewable diesel production plant. Pursuant to the lease disposition and development agreement, we serve as the master developer for the property to develop, construct, finance, operate and maintain the leased property.  The lease commenced on April 1, 2022, and the term is for fifteen years, with an option to purchase the property at the end of the lease.  We are also developing a portion of the Riverbank Industrial Complex to be used for a CCUS facility.

Goodland Energy Center, Goodland, KS.  We own a large portion of the Goodland Energy Center in Goodland, Kansas, comprising approximately 93 acres of land, approximately 34,992 square feet of buildings and equipment as part of a partially completed 40 million gallon per year dry-mill ethanol plant.  The ethanol plant is not currently operational.

Item 3.  Legal Proceedings.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the symbol "AMTX" on the NASDAQ Stock Market.

Number of Stockholders

As of March 1, 2024, our common stock was held by 175 holders of record and by approximately 26 thousand stockholders who hold shares in street name.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use to operate and expand our business and to reduce our outstanding debt, and therefore do not anticipate paying cash dividends in the foreseeable future.  In addition, we currently have covenants in certain of our debt agreements that prohibit paying dividends without the consent of the applicable lender.

Securities authorized for issuance under equity compensation plans

See Note 9 to the Consolidated Financial Statements contained in Item 8 of this Annual Report.

Sales of Unregistered Equity Securities

In addition to issuances of unregistered securities previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K, the Company issued the following unregistered securities during 2023:

On October 16, 2023, our senior lender increased the credit limit under one of our debt agreements.  Under the terms of that preexisting debt agreement, this increase automatically revised a previously issued warrant to increase the number of shares issuable under the warrant by 25,000 shares.  The warrant has an exercise price of $10.20 per share and a remaining term of 3.4 years. This issuance was exempt from registration under Section 4 of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

On December 12, 2023, we issued 126,008 shares of common stock to the holders of our Series B Preferred Stock in an exchange at a 1 for 10 ratio of all outstanding shares of Series B Stock. The issuance of common stock was exempt from registration under Section 3(a)(9) of the Securities Act of 1933 as a security exchange by the issuer with existing security holders for which no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. In connection with the exchange, we filed a Registration Statement on Form S-1 on December 5, 2023, to register the subsequent resale or other disposition of the common stock in the exchange, and the S-1 was declared effective by the SEC on December 12, 2023.

Stock Repurchases

None.

Item 6.  [Reserved]

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Key Performance Indicators. Discussion of our key performance indicators, to provide context for company operations.
●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2023 and 2022.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as, “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas, and renewable fuels company focused on the operation, acquisition, development and commercialization of innovative low and negative carbon intensity products and technologies that replace traditional fossil derived products. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be separately reportable that are collectively represented by the “All Other” category. Our mission is to generate sustainable and innovative renewable fuel solutions that benefit communities and restore our environment. We do this by building a local circular bioeconomy utilizing agricultural waste to produce low carbon, advanced renewable fuels that reduce greenhouse gas (“GHG”) emissions and improve air quality by replacing traditional petroleum-based products. For revenue and other information regarding our operating segments, see Note 11 - Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to more than 80 local dairies and feedlots.  We also capture the Carbon Dioxide (“CO2”) emissions from our fermenters and sell it to Messer for use to produce liquid CO₂ that it sells to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives focused on lowering the carbon intensity of our fuels, primarily by decreasing the use of fossil natural gas. These energy efficiency projects include high efficiency heat exchangers; a two-megawatt solar microgrid with battery storage; an Allen Bradley Decision Control System (DCS) to manage and optimize energy use and other plant operations; and a Mechanical Vapor Recompression (MVR) system to produce steam using low carbon electricity instead of natural gas.  This changes will lower the carbon intensity (CI) of the ethanol we produce and allow us to sell it for a correspondingly higher price.

Our California Dairy Renewable Natural segment Aemetis Biogas or “ABGL,” operates anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed) to produce biogas from dairy waste; transports the biogas by pipeline to the Keyes Plant site; and converts the biogas to Renewable Natural Gas (“RNG”) that is delivered to customers through the PG&E regional natural gas pipeline.  We currently have eight operating digesters that receive dairy waste from nine dairies, and we are actively growing with an additional six digesters under construction that will receive dairy waste from nine dairies.  We have constructed 36 miles of collection pipeline and have received environmental approval to construct an additional 24 miles.  We currently have agreements with a total of 43 dairies and are seeking to increase that.

Our India Biodiesel segment includes a biodiesel production plant in Kakinada, India (“Kakinada Plant”) with a nameplate production capacity of about 60 million gallons per year.  It produces high quality distilled biodiesel and refined glycerin for customers in India. We believe the Kakinada Plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. Kakinada Plant is capable of processing a variety of vegetable oils and animal fat waste feedstocks into biodiesel that meets applicable product standards. Our Kakinada Plant can also distill the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

Our All Other segment consists of our projects that are under development, including the planned sustainable aviation fuel and renewable diesel plant in Riverbank, California and our planned Carbon Capture and Underground Sequestration (CCUS) operations.  It also includes our research and development facility in Minneapolis, Minnesota and our corporate offices in Cupertino, California.

Our planned sustainable aviation fuel (SAF) and renewable diesel (RD) production plant is currently designed to produce 90 million gallons per year of combined SAF and RD from feedstocks consisting of renewable waste oils and fats. Our initially planned facility will be located at the Riverbank Industrial Complex in Riverbank, California. We signed a lease with purchase to option for the Riverbank Industrial Complex in 2021 and took possession of the site in 2022.  In 2023, we received a Use Permit and CEQA approval for the SAF/RD plant and we are continuing with development activities, including permitting, engineering, and financing. The site has access to low carbon hydroelectric power, and our plant is designed to use renewable hydrogen that will be produced from byproducts of the SAF/RD production process.

Our planned CCUS projects will compress and inject CO₂ into deep wells that are monitored to ensure the long-term sequestration of carbon underground. California’s Central Valley has been identified as one of the world’s most favorable regions for large-scale CO₂ injection projects due to the subsurface geologic formation that absorbs and retains CO₂ gas. The two initial Aemetis CCUS injection projects are being designed to capture and sequester more than two million metric tons per year of CO₂ at the Aemetis biofuels plant sites in Keyes and Riverbank, California. In July 2022, Aemetis purchased 24 acres at the Riverbank Industrial Complex in Riverbank, California to develop a CCUS injection well with more than 1 million metric ton per year of CO₂ sequestration capacity. In 2023, we obtained a permit to construct a geologic characterization well at the Riverbank site to obtain information to support an EPA Class VI CO₂ injection well permit application.  Once operational, these projects will generate revenue by selling California LCFS credits and federal Internal Revenue Code Section 45Q tax credits.

Our Minneapolis, Minnesota research and development laboratory evaluates and develops technologies that would use low carbon intensity and waste feedstocks to produce low or below zero carbon intensity biofuels and biochemicals. We are focused on processes that extract sugar from cellulosic feedstocks and then use the remaining biomass to produce low carbon ethanol, renewable hydrogen, sustainable aviation fuel, and renewable diesel.

Key Performance Indicators (KPI):

Aemetis measures performance based on the utilization of our plants, production of products, and associated pricing and margins. For California ethanol, the key products are ethanol and WDG, measured in millions of gallons sold and tons sold, respectively.  For India Biodiesel, the products are biodiesel and refined glycerin, both measured in metric tons sold.  Since our Keyes Plant currently uses corn as the sole feedstock, the delivered quantity and cost of corn is also a key performance indicator as it indicates high-level operating margin of the plant.  Utilization is measured as the production of transportation fuel produced as a percentage of the nameplate capacity, the engineering specification of the plant. For California RNG, the products are Renewable Gas (RNG), D3 RINs, and LCFS credits.  The RNG quantity measured in MMBtu, and quantity of D3 RINs and LCFS credits generated are based on the quantity of RNG dispensed. Management utilizes these metrics to assess cash generated by each facility on a daily or weekly basis and to make decisions about the appropriate level of operation to balance market demand with plant capabilities and efficiency.

The following table summarized our KPIs:

Production and Price Performance

(Unaudited)

	Years ended December 31,		2023 vs 2022%
	2023	2022	Change
Ethanol
Gallons Sold (in millions)	32.1	59.0	-45.6%
Average Sales Price/Gallon	$2.44	$2.81	-13.2%
Percent of nameplate capacity	58%	107%	-45.8%

WDG
Tons Sold (in thousands)	225	397	-43.3%
Average Sales Price/Ton	$97	$128	-24.2%

Delivered Cost of Corn
Bushels ground (in millions)	11.5	20.2	-43.1%
Average delivered cost / bushel	$7.11	$9.65	-26.3%

Dairy Renewable Natural Gas
MMBtu external sales (in thousands)	194.2	8.4	2211.9%
MMBtu stored as inventory (in thousands)	68.0	9.0	655.6%
MMBtu intercompany sales (in thousands)	-	48.6	-100.0%

Biodiesel
Metric tons sold (in thousands)	60.5	17.7	241.8%
Average Sales Price/Metric ton	$1,232	$1,526	-19.3%
Percent of Nameplate Capacity	40%	12%

Refined Glycerin
Metric tons sold (in thousands)	4.2	1.2	250.0%
Average Sales Price/Metric ton	$640	$850	-24.7%

Results of Operations

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

Revenue

We sell all ethanol, WDG, CDO, and CDS produced to J.D. Heiskell, which resells it to customers designated by us.  Our finished ethanol tank is leased by J.D. Heiskell and legal title to the product is transferred when we put our ethanol product into the tank.  We have designated Murex LLC to purchase all of the ethanol and A.L. Gilbert to purchase the WDG. Each company resells to third-party customers.  We sell the CO2 that we capture from our fermenters to Messer Gas.

Most of our California Dairy Renewable Natural Gas segment revenues during the year ended  December 31, 2023, were from sales of D3 RINs generated from sales of our RNG for transportation use.

Substantially all of our India segment revenues during the years ended December 31, 2023 and 2022, were from sales of biodiesel to OMCs and refined glycerin to other external customers.

Fiscal Year Ended December 31 (in thousands)

			2023 vs 2022
	2023	2022	Inc/(dec)	% change

California Ethanol	$104,068	$228,194	$(124,126)	-54.4%
California Dairy Renewable Natural Gas*	5,455	1,210	4,245	350.8%
India Biodiesel	77,194	28,111	49,083	174.6%
Eliminations	-	(1,002)	1,002	-100.0%
Total	$186,717	$256,513	$(69,796)	-27%

*Most California Dairy Renewable Natural Gas revenue is intercompany in 2022, refer to Item 8, Footnote 11 for the split between intercompany and external sales.

California Ethanol.   For the year ended December 31, 2023, the segment generated 75% of revenue from sales of ethanol, 21% from sales of WDG, and 4% from sales of corn oil, CDS, CO₂, and other sales. During the year ended December 31, 2023, plant production averaged 58% of the 55 million gallon per year nameplate capacity. The decrease in revenues was due to an extended maintenance cycle and acceleration of the implementation of several important ethanol plant energy efficiency upgrades to the Keyes Plant during the first five months of 2023 coupled with decrease in average price of ethanol by 13% and WDG by 24%.

California Dairy Renewable Natural Gas. During the years ended December 31, 2023 and 2022, we produced and sold 194.2 thousand and 8.4 thousand MMBtu ("million British thermal units") of Renewable Natural Gas ("RNG"), to an external party at an average price of $5.12 and $25 per MMBtu, respectively, and we also sold 48.6 MMBtu to an intercompany party during the year ended December 31, 2022.   In addition, we entered into agreement with a marketing partner to dispense RNG into transportation vehicles, which allowed us to begin generating D3 RINs in 2023 as a new revenue stream that did not previously exist. During the year ended December 31, 2023, we generated 1.4 million D3 RINs and sold them at an average price of $3.19 per D3 RIN.

India Biodiesel.  For the year ended December 31, 2023, the segment generated 97% of revenue from sales of biodiesel, and 3% from other sales, compared to 96% of sales from biodiesel, and 4% from other sales during the year ended December 31, 2022. The increase in revenues for the year ended December 31, 2023, compared to the year ended December 31, 2022, was due to an increase in the sales volume of biodiesel from 17.7 thousand metric tons to 60.5 thousand metric tons offset by decrease in average biodiesel price per metric ton to $1,232 from $1,526 per metric ton during the same period in 2022. The increase in revenues was primarily attributable to the Kakinada Plant obtaining and executing on the India government-sponsored OMC tenders and purchase contracts.

Cost of Goods Sold

Cost of goods sold consists primarily of feedstock, chemicals, direct costs (principally labor and labor related costs) and factory overhead. Depending on the costs of these inputs in comparison to the sales price of our end products, our gross margins at any given time can vary from positive to negative. Factory overhead includes direct and indirect costs associated with plant operations, including the cost of repairs and maintenance, consumables, maintenance, on-site security, insurance, depreciation, and inbound freight.

Our feedstock for California Ethanol is procured by J.D. Heiskell pursuant to the Heiskell Supply Agreement. Title to the corn passes to us when the corn is deposited into our weigh bin and entered into the production process. Our cost of feedstock is established by J.D Heiskell based on the Chicago Board of Trade pricing and includes rail, truck or ship transportation, local basis costs, and a handling fee paid to J.D. Heiskell. The credit term for the corn purchased from J.D. Heiskell is one day. Cost of goods sold also includes chemicals, plant overhead and out-bound transportation. Plant overhead includes direct and indirect costs associated with the operation of the Keyes Plant, including the cost of electricity and natural gas, maintenance, insurance, direct labor, depreciation and freight.

The feedstock for producing Renewable Natural Gas is supplied by dairy operators who lease us land and supply our digesters with their manure flush. Our cost of feedstock is established by manure supply agreements based on the value of the environmental attributes and the size of the dairy.

Substantially all of our feedstock for India Biodiesel is procured as crude palm stearin, a non-edible feedstock, from neighboring natural oil processing plants at a discount to refined palm oil or imported from international market when prices are viable.  Raw material is received by truck and title passes when the goods are loaded at our vendors’ facilities.  Credit terms vary by vendor. However, we generally receive 15 days of credit on the purchases. We purchase crude glycerin in the international market on letters of credit or advance payment terms.

The following table shows Cost of Goods Sold:

Fiscal Year Ended December 31 (in thousands)

			2023 vs 2022
	2023	2022	Inc/(dec)	% change

California Ethanol	$110,670	$241,211	$(130,541)	-54.1%
California Dairy Renewable Natural Gas	5,786	1,988	3,798	191.0%
India Biodiesel	68,244	19,838	48,406	244.0%
All other	-	13	(13)	-100.0%
Eliminations	-	(1,002)	1,002	-100.0%
Total	$184,700	$262,048	$(77,348)	-30%

California Ethanol.  We ground 11.5 million bushels of corn at an average price of $7.11 per bushel during the year ended December 31, 2023, compared to 20.2 million bushels of corn at an average price of $9.65 per bushel during the year ended December 31, 2022. The decrease in cost of goods for the year ended December 31, 2023, is mainly due to the extended shutdown from December 2022 to June 2023, as well as $8.2 million more in natural gas costs and $3.6 million more in transportation costs during 2022.

California Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance on the dairy digesters, production bonuses, and depreciation. The eliminations in 2022 relate to intercompany sales.

India Biodiesel.  The increase in cost of goods sold during the year ended December 31, 2023, compared to December 31, 2022, was attributable to an increase in the volume of biodiesel feedstock by 241% to 60.5 thousand metric tons during the year ended December 31, 2023, compared to 17.7 thousand metric tons during the year ended December 31, 2022, offset by a decrease in the average price of biodiesel feedstock by 1% to $838 per metric ton, compared to $843 per metric ton in the same period in 2022.

Gross Profit (loss)

Fiscal Year Ended December 31 (in thousands)

			2023 vs 2022
	2023	2022	Inc/(dec)	% change

California Ethanol	$(6,602)	$(13,017)	$6,415	-49.3%
California Dairy Renewable Natural Gas	(331)	(778)	447	-57.5%
India Biodiesel	8,950	8,273	677	8.2%
All other	-	(13)	13	-100.0%
Total	$2,017	$(5,535)	$7,552	-136%

California Ethanol. Gross loss decreased by 49.3% in the year ended December 31, 2023, primarily due to lower volumes of ethanol and WDG sold combined with lower ethanol and WDG prices offset by higher corn costs combined with increased costs in natural gas and transportation in the same period ending  December 31, 2022.

California Dairy Renewable Natural Gas. Gross loss reflects expenses incurred as we begin to ramp up our Dairy Renewable Natural Gas business including dairy manure payments, maintenance on the dairy digesters, production bonuses, and depreciation.

India Biodiesel. The increase in gross profit was attributable to the increase in sales and production of biodiesel to fulfill the government OMC tender offers.

Operating (income)/expense and non-operating (income)/expense

In 2023 and 2022, substantially all of our R&D expenses related to research and development activities in Minnesota. R&D expenses decreased in the year ended December 31, 2023, due to decreases in expenses related to research subcontract work.

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facilities expenses. SG&A expenses as a percentage of revenue were 21% in the year ended December 31, 2023, compared to 11% in the year ended December 31, 2022. The increase in SG&A percentage over sales was due to a decrease in sales and reclass of several cost of goods expenses to SG&A for the period when the plant did not operate during the first five months of 2023.  The increase in SG&A expenses in the year ended December 31, 2023, was primarily due to an increase in headcount, salaries and stock-based compensation of $4.7 million, an increase in professional fees of $0.9 million, an increase in depreciation and amortization of $1.7 million due to a reclass of cost of goods sold to SG&A, an increase in taxes, insurance, rent and utilities of $1.9 million, an increase in supplies and services of $0.6 million, and an increase in other costs of $1.6 million due to the reclass of cost of goods sold to SG&A which was offset by $0.8 million in rental income increase.

			2023 vs 2022
	2023	2022	Inc/(dec)	% change
Research and development expenses	$152	$180	$(28)	-16%
Selling, general and administrative expenses	39,266	28,686	$10,580	37%
Other expense (income):
Interest expense
Interest rate expense	32,995	21,407	$11,588	54%
Debt related fees and amortization expense	6,524	7,363	(839)	-11%
Accretion and other expenses of Series A preferred units	25,313	9,888	15,425	156%
Loss on debt extinguishment	-	49,386	(49,386)	-100%
Gain on litigation	-	(1,400)	1,400	-100%
Other income	(2,077)	(14,340)	12,263	-86%

Other expense (income) consists primarily of interest and amortization expense attributable to our debt facilities and accretion of biogas Series A preferred units. The cost of debt facilities includes stock or warrants issued as fees. The fair value of stock and warrants are amortized as expenses, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. Interest expense and debt related fees and amortization increased in the year ended  December 31, 2023, due to higher variable interest rates and higher debt balances from obtaining the Carbon Revolving line, Fuels Revolving line, and the construction loan with Greater Nevada Credit Union. The decrease in accretion and other expenses of the Series A Preferred Units was due to amendments obtained at lower interest costs and a $30.0 million payment on the Series A preferred units. Gain on litigation reflects the settlement of the EdenIQ lawsuit in the second quarter of 2022. Other expense (income) change r elates to a grant in the amount of $14.2 million received from the USDA's Biofuel Producer Program in 2022, created as part of the CARES Act, to compensate biofuel producers that experienced market losses due to the COVID-19 pandemic.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $2.7 million at December 31, 2023, of which $2.6 million was held in our North American entities and $0.1 million was held in our India entity. Our current ratio was 0.43 and 0.21, respectively, at December 31, 2023 and 2022. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings available, if any, under our senior debt facilities and our subordinated debt facilities, and any additional funds raised through sales of equity. The use of proceeds from all equity raises and debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities, and debt at the end of each period were as follows (in thousands):

	As of
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$2,667	$4,313
Current assets (including cash, cash equivalents, and deposits)	36,400	18,136
Current and long term liabilities (excluding all debt)	165,662	162,728
Current & long term debt	294,721	246,240

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.

We operate in a volatile market in which we have limited control over the major components of input costs and product revenues and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil, natural gas, LCFS credits, and D3 RINs. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrows, we require additional working capital to fund operations.

As a result of negative capital and negative operating results, and collateralization of substantially all of the Company assets, we have been reliant on our senior secured lender to provide additional funding and have been required to remit substantially all excess cash from operations to our senior lender. In order to meet obligations during the next twelve months, we will need to either refinance our debt or receive the continued cooperation of its senior lender. We plan to pursue the following strategies to improve the course of the business.

For the Keyes Plant, we plan to operate the plant and continue to improve its financial performance by adopting new technologies or process changes that increase energy efficiency, reduce costs, and enhance revenue, as well as execute upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon intensity, and overall margin improvement.

For our dairy RNG production, we plan to continue to operate our existing digesters as well as continue to build new dairy digesters and extend the existing pipeline. Funding for continued construction has been based on government guaranteed debt financing and grant programs.  We are seeking multiple sources of additional project funding to allow us to accelerate the addition of new digesters.  We began generating revenue from D3 RIN sales in 2023 and first generated revenue from the sale of LCFS credits in January 2024.  We will have a full year of revenue from both sources in 2024, which will provide significant increased liquidity.

For the Riverbank SAF/RD production plan, we are continuing with permitting, engineering and other development activities and seeking both debt and equity funds needed for development and construction.

For the Kakinada Plant, we plan to continue to enter into cost-plus contracts with the OMCs as our primary customer.  We also plan to continue to upgrade our plant to increase capacity and  expand feedstock flexibility.  We are also evaluating the production of additional products and developing channels for the export of allow. The Kakinada plant has had positive gross income during the last two years and we expect this to continue.  We also rely on our working capital lines with Gemini and Secunderabad Oils in India to fund our commercial arrangements for the acquisitions of feedstock.

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

As of December 31, 2023, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $177.2 million.  The maturity dates for the Third Eye Capital financing arrangements April 1, 2025, for $121.2 million (based on a February 2024 extension); March 1, 2025, for $32.5 million; and March 1, 2026, for $23.5 million. Our senior lender has provided a series of accommodating amendments to the existing and previous loan facilities as described in further detail in Note 4. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. However, future amendments or accommodations will continue to be at the discretion of the lender.

Change in Working Capital and Cash Flows

The following table describes changes in current and long-term debt (in thousands) during the year ended December 31, 2023:

Increases to debt:
Accrued interest	$33,870
Maturity date extension fee and other fees	2,329
Sub debt extension fees	680
Revolving Notes Series B draw	800
Fuels Revolving Line draw	15,065
Construction Loan draw	21,467
Working capital loan draw	40,040
Change in debt issuance costs, net of amortization	116
Total Increases to debt		$114,367
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(26,896)
Principal and interest payments to EB-5 investors	(213)
Term loan payments	(9)
Construction Term loan payments	(2,217)
Working capital loan payments	(36,551)
Total Decreases to debt		$(65,886)

Change in total debt		$48,481

Working capital changes reflect (i) a $13.6 million increase in inventories consisting mostly of raw material procurement in India and production of biodiesel, (ii) a $7.4 million increase in accounts receivable, (iii) a $0.9 million decrease in prepaid expenses, (iv) a decrease in other current assets of $0.2 million, and (v) a $1.6 million decrease in cash caused by India segment operational activities.

Cash provided by operating activities was $13.8 million, derived from a net loss of $46.4 million, non-cash charges of $46.2 million, and changes in operating assets and liabilities of $14.1 million. The non-cash charges consisted of: (i) $6.6 million in amortization of debt issuance costs and other intangible assets, (ii) $6.9 million in depreciation expenses, (iii) $7.7 million in stock-based compensation expense, (iv) $25.3 million in preferred unit accretion and other expenses of Series A preferred units, (v) $0.4 million in fair value of warrants issued, and (vi) $25 thousand of impairment loss on intangibles. Net changes in operating assets and liabilities consisted primarily of an increase in (i) inventories of $13.8 million, (ii) accounts receivable of $7.4 million, (iii) other assets of $2.0 million, (iv) an increase in accounts payable of $13.7 million, (v) and an increase in accrued interest and fees of $23.6 million. This was partially offset by (i) a decrease in prepaid expenses of $1.8 million and (ii) a decrease in other liabilities of $1.8 million.

Cash used by investing activities was $23.7 million, of which $5.7 million was used for capital projects in the Keyes Plant, $24.7 million was used for capital projects associated with production of Renewable Natural Gas, $1.3 million for capital projects at the India Plant, and $1.4 million related to all other capital projects. This was partially offset by grant proceeds of $9.4 million.

Cash provided by financing activities was $9.1 million, consisting primarily of $75.5 million proceeds from borrowings, $0.1 million from stock option exercises, and $21.7 million from issuance of common stock, offset by repayments of borrowings of $56.1 million, debt renewal and waiver fee payments of $1.7 million, Series A preferred financing payments of $30.0 million, and payments on finance leases of $0.4 million.

In October 2020, we commenced an at-the-market stock sales program, which allows us to sell and issue shares of our common stock into the publicly traded markets.  During the year ended December 31, 2023, we issued 4.5 million shares of common stock under the at-the-market offering program for net proceeds of $21.7 million net of commissions and offering related expenses.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2023.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies and estimates, defined as those policies and estimates that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, Series A Preferred unit liability, and debt modification and extinguishment accounting.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. In March and April 2016, the FASB issued further revenue recognition guidance amending principal versus agent considerations regarding whether an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted this guidance on January 1, 2019, using the modified retrospective approach. There was no cumulative impact to retained earnings. We assess all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition.

We derive revenue primarily from sales of ethanol and related co-products, renewable natural gas, and biodiesel pursuant to supply agreements and purchase order contracts. We assess the following criteria under the ASC 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

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

California Ethanol:  On May 25, 2023, we entered into the second amendment to the Aemetis Keyes Grain Procurement and Working Capital Agreement with J.D. Heiskell, the second amendment to the Corn Procurement and Working Capital Agreement with J.D. Heiskell, and the second amendment to the Keyes Ethanol and Corn Tank Lease with J.D. Heiskell. The amendments provide that J.D. Heiskell will buy all ethanol, WDG, CDS, and Corn Oil produced by the Keyes Plant and sell those products to customers designated by us and pay us the same price as it receives, (ii) J.D. Heiskell will lease our ethanol product storage tanks at the Keyes Plant, and (iii) Aemetis will provide J.D. Heiskell with payments sufficient to provide working capital credit sufficient to pay for four days of grain.  Given the similarity of the individual sales transactions with J.D. Heiskell, we have assessed them as a portfolio of similar contracts. Prior to May 25, 2023, the performance obligation was satisfied by delivery of the physical product from our finished goods tank to our customer’s contracted trucks. Effective on May 25, 2023, the performance obligation for ethanol sales is satisfied by delivery of the physical product to the finished goods tank leased by J.D. Heiskell. The transaction price is determined based on daily market prices negotiated by Murex for ethanol and by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. The transaction price is allocated to one performance obligation.

The below table shows our sales in California Ethanol by product category:

California Ethanol	For the twelve months ended December 31,
	2023	2022
Ethanol sales	$78,403	$165,876
Wet distiller's grains sales	21,963	50,930
Other sales	3,702	11,388
	$104,068	$228,194

In addition to selling our products to J.D. Heiskell, we also buy the corn that we use as feedstock to produce ethanol from J.D. Heiskell. We consider the purchase of corn as a cost of goods sold and consider the sale of ethanol as revenue upon transfer to the finished goods tank and consider the sale of WDG, CDO, and CDS as revenue, upon trucks leaving the Keyes Plant with the product. Shipments of ethanol and WDG are billed net of the related transportation and marketing charges. The transportation component is accounted for in cost of goods sold and the marketing component is accounted for in sales, general and administrative expense. Transportation and marketing charges are known within days of the transaction and are recorded at the actual amounts. We have elected an accounting policy under which these charges have been treated as fulfillment activities provided after control has transferred. As a result, these charges are recognized in cost of goods sold and selling, general and administrative expenses, respectively, and revenues are recorded at the gross invoiced amount.

California Renewable Natural Gas:  We recognize revenue from the sale of Renewable Natural Gas, D3 RINs, and LCFS Credits. The RNG is transported through a regional natural gas pipeline to our customer, and we recognize sales of the gas molecules concurrent with the injection into the pipeline.  We have entered into a contract with a regional transportation fuel supply company to dispense the RNG for transportation use in conformance with the book-and-claim accounting rules of the RFS and LCFS programs. We generate D3 RINs concurrent with the dispensing activity. We may hold the D3 RINs or sell them, and we generate associated revenue at the time of sale. We generate LCFS credits on a quarterly basis that are associated with RNG dispensed two quarters prior. We may hold or sell the LCFS credits, and we generate associated revenue at the time of sale.  We first generated revenue from the sale of D3 RINs in the third quarter of 2023 and first generated revenue from the sale of LCFS credits in the first quarter of 2024.

India Biodiesel:  We sell products pursuant to purchase orders (written or verbal) or by contract with governmental or international parties, in which performance is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined based on reference market prices for biodiesel, refined glycerin, and Palm Fatty Acid Distillers (“PFAD”) net of taxes. There is no transaction price allocation needed.

The following table shows our sales in India Biodiesel by product category:

India Biodiesel	For the twelve months ended December 31,
	2023	2022
Biodiesel sales	$74,503	$27,041
Other sales	2,691	1,070
	$77,194	$28,111

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, plant and equipment.  We review long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset groups may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, we record an impairment charge in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

The impairment test for long-lived asset groups requires us to make estimates regarding amount and timing of projected cash flows to be generated by an asset or asset group over an extended period of time.  Management judgment regarding the existence of circumstances that indicate impairment is based on numerous potential factors including, but not limited to, a decline in our future projected cash flows, a decision to suspend operations at a plant for an extended period of time, adoption of our product by the market, a sustained decline in our market capitalization, a sustained decline in market prices for similar assets or businesses, or a significant adverse change in legal or regulatory factors or the business climate.  Significant management judgment is required in determining the fair value of our long-lived assets to measure impairment, including projections of future cash flows. Fair value is determined through various valuation techniques including discounted cash flow models, market values and third-party independent appraisals, as considered necessary.  Changes in estimates of fair value could result in a write-down of the asset in a future period.

Long-term assets are analyzed based on their line items on the consolidated balance sheet and the lowest level where the asset groups are expected to generate cash flow. We consider the lowest level asset group as one where the value of the asset becomes independent from the other assets and has the ability to operate on an independent basis, and results in a functional unit.  We therefore group the reporting units into the following: the Keyes, California ethanol plant, the Kakinada, India biodiesel plant, the Central California Dairy Digester Network, the Riverbank, California Carbon Zero plant under development, the Goodland Energy Center LLC, which consists of a partially completed dry-mill, and the Carbon Capture Sequestration asset group under development. These asset groups represent our significant long-lived assets. Both the Keyes and Kakinada plants have been operated efficiently and no asset groups showed indicators of impairment, therefore no impairment test was needed for our Company’s long-lived assets.

Series A Preferred unit liability and Testing for Debt Modification or Extinguishment Accounting

During 2023 and 2022, we evaluated amendments to our debt under the ASC 470-50 guidance for modification and extinguishment accounting and under ASC 470-60 for Troubled Debt Restructuring. The evaluation for troubled debt restructuring included assessing whether the Company is experiencing financial difficulties and whether the creditor granted a concession. To determine whether the Company is experiencing financial difficulties, we evaluate if the payments on debt made on time, forecasting of cash flows, and other ways if the Company can meet its upcoming obligations. To determine whether a concession is granted, we calculate the post-restructuring effective interest rate by projecting cash flows on the new terms and calculating a discount rate equal to the carrying amount of pre-restructuring debt and comparing this calculation to the terms of prior amendments.  If the post restructuring effective interest rate is less than the prior terms effective interest rate, we assess this as having been granted a concession. We then apply troubled debt restructuring accounting to any debt in which the creditor granted a concession. The above evaluation determines if there is no troubled debt restructuring, then the evaluation for modification and extinguishment includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where our future cash flows change more than 10 percent, we record our debt at fair value based on factors available to us for similar borrowings and use the extinguishment accounting method to account for the debt extinguishment.

Recently Issued Accounting Pronouncements

Refer to Note 1 of the Financial Statements for a description of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

AEMETIS, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 28, 2024, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

We determined the adequacy of the available commitment on the reserve liquidity facility and the Company's overall cash flow projections to be a critical audit matter because management’s plan includes certain significant assumptions related to the Company's cash flow needs. Auditing management’s assumptions related to the Company's cash flow needs involved a high degree of auditor judgment and increased audit efforts.

Our audit procedures related to the Company’s liquidity evaluation and the adequacy of the commitment on the reserve liquidity facility included the following, among others:

●

We evaluated the reasonableness of forecasted cash needs, for at least one year from the financial statement issuance date, by comparing to historical operating results as well as external forecasted market data for both ethanol and corn.

●

We evaluated the reasonableness of management’s estimated reduction in current liabilities from the Company's cash needs for a period of greater than a year from the financial statement issuance date by evaluating subordination agreements that are in place and the ability for the company to defer interest payments on various debt agreements.

●

We evaluated management’s forecasted cash needs, for at least one year from the financial statement issuance date, in the context of other audit evidence obtained, including, but not limited to, board of director minutes and investor presentation to determine whether the other audit evidence supported or contradicted the forecast.

●	We tested the subsequent event activity related to additional cash available or needs to additional funding of working capital.

●

We tested the Company's ability to maintain compliance with covenants, for at least one year from the financial statement issuance date, under the existing loan agreements and the ability of the Company's senior lender to provide the additional funding under the amended reserve liquidity facility.

Investment Tax Credit Sale

As disclosed in Note 1 of the consolidated financial statements, the Company entered into an investment tax credit sale agreement with a third-party resulting in a $55.2 million income tax benefit recognized for the year ended December 31, 2023.

We determined the Company's investment tax credit sale to be a critical audit matter as there was a high degree of auditor judgment and increased audit effort, including the use of income tax and revenue recognition specialists, when performing procedures to evaluate the appropriateness of the accounting determinations for the investment tax credit sale.

Our audit procedures related to the investment tax credit sale included the following, among others:

●	We read the relevant investment tax credit sale documents and compared to the terms to the Company's accounting documentation.

●

We evaluated the Company's accounting determination and the application of the relevant accounting guidance, including an evaluation of audit evidence regarding the determination that control of the investment tax credit had been transferred to the purchaser.

/s/ RSM US LLP

We have served as the Company's auditor since 2012.

Des Moines, Iowa

March 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Aemetis, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company and our report dated March 28, 2024 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

●

There were ineffective information technology general controls (ITGCs) and segregation of duties, specifically in the areas of user access, passwords, change-management, and third-party service provider report review over certain information technology systems used in the Company’s financial reporting processes. As a result of the pervasive impact of these controls, automated and manual business process controls that are dependent on ITGCs and appropriate segregation of duties were also ineffective.

●

There were ineffective controls relating to the Company maintaining sufficient personnel in the proper roles to allow for timely and precise completion and documentation of the performance of controls. As a result of this deficiency, we note that all financial statement transaction cycles could be impacted such that material misstatements may not be detected in a timely manner. We specifically note the following items impacted by this deficiency that rise to the level of a material weakness:

o	Controls over the amount of revenue recognized for ethanol sales and wet distillers grain sales were ineffective due to a lack of verification of prices invoiced.
o

Controls over debt covenants, debt classification, and going concern were ineffective due to untimely completion, imprecise review of inputs, and insufficient written documentation regarding the performance of related controls.

o	Controls over financial statement tie outs were ineffective due to untimely completion of such review.
o	Controls over cash were ineffective due to untimely performance of bank reconciliations performed on related cash accounts.
o

Controls over property, plant and equipment and related depreciation expense and accumulated depreciation were ineffective due to the untimely performance of such review and reconciliation of such accounts.

o	Controls over income tax disclosures were ineffective due to imprecise review and approval of the income tax provision.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 28, 2024 on those financial statements.

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

/s/ RSM US LLP

Des Moines, Iowa

March 28, 2024

AEMETIS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2023 and 2022

(In thousands except for par value)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents ($1,093 and $165 respectively from VIE)	$2,667	$4,313
Accounts receivable ($55 and $165 respectively from VIE)	8,633	1,264
Inventories, net of allowance for excess and obsolete inventory of $1,040 as of December 31, 2023 and 2022	18,291	4,658
Prepaid expenses ($1,438 and $858 respectively from VIE)	3,347	4,248
Other current assets ($289 and $725 respectively from VIE)	3,462	3,653
Total current assets	36,400	18,136

Property, plant and equipment, net ($81,966 and $71,633 respectively from VIE)	195,108	180,441
Operating lease right-of-use assets ($145 and $224 respectively from VIE)	2,056	2,449
Other assets ($4,881 and $3,458 respectively from VIE)	9,842	6,088
Total assets	$243,406	$207,114

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($3,815 and $9,192 respectively from VIE)	$32,132	$26,168
Current portion of long term debt ($190 and $0 from VIE)	13,585	12,465
Short term borrowings ($9 and $19,831 respectively from VIE)	23,443	36,754
Mandatorily redeemable Series B convertible preferred stock	4,521	4,082
Current portion of operating lease liability ($48 and $41 respectively from VIE)	406	338
Other current liabilities ($0 and $645 respectively from VIE)	10,302	8,474
Total current liabilities	84,389	88,281
Long term liabilities:
Senior secured notes and revolving notes	176,476	155,843
EB-5 notes	29,500	29,500
Other long term debt ($40,857 and $31 respectively from VIE)	51,717	11,678
Series A preferred units ($113,189 and $116,000 respectively from VIE)	113,189	116,000
Operating lease liability ($67 and $115 respectively from VIE)	1,783	2,189
Other long term liabilities	3,329	5,477
Total long term liabilities	375,994	320,687

Stockholders' deficit:
Series B convertible preferred stock, $0.001 par value; 7,235 authorized; 0 and 1,270 shares issued and outstanding each period, respectively (aggregate liquidation preference of $0 and $3,810 respectively)	-	1
Common stock, $0.001 par value; 80,000 authorized; 40,966 and 35,869 shares issued and outstanding each period, respectively	41	36
Additional paid-in capital	264,058	232,546
Accumulated deficit	(475,405)	(428,985)
Accumulated other comprehensive loss	(5,671)	(5,452)
Total stockholders' deficit	(216,977)	(201,854)
Total liabilities and stockholders' deficit	$243,406	$207,114

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED December 31, 2023 and 2022

(In thousands, except for earnings per share)

	For the years ended December 31,
	2023	2022
Revenues	$186,717	$256,513
Cost of goods sold	184,700	262,048
Gross (loss) profit	2,017	(5,535)

Research and development expenses	152	180
Selling, general and administrative expenses	39,266	28,686
Operating loss	(37,401)	(34,401)

Other expense (income):
Interest expense
Interest rate expense	32,995	21,407
Debt related fees and amortization expense	6,524	7,363
Accretion and other expenses of Series A preferred units	25,313	9,888
Loss on debt extinguishment	-	49,386
Gain on litigation	-	(1,400)
Other income	(2,077)	(14,340)
Loss before income taxes	(100,156)	(106,705)
Income tax expense (benefit)	(53,736)	1,053
Net loss	$(46,420)	$(107,758)

Other comprehensive (loss)
Foreign currency translation loss	(219)	(1,102)
Comprehensive loss	$(46,639)	$(108,860)

Net loss per common share
Basic	$(1.22)	$(3.12)
Diluted	$(1.22)	$(3.12)

Weighted average shares outstanding
Basic	38,061	34,585
Diluted	38,061	34,585

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2023 and 2022

(In thousands)

	For the year ended December 31,
	2023	2022
Operating activities:
Net loss	$(46,420)	$(107,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	7,660	6,410
Depreciation	6,933	5,535
Debt related fees and amortization expense	6,524	7,363
Intangibles and other amortization expense	72	46
Accretion and other expenses of Series A preferred units	25,313	9,888
Warrants issued for working capital agreement	409	-
Loss on asset disposals	-	47
Loss on debt extinguishment	-	49,386
Gain on litigation	-	(1,400)
Loss on lease termination	-	736
Deferred tax (benefit) expense	(750)	832
Changes in operating assets and liabilities:
Accounts receivable	(7,422)	294
Inventories	(13,843)	360
Prepaid expenses	1,838	1,777
Other assets	(2,016)	(3,941)
Accounts payable	13,726	2,183
Accrued interest expense and fees	23,558	15,501
Other liabilities	(1,757)	(10,125)
Net cash provided by (used in) operating activities	13,825	(22,866)

Investing activities:
Capital expenditures	(33,119)	(39,157)
Grant proceeds received for capital expenditures	9,432	7,851
Net cash used in investing activities	(23,687)	(31,306)

Financing activities:
Proceeds from borrowings	75,482	69,356
Repayments of borrowings	(56,130)	(26,266)
Lender debt renewal and waiver fee payments	(1,681)	(1,169)
Payments on Series A preferred financing	(30,000)	-
Payments on finance leases	(428)	(481)
Proceeds from issuance of common stock in equity offering	21,718	11,987
Proceeds from the exercise of stock options	133	206
Net cash provided by financing activities	9,094	53,633

Effect of exchange rate changes on cash and cash equivalents	49	(213)
Net change in cash and cash equivalents for period	(719)	(752)
Cash, cash equivalents, and restricted cash at beginning of period	6,999	7,751
Cash, cash equivalents, and restricted cash at end of period	6,280	6,999

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$9,813	$19,515
Income taxes paid	20	10
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Debt fees added to revolving lines	-	800
Fair value of warrants issued to subordinated debt holders	1,278	1,939
Fair value of stock issued to a related party for guarantee fees	-	2,012
Fair value of warrants issued to lender for debt issuance costs	318	3,158
Fair value of stock issued to lender	-	1,335
Lender debt extension, waiver, and other fees added to debt	-	583
Capital expenditures in accounts payable	7,900	15,411
Payment of debt added to revolving lines	-	16,266
Operating lease liabilities arising from obtaining right of use assets	-	306
Financing lease liabilities arising from obtaining right of use assets	-	2,932
Capital expenditures purchased on financing	-	290

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2023 and 2022

(In thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	Total

Balance at December 31, 2021	1,275	$1	33,461	$33	$205,305	$(321,227)	$(4,350)	$(120,238)
								-
Issuance of common stock	-	-	1,885	3	15,530	-	-	15,533
Series B conversion to common stock	(5)	-	1	-	-	-	-	-
Stock options exercised	-	-	296	-	205	-	-	205
Stock-based compensation	-	-	-	-	6,410	-	-	6,410
Issuance and exercise of warrants	-	-	226	-	5,096	-	-	5,096
Foreign currency translation loss	-	-	-	-	-	-	(1,102)	(1,102)
Net loss	-	-	-	-	-	(107,758)	-	(107,758)
Balance at December 31, 2022	1,270	1	35,869	36	232,546	(428,985)	(5,452)	(201,854)

Issuance of common stock	-	-	4,499	4	21,714	-	-	21,718
Series B conversion to common stock	(1,270)	(1)	127	1	-	-	-	-
Stock options exercised	-	-	183	-	133	-	-	133
Stock-based compensation	-	-	-	-	7,660	-	-	7,660
Issuance and exercise of warrants	-	-	288	-	2,005	-	-	2,005
Foreign currency translation loss	-	-	-	-	-	-	(219)	(219)
Net loss	-	-	-	-	-	(46,420)	-	(46,420)
Balance at December 31, 2023	-	$-	40,966	$41	264,058	$(475,405)	$(5,671)	$(216,977)

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc. (formerly AE Biofuels, Inc.), a Delaware corporation, and its subsidiaries (collectively, “Aemetis” or the “Company”):

●	Aemetis Americas, Inc., a Delaware corporation, and its subsidiary AE Biofuels, Inc., a Delaware corporation;
●	Aemetis International, Inc., a Nevada corporation, and its subsidiary International Biofuels Ltd, a Mauritius corporation, and its subsidiary Universal Biofuels Private Limited, an India company;
●	Aemetis Technologies, Inc., a Delaware corporation;
●	Aemetis Biofuels, Inc., a Delaware corporation, and its subsidiary Energy Enzymes, Inc., a Delaware corporation;
●

AE Advanced Fuels, Inc., a Delaware corporation, and its subsidiaries Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, and Aemetis Property Keyes, Inc., a Delaware corporation;

●	Aemetis Advanced Fuels, Inc., a Nevada corporation;
●

Aemetis Advanced Products Keyes, Inc., a Delaware corporation, and its subsidiaries Aemetis Properties Riverbank, Inc., a Delaware corporation, Aemetis Health Products, Inc., a Delaware corporation; and Aemetis Riverbank, Inc., a Delaware corporation, and its subsidiary Aemetis Advanced Products Riverbank, Inc., a Delaware corporation;

●	Aemetis Advanced Biorefinery Keyes, Inc., a Delaware corporation;
●	Aemetis Carbon Capture, Inc. a Nevada corporation;
●	Aemetis Biogas LLC, a Delaware Limited Liability Company and its subsidiaries Aemetis Biogas Services LLC, a Delaware Limited Liability Company, and Aemetis Biogas Holdings LLC, a Delaware Limited Liability Company, and its subsidiaries Aemetis Biogas 1 LLC, a Delaware Limited Liability Company, Aemetis Biogas 2 LLC, a Delaware Limited Liability Company, Aemetis Biogas 3 LLC, a Delaware Limited Liability Company, Aemetis Biogas 4 LLC, a Delaware Limited Liability Company, Aemetis Biogas 5 LLC, a Delaware Limited Liability Company, Aemetis Biogas 6 LLC, a Delaware Limited Liability Company, Aemetis Biogas 7 LLC, a Delaware Limited Liability Company, and Aemetis Biogas 8 LLC, a Delaware Limited Liability Company;
●	Goodland Advanced Fuels, Inc., a Nevada corporation.

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as, “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the operation, acquisition, development, and commercialization of innovative low and negative carbon intensity products and technologies that replace traditional petroleum-based products. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be reportable segments and are collectively represented by the “All Other” category. Our mission is to generate sustainable and innovative renewable fuel solutions that benefit communities and restore our environment. We do this by building a local circular bioeconomy utilizing agricultural waste to produce low and negative carbon, advanced renewable fuels that reduce greenhouse gas ("GHG") emissions and improve air quality by replacing traditional petroleum-based products.

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

Revenue Recognition. We derive revenue primarily from sales of ethanol and related co-products in California Ethanol segment, renewable natural gas for California Dairy Renewable Natural Gas segment, and biodiesel in India Biodiesel segment pursuant to supply agreements and purchase order contracts. We assess the following criteria under the ASC 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

California Ethanol:  From 2022 until the second quarter of 2023, we sold our ethanol production to Murex who marketed it to oil companies as a gasoline blend stock.  Starting in the second quarter of 2023, we began selling all our ethanol to J.D. Heiskell who sells it to customers designated by us, and we have designated Murex, who continues to market the product.  J.D. Heiskell does not charge a fee for reselling the ethanol but they receive the payments from the ultimate customer.  We also buy our corn feedstock from J.D. Heiskell, and J.D. Heiskell pays us the net balance between ethanol and other product sales and our corn purchases.  Our accounting (i) treats us as the purchaser/customer for corn purchases from J.D. Heiskell and we record the full purchase cost in cost-of-good sold, and (ii) treats us as the seller for ethanol and other product sales, so we treat all sales as revenue.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Given the similarity of the individual sales transactions with J.D. Heiskell, we have assessed them as a portfolio of similar contracts. Prior to May 25, 2023, the performance obligation was satisfied by delivery of the physical product from our finished goods tank to our customer’s contracted trucks. Effective on May 25, 2023, the performance obligation is satisfied by delivery of the physical product to our finished goods tank leased by J.D. Heiskell. The transaction price is determined based on daily market prices and quarterly contract pricing negotiated by Murex for its customers for ethanol and based on dry distillers' market and local demand by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. The transaction price is allocated to one performance obligation.

During the last two weeks of December 2022, we undertook an extended maintenance cycle and accelerated the implementation of several important ethanol plant energy efficiency upgrades. Our decision was partly driven by the high natural gas prices in California during the period. Furthermore, after monitoring natural gas pricing and margin profitability, we decided to extend the maintenance cycle into the first and second quarters of 2023 and restarted the plant at the end of May 2023.

The following table shows our sales in California Ethanol by product category:

California Ethanol	For the twelve months ended December 31,
	2023	2022
Ethanol sales	$78,403	$165,876
Wet distiller's grains sales	21,963	50,930
Other sales	3,702	11,388
	$104,068	$228,194

California Dairy Renewable Natural Gas: Our facilities as of December 31, 2023, consist of seven anaerobic digesters that process feedstock from dairies into biogas, a 26-mile collection pipeline leading to a central upgrading hub, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel.  During 2023, Renewable Natural Gas ("RNG") produced at our seven operating dairy digesters was delivered to the regional natural gas pipeline.  In connection with dispensing the RNG, we also began generating and inventorying sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard credits ("LCFS"). We began selling D3 RINs in the third quarter of 2023 and began selling LCFS credits in the first quarter of 2024. We recognize revenue from sales of RNG concurrent with our production and injection into the transportation pipeline.  We recognize revenue from sales of D3 RINs and LCFS credits at the time we sell the credits.

Dairy Renewable Natural Gas	For the twelve months ended December 31,
	2023	2022
Molecule and RIN sales	$5,455	$208

India Biodiesel: We sell products pursuant to purchase orders (written or verbal) or by contract with governmental or international parties, in which performance is satisfied by delivery and acceptance of the physical product. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined based on reference market prices for biodiesel, refined glycerin, and PFAD net of taxes. Transaction price is allocated to one performance obligation.

The following table shows our sales in India by product category:

India Biodiesel	For the twelve months ended December 31,
	2023	2022
Biodiesel sales	$74,503	$27,041
Other sales	2,691	1,070
	$77,194	$28,111

Cost of Goods Sold. Cost of goods sold includes those costs directly associated with the production of revenues, such as raw material consumed, factory overhead, and other direct production costs.  During periods of idle plant capacity from January to May 2023, costs otherwise charged to cost of goods sold are reclassified to selling, general and administrative expense.

Shipping and Handling Costs. When incurred, shipping and handling costs are classified as a component of cost of goods sold in the accompanying consolidated statements of operations.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Research and Development. Research and development costs are expensed as incurred, unless they have alternative future uses to the Company.

Cash, Cash Equivalents, and Restricted Cash. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at various financial institutions domestically and abroad. The Federal Deposit Insurance Corporation insures domestic cash accounts. The Company’s accounts at these institutions may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. Amounts included in restricted cash represent those required to be set aside by the AB1 and AB2 Loan Agreements with Greater Nevada Credit Union ("GNCU") and Magnolia Bank, respectively, and will be released at times specified in each agreement.

The following table reconciles cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheet to the total of the same such amounts shown in the statement of cash flows.

	As of
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$2,667	$4,313
Restricted cash included in other current assets	289	725
Restricted cash included in other assets	3,324	1,961
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$6,280	$6,999

Accounts Receivable.   The Company sells all of its products to J.D. Heiskell under the J.D. Heiskell Purchasing Agreement. Our third-party marketing partners arrange to buy ethanol and WDG generally without requiring collateral and sell directly to customers on a variety of terms including advanced payment terms, based on the size and creditworthiness of the customer. DCO and CDS are marketed and sold to various customers under the J.D. Heiskell Purchasing Agreement. The Company sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Usually, invoices are due within 30 days on net terms. Accounts receivable mostly consist of product sales made to large creditworthy customers. Trade accounts receivable are presented at original invoice amount, net of any allowance for doubtful accounts.

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

Inventories. Finished goods, raw materials, and work-in-process inventories are valued using methods that approximate the lower of cost (first-in, first-out) or net realizable value (NRV).  Distillers’ grains and related products are stated at NRV.  In the valuation of inventories, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Other current assets. The other current assets contain input tax credits of $1.6 million, employee advance receivables of $69 thousand, and advances to customers of $1.2 million by our India biodiesel segment.

Variable Interest Entities. We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other interests in is considered a variable interest entity (VIE). We consolidate VIEs when we are the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is still a VIE and, if so, whether we are the primary beneficiary. If we are not the primary beneficiary in a VIE, we account for the investment or other interests in a VIE in accordance with applicable GAAP.

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

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurement, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of asset groups may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset group and its estimated fair value. The Company has not recorded any impairment as of December 31, 2023 and 2022.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Grants Received.

California Energy Commission Low-Carbon Fuel Production Program. The Company has been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $3.8 million from the LCFPP as of  December 31, 2023, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. In 2019, the Company was awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company received all the awarded grant proceeds as of the second quarter of 2021. In  October 2020, the Company was awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $6.2 million from the CDFA 2020 grant program as of December 31, 2023, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In  May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank project. The Company receives funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the California Energy Commission did not extend the due date and would not move forward with this grant program. Given the nature of the project, the grant for reimbursement of capital expenditures of $1.7 million is presented with other current liabilities as of  December 31, 2023 and 2022

U.S. Department of Food and Agriculture Forest Service Grant. Aemetis Advanced Products Keyes (“AAPK”) has been awarded $245 thousand in matching grants from the U.S. Department of Food and Agriculture Forest Service (“US Forest Service”) under the Wood Innovation and Community Wood program. The grant reimburses the Company for continued development of technologies and processes to valorize forest waste for the production of cellulosic ethanol.  AAPK has received $166 thousand from the US Forest Service as reimbursement for actual allowable program costs incurred through December 31, 2023.

California Energy Commission Grant for Solar Microgrid, DSC and Battery Backup System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded an $8.0 million grant to design, construct and commission a grid-connected 1.56 MW photovoltaic microgrid and 1.25MW/2.5MWh Battery Energy Storage System integrated with an artificial intelligence-driven distributed control system (DCS). The grant requires $1.6 million in matching contribution in which the Company has made. AAFK received $4.4 million in grant funds from this program as reimbursement for actual expenditures incurred through  December 31, 2023. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Department of Forestry and Fire Protection Grant. AAPK has been awarded $2 million in matching grants from the CAL FIRE Business and Workforce Development Grant Program (“CAL Fire”) in  May 2022. This CAL Fire grant program reimburses AAPK for costs to design, construct, and commission a 2 million gallon per year cellulosic ethanol facility that will convert conifer biomass from forested regions of the Sierra Nevada into an ultra‐low carbon biofuel derived from 100% forest biomass (“CAL Fire Conversion Program”). AAPK must contribute $5.8 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the CAL Fire Conversion Program as reimbursement for actual costs through December 31, 2023.

California Department of Forestry and Fire Protection Grant. AAPK has been awarded $500 thousand in grants from CAL Fire in  May 2022. This CAL Fire grant program reimburses AAPK for costs to advance a new‐to‐the world technology that circumvents current limitations surrounding the extraction of cellulosic sugars by pioneering a novel route for deconstructing woody biomass using ionic liquids (“CAL Fire Extraction Program”). AAPK has received no grant funds from the CAL Fire Extraction Program as reimbursement for actual costs through  December 31, 2023.

U.S. Forest Service Community Wood Grant. Aemetis Advanced Products Riverbank (“AAPR”) has been awarded $642 thousand in matching grants from the U.S Forest Service Wood Innovations Program (“USFS”) in  May 2022. The USFS grant program reimburses AAPR for costs to design, construct, and commission a plant to produce cellulosic ethanol using preliminary research and development in partnership with the Joint Bioenergy Institute (JBEI). USFS grant funds will be used to complete the FEL-3 design phase of the entire process, construct a biomass pretreatment unit to extract sugars at the Aemetis Riverbank site and ferment sugars into ethanol at the Keyes Plant. AAPR must contribute $2.4 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the USFS grant program as reimbursement for actual costs through  December 31, 2023.

USDA Biofuel Producer Program Grant. During the second quarter of 2022, a grant in the amount of $14.2 million was received from the USDA’s Biofuel Producer Program, created as part of the CARES Act, to compensate biofuel producers who experienced market losses due to the COVID-19 pandemic. This was recorded in the other expense (income) section of the Consolidated Statements of Operations and Comprehensive Loss.

California Energy Commission Grant for Mechanical Vapor Recompression System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded a $6.0 million grant to design, construct and commission a mechanical vapor recompression (MVR) system. The additional evaporation stages will eliminate natural gas consumption and related greenhouse gas emissions in the evaporation portion of the process by installing metering equipment and software to monitor and optimize the plant’s energy consumption. The MVR system will compress vapor to a higher pressure and temperature so that it can be recycled multiple times as steam heat in the evaporation process, which will dramatically reduce natural gas use. The grant requires $5.3 million in matching contributions. AAFK has received no grant funds from this program as reimbursement for actual expenditures incurred through  December 31, 2023. Due to the uncertainty associated with the approval process under the grant program, the Company will recognize future grant proceeds received as a reduction of costs in the period when payment is received.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

PG&E A2313 Pipeline Interconnection Recovery Grant. In February 2023, Aemetis Biogas received $5 million from Pacific Gas and Electric (PG&E) as part of qualification under a California Public Utility Commission Biomethane incentive program reimbursing actual Aemetis Biogas costs to interconnect biogas cleanup hub with PG&E utility pipeline. Incentive payment earned after validating renewable natural gas flowed into PG&E interconnect successfully for required period of time.

Pacific Gas and Electric SEM Manufacturer’s Incentive Program. During the fourth quarter of 2022, AAFK received $374 thousand in PG&E SEM Incentive Program reimbursements for installing more efficient beer feed heat exchangers. Third party consultants verified the reduction in natural gas usages from the new heat exchangers to obtain the incentive program funds.

Investment Tax Credits. In the third quarter of 2023, the Company sold to a third-party purchaser certain transferrable Investment Tax Credits (ITCs) that had been generated by the Company from its investments in the California Dairy Renewable Natural Gas segment. The Company accounted for the ITC sale in accordance with ASC 740 by electing the flow-through method. The net value of the tax credits sale of $55.2 million is recorded as an income tax benefit in the income statement for the period ending December 31, 2023. The cash was received in October 2023, and it was used to make certain principal and interest payments on revolving notes and Series A preferred financing.

Income Taxes. The Company recognizes income taxes in accordance with ASC 740 Income Taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of enacted tax law. ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2023 and 2022, the Company recorded a full valuation allowance against its U.S. federal and state net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

Basic and Diluted Net Income (Loss) per Share.  Basic net loss per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  As the Company incurred a net loss for the years ended December 31, 2023 and 2022, potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of December 31, 2023 and 2022:

	As of
	December 31, 2023	December 31, 2022

Series B preferred (post split basis)	-	127
Common stock options and warrants	6,056	5,050
Debt with conversion feature at $30 per share of common stock	1,267	1,240
Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	7,323	6,417

Comprehensive Loss. ASC 220 Comprehensive Income requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. The Company’s other comprehensive loss and accumulated other comprehensive loss consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of our India subsidiary. The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

Foreign Currency Translation/Transactions. The Company’s India subsidiary operates in a local currency environment where the local currency is the functional currency used for transactions and accounting. Assets and liabilities of that subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date and the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Transactional gains and losses from foreign currency transactions are recorded in other (income) loss, net.

Fair Value of Financial Instruments. Financial instruments include accounts receivable, accounts payable, accrued liabilities, current and non-current portion of subordinated debt, notes payable, Series A preferred units, and long-term debt.  Due to the unique terms of our notes payable and long-term debt and the financial condition of the Company, the fair value of the debt is not readily determinable.  The fair value determined using level 3 inputs of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Share Based Compensation. We recognize share-based compensation expense in accordance with ASC 718 Stock Compensation, which requires the Company to recognize expenses related to the estimated fair value of the Company’s share-based compensation awards over the vesting period, adjusted to reflect only those shares that are expected to vest.

Commitments and Contingencies. We record and/or disclose commitments and contingencies in accordance with ASC 450 Contingencies.  ASC 450 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.

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

Troubled Debt Restructuring Accounting. The evaluation for troubled debt restructuring includes assessing whether the creditor granted a concession. To determine this, we calculate the post-restructuring effective interest rate by projecting cash flows on the new terms and calculating a discount rate equal to the carrying amount of pre-restructuring debt and comparing this calculation to the terms of prior amendments.  If the post restructuring effective interest rate is less than the prior terms effective interest rate, we assess this as having been granted a concession.  We then apply troubled debt restructuring accounting to any debt in which the creditor granted a concession.

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

Recently Adopted Accounting Pronouncements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses that are regularly provided to the CODM. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The amendments are effective for the Company’s annual periods beginning January 1, 2024, and for interim periods within fiscal years beginning January 1, 2025. Retrospective application is required, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements.

There were no other recently issued and effective authoritative guidance that are expected to have a material impact on the Company’s Consolidated Financial Statements through the reporting date.

2. Inventories

Inventories consist of the following:

	As of
	December 31, 2023	December 31, 2022
Raw materials	$9,907	$2,971
Work-in-progress	1,682	127
Finished goods	6,702	1,560
Total inventories	$18,291	$4,658

As of December 31, 2023 and December 31, 2022, the Company recognized a lower of cost or net realizable value of $58 thousand and $0.1 million respectively, related to inventory.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	December 31, 2023	December 31, 2022
Land	$7,345	$7,344
Plant and buildings	136,318	99,116
Furniture and fixtures	2,266	1,831
Machinery and equipment	14,982	15,209
Construction in progress	73,057	88,990
Property held for development	15,431	15,437
Finance lease right of use assets	2,889	3,045
Total gross property, plant & equipment	252,288	230,972
Less accumulated depreciation	(57,180)	(50,531)
Total net property, plant & equipment	$195,108	$180,441

Interest capitalized in property, plant, and equipment was $5.6 million and $11.1 million for the years ended December 31, 2023 and 2022, respectively.

Construction in progress includes costs for the biogas construction projects (dairy digesters and pipeline), Riverbank projects (sustainable aviation fuel and renewable diesel plant as well as carbon capture characterization well), and energy efficiency projects at the Keyes Plant. Property held for development is the partially completed Goodland Plant which is not ready for operation. Depreciation will begin for each project when the project is finalized and placed into service. Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

The Company recorded depreciation expense of approximately $6.9 million and $5.5 million respectively, for the years ended December 31, 2023 and 2022.

4. Debt

Debt consists of the notes from the Company’s senior lender, Third Eye Capital, acting as Agent for the Purchasers (Third Eye Capital), other working capital lenders and subordinated lenders as follows:

	December 31, 2023	December 31, 2022
Third Eye Capital term notes	$7,159	$7,141
Third Eye Capital revolving credit facility	20,922	60,602
Third Eye Capital revolving notes Series B	54,412	-
Third Eye Capital revenue participation term notes	12,011	11,963
Third Eye Capital acquisition term notes	26,655	26,578
Third Eye Capital Fuels Revolving Line	32,511	27,410
Third Eye Capital Carbon Revolving Line	23,486	22,710
Construction Loan	41,024	19,820
Cilion shareholder seller notes payable	7,028	6,821
Subordinated notes	17,625	15,931
EB-5 promissory notes	42,211	41,404
Working capital loans	3,827	-
Term loans on capital expenditures	5,850	5,860
Total debt	294,721	246,240
Less current portion of debt	37,028	49,219
Total long term debt	$257,693	$197,021

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

On  August 8, 2022, Third Eye Capital agreed to Limited Waiver and Amendment No. 24 to the Note Purchase Agreement ("Amendment No. 24") to: (i) provide that the maturity date of the Third Eye Capital Notes  may be further extended at our election to  April 1, 2024 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that such fee  may be added to the outstanding principal balance of each Note on the effective date of each such extension, and (ii) provide for a waiver for certain covenant defaults. As consideration for such amendment and waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.3 million in cash (the "Amendment No. 24 Fee").

On March 6, 2023, Third Eye Capital agreed to the Limited Waiver and Amendment No. 25 to the Note Purchase Agreement (“Amendment No. 25”) to: provide a waiver for the Keyes Plant Minimum Quarterly Production violation for the quarter ended March 31, 2023, in which the Borrowers did not meet the 10-million-gallon production requirement. As consideration for such waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million in cash.

On  May 4, 2023, Third Eye Capital agreed to the Limited Waiver and Amendment No. 26 to the Note Purchase Agreement (“Amendment No. 26”) to: provide a waiver for (i) the Keyes Plant Minimum Quarterly Production violation for the quarter ended June 30, 2023, in which the Borrowers did not meet the minimum production of 10 million gallons requirement and (ii) the lender agrees to waive the cash payment of certain fees which are required by the Third Eye Capital Notes and allowed these fees to be added to the outstanding balance of the Revolving Notes. As consideration for such waivers, the borrowers also agreed to pay Third Eye Capital an amendment and waiver fee of $0.1 million. We evaluated the terms of Amendment No. 26 and the maturity date extension in accordance with ASC 470-50 Debt – Modification and Extinguishment and ASC 470-60 Troubled Debt Restructuring and applied modification accounting treatment.

On  May 16, 2023, Third Eye Capital agreed to the Limited Waiver and Amendment No. 27 to the Note Purchase Agreement (“Amendment No. 27”) to: (i) provide that the maturity date of the Third Eye Capital Notes may be further extended at our election to April 1, 2025 in exchange for an extension fee equal to 1% of the Note Indebtedness in respect to each Note, provided that such fee may be added to the outstanding principal balance of each Note on the effective date of each such extension, (ii) create a new series of Revolving Notes ("Revolving Notes Series B"), and (iii) provide for the issuance of new Revolving Notes Series B to facilitate the funding. As consideration for such waivers, the borrowers also agreed to pay Third Eye Capital an amendment fee of $0.5 million, by adding the balance to the Revolving Notes Series B and issued a warrant exercisable for 80,000 shares of the Company's common stock with an exercise price of $2.00 per each share issuable under the warrant. We evaluated the terms of Amendment No. 27 in accordance with ASC 470-50 Debt – Modification and Extinguishment and ASC 470-60 Troubled Debt Restructuring and applied modification accounting treatment.

According to ASC 470-10-45 Debt–Other Presentation Matters, if it is probable that the Company will not be able to cure the default at measurement dates within 12 months, the related debt needs to be classified as current. To assess this guidance, the Company performed ratio and cash flow analysis using its cash flow forecast and debt levels for plant to debt ratio covenant over the next four quarters. The Company forecasted sufficient cash flows to reduce debt levels of Third Eye Capital and meet the operations of the Company. Based on this analysis, the Company believes that it is reasonably possible that through a combination of cash flows from operations, EB-5 investments, and proceeds from the sale of common stock, it will be able to meet the ratio of the note indebtedness covenant during the relevant period. In addition, in February 2024, Aemetis extended the maturity date by one year to April 1, 2025.  As such, the notes are classified as long-term debt as of December 31, 2023.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

On  March 25, 2024, the Company and Third Eye Capital Corporation entered into a “Limited Waiver and Amendment No. 28 to Amended and Restated Note Purchase Agreement” (“Amendment No. 28”) that (i) revised the loan covenant related to Keyes plant note indebtedness to exclude certain draws on Third Eye credit facilities and to exclude the "Redemption Fee," as defined in the Amended and Restated Note Purchase Agreement, and (ii) changed the maximum ratio of Note Indebtedness to the Keyes Plant market value to 120%. As consideration for Amendment No. 28, the Company agreed to pay Third Eye Capital an amendment fee of $0.1 million. We will evaluate the terms of Amendment No. 28 in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On March 6, 2020, we entered into a one-year reserve liquidity facility governed by a promissory note, payable to Third Eye Capital Corporation, in the principal amount of $18 million. On March 14, 2021, Third Eye Capital agreed to increase the amount available under the reserve liquidity facility to $70.0 million. On August 9, 2021, Third Eye Capital agreed to decrease the amount available under the reserve liquidity notes governed by a promissory note to $40.0 million. On March 25, 2024, the Company and Third Eye Capital entered into a "Seventh Amended and Restated Promissory Note" that increased the amount available under the Company's reserve liquidity facility to $85 million and extended the maturity date to  April 1, 2025. Borrowings under the Note are available until maturity on April 1, 2025. Interest on borrowed amounts accrues at a rate of 30% per annum, to be paid monthly in arrears, or 40% if an event of default has occurred and continues. Interest payments due may be capitalized into the principal balance of the Note. The Company will pay a standby fee of 2% per annum of the difference between the aggregate principal outstanding under the Note and the commitment, payable monthly arrears in either cash or stock. The Note also requires the Company to pay a fee in the amount of $0.5 million in connection with a request for an advance on the Note, provided that such fee may be added to the principal amount of the Note. The outstanding principal balance of the indebtedness evidenced by the Note, plus any accrued but unpaid interest and any other sums due thereunder, is due and payable in full on April 1, 2025. In addition, the Company must make payments on the Note with funds received from the closing of certain new debt or equity financing or transactions, as described in the Note. The Note is secured by liens and security interests upon the property and assets of the Company.

Terms of Third Eye Capital Notes

A.

Term Notes. As of December 31, 2023, the Company had $7.2 million in principal and interest outstanding under the Term Notes and $45 thousand unamortized debt issuance costs. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2025.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (22.25% as of December 31, 2023), payable monthly in arrears. Interest was accrued and accrued interest from all notes can be capitalized to the Revolving Credit Facility. The Revolving Credit Facility matures on April 1, 2025. As of December 31, 2023, AAFK had $21.9 million in principal and interest and waiver fees outstanding under the Revolving Credit Facility and $0.9 million unamortized discount issuance costs.

C.	Revolving Notes Series B. The Revolving Notes Series B accrues interest at the prime rate plus 13.75% (22.25% as of December 31, 2023) payable monthly in arrears. The Revolving Notes Series B matures on April 1, 2025. As of December 31, 2023, AAFK had $54.8 million in principal and interest and waiver fees outstanding and $0.4 million unamortized debt issuance costs under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Note bears interest at 5% per annum and matures on April 1, 2025. As of December 31, 2023, AAFK had $12.1 million in principal and interest outstanding on the Revenue Participation Term Notes and $81 thousand unamortized discount issuance costs.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (19.25% per annum as of December 31, 2023 and mature on April 1, 2025. As of December 31, 2023, Aemetis Facility Keyes, Inc. had $26.8 million in principal and interest and redemption fees outstanding and unamortized discount issuances costs of $184 thousand. The outstanding principal balance includes a total of $7.5 million in redemption fees on which interest is not charged.

F.

Reserve Liquidity Notes. The Reserve Liquidity Notes, with available borrowing capacity in the amount of $85.0 million, accrues interest at the rate of 30% per annum and are due and payable upon the earlier of: (i) the closing of new debt or equity financings, (ii) receipt from any sale, merger, debt or equity financing, or (iii) April 1, 2025. We have no borrowings outstanding under the Reserve Liquidity Notes as of December 31, 2023.

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

Third Eye Capital Revolving Credit Facility for Fuels and Carbon Lines. On  March 2, 2022, GAFI and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital , as administrative agent and collateral agent, and the lender party thereto (the “New Credit Facility”). The New Credit Facility provides for two credit facilities with aggregate availability of up to $100 million, consisting of a revolving credit facility with GAFI for up to $50 million (the “Fuels Revolving Line”) and a revolving credit facility with ACCI for up to $50 million (the “Carbon Revolving Line” and together with the Fuels Revolving Line, the “Revolving Lines”). The revolving loans made under the Fuels Revolving Line have a maturity date of  March 1, 2025 and will accrue a rate of interest per annum equal to the greater of (i) the prime rate plus 6.00% and (ii) ten percent (10.0%) (14.50% per annum as of December 31, 2023, and the revolving loans made under the Carbon Revolving Line will have a maturity date of  March 1, 2026 and accrue a rate of interest per annum equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%) (12.50% per annum as of December 31, 2023. The revolving loans made under the Fuels Revolving Line are available for working capital purposes and the revolving loans made under the Carbon Revolving Line are available for projects that reduce, capture, use or sequester carbon with the objective of reducing carbon dioxide emissions. In connection with the New Credit Facility, the Company agreed to issue to the lender under the New Credit Facility: (i) warrants entitling the lender to purchase 50,000 shares of common stock of the Company at an exercise price equal to $10.20 per share, exercisable for a five-year period from March 2, 2022; and (ii) warrants entitling holders thereof to purchase 250,000 shares of common stock of the Company, at an exercise price equal to $20.00 per share, exercisable for a ten-year period from March 2, 2022. In addition, under the Fuels Revolving Line, we issued 100,000 shares of common stock to existing note holders under the GAFI note purchase agreement. The shares were accounted at fair value and are being amortized over the life of the Fuels Revolving Line. Upon closing of the New Credit Facility, the Company drew on the revolving lines to repay $16.0 million on the higher interest rate AAFK Revolving Credit Facility, $6.1 million in property taxes, and to fund the capital projects and working capital projects.

As of  December 31, 2023., GAFI had $33.9 million in principal and interest outstanding and $1.3 million unamortized debt issuance costs. As of  December 31, 2023, ACCI had $25.2 million in principal and interest outstanding and $1.7 million in unamortized debt issuance costs.

Cilion shareholder seller notes payable.  In connection with the Company’s merger with Cilion, Inc., (Cilion) on July 6, 2012, the Company issued $5.0 million in notes payable to Cilion shareholders (Cilion Notes) as merger compensation, subordinated to the Third Eye Capital Notes.  The Cilion Notes bear interest at 3% per annum and are due and payable after the Third Eye Capital Notes have been paid in full.  As of December 31, 2023, Aemetis Facility Keyes, Inc. had $7.0 million in principal and interest outstanding on the Cilion Notes.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $0.9 million and $2.5 million in original notes to the investors (Subordinated Notes). The Subordinated Notes mature every six months. Upon maturity, the Subordinated Notes are renewable automatically at the Company's election for six month periods with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full.

On  January 1, 2023, the maturity on two Subordinated Notes was extended until the earlier of (i)  June 30, 2023; (ii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A $90 thousand and $250 thousand cash extension fee was paid by adding the fee to the balance of the new Subordinated Notes and 113 thousand common stock warrants were granted with a term of two years and an exercise price of $0.01 per share. On  July 1, 2023, the maturity on two Subordinated Notes was extended until the earlier of (i)  December 31, 2023; (ii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A $90 thousand and $250 thousand cash extension fee was paid by adding the fee to the balance of the new Subordinated Notes and 113 thousand common stock warrants were granted with a term of two years and an exercise price of $0.01 per share. The Company evaluated the  January 1, 2023 and  July 1 2023 amendments and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.

On  January 1, 2024, the maturity on two Subordinated Notes was extended until the earlier of (i)  June 30, 2024; (ii) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A $90 thousand and $250 thousand cash extension fee was paid by adding the fee to the balance of the new Subordinated Notes and 113 thousand common stock warrants were granted with a term of two years and an exercise price of $0.01 per share.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

At December 31, 2023 and 2022, the Company had, in aggregate, the amount of $17.6 million and $15.9 million in principal and interest outstanding, respectively, under the Subordinated Notes.

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

Advanced BioEnergy, LP arranges investments with foreign investors, who each make loans to the Keyes Plant in increments of $0.5 million. The Company has sold an aggregate principal amount of $36.0 million of EB-5 Notes under the EB-5 Phase I funding since 2012 to the date of this filing. As of December 31, 2023, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow.  As of December 31, 2023, $37.9 million in principal and interest was outstanding on the EB-5 Notes sold under the EB-5 Phase I funding.

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

The Company has sold an aggregate principal amount of $4.0 million of EB-5 Notes under the EB-5 Phase II funding since 2016 to the date of this filing. As of December 31, 2023, $4.0 million has been released from escrow to the Company and $46.8 million remains to be funded to escrow. As of December 31, 2023, $4.3 million was outstanding on the EB-5 Notes under the EB-5 Phase II funding.

Working capital loans. On July 26, 2022, the Company entered into a short-term loan with Secunderabad Oils Limited in an amount not to exceed $1.88 million. On August 1, 2022, the Company entered into a short-term loan with Leo Edibles & Fats Limited in an amount not to exceed $1.27 million. The loans bears interest at 18% and are payable monthly.  The loans are repayable on demand by the lender or within one year from the date of issuance. The loans are renewable, and the Company can obtain the loan to the extent they paid back.  As of December 31, 2023 and 2022, the Company had $3.8 million and none, respectively, under these agreements.

Secured loans.  In the first quarter of 2023, the Company entered into several short-term loans with IndusInd Bank and HDFC Bank. The loans are secured by fixed deposits made by the Company. The loans bear interest at rates that range from 6% to 8%.  The loans mature between November 15, 2023 and May 3, 2024. As of December 31, 2023, and December 31, 2022, the Company had no balance, respectively, under these agreements.

Aemetis Biogas 1 LLC Construction and Term Loans. On  October 4, 2022, the Company entered into a Construction Loan Agreement (“AB1 Construction Loan”) with Greater Nevada Credit Union (“GNCU”). Pursuant to the AB1 Construction Loan, the lender made available an aggregate principal of $25 million, secured by all personal property collateral and real property collateral of Aemetis Biogas 1 LLC. The AB1 Construction Loan contained certain financial covenants to be measured as of the last day of each fiscal year end, and annually for the term of the loan. Effective as of December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan"). The AB1 Term Loan is secured by all personal property collateral and real property collateral of Aemetis Biogas 1 LLC. It bears interest at a rate of 9.25% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or (ii) the index floor. Other material terms of the loan include: (i) payments of interest only to be paid in monthly installments beginning January 22, 2024, (ii) payments of equal combined monthly installments of principal and interest beginning on January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of December 31, 2023 and December 31, 2022, the Company had $25.1 million and none, respectively, outstanding under the AB1 Term Loan.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)
  Aemetis Biogas 2 Construction Loan. On July 28,  2023, the Company entered into a second Construction and Term Loan Agreement ( “AB2 Loan") with Magnolia Bank, Incorporated. Pursuant to the AB2 Loan, the lender has made available an aggregate principal amount  not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of Aemetis Biogas 2 LLC. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) payments of interest only to be paid in monthly installments beginning August 15, 2023, (ii) payments of equal combined monthly installments of principal and interest beginning on August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end  2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of December 31, 2023 and December 31, 2022, the Company had $16.8 million and none, respectively, outstanding and unamortized discount issuances costs of   $0.8 million and none, respectively, under the AB2 Loan.

Financing Agreement for capital expenditures.  The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase ZEBREXTM membrane dehydration equipment to conserve energy and improve operating efficiencies at the Keyes Plant. The Company also entered into a financing agreement with Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. After an initial start-up process, process bottlenecks were encountered, and operations were suspended pending further examination and optimization.

We recorded the asset in property, plant and equipment, net and recorded the related liability of $2.0 million in short term borrowings and $3.8 million in other long-term debt, respectively as of  December 31, 2023.

Debt repayments for the Company’s loan obligations follow:

Twelve months ended December 31,	Debt Repayments
2024	$37,028
2025	181,464
2026	37,912
2027	4,128
2028	2,108
There after	37,545
Total debt	300,185
Debt issuance costs	(5,464)
Total debt, net of debt issuance costs	$294,721

5. Commitments and Contingencies

Leases

The Company is a party to operating leases for the Company's corporate office in Cupertino, modular offices, and laboratory facilities.  We have also entered into several finance leases for mobile equipment and for the Riverbank Industrial Complex.  These finance leases have a purchase option at the end of the term that we are reasonably certain we will exercise, so the leases are classified as finance leases. All of our leases have remaining term of one year to 13 years. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations as we incur the expenses.

The Company evaluates leases in accordance with ASC 842 – Lease Accounting. When discount rates implicit in leases cannot be readily determined, we use the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and to measure lease liabilities and right of use (ROU) assets. The incremental borrowing rate used by the Company is based on weighted average baseline rates commensurate with the Company’s secured borrowing rate, over a similar term. At each reporting period when there is a new lease initiated, the rates established for that quarter are used.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The components of lease expense and sublease income is as follows:

	Twelve Months Ended December 31,
	2023	2022
Operating lease cost
Operating lease expense	$722	$673
Short term lease expense	223	176
Variable lease expense	93	91
Total operating lease cost	$1,038	$940

Finance lease cost
Amortization of right-of-use assets	$121	$179
Interest on lease liabilities	340	310
Total finance lease cost	$461	$489

Cash paid for amounts included in the measurement of lease liabilities:

	Twelve Months Ended December 31,
	2023	2022
Operating cash flows used in operating leases	$668	$766
Operating cash flows used in finance leases	340	310
Financing cash flows used in finance leases	428	481

Supplemental non-cash flow information related to the operating ROU asset and lease liabilities for the year ended December 31, 2023 and 2022:

	Twelve Months Ended December 31,
	2023	2022
Operating leases
Accretion of the lease liability	$249	$340
Amortization of right-of-use assets	293	333

Weighted Average Remaining Lease Term
Operating leases (in years)	4.2	5.2
Finance leases (in years)	13.0	14.0

Weighted Average Discount Rate
Operating leases	14.1%	14.2%
Finance leases	13.2%	13.2%

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Supplemental balance sheet information related to leases was as follows:

	As of
	December 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$2,056	$2,449

Current portion of operating lease liability	406	338
Long term operating lease liability	1,783	2,189
Total operating lease liabilities	2,189	2,527

Finance leases
Property and equipment, at cost	$2,889	$3,045
Accumulated depreciation	(228)	(112)
Property and equipment, net	2,661	2,933

Other current liability	30	71
Other long term liabilities	2,687	2,911
Total finance lease liabilities	2,717	2,982

Maturities of operating lease liabilities were as follows:

Year Ended December 31,	Operating leases	Finance leases

2024	$682	$179
2025	681	168
2026	626	145
2027	645	145
2028	272	145
There after	-	10,105
Total lease payments	2,906	10,887
Less imputed interest	(717)	(8,170)
Total lease liability	$2,189	$2,717

The Company acts as sublessor in certain leasing arrangements, primarily related to land and buildings.  Fixed sublease payments received are recognized on a straight-line basis over the sublease term. Sublease income and head lease expense for these transactions are recognized on net basis on the consolidated financial statements. Sublease income is recorded in the other operating income section of the Consolidated Statements of Operations and Comprehensive Loss.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The components of lease income for the years ended  December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Lease income	$2,075	$1,255

Future lease commitments to be received by the Company as of  December 31, 2023, are as follows:

Year ended December 31,
2024	$948
2025	773
2026	562
2027	508
2028	508
There after	635
Total future lease commitments	$3,934

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

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the litigation and settlement process, it is at least reasonably possible that management's view of outcomes will change in the near term.

6. Aemetis Biogas - Series A Preferred Financing and Variable Interest Entity

On December 20, 2018, ABGL entered into a Series A Preferred Unit Purchase Agreement for the sale of Series A Preferred Units to Protair-X Americas, Inc. (Purchaser), with Third Eye Capital acting as an agent for the sale of 6,000,000 preferred units of ABGL.

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

Prior to August 8, 2022, the Preferred Unit Purchase Agreement included (i) preference payments of $0.50 per unit on the outstanding Series A Preferred Units commencing on the second anniversary, with any outstanding preference payments subject to interest at 10 percent per annum (ii) conversion rights for up to 1,200,000 common units or up to maximum number of 5,000,000 common units (also at a one Series A Preferred Unit to one common unit basis) if certain triggering events occur, (iii) one board seat of the three available to be elected by Series A Preferred Unit holders, (iv) mandatory redemption value at $15 per unit payable at an amount equal to 75% of free cash flow generated by ABGL, up to $90 million in the aggregate (if all units are issued), (v) full redemption of the units on the sixth anniversary, (vi) minimum cash flow requirements from each digester, and (vii) $0.9 million paid as fees to the Agent from the proceeds. Until paid, the obligations of ABGL under the Preferred Unit Agreement are secured by the assets of ABGL in an amount not to exceed the sum of (i) $30,000,000, plus (ii) all interest, fees, charges, expenses, reimbursement obligations and indemnification obligations of ABGL.

Prior to August 8, 2022, triggering events would be deemed to occur upon ABGL’s failure to redeem units, comply with covenants, any other defaults or cross defaults, or to perform representations or warranties. Upon a triggering event: (i) the obligation of the Purchaser to purchase additional Series A Preferred Units is terminated, (ii) cash flow payments for redemption payments increases from 75% to 100% of free cash flows, and (iii) total number of common units into which preferred units may be converted increases from 1,200,000 common units to 5,000,000 common units on a one for one basis. As of December 31, 2023, ABGL has not generated minimum quarterly operating cash flows by operating the dairies. As a result of the violation of this covenant, free cash flows, when they occur, may be applied for redemption payments at the increased rate of 100% instead of the initial rate of 75% of free cash flows.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

From inception of the agreement to August 8, 2022, ABGL issued 3,200,000 Series A Preferred Units in the first tranche for a value of $16.0 million and also issued 2,800,000 of Series A Preferred Units in a second tranche for a value of $14.0 million, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million.

On  August 8th, 2022, ABGL entered into a Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Amendment") providing for: (i) a waiver of certain covenants prohibiting the internal reorganization of ABGL subsidiaries and the incurrence of indebtedness by ABGL and its subsidiaries pursuant to a USDA loan; (ii) a waiver of certain operational defaults under the PUPA; and (iii) an amendment which (a) requires ABGL to redeem all of the outstanding Series A Preferred Units by  December 31, 2022, (the “Final Redemption Date”) for $116 million; and (b) provides ABGL the right to redeem all of the outstanding Series A Preferred Units by  September 30, 2022, for $106 million. The PUPA Amendment further provides the failure to redeem the Series A Preferred Units by the Final Redemption Date would constitute a triggering event requiring ABGL to enter into a credit agreement with Protair and Third Eye Capital effective as of  January 1, 2023. We evaluated the terms of the PUPA Amendment and applied extinguishment accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment and recorded a loss on extinguishment of $49.4 million.

On  January 1, 2023, ABGL entered into the Second Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Second Amendment") providing for: (i) a waiver for not redeeming all Series A Preferred Units by  December 31, 2022, and (ii) the right by ABGL to redeem all of the outstanding Series A Preferred Units by  May 31, 2023, for an aggregate redemption price of $125 million. The PUPA Second Amendment further provides that failure to redeem the Series A Preferred Units by the redemption date, ABGL is required to enter into a credit agreement with Protair and Third Eye Capital effective as of  June 1, 2023 and maturing on May 31, 2024, in substantially the form attached to the PUPA Second Amendment. We determined that Third Eye Capital provided a concession to redeem the preferred shares at lower effective borrowing rate than the credit agreement interest rate or prior amendment rate. In accordance with the provisions of ASC 470-60 Troubled Debt Restructuring, we applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting. In addition, given that the Company could turn the agreement into a credit agreement, the Company began accreting the redemption price from an initial carrying value at December 31, 2022, of $116.0 million to $159.0 million over the seventeen months ending May 31, 2024.

On May 31, 2023, ABGL entered into the Third Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Third Amendment") providing: (i) a waiver to ABGL for not redeeming all Series A Preferred Units by May 31, 2023 and (ii) the right by ABGL to redeem all of the outstanding Series A Preferred Units by August 31, 2023, for an aggregate redemption price of $135 million. The PUPA Third Amendment further provides that failure to redeem the Series A Preferred Units by the redemption date, ABGL is required to enter into a credit agreement with Protair and Third Eye Capital effective, as of September 1, 2023 and maturing on August 31, 2024, in substantially the form attached to the PUPA Third Amendment. We determined that Third Eye Capital provided a concession to redeem the preferred shares at lower effective borrowing rate than the credit agreement interest rate or prior amendment rate. In accordance with the provisions of ASC 470-60 Troubled Debt Restructuring, we applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting. In addition, given that the Company could turn the agreement into a credit agreement, the Company is accreting these tranches from a carrying value at May 31, 2023 of $127.2 million to $171.7 million over the fifteen months ending August 31, 2024. .

On October 6, 2023, ABGL partially repaid $30 million of Series A Preferred Units using the partial proceeds from tax credit sale of $55.2 million.

On November 8, 2023, ABGL entered into the Fourth Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Fourth Amendment") providing: (i) a waiver to ABGL for not redeeming all Series A Preferred Units by August 31, 2023 and (ii) the right by ABGL to redeem all of the outstanding Series A Preferred Units by December 31, 2023, for an aggregate redemption price of $108 million which included $5.5 million closing fee. The PUPA fourth Amendment further provides that failure to redeem the Series A Preferred Units by the redemption date, ABGL is required to enter into a credit agreement with Protair and Third Eye Capital effective, as of January 1, 2024 and maturing on December 31, 2024, in substantially the form attached to the PUPA fourth Amendment. We determined that Third Eye Capital provided a concession to redeem the preferred shares at lower effective borrowing rate than the credit agreement interest rate or prior amendment rate. In accordance with the provisions of ASC 470-60 Troubled Debt Restructuring, we applied troubled debt restructuring accounting, resulting in no gain or loss from the application of this accounting. In addition, given that the Company could turn the agreement into a credit agreement, the Company began accreting the redemption price from a carrying value at November 8, 2023 of $110.6 million to $130.0 million over the period ending December 31, 2024.

On February 8, 2024, ABGL entered into the Fifth Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Fourth Amendment") providing: (i) a waiver to ABGL for not redeeming all Series A Preferred Units by December 31, 2023 and (ii) the right by ABGL to redeem all of the outstanding Series A Preferred Units by April 30, 2024, for an aggregate redemption price of $111.0 million which includes a closing fee of $5.5 million. The PUPA Fifth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair and Third Eye Capital effective as of May 1, 2024 and maturing April 30, 2025, in substantially the form attached to the PUPA fifth Amendment. We will evaluate the PUPA fifth amendment according to ASC 470.  Based on the terms of the PUPA Fifth Amendment, the deferred PUPA redemption balance is classified as long term liability as of December 31, 2023.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Company recorded carrying value of Series A Preferred Unit liabilities as long-term liabilities of $113.2 million and $116.0 million as of December 31, 2023 and 2022, respectively.

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company's ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. Total assets, before intercompany eliminations, of ABGL as of December 31, 2023 were $90.3 million which serve as collateral for the Series A Preferred Units.

7. Stockholders’ Equity

Common Stock

The Company is authorized to issue 80 million shares of common stock, $0.001 par value per share.

Convertible Preferred Stock

The company is authorized to issue up to 65 million shares of preferred stock, $0.001 par value per share.

Effective as of December 12, 2023, the Company converted all of its outstanding Preferred Stock into by issuing one share of common stock for each 10 shares of preferred stock outstanding. As a result, as of December 31, 2023, the Company has no outstanding shares of preferred stock.  The following table shows the number of preferred shares authorized and outstanding:

		Shares Issued and
	Authorized	Outstanding December 31,
	Shares	2023	2022
Series B preferred stock	7,235	-	1,270
Undesignated	57,765	-	-
	65,000	-	1,270

8. Warrants to Purchase Common Stock

During 2023, the Company granted the following warrants:

●  A warrant issued to a vendor exercisable for the purchase of 100,000 shares at an exercise price of $2.50 per share with a two-year term. This warrant was exercised in 2023 using cashless exercise resulting in the issuance of 62,293 shares of common stock.

●  Warrants issued to the Company's senior lender exercisable for 160,000 shares of the Company's common stock at an exercise price of $2.00 per share with a five-year term. These warrants are outstanding as of December 31, 2023.

●  In connection with a credit line increase, a warrant issued to the Company's senior lender was automatically modified to increase the number of shares that may be purchased by 25,000 shares.  The warrant has an exercise price of $10.20 per share and a remaining term of about 3 years.

●  Warrants issued to subordinated lenders exercisable for 226,666 at an exercise price of $0.01 per share and a term of two years.  These warrants were exercised in 2023 with a combination of cashless exercise and cash payments.

The following table shows the weighted average fair value calculations for warrants granted based on the listed weighted average assumptions:

Description	For the year ended December 31,
	2023	2022
Dividend-yield	0%	0%
Risk-free interest rate	3.85%	1.75%
Expected volatility	117.90%	151.41%
Expected life (years)	5	3
Exercise price per share	$1.62	$10.47
Market value per share on grant date	$4.13	$11.29
Fair value per share on grant date	$3.92	$9.68

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

A summary of historical warrant activity for the years ended  December 31, 2023 and 2022 follows:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2021	55	$2.59	4.95
Granted	527	10.47
Exercised	(227)	0.01
Outstanding December 31, 2022	355	$15.92	7.48
Granted	511	1.62
Exercised	(336)	0.83
Outstanding December 31, 2023	530	$11.70	5.77

All of the above outstanding warrants are vested and exercisable as of December 31, 2023.

9. Stock-Based Compensation

2019 Stock Plan

On August 26, 2021, the stockholders of the Company approved the Aemetis, Inc. Amended and Restated 2019 Stock Plan (the “2019 Stock Plan”). This plan allows our Board or delegated Board committee to grant Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards to employees, Directors, and consultants. The 2019 Stock Plan has a term of 10 years from the original version adoption date of April 25, 2019, and supersedes all prior stockholder approved plans with respect to new grants. Options issued under prior plans and the prior version of the 2019 stock plan remain outstanding and exercisable according to their terms. The 2019 Stock Plan authorizes a total pool of 4,558,621 shares as of July 1, 2021, including all outstanding option grants under all plans and all shares then available for issuance under the 2019 Stock Plan as of that date. Shares within this pool that expire or terminate unused become available for a subsequent grant. In addition, the number of shares available for issuance automatically increases on January 1 of each year by an amount equal to 4% of the sum of total common stock outstanding on January 1 and 2,541,823 shares.

Pursuant to the 2019 Stock Plan, the company issued stock options to employees exercisable for 1.3 million and 1.3 million shares during the years ended December 31, 2023 and 2022, each with a 10 year term and 3 year vesting schedule. The Company issued restricted stock award grants with immediate vesting to directors for 244 thousand shares and 89 thousand shares during the years ended December 31, 2023 and 2022, respectively, with a weighted average fair value on date of grant of $3.75 and $10.92 per share, respectively for those same time periods.

The following table summarizes activity under the 2019 Stock Plan during 2022 and 2023:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2021	42	3,763	$2.29
Authorized	1,338	-	-
Options Granted	(1,307)	1,307	10.97
RSAs Granted	(89)	-	-
Exercised	-	(295)	0.93
Forfeited/expired	81	(81)	11.63
Balance as of December 31, 2022	65	4,694	$4.63
Authorized	1,644	-	-
Options Granted	(1,278)	1,278	3.60
RSAs Granted	(244)	-	-
Exercised	-	(177)	1.83
Forfeited/expired	269	(269)	5.93
Balance as of December 31, 2023	456	5,526	$4.42

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The following table summarizes vested and unvested option awards outstanding as of December 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value1
2023
Vested and Exercisable	3,986	$3.58	6.47	$11,695
Unvested	1,540	6.55	8.67	1,621
Total	5,526	$4.42	7.04	$13,316

2022
Vested and Exercisable	3,170	$2.46	6.98	$7,419
Unvested	1,524	9.13	8.81	647
Total	4,694	$4.63	7.58	$8,066

(1)Intrinsic value based on the $5.24 and $3.96 closing price of Aemetis, Inc. common stock on December 31, 2023 and 2022 respectively, as reported on the NASDAQ Exchange.

Inducement Equity Plan Options

In March 2016, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory stock options to purchase common stock. As of December 31, 2023, no options were outstanding under the Inducement Equity Plan. This plan was not approved by stockholders so is available only for grants to prospective employees.

Stock-based Compensation Expense

Stock-based compensation is accounted for in accordance with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and consultants based on estimated fair value on the grant date. We estimate the fair value using the Black-Scholes option pricing model and recognize that fair value as an expense over the vesting period of each grant using the straight-line method. We only record compensation cost for vested options. The Black-Scholes valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, expected dividends, and expected forfeitures. We use the simplified calculation of expected term described in SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Volatility is based on an average of the historical volatility of Aemetis, Inc. common stock during the period of time preceding the date of option issuance that matches the term of the option grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the treasury maturity term corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants. To the extent actual forfeitures occur, the difference is recorded as an adjustment in the scheduled expense during the period of the forfeiture.

The weighted average fair value for options granted during the years ended 2023 and  2022 are based on the following assumptions:

Description	For the year ended December 31,
	2023	2022
Dividend-yield	0%	0%
Risk-free interest rate	3.86%	2.03%
Expected volatility	124.62%	117.21%
Expected life (years)	7.00	7.00
Market value per share on grant date	$3.60	$10.97
Fair value per share on grant date	$3.29	$9.71

For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense in the amount of $7.7 million, and $6.4 million, respectively. As of December 31, 2023, the Company had $7.3 million of total unrecognized compensation expense for employees that the Company will amortize over the remaining vesting period of each individual option grant.  The outstanding unvested options have a remaining weighted average vesting term of 1.5 years.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

10. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company procures whole yellow corn from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin.  Pursuant to a separate agreement entered in May 2023, J.D. Heiskell also purchases all of our ethanol and other products under separate agreements and sells them to customers designated by us.  We have designated Murex to purchase ethanol and WDG and corn oil are sold to A.L Gilbert. The Company’s relationships with J.D. Heiskell, and A.L. Gilbert are well established, and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and providing working capital relationships.

As of December 31, 2023 and 2022, Aemetis made prepayments to J.D. Heiskell of none and $2.4 million, respectively. The J.D. Heiskell purchases and sales activity associated with the Purchasing Agreement, Corn Procurement and Working Capital Agreements during the years ended December 31, 2023 and 2022 were as follows:

	As of and for the twelve months ended December 31,
	2023	2022
Ethanol sales	$77,359	$-
Wet distiller's grains sales	21,963	50,930
CDO and CDS sales	3,296	10,168
Corn purchases	83,128	191,401
Accounts receivable	1,073	-
Accounts payable	1,207	27

Ethanol and Wet Distillers Grains Marketing Arrangement.

The Company entered into a Fuel Ethanol Purchase and Sale Agreement with Murex, which matures on October 31, 2023, with automatic one-year renewals thereafter. On May 30, 2023 the Company entered into Amendment No. 1 to the Fuel Ethanol Purchase and Sale Agreement that provides (i) the Company temporarily suspend the agreement for the duration of the Company's Working Capital Agreement with J.D. Heiskell, and (ii) the initial term shall be automatically renewed beginning on October 1, 2023 and ending on March 31, 2025. The Company also entered into a Wet Distillers Grains Marketing Agreement with A.L. Gilbert, with a maturity date of  December 31, 2024, with automatic one-year renewals thereafter.

For the years ended December 31, 2023 and 2022, the Company expensed marketing costs of $1.5 million and $2.9 million, respectively, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement and are presented in Selling, General, and Administration expense.

For the years ended December 31, 2023 and 2022, the Company expensed shipping and handling costs related to sales of ethanol $1.7 million and $3.3 million for each period and expensed transportation costs related to sales of WDG of $3.3 million and $5.3 million.

Supply Trade Agreement. On  July 1, 2022, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with a supply of feedstock up to a credit limit of $12.7 million. If the Company fails to pay the invoice within the ten-day credit period, the outstanding amount will bear interest at 12%. The term of the agreement is for one year. Either party can terminate the agreement by giving one month notice in writing. The agreement was terminated. As of December 31, 2023 and 2022, the Company had no outstanding balance under this agreement.

As of December 31, 2023, the Company has no forward sales commitments.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

11. Segment Information

Aemetis recognizes three reportable segments “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.”

The “California Ethanol” reportable segment includes the Company’s 65 million gallon per year ethanol plant in Keyes, California, and the adjacent land leased for the production of CO₂.

The “California Dairy Renewable Natural Gas” reportable segment including the production and sale of Renewable Natural Gas and associated environmental attributes, consisting of anaerobic digesters located at diaries, at 36 mile biogas collection pipeline, and biogas upgrading hub and pipeline interconnect that produces Renewable Natural Gas from the biogas.

The “India Biodiesel” reportable segment includes the Company’s 60 million gallon per year nameplate capacity biodiesel manufacturing plant in Kakinada India, and administrative offices in Hyderabad, India.

The Company has additional operating segments that were determined not to be reportable segments, including our key projects under development which consists of sustainable aviation fuel and renewable diesel production in Riverbank and Carbon Capture and Underground Sequestration wells in California.  Additionally, our corporate offices, Goodland Plant in Kansas, and the research and development facility in Minnesota are included in the “All Other” category.

Summarized financial information by reportable segment for the years ended December 31, 2023 and 2022 follow:

	For the year ended December 31, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$104,068	$5,455	$77,194	$-	$186,717
Intersegment revenues	-	-	-	-	-
Gross profit (loss)	(6,602)	(331)	8,950	-	2,017

Interest expense, including amortization of debt fees	25,258	2,809	447	11,005	39,519
Accretion and other expenses of Series A preferred units	-	25,313	-	-	25,313
Loss on
Income tax expense (benefit)	-	(55,159)	1,416	7	(53,736)
Capital expenditures	5,695	24,744	1,281	1,399	33,119
Depreciation	3,995	2,116	576	246	6,933
Total Assets	67,991	92,794	34,769	47,852	243,406

	For the year ended December 31, 2022
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$228,194	$208	$28,111	$-	$256,513
Intersegment revenues	-	1,002	-	-	1,002
Gross profit (loss)	(13,017)	(778)	8,273	(13)	(5,535)

Interest expense, including amortization of debt fees	20,637	742	119	7,272	28,770
Accretion and other expenses of Series A preferred units	-	9,888	-	-	9,888
Income tax expense	-	6	1,040	7	1,053
Loss on debt extinguishment	-	49,386	-	-	49,386
Capital expenditures	8,399	22,884	129	7,745	39,157
Depreciation	4,148	615	650	122	5,535
Total Assets	66,794	77,714	16,120	46,486	207,114

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

A reconciliation of reportable segment revenues to consolidated totals for the years 2023 and 2022 follow:

Revenues
	2023	2022
Total revenues for reportable segments	$186,717	$257,515
Elimination of intersegment revenues	-	(1,002)
Total consolidated revenues	$186,717	$256,513

California Ethanol: During the year ended December 31, 2023 and 2022, the Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all ethanol, WDG, CDO, and CDS the Company produces to J.D. Heiskell. Sales of ethanol, WDG, CDO, and CDS to one customer accounted for 100% of the California Ethanol segment’s revenue for the year ended December 31, 2023.  Sales of ethanol to one customer accounted for 73% of the California Ethanol segment’s revenue for the year ended  December 31, 2022. Sales of WDG, and corn oil to one customer accounted for 26% of the Company’s California Ethanol segment revenues for the year ended   December 31, 2022.

California Dairy Renewable Natural Gas: 100% of our sales of renewable natural gas during the twelve months ended December 31, 2023 were from sales to one customer.  In the third quarter of 2023, we started selling D3 RINs and one customer accounted for 98% of the 2023 sales.  For the twelve months ended December 31, 2022, all sales were associated with intercompany sales to the Keyes Plant for use in boilers.

India Biodiesel: During the year ended  December 31, 2023, three biodiesel customers accounted for 47%, 25% and 23% of the Company’s India Biodiesel segment revenues. During the year ended  December 31, 2022, three biodiesel customers accounted for 48%, 29%, 12% of the Company’s India Biodiesel segment revenues.

12. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee and his wife, $0.4 million in connection with employment agreements and expense reimbursements. The balance accrued related to these employment agreements was $0.4 million as of December 31, 2023.  On February 28, 2023, the Audit Committee of the Company approved a one-time fee of $350 thousand payable to McAfee Capital in connection with McAfee Capital’s guarantees of the Company’s indebtedness with Third Eye Capital. As of December 31, 2023, the outstanding balance is $175 thousand.

The Company owes various members of its Board of Directors amounts totaling $0.3 million as of December 31, 2023 and December 31, 2022, for each period, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the years ended December 31, 2023 and 2022 the Company expensed $0.4 million, and $0.4 million, respectively, in connection with board compensation fees.

13. Income Tax

The Company files a consolidated federal income tax return including all its domestic subsidiaries except for Aemetis Biogas LLC, which files its own returns. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Components of tax expense consist of the following:

	2023	2022
Current:
Federal	$(55,164)	$-
State and Local	13	13
Foreign	1,489	230
	(53,662)	243

Deferred:
Federal	-	-
State and Local	-	-
Foreign	(74)	810
Income tax (benefit) expense	$(53,736)	$1,053

The Company records deferred tax liability in other long term liabilities in the Consolidated Balance Sheets. The deferred tax liability resulted as India subsidiary had income for the year ended  December 31, 2023. U.S. loss and foreign income (loss) before income taxes are as follows:

	Year Ended December 31,
	2023	2022

United States	$(107,191)	$(112,959)
Foreign	7,035	6,254
Pretax loss	$(100,156)	$(106,705)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (21%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2023	2022
Income tax benefit at the federal statutory rate	$(21,033)	$(22,408)
State tax benefit	(999)	(496)
Sale of tax credits	(55,164)	-
Foreign tax differential	11	168
Stock-based compensation	2,048	295
Interest Expense	92	58
GILTI Inclusion	-	1,126
Prior year true-ups	(18,031)	55
Non-includible US Entities	-	13,499
Other	67	46
Credits	(869)	(2,373)
Valuation Allowance	40,142	11,083
Income Tax Expense (Benefit)	(53,736)	1,053
Effective Tax Rate	53.65%	(0.99)%

The components of the net deferred tax asset or (liability) are as follows:

	Year Ended December 31,
	2023	2022
Deferred Tax Assets
Organizational Costs, Start-up and Intangible Assets	$34,217	$2,309
Stock Based Compensation	1,239	1,842
NOLs, Unabsorbed Depreciation and R&D Credits C/F's	67,621	68,201
Interest expense carryover	29,066	22,374
Ethanol Credits	1,500	1,500
Carbon Oxide Sequestration Credit	6,696	5,827
Accrued Expenses	2,249	2,001
Operating Lease Liability	1,282	1,512
Other, net	248	113
Total Deferred Tax Assets	144,118	105,679
Valuation Allowance	(135,354)	(95,214)
Net Deferred Tax Assets	8,764	10,465

Deferred Tax Liabilities
Right of Use Asset	(1,230)	(1,477)
Property, Plant & Equipment	(8,266)	(9,788)
Other, net	(3)	(10)
Total Deferred Tax Liabilities	(9,499)	(11,275)
Net Deferred Tax Liabilities	$(735)	$(810)

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

We do not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss. At December 31, 2023 and 2022 these undistributed earnings totaled $1.3 million compared to undistributed losses of $2.5 million for  December 31, 2022. If any earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2023, the Company’s uncertain tax positions were not significant for income tax purposes.

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2023:

United States — Federal	2007 – present
United States — State	2008 – present
India	2013 – present
Mauritius	2006 – present

As of December 31, 2023, the Company had U.S. federal NOL carryforwards of approximately $253.0 million and state NOL carryforwards of approximately $336.0 million.  The Company also has approximately $1.5 million of alcohol and cellulosic biofuel credit and $6.7 million of carbon oxide sequestration credit carry forwards. The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2043. The state net operating loss carryforwards expire on various dates between 2027 through 2042. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by US or India statute regarding net operating loss carryovers and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. As of  December 31, 2023, the Company's India subsidiary had no loss carryforwards.

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

Aemetis, Inc. (Parent Company)

Balance Sheets

As of December 31, 2023 and 2022

	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,454	$286
Receivables due from subsidiaries	110,083	98,780
Prepaid expenses	437	611
Other current assets	12	7
Total current assets	111,986	99,684

Investment in Aemetis Property Keyes, Inc.	1,556	1,274
Investment in Aemetis International, Inc.	12,059	6,659
Investment in Aemetis Advanced Products Riverbank, Inc.	638	173
Investment in AE Advanced Products Keyes , Inc.	246	-
Total investments in Subsidiaries, net of advances	14,499	8,106

Property, plant and equipment, net	149	135
Other assets	2,096	2,377
Total Assets	$128,730	$110,302

Liabilities & stockholders' deficit
Current liabilities
Accounts payable	$3,633	$2,934
Mandatorily redeemable Series B convertible preferred	4,521	4,082
Other current liabilities	5,031	4,269
Total current liabilities	13,185	11,285

Long term liabilities:
Operating lease liability	1,716	2,047
Subsidiary obligation in excess of investment
Investment in AE Advanced Fuels, Inc.	220,571	177,856
Investment in Aemetis Americas, Inc	202	205
Investment in Aemetis Biofuels, Inc.	2,721	2,738
Investment in Aemetis Technologies, Inc.	4,868	4,716
Investment in AE Advanced Products Keyes , Inc.	-	270
Investment in Aemetis Health Products, Inc.	2,084	2,076
Investment in Goodland Advanced Fuels, Inc.	22,982	16,869
Investment in Aemetis Biogas LLC	70,471	91,292
Investment in Aemetis Carbon Capture Inc	5,895	2,323
Investment in Aemetis Properties Riverbank, Inc.	1,012	479
Total subsidiary obligation in excess of investment	330,806	298,824

Total long term liabilities	332,522	300,871

Stockholders' deficit
Series B Preferred convertible stock	-	1
Common stock	41	36
Additional paid-in capital	264,058	232,546
Accumulated deficit	(475,405)	(428,985)
Accumulated other comprehensive loss	(5,671)	(5,452)
Total stockholders' deficit	(216,977)	(201,854)
Total liabilities & stockholders' deficit	$128,730	$110,302

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)

Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2023 and 2022

	2023	2022

Equity in subsidiary losses	$(25,370)	$(91,561)
Selling, general and administrative expenses	19,218	15,203

Operating loss	(44,588)	(106,764)
Other (income) expense
Interest expense	1,073	806
Debt related fees and amortization expense	781	1,581
Other income	(30)	(1,400)

Loss before income taxes	(46,412)	(107,751)

Income tax expense	8	7
Net loss	(46,420)	(107,758)

Other comprehensive loss
Foreign currency translation adjustment	(219)	(1,102)
Comprehensive loss	$(46,639)	$(108,860)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis, Inc. (Parent Company)

Statements of Cash Flows

For the years ended December 31, 2023 and 2022

	2023	2022
Operating activities:
Net loss	(46,420)	(107,758)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	7,660	6,410
Depreciation	51	29
Debt related fees and amortization expense	782	1,776
Subsidiary portion of net losses	25,370	91,561
Gain on litigation	-	(1,400)
Warrants issued for working capital agreement	409	-
Changes in assets and liabilities:
Prepaid expenses	(608)	111
Accounts payable	699	(90)
Accrued interest expense	785	778
Other liabilities	85	(4,625)
Other assets	276	207
Net cash used in operating activities	(10,911)	(13,001)

Investing activities:
Capital expenditures	(65)	(128)
Subsidiary advances, net	(9,707)	1,222
Net cash provided by (used in) investing activities	(9,772)	1,094

Financing activities:
Proceeds from the exercise of stock options	133	206
Proceeds from issuance of common stock in equity offering	21,718	11,987
Net cash provided by financing activities	21,851	12,193

Net increase in cash, cash equivalents, and restricted cash	1,168	286
Cash, cash equivalents and restricted cash at beginning of period	286	-
Cash, cash equivalents, and restricted cash at end of period	$1,454	$286

Supplemental disclosures of cash flow information, cash paid:
Income taxes paid	7	7

Supplemental disclosures of cash flow information, non-cash transactions:

Fair value of warrants issued to subordinated debt holders	1,278	1,939
Fair value of stock issued to a related party for guarantee fees	-	2,012
Fair value of warrants issued for capital expenditures	318	-
Fair value of warrants issued to lender for debt issuance costs	-	3,158
Fair value of stock issued to lender	-	1,335

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

15. Subsequent Events

Subordinated Notes

On January 1, 2024, the maturity on two accredited investor's Subordinated Notes was extended until the earlier of (i) June 30, 2024; (ii) completion of an equity financing by AAFK or Aemetis in an amount of not less than $25 million; (iii) the completion of an Initial Public Offering by AAFK or Aemetis; or (iv) after the occurrence of an Event of Default, including failure to pay interest or principal when due and breaches of note covenants.  A $90 thousand and $250 thousand extension fee was paid by adding the fee to the balance of the new Subordinated Note and Aemetis issued the lenders warrants exercisable for 113 thousand shares of common stock with a term of two years and an exercise price of $0.01 per share.  The warrants have been fully exercised.

Series A Preferred Unit Purchase Agreement

On February 8, 2024, ABGL entered into a Fifth Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Fifth Amendment").  The PUPA Fifth Amendment: (i) provides an extension of time for ABGL to redeem all of the outstanding Series A Preferred Units until April 30, 2024, and changes the redemption price to $111 million, including fees, (ii) requires ABGL to enter into a twelve-month credit agreement in the amount of $111 million with the lenders if the Series A Preferred Units are not redeemed by such date, and specifies that entry of the credit agreement will satisfy the obligation to redeem the units; and (iii) provides ABGL with a waiver of the obligations of prior agreements to redeem the Series A Preferred Units by any prior dates.

Third Eye Capital Reserve Liquidity Facility

On March 25, 2024, the Company and Third Eye Capital Corporation entered into a "Seventh Amended and Restated Promissory Note" that increased the amount available under the Company's reserve liquidity facility to $85 million and extended the maturity date to  April 1, 2025. Borrowings under the Note are available until maturity on April 1, 2025. Interest on borrowed amounts accrues at a rate of 30% per annum, to be paid monthly in arrears, or 40% if an event of default has occurred and continues. Interest payments due may be capitalized into the principal balance of the Note. The Company will pay a standby fee of 2% per annum of the difference between the aggregate principal outstanding under the Note and the commitment, payable monthly arrears in either cash or stock. The Note also requires the Company to pay a fee in the amount of $0.5 million in connection with a request for an advance on the Note, provided that such fee may be added to the principal amount of the Note. The outstanding principal balance of the indebtedness evidenced by the Note, plus any accrued but unpaid interest and any other sums due thereunder, is due and payable in full on April 1, 2025. In addition, the Company must make payments on the Note with funds received from the closing of certain new debt or equity financing or transactions, as described in the Note. The Note is secured by liens and security interests upon the property and assets of the Company.

Third Eye Capital Limited Waiver and Amendment No. 28

On  March 25, 2024, the Company and Third Eye Capital Corporation entered into a “Limited Waiver and Amendment No. 28 to Amended and Restated Note Purchase Agreement” (“Amendment No. 28”) that (i) revised the loan covenant related to Keyes plant note indebtedness to exclude certain draws on Third Eye credit facilities and to exclude the "Redemption Fee," as defined in the Amended and Restated Note Purchase Agreement, and (ii) changed the maximum ratio of Note Indebtedness to the Keyes Plant market value to 120%. As consideration for Amendment No. 28, the Company agreed to pay Third Eye Capital an amendment fee of $0.1 million.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

16.  Liquidity

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. As a result of negative capital, negative operating results, and collateralization of substantially all of the Company assets, the Company has been reliant on its senior secured lender to provide additional funding and has been required to remit substantially all excess cash from operations to the senior secured lender. In order to meet our obligations during the next twelve months, we have extended our reserve liquidity credit facility through April 1, 2025, at an amount of up to $85 million, and we plan to refinance debt with our senior lender for amounts becoming due in the next twelve months and sell equity through our at-the-market registration at levels consistent with the year ended December 31, 2023. We believe these plans alleviate substantial doubt about our ability to continue as a going concern. While the Company believes we will be able to implement these plans to provide sufficient liquidity, there are inherent risks and uncertainties regarding our ability to execute our plans. In addition, we plan to pursue the following strategies to improve liquidity:

Operations and Project Development

For the Keyes Plant, we plan to operate the plant and continue to improve its financial performance by adopting new technologies or process changes that allow for energy efficiency, cost reduction, or revenue enhancements, as well as, execute upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon emissions, and overall margin improvement.

For Aemetis Biogas, we plan to operate our existing biogas digesters to produce and sell Renewable Natural Gas (RNG) and the associated Federal D3 RINs and California LCFS credits.  We are continuing to build new dairy digesters and pipeline extensions.  We began generating revenue from biogas operations in 2023 and this revenue will continue for the full year 2024, as well as increase as we build new digesters.  We also expect revenue to increase when the California Air Resource Board processes our LCFS pathway applications and approves a provisional carbon intensity that is lower than the temporary carbon intensity we currently use to calculate the quantity of LCFS credits that we generate.  We are seeking debt from a variety of sources to accelerate the construction of additional digesters.

For the Kakinada Plant, we plan to continue to sell our biodiesel to OMCs pursuant to cost-plus contracts.  We are also continuing to upgrade the plant to increase feedstock flexibility (and thereby lower feedstock costs), increase production capacity, and produce new products. Additionally, we are in the process of obtaining approval and contractual arrangements for the export of refined animal tallow into international markets.

Financing

We plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, entering into additional debt agreements for specific projects, obtaining project specific equity and debt for development projects, and obtaining additional debt from the current EB-5 Phase II offering.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2023.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our CEO and CFO concluded that, although remediation plans were initiated to address the material weakness over financial reporting as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met, and our CEO and CFO have concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of the effectiveness of controls in future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that:  (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures by us are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission - 2013.  Based on the results of management’s assessment and evaluation, and that our internal control over financial reporting was ineffective due to not maintaining sufficient information technology general controls (ITGCs) and segregation of duties in the areas of user access, passwords, change-management, and third-party service provider report review over certain information technology systems used in the Company’s financial reporting processes. As a result of the pervasive impact of these controls, automated and manual business process controls that are dependent on ITGCs and appropriate segregation of duties were also ineffective. Additionally, the Company did not maintain sufficient personnel in the proper roles to allow for timely and precise completion and documentation leading to control deficiencies associated with:   1) lack of review and documentation of pricing for revenue recognized over ethanol sales and wet distillers grain sales, 2) documentation and reviews over debt covenants, debt classification, going concern analyses, and tax provision, 3) timeliness and reviews related to financial statement tie outs, bank reconciliations, and property, plant and equipment, including depreciation expense. Additionally, as a result of this deficiency, we note that all financial statement transaction cycles could be impacted.

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting during the year ended December 31, 2023 in response to an identified material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management implemented a new Enterprise Resource Planning system (ERP) during the third quarter of 2023 which included a reassessment of automated and manual controls. The complexity of this implementation created additional challenges in maintaining the operational effectiveness of internal controls, resulting in the material weaknesses explained above. During the fourth quarter, the accounting and finance function was enhanced through the training of newly hired and existing team members. Management believes these changes will enable the company to effectively address the material weaknesses identified in the year ended December 31, 2024. There are, however, inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected.  While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Our independent registered public accounting firm, RSM US LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

Item 9B.  Other Information.

(a) Current Reports

On March 25, 2024, the Company entered into two agreements with Third Eye Capital entitled "Limited Waiver and Amendment No. 28 to Amended and Restated Note Purchase Agreement" and "Seventh Amended and Restated Promissory Note."  These agreements are described in Note 4, Debt, and Note 15, Subsequent Events, to the Consolidated Financial Reports in Item 8 of this Report.  Copies of the two agreements are included in this Report as Exhibits 10.36 and 10.37, respectively.  The descriptions of the two documents in Item 8 are only a summary and are qualified by the terms of the documents included in Exhibits 10.36 and 10.37.

(b) Adoption and Termination of Rule 10b5-1 Stock Trading Plans by Officers and Directors

On September 15, 2023, Francis P. Barton, a member of the Company's Board of Directors, adopted a trading arrangement for the sale of the Company's common stock (a "Rule 10b5-1 Trading Plan") that (i) became effective December 15, 2023, (ii) has a term lasting until December 31, 2024, (iii) provides for the sale of up to 126,000 shares of common stock to be issued upon exercise of options currently held by Mr. Barton, (iv) sets a limit order designating the minimum price upon which sales may occur, and (v) is intended to satisfy the affirmative defense of Securities Exchange Act Rule 10b5-1(c).

On September 15, 2023, Todd A. Waltz, Executive Vice President and Chief Financial Officer of the Company, adopted a Rule 10b5-1 Trading Plan that (i) took effect January 1, 2024, (ii) terminates June 15, 2025, (iii) provides for the sale of up to 475,000 shares of common stock to be issued upon the exercise of options currently held by Mr. Waltz, (iv) contains multiple limit orders designating the minimum prices upon which sales may occur, and (v) is intended to satisfy the affirmative defense of Securities Exchange Act Rule 10b5-1(c). Mr. Waltz's newly adopted plan replaces a previously adopted plan that expired on December 31, 2023, and provided for the sale of up to 475,000 shares on limit order terms. No shares were transacted under the expired plan.

On November 13, 2023, Andrew B. Foster, Executive Vice President and Chief Operating Officer of the Company, adopted a Rule 10b5-1 Trading Plan that (i) took effect February 14, 2024, (ii) has a term lasting until December 31, 2024, (iii) provides for the sale of up to 199,616 shares of common stock to be issued upon exercise of options currently held by Mr. Foster, (iv) contains multiple limit orders designating the minimum prices upon which sales may occur, and (v) is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).  Mr. Foster's newly adopted Rule 10b5-1 Trading Plan replaces a previously adopted plan that expired on December 31, 2023, and provided for the sale of 96,000 shares of common stock on limit order terms. No shares were transacted under the expired plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Governance.

The information required by this Item 10 will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15.  Exhibit and Financial Statement Schedules

Financial Statements

The following consolidated financial statements are included in this Annual Report:

●	Report of Independent Registered Public Accounting Firm (PCAOB ID 49)
●	Consolidated Balance Sheets
●	Consolidated Statements of Operations and Comprehensive Loss
●	Consolidated Statements of Cash Flows
●	Consolidated Statements of Stockholders’ Deficit
●	Notes to Consolidated Financial Statements

Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or are not required, or because the information is included in the Consolidated Financial Statements or notes thereto under Item 8 in Part II of this Form 10-K.

Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3(i)	Certificate of Incorporation	8-K	001-35475	3.1	Nov. 2, 2021
3(ii)	Amended and Restated Bylaws	8-K	001-35475	3.1	Aug. 30, 2023
10.1	Amended and Restated 2019 Stock Plan	14A	001-36475		July 23, 2021
10.2	Executive Employment Agreement, dated April 25, 2020, with Eric A. McAfee	8-K	001-36475	10.1	Apr. 28, 2020
10.3	Executive Employment Agreement, dated April 25, 2020, with Todd Waltz	8-K	001-36475	10.2	Apr. 28, 2020
10.4	Executive Employment Agreement, dated April 25, 2020, with Andrew Foster	8-K	001-36475	10.3	Apr. 28, 2020
10.5	Executive Employment Agreement, dated April 25, 2020, with Sanjeev Gupta	8-K	001-36475	10.4	Apr. 28, 2020
10.6	Employment Agreement, dated August 28, 2023, with J. Michael Rockett.	8-K	001-36475	10.1	Aug. 28, 2023
10.7	Amended and Restated Note Purchase Agreement, dated July 6, 2012, among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.8	Amended and Restated Guaranty, dated July 6, 2012, among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.9	Amended and Restated Security Agreement, dated July 6, 2012, among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012
10.10	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Oct. 23, 2012
10.11	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Mar. 11, 2013
10.12	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Apr. 16, 2013
10.13	Amendment No. 4 to Amended and Restated Note Purchase Agreement dated as of April 19, 2013, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, and Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K/A	000-51354	10.2	May 14, 2013
10.14	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013, by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	July 31, 2013
10.15	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Nov. 1, 2013

10.16	Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	001-36475	10.1	Mar. 31, 2014
10.17	Limited Waiver and Amendment No. 8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q/A	001-36475	10.1	Nov. 13, 2014
10.18	Limited Waiver and Amendment No. 9 to Amended and Restated Note Purchase Agreement, dated as of March 12, 2015, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10K	001-36475	10.1	Mar. 12,2015
10.19	Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30, 2015, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	001-36475	10.1	May 7, 2015
10.20	Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 7, 2015).	10-Q	001-36475	10.1	Nov. 5, 2015
10.21	Limited Waiver and Amendment No. 12 to Amended and Restated Note Purchase Agreement, dated as of March 21, 2016, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.68	Mar. 28, 2016
10.22	Limited Waiver and Amendment No. 13 to Amended and Restated Note Purchase Agreement, dated as of March 1, 2017, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.7	Mar. 16, 2017
10.23	Limited Waiver and Amendment No. 14 to Amended and Restated Note Purchase Agreement, dated as of March 27, 2018, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.71	Mar. 27, 2018
10.24	Limited Waiver and Amendment No. 15 to Amended and Restated Note Purchase Agreement, dated as of March 11, 2019, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.74	Mar. 14, 2019
10.25	Limited Waiver and Amendment No. 17 to Amended and Restated Note Purchase Agreement, dated as of August 11, 2020, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-Q	001-36475	10.1	Aug. 13, 2020
10.26	Limited Waiver and Amendment No. 18 to Amended and Restated Note Purchase Agreement, dated as of November 5, 2020, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-Q	001-36475	99.1	Nov. 12, 2020

10.27	Limited Waiver and Amendment No. 19 to Amended and Restated Note Purchase Agreement, dated as of March 14, 2021, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund and Ninepoint.	10-K	001-36475	10.8	Mar. 14, 2021
10.28	Limited Waiver and Amendment No. 20 to Amended and Restated Note Purchase Agreement, dated as of August 9, 2021, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Ninepoint Third Eye Capital Private Credit Fund.	10-Q	001-36475	10.1	Aug. 12, 2021
10.29	Limited Waiver and Amendment No. 22 to Amended and Restated Note Purchase Agreement dated as of March 8, 2022, by and Among Aemetis Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund- Insight Fund, and Ninepoint Third Eye Capital Private Credit Fund.	10-K	001-36475	10.94	Dec. 31, 2021
10.30	Limited Waiver and Amendment No. 23 to Amended and Restated Note Purchase Agreement, dated as of May 11, 2022, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-Q	001-36475	10.1	May 16, 2022
10.31	Limited Waiver and Amendment No. 24 to Amended and Restated Note Purchase Agreement, dated as of August 8, 2022, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-Q	001-36475	10.1	Aug. 8, 2022
10.32	Limited Waiver and Amendment No. 25 to Amended and Restated Note Purchase Agreement, dated as of March 6, 2023, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-K	001-36475	10.101	Mar. 9, 2023
10.33	Sixth Amended and Restated Promissory Note, dated as of March 6, 2023, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation including Third Eye Capital Management Inc.	10-K	001-36475	10.100	Mar. 9, 2023
10.34	Limited Waiver and Amendment No. 26 to Amended and Restated Note Purchase Agreement, dated as of May 4, 2023, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-Q	001-36475	10.1	May 5, 2023
10.35	Limited Waiver and Amendment No. 27 to Amended and Restated Note Purchase Agreement, dated as of May 16, 2023, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, Ninepoint – TEC Private Credit Fund, Ninepoint – TEC Private Credit Fund II, and MBI/TEC Private Debt Open-End Trust Fund.	10-Q	001-36475	10.1	Aug. 4, 2023
10.36	Limited Waiver and Amendment No. 28 to Amended and Restated Note Purchase Agreement, dated as of March 25, 2024, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation					X
10.37	Seventh Amended and Restated Promissory Note, dated March 25, 2024, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation; and Third Eye Capital Management Inc.					X
10.38	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012, and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	001-36475	10.3	Oct. 23, 2012
10.39	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	001-36475	10.4	Oct. 23, 2012
10.40	Amended and Restated Aemetis Keyes Corn Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	001-36475	10.2	May 23, 2013

10.41	Second Amendment to the Amended and Restated Aemetis Keyes Grain Procurement and Working Capital Agreement, dated as of May 25, 2023, by and between J.D. Heiskell Holdings, LLC and Aemetis Advanced Fuels Keyes, Inc.	8-K	001-36475	10.1	May 26, 2023
10.42	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	001-36475	10.1	May 23, 2023
10.43	Second Amendment to the Amended and Restated Heiskell Purchase Agreement, dated as of May 25, 2023, by and between J.D. Heiskell Holdings, LLC and Aemetis Advanced Fuels Keyes, Inc.	8-K	001-36475	10.2	May 26, 2023
10.44	Second Amendment to the Keyes Ethanol and Corn Tank Lease, dated as of May 25, 2023, by and between J.D. Heiskell Holdings, LLC and Aemetis Advanced Fuels Keyes, Inc.	8-K	001-36475	10.3	May 26, 2023
10.45	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	001-36475	10.66	Oct. 31, 2012
10.46	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	10-K	001-36475	10.67	Oct. 31, 2012
10.47	Waiver and Amendment to Series A Preferred Unit Purchase Agreement, dated as of August 8, 2022, by and among Aemetis Biogas LLC, Protair-X Americas, Inc., and Third Eye Capital Corporation.	10-Q	001-36475	10.2	Aug. 8, 2022
10.48	Second Waiver and Amendment to Series A Preferred Unit Purchase Agreement, dated as of February 6, 2023, by and among Aemetis Biogas LLC, Protair-X Americas, Inc. and Third Eye Capital Corporation.	8-K	001-36475	10.1	Feb. 6, 2023
10.49	Third Waiver and Amendment to Series A Preferred Unit Purchase Agreement, dated as of May 31, 2023, by and among Aemetis Biogas LLC, Protair-X Americas, Inc. and Third Eye Capital Corporation.	8-K	001-36475	10.1	July 5, 2023
10.50	Fourth Waiver and Amendment to Series A Preferred Unit Purchase Agreement, effective as of November 8, 2023, by and among Aemetis Biogas LLC, Protair X Americas, Inc., and Third Eye Capital Corporation.	10-Q	001-36475	10.1	Nov. 9, 2023
10.51	Fifth Waiver and Amendment to Series A Preferred Unit Purchase Agreement, effective as of February 8, 2024, by and among Aemetis Biogas LLC, Protair X Americas, Inc., and Third Eye Capital Corporation.	8-K	001-36475	10.1	Feb. 14, 2024
10.52	Fuel Ethanol Purchase and Sale Agreement, effective as of June 9, 2021, by and between Aemetis Advanced Fuel Keyes, Inc. and Murex LLC.	8-K	001-36475	10.1	June 14, 2021
10.53	Amendment No. 1 to the Fuel Ethanol Purchase and Sale Agreement, effective as of May 30, 2023, by and between Aemetis Advanced Fuel Keyes, Inc. and Murex LLC.	10-Q	001-36475	10.2	Aug. 4, 2023
10.54	Lease Disposition and Development Agreement, dated as of December 14, 2021, by and between Aemetis Properties Riverbank, Inc. and City of Riverbank, California	8-K	001-36475	10.2	Dec. 21, 2021
10.55	Guaranty Agreement, dated as of December 14, 2021, by and between Aemetis, Inc. and City of Riverbank, California	8-K	001-36475	10.3	Dec. 21, 2021
10.56	Real Estate Purchase and Sale Agreement, dated as of December 14, 2021, by and between Aemetis Properties Riverbank, Inc. and City of Riverbank, California	8-K	001-36475	10.4	Dec. 21, 2021
10.57	Amended and Restated Credit Agreement, dated as of March 2, 2022	8-K	001-36475	10.1	Mar. 4, 2022
10.58	Warrant to Purchase Stock, dated as of March 2, 2022 ("Fuels Revolving Line Warrant")	8-K	001-36475	4.1	Mar. 4, 2022
10.59	Warrant to Purchase Stock, dated as of March 2, 2022 ("Carbon Revolving Line Warrant")	8-K	001-36475	4.2	Mar. 4, 2022
10.60	Amended and Restated General Security Agreement, dated as of March 2, 2022	8-K	001-36475	10.2	Mar. 4, 2022
10.61	Intellectual Property Security Agreement Supplement, dated as of March 2, 2022	8-K	001-36475	10.3	Mar. 4, 2022
10.62	Third Amended and Restated Guaranty, dated as of March 2, 2022	8-K	001-36475	10.4	Mar. 4, 2022
10.63	Amended and Restated Pledge Agreement, dated as of March 2, 2022	8-K	001-36475	10.5	Mar. 4, 2022

10.64	Amendment and Waiver No. 2 to Credit Agreement, effective as of August 1, 2023, by and among Goodland Advanced Fuels, Inc., Aemetis Carbon Capture, Inc., and Third Eye Capital Corporation, as agent for MBI/TEC Private Debt Opportunities Fund II, LP, and acknowledged and agreed by the guarantors listed on the signature page thereto.	10-Q	001-36475	10.3	Aug. 4, 2023
10.65	Construction and Term Loan Agreement, dated as of July 28, 2023, by and among Magnolia Bank Incorporated, Aemetis Biogas 2 LLC, and Aemetis Biogas Holdings LLC.	8-K	001-36475	10.1	July 31, 2023
10.66	Term Loan Agreement dated as of December 22, 2023, by and among Aemetis Biogas 1 LLC, Aemetis Biogas Holdings LLC, and Greater Nevada Credit Union.	8-K	001-36475	10.1	Dec. 29, 2023
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney (included on the signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Policy Relating to Recovery of Erroneously Awarded Compensation					X
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Aemetis, Inc.

Date: March 28, 2024	By:	/s/ Eric A. McAfee
Eric A. McAfee
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each undersigned person whose signature appears below constitutes and appoints Eric A. McAfee and Todd A. Waltz, and each of them, as their true and lawful attorneys-in-fact, each with full power of substitution, for the undersigned in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric A. McAfee	Chair of the Board and Chief Executive Officer	March 28, 2024
Eric A. McAfee	(Principal Executive Officer and Director)

/s/ Todd A. Waltz	Chief Financial Officer	March 28, 2024
Todd A. Waltz	(Principal Financial Officer)

/s/ Francis P. Barton	Director	March 28, 2024
Francis P. Barton

/s/ Lydia I. Beebe	Director	March 28, 2024
Lydia I. Beebe

/s/ John R. Block	Director	March 28, 2024
John R. Block

/s/ Naomi L Boness	Director	March 28, 2024
Naomi L. Boness

/s/ Timothy A. Simon	Director	March 28, 2024
Timothy A. Simon