Form 10-Q
period 2024-03-31
AEMETIS, INC
filed 2024-05-09
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s Common Stock on April 30, 2024 was44,397,833 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions, or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products and prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes plant; our ability to expand into alternative markets for biodiesel and its byproducts, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to access governmental carbon reduction incentives; our ability to supply gas into transportation markets; our ability to continue to develop, maintain, and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to extend or refinance our senior debt on terms reasonably acceptable to us or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to fund, develop, build, maintain and operate digesters, facilities and pipelines for our California Dairy Renewable Natural Gas segment; our ability to fund, develop and operate our carbon capture sequestration projects, including obtaining required permits; our ability to receive awarded grants by meeting all of the required conditions, including meeting the minimum contributions; our ability to obtain additional financing under the EB-5 program; our ability to generate and sell or utilize various credits, including LCFS, D3 RINs, production tax credits, and investment tax credits; our ability to improve margins; and our ability to raise additional debt and equity funding at the parent, subsidiary, or project level. Words or phrases such as “anticipates,” “may,” “will,” “should,” “could,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference, as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands except for par value)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents ($10 and $1,093 respectively from VIE)	$1,629	$2,667
Accounts receivable ($675 and $55 respectively from VIE)	8,867	8,633
Inventories, net of allowance for excess and obsolete inventory of $1,040 as of March 31, 2024 and December 31, 2023, respectively	16,011	18,291
Prepaid expenses ($1,034 and $1,438 respectively from VIE)	2,418	3,347
Other current assets ($143 and $289 respectively from VIE)	4,027	3,462
Total current assets	32,952	36,400

Property, plant and equipment, net ($85,514 and $81,966 respectively from VIE)	197,737	195,108
Operating lease right-of-use assets ($125 and $145 respectively from VIE)	1,951	2,056
Other assets ($4,722 and $4,881 respectively from VIE)	9,599	9,842
Total assets	$242,239	$243,406

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($4,387 and $3,815 respectively from VIE)	$29,789	$32,132
Current portion of long term debt ($498 and $190 respectively from VIE)	48,870	13,585
Short term borrowings ($9 and $9 respectively from VIE)	23,937	23,443
Other current liabilities ($50 and $48 respectively from VIE)	15,322	15,229
Total current liabilities	117,918	84,389
Long term liabilities:
Senior secured notes and revolving notes	150,830	176,476
EB-5 notes	29,500	29,500
Other long term debt ($43,416 and $40,857 respectively from VIE)	54,087	51,717
Series A preferred units ($116,870 and $113,189 respectively from VIE)	116,870	113,189
Other long term liabilities ($54 and $67 respectively from VIE)	5,175	5,112
Total long term liabilities	356,462	375,994

Stockholders' deficit:

Common stock, $0.001 par value per share; 80,000 shares authorized; 42,616 and 40,966 shares issued and outstanding each period, respectively	43	41
Additional paid-in capital	273,167	264,058
Accumulated deficit	(499,636)	(475,405)
Accumulated other comprehensive loss	(5,715)	(5,671)
Total stockholders' deficit	(232,141)	(216,977)
Total liabilities and stockholders' deficit	$242,239	$243,406

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands except for loss per share)

	For the three months ended March 31,
	2024	2023
Revenues	$72,634	$2,151
Cost of goods sold	$73,246	3,446
Gross loss	(612)	(1,295)

Selling, general and administrative and R&D expenses	8,850	10,828
Operating loss	(9,462)	(12,123)

Other expense (income):
Interest expense
Interest rate expense	9,092	7,078
Debt related fees and amortization expense	1,421	1,969
Accretion and other expenses of Series A preferred units	3,311	5,564
Other (income) expense	67	(76)
Loss before income taxes	(23,353)	(26,658)
Income tax expense (benefit)	878	(248)
Net loss	$(24,231)	$(26,410)

Other comprehensive income (loss)
Foreign currency translation (loss) income	(44)	117
Comprehensive loss	$(24,275)	$(26,293)

Net loss per common share
Basic	$(0.58)	$(0.73)
Diluted	$(0.58)	$(0.73)

Weighted average shares outstanding
Basic	41,889	36,425
Diluted	41,889	36,425

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended March 31,
	2024	2023
Operating activities:
Net loss	$(24,231)	$(26,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,969	2,662
Depreciation	1,798	1,790
Debt related fees and amortization expense	1,421	1,969
Intangibles and other amortization expense	12	12
Accretion and other expenses of Series A preferred units	3,311	5,564
Deferred tax benefit	-	(262)
Changes in operating assets and liabilities:
Accounts receivable	(245)	1,005
Inventories	2,259	(7,942)
Prepaid expenses	929	2,315
Other assets	(544)	460
Accounts payable	(3,236)	3,002
Accrued interest expense and fees	5,500	5,356
Other liabilities	(221)	(779)
Net cash used in operating activities	(10,278)	(11,258)

Investing activities:
Capital expenditures	(3,583)	(7,616)
Grant proceeds and other reimbursements received for capital expenditures	1,900	6,757
Net cash used in investing activities	(1,683)	(859)

Financing activities:
Proceeds from borrowings	6,223	11,583
Repayments of borrowings	(411)	(2,724)
Lender debt renewal and waiver fee payments	(750)	-
Payments on finance leases	(8)	(83)
Proceeds from sales of common stock	5,513	2,617
Proceeds from exercise of stock options	36	-
Net cash provided by financing activities	10,603	11,393

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	15	(56)
Net change in cash, cash equivalents, and restricted cash for period	(1,343)	(780)
Cash, cash equivalents, and restricted cash at beginning of period	6,280	6,999
Cash, cash equivalents and restricted cash at end of period	$4,937	$6,219

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$2,963	$1,515
Income taxes paid	878	14
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Debt fees added to revolving lines	-	423
Fair value of warrants issued to subordinated debt holders	593	448
Lender debt extension, waiver, and other fees added to debt	595	384
Cumulative capital expenditures in accounts payable, including net increase (decrease) of $1,027 and ($511), respectively	8,927	14,900

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the three months ended March 31, 2024
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Gain (Loss)	deficit

Balance at December 31, 2023	-	$-	40,966	$41	$264,058	$(475,405)	$(5,671)	(216,977)

Issuance of common stock	-	-	1,523	2	5,511	-	-	5,513
Stock options exercised	-	-	14	-	36	-	-	36
Stock-based compensation	-	-	-	-	2,969	-	-	2,969
Issuance and exercise of warrants	-	-	113	-	593	-	-	593
Foreign currency translation gain	-	-	-	-	-	-	(44)	(44)
Net loss	-	-	-	-	-	(24,231)	-	(24,231)
Balance at March 31, 2024	-	$-	42,616	$43	$273,167	$(499,636)	$(5,715)	$(232,141)

For the three months ended March 31, 2023
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2022	1,270	$1	35,869	$36	$232,546	$(428,985)	$(5,452)	$(201,854)

Issuance of common stock	-	-	668	1	2,616	-	-	2,617
Series B conversion to common stock	-	-	-	-	-	-	-	-
Stock options exercised	-	-	40	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,662	-	-	2,662
Issuance and exercise of warrants	-	-	113	-	448	-	-	448
Foreign currency translation gain	-	-	-	-	-	-	117	117
Net loss	-	-	-	-	-	(26,410)	-	(26,410)
Balance at March 31, 2023	1,270	$1	36,690	$37	$238,272	$(455,395)	$(5,335)	$(222,420)

The accompanying notes are an integral part of the financial statements.

(Tabular data in thousands, except par value and per share data)

1. Summary of Significant Accounting Policies

Nature of Activities

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the operation, acquisition, development, and commercialization of innovative technologies to produce low and negative carbon intensity renewable fuels that replace fossil-based products.  We do this by building a local circular bioeconomy using agricultural products and waste to produce low carbon, advanced renewable fuels that reduce greenhouse gas ("GHG") emissions and improve air quality.  Our current operations include:

► California Ethanol - We own and operate a 65 million gallon per year capacity ethanol production facility in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots.  The Keyes Plant also sells CO₂ to Messer Gas who converts it to liquid and sells it to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives at the Keyes Plant focused on reducing operating costs and lowering the carbon intensity of our fuel.

► California Dairy Renewable Natural Gas - We produce Renewable Natural Gas (RNG) in central California.  Our facilities consist of eight anaerobic digesters that produce biogas from dairy waste, a 36-mile biogas collection pipeline leading to a central upgrading hub, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel.  We are actively expanding our RNG production dairies, with several additional digesters under construction, agreements with a total of 43 dairies, and environmental review completed for an additional 24 miles of pipeline.  We are also building our own RNG dispensing station, which is planned to begin operating in 2024.

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

In addition, we are actively growing our business by seeking to develop or acquire new facilities, including the following key projects:

► Sustainable Aviation Fuel and Renewable Diesel – We are developing a sustainable aviation fuel and renewable diesel (“SAF/RD”) production plant to be located at the Riverbank Industrial Complex in Riverbank, CA. The plant is currently designed to produce an expected 90 million gallons per year of SAF/RD from renewable oil and fats obtained from the Company’s other biofuels plants and other sources. The plant will use low-carbon hydroelectric electricity and renewable hydrogen that is generated within the plant’s own processes using byproducts of the SAF/RD production. In 2023, we received approval of the Use Permit and CEQA for the development of the plant, and in March 2024, we received the Authority to Construct air permits for the plant. We are continuing with the engineering and other required development activities for the plant.

► Carbon Capture and Underground Sequestration – We are developing Carbon Capture and Underground Sequestration (“CCUS”) facilities that will inject carbon dioxide captured from air emissions deep into the ground for geologic storage to reduce emissions to the atmosphere of greenhouse gases that contribute to global warming.  In May 2023, the Company received a permit from the State of California to build a geologic characterization well that will provide information for the permitting and design of a CCUS well to be located in Riverbank, California. The Company plans to construct the geologic characterization well in 2024 and is at the same time continuing engineering, permitting and other development activities for the sequestration well.

(Tabular data in thousands, except par value and per share data)

The Company’s current and planned businesses produce renewable fuels and reduce carbon emissions, while generating valuable Renewable Fuel Standard credits, California Low Carbon Fuel Standard credits, and federal tax credits.

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Aemetis, Inc. and its subsidiaries. We consolidate all entities in which we have a controlling financial interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We consider Aemetis Biogas LLC ("ABGL") to be a VIE because the Company owns all of the outstanding common units of ABGL and is the primary beneficiary of ABGL's operations; accordingly, the assets, liabilities, and operations of ABGL are consolidated in these financial statements.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated condensed balance sheet as of  March 31, 2024, the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the consolidated condensed statements of cash flows for the three months ended March 31, 2024 and 2023, and the consolidated condensed statements of stockholders’ deficit for the three months ended March 31, 2024 and 2023 are unaudited. The consolidated condensed balance sheet as of December 31, 2023, was derived from the 2023 audited consolidated financial statements and notes thereto. The consolidated condensed financial statements in this report should be read in conjunction with the 2023 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three months ended March 31, 2024 and 2023 have been prepared on the same basis as the audited consolidated statements as of and for the year ended  December 31, 2023 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

There have been no material changes to our significant accounting policies disclosed in Note 1 - Nature of Activities and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(Tabular data in thousands, except par value and per share data)

2.  Revenue

We derive revenue primarily from sales of ethanol and related co-products in California, renewable natural gas ("RNG") and related environmental attributes in California, and biodiesel and refined glycerin in India.

California Ethanol Revenues: Starting in the second quarter of 2023, we began selling all our ethanol to J.D. Heiskell Holdings, LLC ("J.D. Heiskell"), who sells it to customers designated by us, and we have designated Murex, LLC, who continues to market the product.  J.D. Heiskell does not charge a fee for reselling the ethanol, but it receives the payments from the ultimate customer.  We also buy our corn feedstock from J.D. Heiskell, and J.D. Heiskell pays us the net balance between ethanol and other product we sell to J.D. Heiskell and our corn purchases from J.D. Heiskell. Our accounting (i) treats us as the purchaser/customer for corn purchases from J.D. Heiskell and we record the full purchase cost in cost-of-good sold, and (ii) treats us as the seller for ethanol and other product sales, so we treat all sales as revenue.

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

During the last two weeks of December 2022, we undertook an extended maintenance cycle and accelerated the implementation of several important ethanol plant energy efficiency upgrades. Our decision was partly driven by the high natural gas prices in California during the period. After monitoring natural gas pricing and margin profitability, we decided to extend the maintenance cycle into the first and second quarters of 2023 and restarted the plant at the end of May 2023, which accounts for lower revenue amounts shown in the table below for the period ending March 31, 2023.

The following table shows sales in our California Ethanol segment by product category:

	For the three months ended March 31,
	2024	2023
Ethanol sales	$25,385	$368
Wet distiller's grains sales	9,213	-
Other sales	1,491	107
Total	$36,089	$475

California Dairy Renewable Natural Gas Revenues: Our facilities as of March 31, 2024, consist of eight anaerobic digesters that process feedstock from dairies into biogas, a 36-mile collection pipeline leading to a central upgrading hub, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel.  In connection with dispensing the RNG, we generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard ("LCFS"). We began selling D3 RINs in the third quarter of 2023 and began selling LCFS credits in the first quarter of 2024. We recognize revenue from sales of RNG concurrent with our production and injection into the transportation pipeline.  We recognize revenue from sales of D3 RINs and LCFS credits at the time we sell the credits.

	For the three months ended March 31,
	2024	2023
RNG, LCFS and D3 RIN sales	$3,792	$206

(Tabular data in thousands, except par value and per share data)

India Biodiesel Revenues:

The following table shows our sales in our India Biodiesel segment by product category:

	For the three months ended March 31,
	2024	2023
Biodiesel sales	$30,992	$1,190
Other sales	1,761	280
Total	$32,753	$1,470

3.  Cash and Cash Equivalents

The following table reconciles cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheet to the statement of cash flows:

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,629	$2,667
Restricted cash included in other current assets	143	289
Restricted cash included in other assets	3,165	3,324
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,937	$6,280

Restricted cash shown in the table above includes amounts required to be set aside by the Construction and Term Loan Agreement arranged by Greater Commercial Lending ("GCL") for financing reserves and construction contingencies.

4.  Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of March 31, 2024 and 2023:

	As of
	March 31, 2024	March 31, 2023
Series B preferred (post split basis)	-	127
Common stock options and warrants	7,743	6,125
Debt with conversion feature at $30 per share of common stock	1,270	1,246
Total number of potentially dilutive shares	9,013	7,498

(Tabular data in thousands, except par value and per share data)

5. Inventories

Inventories consist of the following:

	As of
	March 31, 2024	December 31, 2023
Raw materials	$9,564	$9,907
Work-in-progress	1,657	1,682
Finished goods	4,790	6,702
Total inventories	$16,011	$18,291

As of  March 31, 2024 , and December 31, 2023 , the Company recognized a lower of cost or net realizable value adjustment  of $109 thousand and $ 58 thousand, respectively, related to inventory.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	March 31, 2024	December 31, 2023
Land	$7,344	$7,345
Plant and buildings	136,750	136,318
Furniture and fixtures	2,529	2,266
Machinery and equipment	15,150	14,982
Construction in progress	76,609	73,057
Property held for development	15,431	15,431
Finance lease right of use assets	2,889	2,889
Total gross property, plant & equipment	256,702	252,288
Less accumulated depreciation	(58,965)	(57,180)
Total net property, plant & equipment	$197,737	$195,108

For the three months ended March 31, 2024 and 2023, interest capitalized in property, plant and equipment was $1.7 million and $1.8 million, respectively.

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

For the three months ended March 31, 2024 and 2023, the Company recorded depreciation expense of $1.8 million for each period.

(Tabular data in thousands, except par value and per share data)

7. Debt

Debt consists of the following:

	March 31, 2024	December 31, 2023
Third Eye Capital term notes	$7,172	$7,159
Third Eye Capital revolving credit facility	23,800	20,922
Third Eye Capital revolving notes Series B	57,694	54,412
Third Eye Capital revenue participation term notes	12,046	12,011
Third Eye Capital acquisition term notes	26,709	26,655
Third Eye Capital Fuels Revolving Line	35,168	32,511
Third Eye Capital Carbon Revolving Line	23,673	23,486
Construction and term loans	43,894	41,024
Cilion shareholder purchase obligation	7,081	7,028
Subordinated notes	17,747	17,625
EB-5 promissory notes	42,439	42,211
Working capital loans	3,954	3,827
Term loans on capital expenditures	5,847	5,850
Total debt	307,224	294,721
Less current portion of debt	72,807	37,028
Total long term debt	$234,417	$257,693

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

The Original Third Eye Capital Notes have been amended several times. Most recently, on  March 25, 2024, the Company and Third Eye Capital Corporation entered into a “Limited Waiver and Amendment No. 28 to Amended and Restated Note Purchase Agreement” (“Amendment No. 28”) that (i) revised the loan covenant related to Keyes plant note indebtedness to exclude certain draws on Third Eye credit facilities and to exclude the "Redemption Fee," as defined in the Amended and Restated Note Purchase Agreement, and (ii) changed the maximum ratio of Note Indebtedness to the Keyes Plant market value to 120%. As consideration for Amendment No. 28, the Company agreed to pay Third Eye Capital an amendment fee of $0.1 million. We evaluated the terms of Amendment No. 28 in accordance with ASC 470-50 Debt – Modification and Extinguishment and ASC 470-60 Troubled Debt Restructuring and applied modification accounting treatment.

(Tabular data in thousands, except par value and per share data)

Terms of Original Third Eye Capital Notes:

A.

Term Notes.  As of March 31, 2024, the Company had $7.3 million in principal and interest outstanding under the Term Notes and $104 thousand unamortized debt issuance costs. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2025.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (22.25% as of March 31, 2024) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2025. As of March 31, 2024, AAFK had $24.8 million in principal and interest and waiver fees outstanding and $1.0 million unamortized debt issuance costs under the Revolving Credit Facility.

C.

Revolving Notes Series B. The Revolving Notes Series B accrues interest at the prime rate plus 13.75% (22.25% as of March 31, 2024) payable monthly in arrears. The Revolving Notes Series B matures on April 1, 2025. As of March 31, 2024, AAFK had $58.5 million in principal and interest and waiver fees outstanding and $0.8 million unamortized debt issuance costs under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Notes bear interest at 5% per annum and mature on April 1, 2025. As of March 31, 2024, AAFK had $12.2 million in principal and interest outstanding under the Revenue Participation Term Notes and $168 thousand unamortized debt issuance costs.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (19.25% per annum as of March 31, 2024) and mature on April 1, 2025. As of March 31, 2024, Aemetis Facility Keyes, Inc. had $27.0 million in principal and interest and redemption fees outstanding under the Acquisition Term Notes and $325 thousand unamortized debt issuance costs. The outstanding principal balance includes $7.5 million in redemption fee on which interest is not charged.

The Original Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Notes allow the lender to accelerate the maturity in the event of any default that could reasonably be expected to have a material adverse effect on the Company, such as any change in the business, operations, or financial condition. The Company has evaluated the likelihood of such an acceleration event and determined such an event to not be probable in the next twelve months. The Notes allow interest to be added to the outstanding principal balance. The Original Third Eye Capital Notes are secured by first priority liens on all real and personal property of, and assignment of proceeds from all government grants and guarantees from the Company’s North American subsidiaries. The Original Third Eye Capital Notes all contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chair and CEO, provided a guaranty of payment and performance secured by all Company shares owned by McAfee Capital and additional assets. In addition, Eric McAfee has provided a personal guaranty of up to $10 million plus a pledge of his ownership interests in several personal assets.

Third Eye Capital Reserve Facility. On March 6, 2020, we entered into a reserve liquidity facility governed by a promissory note, payable to Third Eye Capital Corporation, in the principal amount of $18 million. The reserve liquidity facility has been amended several times.  Most recently, on March 25, 2024, the Company and Third Eye Capital entered into a "Seventh Amended and Restated Promissory Note" that increased the amount available under the reserve liquidity facility to $85 million and extended the maturity date to  April 1, 2025. Borrowings under the Note are available until maturity. Interest on borrowed amounts would accrue at a rate of 30% per annum, to be paid monthly in arrears, or 40% if an event of default has occurred and continues. Interest payments due may be capitalized into the principal balance of the Note. The Company pays a standby fee of 2% per annum of the difference between the aggregate principal outstanding under the Note and the commitment, payable monthly arrears in either cash or stock. The Note also requires the Company to pay a fee in the amount of $0.5 million in connection with a request for an advance on the Note, provided that such fee may be added to the principal amount of the Note. In addition, the Company would be required to make payments on the Note with funds received from the closing of certain new debt or equity financing or transactions, as described in the Note. The Note is secured by liens and security interests upon the property and assets of the Company. As of March 31, 2024, we have no borrowings outstanding under the Reserve Liquidity Note.

Third Eye Capital Revolving Credit Facility for Fuels and Carbon Lines. On March 2, 2022, Goodland Advanced Fuels, Inc. ("GAFI) and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital, as administrative agent and collateral agent, and the lender party thereto (the “New Credit Facility”). The New Credit Facility provides for two credit lines with aggregate availability of up to $100 million, consisting of a revolving credit facility with GAFI for up to $50 million (the “Fuels Revolving Line”) and a revolving credit facility with ACCI for up to $50 million (the “Carbon Revolving Line” and together with the Fuels Revolving Line, the “Revolving Lines”). Loans received under the Fuels Revolving Line have a maturity date of March 1, 2025, and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 6.00% and (ii) ten percent (10.0%).  Loans received under the Carbon Revolving Line have a maturity date of March 1, 2026 and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%). Loans under the Fuels Revolving Line are available for working capital purposes and loans made under the Carbon Revolving Line are available for projects that reduce, capture, use, or sequester carbon with the objective of reducing carbon dioxide emissions. As of March 31, 2024, GAFI had principal and interest outstanding of $35.1 million classified as current debt and $1.8 million unamortized debt issuance costs. As of March 31, 2024, ACCI had principal and interest outstanding of $0.3 million classified as current debt, $23.4 million classified as long-term debt, and $1.5 million in unamortized debt issuance costs.

(Tabular data in thousands, except par value and per share data)

Cilion Shareholder Purchase Obligation. In connection with the Company’s merger with Cilion, Inc. (“Cilion”), on July 6, 2012, the Company incurred a $5.0 million payment obligation to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of March 31, 2024, Aemetis Facility Keyes, Inc. had $7.0 million in principal and interest outstanding under the Cilion payment obligation under the merger agreement.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.4 million in original notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months. Upon maturity, the Subordinated Notes are renewable at the Company's election for six month periods with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full. On  January 1, 2024, the maturity on the Subordinated Notes was extended to June 30, 2024. In connection with the extension, the Company paid a $340 thousand extension fee by adding the fee to the balance of the Subordinated Notes and issued warrants exercisable for 113 thousand shares of common stock with a term of two years and an exercise price of $0.01 per share. The Company evaluated the January 1, 2024, amendment and the refinancing terms of the notes and applied modification accounting treatment in accordance with ASC 470-50 Debt – Modification and Extinguishment.  At March 31, 2024 and December 31, 2023, the Company had, in aggregate, $17.7 million and $17.6 million in principal and interest outstanding, respectively, under the Subordinated Notes.

EB-5 Promissory Notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized as a “Regional Center” to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2-3%. Advanced BioEnergy, LP arranged equity investments by foreign investors, and then Advanced BioEnergy used the invested equity to make loans to the Keyes Plant. Each note was issued in the principal amount of $0.5 million for a total aggregate principal amount of up to $36.0 million (the “EB-5 Phase I funding”). The original maturity date on the promissory notes has been extended. On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes which restated the original maturity date on the promissory notes with automatic six-month extensions as long as the Advanced Bioenergy investors’ immigration processes are in progress. Given the COVID-19 pandemic and processing delays for immigration process, Advanced BioEnergy, LP extended the maturity dates for debt repayment based on their projected processing timings as long as the investors do not give notice of withdrawal or an I-829 gets approved. Accordingly, the notes have been recognized as long-term debt while investor notes who obtained green card approval have been classified as current debt. The EB-5 Notes are convertible into Aemetis, Inc. common stock at a conversion price of $30 per share. As of March 31, 2024, $35.5 million has been released from the escrow amount to the Company, with $0.5 million remaining to be funded to escrow. As of March 31, 2024 and December 31, 2023, $38.0 million and $37.9 million was outstanding, respectively, on the EB-5 Notes.

On October 16, 2016, the Company launched its EB-5 Phase II funding (the “EB-5 Phase II Funding”) and entered into a Note Purchase Agreement with Advanced BioEnergy II, LP, a California limited partnership authorized as a Regional Center to receive EB-5 Phase II funding investments.  The Company received $4.0 million in loan funds before certain changes to and expiration of the EB-5 program prevented further funding.  The federal EB-5 program was recently reauthorized, and in March 2024, the U.S. Customs and Immigration Service approved the Company's project for up to $200 million of additional investment using EB-5 funds. Under the new rules, the minimum investment was raised from $0.5 million per investor to $0.8 million per investor. The terms of the EB-5 Phase II Funding are similar to the terms of the first round of EB-5 funding. As of March 31, 2024, and  December 31, 2023, $4.4 million and $4.3 million were outstanding on the EB-5 Notes under the EB-5 Phase II funding, respectively.

(Tabular data in thousands, except par value and per share data)

India Biodiesel Secure and Unsecured Loans. On November 13, 2023, the Company entered into a secure loan agreement with Secunderabad Oils Limited in an amount not to exceed $3.6 million. The loan is secured by the fixed assets and currents assets of the India Plant. The loans bear interest at 18% and are payable monthly. On November 6, 2023, the Company entered into a short-term loan with Leo Edibles & Fats Limited in an amount not to exceed $1.27 million. The loans bears interest at 18% and are payable monthly.  The loans are repayable on demand by the lender or within one year from the date of issuance. As of March 31, 2024 and December 31, 2023, the Company had outstanding balance of $4.0 million and $3.8 million, respectively.

Aemetis Biogas 1 LLC Term Loan. On  October 4, 2022, the Company entered into a Construction Loan Agreement (“AB1 Construction Loan”) with Greater Nevada Credit Union (“GNCU”). Pursuant to the AB1 Construction Loan, the lender made available an aggregate principal amount of $25 million, secured by all personal property collateral and real property collateral of Aemetis Biogas 1 LLC. The AB1 Construction Loan contained certain financial covenants to be measured as of the last day of each fiscal year end, and annually for the term of the loan. Effective as of December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan"). The AB1 Term Loan is secured by all personal property collateral and real property collateral of Aemetis Biogas 1 LLC. It bears interest at a rate of 9.25% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or (ii) the index floor. Other material terms of the loan include: (i) payments of interest only to be paid in monthly installments beginning January 22, 2024, (ii) payments of equal combined monthly installments of principal and interest beginning on January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of March 31, 2024 and December 31, 2023, the Company had $25.3 million and $25.1 million, respectively, outstanding under the AB1 Term Loan.

Aemetis Biogas 2 LLC Construction and Term Loan. On July 28, 2023, the Company entered into a second Construction and Term Loan Agreement (“AB2 Loan") with Magnolia Bank, Incorporated. Pursuant to the AB2 Loan, the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of Aemetis Biogas 2 LLC. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) payments of interest only to be paid in monthly installments beginning August 15, 2023, (ii) payments of equal combined monthly installments of principal and interest beginning on August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of March 31, 2024, and December 31, 2023, the Company had $19.4 million and $16.8 million, respectively, outstanding and unamortized discount issuances costs of $0.8 million for each period, respectively, under the AB2 Loan.

Financing Agreement for Capital Expenditures. The Company entered into an agreement with Mitsubishi Chemical America, Inc. (“Mitsubishi”) to purchase ZEBREXTM membrane dehydration equipment to conserve energy and improve operating efficiencies at the Keyes Plant. The Company also entered into a financing agreement with Mitsubishi for $5.7 million for this equipment. Payments pursuant to the financing transaction will commence after the installation date and interest will be charged based on the certain performance metrics after operation of the equipment. After an initial start-up process, process bottlenecks were encountered and operations were suspended pending further examination and optimization. We recorded the asset in property, plant and equipment, net and recorded the related liability of $2.2 million in short term borrowings and $3.6 million in other long-term debt, respectively as of March 31, 2024.

Maturity Date Schedule

Scheduled debt repayments for the Company’s loan obligations by year are as follows:

Twelve Months ended March 31,	Debt Repayments
2025	$72,807
2026	180,279
2027	13,211
2028	4,375
2029	2,085
Thereafter	39,220
Total debt	311,977
Debt issuance costs	(4,753)
Total debt, net of debt issuance costs	$307,224

(Tabular data in thousands, except par value and per share data)

8. Leases

The Company is a party to operating leases for the Company's corporate office in Cupertino, modular offices, and laboratory facilities.  We have also entered into several finance leases for mobile equipment and for the Riverbank Industrial Complex.  These finance leases have a purchase option at the end of the term that we are reasonably certain we will exercise, so the leases are classified as finance leases. Our leases have remaining terms of one year to 13 years. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations as we incur the expenses.

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

The components of lease expense are as follows:

	Three months ended March 31,
	2024	2023
Operating lease cost
Operating lease expense	$181	$181
Short term lease expense	21	21
Variable lease expense	32	22
Total operating lease cost	$234	$224

Finance lease cost
Amortization of right-of-use assets	$30	$31
Interest on lease liabilities	86	91
Total finance lease cost	$116	$122

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended March 31,
	2024	2023
Operating cash flows used in operating leases	$169	$164
Operating cash flows used in finance leases	86	91
Financing cash flows used in finance leases	$8	$83

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Operating leases
Accretion of the lease liability	$74	$87
Amortization of right-of-use assets	105	94

The weighted average remaining lease term and weighted average discount rate as of March 31, 2024 are as follows:

Weighted Average Remaining Lease Term
Operating leases (in years)	4.0	4.9
Finance leases (in years)	12.8	13.7

Weighted Average Discount Rate
Operating leases	14.1%	14.1%
Finance leases	13.3%	13.2%

(Tabular data in thousands, except par value and per share data)

Supplemental balance sheet information related to leases is as follows:

	March 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$1,951	$2,056

Other current liability	417	406
Other long term liabilities	1,677	1,783
Total operating lease liabilities	2,094	2,189

Finance leases
Property and equipment, at cost	$2,889	$2,889
Accumulated depreciation	(258)	(228)
Property and equipment, net	2,631	2,661

Other current liability	31	30
Other long term liabilities	2,763	2,687
Total finance lease liabilities	2,794	2,717

Maturities of operating lease liabilities are as follows:

Twelve months ended March 31,	Operating leases	Finance leases

2025	$678	$179
2026	670	159
2027	631	145
2028	650	145
2029	109	145
Thereafter	-	10,105
Total lease payments	2,738	10,878
Less imputed interest	(644)	(8,084)
Total lease liability	$2,094	$2,794

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

The components of lease income are as follows:

	Three months ended March 31,
	2024	2023
Lease income	$491	$471

Future lease commitments to be received by the Company as of March 31, 2024, are as follows:

Twelve months ended March 31,
2025	$845
2026	825
2027	670
2028	615
2029	613
Thereafter	631
Total future lease commitments	$4,199

(Tabular data in thousands, except par value and per share data)

9.  Aemetis Biogas LLC – Series A Preferred Financing

On December 20, 2018, Aemetis Biogas LLC ("ABGL") entered into a Series A Preferred Unit Purchase Agreement for the sale of Series A Preferred Units to Protair-X Americas, Inc., with Third Eye Capital acting as an agent. ABGL is authorized to issue 11,000,000 common units and 6,000,000 convertible, redeemable, secured, preferred membership units (the “Series A Preferred Units”). ABGL issued 6,000,000 common units to Aemetis, Inc. at a value of $5.00 per common unit for a total of $30.0 million in funding. 5,000,000 common units of ABGL are held in reserve as potential conversion units issuable to the Preferred Unit holder upon certain triggering events. From inception of the agreement through 2022, ABGL issued 6,000,000 Series A Preferred Units in exchange for $30.0 million in funding, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The original Preferred Unit Purchase Agreement included requirements for preference payments and mandatory redemption, in addition to several operating covenants.

On February 8, 2024, ABGL entered into an agreement entitled Fifth Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Fifth Amendment") providing: (i) a waiver to ABGL for not redeeming all Series A Preferred Units by December 31, 2023 and (ii) the right for ABGL to redeem all of the outstanding Series A Preferred Units by April 30, 2024, for an aggregate redemption price of $111.0 million. The PUPA Fifth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair-X and Third Eye Capital effective as of May 1, 2024 and maturing April 30, 2025, in substantially the form attached to the PUPA Fifth Amendment. The credit agreement bears an interest rate equal to the greater of (i) the prime rate plus 10.0% and (ii) 16.0%. In accordance with the provisions of ASC 470-60 Troubled Debt Restructuring, we applied troubled debt restructuring accounting to the PUPA Fifth Amendment, resulting in no gain or loss from the application of this accounting to the entry of the PUPA Fifth Amendment. As of filing of this Form 10Q, the Company has not executed the credit agreement and has been in the process of obtaining the extension to redeem the Series A Preferred Units. In addition, consistent with ASC 470-60, the Company accretes the amount of principal and interest due using the effective interest method from the starting liability value to the full amount that would be due as of April 30, 2025. Based on the terms of the PUPA Fifth Amendment, the deferred PUPA redemption balance is classified as long term liability as of March 31, 2024.

The Company recorded Series A Preferred Unit liabilities as long-term liabilities of $116.9 million and $113.2 million as of March 31, 2024, and December 31, 2023, respectively.

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

The following table summarizes activity under the 2019 Stock Plan and prior plan during the three-month period ending March 31, 2024:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2023	456	5,526	$4.42
Authorized	1,740	-	-
Options Granted	(1,761)	1,761	3.10
RSAs Granted	(364)	-	-
Exercised	-	(14)	2.54
Forfeited/expired	61	(61)	6.97
Balance as of March 31, 2024	132	7,212	$4.08

The number of outstanding option shares as of March 31, 2024, includes 4.3 million shares that are vested.

Inducement Equity Plan

In March 2016, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory stock options to purchase common stock. This plan was not approved by stockholders, and as a result is available only for grants to prospective employees. As of March 31, 2024, there are no option grants outstanding under the Inducement Equity Plan.

Stock-based Compensation Expense

Stock-based compensation is accounted for in accordance with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and consultants based on estimated fair value on the grant date. We estimate the fair value using the Black-Scholes option pricing model and recognize that fair value as an expense over the vesting period of each grant using the straight-line method. We only record compensation cost for vested options. The Black-Scholes valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, expected dividends, and expected forfeitures. We use the simplified calculation of expected term described in SEC Staff Accounting Bulletin Topic 14, Share-Based Payment. Volatility is based on an average of the historical volatility of Aemetis, Inc. common stock during the period of time preceding the date of option issuance that matches the term of the option grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the treasury maturity term corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants. To the extent actual forfeitures occur, the difference is recorded as an adjustment in the scheduled expense during the period of the forfeiture.

The weighted average fair value calculations for the options granted during the three months ended March 31, 2024 and 2023 are based on the following assumptions:

	For the three months ended March 31,
Description	2024	2023
Dividend-yield	-	-
Risk-free interest rate	4.08%	3.82%
Expected volatility	115.42%	125.32%
Expected life (years)	5.81	7.00
Market value per share on grant date	$3.10	$3.75
Fair value per option on grant date	$2.65	$3.43

During the three months ended March 31, 2024 and 2023, the Company granted 363,500 and 243,850 restricted stock awards, respectively, with a fair value on date of grant of $3.10 and $3.75, respectively, per share.

As of  March 31, 2024, the Company had $9.9 million of total unrecognized compensation expense for option issuance, which the Company will amortize over the remaining vesting period for each applicable grant, which has a weighted average of 1.9 years as of March 31, 2024.

(Tabular data in thousands, except par value and per share data)

11. Warrants

During the three months ending March 31, 2024, the Company granted warrants to two subordinated lenders in connection with debt extensions.  The warrants were exercisable for 113,000 shares of the Company's common stock at an exercise price of $0.01 per share with a two-year term.  These warrants were exercised during the three months ending March 31, 2024.

The fair value calculations for issued warrants are based on the following weighted average factors:

	For the three months ended March 31,
Description	2024	2023
Dividend-yield	-%	-%
Risk-free interest rate	4.23%	4.41%
Expected volatility	101.36%	125.32%
Expected life (years)	2.00	2.00
Exercise price per share	$0.01	$0.01
Market value per share on grant date	$5.24	$3.96
Fair value per share on grant date	$5.23	$3.95

The following table summarizes warrant activity during the three months ending March 31, 2024:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2023	530	$11.70	5.77
Granted	113	0.01
Exercised	(113)	0.01
Outstanding March 31, 2024	530	$11.70	5.54

All of the above outstanding warrants are vested and exercisable as of March 31, 2024.

(Tabular data in thousands, except par value and per share data)

12. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company procures whole yellow corn from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin.  Pursuant to a separate agreement entered in May 2023, J.D. Heiskell also purchases all of our ethanol and other products and sells them to customers designated by us.  We have designated Murex to purchase ethanol and WDG and A.L Gilbert to purchase corn oil. The Company’s relationships with J.D. Heiskell, and A.L. Gilbert are well established, and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and providing working capital relationships.

The J.D. Heiskell sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three months ended March 31, 2024 and 2023 were as follows:

	As of and for the three months ended March 31,
	2024	2023
Ethanol sales	$25,385	$-
Wet distiller's grains sales	9,213	-
Corn oil sales	1,292	37
CDS sales	21	-
Corn purchases	30,913	302

	March 31, 2024	December 31, 2023
Accounts receivable	1,540	1,073
Accounts payable	1,580	1,207

Ethanol and Wet Distillers Grains Marketing Arrangement. The Company entered into a Fuel Ethanol Purchase and Sale Agreement with Murex, which matures on October 31, 2023, with automatic one-year renewals thereafter. On May 30, 2023, the Company entered into Amendment No. 1 to the Fuel Ethanol Purchase and Sale Agreement that provides (i) the Company temporarily suspend the agreement for the duration of the Company's Working Capital Agreement with J.D. Heiskell, and (ii) the initial term shall be automatically renewed beginning on October 1, 2023, and ending on March 31, 2025. The Company also entered into a Wet Distillers Grains Marketing Agreement with A.L. Gilbert, which matures on December 31, 2024, with automatic one-year renewals thereafter.

For the three months ended March 31, 2024 and 2023, the Company expensed marketing costs of 0.2 million and $0.4 million, respectively, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement. These marketing costs are presented as part of Selling, General, and Administration expenses.

For the three months ended March 31, 2024 and 2023, the Company expensed shipping and handling costs related to sales of ethanol $0.7 million and expensed transportation costs related to sales of WDG of $1.4 million.

For the three months ended March 31, 2023, the Company did not incur material marketing costs, shipping and handling cost related to sales of ethanol, or transportation costs related to the sales of WDG as the Keyes Plant was in extended maintenance cycle.

Supply Trade Agreement. On July 1, 2022, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”). Under this agreement, Gemini agreed to provide the Company with a supply of feedstock up to a credit limit of $12.7 million with collateral of inventories, current assets, and fixed assets. If the Company fails to pay the invoice within the ten-day credit period, the outstanding amount will bear interest at 18%. The original term of the agreement is for one year and which was extended for two years with maturity of June 2025. Either party can terminate the agreement by giving notice one month notice in writing. As of March 31, 2024 and December 31, 2023, the Company had accounts payable of $4.3 million and $7.5 million outstanding balance, respectively, under this agreement.

As of March 31, 2024, we have no forward sale commitments.

Natural Gas Purchase Agreement. As of March 31, 2024, we entered into a forward purchase agreement to buy 80 thousand MMBtu of natural gas at a fixed price from April through October 2024.

(Tabular data in thousands, except par value and per share data)

13. Segment Information

Aemetis recognizes three reportable segments “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.”

The “California Ethanol” reportable segment includes the Company’s 65 million gallon per year ethanol plant in Keyes, California, and the adjacent land leased for the production of CO₂.

The “California Dairy Renewable Natural Gas” reportable segment includes the production and sale of Renewable Natural Gas ("RNG") and associated environmental attributes, consisting of anaerobic digesters located at diaries, at 36 mile biogas collection pipeline, biogas upgrading hub that produces RNG from the biogas, and a pipeline interconnect.

The “India Biodiesel” reportable segment includes the Company’s 60 million gallon per year nameplate capacity biodiesel manufacturing plant in Kakinada India, and administrative offices in Hyderabad, India.

The Company has additional operating segments that have been determined not to be separately reportable segments, including our key projects under development which consists of the development of a sustainable aviation fuel and renewable diesel production plant in Riverbank, California, and the development of Carbon Capture and Underground Sequestration wells in California.  Additionally, our corporate offices, Goodland Plant in Kansas, and research and development facility in Minnesota are included in the “All Other” category.

Summarized financial information by reportable segment for the three months ended March 31, 2024 and 2023 follows:

	For the three months ended March 31, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$36,089	$3,792	$32,753	$-	$72,634
Gross profit (loss)	(5,658)	2,210	2,836	-	(612)

Interest expense including amortization of debt fees	6,753	636	425	2,699	10,513
Accretion and other expenses of Series A preferred units	-	3,311	-	-	3,311
Income tax expense (benefit)	-	35	843	-	878
Capital expenditures	107	2,843	304	329	3,583
Depreciation	966	569	208	55	1,798

	For the three months ended March 31, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$475	$206	$1,470	$-	$2,151
Gross loss	(12)	(773)	(510)	-	(1,295)

Interest expense including amortization of debt fees	5,518	704	69	2,756	9,047
Accretion and other expenses of Series A preferred units	-	5,564	-	-	5,564
Capital expenditures	334	6,499	36	747	7,616
Depreciation	1,109	457	155	69	1,790

(Tabular data in thousands, except par value and per share data)

California Ethanol: During 2023, t he Company amended the Corn Procurement and Working Capital Agreement and the J.D. Heiskell Purchasing Agreement to procure corn from J.D. Heiskell and sell all ethanol, WDG, and corn oil that the Company produces to J.D. Heiskell. Sales of ethanol, WDG, and corn oil to one customer accounted for 99.7% of the Company’s California Ethanol segment revenues for the three months ended March 31, 2024 . Sales of ethanol, WDG, and corn oil to one customer accounted for 77% of th e Company’s California Ethanol segment revenues for the three months ended March 31, 2023.

California Dairy Renewable Natural Gas: During the  three months ended March 31, 2024, we sold RNG to a single customer and sold D3 RINs and LCFS credits to two other customers.  During the three months ended March 31, 2023, all sales of RNG were to a single customer.

India Biodiesel: Three biodiesel customers accounted for 40%, 38%, and 16% of the Company’s India segment revenues for the three months ended March 31, 2024.  One biodiesel customer accounted for 80% of the Company’s India segment revenues for the three months ended March 31, 2024.

Total assets by reportable segments as of  March 31, 2024 and December 31, 2023 follows:

	March 31, 2024	December 31, 2023
California Ethanol	$68,403	$67,991
California Dairy Renewable Natural Gas	100,242	92,794
India Biodiesel	32,820	34,769
All Other	40,774	47,852
Total consolidated assets	$242,239	$243,406

14. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.7 million in connection with employment agreements, bonus, and expense reimbursements previously accrued as salaries expense and accrued liabilities. In the first quarter of 2023, the Audit Committee of the Company approved a one-time guarantee fee of $0.4 million to McAfee Capital in connection with McAfee Capital’s guarantees of the Company’s indebtedness with Third Eye Capital. As of March 31, 2024, the outstanding balance is $0.2 million.

The Company owes various members of the Board amounts totaling $0.3 million as of March 31, 2024, and December 31, 2023, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended March 31, 2024 and 2023, the Company expensed $0.1 million and $0.1 million, respectively, in connection with board compensation fees.

(Tabular data in thousands, except par value and per share data)

15. Subsequent Events

None.

16. Liquidity

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. As a result of negative capital, negative operating results, and collateralization of substantially all of the Company assets, the Company has been reliant on its senior secured lender to provide extensions to the maturity dates of its debt and loan facilities, and was required in 2023 to remit excess cash from operations to the senior secured lender.  In order to meet our obligations during the next twelve months, we will need to refinance debt with our senior lender for amounts becoming due in the next twelve months or receive the continued cooperation of our senior lender. This dependence on our senior lender raises substantial doubt about the Company's ability to continue as a going concern. While we believe our India biodiesel and California RNG businesses will generate positive cash flow from operations in 2024 which reduces cash demands and allows payments against other obligations, we will also continue to sell equity through our at-the-market registration at consistent levels and pursue the following strategies to improve liquidity:

Operations and Project Development

For the Keyes Plant, we plan to operate the plant and continue to improve its financial performance by adopting new technologies or process changes that allow for energy efficiency, cost reduction, or revenue enhancements, as well as, execute upon awarded grants that support investments in equipment to improve energy and operational efficiencies resulting in lower cost, lower carbon emissions, and overall margin improvement.

For Aemetis Biogas, we plan to operate our existing biogas digesters to produce and sell Renewable Natural Gas (RNG) and the associated Federal D3 RINs and California LCFS credits.  We are continuing to build new dairy digesters and pipeline extensions.  We began generating revenue from biogas operations in 2023 and we expect that this revenue will continue for the full year 2024, as well as increase as we build new digesters.  We also expect revenue to increase when the California Air Resource Board processes our LCFS pathway applications and approves a provisional carbon intensity that is lower than the temporary carbon intensity we currently use to calculate the quantity of LCFS credits that we generate.  We are seeking debt financing from a variety of sources to accelerate the construction of additional digesters.

For the India Plant, we plan to continue to sell our biodiesel to OMCs pursuant to cost-plus contracts.  We are also continuing to upgrade the plant to increase feedstock flexibility (and thereby lower feedstock costs), increase production capacity, and produce new products. Additionally, we are in the process of negotiating contractual arrangements for the export of refined animal tallow into international markets.

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

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

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

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to more than 80 local dairies and feedlots.  We also capture the Carbon Dioxide (“CO2”) emissions from our fermenters and sell it to Messer Gas for use to produce liquid CO₂ that it sells to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives focused on lowering the carbon intensity of our fuels, primarily by decreasing the use of fossil natural gas. These energy efficiency projects include high efficiency heat exchangers; a two-megawatt solar microgrid with battery storage; an Allen Bradley Decision Control System (DCS) to manage and optimize energy use and other plant operations; and a Mechanical Vapor Recompression (MVR) system to produce steam using low carbon electricity instead of natural gas. We believe these changes will lower the carbon intensity (CI) of the ethanol we produce and allow us to sell it for a correspondingly higher price.

Our California Dairy Renewable Natural Gas segment, Aemetis Biogas or “ABGL,” operates anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed) to produce biogas from dairy waste; transports the biogas by pipeline to the Keyes Plant site; and converts the biogas to Renewable Natural Gas (“RNG”) that is delivered to customers through the PG&E regional natural gas pipeline. As of March 31, 2024, we had eight operating digesters that receive dairy waste from nine dairies, and we are actively growing with an additional planned six digesters under construction that are expected to receive dairy waste from nine dairies.  We have constructed 36 miles of collection pipeline and have received environmental approval to construct an additional 24 miles.  We currently have agreements with a total of 43 dairies and are seeking to increase that number.

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

Our planned sustainable aviation fuel (SAF) and renewable diesel (RD) production plant is currently designed to produce 90 million gallons per year of combined SAF and RD from feedstocks consisting of renewable waste oils and fats. Our planned facility will be located at the Riverbank Industrial Complex in Riverbank, California. We signed a lease with purchase to option for the Riverbank Industrial Complex in 2021 and took possession of the site in 2022.  In 2023, we received a Use Permit and CEQA approval for the SAF/RD plant, and in March 2024, we received Authority to Construct air permits for the plant. We are continuing with development activities, including permitting, engineering, and financing. The site has access to low carbon hydroelectric power, and our plant is designed to use renewable hydrogen that will be produced from byproducts of the SAF/RD production process.

Our planned CCUS projects will compress and inject CO₂ into deep wells that are monitored to ensure the long-term sequestration of carbon underground. California’s Central Valley has been identified as one of the world’s most favorable regions for large-scale CO₂ injection projects due to the subsurface geologic formation that absorbs and retains CO₂ gas. The two initial Aemetis CCUS injection projects are being designed to capture and sequester more than two million metric tons per year of CO₂ at the Aemetis biofuels plant sites in Keyes and Riverbank, California. In July 2022, Aemetis purchased 24 acres at the Riverbank Industrial Complex in Riverbank, California to develop a CCUS injection well with more than 1 million metric ton per year of CO₂ sequestration capacity. In 2023, we obtained a permit to construct a geologic characterization well at the Riverbank site to obtain information to support an EPA Class VI CO₂ injection well permit application. Once operational, we expect that these projects will generate revenue by selling California LCFS credits and federal Internal Revenue Code Section 45Q tax credits.

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

Results of Operations

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, Renewable Natural Gas for our California Dairy Renewable Natural Gas segment, and biodiesel for our India Biodiesel segment.

	2024	2023	Inc/(dec)	% change
California Ethanol	$36,089	$475	$35,614	7497.7%
California Dairy Renewable Natural Gas	3,792	206	3,586	1740.8%
India Biodiesel	32,753	1,470	31,283	2128.1%
Total	$72,634	$2,151	$70,483	3276.8%

(Tabular data in thousands, except par value and per share data)

California Ethanol. For the three months ended March 31, 2024, the Company sold 14.1 million gallons of ethanol at an average price of $1.79 per gallon and 94 thousand tons of WDG at a price of $98 per ton. For the three months ended March 31, 2023, the Company sold 147 thousand gallons of ethanol at an average price of $2.50 per gallon. The increase in revenue was attributable to operating the Keyes plant for three full months during the first quarter of 2024 compared to first quarter of 2023 when the Keys plant was not operating during an extended maintenance period.

California Dairy Renewable Natural Gas. During the three months ended March 31, 2024, we produced 60.3 thousand MMBtu and sold 60.8 thousand MMBtu of renewable natural gas at an average price of $4.02 per MMBtu. In the first quarter of 2024, we also sold 766 thousand D3 RINs at an average price of $3.08 per RIN and 18 thousand metric tons of California LCFS credits at an average price of $66 per metric ton. As of March 31, 2024, we had 46.8 thousand MMBtu of RNG available for dispensing. During the three months ended March 31, 2023, we produced and sold 21.3 thousand MMBtu of RNG at an average price of $9.67 per MMBtu and did not sell any D3 RINs or LCFS credits.

India Biodiesel.  For the three months ended March 31, 2024, we generated 95% of our revenues from the sale of biodiesel, and 5% of our revenue from other sales compared to 81% of our revenue from biodiesel, and 19% of our revenue from other sales for the three months ended March 31, 2023. The increase in revenues was primarily attributable to obtaining the tender offers from India's Oil Market Companies, making the production of biodiesel commercially viable for the Company. Biodiesel sales volume increased to 27.5 thousand metric tons in the three months ended March 31, 2024 compared to 1.0 thousand metric tons in the three months ended March 31, 2023 while price per metric ton decreased by 10%.

Cost of Goods Sold

	2024	2023	Inc/(dec)	% change
California Ethanol	$41,747	$487	$41,260	8472.3%
California Dairy Renewable Natural Gas	1,582	979	603	61.6%
India Biodiesel	29,917	1,980	27,937	1411.0%
Total	$73,246	$3,446	$69,800	2025.5%

California Ethanol. For the three months ended March 31, 2024, we purchased 4.9 million bushels of corn at $6.33 per bushel and incurred $1.5 million in chemicals and denaturant costs, $2.7 million in natural gas costs, and $2.1 million in transportation costs. For the three months ended March 31, 2023, we did not incur corn or other chemical costs due to the extended maintenance at the Keyes Plant.

California Dairy Renewable Natural Gas. The Cost of Goods Sold includes dairy manure payments, equipment maintenance, and depreciation. The increase from the first quarter of 2023 to the first quarter of 2024 was primarily due to the increase in the number of operating digesters.

India Biodiesel. The increase in costs of goods sold was attributable to the increase in production of biodiesel. In the three months ended March 31, 2024 we consumed 27.3 thousand metric tons of feedstock, compared to 1.0 thousand metric tons of feedstock in the same period in 2023. During the three months ended March 31, 2024 the average price of biodiesel feedstock was $626 per metric ton compared to $876 per metric ton in the same period as in 2023.

Gross profit (loss)

	2024	2023	Inc/(dec)	% change
California Ethanol	$(5,658)	$(12)	$(5,646)	47050.0%
California Dairy Renewable Natural Gas	2,210	(773)	2,983	(385.9)%
India Biodiesel	2,836	(510)	3,346	(656.1)%
Total	$(612)	$(1,295)	$683	(52.7)%

California Ethanol. The increase gross loss during the period ended March 31, 2024, was attributable low ethanol prices and high corn prices. The Keyes Plant was in maintenance mode during the period ended March 31, 2023, so many expenses that would have normally been accounted for in gross profit/(loss) in that period were recharacterized to SG&A.

California Dairy Renewable Natural Gas. The increase in gross profit in the three months ended March 31, 2024 relates to an increase in sales of RNG, D3 RINs, and LCFS credits, compared to sales of RNG only in the same period ended March 31, 2023.

India Biodiesel. The increase in gross profit was attributable to an increase in the sales volume of biodiesel by 2,789% and refined glycerin by 513%, and by a 28% decrease of feedstock price.

(Tabular data in thousands, except par value and per share data)

Operating (income)/expense and non-operating (income)/expense

Selling, general, and administrative (“SG&A”) expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California and biodiesel and other products in India, as well as professional fees, insurance, other corporate expenses, and related facilities expenses. Total SG&A also includes receipts of lease payments as an offset to expenses. The research and development expenses are also included in the SG&A expenses.

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

	2024	2023	Inc/(dec)	% change
Selling, general and administrative expenses	8,850	10,828	(1,978)	(18.3)%

Other expense (income):
Interest expense
Interest rate expense	$9,092	$7,078	$2,014	28.5%
Debt related fees and amortization expense	1,421	1,969	(548)	(27.8)%
Accretion and other expenses of Series A preferred units	3,311	5,564	(2,253)	(40.5)%
Other (income) expense	67	(76)	143	(188.5)%

The decrease in SG&A expenses for the three months ended March 31, 2024 was due to (i) decreases in expenses of $1.1 million that had been reclassified from Cost of Goods Sold due to extended maintenance at the Keyes Plant during the first quarter of 2023, (ii) decreases in professional fees of $0.2 million, and (iii) decreases in utilities, penalties, and insurance of $0.6 million.

Interest expense increased in the three months ended March 31, 2024 due to the new Construction and Term Loan debt, increases in principal under the Revolving Loans and Revolving Credit Facilities, and the impact of rising interest rates on our variable interest rate debt compared to the same period in the prior year. The lower accretion and other expenses of the Series A Preferred Units was due to a decrease in the effective interest rate on the PUPA redemption obligation in the recent PUPA amendments.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were$1.6 million at March 31, 2024, of which $1.1 million was held in North America and the rest was held at our India subsidiary. Our current ratio at March 31, 2024 was 0.28 compared to 0.43 at December 31, 2023. We expect that our future available liquidity resources will consist primarily of cash generated from operations, remaining cash balances, borrowings under debt arrangements, and sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities and debt at the end of each period were as follows:

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,629	$2,667
Current assets (including cash, cash equivalents, and deposits)	32,952	36,400
Current and long-term liabilities (excluding all debt)	167,156	165,662
Current & long-term debt	307,224	294,721

(Tabular data in thousands, except par value and per share data)

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.  Our principal uses of cash have been to refinance indebtedness, fund operations, and for capital expenditures. We anticipate these uses will continue to be our principal uses of cash in the future.

We operate in a volatile market in which we have limited control over the major components of input costs and product revenues and are making investments in future facilities and facility upgrades that improve the overall margin while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil, natural gas, LCFS credits, and D3 RINs. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we require additional working capital to fund operations.

As a result of negative capital and negative operating results, and collateralization of substantially all of the Company assets, we have been reliant on our senior secured lender to extend the maturity dates of our debt and loan facilities. In order to meet obligations during the next twelve months, we will need to either refinance our debt or receive the continued cooperation of its senior lender. We plan to pursue the following strategies to improve the course of the business.

For the Keyes Plant, we plan to operate the plant and continue to improve its financial performance by adopting new technologies or process changes that increase energy efficiency, reduce costs, and enhance revenue, as well as execute upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon intensity, and overall margin improvement.

For our dairy RNG production, we plan to continue to operate our existing digesters as well as continue to build new dairy digesters and extend the existing pipeline. Funding for continued construction has been based on government guaranteed debt financing and grant programs.  We are seeking multiple sources of additional project funding to allow us to accelerate the addition of new digesters.  We began generating revenue from D3 RIN sales in 2023 and first generated revenue from the sale of LCFS credits in January 2024.  We expect to have a full year of revenue from both sources in 2024, which will provide significantly increased liquidity.

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

In addition to the above, we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling bonds in the taxable and tax-exempt markets, selling equity through the ATM and otherwise, selling the current EB-5 Phase II offering, and by vendor financing arrangements.

At March 31, 2024, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $186 million. The maturity dates for the Third Eye Capital financing arrangements are April 1, 2025, for $127.4 million, March 1, 2025, for $35.1 million and March 1, 2026, for $23.7 million.  As of the date of this report, the Company has $85.0 million additional borrowing capacity to fund future cash flow requirements under the Reserve Liquidity Notes with a maturity date April 1, 2025.

(Tabular data in thousands, except par value and per share data)

Change in Working Capital and Cash Flows

The following table (in thousands) describes the changes in current and long-term debt during the three months ended March 31, 2024:

Increases to debt:
Accrued interest	$9,742
Maturity date extension fee and other fees added to senior debt	1,162
Sub debt extension fees	340
Fuels Revolving Line draw	3,030
Construction Loan draw	2,663
Working capital loan draw	529
Total increases to debt		$17,466
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(2,021)
Principal and interest payments to EB-5 investors	(26)
Change in debt issuance costs, net of amortization	(1,580)
Term loan payments	(2)
Construction Loan Payments	(773)
Working capital loan payments	(577)
Total decreases to debt		$(4,979)
Change in total debt		$12,487

Working capital changes resulted from (i) a $2.3 million decrease in inventories due to the Keyes Plant restarting operations and buildup of inventory for production for winter months in India (ii) a $0.2 million increase in accounts receivable due to UBPL increase in sales, and (iii) a slight increase in other current assets of $0.6 million due to India paying several payments for vendors and taxes in advance. This was partially offset by (i) a $0.9 million decrease in prepaid expenses mainly due to the use of reserves to make interest payments on the biogas construction and term loans and other general amortizations, and (iii) a $1.0 million decrease in cash.

Net cash used in operating activities during the three months ended March 31, 2024, was $10.3 million, which was calculated based on non-cash charges of $9.5 million, net cash used by operating assets and liabilities of $4.4 million, and net loss of $24.2 million. The non-cash charges consisted of: (i) $1.4 million in amortization of debt issuance costs and other intangible assets, (ii) $1.8 million in depreciation expenses, (iii) $3.0 million in stock-based compensation expense, (iv) $3.3 million in accretion expense of Series A preferred units. Net changes in operating assets and liabilities consisted primarily of (i) an increase in accrued interest of $5.5 million, (ii) a decrease in accounts payable of $3.2 million, (iii) a decrease in other liabilities of $0.2 million, (iv) a decrease in inventories of $2.3 million and (v) a decrease in prepaid expenses of $0.9 million. This was partially offset by an increase in other assets of $0.5 million and an increase in accounts receivable of $0.2 million.

Cash used in investing activities was $3.6 million used in capital projects, partially offset by grant proceeds and other reimbursements of $1.9 million.

Cash provided by financing activities was $10.6 million, consisting of $5.5 million from issuance of common stock and $6.2 million from proceeds from borrowings, partially offset by repayments of borrowings of $0.4 million and payment of debt renewal and waiver fees of $0.8 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that of our most significant accounting policies and estimates, defined as those policies and estimates that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: revenue recognition; recoverability of long-lived assets, Series A Preferred unit liability, and debt modification and extinguishment accounting. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023.

(Tabular data in thousands, except par value and per share data)

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended March 31, 2024.

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

At times in our business, we reduce our exposure to fluctuations in product sales and margin, principally by entering into fixed price contracts for the purchase of feedstock and energy. At the time we enter into a purchase commitment for feedstock or energy, our goal is to also enter into an off-take arrangement with our customer to purchase the product, primarily biodiesel produced by our India plant, at a set price. For the three months ended March 31, 2024 we did not have any open firm-price sales commitments that extended beyond one month for product sales or any open firm price purchase commitments with our feedstock suppliers. We had one open firm price purchase commitment with our energy supplier where we entered into a fixed price, forward purchase contract for delivery of natural gas through October 2024 to protect against price fluctuations in the natural gas market.

Commodity Price Risk

The tables below provide a sensitivity analysis to help assess our exposure to market fluctuations in the prices of the listed commodities that we purchase or sell. The tables show the potential change in net income resulting from a hypothetical 10% change in prices of the listed commodity for the three months ended March 31, 2024. This analysis is not a forecast but is a means to determine what commodity markets may have an impact on our business.  The description of the commodity risk for each operating segment along with the numerical results of this analysis, which may differ from actual results, are as follows (in millions):

California Ethanol Production

Our Keyes Ethanol plant produces ethanol, distiller’s grains, and corn oil from corn and energy, principally natural gas. Ethanol prices are sensitive to world crude-oil supply and demand; crude oil refining capacity and utilization; government regulation; and consumer demand for alternative fuels. Distiller’s grains prices are sensitive to various demand factors such as population of livestock, prices for feed alternatives, and supply factors, primarily wet distillers grains production by California ethanol plants and dry distiller’s grains production from Midwest ethanol plants.

The price of corn is subject to fluctuations due to unpredictable factors such as weather; corn planted and harvested acreage; changes in national and global supply and demand; and government programs and policies. We use natural gas to provide energy for the ethanol production process and, as a result, our business is also sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall. Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons.

Commodity	Estimated Three Month Quantity (thousands) (1)	Unit of Measure	Net Income Effect of a 10% Change in Price ($ millions)
Ethanol	14.1	Gallons	$2.52
WDGS	0.1	Tons	$0.92
Corn	4.9	Bushels	$3.10
Nat Gas(2)	0.3	Btu	$-

(1) Estimated quantity is based on Q1 results.

(2) Natural gas purchased on a fixed-price, forward purchase commitment for this period.

India Biodiesel Production

Our India Biodiesel plant produces biodiesel from feedstocks that include refined palm oil, palm stearin, animal fats, waste oils, crude glycerin, and chemicals. In addition to pricing factors for biodiesel, we are subject to market risk with respect to the price and availability of the main raw materials we use to produce our products including refined palm oil, palm stearin, animal fats, crude glycerin, and chemicals.

Biodiesel prices are sensitive to world crude-oil supply and demand, crude oil refining capacity and utilization, governmental regulations and consumer demand for alternative fuels, principally diesel.  Locally, biodiesel prices are sensitive to the pricing models set by the Oil Marketing Companies, which now reprices monthly using a cost-based based formula. Glycerin pricing is sensitive to various supply and demand factors including world-wide production and availability, demand from consumer purchases of personal care, and demand for industrial chemicals such as paints.

The availability and pricing of feedstock for our biodiesel plant fluctuate with unpredictable factors such as global demand and supply of raw materials, weather conditions, and governmental policies toward agriculture and biofuels and international trade agreements.

Commodity	Estimated Three Month Quantity (thousands) (1)	Unit of Measure	Net Income Effect of a 10% Change in Price ($ millions)
Biodiesel	27.5	Tons	$3.10
Glycerin	2.4	Tons	$0.13
Oil and Fats feedstock	27.3	Tons	$1.71

(1) Estimated quantity is based on Q1 results.

Renewable Natural Gas Production

Our Renewable Natural Gas operations produce pipeline quality natural gas from dairy manure.

Dairy renewable natural gas prices are sensitive to weather factors, such as extreme heat or cold in the summer and winter, or other natural events like hurricanes in the spring, summer and fall.  Other natural gas price factors include North American exploration and production, and the amount of natural gas in underground storage during both the injection and withdrawal seasons.  Additionally, our RNG business is affected by the price of environmental attributes, specifically the price of Renewable Fuel Standard D3 RINs and California LCFS credits.

Commodity	Estimated Three Month Quantity (thousands)	Unit of Measure	Net Income Effect of a 10% Change in Price ($ millions)
Renewable Natural Gas	75.0	MMBtu	$0.03
D3 RINs	876.6	D3 RINs	$0.27
LCFS Credits	18.9	Metric Tons	$0.12

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from issuing term, construction and revolving loans that accrue interest at variable interest rates. Specifically, we had $217.2 million, before unamortized debt issuance costs, in U.S. Dollar denominated outstanding variable interest-rate debt as of March 31, 2024. Interest rates on our variable-rate debt are determined based on the market interest rate of either Prime Rate or five-year Treasury Constant Maturity Rate. A 1% increase in Prime Rate would increase our annual interest cost by approximately $1.7 million. A 1% increase in the five-year Treasury Constant Maturity Rate would increase our annual interest cost by approximately $0.4 million. Other details of our outstanding debt are discussed in Note 7. Debt in the Notes to the consolidated financial statements included as a part of this report.

Foreign Currency Exchange Rate Risk

We do expect to have exposure to foreign currency risk as we conduct most of our India business in Indian Rupees. Our India subsidiaries use the Indian Rupee local currency as their functional currency. Our primary exposure with respect to foreign currency exchange rate risk is the change in the Indian Rupee (INR) to US Dollar (USD) exchange rate. For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining year-to-date net income (loss) on the Balance Sheet but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss) on the Statement of Operations. For the three months ended March 31, 2024 and 2023, we recognized a loss of $44 thousand and a gain of $117 thousand, respectively, associated with foreign currency translation adjustments to other comprehensive income (loss). Using the three months ended March 31, 2024 Indian subsidiary financials and applying the appropriate actual weighted average or end exchange rate and then incrementing by 10 points each respective INR to USD exchange rate resulted in a $141 thousand impact to Net income (loss), a $1.2 million change in Total Liabilities, a $2.4 million change in Stockholders’ equity (deficit), and a $3.7 million change in Total Assets in our Indian subsidiary.  These calculations are solely to demonstrate the sensitivity of our financial reports to assumed change in foreign currency exchange and are not intended as a forecast.

Derivatives and Other Instruments

As of March 31, 2024, we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency contracts.

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

Changes in Internal Control over Financial Reporting

As discussed in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2023, we initiated a remediation plan to address the material weakness in our internal control related to information technology general controls and information technology systems.

(Tabular data in thousands, except par value and per share data)

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There has been no change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024. We urge you to read the risk factors contained therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2024, we issued two-year warrants to purchase 113 thousand shares of our common stock to subordinated lenders in connection with an extension of their debt, and we also issued 113 thousand shares of common stock in connection with their exercise of the warrants.  These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

During the first quarter of 2024, we issued a stock option pursuant to the 2019 Stock Plan to a consultant that is exercisable for 6 thousand shares of common stock at a strike price of $3.09 per share.  The stock option has a term of 10 years and one-twelfth of the shares vest every three months over a three year period from the grant date.  This stock option and the subsequent issuance of shares upon exercise of the option are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2024.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Current Reports

On May 8, 2024, the Audit Committee of the Board of Directors approved an annual guarantee fee of $350 thousand payable to McAfee Capital, LLC in connection with a certain guarantees that McAfee Capital provided for the Company's indebtedness to Third Eye Capital. McAfee Capital is owned by Eric A. McAfee, Chair of the Board and Chief Executive Officer of the Company.

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

Aemetis, Inc.

Date: May 9, 2024	By:	/s/ Eric A. McAfee
Eric A. McAfee Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Todd A. Waltz
Todd A. Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)