Form 10-Q
period 2024-06-30
AEMETIS, INC
filed 2024-08-05
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s Common Stock on July 31, 2024 was 47,196,649 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, in thousands except for par value)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents ($0 and $1,093 respectively from VIE)	$234	$2,667
Accounts receivable ($59 and $55 respectively from VIE)	8,764	8,633
Inventories	10,244	18,291
Prepaid expenses ($600 and $1,438 respectively from VIE)	2,265	3,347
Other current assets ($55 and $289 respectively from VIE)	2,348	3,462
Total current assets	23,855	36,400

Property, plant and equipment, net ($89,566 and $81,966 respectively from VIE)	194,042	195,108
Operating lease right-of-use assets ($458 and $145 respectively from VIE)	2,195	2,056
Other assets ($6,031 and $4,881 respectively from VIE)	11,996	9,842
Total assets	$232,088	$243,406

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($4,905 and $3,815 respectively from VIE)	$28,769	$32,132
Current portion of long term debt ($440 and $190 respectively from VIE)	55,766	13,585
Short term borrowings ($9 and $9 respectively from VIE)	18,822	23,443
Other current liabilities ($817 and $48 respectively from VIE)	17,496	15,229
Total current liabilities	120,853	84,389
Long term liabilities:
Senior secured notes and revolving notes	157,102	176,476
EB-5 notes	25,500	29,500
Other long term debt ($44,692 and $40,857 respectively from VIE)	51,826	51,717
Series A preferred units ($120,518 and $113,189 respectively from VIE)	120,518	113,189
Other long term liabilities ($286 and $67 respectively from VIE)	5,241	5,112
Total long term liabilities	360,187	375,994

Stockholders' deficit:
Common stock, $0.001 par value; 80,000 authorized; 45,782 and 40,966 shares issued and outstanding each period, respectively	46	41
Additional paid-in capital	285,519	264,058
Accumulated deficit	(528,810)	(475,405)
Accumulated other comprehensive loss	(5,707)	(5,671)
Total stockholders' deficit	(248,952)	(216,977)
Total liabilities and stockholders' deficit	$232,088	$243,406

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands except for loss per share)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues	$66,561	$45,112	$139,195	$47,263
Cost of goods sold	68,367	43,156	141,613	46,602
Gross (loss) profit	(1,806)	1,956	(2,418)	661

Selling, general and administrative	11,800	9,746	20,650	20,574
Operating loss	(13,606)	(7,790)	(23,068)	(19,913)

Other expense (income):
Interest expense
Interest rate expense	9,904	8,299	18,996	15,377
Debt related fees and amortization expense	1,820	1,330	3,241	3,299
Accretion and other expenses of Series A preferred units	3,477	6,885	6,788	12,449
Other (income) expense	(18)	(91)	49	(167)
Loss before income taxes	(28,789)	(24,213)	(52,142)	(50,871)
Income tax expense	385	1,066	1,263	818
Net loss	$(29,174)	$(25,279)	$(53,405)	$(51,689)

Other comprehensive income (loss)
Foreign currency translation (loss) income	8	16	(36)	133
Comprehensive loss	$(29,166)	$(25,263)	$(53,441)	$(51,556)

Net loss per common share
Basic	$(0.66)	$(0.68)	$(1.24)	$(1.40)
Diluted	$(0.66)	$(0.68)	$(1.24)	$(1.40)

Weighted average shares outstanding
Basic	44,417	37,179	43,153	36,804
Diluted	44,417	37,179	43,153	36,804

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2024	2023
Operating activities:
Net loss	$(53,405)	$(51,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,946	4,417
Depreciation	3,847	3,461
Debt related fees and amortization expense	3,241	3,289
Intangibles and other amortization expense	24	23
Accretion and other expenses of Series A preferred units	6,788	12,449
Loss on asset disposals	3,644	-
Warrants issued for working capital agreement	-	409
Deferred tax expense	-	701
Changes in operating assets and liabilities:
Accounts receivable	(145)	(4,884)
Inventories	8,028	(2,872)
Prepaid expenses	1,082	2,431
Other assets	(1,318)	-
Accounts payable	(5,961)	4,365
Accrued interest expense and fees	12,614	12,095
Other liabilities	1,243	1,828
Net cash used in operating activities	(15,372)	(13,977)

Investing activities:
Capital expenditures	(8,980)	(9,808)
Grant proceeds and other reimbursements received for capital expenditures	3,045	7,302
Net cash used in investing activities	(5,935)	(2,506)

Financing activities:
Proceeds from borrowings	8,436	21,627
Repayments of borrowings	(4,015)	(13,424)
Lender debt renewal and waiver fee payments	(1,444)	(1,681)
Payments on finance leases	(161)	(311)
Proceeds from sales of common stock	15,891	8,915
Proceeds from exercise of stock options	36	38
Net cash provided by financing activities	18,743	15,164

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	26	(214)
Net change in cash, cash equivalents, and restricted cash for period	(2,538)	(1,533)
Cash, cash equivalents, and restricted cash at beginning of period	6,280	6,999
Cash, cash equivalents and restricted cash at end of period	$3,742	$5,466

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$5,074	$4,546
Income taxes paid	878	20
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Debt fees added to revolving lines	-	2,236
Fair value of warrants issued to subordinated debt holders	593	448
Fair value of warrants issued to lender for debt issuance costs	-	245
Lender debt extension, waiver, and other fees added to debt	595	384
Cumulative capital expenditures in accounts payable, including net increase of $3,459 and $474, respectively	11,360	15,885

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the six months ended June 30, 2024
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2023	40,966	$41	$264,058	$(475,405)	$(5,671)	(216,977)

Issuance of common stock	1,523	2	5,511	-	-	5,513
Stock options exercised	14	-	36	-	-	36
Stock-based compensation	-	-	2,969	-	-	2,969
Issuance and exercise of warrants	113	-	593	-	-	593
Foreign currency translation loss	-	-	-	-	(44)	(44)
Net loss	-	-	-	(24,231)	-	(24,231)
Balance at March 31, 2024	42,616	$43	$273,167	$(499,636)	$(5,715)	$(232,141)

Issuance of common stock	3,166	3	10,375	-	-	10,378
Stock-based compensation	-	-	1,977	-	-	1,977
Foreign currency translation gain	-	-	-	-	8	8
Net loss	-	-	-	(29,174)	-	(29,174)
Balance at June 30, 2024	45,782	$46	$285,519	$(528,810)	$(5,707)	$(248,952)

For the six months ended June 30, 2023
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2022	1,270	$1	35,869	$36	$232,546	$(428,985)	$(5,452)	$(201,854)
Issuance of common stock	-	-	668	1	2,616	-	-	2,617
Stock options exercised	-	-	40	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,662	-	-	2,662
Issuance and exercise of warrants	-	-	113	-	448	-	-	448
Foreign currency translation gain	-	-	-	-	-	-	117	117
Net loss	-	-	-	-	-	(26,410)	-	(26,410)
Balance at March 31, 2023	1,270	$1	36,690	$37	$238,272	$(455,395)	$(5,335)	$(222,420)

Issuance of common stock	-	-	1,353	1	6,298	-	-	6,299
Series B conversion to common stock	(10)	-	1	-	-	-	-	-
Stock options exercised	-	-	72	-	38	-	-	38
Stock-based compensation	-	-	-	-	1,755	-	-	1,755
Issuance and exercise of warrants	-	-	62	-	654	-	-	654
Foreign currency translation gain	-	-	-	-	-	-	16	16
Net loss	-	-	-	-	-	(25,279)	-	(25,279)
Balance at June 30, 2023	1,260	$1	38,178	$38	$247,017	$(480,674)	$(5,319)	$(238,937)

The accompanying notes are an integral part of the financial statements.

(Tabular data in thousands, except par value and per share data)

1. General

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

► California Dairy Renewable Natural Gas - We produce Renewable Natural Gas (RNG) in central California.  Our facilities consist of nine anaerobic digesters that produce biogas from dairy waste, a 36-mile biogas collection pipeline leading to a central upgrading hub, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel.  We are actively expanding our RNG production dairies, with several additional digesters under construction, agreements with a total of 44 dairies, and environmental review completed for an additional 24 miles of pipeline.  We are also building our own RNG dispensing station, which is planned to begin operating by the end of 2024.

► India Biodiesel - We own and operate a plant in Kakinada, India ("Kakinada Plant" or "India Plant") with a capacity to produce about 60 million gallons per year of high-quality distilled biodiesel from a variety of vegetable oil and animal waste feedstocks.  The Kakinada Plant is one of the largest biodiesel production facilities in India.  The Kakinada Plant can also distill the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

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

► Carbon Capture and Underground Sequestration – We are developing Carbon Capture and Underground Sequestration (“CCUS”) facilities that will inject carbon dioxide captured from air emissions deep into the ground for geologic storage to reduce emissions to the atmosphere of greenhouse gases that contribute to global warming.  In May 2023, the Company received a permit from the State of California to build a geologic characterization well that will provide information for the permitting and design of a CCUS well to be located in Riverbank, California. The Company plans to begin drilling the geologic characterization well in 2024 and is at the same time continuing engineering, permitting and other development activities for the sequestration well.

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

The accompanying consolidated condensed balance sheet as of  June 30, 2024, the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the consolidated condensed statements of cash flows for the six months ended June 30, 2024 and 2023, and the consolidated condensed statements of stockholders’ deficit for the three and six months ended June 30, 2024 and 2023 are unaudited. The consolidated condensed balance sheet as of December 31, 2023, is derived from the 2023 audited consolidated financial statements and notes thereto.

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

(Tabular data in thousands, except par value and per share data)

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three and six months ended June 30, 2024 and 2023 have been prepared on the same basis as the audited consolidated statements as of and for the year ended  December 31, 2023 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

California Ethanol Revenues: Starting in the second quarter of 2023, we began selling all our ethanol to J.D. Heiskell Holdings, LLC ("J.D. Heiskell"), who sells it to customers designated by us, and we have designated Murex, LLC, who continues to market the product. We also buy our corn feedstock from J.D. Heiskell, and J.D. Heiskell pays us the net balance between ethanol and other product we sell to J.D. Heiskell and our corn purchases from J.D. Heiskell. Our accounting (i) treats us as the purchaser/customer for corn purchases from J.D. Heiskell and we record the full purchase cost in cost of goods sold, and (ii) treats us as the seller for ethanol and other product sales, so we treat all sales as revenue.

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

The following table shows sales in our California Ethanol segment by product category:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Ethanol sales	$29,437	$8,647	$54,823	$9,015
Wet distiller's grains sales	9,302	2,553	18,516	2,553
Other sales	1,393	132	2,882	239
Total	$40,132	$11,332	$76,221	$11,807

From December 2022 until May 2023, we undertook an extended maintenance cycle and accelerated the implementation of several important ethanol plant energy efficiency upgrades, which accounts for lower revenue amounts shown in the table above for the periods ending June 30, 2023.

California Dairy Renewable Natural Gas Revenues: Our facilities as of June 30, 2024, consist of nine anaerobic digesters that process feedstock from dairies into biogas, a 36-mile collection pipeline leading to a central upgrading hub, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel.  In connection with dispensing the RNG, we generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard ("LCFS"). We began selling D3 RINs in the third quarter of 2023 and began selling LCFS credits in the first quarter of 2024. We recognize revenue from sales of RNG concurrent with our production and injection into the pipeline.  We recognize revenue from sales of D3 RINs and LCFS credits at the time we sell the credits.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
RNG, LCFS and D3 RIN sales	$1,598	$210	$5,390	$416

India Biodiesel Revenues:

The following table shows our sales in our India Biodiesel segment by product category:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Biodiesel sales	$23,708	$32,811	$54,700	$34,001
Other sales	1,123	759	2,884	1,039
Total	$24,831	$33,570	$57,584	$35,040

(Tabular data in thousands, except par value and per share data)

3.  Cash and Cash Equivalents

The following table reconciles cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheet to the statement of cash flows:

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$234	$2,667
Restricted cash included in other current assets	635	289
Restricted cash included in other assets	2,873	3,324
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$3,742	$6,280

Restricted cash shown in the table above includes amounts required to be set aside by the Aemetis Biogas 1 LLC Term Loan Agreement and Aemetis Biogas 2 LLC Construction and Term Loan Agreement for financing reserves and construction contingencies.

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

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of June 30, 2024 and 2023:

	As of
	June 30, 2024	June 30, 2023
Series B preferred (post split basis)	-	126
Common stock options and warrants	7,731	6,107
Debt with conversion feature at $30 per share of common stock	1,277	1,251
Total number of potentially dilutive shares	9,008	7,484

5. Inventories

Inventories consist of the following:

	As of
	June 30, 2024	December 31, 2023
Raw materials	$4,426	$9,907
Work-in-progress	1,788	1,682
Finished goods	4,030	6,702
Total inventories	$10,244	$18,291

As of  June 30, 2024 , and December 31, 2023 , the Company recognized a lower of cost or net realizable value adjustment  of $0 and $58  thousand, respectively, related to inventory.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	June 30, 2024	December 31, 2023
Land	$7,345	$7,345
Plant and buildings	170,215	136,318
Furniture and fixtures	2,628	2,266
Machinery and equipment	5,628	14,982
Construction in progress	50,538	73,057
Property held for development	15,431	15,431
Finance lease right of use assets	2,889	2,889
Total gross property, plant & equipment	254,674	252,288
Less accumulated depreciation	(60,632)	(57,180)
Total net property, plant & equipment	$194,042	$195,108

For the three months ended June 30, 2024 and 2023, interest capitalized in property, plant and equipment was $1.3 million and $1.0 million (not including depreciation), respectively.  For the six months ended June 30, 2024 and 2023, interest capitalized in property, plant and equipment was $3.0 million and $2.8 million, respectively.

The increase in total gross property, plant and equipment during the six months ended June 30, 2024, was due to new additions of $12.2 million that were offset by a derecognition of one asset at the Keyes Plant that was carried at $10.0 million. Refer to Note 7 under the subheading Financing Agreement for Capital Expenditures for more information.

(Tabular data in thousands, except par value and per share data)

Construction in progress includes costs for the biogas construction projects (dairy digesters and pipeline), Riverbank projects (sustainable aviation fuel and renewable diesel plant as well as carbon capture characterization well), and energy efficiency projects at the Keyes Plant. Property held for development is the partially completed Goodland Plant which is not ready for operation. Depreciation will begin for each project when the project is operational and placed into service. Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

For the three months ended June 30, 2024 and 2023, the Company recorded depreciation expense of $2.0 million and $1.7 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded depreciation expense of $3.8 million and $3.5 million, respectively.

7. Debt

Debt consists of the following:

	June 30, 2024	December 31, 2023
Third Eye Capital term notes	$7,156	$7,159
Third Eye Capital revolving credit facility	26,677	20,922
Third Eye Capital revolving notes Series B	60,976	54,412
Third Eye Capital revenue participation term notes	12,024	12,011
Third Eye Capital acquisition term notes	26,672	26,655
Third Eye Capital Fuels Revolving Line	37,376	32,511
Third Eye Capital Carbon Revolving Line	24,381	23,486
Construction and term loans	45,115	41,024
Cilion shareholder purchase obligation	7,134	7,028
Subordinated notes	18,497	17,625
EB-5 promissory notes	42,665	42,211
Working capital loans	316	3,827
Term loans on capital expenditures	27	5,850
Total debt	309,016	294,721
Less current portion of debt	74,588	37,028
Total long term debt	$234,428	$257,693

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Third Eye Capital Corporation (“Third Eye Capital”). Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. (the Term Notes, Revolving Credit Facility, Revenue Participation Term Notes, and Acquisition Term Notes are referred to herein collectively as the “Original Third Eye Capital Notes”).  The Original Third Eye Capital Notes have been amended several times, and the current key terms are as follows:

A.

Term Notes.  As of June 30, 2024, the Company had $7.2 million in principal and interest outstanding under the Term Notes and $81 thousand unamortized debt issuance costs. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2025.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (22.25% as of June 30, 2024) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2025. As of June 30, 2024, AAFK had $27.5 million in principal and interest and waiver fees outstanding and $0.8 million unamortized debt issuance costs under the Revolving Credit Facility.

C.

Revolving Notes Series B. The Revolving Notes Series B accrues interest at the prime rate plus 13.75% (22.25% as of June 30, 2024) payable monthly in arrears. The Revolving Notes Series B matures on April 1, 2025. As of June 30, 2024, AAFK had $61.6 million in principal and interest and waiver fees outstanding and $0.6 million unamortized debt issuance costs under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Notes bear interest at 5% per annum and mature on April 1, 2025. As of June 30, 2024, AAFK had $12.2 million in principal and interest outstanding under the Revenue Participation Term Notes and $128 thousand unamortized debt issuance costs.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (19.25% per annum as of June 30, 2024) and mature on April 1, 2025. As of June 30, 2024, Aemetis Facility Keyes, Inc. had $26.9 million in principal and interest and redemption fees outstanding under the Acquisition Term Notes and $255 thousand unamortized debt issuance costs. The outstanding principal balance includes $7.5 million in redemption fee on which interest is not charged.

The maturity dates on each of the above notes can be extended by the Company from April 1, 2025, to April 1, 2026, by providing written notice to Third Eye Capital. As a condition of such extension, the Company would pay a fee of 1% of the amount due under the applicable note, of which 50% can be added to the outstanding debt and 50% would be paid in cash or common stock (if paid using common stock, the value of shares issued would equal 110% of the 50% portion of the extension fee). As a result of the Company's ability to extend the maturity date, the Original Third Eye Capital Notes are classified as non-current debt.

(Tabular data in thousands, except par value and per share data)

The Original Third Eye Capital Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Notes allow the lender to accelerate the maturity in the event of any default that could reasonably be expected to have a material adverse effect on the Company, such as any change in the business, operations, or financial condition. The Company has evaluated the likelihood of such an acceleration event and determined such an event to not be probable in the next twelve months. The Notes allow interest to be added to the outstanding principal balance. The Notes are secured by first priority liens on all real and personal property of, assignment of proceeds from all government grants and guarantees from the Company’s North American subsidiaries, and contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chair and CEO, provided a guaranty of payment and performance secured by all Company shares owned by McAfee Capital and additional assets, and Mr. McAfee has also provided a personal guaranty of up to $10 million plus a pledge of his ownership interests in several personal assets.

Third Eye Capital Reserve Facility. On March 6, 2020, we entered into a reserve liquidity facility governed by a promissory note, payable to Third Eye Capital Corporation, in the principal amount of $18 million. The reserve liquidity facility has been amended several times.  Most recently, on March 25, 2024, the Company and Third Eye Capital entered into a "Seventh Amended and Restated Promissory Note" that increased the amount available under the reserve liquidity facility to $85 million and extended the maturity date to  April 1, 2025. Borrowings under the Note are available until maturity. Interest on borrowed amounts would accrue at a rate of 30% per annum, to be paid monthly in arrears, or 40% if an event of default has occurred and continues. Interest payments due may be capitalized into the principal balance of the Note. The Company pays a standby fee of 2% per annum of the difference between the aggregate principal outstanding under the Note and the commitment, payable monthly arrears in either cash or stock. The Note also requires the Company to pay a fee in the amount of $0.5 million in connection with a request for an advance on the Note, provided that such fee may be added to the principal amount of the Note. In addition, the Company would be required to make payments on the Note with funds received from the closing of certain new debt or equity financing or transactions, as described in the Note. The Note is secured by liens and security interests on the property and assets of the Company. As of June 30, 2024, we have no borrowings outstanding under the Reserve Liquidity Note.

Third Eye Capital Revolving Credit Facility for Fuels and Carbon Lines. On March 2, 2022, Goodland Advanced Fuels, Inc. ("GAFI") and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital, as administrative agent and collateral agent, and the lender party thereto (the “New Credit Facility”). The New Credit Facility provides for two credit lines with aggregate availability of up to $100 million, consisting of a revolving credit facility with GAFI for up to $50 million (the “Fuels Revolving Line”) and a revolving credit facility with ACCI for up to $50 million (the “Carbon Revolving Line” and together with the Fuels Revolving Line, the “Revolving Lines”). Loans received under the Fuels Revolving Line have a maturity date of March 1, 2025, and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 6.00% and (ii) ten percent (10.0%).  Loans received under the Carbon Revolving Line have a maturity date of March 1, 2026 and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%). Loans under the Fuels Revolving Line are available for working capital purposes and loans made under the Carbon Revolving Line are available for projects that reduce, capture, use, or sequester carbon with the objective of reducing carbon dioxide emissions. As of June 30, 2024, GAFI had principal and interest outstanding of $38.7 million classified as current debt net of $1.3 million unamortized debt issuance costs. As of June 30, 2024, ACCI had principal and interest outstanding of $0.8 million classified as current debt, $24.9 million classified as long-term debt, and $1.3 million in unamortized debt issuance costs.

Cilion Shareholder Purchase Obligation. In connection with the Company’s merger with Cilion, Inc. (“Cilion”), on July 6, 2012, the Company incurred a $5.0 million payment obligation to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of June 30, 2024, Aemetis Facility Keyes, Inc. had $7.1 million in principal and interest outstanding under the Cilion payment obligation under the merger agreement.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.4 million in original notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months and the current maturity date is December 31, 2024. Upon maturity, the Subordinated Notes are renewable at the Company's election for six month periods with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full. As of  June 30, 2024, and December 31, 2023, the Company had, in aggregate, $18.5 million and $17.6 million in principal and interest outstanding, respectively, under the Subordinated Notes.

EB-5 Promissory Notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act that is designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized by U.S. Citizenship and Immigration Services as a “Regional Center” to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2 to 3%. The EB-5 Notes are convertible into Aemetis, Inc. common stock at a conversion price of $30 per share. Advanced BioEnergy, LP received equity investments by foreign investors, and then Advanced BioEnergy used the invested equity to make loans to the Keyes Plant. The EB-5 Notes are subordinated to the Company's senior secured debt to Third Eye Capital.  In addition, On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes that modified the stated maturity dates of the EB-5 Notes to provide automatic six-month extensions as long as the Advanced Bioenergy investors’ immigration processes are in progress. Accordingly, notes derived from Advanced BioEnergy equity provided by investors pending green card approval have been recognized as long-term debt while notes derived from Advanced BioEnergy equity provided by investors who have obtained green card approval have been classified as current debt. As of June 30, 2024 and December 31, 2023, $38.3 million and $37.9 million was outstanding, respectively, on the EB-5 Notes.

On October 16, 2016, the Company launched its EB-5 Phase II funding (the “EB-5 Phase II Funding”) and entered into certain Note Purchase Agreements with Advanced BioEnergy II, LP, a California limited partnership authorized to receive EB-5 equity funding investments.  The Company received $4.0 million in loan funds from Advanced BioEnergy II, LP before certain changes to and expiration of the EB-5 program prevented further funding. The federal EB-5 program was recently reauthorized, and in March 2024, the U.S. Customs and Immigration Services approved the Company's project for up to $200 million of additional investment using EB-5 funds. Under the new rules, the minimum investment is raised from $0.5 million per investor to $0.8 million per investor. The terms of the EB-5 Phase II Funding are similar to the terms of the first round of EB-5 funding. As of June 30, 2024, and  December 31, 2023, $4.4 million and $4.3 million were outstanding on the notes under the EB-5 Phase II funding, respectively.

India Biodiesel Secure and Unsecured Loans. On November 13, 2023, the Company entered into a secured loan agreement with Secunderabad Oils Limited in an amount not to exceed $3.6 million. The loan is secured by the fixed assets and currents assets of the Kakinada Plant and bears interest at 18% payable monthly. On November 6, 2023, the Company entered into a short-term loan with Leo Edibles & Fats Limited in an amount not to exceed $1.27 million. The loans bear interest at 18% and are payable monthly.  The loans are repayable on demand by the lender or within one year from the date of issuance. As of June 30, 2024 and December 31, 2023, the Company had outstanding balances totaling $0.3 million and $3.8 million, respectively.

(Tabular data in thousands, except par value and per share data)

Aemetis Biogas 1 LLC Term Loan. On  October 4, 2022, the Company entered into a Construction Loan Agreement ("AB1 Construction Loan") with Greater Nevada Credit Union (“GNCU”). Pursuant to the AB1 Construction Loan, the lender made available an aggregate principal amount of $25 million, secured by all personal property collateral and real property collateral of Aemetis Biogas 1 LLC. Effective as of December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan"). The AB1 Term Loan is secured by all personal property collateral and real property collateral of Aemetis Biogas 1 LLC. It bears interest at a rate of 9.25% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or (ii) the index floor. Other material terms of the loan include: (i) payments of interest only to be paid in monthly installments beginning January 22, 2024, (ii) payments of equal combined monthly installments of principal and interest beginning on January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of June 30, 2024, and December 31, 2023, the Company had $25.1 million and $25.1 million, respectively, outstanding under the AB1 Term Loan.

Aemetis Biogas 2 LLC Construction and Term Loan. On July 28, 2023, the Company entered into a Construction and Term Loan Agreement ("AB2 Loan") with Magnolia Bank, Incorporated. Pursuant to the AB2 Loan, the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of Aemetis Biogas 2 LLC. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) payments of interest only to be paid in monthly installments beginning August 15, 2023, (ii) payments of equal combined monthly installments of principal and interest beginning on August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of June 30, 2024, and December 31, 2023, the Company had $20.8 million and $16.8 million, respectively, outstanding and unamortized discount issuance costs of $0.8 million for each period, respectively, under the AB2 Loan.

Financing Agreement for Capital Expenditures. In 2018, the Company entered into an agreement with Mitsubishi Chemical America, Inc. ("MCA") to purchase ZEBREXTM membrane dehydration equipment to conserve energy and improve operating efficiencies at the Keyes Plant. The Company is no longer operating the equipment, and in June 2024, entered into an Agreement with MCA to amicably resolve all differences and terminate the 2018 equipment purchase agreement. As a result, the Company derecognized $9.6 million in net property, plant, and equipment; $3.6 million in long-term liabilities; $2.2 million in short-term liabilities and $0.2 million in accounts payable from its consolidated condensed balance sheet. The derecognition resulted in a net $3.6 million loss that is included in selling, general and administrative expense on the consolidated condensed statement of operations.

Maturity Date Schedule

Scheduled debt repayments for the Company’s loan obligations by year are as follows:

Twelve Months ended June 30,	Debt Repayments
2025	$74,588
2026	180,347
2027	11,151
2028	4,232
2029	1,981
Thereafter	40,671
Total debt	312,970
Debt issuance costs	(3,954)
Total debt, net of debt issuance costs	$309,016

8. Leases

The Company is a party to operating leases for the Company's corporate office in Cupertino, modular offices at the Keyes Plant and Biogas operations center, and laboratory facilities. We have also entered into several finance leases for mobile equipment and for the Riverbank Industrial Complex. These finance leases have a purchase option at the end of the term that we are reasonably certain we will exercise, so the leases are classified as finance leases. Our leases have remaining terms of one year to 13 years. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations as we incur the expenses.

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

(Tabular data in thousands, except par value and per share data)

The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost
Operating lease expense	$196	$181	$377	$362
Short term lease expense	42	21	63	42
Variable lease expense	35	22	67	44
Total operating lease cost	$273	$224	$507	$448

Finance lease cost
Amortization of right-of-use assets	$30	$30	$60	$61
Interest on lease liabilities	83	82	169	173
Total finance lease cost	$113	$112	$229	$234

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating cash flows used in operating leases	$246	$166	$414	$330
Operating cash flows used in finance leases	83	82	169	173
Financing cash flows used in finance leases	$154	$228	$161	$311

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating leases
Accretion of the lease liability	$89	$84	$164	$171
Amortization of right-of-use assets	106	97	211	191

The weighted average remaining lease term and weighted average discount rate as of June 30, 2024 are as follows:

Weighted Average Remaining Lease Term
Operating leases (in years)	6.5	4.7
Finance leases (in years)	12.6	13.5

Weighted Average Discount Rate
Operating leases	13.7%	14.1%
Finance leases	13.3%	13.2%

Supplemental balance sheet information related to leases is as follows:

	June 30, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$2,195	$2,056

Other current liability	475	406
Other long term liabilities	1,813	1,783
Total operating lease liabilities	2,288	2,189

Finance leases
Property and equipment, at cost	$2,889	$2,889
Accumulated depreciation	(288)	(228)
Property and equipment, net	2,601	2,661

Other current liability	32	30
Other long term liabilities	2,692	2,687
Total finance lease liabilities	2,724	2,717

(Tabular data in thousands, except par value and per share data)

Maturities of operating lease liabilities are as follows:

Twelve months ended June 30,	Operating leases	Finance leases

2025	$787	$179
2026	721	151
2027	698	145
2028	661	145
2029	63	145
Thereafter	1,235	9,960
Total lease payments	4,165	10,725
Less imputed interest	(1,877)	(8,001)
Total lease liability	$2,288	$2,724

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

The components of lease income are as follows for the six months ended June 30, 2024 and 2023, respectively:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Lease income	$516	$484	$1,007	$953

Future lease commitments to be received by the Company as of June 30, 2024, are as follows:

Twelve months ended June 30,
2025	$891
2026	805
2027	672
2028	599
2029	617
Thereafter	474
Total future lease commitments	$4,058

9.  Aemetis Biogas LLC – Series A Preferred Financing

On December 20, 2018, Aemetis Biogas LLC ("ABGL") entered into a Series A Preferred Unit Purchase Agreement for the sale of Series A Preferred Units to Protair-X Americas, Inc., with Third Eye Capital acting as an agent. ABGL is authorized to issue 11,000,000 common units and 6,000,000 convertible, redeemable, secured, preferred membership units (the “Series A Preferred Units”). ABGL issued 6,000,000 common units to Aemetis, Inc. at a value of $5.00 per common unit, and 5,000,000 common units of ABGL are held in reserve as potential conversion units issuable to the Preferred Unit holder upon certain triggering events. From inception of the agreement through 2022, ABGL issued 6,000,000 Series A Preferred Units in exchange for $30.0 million in funding, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The original Preferred Unit Purchase Agreement included requirements for preference payments and mandatory redemption, in addition to several operating covenants.

ABGL has entered into an agreement entitled Sixth Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Sixth Amendment") with an Effective Date of April 30, 2024, that provides, among other provisions, the right for ABGL to redeem all of the outstanding Series A Preferred Units by August 31, 2024, for an aggregate redemption price of $113.0 million. The PUPA Sixth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair-X and Third Eye Capital effective as of September 1, 2024 and maturing August 31, 2025, in substantially the form attached to the PUPA Sixth Amendment. The credit agreement would bear an interest rate equal to the greater of (i) the prime rate plus 10.0% and (ii) 16.0%. In accordance with the provisions of ASC 470-60 Troubled Debt Restructuring, we applied troubled debt restructuring accounting to the prior PUPA amendment that was similarly structured, resulting in no gain or loss from the entry of the amendment and the Company accreted the amount of principal and interest due using the effective interest method from the starting liability value to the full amount that would be due at the maturity date of the credit agreement, and it will use the same accounting methodology for the PUPA Sixth Amendment. The Company recorded Series A Preferred Unit liabilities of $120.5 million and $113.2 million as long term liabilities as of June 30, 2024, and December 31, 2023, respectively.

(Tabular data in thousands, except par value and per share data)

10. Stock-Based Compensation

2019 Stock Plan

On August 26, 2021, the stockholders of the Company approved the Aemetis, Inc. Amended and Restated 2019 Stock Plan (the “2019 Stock Plan”) which allows our Board or delegated Board committee to grant Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards to employees, Directors, and consultants. The Company did not issue any stock options or RSAs during the three months ending June 30, 2024. The following table summarizes activity under the 2019 Stock Plan during the six-month period ending June 30, 2024:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2023	456	5,526	$4.42
Authorized	1,740	-	-
Options Granted	(1,761)	1,761	3.10
RSAs Granted	(364)	-	-
Exercised	-	(15)	2.56
Forfeited/expired	71	(71)	7.39
Balance as of June 30, 2024	142	7,201	$4.07

The number of outstanding option shares as of June 30, 2024, includes 4.6 million shares that are vested.

Inducement Equity Plan

In March 2016, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory stock options to purchase common stock. This plan was not approved by stockholders, and as a result is available only for grants to prospective employees. As of June 30, 2024, there are no option grants outstanding under the Inducement Equity Plan.

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

The weighted average fair value calculations for the options granted during the six months ended June 30, 2024 and 2023 are based on the following assumptions:

	For the six months ended June 30,
Description	2024	2023
Dividend-yield	-	-
Risk-free interest rate	4.08%	3.82%
Expected volatility	115.42%	125.32%
Expected life (years)	5.81	7.00
Market value per share on grant date	$3.10	$3.75
Fair value per option on grant date	$2.65	$3.43

During the six months ended June 30, 2024 and 2023, the Company granted 363,500 and 243,850 restricted stock awards, respectively, with a fair value on date of grant of $3.10 and $3.75, respectively, per share.

As of  June 30, 2024, the Company had $7.9 million of total unrecognized compensation expense for option issuance, which the Company will amortize over the remaining vesting period for each applicable grant, which has a weighted average of 1.8 years as of June 30, 2024.

(Tabular data in thousands, except par value and per share data)

11. Warrants

During the three months ending June 30, 2024, no warrants were issued or exercised.  The following table summarizes warrant activity during the six months ending June 30, 2024:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2023	530	$11.70	5.77
Granted	113	0.01
Exercised	(113)	0.01
Outstanding June 30, 2024	530	$11.70	5.29

All of the above outstanding warrants are fully vested and exercisable as of June 30, 2024.

The fair value calculations for issued warrants are based on the following weighted average factors:

	For the six months ended June 30,
Description	2024	2023
Dividend-yield	-%	-%
Risk-free interest rate	4.23%	3.76%
Expected volatility	101.36%	121.50%
Expected life (years)	2.00	5.43
Exercise price per share	$0.01	$1.53
Market value per share on grant date	$5.24	$3.14
Fair value per share on grant date	$5.23	$2.95

12. Agreements

J.D. Heiskell Working Capital Agreements. The Company procures whole yellow corn from J.D. Heiskell pursuant to a Corn Procurement and Working Capital Agreement. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. Pursuant to a separate agreement entered in May 2023, J.D. Heiskell also purchases all of our ethanol and other products and sells them to customers designated by us. We have designated Murex to purchase ethanol and A.L Gilbert to purchase WDG. The Company’s relationships with J.D. Heiskell, Murex, and A.L. Gilbert are well established, and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and providing working capital relationships.

The sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three and six months ended June 30, 2024 and 2023, was as follows:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2024	2023	2024	2023
Ethanol sales	$29,437	$8,647	$54,823	$8,647
Wet distiller's grains sales	9,302	2,553	18,516	2,553
Corn oil sales	1,161	89	2,452	125
CDS sales	5	11	26	11
Corn purchases	33,407	11,611	64,320	11,913

	June 30, 2024	December 31, 2023
Accounts receivable	1,322	1,073
Accounts payable	1,240	1,207

Ethanol and Wet Distillers Grains Marketing Arrangement. On May 30, 2023, the Company entered into Amendment No. 1 to the Fuel Ethanol Purchase and Sale Agreement with Murex that suspends the agreement for the duration of the Company's Working Capital Agreement with J.D. Heiskell and extends the term to March 31, 2025. While the Murex agreement is suspended, Murex remains as our marketing partner to market the ethanol we sold to J.D Heiskell. The Company has a Wet Distillers Grains Marketing Agreement with A.L. Gilbert that matures on December 31, 2024, with automatic one-year renewals thereafter.

The agreements with J.D. Heiskell, Murex, and A.L. Gilbert include marketing and transportation services. For the three months ended June 30, 2024 and 2023, the Company expensed marketing costs of $0.7 million and $0.2 million, respectively, and for the six months ended June 30, 2024 and 2023, the Company expensed marketing costs of $1.2 million and $0.2 million, respectively, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement. These marketing costs are presented as part of selling, general, and administration expenses. For the three months ended June 30, 2024, the Company expensed transportation costs related to sales of ethanol $0.8 million and sales of WDG of $1.5 million. For the six months ended June 30, 2024, the Company expensed transportation costs related to sales of ethanol $1.5 million and sales of WDG of $2.9 million. For the three and six months ended June 30, 2023, the Company did not incur material shipping and handling costs related to sales of ethanol, or related to the sales of WDG as the Keyes Plant was in extended maintenance cycle.

(Tabular data in thousands, except par value and per share data)

Supply Trade Agreement. On July 1, 2022, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) pursuant to which Gemini supplies the Company with feedstock up to a credit limit of $12.7 million with collateral interest in inventories, current assets, and fixed assets. If the Company fails to pay an invoice within the ten-day credit period, the outstanding balance bears interest at 18%. The agreement lasts until June 2025, and either party can terminate the agreement by giving one month's notice in writing. As of June 30, 2024, and December 31, 2023, the Company had accounts payable of $0.6 million and $7.5 million, respectively, under this agreement.

Forward Sale Commitments.  As of June 30, 2024, we have no forward sale commitments.

Natural Gas Purchase Agreement. As of June 30, 2024, we have forward purchase agreement in place to buy approximately 394 thousand MMBtu of natural gas at a fixed price from July through October 2024, which aligns with our expected natural gas usage at the Keyes Plant. The Company has elected to apply the normal purchases and normal sales scope exception under ASC 815, hence the natural gas purchased under this agreement is accounted and presented as cost of goods sold in the Company's financial statements.

13. Segment Information

Aemetis recognizes three reportable segments: “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.”

● The “California Ethanol” segment includes the Company’s 65 million gallon per year ethanol plant in Keyes, California, and the adjacent land leased for the production of CO₂.

● The “California Dairy Renewable Natural Gas” segment includes the production and sale of Renewable Natural Gas ("RNG") and associated environmental attributes, consisting of nine anaerobic digesters located at diaries, at 36 mile biogas collection pipeline, biogas upgrading hub that produces RNG from the biogas, a pipeline interconnect, and ongoing construction of additional digesters.

● The “India Biodiesel” segment includes the Company’s 60 million gallon per year nameplate capacity biodiesel manufacturing plant in Kakinada India, and administrative offices in Hyderabad, India.

The Company has additional operating segments that have been determined not to be separately reportable so are reported in the "All Other" category, including our key projects for the development of a sustainable aviation fuel and renewable diesel production plant in Riverbank, California, and Carbon Capture and Underground Sequestration wells in California. Additionally, our corporate offices, Goodland Plant in Kansas, and research and development facility in Minnesota are included in the “All Other” category.

Summarized financial information by reportable segment for the three months ended June 30, 2024 and 2023 follows:

	For the three months ended June 30, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$40,132	$1,598	$24,831	$-	$66,561
Gross profit (loss)	(3,921)	(136)	2,251	-	(1,806)

Interest expense including amortization of debt fees	7,919	730	204	2,871	11,724
Accretion and other expenses of Series A preferred units	-	3,477	-	-	3,477
Income tax expense	-	2	383	-	385
Loss on asset disposals	3,644	-	-	-	3,644
Capital expenditures	323	4,306	14	754	5,397
Depreciation	1,043	771	180	55	2,049

	For the three months ended June 30, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	11,332	$210	$33,570	$-	$45,112
Gross loss	(2,322)	(1,064)	5,342	-	1,956

Interest expense including amortization of debt fees	6,252	517	225	2,635	9,629
Accretion and other expenses of Series A preferred units	-	6,885	-	-	6,885
Capital expenditures	726	1,304	115	47	2,192
Depreciation	960	523	157	31	1,671

(Tabular data in thousands, except par value and per share data)

Summarized financial information by reportable segment for the six months ended June 30, 2024 and 2023 follows:

	For the six months ended June 30, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues	$76,221	$5,390	$57,584	$-	$139,195
Gross profit (loss)	(9,579)	2,074	5,087	-	(2,418)

Interest expense including amortization of debt fees	14,896	1,366	629	5,346	22,237
Accretion and other expenses of Series A preferred units	-	6,788	-	-	6,788
Income tax expense	-	36	1,227	-	1,263
Loss on asset disposals	3,644	-	-	-	3,644
Capital expenditures	430	7,149	318	1,083	8,980
Depreciation	2,009	1,340	388	110	3,847

	For the six months ended June 30, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$11,807	$416	$35,040	$-	$47,263
Intersegment revenues	-	-	-	-	-
Gross profit (loss)	(2,334)	(1,837)	4,832	-	661

Interest expense including amortization of debt fees	11,770	1,221	294	5,391	18,676
Accretion and other expenses of Series A preferred units	-	12,449	-	-	12,449
Capital expenditures	1,060	7,803	151	794	9,808
Depreciation	2,069	980	312	100	3,461

California Ethanol: Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 95.6% of the Company’s California Ethanol segment revenues for the three months ended June 30, 2024 . Sales of ethanol, WDG, and corn oil to one customer accounted for 99% of th e Company’s California Ethanol segment revenues for the three months ended June 30, 2023.  Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 92.9% of the Company’s California Ethanol segment revenues for the six months ended June 30, 2024 . Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 96% of th e Company’s California Ethanol segment revenues for the six months ended June 30, 2023.

California Dairy Renewable Natural Gas: During the  three and six months ended June 30, 2024, we sold RNG to a single customer and sold D3 RINs and LCFS credits to two other customers.  During the three months ended June 30, 2023, all sales of RNG were to a single customer.

India Biodiesel: Three biodiesel customers accounted for 44%, 34%, and 17% of the Company’s India segment revenues for the three months ended June 30, 2024.  Three biodiesel customers accounted for 49%, 28%, and 21% of the Company’s India segment revenues for the three months ended June 30, 2023.  Three biodiesel customers accounted for 42%, 36%, and 17% of the Company’s India segment revenues for the six months ended June 30, 2024.  Three biodiesel customers accounted for 47%, 27%, and 20% of the Company’s India segment revenues for the three months ended June 30, 2023.
.

Total assets by reportable segment as of  June 30, 2024, and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
California Ethanol	$58,966	$67,991
California Dairy Renewable Natural Gas	105,664	92,794
India Biodiesel	26,547	34,769
All Other	40,911	47,852
Total consolidated assets	$232,088	$243,406

14. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $0.9 million in connection with employment agreements, bonus awards, expense reimbursements, and guarantee fees in connection with McAfee Capital’s guarantees of the Company’s indebtedness with Third Eye Capital.

The Company owes various members of the Board amounts totaling $0.3 million as of June 30, 2024, and December 31, 2023, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended June 30, 2024 and 2023, the Company expensed $0.1 million respectively, in connection with board compensation fees. For the six months ended June 30, 2024 and 2023, the Company expensed $0.2 million respectively, in connection with board compensation fees.

(Tabular data in thousands, except par value and per share data)

15. Subsequent Events

Subordinated Debt

On July 1, 2024, the maturity dates on two accredited investor's Subordinated Notes were extended to December 31, 2024.  The Company paid extension fees of $90 thousand and $250 thousand by adding the fee to the balances of the Subordinated Notes, and the Company also granted the noteholders warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock with a term of two years and an exercise price of $0.01 per share.  The warrants were subsequently fully exercised.

Third Eye Capital Note Extension

On July 31, 2024, the Company and Third Eye Capital entered into Amendment 29 to Amended and Restated Note Purchase Agreement ("Amendment 29") that provides the Company with a right to extend the maturity dates of all notes covered by the Amended and Restated Note Purchase Agreement by one year from April 1, 2025, to April 1, 2026, by providing written notice to Third Eye Capital. This summary and description is qualified by the actual terms of Amendment 29 which is attached at Exhibit 10.1 and also described further under Note 7. Debt above.

Series A Preferred Unit Purchase Agreement

On July 31, 2024, ABGL entered into the Sixth Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Sixth Amendment"). The PUPA Sixth Amendment: (i) provides an extension of time for ABGL to redeem all of the outstanding Series A Preferred Units until August 31, 2024, and changes the redemption price to $113 million, including fees; (ii) requires ABGL to enter into a twelve-month credit agreement in the amount of $113 million with the lenders if the Series A Preferred Units are not redeemed by such date, and specifies that entry of the credit agreement will satisfy the obligation to redeem the units; and (iii) provides ABGL with a waiver of obligations of prior agreements to redeem the Series A Preferred Units by any prior dates.  This summary and description is qualified by the actual terms of the PUPA Sixth Amendment which is attached at Exhibit 10.2 and also described further under Note 9. Aemetis Biogas LLC – Series A Preferred Financing above.

16. Liquidity

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. As a result of negative capital, negative operating results, and collateralization of substantially all of the Company assets, the Company has been reliant on its senior secured lender to provide extensions to the maturity dates of its debt and loan facilities and was required in 2023 to remit excess cash from operations to our senior secured lender.  In order to meet our obligations during the next twelve months, we will need to refinance debt with our senior lender for amounts becoming due in the next twelve months or receive the continued cooperation of our senior lender. This dependence on our senior lender raises substantial doubt about the Company's ability to continue as a going concern. While we believe our India biodiesel and California RNG businesses will generate positive cash flow from operations and reduce cash demands and allows payments against other obligations, we will also continue to sell equity through our at-the-market registration and pursue the following strategies to improve liquidity:

Operations and Project Development

For the Keyes Plant, we plan to operate the plant and continue to improve its financial performance by adopting new technologies or process changes that allow for energy efficiency, cost reduction, or revenue enhancements, as well as execute upon awarded grants that support investments in equipment to improve energy and operational efficiencies resulting in lower cost, lower carbon emissions, and overall margin improvement.

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

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

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

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to more than 80 local dairies and feedlots.  We also capture the Carbon Dioxide (“CO2”) emissions from our fermenters and sell it to Messer Gas for use to produce liquid CO₂ that it sells to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives focused on lowering the carbon intensity of our fuels, primarily by decreasing the use of fossil natural gas. These energy efficiency projects include high efficiency heat exchangers; a two-megawatt solar microgrid with battery storage that became operational in the second quarter; an Allen Bradley Decision Control System (DCS) to manage and optimize energy use and other plant operations; and a Mechanical Vapor Recompression (MVR) system that is expected to replace about 80% of our natural gas consumption with low carbon electricity. These changes are expected to lower the carbon intensity (CI) of the ethanol we produce and allow us to sell it for a correspondingly higher price.

Our California Dairy Renewable Natural Gas segment, Aemetis Biogas or “ABGL,” operates anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed) to produce biogas from dairy waste; transports the biogas by pipeline to the Keyes Plant site; and converts the biogas to Renewable Natural Gas (“RNG”) that is delivered to customers through the PG&E regional natural gas pipeline. As of June 30, 2024, we had nine operating digesters that receive dairy waste from ten dairies, and we are actively growing with an additional five digesters currently under construction that are expected to receive dairy waste from eight dairies. We expect to initiate construction on several additional digesters in the third quarter when we close on currently planned debt financing. We have constructed 36 miles of collection pipeline and have received environmental approval to construct an additional 24 miles.  We currently have agreements with a total of 44 dairies and are seeking to increase that number.

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

Our planned sustainable aviation fuel (SAF) and renewable diesel (RD) production plant is currently designed to produce 90 million gallons per year of combined SAF and RD from feedstocks consisting of renewable waste oils and fats. Our planned facility will be located at the Riverbank Industrial Complex in Riverbank, California. We signed a lease with option to purchase for the Riverbank Industrial Complex in 2021 and took possession of the site in 2022.  In 2023, we received a Use Permit and CEQA approval for the SAF/RD plant, and in March 2024, we received Authority to Construct air permits for the plant. We are continuing with development activities, including permitting, engineering, and financing. The site has access to low carbon hydroelectric power, and our plant is designed to use renewable hydrogen that will be produced from byproducts of the SAF/RD production process.

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

(Tabular data in thousands, except par value and per share data)

Our Minneapolis, Minnesota research and development laboratory evaluates and develops technologies that would use low carbon intensity biomass and waste feedstocks to produce low or below zero carbon intensity biofuels and biochemicals. We are focused on processes that extract sugar from cellulosic feedstocks and then use the remaining biomass to produce low carbon ethanol, renewable hydrogen, sustainable aviation fuel, and renewable diesel.

Results of Operations

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, renewable natural gas ("RNG") for our California Dairy Renewable Natural Gas segment, and biodiesel for our India Biodiesel segment.

	2024	2023	Inc/(dec)	% change
California Ethanol	$40,132	$11,332	$28,800	254.1%
California Dairy Renewable Natural Gas	1,598	210	1,388	661.0%
India Biodiesel	24,831	33,570	(8,739)	(26.0)%
Total	$66,561	$45,112	$21,449	47.5%

California Ethanol. For the three months ended June 30, 2024, the Company sold 14.8 million gallons of ethanol at an average price of $1.99 per gallon and 105 thousand tons of WDG at a price of $89 per ton. For the three months ended June 30, 2023, the Company sold 2.8 million gallons of ethanol at an average price of $3.12 per gallon and 24.3 thousand tons of WDG at a price of $105 per ton. The increase in revenue was attributable to operating the Keyes Plant for three full months during the second quarter of 2024 compared to the second quarter of 2023 when the Keys Plant restarted after an extended maintenance period.

California Dairy Renewable Natural Gas. During the three months ended June 30, 2024, we produced 89.4 thousand MMBtu of RNG and sold 88.0 thousand MMBtu at an average price of $2.19 per MMBtu. In the second quarter of 2024, we also sold 341 thousand D3 RINs at an average price of $3.17 per RIN and 5,000 LCFS credits at an average price of $64.75 per metric ton. As of June 30, 2024, we had 80.7 thousand MMBtu of RNG available for dispensing. During the three months ended June 30, 2023, we produced and sold 54.1 thousand MMBtu at an average price of $3.89 per MMBtu and did not sell any D3 RINs or LCFS credits.

India Biodiesel.  For the three months ended June 30, 2024, we generated 96% of our revenues from the sale of biodiesel, and 4% of our revenue from other sales compared to 98% of our revenue from biodiesel, and 2% of our revenue from other sales for the three months ended June 30, 2023. The decrease in revenues was primarily due to limiting our customers to the India Oil Marketing Companies and availability of suitably priced feedstocks. Biodiesel sales volume decreased to 20.4 thousand metric tons in the three months ended June 30, 2024 compared to 25.7 thousand metric tons in the three months ended June 30, 2023, and the sales price per metric ton decreased by 9%.

Cost of Goods Sold

	2024	2023	Inc/(dec)	% change
California Ethanol	$44,053	$13,654	$30,399	222.6%
California Dairy Renewable Natural Gas	1,734	1,274	460	36.1%
India Biodiesel	22,580	28,228	(5,648)	(20.0)%
Total	$68,367	$43,156	$25,211	58.4%

California Ethanol. For the three months ended June 30, 2024, we purchased 5.2 million bushels of corn at $6.36 per bushel and incurred $1.5 million in chemicals and denaturant costs, $2.2 million in natural gas costs, and $2.3 million in transportation costs. For the three months ended June 30, 2023, our costs for corn and other inputs were lower due to the extended maintenance shutdown at the Keyes Plant.

California Dairy Renewable Natural Gas. Cost of goods sold includes dairy manure payments, equipment maintenance, and depreciation. The increase from the second quarter of 2023 to the second quarter of 2024 was primarily due to the increase in the number of operating digesters.

India Biodiesel.  In the three months ended June 30, 2024, we consumed 20.7 thousand metric tons of feedstock, compared to 25.7 thousand metric tons of feedstock in the same period in 2023. The decrease was attributable to the decrease in biodiesel production quantity. During the three months ended June 30, 2024 the average price of biodiesel feedstock was $924 per metric ton compared to $838 per metric ton in the same period as in 2023.

Gross profit (loss)

	2024	2023	Inc/(dec)	% change
California Ethanol	$(3,921)	$(2,322)	$(1,599)	68.9%
California Dairy Renewable Natural Gas	(136)	(1,064)	928	(87.2)%
India Biodiesel	2,251	5,342	(3,091)	(57.9)%
Total	$(1,806)	$1,956	$(3,762)	(192.3)%

California Ethanol. The increase in gross loss during the period ended June 30, 2024, was attributable to low ethanol prices. The Keyes Plant was shut down for maintenance during most of the second quarter 2023, so many expenses that would have normally been accounted for in gross profit/(loss) in that period were recharacterized to SG&A.

California Dairy Renewable Natural Gas. The decrease in gross loss in the three months ended June 30, 2024, compared to the same period in 2023 is due to the substantial increase in sales of RNG, D3 RINs, and LCFS credits without a corresponding increase in costs.

India Biodiesel. The decrease in gross profit was attributable to decrease in the sales volume of biodiesel by 21% and a 9% decrease in biodiesel price.

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

	2024	2023	Inc/(dec)	% change
Selling, general and administrative	11,800	9,746	2,054	21.1%

Other expense (income):
Interest expense
Interest rate expense	$9,904	$8,299	$1,605	19.3%
Debt related fees and amortization expense	1,820	1,330	490	36.8%
Accretion and other expenses of Series A preferred units	3,477	6,885	(3,408)	(49.5)%
Other income	(18)	(91)	73	(80.2)%

The increase in SG&A expenses for the three months ended June 30, 2024 was due to (i) a $3.6 million loss on an asset write-off, (ii) increases in salaries and supplies of $0.5 million, and (iii) decreases in utilities, penalties, and insurance of $0.5 million, and (iv) decreases in expenses of $1.1 million that had been reclassified from cost of goods sold due to the maintenance at the Keyes Plant during the first two months of the second quarter of 2023.

Interest expense increased in the three months ended June 30, 2024 due to the new Construction and Term Loan debt for biogas digesters, increases in principal under the Revolving Loans and Revolving Credit Facilities, and the impact of rising interest rates on our variable interest rate debt compared to the same period in the prior year. The lower accretion and other expenses of the Series A Preferred Units was due to a decrease in the effective interest rate on the PUPA redemption obligation in the recent PUPA amendments.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, RNG for our California Dairy Renewable Natural Gas segment, and biodiesel for our India Biodiesel segment.

	2024	2023	Inc/(dec)	% change
California Ethanol	$76,221	$11,807	$64,414	545.6%
California Dairy Renewable Natural Gas	5,390	416	4,974	1195.7%
India Biodiesel	57,584	35,040	22,544	64.3%
Total	$139,195	$47,263	$91,932	194.5%

California Ethanol. For the six months ended June 30, 2024, the Company sold 28.9 million gallons of ethanol at an average price of $1.89 per gallon and 199 thousand tons of WDG at a price of $93 per ton. For the six months ended June 30, 2023, the Company sold 2.9 million gallons of ethanol at an average price of $3.08 per gallon. The increase in revenue was attributable to operating the Keyes Plant for six full months during 2024 compared to 2023 when the Keyes Plant was not operating for 5 months during an extended maintenance period.

California Dairy Renewable Natural Gas. During the six months ended June 30, 2024, we produced 149.7 thousand MMBtu of RNG and sold 148.8 thousand MMBtu at an average price of $2.94 per MMBtu. During this period, we also sold 1.1 million D3 RINs at an average price of $3.11 per RIN and 23 thousand metric tons of California LCFS credits at an average price of $65.73 per metric ton. As of June 30, 2024, we had 80.7 thousand MMBtu of RNG available for dispensing. During the six months ended June 30, 2023, we produced and sold 75.4 thousand MMBtu at an average price of $5.52 per MMBtu and did not sell any D3 RINs or LCFS credits.

India Biodiesel.  For the six months ended June 30, 2024, we generated 95% of our revenues from the sale of biodiesel, and 5% of our revenue from other sales compared to 96% of our revenue from biodiesel, and 4% of our revenue from other sales for the six months ended June 30, 2023. The increase in revenues was primarily attributable to fulfilling the larger allocation from India's Oil Marketing Companies through the first six months of the 2024 compared to the first six months of 2023.  Biodiesel sales volume increased to 47.5 thousand metric tons in the six months ended June 30, 2024 compared to 28.1 thousand metric tons in the six months ended June 30, 2023 while price per metric ton decreased by 10%.

Cost of Goods Sold

	2024	2023	Inc/(dec)	% change
California Ethanol	$85,800	$14,141	$71,659	506.7%
California Dairy Renewable Natural Gas	3,316	2,253	1,063	47.2%
India Biodiesel	52,497	30,208	22,289	100.0%
Total	$141,613	$46,602	$95,011	203.9%

California Ethanol. For the six months ended June 30, 2024, we purchased 10.1 million bushels of corn at $6.35 per bushel and incurred $3.0 million in chemicals and denaturant costs, $4.9 million in natural gas costs, and $4.4 million in transportation costs. For the six months ended June 30, 2023, we did not incur corn or other chemical costs for the first five months due to the extended maintenance at the Keyes Plant, which was offset by costs incurred for starting up the Keyes Plant and one month of operations.

California Dairy Renewable Natural Gas. The cost of goods sold includes dairy manure payments, equipment maintenance, and depreciation. The increase from the first half of 2023 to the first half of 2024 was primarily due to the increase in the number of operating digesters.

(Tabular data in thousands, except par value and per share data)

India Biodiesel. The increase in costs of goods sold was attributable to the increase in production of biodiesel. In the six months ended June 30, 2024 we consumed 48.0 thousand metric tons of feedstock, compared to 28.1 thousand metric tons of feedstock in the same period in 2023. During the six months ended June 30, 2024 the average price of feedstock was $755 per metric ton compared to $839 per metric ton in the same period as in 2023.

Gross profit (loss)

	2024	2023	Inc/(dec)	% change
California Ethanol	$(9,579)	$(2,334)	$(7,245)	310.4%
California Dairy Renewable Natural Gas	2,074	(1,837)	3,911	(212.9)%
India Biodiesel	5,087	4,832	255	5.3%
Total	$(2,418)	$661	$(3,079)	(465.8)%

California Ethanol. The increase in gross loss during the period ended June 30, 2024, was attributable to a decrease in ethanol prices by 29%. The Keyes Plant was shut down for maintenance during the first five months of 2023, so many expenses that would have normally been accounted for in gross profit/(loss) in that period were recharacterized to SG&A.

California Dairy Renewable Natural Gas. The increase in gross profit in the six months ended June 30, 2024, is due to increased RNG production and sales quantities and to beginning sales of D3 RINs and LCFS credits after June 30, 2023, compared to sales of only RNG in the six-month period ended June 30, 2023.

India Biodiesel. The increase in gross profit was attributable to an increase in the sales volume of biodiesel by 78% and refined glycerin by 156%, and to a 10% decrease of feedstock price.

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

	2024	2023	Inc/(dec)	% change
Research and development expenses			$-	0.0%
Selling, general and administrative expenses	20,650	20,574	76	0.4%
Other expense (income):
Interest expense
Interest rate expense	$18,996	$15,377	3,619	23.5%
Debt related fees and amortization expense	3,241	3,299	(58)	(1.8)%
Accretion and other expenses of Series A preferred units	6,788	12,449	(5,661)	(45.5)%
Other expense (income)	49	(167)	216	(129.3)%

The increase in SG&A expenses for the six months ended June 30, 2024 was due to (i) a $3.6 million loss on an asset write-off, (ii) decreases in expenses of $1.1 million that had been reclassified from cost of goods sold due to maintenance at the Keyes Plant during the first half of 2023, (iii) decreases in professional fees of $0.2 million, and (iv) decreases in utilities, penalties, and insurance of $0.6 million.

Interest expense increased in the six months ended June 30, 2024 due to the new Construction and Term Loan debt, increases in principal under the Revolving Loans and Revolving Credit Facilities, and the impact of rising interest rates on our variable interest rate debt compared to the same period in the prior year. The lower accretion and other expenses of the Series A Preferred Units was due to a decrease in the effective interest rate on the PUPA redemption obligation in the recent PUPA amendments.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were$234 thousand at June 30, 2024. Our current ratio at June 30, 2024 was 0.20 compared to 0.43 at December 31, 2023. We expect that our future available liquidity resources will consist primarily of cash generated from operations, borrowings under debt arrangements, and sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, and debt at the end of each period were as follows:

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$234	$2,667
Current assets (including cash, cash equivalents, and deposits)	23,855	36,400
Current and long-term liabilities (excluding all debt)	172,024	165,662
Current & long-term debt	309,016	294,721

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.  Our principal uses of cash have been to fund operations, fund capital expenditures, and pay indebtedness. We anticipate these uses will continue to be our principal uses of cash in the future.

(Tabular data in thousands, except par value and per share data)

We operate in a volatile market in which we have limited control over the major components of input costs and product revenues and are making investments in future facilities and facility upgrades that improve overall margins while lessening the impact of these volatile markets.  As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil, natural gas, LCFS credits, and D3 RINs as well as the timing of the sales of environmental attributes held in inventory. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrows or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrow, we require additional working capital to fund operations.

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

For our dairy RNG production, we plan to continue to operate our existing digesters as well as continue to build new dairy digesters and extend the existing pipeline. Funding for continued construction has been based on government guaranteed debt financing and grant programs.  We are seeking multiple sources of additional project funding to allow us to accelerate the addition of new digesters.  We began generating revenue from D3 RIN sales in 2023 and first generated revenue from the sale of LCFS credits in January 2024.  We expect to have a full year of revenue from both sources in 2024, which will provide increased liquidity.

For the Kakinada Plant, we plan to continue to enter cost-plus contracts with the OMCs as our primary customers. We also plan to continue to upgrade our plant to increase capacity and expand feedstock flexibility.  We are also evaluating the production of additional products and developing channels for the export of allow. The Kakinada plant has had positive gross income during the last two years and we expect this to continue. We also will continue to rely on our working capital lines with Gemini and Secunderabad Oils to fund our commercial arrangements for the acquisitions of feedstock.

For the Riverbank SAF/RD production plan, we are continuing with engineering and other development activities and seeking both debt and equity funds needed for development and construction.

In addition to the above, we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, seeking project specific debt and equity, selling equity through the ATM and otherwise, selling the current EB-5 Phase II offering, and by vendor financing arrangements.

At June 30, 2024, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes was $195.3 million. The maturity dates for the Third Eye Capital financing arrangements are March 1, 2025, for $37.4 million; March 1, 2026, for $24.4 million; and, April 1, 2026, for $133.5 million based on the Company's option to extend the maturity.

Change in Working Capital and Cash Flows

The following table (in thousands) describes the changes in current and long-term debt during the six months ended June 30, 2024:

Increases to debt:
Accrued interest	$19,667
Maturity date extension fee and other fees added to senior debt	1,299
Sub debt extension fees	340
Fuels Revolving Line draw	3,848
Construction Loan draw	4,058
Working capital loan draw	529
Total increases to debt		$29,741
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(2,736)
Principal and interest payments to EB-5 investors	(54)
Change in debt issuance costs, net of amortization	(508)
Term loan payments	(5)
Construction Loan Payments	(1,983)
Secured loans working capital loan payments	(4,342)
Extinguishment of loan related to equipment disposal	(5,818)
Total decreases to debt		$(15,446)
Change in total debt		$14,295

Working capital changes resulted from (i) a $8.4 million decrease in inventories due to the Kakinada Plant use of inventory for sales and offset by $0.4 million increase in the Keyes Plant (ii) a $0.2 million increase in accounts receivable due to last day of quarter on the weekend offset by $65 thousand decrease in India accounts receivable, and (iii) a decrease in other current assets of $0.7 million due to India paying several payments for taxes in advance in prior quarter and applied in this quarter and $0.2 million was moved to long term assets in North America entities. This was partially offset by (i) a $0.9 million decrease in prepaid expenses mainly due to the use of reserves to make interest payments on the biogas construction and term loans and other general amortizations, and (ii) a $2.4 million decrease in cash.

(Tabular data in thousands, except par value and per share data)

Net cash used in operating activities during the six months ended June 30, 2024, was $15.5 million, which was calculated based on non-cash charges of $22.5 million, net cash provided by operating assets and liabilities of $15.5 million, and net loss of $53.4 million. The non-cash charges consisted of: (i) $3.3 million in amortization of debt issuance costs and other intangible assets, (ii) $3.8 million in depreciation expenses, (iii) $4.9 million in stock-based compensation expense, (iv) $6.8 million in accretion expense of Series A preferred units and (v) $3.6 million in loss on asset write-off. Net changes in operating assets and liabilities consisted primarily of (i) an increase in accrued interest of $12.6 million, (ii) a decrease in accounts payable of $6.0 million, (iii) an increase in other liabilities of $1.2 million, (iv) a decrease in inventories of $8.0 million and (v) a decrease in prepaid expenses of $1.1 million, (vi) an increase in other assets of $1.3 million, and (vii) an increase in accounts receivable of $0.1 million.

Cash used in investing activities included $9.0 million for capital projects, partially offset by grant proceeds and other reimbursements of $3.0 million.

Cash provided by financing activities was $18.7 million, consisting of $15.9 million from sales of common stock and $8.4 million proceeds from borrowings, partially offset by repayments of borrowings of $4.0 million, payment of debt renewal and waiver fees of $1.4 million and payment on finance leases of $0.2 million.

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

None.

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

Changes in Internal Control over Financial Reporting

As discussed in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2023, we continued implementing a remediation plan to address the material weakness in our internal control related to information technology general controls and information technology systems.

(Tabular data in thousands, except par value and per share data)

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There has been no change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024. We urge you to read the risk factors contained therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the six months ended June 30, 2024.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Current Reports

On July 31, 2024, the Company and Third Eye Capital entered Amendment 29 to Amended and Restated Note Purchase Agreement ("Amendment 29"). Amendment 29 is attached at Exhibit 10.1 and is described further in the notes to the Financial Statements under 7. Debt and 15. Subsequent Events, and those descriptions are incorporated herein by reference.

On July 31, 2024, ABGL and Third Eye Capital entered a Sixth Waiver and Amendment to Series A Purchase Agreement (the "PUPA Sixth Amendment"). The PUPA Sixth Amendment is attached at Exhibit 10.2 and is described in the notes to the Financial Statements under 9. Aemetis Biogas LLC – Series A Preferred Financing and 15. Subsequent Events, and those descriptions are incorporated herein by reference.

Item 6. Exhibits.

10.1	Amendment No. 29 to Amended and Restated Note Purchase Agreement, dated July 31, 2024, and entered by Aemetis Advanced Fuels Keyes, Inc, Aemetis Facility Keyes, Inc., Aemetis, Inc., Third Eye Capital Corporation, and certain note holders specified therein.

10.2	Sixth Waiver and Amendment to Series A Preferred Unit Purchase Agreement, effective as of April 30, 2024, and entered by Aemetis Biogas LLC, Protair-X Technologies Inc., and Third Eye Capital Corporation.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aemetis, Inc.

Date: August 2, 2024	By:	/s/ Eric A. McAfee
Eric A. McAfee Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2024	By:	/s/ Todd A. Waltz
Todd A. Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)