Form 10-Q
period 2024-09-30
AEMETIS, INC
filed 2024-11-12
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the registrant’s Common Stock on October 31, 2024, was 49,734,572 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except for par value)

	September 30, 2024	December 31, 2023
	Unaudited
Assets
Current assets:
Cash and cash equivalents ($0 and $1,093 respectively from VIE)	$296	$2,667
Accounts receivable ($60 and $55 respectively from VIE)	8,027	8,633
Inventories	19,792	18,291
Prepaid expenses ($164 and $1,438 respectively from VIE)	1,781	3,347
Other current assets ($2 and $289 respectively from VIE)	5,004	3,462
Total current assets	34,900	36,400

Property, plant and equipment, net ($91,468 and $81,966 respectively from VIE)	195,939	195,108
Operating lease right-of-use assets ($630 and $145 respectively from VIE)	2,333	2,056
Other assets ($7,024 and $4,881 respectively from VIE)	14,253	9,842
Total assets	$247,425	$243,406

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($4,725 and $3,815 respectively from VIE)	$37,254	$32,132
Current portion of long term debt ($730 and $190 respectively from VIE)	55,797	13,585
Short term borrowings ($0 and $9 respectively from VIE)	21,418	23,443
Other current liabilities ($40 and $48 respectively from VIE)	17,773	15,229
Total current liabilities	132,242	84,389
Long term liabilities:
Senior secured notes and revolving notes	164,408	176,476
EB-5 notes	26,000	29,500
Other long term debt ($45,880 and $40,857, respectively from VIE)	54,583	51,717
Series A preferred units ($123,869 and $113,189 respectively from VIE)	123,869	113,189
Other long term liabilities ($516 and $67 respectively from VIE)	5,232	5,112
Total long term liabilities	374,092	375,994

Stockholders' deficit:
Common stock, $0.001 par value; 80,000 authorized; 47,817 and 40,966 shares issued and outstanding each period, respectively	48	41
Additional paid-in capital	293,611	264,058
Accumulated deficit	(546,745)	(475,405)
Accumulated other comprehensive loss	(5,823)	(5,671)
Total stockholders' deficit	(258,909)	(216,977)
Total liabilities and stockholders' deficit	$247,425	$243,406

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands except for loss per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues	$81,441	$68,690	$220,636	$115,953
Cost of goods sold	77,563	68,198	219,176	114,800
Gross profit	3,878	492	1,460	1,153

Selling, general and administrative	7,750	9,021	28,400	29,595
Operating loss	(3,872)	(8,529)	(26,940)	(28,442)

Other expense (income):
Interest expense
Interest rate expense	10,096	8,749	29,092	24,126
Debt related fees and amortization expense	1,651	1,433	4,892	4,732
Accretion and other expenses of Series A preferred units	3,267	7,739	10,055	20,188
Other income	(1,225)	(1,853)	(1,176)	(2,020)
Loss before income taxes	(17,661)	(24,597)	(69,803)	(75,468)
Income tax expense (benefit)	274	(55,308)	1,537	(54,490)
Net income (loss)	$(17,935)	$30,711	$(71,340)	$(20,978)

Other comprehensive income (loss)
Foreign currency translation loss	(116)	(260)	(152)	(127)
Comprehensive income (loss)	$(18,051)	$30,451	$(71,492)	$(21,105)

Net income (loss) per common share
Basic	$(0.38)	$0.79	$(1.60)	$(0.56)
Diluted	$(0.38)	$0.73	$(1.60)	$(0.56)

Weighted average shares outstanding
Basic	47,216	38,881	44,517	37,504
Diluted	47,216	41,841	44,517	37,504

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2024	2023
Operating activities:
Net loss	$(71,340)	$(20,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,928	6,223
Depreciation	6,121	5,208
Debt related fees and amortization expense	4,892	4,732
Intangibles and other amortization expense	36	35
Accretion and other expenses of Series A preferred units	10,055	20,188
Loss on asset disposals	3,644	-
Gain on debt extinguishment	(162)	-
Warrants issued for working capital agreement	-	409
Deferred tax expense	-	(144)
Changes in operating assets and liabilities:
Accounts receivable	557	(3,344)
Inventories	(1,618)	(3,616)
Prepaid expenses	1,566	2,379
Other assets	(6,930)	(56,797)
Accounts payable	3,481	4,728
Accrued interest expense and fees	20,873	18,483
Other liabilities	1,545	2,356
Net cash used in operating activities	(20,352)	(20,138)

Investing activities:
Capital expenditures	(13,470)	(18,595)
Grant proceeds and other reimbursements received for capital expenditures	3,045	7,682
Net cash used in investing activities	(10,425)	(10,913)

Financing activities:
Proceeds from borrowings	12,534	41,449
Repayments of borrowings	(4,841)	(22,586)
Lender debt renewal and waiver fee payments	(1,445)	(1,681)
Payments on finance leases	(170)	(394)
Proceeds from sales of common stock	21,680	14,767
Proceeds from exercise of stock options	36	45
Net cash provided by financing activities	27,794	31,600

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	117
Net change in cash, cash equivalents, and restricted cash for period	(2,987)	666
Cash, cash equivalents, and restricted cash at beginning of period	6,280	6,999
Cash, cash equivalents and restricted cash at end of period	$3,293	$7,665

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$6,272	$6,926
Income taxes paid	878	20
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	680	680
Debt fees added to revolving lines	-	2,236
Fair value of warrants issued to subordinated debt holders	916	1,278
Fair value of warrants issued to lender for debt issuance costs	-	245
Lender debt extension, waiver, and other fees added to debt	695	384
Cumulative capital expenditures in accounts payable, including net increase of $2,160 and $474	10,060	13,459

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the nine months ended September 30, 2024
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2023	40,966	$41	$264,058	$(475,405)	$(5,671)	(216,977)

Issuance of common stock	1,523	2	5,511	-	-	5,513
Stock options exercised	14	-	36	-	-	36
Stock-based compensation	-	-	2,969	-	-	2,969
Issuance and exercise of warrants	113	-	593	-	-	593
Foreign currency translation loss	-	-	-	-	(44)	(44)
Net loss	-	-	-	(24,231)	-	(24,231)
Balance at March 31, 2024	42,616	$43	$273,167	$(499,636)	$(5,715)	$(232,141)

Issuance of common stock	3,166	3	10,375	-	-	10,378
Stock-based compensation	-	-	1,977	-	-	1,977
Foreign currency translation gain	-	-	-	-	8	8
Net loss	-	-	-	(29,174)	-	(29,174)
Balance at June 30, 2024	45,782	$46	$285,519	$(528,810)	$(5,707)	$(248,952)

Issuance of common stock	1,922	2	5,787	-	-	5,789
Stock-based compensation	-	-	1,982	-	-	1,982
Issuance and exercise of warrants	113	-	323	-	-	323
Foreign currency translation loss	-	-	-	-	(116)	(116)
Net loss	-	-	-	(17,935)	-	(17,935)
Balance at September 30, 2024	47,817	$48	293,611	$(546,745)	$(5,823)	$(258,909)

For the nine months ended September 30, 2023
	Series B Preferred Stock		Common Stock		Additional		Accumulated Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2022	1,270	$1	35,869	$36	$232,546	$(428,985)	$(5,452)	$(201,854)
Issuance of common stock	-	-	668	1	2,616	-	-	2,617
Stock options exercised	-	-	40	-	-	-	-	-
Stock-based compensation	-	-	-	-	2,662	-	-	2,662
Issuance and exercise of warrants	-	-	113	-	448	-	-	448
Foreign currency translation gain	-	-	-	-	-	-	117	117
Net loss	-	-	-	-	-	(26,410)	-	(26,410)
Balance at March 31, 2023	1,270	$1	36,690	$37	$238,272	$(455,395)	$(5,335)	$(222,420)

Issuance of common stock	-	-	1,353	1	6,298	-	-	6,299
Series B conversion to common stock	(10)	-	1	-	-	-	-	-
Stock options exercised	-	-	72	-	38	-	-	38
Stock-based compensation	-	-	-	-	1,755	-	-	1,755
Issuance and exercise of warrants	-	-	62	-	654	-	-	654
Foreign currency translation gain	-	-	-	-	-	-	16	16
Net loss	-	-	-	-	-	(25,279)	-	(25,279)
Balance at June 30, 2023	1,260	$1	38,178	$38	$247,017	$(480,674)	$(5,319)	$(238,937)

Issuance of common stock	-	-	1,062	1	5,850	-	-	5,851
Stock options exercised	-	-	35	-	7	-	-	7
Stock-based compensation	-	-	-	-	1,806	-	-	1,806
Issuance and exercise of warrants	-	-	113	-	830	-	-	830
Foreign currency translation loss	-	-	-	-	-	-	(260)	(260)
Net income	-	-	-	-	-	30,711	-	30,711
Balance at September 30, 2023	1,260	$1	39,388	$39	$255,510	$(449,963)	$(5,579)	$(199,992)

The accompanying notes are an integral part of the financial statements.

(Tabular data in thousands, except par value and per share data)

1. General

Nature of Activities

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the operation, acquisition, development, and commercialization of innovative technologies to produce low and negative carbon intensity renewable fuels that replace fossil-based products. We do this by building a local circular bioeconomy using agricultural products and waste to produce low carbon, advanced renewable fuels that reduce greenhouse gas ("GHG") emissions and improve air quality.  Our current operations include:

► California Ethanol - We own and operate a 65 million gallon per year capacity ethanol production facility in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots.  The Keyes Plant also produces and sells CO₂ to Messer Gas who converts it to liquid and sells it to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives at the Keyes Plant focused on reducing operating costs and lowering the carbon intensity of our fuel by reducing fossil fuel inputs.

► California Dairy Renewable Natural Gas - We produce Renewable Natural Gas (RNG) in central California.  Our facilities include nine anaerobic digesters that produce biogas from dairy waste, a 36-mile biogas collection pipeline leading to a central upgrading hub, and a utility interconnection to inject the RNG into the natural gas pipeline for delivery to customers for use as transportation fuel. We are actively expanding our RNG production dairies, with five additional digesters under construction, agreements with a total of 48 dairies, and environmental review completed for an additional 24 miles of pipeline. We are also building our own RNG dispensing station, which is planned to begin operating in Q1 2025.

► India Biodiesel - We own and operate a plant in Kakinada, India ("Kakinada Plant" or "India Plant") with a capacity to produce 60 million gallons per year of high-quality distilled biodiesel from a variety of vegetable oil and animal waste feedstocks.  The Kakinada Plant is one of the largest biodiesel production facilities in India. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

In addition, we are actively growing our business by seeking to develop or acquire new facilities, including the following key projects:

► Sustainable Aviation Fuel and Renewable Diesel – We are developing a sustainable aviation fuel and renewable diesel (“SAF/RD”) production plant to be located at the Riverbank Industrial Complex in Riverbank, CA. The plant is currently designed to produce an expected 90 million gallons per year of SAF/RD from renewable oil and fats obtained from the Company’s biofuels plants and other sources. The plant will use low-carbon hydroelectric electricity and renewable hydrogen that is generated within the plant’s own processes using byproducts of the SAF/RD production. In 2023, we received approval of the Use Permit and California Environmental Quality Act ("CEQA") evaluation for the development of the plant, and in March 2024, we received the Authority to Construct air permits for the plant. We are continuing with the engineering and other required development activities for the plant.

► Carbon Capture and Underground Sequestration – We are developing Carbon Capture and Underground Sequestration (“CCUS”) facilities that will inject carbon dioxide captured from our biofuel production facilities and other sources deep into the ground for geologic storage to reduce emissions to the atmosphere of greenhouse gases that contribute to global warming. In May 2023, we received a permit from the State of California to build a geologic characterization well that will provide information for the permitting and design of a CCUS well located in Riverbank, California. We drilled the first phase of the characterization well in September 2024, and plan to complete the drilling in 2025 while at the same time continuing engineering, permitting and other development activities for the sequestration well.

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

The accompanying consolidated condensed balance sheet as of  September 30, 2024, the consolidated condensed statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, the consolidated condensed statements of cash flows for the nine months ended September 30, 2024 and 2023, and the consolidated condensed statements of stockholders’ deficit for the three and nine months ended September 30, 2024 and 2023, are unaudited. The consolidated condensed balance sheet as of December 31, 2023, is derived from the 2023 audited consolidated financial statements and notes thereto.

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

(Tabular data in thousands, except par value and per share data)

In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three and nine months ended September 30, 2024 and 2023, have been prepared on the same basis as the audited consolidated statements as of and for the year ended  December 31, 2023 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year, or any future periods.

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

California Ethanol Revenues: We sell most of our ethanol to J.D. Heiskell Holdings, LLC ("J.D. Heiskell"), who sells it to a customer designated by us, Murex, LLC, who markets the product. We also buy our corn feedstock from J.D. Heiskell, and J.D. Heiskell pays us the net balance between the sales of ethanol and other products we sell to J.D. Heiskell and the cost of our corn purchases from J.D. Heiskell. Our accounting (i) treats us as the purchaser/customer for corn purchases from J.D. Heiskell and accordingly we record the full purchase cost in cost of goods sold, and (ii) treats us as the seller for ethanol and other product sales and accordingly we recognize the full amount as revenue.

Given the similarity of the individual sales transactions with J.D. Heiskell, we have assessed them as a portfolio of similar contracts. The performance obligation is satisfied by delivery of the physical product to our finished goods tank that is leased by J.D. Heiskell. The transaction price is determined based on daily market prices and quarterly contract pricing negotiated by Murex for its customers for ethanol and based on dry distillers' market and local demand by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. The transaction price is allocated to one performance obligation.

The following table shows sales in our California Ethanol segment by product category:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Ethanol sales	$33,925	$36,375	$88,748	$45,388
Wet distiller's grains sales	8,961	9,427	27,476	11,980
Other sales	2,048	1,637	4,931	1,878
Total	$44,934	$47,439	$121,155	$59,246

From December 2022 until May 2023, we undertook an extended maintenance cycle and accelerated the implementation of several important ethanol plant energy efficiency upgrades, which accounts for lower revenue amounts shown in the table above for the nine months ending September 30, 2023.

California Dairy Renewable Natural Gas Revenues: As of September 30, 2024, we operate nine anaerobic digesters that process feedstock from ten dairies into biogas, a 36-mile collection pipeline leading to a central upgrading hub, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel. In connection with dispensing the RNG, we generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard ("LCFS"). We began selling D3 RINs in the third quarter of 2023 and began selling LCFS credits in the first quarter of 2024. We recognize revenue from sales of RNG concurrently with our production and injection into the pipeline. We recognize revenue from sales of D3 RINs and LCFS credits at the time we sell the credits.

The following table represents sales in our Renewable Natural Gas segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
RNG, LCFS and D3 RIN sales	$4,250	$1,107	$9,640	$1,523

India Biodiesel Revenues:

The following table shows our sales in our India Biodiesel segment by product category:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Biodiesel sales	$31,121	$19,291	$85,821	$53,292
Other sales	1,136	853	4,020	1,892
Total	$32,257	$20,144	$89,841	$55,184

(Tabular data in thousands, except par value and per share data)

3.  Cash and Cash Equivalents

The following table reconciles cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheet to the statement of cash flows:

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$296	$2,667
Restricted cash included in other current assets	115	289
Restricted cash included in other assets	2,882	3,324
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$3,293	$6,280

Restricted cash shown in the table above includes amounts required to be set aside by the Aemetis Biogas 1 LLC Term Loan Agreement and Aemetis Biogas 2 LLC Construction and Term Loan Agreement for financing reserves and construction contingencies.

4.  Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, debt and warrants to the extent the impact is dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of September 30, 2024 and 2023:

	As of
	September 30, 2024	September 30, 2023
Common stock options and warrants	7,728	3,281
Debt with conversion feature at $30 per share of common stock	1,151	1,259
Total number of potentially dilutive shares	8,879	4,540

5. Inventories

Inventories consist of the following:

	As of
	September 30, 2024	December 31, 2023
Raw materials	$10,642	$9,907
Work-in-progress	1,591	1,682
Finished goods	7,559	6,702
Total inventories	$19,792	$18,291

As of  September 30, 2024 , and December 31, 2023 , the Company recognized a lower of cost or net realizable value adjustment  of $2 thousand and $58  thousand, respectively, related to inventory.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	September 30, 2024	December 31, 2023
Land	$7,341	$7,345
Plant and buildings	171,814	136,318
Furniture and fixtures	2,641	2,266
Machinery and equipment	5,695	14,982
Construction in progress	52,978	73,057
Property held for development	15,431	15,431
Finance lease right of use assets	2,889	2,889
Total gross property, plant & equipment	258,789	252,288
Less accumulated depreciation	(62,850)	(57,180)
Total net property, plant & equipment	$195,939	$195,108

For the three months ended September 30, 2024 and 2023, interest capitalized in property, plant and equipment was $1.0 million and $1.5 million (not including depreciation), respectively.  For the nine months ended September 30, 2024 and 2023, interest capitalized in property, plant and equipment was $4.0 million and $3.9 million, respectively.

(Tabular data in thousands, except par value and per share data)

Construction in progress includes costs for biogas digesters that are under construction, the Riverbank sustainable aviation fuel and renewable diesel plant, the carbon capture and sequestration characterization well, and energy efficiency projects at the Keyes Plant. Property held for development is the partially completed Goodland Plant which is not ready for operation. Depreciation will begin for each project when the project is operational and placed into service. Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

For the three months ended September 30, 2024 and 2023, the Company recorded depreciation expense of $2.3 million and $1.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded depreciation expense of $6.1 million and $5.2 million, respectively.

7. Debt

Debt consists of the following:

	September 30, 2024	December 31, 2023
Third Eye Capital term notes	$7,182	$7,159
Third Eye Capital revolving credit facility	29,921	20,922
Third Eye Capital revolving notes Series B	64,719	54,412
Third Eye Capital revenue participation term notes	12,066	12,011
Third Eye Capital acquisition term notes	26,737	26,655
Third Eye Capital Fuels Revolving Line	39,284	32,511
Third Eye Capital Carbon Revolving Line	25,382	23,486
Construction and term loans	46,585	41,024
Cilion shareholder purchase obligation	7,188	7,028
Subordinated notes	18,771	17,625
EB-5 promissory notes	38,925	42,211
EB-5 broker promissory note	2,775	-
Working capital loans	2,647	3,827
Term loans on capital expenditures	24	5,850
Total debt	322,206	294,721
Less current portion of debt	77,215	37,028
Total long term debt	$244,991	$257,693

Third Eye Capital Keyes Notes

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Third Eye Capital Corporation (“Third Eye Capital”). Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. On May 16, 2023, Third Eye Capital and the Company entered into new Revolving Notes Series B related to certain existing principal under the Revolving Credit Facility and for subsequent principal increases. The Term Notes, Revolving Credit Facility, Revolving Notes Series B, Revenue Participation Term Notes, and Acquisition Term Notes are referred to herein collectively as the “Third Eye Capital Keyes Notes.” The Third Eye Capital Keyes Notes have been amended several times, and the current key terms are as follows:

A.

Term Notes.  As of September 30, 2024, the Company had $7.2 million in principal and interest outstanding under the Term Notes and $55.8 thousand unamortized debt issuance costs. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2025.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (21.75% as of September 30, 2024) payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2025. As of September 30, 2024, AAFK had $30.5 million in principal and interest and waiver fees outstanding and $0.6 million unamortized debt issuance costs under the Revolving Credit Facility.

C.

Revolving Notes Series B. The Revolving Notes Series B accrues interest at the prime rate plus 13.75% (21.75% as of September 30, 2024) payable monthly in arrears. The Revolving Notes Series B matures on April 1, 2025. As of September 30, 2024, AAFK had $65.2 million in principal and interest and waiver fees outstanding and $0.5 million unamortized debt issuance costs under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Notes bear interest at 5% per annum and mature on April 1, 2025. As of September 30, 2024, AAFK had $12.2 million in principal and interest outstanding under the Revenue Participation Term Notes and $86.1 thousand unamortized debt issuance costs.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (18.75% per annum as of September 30, 2024) and mature on April 1, 2025. As of September 30, 2024, Aemetis Facility Keyes, Inc. had $26.9 million in principal and interest and redemption fees outstanding under the Acquisition Term Notes and $187.1 thousand unamortized debt issuance costs. The outstanding principal balance includes $7.5 million in redemption fee on which interest is not charged.

On July 31, 2024, the Company and Third Eye Capital entered into Amendment 29 to Amended and Restated Note Purchase Agreement ("Amendment 29") that provides the Company with a right to extend the maturity dates of the Third Eye Capital Keyes Notes by one year from April 1, 2025, to April 1, 2026, by providing written notice to Third Eye Capital.  As a condition of such extension, the Company would pay a fee of 1% of the amount due under the applicable note, of which 50% can be added to the outstanding debt and 50% would be paid in cash or common stock (if paid using common stock, the value of shares issued would equal 110% of the 50% portion of the extension fee). As a result of the Company's ability to extend the maturity date, the Third Eye Capital Keyes Notes are classified as non-current debt.

(Tabular data in thousands, except par value and per share data)

The Third Eye Capital Keyes Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the notes allow the lender to accelerate the maturity in the event of any default that could reasonably be expected to have a material adverse effect on the Company, such as any change in the business, operations, or financial condition. The Company has evaluated the likelihood of such an acceleration event and determined such an event to not be probable in the next twelve months. The notes allow interest to be added to the outstanding principal balance. The notes are secured by first priority liens on all real and personal property of, assignment of proceeds from all government grants and guarantees from the Company’s North American subsidiaries except for Aemetis Biogas LLC and its subsidiaries, and contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chair and CEO, provided a guaranty of payment and performance secured by all Company shares owned by McAfee Capital and additional assets, and Mr. McAfee has also provided a personal guaranty of up to $10 million plus a pledge of his ownership interests in several personal assets.

Third Eye Capital Reserve Facility. On March 6, 2020, we entered into a reserve liquidity facility governed by a promissory note, payable to Third Eye Capital Corporation, in the principal amount of $18 million. The reserve liquidity facility has been amended several times.  Most recently, on March 25, 2024, the Company and Third Eye Capital entered into a "Seventh Amended and Restated Promissory Note" that increased the amount available under the reserve liquidity facility to $85 million and extended the maturity date to  April 1, 2025. Borrowings under the Note are available until maturity. Interest on borrowed amounts would accrue at a rate of 30% per annum, to be paid monthly in arrears, or 40% if an event of default has occurred and continues. Interest payments due may be capitalized into the principal balance of the Note. The Company pays a standby fee of 2% per annum of the difference between the aggregate principal outstanding under the Note and the commitment, payable monthly in arrears in either cash or stock. The Note also requires the Company to pay a fee in the amount of $0.5 million in connection with a request for an advance on the Note, provided that such fee may be added to the principal amount of the Note. In addition, the Company would be required to make payments on the Note with funds received from the closing of certain new debt or equity financing or transactions, as described in the Note. The Note is secured by liens and security interests on the property and assets of the Company. As of September 30, 2024, we have no borrowings outstanding under the Reserve Liquidity Note.

Third Eye Capital Revolving Credit Facility for Fuels and Carbon Lines. On March 2, 2022, Goodland Advanced Fuels, Inc. ("GAFI") and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital, as administrative agent and collateral agent, and the lender party thereto (the “New Credit Facility”). The New Credit Facility provides for two credit lines with aggregate availability of up to $100 million, consisting of a revolving credit facility with GAFI for up to $50 million (the “Fuels Revolving Line”) and a revolving credit facility with ACCI for up to $50 million (the “Carbon Revolving Line” and together with the Fuels Revolving Line, the “Revolving Lines”). Loans received under the Fuels Revolving Line have a maturity date of March 1, 2025, and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 6.00% and (ii) ten percent (10.0%).  Loans received under the Carbon Revolving Line have a maturity date of March 1, 2026 and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%). Loans under the Fuels Revolving Line are available for working capital purposes and loans made under the Carbon Revolving Line are available for projects that reduce, capture, use, or sequester carbon with the objective of reducing carbon dioxide emissions. As of September 30, 2024, GAFI had principal and interest outstanding of $40.2 million classified as current debt net of $0.9 million unamortized debt issuance costs. As of September 30, 2024, ACCI had principal and interest outstanding of $1.6 million classified as current debt, $24.9 million classified as long-term debt, and $1.1 million in unamortized debt issuance costs.

Cilion Shareholder Purchase Obligation. In connection with the Company’s merger with Cilion, Inc. (“Cilion”), on July 6, 2012, the Company incurred a $5.0 million payment obligation to Cilion shareholders as merger compensation subordinated to the senior secured Third Eye Capital Notes. The liability bears interest at 3% per annum and is due and payable after the Third Eye Capital Notes have been paid in full. As of September 30, 2024, Aemetis Facility Keyes, Inc. had $7.2 million in principal and interest outstanding under the Cilion payment obligation under the merger agreement.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.4 million in original notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months and the current maturity date is December 31, 2024. Upon maturity, the Subordinated Notes are renewable at the Company's election for six month periods with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full. As of  September 30, 2024, and December 31, 2023, the Company had, in aggregate, $18.8 million and $17.6 million in principal and interest outstanding, respectively, under the Subordinated Notes.

EB-5 Promissory Notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act that is designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized by U.S. Citizenship and Immigration Services as a “Regional Center” to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2 to 3%. The EB-5 Notes are convertible into Aemetis, Inc. common stock at a conversion price of $30 per share. Advanced BioEnergy, LP received equity investments from foreign investors, and then Advanced BioEnergy used the invested equity to make loans to the Keyes Plant. The EB-5 Notes are subordinated to the Company's senior secured debt to Third Eye Capital.  On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes that modified the stated maturity dates of the EB-5 Notes to provide automatic six-month extensions as long as the Advanced BioEnergy investors’ immigration processes are in progress. Accordingly, notes derived from Advanced BioEnergy equity provided by investors pending green card approval have been recognized as long-term debt while notes derived from Advanced BioEnergy equity provided by investors who have obtained green card approval have been classified as current debt. In July 2024, in connection with settlement of litigation initiated by a broker engaged by Advanced BioEnergy, we entered into a further amendment of a portion of the EB-5 notes to reduce the interest rate to 1% in exchange for the Company entering into a separate promissory note and agreeing to pay the broker certain of Advanced Bioenergy's obligations.  In connection with this amendment, we recognized a gain of $162 thousand which is recorded in the Statement of Operations as Other Income. As of September 30, 2024, and December 31, 2023, $34.5 million and $37.9 million was outstanding, respectively, on the EB-5 Notes.

On October 16, 2016, the Company launched its EB-5 Phase II funding (the “EB-5 Phase II Funding”) and entered into certain Note Purchase Agreements with Advanced BioEnergy II, LP, a California limited partnership authorized to receive EB-5 equity funding investments. The Company received $4.0 million in loan funds from Advanced BioEnergy II, LP before certain changes to and expiration of the EB-5 program prevented further funding. The federal EB-5 program was recently reauthorized, and in March 2024, U.S. Citizenship and Immigration Services approved the Company's project for up to $200 million of additional investment using EB-5 funds. Under the new rules, the minimum investment is raised from $0.5 million per investor to $0.8 million per investor. The terms of the EB-5 Phase II Funding are similar to the terms of the first round of EB-5 funding. As of both  September 30, 2024, and  December 31, 2023, $4.4 million was outstanding on the notes under the EB-5 Phase II funding, respectively.

EB-5 Broker Promissory Note. In July 2024 we signed a promissory note with a broker engaged by Advanced BioEnergy in an agreement to pay the broker certain of Advanced BioEnergy's obligations. The note principal was $3.3 million, and payable through fourth quarter of 2026 at 0% interest. As of September 30, 2024, $1.3 million was outstanding as current portion of long-term debt, and $1.5 million in other long-term debt.

(Tabular data in thousands, except par value and per share data)

India Biodiesel Secured and Unsecured Loans. On November 13, 2023, the Company entered into a secured loan agreement with Secunderabad Oils Limited in an amount not to exceed $3.6 million. The loan is secured by the fixed assets and currents assets of the Kakinada Plant and bears interest at 18% payable monthly. On November 6, 2023, the Company entered into a short-term loan with Leo Edibles & Fats Limited in an amount not to exceed $1.27 million. The loans bear interest at 18% and are payable monthly.  The loans are repayable on demand by the lender or within one year from the date of issuance. As of September 30, 2024 and December 31, 2023, the Company had outstanding balances totaling $2.6 million and $3.8 million, respectively.

Aemetis Biogas 1 LLC Term Loan. On  October 4, 2022, the Company entered into a Construction Loan Agreement ("AB1 Construction Loan") with Greater Nevada Credit Union (“GNCU”). Pursuant to the AB1 Construction Loan, the lender made available an aggregate principal amount of $25 million, secured by all personal property collateral and real property collateral of Aemetis Biogas 1 LLC. Effective as of December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan"). The AB1 Term Loan is secured by all personal property collateral and real property collateral of Aemetis Biogas 1 LLC. It bears interest at a rate of 9.25% per annum, to be adjusted every five years to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or (ii) the index floor. Other material terms of the loan include: (i) payments of interest only to be paid in monthly installments beginning January 22, 2024, (ii) payments of equal combined monthly installments of principal and interest beginning on January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of both  September 30, 2024, and December 31, 2023, the Company had $25.1 million outstanding under the AB1 Term Loan.

Aemetis Biogas 2 LLC Construction and Term Loan. On July 28, 2023, the Company entered into a Construction and Term Loan Agreement ("AB2 Loan") with Magnolia Bank, Incorporated. Pursuant to the AB2 Loan, the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of Aemetis Biogas 2 LLC. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) payments of interest only to be paid in monthly installments beginning August 15, 2023, (ii) payments of equal combined monthly installments of principal and interest beginning on August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of September 30, 2024, and December 31, 2023, the Company had $22.3 million and $16.8 million, respectively, outstanding and unamortized discount issuance costs of $0.8 million for each period, respectively, under the AB2 Loan.

Financing Agreement for Capital Expenditures. In 2018, the Company entered into an agreement with Mitsubishi Chemical America, Inc. ("MCA") to purchase ZEBREXTM membrane dehydration equipment to conserve energy and improve operating efficiencies at the Keyes Plant. The Company is no longer operating the equipment, and in June 2024, entered into an Agreement with MCA to amicably resolve all differences and terminate the 2018 equipment purchase agreement. As a result, the Company derecognized $9.6 million in net property, plant, and equipment; $3.6 million in long-term liabilities; $2.2 million in short-term liabilities and $0.2 million in accounts payable from its consolidated condensed balance sheet. The derecognition resulted in a net $3.6 million loss that is included in selling, general and administrative expense on the consolidated condensed statement of operations for the nine months ended  September 30, 2024.

Maturity Date Schedule

Scheduled debt repayments for the Company’s loan obligations by year are as follows:

Twelve Months ended September 30,	Debt Repayments
2025	$77,215
2026	183,492
2027	17,469
2028	4,238
2029	1,421
Thereafter	41,605
Total debt	325,440
Debt issuance costs	(3,234)
Total debt, net of debt issuance costs	$322,206

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

(Tabular data in thousands, except par value and per share data)

The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost
Operating lease expense	$195	$180	$571	$542
Short term lease expense	32	89	95	131
Variable lease expense	23	26	90	70
Total operating lease cost	$250	$295	$756	$743

Finance lease cost
Amortization of right-of-use assets	$30	$30	$90	$91
Interest on lease liabilities	87	83	256	256
Total finance lease cost	$117	$113	$346	$347

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating cash flows used in operating leases	$189	$169	$603	$499
Operating cash flows used in finance leases	87	83	256	256
Financing cash flows used in finance leases	$9	$83	$170	$394

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating leases
Accretion of the lease liability	$82	$81	$245	$252
Amortization of right-of-use assets	112	100	325	291

The weighted average remaining lease term and weighted average discount rate as of September 30, 2024 are as follows:

Weighted Average Remaining Lease Term
Operating leases (in years)	8.2	4.5
Finance leases (in years)	12.4	13.3

Weighted Average Discount Rate
Operating leases	13.7%	14.1%
Finance leases	13.3%	13.2%

Supplemental balance sheet information related to leases is as follows:

	September 30, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$2,333	$2,056

Other current liability	494	406
Other long term liabilities	1,939	1,783
Total operating lease liabilities	2,433	2,189

Finance leases
Property and equipment, at cost	$2,889	$2,889
Accumulated depreciation	(318)	(228)
Property and equipment, net	2,571	2,661

Other current liability	245	30
Other long term liabilities	2,557	2,687
Total finance lease liabilities	2,802	2,717

(Tabular data in thousands, except par value and per share data)

Maturities of operating lease liabilities are as follows:

Twelve months ended September 30,	Operating leases	Finance leases

2025	$783	$176
2026	710	145
2027	703	145
2028	498	145
2029	63	145
Thereafter	1,219	9,960
Total lease payments	3,976	10,716
Less imputed interest	(1,543)	(7,914)
Total lease liability	$2,433	$2,802

The Company acts as sublessor in certain leasing arrangements, primarily related to land and buildings. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. Sublease income and head lease expense for these transactions are recognized on net basis on the consolidated financial statements. Sublease income is recorded in the General and Administrative Expense section of the Consolidated Statements of Operations and Comprehensive Loss.

The components of lease income are as follows for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Lease income	$569	$230	$1,576	$1,182

Future lease commitments to be received by the Company as of September 30, 2024, are as follows:

Twelve months ended September 30,
2025	$1,385
2026	1,473
2027	1,419
2028	1,271
2029	1,309
Thereafter	431
Total future lease commitments	$7,288

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

On November 6, 2024, ABGL entered into an agreement entitled Seventh Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Seventh Amendment") with an Effective Date of August 31, 2024, that provides, among other provisions, the right for ABGL to redeem all of the outstanding Series A Preferred Units by January 31, 2025, for an aggregate redemption price of $115.5 million. The PUPA Seventh Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair-X and Third Eye Capital effective as of February 1, 2025, and maturing January 31, 2026, in substantially the form attached to the PUPA Seventh Amendment and specifies that entry of the credit agreement will satisfy the obligation to redeem the units. The credit agreement would bear an interest rate equal to the greater of (i) the prime rate plus 10.0% and (ii) 16.0%.  The PUPA Seventh Amendment is attached to this Form 10-Q as Exhibit 10.1. We will evaluate the terms of the PUPA Seventh Amendment in accordance with ASC 470. The Company recorded Series A Preferred Unit liabilities of $123.9 million and $113.2 million as long term liabilities as of September 30, 2024, and December 31, 2023, respectively.

(Tabular data in thousands, except par value and per share data)

10. Stock-Based Compensation

2019 Stock Plan

On August 26, 2021, the stockholders of the Company approved the Aemetis, Inc. Amended and Restated 2019 Stock Plan (the “2019 Stock Plan”) which allows our Board or delegated Board committee to grant Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards to employees, Directors, and consultants. The Company did not issue any stock options or RSAs during the three months ending September 30, 2024. The following table summarizes activity under the 2019 Stock Plan during the nine-month period ending September 30, 2024:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2023	456	5,526	$4.42
Authorized	1,740
Options Granted	(1,761)	1,761	$3.10
RSAs Granted	(364)	-	$-
Exercised	-	(15)	$2.56
Forfeited/expired	75	(75)	$7.25
Balance as of September 30, 2024	146	7,197	$4.07

The number of outstanding option shares as of September 30, 2024, includes 4.9 million shares that are vested.

Inducement Equity Plan

In March 2016, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory stock options to purchase common stock. This plan was not approved by stockholders, and as a result is available only for grants to prospective employees. As of September 30, 2024, there are no option grants outstanding under the Inducement Equity Plan.

Stock-based Compensation Expense

Stock-based compensation is accounted for in accordance with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and consultants based on estimated fair value on the grant date. We estimate the fair value using the Black-Scholes option pricing model and recognize that fair value as an expense over the vesting period of each grant using the straight-line method. We only record compensation cost for vested options. The Black-Scholes valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, expected dividends, and expected forfeitures. We use the simplified calculation of expected term described in SEC Staff Accounting Bulletin Topic 14, Share-Based Payment. Volatility is based on an average of the historical volatility of Aemetis, Inc. common stock during the period of time preceding the date of option issuance that matches the term of the option grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the treasury maturity term corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants. To the extent actual forfeitures occur, the difference is recorded as an adjustment in the scheduled expense during the period of the forfeiture.

The weighted average fair value calculations for the options granted during the nine months ended September 30, 2024 and 2023, are based on the following assumptions:

	For the nine months ended September 30,
Description	2024	2023
Dividend-yield	-%	-%
Risk-free interest rate	3.93%	3.86%
Expected volatility	115.42%	124.62%
Expected life (years)	5.81	7.00
Market value per share on grant date	$3.10	$3.60
Fair value per option on grant date	$2.65	$3.29

During the nine months ended September 30, 2024 and 2023, the Company granted 363,500 and 243,850 restricted stock awards, respectively, with a fair value on date of grant of $3.10 and $3.60, respectively, per share.

As of  September 30, 2024, the Company had $5.9 million of total unrecognized compensation expense for option issuance, which the Company will amortize over the remaining vesting period for each applicable grant, which has a weighted average of 1.73 years as of September 30, 2024.

(Tabular data in thousands, except par value and per share data)

11. Warrants

On July 1, 2024, the maturity dates on two accredited investor's Subordinated Notes were extended to December 31, 2024. In connection with the extension, the Company issued the noteholders warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock with a term of two years and an exercise price of $0.01 per share. The warrants were subsequently fully exercised. The following table summarizes warrant activity during the nine months ending September 30, 2024:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2023	530	$11.70	5.77
Granted	226	$0.01
Exercised	(226)	$0.01
Outstanding September 30, 2024	530	$11.70	5.03

All of the above outstanding warrants are fully vested and exercisable as of September 30, 2024.

The fair value calculations for issued warrants are based on the following weighted average factors:

	For the nine months ended September 30,
Description	2024	2023
Dividend-yield	-%	-%
Risk-free interest rate	4.50%	3.80%
Expected volatility	99.85%	117.60%
Expected life (years)	2.00	4.63
Exercise price per share	$0.01	$1.18
Market value per share on grant date	$4.05	$4.11
Fair value per share on grant date	$4.04	$3.97

12. Agreements

J.D. Heiskell Working Capital Agreements. The Company procures whole yellow corn from J.D. Heiskell pursuant to a Corn Procurement and Working Capital Agreement. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. Pursuant to a separate agreement entered in May 2023, J.D. Heiskell also purchases all of our ethanol and other products and sells them to customers designated by us. We have designated Murex to purchase ethanol and A.L Gilbert to purchase WDG. The Company’s relationships with J.D. Heiskell, Murex, and A.L. Gilbert are well established, and the Company believes that the relationships are beneficial to all parties involved by utilizing distribution logistics to reach our customer base, managing inventory, and providing working capital relationships.

The sales and purchases activity associated with the J.D. Heiskell Purchase Agreement and J.D. Heiskell Procurement Agreement during the three and nine months ended September 30, 2024 and 2023, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Ethanol sales	$32,812	$36,375	$87,635	$45,388
Wet distiller's grains sales	8,961	9,427	27,476	11,980
Corn oil sales	1,746	1,487	4,199	1,613
CDS sales	24	9	49	62
Corn purchases	33,170	37,030	97,489	48,029

	September 30, 2024	December 31, 2023
Accounts receivable	19	1,073
Accounts payable	124	1,207

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

The agreements with J.D. Heiskell, Murex, and A.L. Gilbert include marketing and transportation services. For the three months ended September 30, 2024 and 2023, the Company expensed marketing costs of $0.7 million and $0.8 million, respectively, and for the nine months ended September 30, 2024 and 2023, the Company expensed marketing costs of $1.9 million and $0.7 million respectively, under the terms of both the Ethanol Marketing Agreement and the Wet Distillers Grains Marketing Agreement. These marketing costs are presented as part of selling, general, and administration expenses. For the three months ended September 30, 2024 and 2023, the Company expensed transportation costs of $1.1 million and $0.7 million related to sales of ethanol and $1.5 million and $1.4 million related to sales of WDG, respectively. For the nine months ended  September 30, 2024 and 2023, the Company expensed transportation costs of $2.6 million and $0.9 million related to sales of ethanol and $4.4 million and $1.8 million related to sales of WDG, respectively.

(Tabular data in thousands, except par value and per share data)

Supply Trade Agreement. On July 1, 2022, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) pursuant to which Gemini supplies the Company with feedstock up to a credit limit of $12.7 million with collateral interest in inventories, current assets, and fixed assets. If the Company fails to pay an invoice within the ten-day credit period, the outstanding balance bears interest at 18%. The agreement lasts until June 2025, and either party can terminate the agreement by giving one month's notice in writing. As of September 30, 2024, and December 31, 2023, the Company had accounts payable of $0.1 million and $0.5 million, respectively, under this agreement.

Forward Sale Commitments.  As of September 30, 2024, we have no forward sale commitments.

Natural Gas Purchase Agreement. As of September 30, 2024, we have forward purchase agreement in place to buy approximately 394 thousand MMBtu of natural gas at a fixed price from July through October 2024, which aligns with our expected natural gas usage at the Keyes Plant. The Company has elected to apply the normal purchases and normal sales scope exception under ASC 815, hence the natural gas purchased under this agreement is accounted for and presented as cost of goods sold in the Company's financial statements.

13. Segment Information

Aemetis recognizes three reportable segments: “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.”

● The “California Ethanol” segment includes the Company’s 65 million gallon per year ethanol plant in Keyes, California, and the adjacent land leased to produce CO₂.

● The “California Dairy Renewable Natural Gas” segment includes the production and sale of Renewable Natural Gas ("RNG") and associated environmental attributes, consisting of nine anaerobic digesters processing waste from ten dairies, a 36 mile biogas collection pipeline, a biogas upgrading hub that produces RNG from the biogas, a pipeline interconnect, and ongoing construction of additional digesters.

● The “India Biodiesel” segment includes the Company’s 60 million gallon per year biodiesel manufacturing plant in Kakinada, India, and administrative offices in Hyderabad, India.

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

Summarized financial information by reportable segment for the three months ended September 30, 2024 and 2023, follows:

	For the three months ended September 30, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$44,934	$4,250	$32,257	$-	$81,441
Gross profit	85	1,897	1,896	-	3,878

Interest expense including amortization of debt fees	7,911	808	30	2,998	11,747
Accretion and other expenses of Series A preferred units	-	3,267	-	-	3,267
Income tax expense	-	-	274	-	274
Capital expenditures	154	3,762	257	317	4,490
Depreciation	1,111	866	241	56	2,274

	For the three months ended September 30, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	47,439	$1,107	$20,144	$-	$68,690
Gross profit (loss)	(1,473)	(807)	2,772	-	492

Interest expense including amortization of debt fees	6,729	620	19	2,814	10,182
Accretion and other expenses of Series A preferred units	-	7,739	-	-	7,739
Income tax expense (benefit)	-	(55,164)	(145)	1	(55,308)
Capital expenditures	1,363	6,819	372	233	8,787
Depreciation	960	598	158	31	1,747

(Tabular data in thousands, except par value and per share data)

The following table summarizes financial information by reportable segment for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues	$121,155	$9,640	$89,841	$-	$220,636
Gross profit (loss)	(9,494)	3,971	6,983	-	1,460

Interest expense including amortization of debt fees	22,807	2,174	659	8,344	33,984
Accretion and other expenses of Series A preferred units	-	10,055	-	-	10,055
Income tax expense	-	36	1,501	-	1,537
Loss on asset disposals	3,644	-	-	-	3,644
Capital expenditures	584	10,911	575	1,400	13,470
Depreciation	3,120	2,206	629	166	6,121

	For the nine months ended September 30, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues	$59,246	$1,523	$55,184	$-	$115,953
Gross profit (loss)	(3,807)	(2,644)	7,604	-	1,153

Interest expense including amortization of debt fees	18,499	1,841	313	8,205	28,858
Accretion and other expenses of Series A preferred units	-	20,188	-	-	20,188
Income tax expense (benefit)	-	(55,151)	653	8	(54,490)
Capital expenditures	2,423	14,622	523	1,027	18,595
Depreciation	3,029	1,578	470	131	5,208

California Ethanol: Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 97.0% and  99.7% of the Company’s California Ethanol segment revenues for the three months ended September 30, 2024 and  2023, respectively.  Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 98.6% and 99.7%  of the Company’s California Ethanol segment revenues for the nine months ended September 30, 2024 , and  2023, respectively.

California Dairy Renewable Natural Gas: During the  three and nine months ended September 30, 2024, we sold RNG to a single customer and sold D3 RINs and LCFS credits to two other customers.  During the three and nine months ended September 30, 2023, we sold RNG to one customer and sales of D3 RINs to another separate customer.

India Biodiesel: Three biodiesel customers accounted for 40%, 29%, and 28% of the Company’s India segment revenues for the three months ended September 30, 2024.  Three biodiesel customers accounted for 42%, 35%, and 19% of the Company’s India segment revenues for the three months ended September 30, 2023. Three biodiesel customers accounted for 41%, 33%, and 21% of the Company’s India segment revenues for the nine months ended September 30, 2024.  Three biodiesel customers accounted for 43%, 28%, and  24% of the Company’s India segment revenues for the nine months ended September 30, 2023.

Total assets by reportable segment as of  September 30, 2024, and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023
California Ethanol	$57,060	$67,991
California Dairy Renewable Natural Gas	110,975	92,794
India Biodiesel	40,116	34,769
All Other	39,274	47,852
Total consolidated assets	$247,425	$243,406

14. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $1 million in connection with employment agreements, bonus awards, expense reimbursements, and guarantee fees in connection with McAfee Capital’s guarantees of the Company’s indebtedness with Third Eye Capital.

The Company owes various members of the Board amounts totaling $0.3 million as of September 30, 2024, and December 31, 2023, in connection with board compensation fees, which are included in accounts payable on the balance sheet. For the three months ended September 30, 2024 and 2023, the Company expensed $0.1 million respectively, in connection with board compensation fees. For the nine months ended September 30, 2024 and 2023, the Company expensed $0.3 million respectively, in connection with board compensation fees.

(Tabular data in thousands, except par value and per share data)

15. Subsequent Events

Series A Preferred Unit Purchase Agreement

On November 6, 2024, ABGL, Third Eye Capital Corporation, and Protair-X Technologies Inc. entered into an agreement entitled Seventh Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Seventh Amendment") with an Effective Date of August 31, 2024, that provides, among other provisions, that ABGL will redeem all of the outstanding Series A Preferred Units by January 31, 2025, for an aggregate redemption price of $115.5 million. The PUPA Seventh Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair-X and Third Eye Capital effective as of February 1, 2025, and maturing January 31, 2026, in substantially the form attached to the PUPA Seventh Amendment and specifies that entry of the credit agreement will satisfy the obligation to redeem the units. The credit agreement would bear an interest rate equal to the greater of (i) the prime rate plus 10.0% and (ii) 16.0%. The PUPA Seventh Amendment and the form of credit agreement are attached to this Form 10-Q as Exhibit 10.1, and this summary description is subject to the terms of the actual agreements.

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

For the Kakinada Plant, we plan to continue to sell our biodiesel to India Oil Marketing Companies ("OMCs") pursuant to cost-plus contracts.  We are also continuing to upgrade the plant to increase feedstock flexibility (and thereby lower feedstock costs), increase production capacity, and produce new products. Additionally, we are in the process of negotiating contractual arrangements for the export of refined animal tallow into international markets.

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

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

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

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to more than 80 local dairies and feedlots.  We also capture the Carbon Dioxide (“CO2”) emissions from our fermenters and sell it to Messer Gas for use to produce liquid CO₂ that it sells to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives focused on lowering the carbon intensity of our fuels, primarily by decreasing the use of fossil natural gas. These energy efficiency projects include high efficiency heat exchangers; a two-megawatt solar microgrid with battery storage that became operational in the second quarter; a Decision Control System (DCS) to manage and optimize energy use and other plant operations; and a Mechanical Vapor Recompression (MVR) system that is expected to replace about 80% of our natural gas consumption with low carbon electricity. These changes are expected to lower the carbon intensity (CI) of the ethanol we produce and allow us to sell it for a correspondingly higher price.

Our California Dairy Renewable Natural Gas segment, Aemetis Biogas or “ABGL,” operates anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed) to produce biogas from dairy waste; transports the biogas by pipeline to the Keyes Plant site; and converts the biogas to Renewable Natural Gas (“RNG”) that is delivered to customers through the PG&E regional natural gas pipeline. As of September 30, 2024, we had nine operating digesters that receive dairy waste from ten dairies, and we are actively growing with an additional five digesters currently under construction that are expected to receive dairy waste from eight dairies. We expect to initiate construction on several additional digesters in the fourth quarter when we close on currently planned debt financing. We have constructed 36 miles of collection pipeline and have received environmental approval to construct an additional 24 miles.  We currently have agreements with a total of 44 dairies and are seeking to increase that number.

Our India Biodiesel segment includes a biodiesel production plant in Kakinada, India (“Kakinada Plant”) with a nameplate production capacity of about 60 million gallons per year.  It produces high quality distilled biodiesel and refined glycerin for customers in India. We believe the Kakinada Plant is one of the largest biodiesel production facilities in India on a nameplate capacity basis. The Kakinada Plant can process a variety of vegetable oils and animal fat waste feedstocks into biodiesel that meets applicable product standards. Our Kakinada Plant can also distill the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

Our planned sustainable aviation fuel (SAF) and renewable diesel (RD) production plant is currently designed to produce 90 million gallons per year of combined SAF and RD from feedstocks consisting of renewable waste oils and fats. Our planned facility will be located at the Riverbank Industrial Complex in Riverbank, California. We signed a lease with an option to purchase for the Riverbank Industrial Complex in 2021 and took possession of the site in 2022.  In 2023, we received a Use Permit and CEQA approval for the SAF/RD plant, and in March 2024, we received Authority to Construct air permits for the plant. We are continuing with development activities, including permitting, engineering, and financing. The site has access to low carbon hydroelectric power, and our plant is designed to use renewable hydrogen that will be produced from byproducts of the SAF/RD production process.

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

Results of Operations

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, renewable natural gas ("RNG") for our California Dairy Renewable Natural Gas segment, and biodiesel for our India Biodiesel segment.

	2024	2023	Inc/(dec)	% change
California Ethanol	$44,934	$47,439	$(2,505)	(5.3)%
California Dairy Renewable Natural Gas	4,250	1,107	3,143	283.9%
India Biodiesel	32,257	20,144	12,113	60.1%
Total	$81,441	$68,690	$12,751	18.6%

California Ethanol. For the three months ended September 30, 2024, the Company sold 15.5 million gallons of ethanol at an average price of $2.12 per gallon and 106 thousand tons of WDG at a price of $84 per ton. For the three months ended September 30, 2023, the Company sold 13.8 million gallons of ethanol at an average price of $2.64 per gallon and 98 thousand tons of WDG at a price of $96 per ton. The change in revenue primarily was attributable to a 20% reduction in the ethanol average sales price and a 12.3% reduction in the WDG sales price.

California Dairy Renewable Natural Gas. During the three months ended September 30, 2024, we produced 86.6 thousand MMBtu of RNG and sold 86.0 thousand MMBtu at an average price of $2.77 per MMBtu. In the third quarter of 2024, we also sold 935 thousand D3 RINs at an average price of $3.37 per RIN and 20,000 LCFS credits at an average price of $43 per metric ton. As of September 30, 2024, we had 67.6 thousand MMBtu of RNG available for dispensing. During the three months ended September 30, 2023, we produced and sold 66.6 thousand MMBtu of RNG at an average price of $2.13 per MMBtu and we also sold 271 thousand D3 RINs at an average price of $2.97 per RIN and we did not sell any LCFS credits.

India Biodiesel.  For the three months ended September 30, 2024, we generated 97% of our revenues from the sale of biodiesel, and 3% of our revenue from other sales compared to 96% of our revenue from biodiesel, and 4% of our revenue from other sales for the three months ended September 30, 2023. The increase in revenues was primarily due to an increase in biodiesel sales volume to 26.0 thousand metric tons in the three months ended September 30, 2024, compared to 15.5 thousand metric tons in the three months ended September 30, 2023, and offset by decrease in the sales price per metric ton by 4%.

Cost of Goods Sold

	2024	2023	Inc/(dec)	% change
California Ethanol	$44,849	$48,912	$(4,063)	(8.3)%
California Dairy Renewable Natural Gas	2,353	1,914	439	22.9%
India Biodiesel	30,361	17,372	12,989	74.8%
Total	$77,563	$68,198	$9,365	13.7%

California Ethanol. For the three months ended September 30, 2024, we purchased 5.5 million bushels of corn at $6.07 per bushel and incurred $ 1.6 million in chemicals and denaturant costs, $ 2.2 million in natural gas costs, and $ 2.6 million in transportation costs. The decrease in cost of goods sold was due to 19% decrease in corn costs offset by 10% increase in bushels of corn grind.

California Dairy Renewable Natural Gas. Cost of goods sold includes dairy manure payments, equipment maintenance, and depreciation. The increase from the third quarter of 2023 to the third quarter of 2024 was primarily due to the increase in the number of operating digesters.

India Biodiesel.  In the three months ended September 30, 2024, we processed 26.0 thousand metric tons of feedstock, compared to 15.6 thousand metric tons of feedstock in the same period in 2023. During the three months ended September 30, 2024, the average price of biodiesel feedstock was $984 per metric ton compared to $752 per metric ton in the same period as in 2023. The increase was attributable to the increase in biodiesel production along with 31% increase in the average price per ton for feedstock.

Gross profit (loss)

	2024	2023	Inc/(dec)	% change
California Ethanol	$85	$(1,473)	$1,558	(105.8)%
California Dairy Renewable Natural Gas	1,897	(807)	2,704	(335.1)%
India Biodiesel	1,896	2,772	(876)	(31.6)%
Total	$3,878	$492	$3,386	688.2%

California Ethanol. The increase in gross income during the period ended September 30, 2024, was attributable primarily to lower corn costs.

California Dairy Renewable Natural Gas. The increase in gross income in the three months ended September 30, 2024, compared to the same period in 2023 is due to the substantial increase in sales of RNG, D3 RINs, and LCFS credits without a corresponding increase in costs.

India Biodiesel. The decrease in gross profit was attributable to an increase in the feedstock costs by 31% and a 4% decrease in biodiesel price.

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

	2024	2023	Inc/(dec)	% change
Selling, general and administrative	7,750	9,021	(1,271)	(14.1)%

Other expense (income):
Interest expense
Interest rate expense	$10,096	$8,749	$1,347	15.4%
Debt related fees and amortization expense	1,651	1,433	218	15.2%
Accretion and other expenses of Series A preferred units	3,267	7,739	(4,472)	(57.8)%
Other income	(1,225)	(1,853)	628	(33.9)%

The decrease in SG&A expenses for the three months ended September 30, 2024, was due to decrease in (i) a $2.0 million in professional fees, (ii) decreases in utilities, penalties, and insurance of $0.2 million, offset by increase in (iii) salaries, supplies, and other of $0.9 million.

Interest expense increased in the three months ended September 30, 2024, due to an increases in principal under the Revolving Loans and Revolving Credit Facilities, and the impact of rising interest rates on our variable interest rate debt compared to the same period in the prior year. The lower accretion and other expenses of the Series A Preferred Units was due to a decrease in the effective interest rate on the PUPA redemption obligation in the recent PUPA amendments. The decrease in other income was due to receiving USDA grant income of $1.8 million during the 2023 compared to a $1.0 million of income recognized in the sale of unused feedstock at higher prices than the acquisition costs.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, RNG for our California Dairy Renewable Natural Gas segment, and biodiesel for our India Biodiesel segment.

	2024	2023	Inc/(dec)	% change
California Ethanol	$121,155	$59,246	$61,909	104.5%
California Dairy Renewable Natural Gas	9,640	1,523	8,117	533.0%
India Biodiesel	89,841	55,184	34,657	62.8%
Total	$220,636	$115,953	$104,683	90.3%

California Ethanol. For the nine months ended September 30, 2024, the Company sold 44.4 million gallons of ethanol at an average price of $1.97 per gallon and 305 thousand tons of WDG at a price of $90 per ton. For the nine months ended September 30, 2023, the Company sold 16.7 million gallons of ethanol at an average price of $2.72 per gallon. The increase in revenue was attributable to operating the Keyes Plant for nine full months during 2024 compared to 2023 when the Keyes Plant operated during only four of the nine months due to an extended maintenance period.

California Dairy Renewable Natural Gas. During the nine months ended September 30, 2024, we produced 236.3 thousand MMBtu of RNG and sold 234.8 thousand MMBtu at an average price of $2.88 per MMBtu. During this period, we also sold 2.0 million D3 RINs at an average price of $3.23 per RIN and 43 thousand metric tons of California LCFS credits at an average price of $55.16 per metric ton. As of September 30, 2024, we had 67.6 thousand MMBtu of RNG available for dispensing. During the nine months ended September 30, 2023, we produced and sold 142.0 thousand MMBtu of RNG at an average price of $5.06 per MMBtu.  We also sold 270.7 thousand D3 RINs at an average price of $2.97 per RIN and did not sell any LCFS credits.

India Biodiesel.  For the nine months ended September 30, 2024, we generated 96% of our revenues from the sale of biodiesel, and 4% of our revenue from other sales compared to 97% of our revenue from biodiesel, and 3% of our revenue from other sales for the nine months ended September 30, 2023. The increase in revenues was primarily attributable to fulfilling the demand from India's Oil Marketing Companies during the first nine months of the 2024 compared to absence of OMC contracts in the first three months of 2023. Biodiesel sales volume increased to 73.5 thousand metric tons in the nine months ended September 30, 2024 compared to 43.7 thousand metric tons in the nine months ended September 30, 2023 while price per metric ton decreased by 4%.

Cost of Goods Sold

	2024	2023	Inc/(dec)	% change
California Ethanol	$130,649	$63,053	$67,596	107.2%
California Dairy Renewable Natural Gas	5,669	4,167	1,502	36.0%
India Biodiesel	82,858	47,580	35,278	100.0%
Total	$219,176	$114,800	$104,376	90.9%

California Ethanol. For the nine months ended September 30, 2024, we purchased 15.6 million bushels of corn at $6.25 per bushel and incurred $4.6 million in chemicals and denaturant costs, $7.0 million in natural gas costs, and $7.0 million in transportation costs. For the nine months ended September 30, 2023, we incurred corn or other chemical costs for four months due to the extended maintenance at the Keyes Plant, which was offset by costs incurred for starting up the Keyes Plant along with resuming full operation of plant during third quarter of 2023 with 15% higher corn costs.

California Dairy Renewable Natural Gas. The cost of goods sold includes dairy manure payments, equipment maintenance, and depreciation. The increase in the cost of goods sold was primarily due to the increase in the number of operating digesters.

(Tabular data in thousands, except par value and per share data)

India Biodiesel. The increase in costs of goods sold was attributable to the increase in production and sales of biodiesel. In the nine months ended September 30, 2024, we processed 74.0 thousand metric tons of feedstock, compared to 43.7 thousand metric tons of feedstock in the same period in 2023. During the nine months ended September 30, 2024, the average price of feedstock was $835 per metric ton compared to $797 per metric ton in the same period as in 2023.

Gross profit (loss)

	2024	2023	Inc/(dec)	% change
California Ethanol	$(9,494)	$(3,807)	$(5,687)	149.4%
California Dairy Renewable Natural Gas	3,971	(2,644)	6,615	(250.2)%
India Biodiesel	6,983	7,604	(621)	(8.2)%
Total	$1,460	$1,153	$307	26.6%

California Ethanol. The increase in gross loss during the period ended September 30, 2024, was attributable to a 28% decrease in the price of ethanol. During the maintenance cycle in 2023, the fixed expenses that would have normally been accounted for in gross profit/(loss) in that period were charged to SG&A.

California Dairy Renewable Natural Gas. The increase in gross profit in the nine months ended September 30, 2024, is due to an increased RNG production and sales quantities and sales of D3 RINs and LCFS credits after June 30, 2023, compared to sales of only RNG in the six-month period ended September 30, 2023.

India Biodiesel. The decrease in gross profit was attributable to an increase in feedstock usage by 69%, an increase in average feedstock price per metric ton by 5%, and a decrease in average sales price of biodiesel by 4%.

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

	2024	2023	Inc/(dec)	% change
Selling, general and administrative expenses	28,400	29,595	(1,195)	(4.0)%
Other expense (income):
Interest expense
Interest rate expense	$29,092	$24,126	4,966	20.6%
Debt related fees and amortization expense	4,892	4,732	160	3.4%
Accretion and other expenses of Series A preferred units	10,055	20,188	(10,133)	(50.2)%
Other income	(1,176)	(2,020)	844	(41.8)%

The slight decrease in SG&A expenses for the nine months ended September 30, 2024, was due to (i) a $3.6 million loss on an asset write-off during 2024 and increase salaries and supplies of $1.4 million offset by (ii) decreases in expenses of $2.5 million that had been reclassified from cost of goods sold due to maintenance at the Keyes Plant during the five months half of 2023, (iii) decreases in professional fees of $2.4 million, and (iv) decreases in utilities, penalties, and insurance of $1.3 million.

Interest expense increased in the nine months ended September 30, 2024, due to the new Construction and Term Loan debt, increases in principal under the Revolving Loans and Revolving Credit Facilities, and the impact of rising interest rates on our variable interest rate debt compared to the same period in the prior year. The lower accretion and other expenses of the Series A Preferred Units was due to a decrease in the effective interest rate on the PUPA redemption obligation in the recent PUPA amendments. Other income consists of USDA grants of $1.8 million during 2023 and the recognition of $1.0 million from the purchase and sale of feedstock.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were$ 296 thousand at September 30, 2024. Our current ratio at September 30, 2024, was $0.26 compared to $0.43 at December 31, 2023. We expect that our future available liquidity resources will consist primarily of cash generated from operations, borrowings under debt arrangements, and sales of equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, and debt at the end of each period were as follows:

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$296	$2,667
Current assets (including cash, cash equivalents, and deposits)	34,900	36,400
Current and long-term liabilities (excluding all debt)	184,128	165,662
Current & long-term debt	322,206	294,721

Our principal sources of liquidity have been cash provided by operations, the sale of equity, and borrowings under various debt arrangements.  Our principal uses of cash have been to fund operations, fund capital expenditures, and pay indebtedness. We anticipate these uses will continue to be our principal uses of cash in the future.

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

As a result of negative capital and negative operating results, and collateralization of substantially all the Company assets, we have been reliant on our senior secured lender to extend the maturity dates of our debt and loan facilities. In order to meet obligations during the next twelve months, we will need to either refinance our debt or receive the continued cooperation of its senior lender. We plan to pursue the following strategies to improve the course of the business.

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

At September 30, 2024, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes was $205.3 million. The maturity dates for the Third Eye Capital financing arrangements are March 1, 2025, for $39.3 million; March 1, 2026, for $140.6 million; and, April 1, 2026, for $25.4 million based on the Company's option to extend the maturity.

Change in Working Capital and Cash Flows

The following table describes the changes in current and long-term debt (in thousands) during the nine months ended September 30, 2024:

Increases to debt:
Accrued interest	$30,024
Maturity date extension fee and other fees added to senior debt	1,446
Sub debt extension fees	680
Fuels Revolving Line draw	3,848
Change in debt issuance costs, net of amortization	965
Construction Loan draw	5,525
Secured loans and Working capital loan draw	3,156
EB-5 broker promissory note settlement	3,305
Total increases to debt		$48,949
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(3,486)
Principal and interest payments and reductions to EB-5 promissory note	(3,915)
Principal paid to EB-5 broker's promissory note	(530)
Term loan payments	(7)
Construction Loan Payments	(3,041)
Secured loans working capital loan payments	(4,667)
Extinguishment of Zebrex	(5,818)
Total decreases to debt		$(21,464)
Change in total debt		$27,485

Working capital changes resulted from (i) a $1.5 million increase in inventories (ii) a $0.7 million decrease in accounts receivable due to the last day of quarter falling on a weekend, offset by $85 thousand increase in India accounts receivable, and (iii) a decrease in other current assets of $0.5 million in North America and an increase in India current assets by $2 million due to tax receivables. This was partially offset by a $2.3 million decrease in cash.

(Tabular data in thousands, except par value and per share data)

Net cash used in operating activities during the nine months ended September 30, 2024, was $20.4 million, which was calculated based on non-cash charges of $31.5 million, net cash provided by operating assets and liabilities of $19.5 million, and net loss of $71.3 million. The non-cash charges consisted of: (i) $4.9 million in amortization of debt issuance costs and other intangible assets, (ii) $6.1 million in depreciation expenses, (iii) $6.9 million in stock-based compensation expense, (iv) $10.1 million in accretion expense of Series A preferred units and (v) $3.6 million in loss on asset write-off. Net changes in operating assets and liabilities consisted primarily of (i) an increase in accrued interest of $20.9 million, (ii) an increase in accounts payable of $3.5 million, (iii) an increase in other liabilities of $1.5 million, (iv) an increase in inventories of $1.6 million and (v) a decrease in prepaid expenses of $1.6 million, (vi) an increase in other assets of $6.9 million, and (vii) an decrease in accounts receivable of $0.6 million.

Cash used in investing activities included $13.5 million used for capital projects, partially offset by grant proceeds and other reimbursements of $3.0 million.

Cash provided by financing activities was $27.8 million, consisting of $21.7 million from sales of common stock and proceeds from exercises of stock options and $12.5 million proceeds from borrowings, partially offset by repayments of borrowings of $4.8 million, payment of debt renewal and waiver fees of $1.4 million and payment on finance leases of $0.2 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the nine months ended September 30, 2024.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Current Reports

Item 1.01 Entry into a Material Definitive Agreement.

On November 6, 2024, ABGL and Third Eye Capital entered a Seventh Waiver and Amendment to Series A Purchase Agreement (the "PUPA Seventh Amendment"). The PUPA Seventh Amendment is attached at Exhibit 10.1 and is described in the notes to the Financial Statements under 9. Aemetis Biogas LLC – Series A Preferred Financing and 15. Subsequent Events, and those descriptions are incorporated herein by reference.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Todd A. Waltz, Executive Vice President and Chief Financial Officer of Aemetis, Inc., has informed the Company of his desire to retire from the position of Executive Vice President and Chief Financial Officer, provided that Mr. Waltz has indicated that he will remain in his current position until the Company has identified a successor, he will assist with transition to a new Chief Financial Officer, and he will remain with the Company in an employee or consulting capacity following the transition to provide continuity of operations. Mr. Waltz has also indicated that he does not have any specific date by which he needs to retire, and the Company expects the transition to a new Chief Financial Officer will take from six to twelve months. Mr. Waltz has further indicated that his retirement is for personal reasons and is not a result of any Company activities.

Item 6. Exhibits.

10.1	Seventh Waiver and Amendment to Series A Preferred Unit Purchase Agreement, effective as of August 31, 2024, and entered by Aemetis Biogas LLC, Protair-X Technologies Inc., and Third Eye Capital Corporation.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aemetis, Inc.

Date: November 12, 2024	By:	/s/ Eric A. McAfee
Eric A. McAfee Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Todd A. Waltz
Todd A. Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)