Form 10-K
period 2024-12-31
AEMETIS, INC
filed 2025-03-14
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $125.8 million as of June 30, 2024, based on the closing price on the NASDAQ Global Market reported for such date.

The number of shares outstanding of the registrant’s Common Stock on February 28, 2025, was 53,319,340 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K, including statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products and prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower cost, non‑food advanced biofuels feedstock at the Keyes plant; our ability to expand into alternative markets for biodiesel and its byproducts, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to access governmental carbon reduction incentives; our ability to construct and fund dairy digesters; our ability to supply gas into the transportation markets; our ability to continue to develop, maintain, and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to refinance our senior debt on more commercial terms or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to sell additional notes under our EB‑5 note program; our ability to improve margins; and our ability to raise additional debt and equity funding at the parent, subsidiary or project levels. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1.  Business

General

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the operation, acquisition, development, and commercialization of innovative technologies to produce low and negative carbon intensity renewable fuels that replace fossil-based products. We do this by building a circular bioeconomy using local agricultural products and waste to produce low carbon, advanced renewable fuels that reduce greenhouse gas ("GHG") emissions and improve air quality.  Our current operations include:

►  California Ethanol - We own and operate a 65 million gallon per year capacity ethanol production facility in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots.  The Keyes Plant also sells alcohol to beverage producers, and sells CO₂ that is processed into commercial grade for use in food, beverage, and other industries. We are implementing several energy efficiency initiatives at the Keyes Plant focused on reducing operating costs and lowering the carbon intensity of our ethanol.

►  California Dairy Renewable Natural Gas - We produce Renewable Natural Gas (“RNG”) in central California.  Our facilities consist of eleven anaerobic digesters that produce biogas from dairy waste, a 36-mile biogas collection pipeline leading to a central upgrading hub, and an interconnection to inject the RNG into the utility natural gas pipeline for delivery for use as transportation fuel.  We are actively expanding our RNG production, with several additional dairy digesters under construction, agreements with a total of 50 dairies, and a completed environmental review for an additional 24 miles of biogas pipeline. We are also building our own RNG dispensing station, which is planned to begin operating in the second half of 2025.

►  India Biodiesel - We own and operate a plant in Kakinada, India (“Kakinada Plant”) with a capacity to produce about 80 million gallons per year of high-quality distilled biodiesel from a variety of vegetable oil and animal waste feedstocks. The Kakinada Plant is one of the largest biodiesel production facilities in India. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin that is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

In addition, we are actively growing our business by seeking to develop or acquire new facilities, including the following key projects:

►  Sustainable Aviation Fuel and Renewable Diesel – We are developing a sustainable aviation fuel (“SAF”) and renewable diesel (“RD”) production plant to be located at the Riverbank Industrial Complex in Riverbank, CA. The plant is currently designed to produce 90 million gallons per year of RD or 78 million gallons per year of SAF from renewable vegetable and animal oils obtained from the Company’s other biofuels plants and other sources. The plant is designed to use low-carbon hydroelectric electricity and renewable hydrogen that will be generated from byproducts of SAF/RD production. We received approval of the Use Permit and CEQA for the development of the plant in September 2023 and the Authority to Construct air permits in March 2024. We are continuing with the engineering and other required development activities for the facility.

► Carbon Capture and Underground Sequestration – We are developing Carbon Capture and Underground Sequestration (“CCUS”) facilities, also located at the Riverbank Industrial Complex, that is designed to inject carbon dioxide more than one mile underground for geologic storage to reduce greenhouse gas emissions to the atmosphere that contribute to global warming.  In May 2023, the Company received a permit from the State of California to drill a geologic characterization well that will provide information required for the design and permitting of a CCUS well. The Company plans to construct the characterization well in 2025 and at the same time is continuing engineering, permitting and other development activities for the permanent sequestration injection and monitoring wells.

The Company’s current and planned businesses produce renewable fuels and reduce carbon emissions, while generating revenues from Renewable Fuel Standard ("RFS") credits, California Low Carbon Fuel Standard (“LCFS”) credits, and federal investment and production tax credits.

Strategy

Key elements of our strategy include:

California Ethanol

Improve operating margins and cash flow by improving the energy efficiency of the Keyes Plant and continuing to seek alternative feedstocks that minimize cost and carbon emissions.  Over the past 12 years, we have made several improvements to the Keyes Plant that allow us to sell substantially all of our byproducts as commercial products into the local agricultural economy. For the last several years, our strategy has focused on further improvements to reduce the carbon emissions from the plant and to improve the plant's energy efficiency, both of which will lower the carbon intensity and increase the value of the ethanol we produce and sell. We are in the process of designing and fabricating a mechanical vapor recompression (“MVR”) system that is expected to reduce natural gas consumption at the Keyes Plant by more than 80%. We have installed and commissioned a 1.9 megawatt solar microgrid with battery backup to reduce the carbon intensity of the ethanol produced by the Keyes Plant and reduce electric power costs. In addition, we are continuing to seek out and evaluate potential feedstocks that will reduce cost and carbon intensity, with an emphasis on processes that use cellulosic feedstocks to augment or replace current feedstocks.

California Dairy Renewable Natural Gas

Leverage our position as an established dairy digester owner and operator to continue to build dairy digesters and connected pipeline to increase RNG production. In 2018, we benefited from our established relationship with more than 80 California Central Valley dairies to begin signing leases and raising funds to construct dairy digesters. We now have eleven operating dairy digesters that produce biomethane, additional digesters under construction, and various types of agreements with a total of 50 dairies for the supply of feedstock to current and future digesters. We expect to produce 550,000 MMBtu per year of RNG from our current digester projects, and we plan to build additional digesters and expand our upgrading hub over the next several years to be able to produce about 1.6 million MMBtu of RNG annually.

India Biodiesel

Capitalize on policy changes by the Government of India. We plan to continue to pursue sales of biodiesel to Oil Marketing Companies (“OMCs”) that are owned by the India government under the cost-plus contract structure, as well as pursuing sales to traditional bulk, fleet, industrial, retail, and transportation biodiesel markets in India. These sales are driven in part by the India government's 2022 update to its National Biofuels Policy that targets a blend of 5% biodiesel into fossil diesel.

Diversify our feedstocks.  We have designed and upgraded our Kakinada Plant to be able to produce biodiesel from multiple feedstocks and plan to continue efforts to procure and process these diversified feedstocks where and when economically feasible.  We have developed proprietary technology that allows us to use lower-cost waste products as feedstock.

Develop and commercially deploy technologies to produce high-margin products. We plan to continue investing in the conversion of lower quality, waste oils into higher value biofuels in addition to biodiesel, including renewable diesel and sustainable aviation fuels. Additionally, in 2024 we executed a project to increase the throughput capacity from 60 to 80 million gallons per year and to improve the efficiency of our production facility. We plan to explore new opportunities to invest in the areas that allow for more efficient and higher throughput for the production of biodiesel and refined glycerin.

Other Initiatives

Utilize technology for the development and production of additional advanced biofuels and renewable chemicals. We continue to evaluate new technologies and conduct research to produce low and negative carbon intensity advanced biofuels from renewable feedstocks. Our objective is to continue to commercialize our portfolio of technologies and expand the adoption of these advanced biofuels and biochemical technologies.

Utilize site control of our Keyes and Riverbank properties to construct production plants to produce low and negative carbon intensity products. Initiatives are underway to construct facilities that produce SAF and renewable diesel at our Riverbank location, and to generate LCFS and IRS 45Q credits by injecting CO₂ into a well at our Riverbank location.

Evaluate and pursue technology and facility acquisition opportunities.  We intend to evaluate and pursue opportunities to acquire technologies and facilities that are accretive as financial resources and business prospects make the acquisition of these technologies, facilities, and processes advisable. In addition, we may also seek to acquire companies, enter into licensing agreements, or form joint ventures with companies that offer prospects for the adoption of technologies that would be accretive to earnings.

2024 Highlights

California Ethanol

We produce six products at our California Ethanol plant: denatured fuel ethanol, wet distillers grains (WDG), distillers corn oil (DCO), condensed distillers solubles, undenatured alcohol for beverage producers, and CO₂. The products reflect our primary production and also the result of our strategy over the last decade to convert substantially all of the byproducts of the plant into marketable products.  During 2024, we completed installation of a solar microgrid as a key step in electrifying and further reducing the carbon emissions from the plant. The plant operated for all twelve months of 2024, compared to operating only seven months in 2023.  The following table shows our production and sales of ethanol and WDG in 2024 and 2023:

	Years ended December 31,		2024 vs 2023%
	2024	2023	Change
Ethanol
Gallons Sold (in millions)	60.6	32.1	88.8%
Average Sales Price/Gallon	$1.96	$2.44	-19.7%
WDG
Tons Sold (in thousands)	410.6	225.3	82.2%
Average Sales Price/Ton	$88.21	$97.43	-9.5%

California Dairy Renewable Natural Gas

We deliver Renewable Natural Gas ("RNG") to the market through our interconnection with the utility gas pipeline. We use contractual relationships with third-party RNG fueling stations to dispense gas for transportation use. In connection with dispensing for transportation use, we generated sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard ("LCFS"). In 2024, we increased RNG production by operating our previously built digesters for the entire year and by commissioning five new digesters. The increase in production also increased the number D3 RINs and LCFS credits generated and sold. Our dairies have been generating LCFS credits using the temporary negative 150 carbon intensity while provisional carbon intensity pathways are under review by the California Air Resources Board ("CARB"). Those provisional pathways are expected to have an average carbon intensity of about negative 380 once approved, which is expected in early 2025. We are continuing to actively increase our RNG production by constructing additional dairy digesters and pipelines and by engaging in pre-construction development efforts for the contracting, permitting and financing of additional digesters to continue the growth. The following table shows our production and sales of dairy RNG in 2024 and 2023:

	Years ended December 31,		2024 vs 2023%
	2024	2023	Change
Dairy Renewable Natural Gas
Gas sold (in thousand MMBtu)	301.9	194.2	55.5%
Average price per MMBtu	$3.01	$5.12	-41.3%
RINs sold (in thousands)	3,029.9	1,400.7	116.3%
Average price per RIN	$3.04	$3.19	-4.7%
LCFS credits sold (in thousands)	51.5	-	100.0%
Average price per LCFS credit	$56.74	-	100.0%
RNG available for dispensing at year end (in thousand MMBtu)	24.6	68.0	-63.8%

India Biodiesel

We produce two primary products at the Kakinada Plant: biodiesel and refined glycerin manufactured by further processing of the crude glycerin that is a byproduct of biodiesel production. During 2023 and 2024, we sold biodiesel to the government Oil Marketing Companies ("OMCs") Hindustan Petroleum, Bharat Petroleum, and Indian Oil Corporation. In the fourth quarter of 2023, we received an initial 12-month allocation from the OMCs and began executing this allocation. The following table shows our production and sales of biodiesel and refined glycerin in 2024 and 2023:

	Years ended December 31,		2024 vs 2023%
	2024	2023	Change
Biodiesel
Metric tons sold (in thousands) (1)	74.2	60.5	22.6%
Average Sales Price/Ton	$1,168	$1,232	-5.2%
Refined Glycerin
Metric tons sold (in thousands) (1)	6.5	4.2	54.8%
Average Sales Price/Ton	$645	$640	0.8%

(1)	1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

Competition

California Ethanol – According to the U.S. Energy Information Agency (the “EIA”), on January 1, 2025, there were approximately 198 commercial ethanol production facilities in the U.S. with combined production of approximately 15.5 billion gallons per year. The production of ethanol is a commodity-based business where producers compete on the basis of price and carbon intensity. We produce and sell ethanol into the California market. However, since there is insufficient production capacity in California to supply the state’s total fuel ethanol consumption (approximately 1.4 billion gallons annually), we compete with ethanol transported into California principally from Midwestern producers or imported from other countries, primarily Brazil. Similarly, our co-products, principally WDG and DCO, are sold into local California markets and compete with dried distillers grains (DDG) and DCO imported into California as well as with alternative feed products.

California Dairy Renewable Natural Gas – Dairy renewable natural gas sold for transportation use currently competes with other renewable gas, fossil natural gas, and with fossil-based products. The pricing for our sales of D3 RINs and LCFS credits fluctuates based on the supply and demand for those credits at any given time, and we compete with other credit producers (inside and outside of California) that are participating in those markets.

India Biodiesel – Biodiesel sold as fuel competes primarily with petroleum diesel produced by the three OMCs and two private oil companies, all of whom have significantly larger market shares for petroleum diesel than we do for biodiesel, and they control a significant share of the distribution network. These companies also purchase our product for blending with fossil diesel before further sales of blended product to their customers. We compete primarily on the basis of location, price, and quality. In addition, our plant has demonstrated that it is a reliable and high-quality supplier the in India fuel market. With respect to crude and refined glycerin, we compete with other glycerin producers and refiners selling products into the personal care, paints and adhesive markets primarily on the basis of price and product quality.

Customers

California Ethanol – We sell substantially all of the ethanol, WDG, DCO, and CDS we produce to J.D. Heiskell under the J.D. Heiskell Purchasing Agreement, and J.D. Heiskell resells the products to marketers designated by us. We have designated a single fuel marketing company, Murex LLC ("Murex"), to purchase our ethanol, which resells to fuel blenders. We have designated A.L. Gilbert, Co., an animal feed company located adjacent to the Keyes ethanol plant to sell and distribute our WDG. We sell the CO₂ gas from our fermenters to an industrial gas company that operates a commercial grade CO₂ production plant connected to our Keyes Plant by a dedicated pipeline.

California Dairy Renewable Natural Gas – We deliver Renewable Natural Gas into the utility gas pipeline via interconnection and sell it to transportation customers through a contractual relationship with fuel dispensing companies. We sell the environmental attributes through industry brokers.

India Biodiesel – We sell biodiesel to the three Government OMCs.

Pricing

California Ethanol – The market prices of ethanol, alcohol, WDG, and DCO vary throughout the year. Ethanol pricing is influenced by local and national inventory and production levels, imported ethanol, corn prices, carbon intensity, regulatory factors, gasoline demand, and government regulations related to renewable fuel volumes and allowed fuel mixes. Our ethanol price is based on quarterly sales contracts entered by Murex with local fuel blenders that typically base delivery prices on indexes of daily spot prices for ethanol. The price for WDG is influenced by the price of corn, the supply and price of dried distillers grains, and demand from the local dairy and feed markets, and is determined monthly pursuant to a marketing agreement with A.L. Gilbert generally in reference to the local price of dried distillers grains and other comparable feed products.

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

India Biodiesel – During 2023 and 2024, the price for sales to OMCs was based on a cost-plus formula that uses a trailing average of several production input factors to determine the price paid for biodiesel.

Raw Materials and Suppliers

California Ethanol – We procure corn as feedstock for the Keyes Ethanol Plant from J.D. Heiskell. The purchase price is based on spot market prices at the time we process the corn, plus transportation costs and fees.

California Dairy Renewable Natural Gas – We produce Renewable Natural Gas from biogas generated by anerobic digesters located on properties that we lease from dairy operators. We construct and own the dairy digesters and the biogas pipeline that connects the digesters to our upgrading hub located at our California Ethanol plant. Our agreements with each dairy include a land lease and an agreement by the dairy to supply their manure into our digesters, with payments from us to the dairy based primarily on herd size and the value of environmental attributes that we generate. Generally, these leases and manure supply agreements have a 25-year term with two five-year renewal options.

India Biodiesel – Our plant is currently capable of using a broad variety of feedstocks to produce biodiesel, which provides us with flexibility to purchase lower cost feedstocks when available in the market.  In 2024 we upgraded the plant to enable biodiesel production using multiple lower-cost waste products and feedstock. We also use refined animal tallow for production of biodiesel. In addition to feedstock, the Kakinada Plant requires methanol and chemical catalysts for use in the biodiesel production process. These chemicals are also readily available and sourced from a number of suppliers surrounding the Kakinada Plant. We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

Commodity Risk Management Strategies

California Ethanol – The costs of corn and natural gas and the price of ethanol are volatile and the prices of these commodities relative to each other determines the margins at our Keyes Plant. We are, therefore, exposed to commodity price risk. We monitor prices daily to assess the overall impact of the pricing on profitability. We periodically explore and utilize methods of mitigating the volatility of our commodity prices through forward contract purchasing. We sold our WDG during 2023 and 2024 on a month-to-month basis, however, we monitor and periodically sell on a quarterly basis when we believe longer term contracts allow us to better manage commodity and pricing risk. In 2023 and 2024, we engaged in periodic forward purchases of natural gas to obtain longer term benefits of favorable prices.

California Dairy Renewable Natural Gas – The prices for RNG, D3 RINs, and LCFS credits are volatile. We therefore are exposed to market price risk for our sales of RNG and associated environmental attributes. We mitigate risk by scaling our payments to dairy operators based in part on the market price for credits in order to correlate our costs to market prices.

India Biodiesel –The cost of crude or refined palm stearin and the price of biodiesel are volatile and are generally uncorrelated. We therefore are exposed to ongoing and substantial commodity price risk at our Kakinada plant.  Our risk management strategies are to (i) configure the Kakinada plant to be able to produce biodiesel from a wide variety of feedstocks and (ii) to produce biodiesel only when we believe we can generate positive gross margins and to idle the Kakinada Plant during periods of low or negative gross margins.  Additionally, we currently sell our biodiesel to OMCs using a cost-plus based pricing structure that correlates our product pricing with market-based feedstock and operating costs.

Research and Development

Our research and development efforts focus on evaluating and commercializing technologies for the production of biodiesel, SAF, renewable diesel, cellulosic ethanol, and other renewable biofuels. The objective of this development activity is to identify and develop efficient conversion technologies that will use waste feedstocks to produce renewable biofuels and biochemicals that have low carbon intensity on a large-scale, commercial basis.

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

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes.  If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any such material contamination or third-party claims.  Based on our current assessment of the environmental and regulatory risks, we have not accrued any amounts for environmental matters as of December 31, 2024 and 2023.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

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

Employees

As of December 31, 2024, we had a total of 223 full-time equivalent employees, including 16 at our corporate offices, 47 at the Keyes Plant, 20 in our biogas operations, 3 at the Riverbank Industrial Complex, and 137 in India.  We believe that our employees are highly skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is positive.

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

Risks Related to our Overall Business

We are currently not profitable and historically we have incurred significant losses.  If we incur continued losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

Historically, we have relied upon cash from debt and equity financing activities to fund substantially all of the cash requirements of our activities.  As of December 31, 2024, we had an accumulated deficit of approximately $562.9 million. For our fiscal years ended December 31, 2024 and 2023, we reported a net loss of $87.5 million, and $46.4 million respectively. We may incur losses for an indeterminate period of time and may not achieve consistent profitability.  We expect to rely on cash on hand; cash, if any, generated from our operations; borrowing availability, if any, under our lines of credit; and proceeds from future financing activities, if any, to fund the cash requirements of our business.  In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default on our existing debt agreements if we are unable to meet our payment schedules. An extended period of losses or negative cash flow may prevent us from successfully operating and expanding our business.

Our indebtedness, preference payments, and interest expense could limit cash flow and adversely affect operations and our ability to make full payment on outstanding debt.

For the year ended December 31, 2024, we recognized $40.2 million in interest rate expense and $12.7 million in accretion of Series A preferred units (excludes debt related fees and amortization expense). The terms of our indebtedness and the Series A preferred units impose certain restrictions on us that limit our cash flow and affect our ability to further invest in our business, including as follows:

●

Any cash flows after funding our operations, any equity raises, and any EB-5 funding must be used to pay principal and interest on debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, research and development and other general corporate purposes;

●	Any Biogas cash flows may be used to pay mandatory redemptions under the Preferred Unit Purchase Agreement and this use of funds could reduce the funds available to use by us for operations.
●	Insufficient cash flows from operations may force us to sell assets or seek additional capital, which we may not be able to accomplish on favorable terms, if at all; and
●	The level of indebtedness may make us more vulnerable to economic or industry downturns.

Our business is dependent on external financing and cash from operations to service debt and fund future growth.

The adoption of new technologies at our ethanol and biodiesel plants, the development of bio-methane digesters at local dairies near our Keyes Plant, the construction of a SAF/RD production plant, the construction of our CCUS projects, and our working capital requirements are financed in part through debt or debt-like facilities.  We may need to seek significant additional financing to continue or grow our operations and to develop our business. However, generally unfavorable credit market conditions may make it difficult to obtain necessary capital or additional debt financing on commercially viable terms or at all.  If we are unable to pay our debt, we may be forced to delay or cancel capital expenditures, sell assets, restructure our indebtedness, seek additional financing, or file for bankruptcy protection.  Debt levels or debt service requirements may limit our ability to borrow additional capital, make us vulnerable to increases in prevailing interest rates, subject our assets to liens, limit our ability to adjust to changing market conditions, or place us at a competitive disadvantage to our competitors.  Should we be unable to generate enough cash from our operations or secure additional financing to fund our operations and debt service requirements, we may be required to postpone or cancel growth projects, reduce our operations, or may be unable to meet our debt repayment schedules.  Any one of these events would likely have a material adverse effect on our operations and financial position.

There can be no assurance that our existing cash flow from operations will be sufficient to sustain operations and to the extent that we are dependent on credit facilities to fund operations or service debt, there can be no assurances that we will be successful at securing funding from our senior lender or significant shareholders. Should we require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to us.  Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with key vendors in India.  If we are unable to maintain these strategic relationships, our business may be negatively affected.  In addition, the ability of our key vendors to continue to provide us with working capital depends in part on the financial strength of them and their banking relationships.  If our key vendors are unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  Our ability to enter into commercial arrangements with feedstock suppliers in California depends on maintaining our operations agreement with J.D. Heiskell, who is currently providing us with working capital for our Keyes Plant.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of J.D. Heiskell to continue to provide us with working capital depends in part on the financial strength of J.D. Heiskell and its banking relationships.  If J.D. Heiskell is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

We may be unable to repay or refinance our Third Eye Capital Notes upon maturity.

Under our note facilities with Third Eye Capital, we owe approximately $218.1 million, excluding debt discounts, as of December 31, 2024.  Our indebtedness and interest payments under these note facilities are currently substantial and may adversely affect our cash flow, cash position and stock price.  The current maturity date on some of these notes was recently extended to April 2026. We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes in the future. We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the maturities of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our working capital agreements with J.D. Heiskell and other key vendors.

Our ability to operate our Keyes Plant depends on maintaining our working capital agreement with J.D. Heiskell, and our ability to operate the Kakinada Plant depends on maintaining our working capital agreements with key vendors. The Heiskell Agreement provides for an initial term of one year with automatic one-year renewals; provided, however, that J.D. Heiskell may terminate the agreement by notice 30 days prior to the end of the initial term or any renewal term.  In addition, the agreement may be terminated at any time upon an event of default, such as payment default, bankruptcy, acts of fraud or material breach under one of our related agreements with J.D. Heiskell.  The agreements with key vendors in India may be terminated at any time by either party upon written notice.  If we are unable to maintain these strategic relationships, we will be required to locate alternative sources of working capital and corn supply, which we may be unable to do in a timely manner or at all.  If we are unable to maintain our current working capital arrangements or locate alternative sources of working capital, our ability to operate our plants will be negatively affected.

Our results from operations are primarily dependent on the spread between the feedstock and energy we purchase and the fuel, animal feed and other products we sell.

The results of our ethanol production business in the U.S. are significantly affected by the spread between the cost of corn and natural gas that we purchase and the price of the ethanol, WDG and DCO that we sell. Similarly, in India our biodiesel business is primarily dependent on the price difference between the costs of the feedstock we purchase (principally stearin, tallow, and crude glycerin) and the products we sell (principally distilled biodiesel and refined glycerin).  The markets for ethanol, biodiesel, WDG, DCO and refined glycerin are highly volatile and subject to significant fluctuations.  Any decrease in the spread between prices of the commodities we buy and sell, whether as a result of an increase in feedstock prices or a reduction in ethanol or biodiesel prices, would adversely affect our financial performance and cash flow and may cause us to suspend production at either of our plants.

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

In addition, we intend to modify or adapt third party technologies at the Keyes Plant and at the Kakinada Plant to accommodate alternative feedstocks and improve operations.  After we design and engineer a specific integrated upgrade to either or both plants to allow us to produce products other than their existing products, we may not receive permission from the regulatory agencies to install the process at one or both plants.  Additionally, even if we are able to install and begin operations of an integrated advanced fuels and/or bio-chemical plant, we cannot assure you that the technology will work and produce cost effective products because we have never designed, engineered nor built this technology into an existing bio-refinery.  Similarly, our plans to develop the SAF/RD production plant, CCS, the integrated microgrid, the MVR system, or any other system at the Keyes Plant may not be successful as a result of financing or issues in design, construction, or operations. Any inability to execute our business plan may have a material adverse effect on our operations, financial position, ability to pay dividends, and ability to continue as a going concern.

We may not be able to recover the costs of our substantial investments in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than we anticipate.

Our strategy calls for continued investment in capital improvements and additions. For example, we are currently developing a biofuels production plants designed to produce biofuels, including renewable aviation fuel and renewable diesel fuel, utilizing renewable hydrogen and non-edible renewable oils.  We are also developing carbon sequestration wells to generate California low carbon fuel standard credits by injecting CO₂ into sequestration wells that are monitored for emissions to ensure the long-term sequestration of CO2 underground. The construction of these capital improvements and additions involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond our control and may require the expenditure of significant amounts of capital, which may exceed our estimates and we may require significant debt or equity financing. These projects may not be completed at the planned cost, on schedule or at all due to unavailability of needed financing. The construction of new ethanol and other biofuel facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, our revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand an existing facility or construct a new facility, the construction may occur over an extended period of time, and we may not receive any material increases in revenues or cash flows until the project is completed. As a result, the new facilities may not be able to achieve our expected investment return, which could adversely affect our results of operations.

We are in the process of developing biogas digesters, CCUS, SAF/RD, expanded biodiesel production and other projects, and the success of such projects depends on many factors; as such, cash flows and revenue projections may not be achieved.

We are actively developing projects designed to reduce emissions of greenhouse gases. These include (i) a biofuels production plant in Riverbank, California designed to produce SAF/RD using renewable fats and oils obtained from existing Aemetis biofuels plants and other sources, (ii) Carbon Capture and Underground Sequestration (“CCUS”) projects designed to compress and inject CO₂ into deep wells for long-term sequestration of carbon underground, (iii) additional dairy and other digesters at new locations, along with associated infrastructure for transporting and producing biogas and Renewable Natural Gas, (iv) expansion of biodiesel production in India. We also plan to develop additional projects beyond those listed here.

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

U.S. and India federal, state, and local governments provide regulations and incentives for operations and projects that are designed to promote renewable fuels and reduce carbon emissions. Each of our currently operating businesses and development projects are expected to generate revenue, cash, and credits from these government programs. In particular, we have used and plan to continue to use the provisions of the Internal Revenue Code (“IRC”) and the Inflation Reduction Act (“IRA”) amendments to the IRC in 2022 that provide Investment Tax Credits, Production Tax Credits, and other credits, and that allow us to either use the credits or to monetize the credits by selling them to third parties. These include certain transferrable IRA tax credits generated from our qualified biogas facilities. We also currently generate and plan to continue to generate credits under the federal Renewable Fuel Standard (“RFS”) and the California Low Carbon Fuel Standard (“LCFS”). Our India plant produces biofuel to help India meet the goals of its National Policy on Biofuels. The IRA, RFS, LCFS and other regulations, as well as our ability to qualify for and monetize the tax credits, carbon credits, grants and other financial incentives available thereunder, are subject to modifications, additional regulatory requirements or limits, varying interpretations, reduction, expiration, and other changes. Moreover, the new presidential administration may take action to revise, repeal or otherwise modify existing funding and tax credit arrangements currently in place. For example, on January 20, 2025, President Trump issued an Executive Order (the “January Executive Order”) pausing certain funding disbursements under the IRA; the impact of this Executive Order on the use of and our ability to monetize certain federal credits and grants is uncertain at this time. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper decision”), the U.S. Supreme Court overturned a longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our operations. Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. The regulatory and/or financial changes can occur with or without advance notice, may affect our past business activities or future plans, and may occur for a variety of reasons resulting from legislation, new or changing regulations, regulatory interpretation, court cases, and other sources. These regulatory programs, credits, and incentives have been and will continue to be material to our business and to our projects under development. Changes to regulations and reductions in or expirations of governmental credits and incentives could adversely impact our revenue, increase cost of materials, and reduce the size of our addressable market, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our EB-5 Phase I program allows for the issuance of up to 72 subordinated convertible promissory notes, each in the amount of $0.5 million due and payable four years from the date of the note for a total aggregate principal amount of up to $36.0 million. As of December 31, 2024, $35.5 million have been raised through the EB-5 program and have been released from escrow. The USCIS could deny approval of the loans, and then we would not receive some or all of the subscribed funds.  If the USCIS takes longer to approve the release of funds in escrow, or does not approve the loans at all, it would have a material adverse effect on our cash flows available for operations, and thus could have a material adverse effect on our results of operations. As of December 31, 2024, $34.6 million of principal and unpaid interest was outstanding on the EB-5 Notes under the EB-5 Phase I funding.

On October 16, 2016, we launched our EB-5 Phase II program, allowing for the issuance of up to 100 subordinated convertible promissory notes, on substantially similar terms and conditions as those issued under our EB-5 Phase I program, for a total aggregate principal amount of up to $50.8 million. On November 21, 2019, the minimum investment was raised from $500,000 per investor to $900,000 per investor.  As of December 31, 2024, $4.0 million has been raised through the EB-5 Phase II program and have been released from escrow and $4.4 million of principal and unpaid interest was outstanding on the EB-5 Notes under the EB-5 Phase II funding.  There can be no assurance that we will be able to successfully raise additional funds under our EB-5 Phase II program or that such funds, if raised, will be approved by USCIS. If we are unable to raise, receive approval for, or receive any funds under our EB-5 Phase II program, our business may be negatively affected.

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

In the U.S., the Environmental Protection Agency (“EPA”) promulgated federal GHG regulations under the Clean Air Act affecting certain sources. The EPA issued mandatory GHG reporting requirements, requirements to obtain GHG permits for certain industrial plants and GHG performance standards for some facilities. President Trump’s Day One 2025 executive orders reversed EPA’s priorities of environmental justice, regulatory enforcement, and addressing global climate change. Moreover, the U.S. Supreme Court has ruled in several cases that limit the EPA’s power to regulate the carbon emissions from existing power plants (West Virginia v. EPA) and discharges into wetlands (Sackett v. EPA). Therefore, it is uncertain whether EPA will continue to prioritize climate change. The recent changes to the EPA may result in additional regulations and legislation at the U.S. federal or state level, which could result in increased operating costs for compliance, or required acquisition or trading of emission allowances. Additionally, demand for the products we produce may be reduced for various reasons, including, but not limited to, lack of federal support. If new laws or regulations are passed relating to the production, disposal or emissions of carbon dioxide, we may be required to incur significant costs to comply with such new laws or regulations. Compliance with future legislation may require us to take action unknown to us at this time that could be costly, and require the use of working capital, which may or may not be available, preventing us from operating as planned, which may have a material adverse effect on our operations and cash flow.

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

In February 2025, President Trump signed an executive order pausing all future investigations and enforcement actions under the FCPA for at least 180 days until the attorney general issues revised FCPA enforcement guidance. Due to the changing nature of the regulatory environment and uncertainty about the priorities and direction of the new presidential administration, we cannot be certain if or how the Department of Justice’s enforcement of the FCPA will change or impact our business.

A substantial portion of our assets and operations are located in India, and we are subject to regulatory, economic and political uncertainties in India.

Certain of our principal operating subsidiaries are incorporated in India, and substantial portions of our assets are located in India. We intend to continue to develop and expand our facilities in India.  The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has traditionally maintained an artificially low price for certain commodities, including diesel fuel, through subsidies, but has recently begun to reduce such subsidies, which benefits us.  We cannot assure you that liberalization policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.  In particular, the Indian government’s 2019 National Ethanol Blended Petrol Program Policy states a plan to increase ethanol Biodiesel blending to 20% by 2030. We cannot assure you that this policy will continue, nor can we assure you that we will continue to be able to procure biodiesel supply contracts with the Indian state-owned oil marketing companies through the public tender process. Our financial performance may be adversely affected by any such changes or other changes to the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future.

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

Our Indian operations could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. For instance, cash and cash equivalents were $0.9 million at December 31, 2024, of which $0.8 million was held in our North American entities and $0.1 thousand was held in our India subsidiary; at times this balance is much higher. Cash held in our Indian subsidiary may not otherwise be available for servicing debt obligations, potential investment or use for operations in the United States. Moreover, even if we were to repatriate this cash back to the United States for use in U.S. investments, this cash could be subject to additional withholding taxes. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation. In addition, Indian regulations may impose restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for repayment of debt, operations or capital or other strategic investments. Our inability to access our cash where and when needed could impede our ability to service our debt obligations, make investments and support our operations.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOLs”) arising in taxable years ending on or prior to December 31, 2017, that may be carried forward for a period of 20 taxable years, and NOLs arising in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such post-2017 NOLs in taxable years beginning after December 31, 2020 is limited to 80% of the taxable income in the taxable year to which such NOLs are carried forward. Furthermore, state NOLs may also be subject to separate limitations at the state level. As of December 31, 2024, federal NOLs of $323.0 million and the state NOLs of $408.0 million expire on various dates between 2027 and 2042.  Due to the 2017 U.S. Tax Reform, U.S. federal NOLs after 2017 in the amount of $135.0 million have no expiration date, but such NOLs are subject to the 80% taxable limitation described above.

Under Section 163(j) of the Code, a taxpayer’s deduction for business interest expense is generally limited to the sum of (i) the taxpayer’s business interest income, (ii) 30% of the taxpayer’s “adjusted taxable income” and (iii) the taxpayer’s floor plan financing interest. The amount of any excess business interest expense that is disallowed for a particular taxable year under Section 163(j) of the Code may be carried forward indefinitely. Due to the ongoing interest expense every year, our ability to utilize any excess business interest expense carryforwards may be limited.

Our ability to deduct these NOL carryforwards, excess business interest expense carryforwards, and other tax attributes against future taxable income could be limited if we experience an “ownership change,” as defined in Section 382 of the Code.  In general, an ownership change may result from one or more transactions increasing the aggregate ownership of certain persons (or groups of persons) in our stock by more than 50 percentage points over a testing period (generally three years).  Past or future direct or indirect changes in the ownership of our stock, including sales or acquisitions of our stock by certain stockholders and purchases and issuances of our stock by us, some of which are not in our control and/or may occur or have already occurred in the public markets, could result in an ownership change.  Any resulting limitation on the use of our NOL carryforwards, excess business interest expense carryforwards, and certain other tax attributes could result in the payment of taxes above the amounts currently estimated.

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

In India, we developed a proprietary enzymatic process to convert free fatty acid feedstock into biodiesel for sale into the fuel market.  This process is not patented and is intended to not be disclosed to third parties, but the non-disclosure of this technology is not assured and the technology may be taken by other producers by hiring our former employees and other methods.

Since 2007, we have been developing patent-pending enzyme technology to enable the production of ethanol from a combination of starch and cellulose, or from cellulose alone. In July 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks.  In 2018, in cooperation with a federally funded agency, we secured a grant from the California Energy Commission to optimize and demonstrate the effectiveness of ionic liquids technologies for breaking down biomass to produce ethanol. To date, we have not completed a large-scale commercial prototype of our technologies and are uncertain at this time when completion of a commercial scale prototype or commercial scale production will occur.  Commercialization risks include economic financial feasibility at commercial scale, availability of funding to complete large-scale commercial plant, ability of ionic liquids to function at commercial scale and market acceptance of product.

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

Our management has identified a material weakness in our internal control over financial reporting related to our complex business transactions processes. See “Item 9A. Controls and Procedures”. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, management has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of December 31, 2024.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	fluctuations in the market prices of ethanol and its co-products including WDG and corn oil;
●	the cost of key inputs to the production of ethanol, including corn and natural gas;
●	the volume and timing of the receipt of orders for ethanol from major customers;
●	competitive pricing pressures;
●	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
●	the announcement, introduction and market acceptance of one or more alternatives to ethanol;
●	losses resulting from adjustments to the fair values of our outstanding warrants to purchase our common stock;
●	changes in market valuations of companies similar to us;
●	stock market price and volume fluctuations generally;
●	regulatory developments or increased enforcement;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel;
●	our inability to obtain financing;
●	our financing activities and future sales of our common stock or other securities; and
●	availability and pricing of the governmental programs, such as D3 RINs and LCFS credits.

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

We do not currently plan to pay dividends in the next few years.

We have not paid any cash dividends on any of our securities since inception and do not anticipate paying cash dividends on or commons stock in the foreseeable future.

Our principal shareholders hold a substantial amount of our common stock.

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, along with our other officers and directors beneficially own, in the aggregate, a portion of our outstanding stock as further described in our proxy that is incorporated by reference into this 10-K. As a result, these shareholders, acting together, may be able to influence matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions.  See “Security Ownership of Certain Beneficial Owners and Management.”  The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing or deterring a change in control, deprive you of an opportunity to receive a premium for your securities as part of a sale of the company and may affect the market price of our securities.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, manufacturing and scientific personnel, in particular our Chairman and Chief Executive Officer, Eric McAfee. In addition, as disclosed in our Quarterly Report on Form 10-Q for the period ending September 30, 2024, our Chief Financial Officer, Todd Waltz, has informed the Company of his desire to retire with an effective date expected in 2025. We maintain key person insurance on our Mr. McAfee as our Chief Executive Officer for purposes of loan compliance, but do not maintain any key person insurance on our other executives. Competition for qualified personnel in the renewable fuel and bio-chemicals manufacturing fields is intense. Our future success will depend on, among other factors, our ability to retain our current key personnel, and attract and retain qualified future key personnel, particularly executive management.  Failure to attract or retain key personnel could have a material adverse effect on our business and results of operations.

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

Inflation may adversely affect us by increasing the costs of operating our business.

Inflation can adversely affect us by increasing costs of feedstock, equipment, materials, and labor. In addition, inflation is often accompanied by higher interest rates. In an inflationary environment, such as the current economic environment, depending on other economic conditions, we may be unable to raise prices of our fuels or products to keep up with the rate of inflation, which would reduce our profit margins. Given the inflation rates in fiscal year 2024, we have experienced, and continue to experience, increases in prices of feedstock, equipment, materials, and labor. Continued inflationary pressures could impact our profitability.

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

Inflation, including as a result of commodity price inflation or supply chain constraints due to wars, may adversely impact our results of operations.

We have experienced inflationary impacts on key production inputs, feedstock, wages and other costs of labor, equipment, services, and other business expenses. Commodity prices in particular have risen significantly over the past year, though some commodity prices have decreased. Inflation and its negative impacts could escalate in future periods. In addition, inflation is often accompanied by higher interest rates.

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

The impact of potential tariffs proposed by the new presidential administration is uncertain.

Changes in U.S. foreign trade policy, including as a result of the new presidential administration, could lead to the imposition of additional economic or trade sanctions, tariffs or other trade barriers against countries, individuals or entities with whom we transact. Increased and/or new tariffs on equipment supply and raw materials, and shortages of skilled labor could significantly delay a project or otherwise increase our costs. For example, the new administration has imposed and announced plans to impose broad-based tariffs on imports from many countries, including China, Mexico, and Canada, as well as countries of the European Union and Japan. Such tariffs could cause the cost of procuring material and equipment used in the construction and development of our construction projects to significantly increase. Such changes in U.S. trade policy or in laws and policies governing foreign trade could materially and adversely affect our business, financial condition, operating results and liquidity.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe our controls are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

Real Property in Keyes, CA. We own 5.32 acres of real property located next to our Keyes Plant. We lease the property to an industrial gas company that receives CO₂ from the Keyes Plant and produces commercial grade CO₂ for sale into local markets.

California Dairy Renewable Natural Gas

Dairy Biogas Digesters, Central Valley, CA.  Since 2019, we have entered into arrangements with 50 dairies in the Central Valley of California that include current leases or terms for future leases for land to build anaerobic digesters and/or manure supply agreements. The lease and manure supply agreements each have a term of 25 years with two optional 5-year extensions.

Faith Home Road, Ceres, CA. We own 8.5 acres of real property on Faith Home Road near the Keyes Plant. Currently, Aemetis Biogas uses the location for its office headquarters and warehouse. This corner property is also a strategic location for future operations supporting the Company’s projects, including CCUS.

Jessup Road, Ceres, CA. We own approximately 1.9 acres of real property near the Keyes Plant that is a strategic location for future RNG operations.

India Biodiesel

Biodiesel Plant in Kakinada, India.  The Kakinada Plant is situated on approximately 32,000 square meters of land in Kakinada, India.  The property is located 7.5 kilometers from the local seaport with connectivity through a third-party pipeline to the port jetty.

Kakinada Property. We own 3,683 square meters of land in Remannapalem Village, Kakinada.

India Administrative Office.  On April 2, 2023, we entered into a three-year lease of approximately 1,000 square feet of office space to accommodate our principal administrative, sales and marketing facilities in Hyderabad, India.

Other Properties

Corporate Office, Cupertino, CA. Our corporate headquarters are located in leased office space at 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA. This includes 9,238 square feet of rented space with a lease termination date in May 2028.

Riverbank Industrial Complex, Riverbank, CA. On December 14, 2021, we entered into real estate purchase agreements and a lease disposition and development agreement for the Riverbank Industrial Complex in Riverbank, CA. We plan to use the purchased and leased property for the construction of a sustainable aviation fuel and renewable diesel production plant. Pursuant to the lease disposition and development agreement, we serve as the master developer for the property to develop, construct, finance, operate and maintain the leased property.  The lease commenced on April 1, 2022, and the term is for fifteen years, with an option to purchase the property on or before the end of the lease, subject to certain restrictions on the timing of the purchase. We are also developing a portion of the Riverbank Industrial Complex to be used for a CCUS facility.

Goodland Energy Center, Goodland, KS.  We own a large portion of the Goodland Energy Center in Goodland, Kansas, comprising approximately 93 acres of land, approximately 34,992 square feet of buildings and equipment as part of a partially completed 40 million gallon per year dry-mill ethanol plant.  The ethanol plant is not currently operational.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the symbol "AMTX" on the NASDAQ Stock Market.

Number of Stockholders

As of March 1, 2025, our common stock was held by 160 holders of record and by approximately 26 thousand stockholders who hold shares in street name.

Securities authorized for issuance under equity compensation plans

See Note 10 to the Consolidated Financial Statements contained in Item 8 of this Annual Report.

Sales of Unregistered Equity Securities

None that were not previously reported in our Quarterly Reports on Form 10-Q.

Stock Repurchases

None.

Item 6.  [Reserved]

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Key Performance Indicators. Discussion of our key performance indicators to provide context for company operations.
●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2024 and 2023.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Overview

Founded in 2006 and headquartered in Cupertino, California, we are an international renewable natural gas, and renewable fuels company focused on the operation, acquisition, development and commercialization of innovative low and negative carbon intensity products and technologies that replace traditional fossil fuel products. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be separately reportable that are collectively represented by the “All Other” category. Our mission is to generate sustainable and innovative renewable fuel solutions that benefit communities and restore our environment. We do this by building a local circular bioeconomy using agricultural products and waste to produce low carbon, advanced renewable fuels that reduce greenhouse gas (“GHG”) emissions and improve air quality by replacing traditional fossil fuel products. For revenue and other information regarding our operating segments, see Note 13 - Segment Information, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces alcohol for beverage producers, Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”).  WDG, DCO, and CSS are sold as animal feed to more than 80 local dairies and feedlots.  We also capture the Carbon Dioxide (“CO2”) emissions from our fermenters and sell it to an industrial gas company to produce liquid CO₂ that it sells to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives focused on lowering the carbon intensity of our fuels, primarily by decreasing the use of fossil natural gas. These energy efficiency projects include high efficiency heat exchangers; a two-megawatt solar microgrid with battery storage; an Allen Bradley Decision Control System (DCS) to manage and optimize energy use and other plant operations; and a Mechanical Vapor Recompression (MVR) system to produce steam using low carbon electricity instead of natural gas.  These changes will lower the carbon intensity (CI) of the ethanol we produce and allow us to sell it for a correspondingly higher price.

Our California Dairy Renewable Natural Gas segment Aemetis Biogas LLC or “ABGL,” operates anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed) to produce biogas from dairy waste, transports the biogas by pipeline to the Keyes Plant site, and converts the biogas to Renewable Natural Gas (“RNG”) that is delivered to customers through the regional natural gas pipeline.  We currently have eleven operating digesters that receive dairy waste from twelve dairies, and we are actively growing with additional digesters under construction. We have constructed 36 miles of biogas collection pipeline and have received environmental approval to construct an additional 24 miles of pipeline.  We currently have agreements with a total of 50 dairies and are seeking to sign additional agreements with dairies.

Our India Biodiesel segment includes a biodiesel production plant in Kakinada, India (“Kakinada Plant”) with a nameplate production capacity of about 80 million gallons per year.  The plant produces high quality distilled biodiesel and refined glycerin for customers in India. We believe the Kakinada Plant is one of the highest capacity biodiesel production facilities in India. Kakinada Plant is capable of processing a variety of vegetable and animal oil waste feedstocks into biodiesel that meets applicable product standards. Our Kakinada Plant can also distill the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

Our "All Other" segment consists of our projects that are under development, including our planned Carbon Capture and Underground Sequestration (CCUS) operations and the planned sustainable aviation fuel and renewable diesel plant in Riverbank, California.  It also includes our research and development facility in Minneapolis, Minnesota, operation of the Riverbank Industrial Complex, and our corporate offices in Cupertino, California.

Our planned sustainable aviation fuel (SAF) and renewable diesel (RD) production plant is currently designed to produce 90 million gallons per year of RD or 78 million gallons per year of SAF from feedstocks consisting of renewable waste vegetable and animal oils. Our first facility is planned to be located at the Riverbank Industrial Complex in Riverbank, California. We signed a lease with an option to purchase for the Riverbank Industrial Complex in 2021 and took possession of the site in 2022.  In 2023, we received a Use Permit and the California Environmental Quality Act ("CEQA") approval for the SAF/RD plant and in 2024 we received Authority to Construct air permits for the plant.  We are continuing with development activities, including engineering, and financing. The site has access to low carbon hydroelectric power, and our plant is designed to use renewable hydrogen that will be produced from byproducts of the SAF/RD production process.

Our planned CCUS projects will compress and inject CO₂ into deep wells that are monitored to ensure the long-term sequestration of carbon underground. California’s Central Valley has been identified as one of the world’s most favorable regions for large-scale CO₂ injection projects due to the subsurface geologic formations that absorb and contain CO₂ gas. The two initial Aemetis CCUS injection projects are being designed to capture and sequester more than two million metric tons per year of CO₂ at the Aemetis biofuels plant sites in Keyes and Riverbank, California. In 2023, we obtained a permit to construct a geologic characterization well at the Riverbank site to obtain information to support an EPA Class VI CO₂ injection well permit application.  Once operational, these projects will generate revenue by selling California LCFS credits and federal Internal Revenue Code Section 45Q tax credits.

Our Minneapolis, Minnesota research and development laboratory evaluates and develops technologies that would use low carbon intensity and waste feedstocks to produce low or below zero carbon intensity biofuels and biochemicals. We are focused on processes that extract sugar from cellulosic feedstocks and produce low carbon ethanol, renewable hydrogen, sustainable aviation fuel, and renewable diesel.

Key Performance Indicators (KPI):

Aemetis measures performance based on the utilization of our plants, production of products, and associated pricing and margins. For California ethanol, the key products are ethanol and WDG, measured in gallons sold and tons sold, respectively.  For India Biodiesel, the products are biodiesel and refined glycerin, both measured in metric tons sold.  Since our Keyes Plant currently uses corn as the sole feedstock, the delivered quantity and cost of corn is also a key performance indicator as it indicates high-level operating margin of the plant. Utilization is measured as the production of transportation fuel produced as a percentage of the nameplate capacity based on the engineering specification of the plant. For California RNG, the products are Renewable Natural Gas (RNG), D3 RINs, and LCFS credits.  The RNG quantity measured by the heat content expressed in MMBtu, and quantity of D3 RINs and LCFS credits generated are based on the quantity of credits generated by the RNG that is dispensed for transportation use. Management uses these metrics to assess cash generated or used by each facility on a daily or weekly basis.

The following table summarizes our KPIs:

Production and Price Performance

(Unaudited)

	Years ended December 31,		2024 vs 2023%
	2024	2023	Change
California Ethanol
Ethanol
Gallons Sold (in millions)	60.6	32.1	88.8%
Average Sales Price/Gallon	$1.96	$2.44	-19.7%
Percent of nameplate capacity	110%	58%	89.7%

WDG
Tons Sold (in thousands)	410.6	225.3	82.2%
Average Sales Price/Ton	$88.21	$97.43	-9.5%

Delivered Cost of Corn
Bushels ground (in millions)	21.0	11.5	82.6%
Average delivered cost / bushel	$6.21	$7.11	-12.7%

California Dairy Renewable Natural Gas
Gas
Gas sold (in thousand MMBtu)	301.9	194.2	55.5%
Average price per MMBtu	$3.01	$5.12	-41.3%
RNG available for dispensing at year end (in thousand MMBtu)	24.6	68.0	-63.8%

RINs
RINs sold (in thousands)	3,029.9	1,400.7	116.3%
Average price per RIN	$3.04	$3.19	-4.7%

LCFS
LCFS credits sold (in thousands)	51.5	-	100.0%
Average price per LCFS credit	$56.74	-	100.0%

India Biodiesel
Biodiesel
Metric tons sold (in thousands)	74.2	60.5	22.6%
Average Sales Price/Metric ton	$1,168	$1,232	-5.2%
Percent of Nameplate Capacity	50%	40%

Refined Glycerin
Metric tons sold (in thousands)	6.5	4.2	54.8%
Average Sales Price/Metric ton	$645	$640	0.8%

Results of Operations

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Revenue

In our California Ethanol segment, we sell all ethanol, WDG, DCO, and CDS produced to J.D. Heiskell, which resells it to customers designated by us. Our finished ethanol tank is leased by J.D. Heiskell and legal title to the product is transferred when we put our ethanol product into the tank.  We have designated Murex LLC to purchase all of the ethanol and A.L. Gilbert to purchase the WDG. Each company resells to third-party customers.  We sell the CO2 that we capture from our fermenters to an industrial gas company that produces commercial grade CO2 for distribution.

Most of our California Dairy Renewable Natural Gas segment revenues during the year ended  December 31, 2024, were from sales of D3 RINs and LCFS credits generated from sales of our RNG for transportation use.

Substantially all of our India segment revenues during the years ended December 31, 2024 and 2023, were from sales of biodiesel to OMCs and refined glycerin to other external customers.

Fiscal Year Ended December 31 (in thousands)

			2024 vs 2023
	2024	2023	Inc/(dec)	% change

California Ethanol	$161,756	$104,068	$57,688	55.4%
California Dairy Renewable Natural Gas	13,037	5,455	7,582	139.0%
India Biodiesel	92,847	77,194	15,653	20.3%
Total	$267,640	$186,717	$80,923	43%

California Ethanol.   For the year ended December 31, 2024, the segment generated 74% of revenue from sales of ethanol, 22% from sales of WDG, and 4% from sales of corn oil, CDS, CO₂, and other sales. During the year ended December 31, 2024, plant production averaged 110% of the 55 million gallon per year nameplate capacity. Overall revenue increased by 55% primarily because the Keyes Plant operated for twelve months in 2024 compared to seven months in 2023, which resulted in an 89% increase ethanol production quantity and 82% increase in WDG production, offset by a 20% decrease in the average price of ethanol and a 9% decrease in the WDG sales price.

California Dairy Renewable Natural Gas. We continued to commission new digesters during 2023 and 2024 to increase our RNG production and associated revenue.  During the years ended December 31, 2024 and 2023, produced and sold 301.9 thousand and 194.2 thousand MMBtu ("million British thermal units") of Renewable Natural Gas ("RNG") at an average price of $3.01 and $5.12 per MMBtu, respectively. In addition, we dispense RNG into transportation vehicles through a marketing partner, which allowed us to begin generating D3 RINs in 2023 as a new revenue stream that did not previously exist. During the year ended December 31, 2024 and 2023, we sold 3.0 million and 1.4 million D3 RINs at an average price of $3.04 and $3.19 per D3 RIN respectively. We also started generating LCFS credits in 2024 based on the default CI of -150 as our individual dairy CI pathways were waiting for approval from the California Air Resources Board ("CARB"). We generated and sold 51.5 thousand LCFS credits at an average price of $56.74 each.

India Biodiesel.  For the year ended December 31, 2024, the India Biodiesel segment generated 93% of revenue from sales of biodiesel, and 7% from other sales, compared to 97% of sales from biodiesel and 3% from other sales during the year ended December 31, 2023. The increase in revenues for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to an increase in the sales volume of biodiesel of 13.7 thousand metric tons from 60.4 thousand metric tons to 74.2 thousand metric tons, offset by a decrease in the average biodiesel price per metric ton to $1,168 from $1,232 per metric ton during the same period in 2023. The increase in revenues was primarily attributable to the Kakinada Plant obtaining and executing on the India government-sponsored OMC tenders and sales contracts.

Cost of Goods Sold

Cost of goods sold consists primarily of feedstock, energy, chemicals, direct costs (principally labor and labor related costs) and overhead. Depending on the costs of these inputs in comparison to the sales price of our end products, our gross margins at any given time can vary from positive to negative. Overhead includes direct and indirect costs associated with plant operations, including the cost of repairs and maintenance, consumables, maintenance, on-site security, insurance, and depreciation.

Our feedstock for California Ethanol is provided by J.D. Heiskell. Title to the corn passes to us when the corn is deposited into our weigh bin and enters the production process. Our cost of feedstock is established by J.D Heiskell based on Iowa Group 3 pricing and includes rail transportation, local basis costs, and a handling fee paid to J.D. Heiskell. The credit term for the corn purchased from J.D. Heiskell is one day, netted from our product sales. Cost of goods sold also includes the cost of electricity and natural gas, chemicals, maintenance, direct labor, depreciation, and freight.

The feedstock for producing Renewable Natural Gas is supplied by dairy operators who lease us land and supply our digesters with their manure in liquid form. Our cost of feedstock is established by manure supply agreements based on the value of the environmental attributes and the number of cows at each dairy.

We procure several different feedstocks for the Kakinada Plant, including stearin, a non-edible feedstock, from neighboring natural oil processing plants.  Raw material is received by truck and title passes when the goods are loaded at our vendors’ facilities.  Credit terms vary by vendor. However, we generally receive 15 days of credit on the purchases. We purchased crude glycerin in the international market on letters of credit or advance payment terms.

The following table shows Cost of Goods Sold:

Fiscal Year Ended December 31 (in thousands)

			2024 vs 2023
	2024	2023	Inc/(dec)	% change

California Ethanol	$175,548	$110,670	$64,878	58.6%
California Dairy Renewable Natural Gas	7,642	5,786	1,856	32.1%
India Biodiesel	85,030	68,244	16,786	24.6%
Total	$268,220	$184,700	$83,520	45%

California Ethanol.  We ground 21.0 million bushels of corn at an average price of $6.21 per bushel during the year ended December 31, 2024, compared to 11.5 million bushels of corn at an average price of $7.11 per bushel during the year ended December 31, 2023. The increase in cost of goods sold for the year ended December 31, 2024, is mainly due to the increase corn ground by 83%, partially offset by a decrease in the average price of corn by 13%.

California Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance, and depreciation.

India Biodiesel.  The increase in cost of goods sold during the year ended December 31, 2024, compared to December 31, 2023, was attributable to an increase in the volume of biodiesel feedstock by 23% to 74.6 thousand metric tons during the year ended December 31, 2024, compared to 60.5 thousand metric tons during the year ended December 31, 2023, while the average price of biodiesel stayed the same in both periods.

Gross Profit (loss)

Fiscal Year Ended December 31 (in thousands)

			2024 vs 2023
	2024	2023	Inc/(dec)	% change

California Ethanol	$(13,792)	$(6,602)	$(7,190)	-109%
California Dairy Renewable Natural Gas	5,395	(331)	5,726	1730%
India Biodiesel	7,817	8,950	(1,133)	-13%
Total	$(580)	$2,017	$(2,597)	-129%

California Ethanol. Gross loss increased by 108.9% in the year ended December 31, 2024, primarily due to lower ethanol and WDG prices, higher overall corn costs due to the increase production, and increased costs of natural gas, chemicals, and transportation compared to the same period ending December 31, 2023.

California Dairy Renewable Natural Gas. Gross profit increased due as we continued to ramp up our Dairy Renewable Natural Gas business by operating more dairies and by beginning to sell D3 RINs in mid-2023 and LCFS credits in 2024.

India Biodiesel. The consistency of the gross profit from 2023 to 2024 reflects continued sales to government Oil Marketing Companies pursuant to the OMC pricing formula.

Operating (income)/expense and non-operating (income)/expense

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facilities expenses. SG&A expenses as a percentage of revenue were 15% in the year ended December 31, 2024, compared to 21% in the year ended December 31, 2023. The decrease in SG&A percentage was due to higher revenues during the year ended December 31, 2024. The slight increase in SG&A expenses in the year ended December 31, 2024, was primarily due to a $3.6 million loss on an asset write-off during 2024 offset by a $1.7 million decrease in taxes, insurance, rent, and utilities, and a $1.5 million decrease in depreciation.

			2024 vs 2023
	2024	2023	Inc/(dec)	% change
Selling, general and administrative expenses	$39,836	$39,418	$418	1%
Other expense (income):
Interest expense
Interest rate expense	40,158	32,995	$7,163	22%
Debt related fees and amortization expense	6,463	6,524	(61)	-1%
Accretion and other expenses of Series A preferred units	12,698	25,313	(12,615)	-50%
Other income	(1,366)	(2,077)	711	-34%

Other income consists primarily of interest and amortization expense attributable to our debt and to accretion of biogas Series A preferred units. The cost of debt includes issuance of warrants as renewal fees. The fair value of stock and warrants are amortized as expenses, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. Interest expense and debt related fees and amortization increased in the year ended  December 31, 2024, due to higher variable interest rates, higher debt balances from draws on the Fuels Revolving line, and obtaining a new construction loan for additional biogas digesters. The decrease in accretion and other expenses of the Series A Preferred Units was due to amendments obtained at lower interest costs and a $30.0 million payment on the Series A preferred units in 2023.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.9 million at December 31, 2024, of which $0.8 million was held in our North American entities and $0.1 million was held in our India entity. Our current ratio was 0.31 and 0.43, respectively, at December 31, 2024 and 2023. We expect that our future available liquidity resources will consist primarily of cash generated from operations, funds raised through sales of equity, and new debt. Incurrence of new debt and the associated use of proceeds from future debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities, and debt at the end of each period were as follows (in thousands):

	As of
	December 31, 2024	December 31, 2023
Cash and cash equivalents	$898	$2,667
Current assets (including cash, cash equivalents, and deposits)	44,696	36,400
Current and long term liabilities (excluding all debt)	185,169	165,662
Current & long term debt	338,061	294,721

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.

We operate in a volatile market in which we have limited control over major components of input costs and product revenues and are making investments in future facilities and facility upgrades that improve overall margins while lessening the impact of volatile markets. As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil, natural gas, LCFS credits, and D3 RINs. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the spread between biodiesel prices and waste fats and oils or palm oil and energy costs narrows, we require additional working capital to fund operations.

As a result of negative capital and negative operating results and collateralization of substantially all of the Company assets, we have been reliant in the past on our senior secured lender to provide additional funding and have been required to remit substantially all excess cash from tax credit sales to our senior lender. In order to meet obligations during the next twelve months, we will need to receive the continued cooperation of our senior lender. We plan to pursue the following strategies to improve the course of the business.

For the Keyes Plant, we plan to operate the plant and continue to improve its financial performance by adopting new technologies or process changes that increase energy efficiency, reduce costs, and enhance revenue, as well as execute on awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon intensity, and overall margin improvement.

For our dairy RNG production, we plan to continue to operate our existing digesters, build new dairy digesters, and extend the existing pipeline. Funding for construction has been based on government guaranteed debt financing and grant programs. We are seeking multiple sources of additional project funding to allow us to accelerate construction of new digesters. We began generating revenue from D3 RIN sales in 2023 and began generating revenue from the sale of LCFS credits in January 2024. We will have a full year of revenue from both sources in 2025, which will provide significant increased liquidity. Starting January 1, 2025, our RNG production qualifies for federal tax credits under Internal Revenue Code Section 45Z, and we anticipate monetizing these credits by selling them to third parties, contingent on the IRS finalizing applicable guidance for valuing the credits.

For the Riverbank SAF/RD production plan, we are continuing with engineering and other development activities while seeking both debt and equity funds needed for development and construction.

For the Kakinada Plant, we plan to continue to enter into cost-plus contracts with the OMCs as our primary customer.  We also plan to continue to upgrade our plant to increase capacity and expand feedstock flexibility. The Kakinada plant has had positive gross income during the last two years and we expect this to continue.  We also rely on our working capital lines feedstock suppliers to fund the acquisitions of feedstock.

In addition to the above we plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring existing loan agreements, selling equity through the ATM, selling the current EB-5 Phase II offering, or by vendor financing arrangements.

As of December 31, 2024, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $215.6 million.  The maturity dates for the Third Eye Capital financing arrangements are as follows:

   ● Due on demand: $41.3 million

   ● January 15, 2025: $2 million

   ● March 1, 2026: $26.3 million

   ● April 1, 2026: $146.0 million

Our senior lender has provided a series of accommodating amendments to our debt facilities as described in further detail in Note 5. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. However, future amendments or accommodations will continue to be at the discretion of the lender. In the event our senior lender does not extend our debt, we would likely not have sufficient cash to pay the debt when due unless we are able to obtain alternative financing.

Change in Working Capital and Cash Flows

The following table describes changes in current and long-term debt (in thousands) during the year ended December 31, 2024:

Increases to debt:
Accrued interest	$40,712
Maturity date extension fee and other fees	1,649
Subordinated debt extension fees	680
Fuels Revolving line draw	3,848
Construction loan draw	7,146
Secured loans and working capital loan draw	5,654
Change in debt issuance costs, net of amortization	2,260
EB-5 broker promissory note	3,305
TEC short term promissory note	1,950
Jessup land acquisition notes	840
Total Increases to debt		$68,044
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(5,209)
Principal and interest payments and reductions to EB-5 promissory note	(3,942)
Principal paid to EB-5 broker	(710)
Term loan payments	(9)
Construction term loan payments	(4,118)
Secured loans and working capital loans payments	(4,894)
Extinguishment of equipment finance agreement	(5,818)
Interest payments on Jessup land acquisition notes	(4)
Total Decreases to debt		$(24,704)

Change in total debt		$43,340

Working capital changes reflect (i) a $6.8 million increase in inventories consisting mostly of raw material procurement and production of biodiesel in India and a $0.4 million increase in the California ethanol segment, (ii) a $5.7 million decrease in accounts receivable primarily in India as more cash was collected in 2024 and a $1.2 million decrease in the California Ethanol segment, (iii) a $1.3 million decrease in prepaid expenses in the California Ethanol segment, (iv) $12.3 million receivable from tax credit sales, (v) a $0.5 million decrease in other current assets in each Biodiesel and North America segments (vi) a $1.8 million decrease in cash caused by our North America segments operational and capital expenditure activities.

Cash used by operating activities was $32.9 million, derived from a net loss of $87.5 million, non-cash changes of $39.4 million, and changes in operating assets and liabilities of $15.2 million. The non-cash changes consisted of: (i) $6.5 million in amortization of debt issuance costs and other intangible assets, (ii) $8.3 million in depreciation expenses, (iii) $8.3 million in stock-based compensation expense, (iv) $12.7 million in preferred unit accretion and other expenses of Series A preferred units, (v) $3.7 million loss on asset disposals, and (vi) $0.2 million in gain on debt extinguishment. Net changes in operating assets and liabilities consisted primarily of an increase in (i) inventories of $7.8 million, (ii) tax credit receivable of $12.3 million, (iii) other assets of $2.8 million, (iv) an increase in other liabilities of $3.2 million, (v) and an increase in accrued interest and fees of $27.9 million. This was partially offset by (i) a decrease in prepaid expenses of $1.5 million, (ii) a decrease in accounts payable of $1.3 million, and (iii) a decrease in accounts receivable of $6.8 million.

Cash used by investing activities was $14.1 million, of which $1.4 million was used for capital projects in the Keyes Plant, $15.4 million was used for capital projects associated with production of Renewable Natural Gas, $1.5 million for capital projects at the India Plant, and $2.0 million related to all other capital projects. This was partially offset by grant proceeds of $6.1 million.

Cash provided by financing activities was $44.6 million, consisting primarily of $19.5 million proceeds from borrowings, $36 thousand from stock option exercises, and $31.8 million from issuance of common stock, offset by repayments of borrowings of $5.0 million, debt renewal and waiver fee payments of $1.4 million, and payments on finance leases of $0.2 million.

In October 2020, we commenced an at-the-market stock sales program, which allows us to sell and issue shares of our common stock into the publicly traded markets. During the year ended December 31, 2024, we issued 9.9 million shares of common stock under the at-the-market offering for net proceeds of $31.8 million net of commissions and offering related expenses.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2024.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that our most significant accounting estimate, defined as the estimate that we believe is the most important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain is liquidity, which considers debt covenant projections and our ability to secure financing to complete our projects in progress such as Biogas digesters and increase in pipeline, sustainable aviation fuel and carbon sequestration.

Liquidity

Our assessment of liquidity requires management to use significant judgment in developing estimates and gather assumptions about cash needed to pay for all current liabilities over the next twelve months. Management estimates may include projected operational revenues and expenses, credit availability, credit sales, and grant income. Projected revenue and expenses are estimated based on knowledge of our businesses, including various industry indexes, industry trends, political shifts, and past performance.

Debt covenant forecast

Each period we assess our compliance with our senior lender's debt covenants for the given period by projecting debt and accrued interest balances for the following twelve months. For compliance with senior lender debt covenants, we rely on market value appraisals for which fair value is determined through various valuation techniques including discounted cash flow models, comparable market sales and estimated replacement costs, often with a final value that reconciles one or more of these techniques. We also use significant judgment to determine whether future operation profits and transactions will be available to use towards debt payments; whether we will have the ability to generate and sell credits to third parties; and whether we will receive anticipated grant income in a timing which will support debt payments.

Recoverability of Our Long-Lived Assets

Our long-lived assets consist of property, plant and equipment. We review long-lived asset groups for impairment triggers annually and whenever events or changes in circumstances indicate that the carrying amount of long-lived asset groups may not be recoverable. If we identify any event or circumstance which triggers an impairment assessment, we measure recoverability of assets to be held and used by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, we assess if the situation is more than temporary, and in the event the future cash flows are more than temporary we would record an impairment charge in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Assessing each long-lived asset group for impairment triggers requires us to make estimates regarding amount and timing of projected cash flows to be generated by each segment over an extended period of time. Management judgment used to identify impairment triggers is based on numerous potential factors including, but not limited to, a decrease in the market price, an adverse change in the extent or manner in which the asset is used or in its physical condition, an adverse change in legal or business climate, excess of accumulated costs over initial expectations, significant decline in actual or expected operating results, or the expectation that the asset group will be sold or otherwise disposed prior to its previously expected life. Significant management judgment is required in determining the fair value appraisals of each segment, including projections of operational future cash flows, discounted cash flow models, comparable market sales and estimated replacement costs, often with a final value that reconciles one or more of these techniques. Significant declines in estimates of fair value trigger an undiscounted future cash flow calculation to determine the extent to which a write-down of an asset may be required.

Long-term assets are analyzed at the lowest level where the asset groups are expected to generate cash flow. We consider the lowest level asset group as one where the value of the asset becomes independent from the other assets and has the ability to operate on an independent basis, and results in a functional unit.  We therefore group entities into the following functional reporting units: the California ethanol segment, India biodiesel segment, California Renewable Natural Gas segment, California Sustainable Aviation Fuel plant under development, Goodland Energy Center LLC which consists of a partially completed dry-mill held for future use, and the Carbon Capture and Underground Sequestration asset group under development. For the years ended December 31, 2024 and 2023, no asset groups showed indicators of impairment, therefore no impairment test was performed for our Company’s long-lived assets.

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

AEMETIS, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 14, 2025, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Liquidity and Management’s Plan

As disclosed in Note 18 of the consolidated financial statements, the Company has been reliant on their senior secured lender for liquidity and has been required to remit substantially all excess cash from operations to the senior secured lender. Management believes, due to the need to secure additional financing, there is substantial doubt about their ability to continue as a going concern through the next twelve months from the date of issuance of these consolidated financial statements. While the Company believes they will be able to implement plans to improve liquidity, there are inherent risks and uncertainties regarding their ability to execute their plans.

We determined the adequacy of the Company’s financing sources and the Company's overall cash flow projections to be a critical audit matter because management’s plan includes certain significant assumptions related to the Company's cash flow needs. Auditing management’s assumptions related to the Company's cash flow needs involved a high degree of auditor judgment and increased audit efforts.

Our audit procedures related to the Company’s financing sources and overall cash flow projections included the following, among others:

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

●	We tested the subsequent event activity related to additional cash available or needs to additional funding of working capital.

●	We tested the Company’s ability to maintain compliance with covenants, for at least one year from the financial statement issuance date, under the existing loan agreements.

/s/ RSM US LLP

We have served as the Company's auditor since 2012.

Des Moines, Iowa

March 14, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Aemetis, Inc. and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company and our report dated March 14, 2025 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

●

There were ineffective information technology general controls (ITGCs). As a result of the pervasive impact of these controls, automated and manual business process controls that are dependent on ITGCs were also ineffective.

●

There were ineffective controls at the Company’s India Biodiesel segment due to the lack of sufficient evidence available to verify the performance of controls. As a result of the deficiency, controls were not effective related to the account balances and transactions of the Company’s India Biodiesel segment.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated March 14, 2025 on those financial statements.

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

/s/ RSM US LLP

Des Moines, Iowa

March 14, 2025

AEMETIS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2024 and 2023

(In thousands except for par value)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents ($0 and $1,093 respectively from VIE)	$898	$2,667
Accounts receivable ($57 and $55 respectively from VIE)	1,805	8,633
Inventories net of allowance for excess and obsolete inventory of $1,040 as of December 31, 2023 ($157 and $0 respectively from VIE)	25,442	18,291
Prepaid expenses ($85 and $1,438 respectively from VIE)	1,842	3,347
Tax credit sale receivable ($8,125 and $0 respectively from VIE)	12,300	-
Other current assets ($2 and $289 respectively from VIE)	2,409	3,462
Total current assets	44,696	36,400

Property, plant and equipment, net ($97,363 and $81,966 respectively from VIE)	199,392	195,108
Operating lease right-of-use ($648 and $145 respectively from VIE)	2,237	2,056
Other assets ($6,057 and $4,881 respectively from VIE)	12,977	9,842
Total assets	$259,302	$243,406

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($5,917 and $3,815 respectively from VIE)	$33,139	$32,132
Current portion of long term debt ($1,004 and $190 respectively from VIE)	63,745	13,585
Short term borrowings ($290 and $9 respectively from VIE)	26,789	23,443
Other current liabilities ($1,920 and $48 respectively from VIE)	20,295	15,229
Total current liabilities	143,968	84,389
Long term liabilities:
Senior secured notes and revolving notes	169,826	176,476
EB-5 notes	21,500	29,500
Other long term debt ($47,803 and $40,857 respectively from VIE)	56,201	51,717
Series A preferred units ($126,593 and $113,189 respectively from VIE)	126,593	113,189
Other long term liabilities ($475 and $67 respectively from VIE)	5,142	5,112
Total long term liabilities	379,262	375,994

Stockholders' deficit:
Common stock, $0.001 par value; 80,000 authorized; 51,139 and 40,966 shares issued and outstanding each period, respectively	51	41
Additional paid-in capital	305,329	264,058
Accumulated deficit	(562,942)	(475,405)
Accumulated other comprehensive loss	(6,366)	(5,671)
Total stockholders' deficit	(263,928)	(216,977)
Total liabilities and stockholders' deficit	$259,302	$243,406

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED December 31, 2024 and 2023

(In thousands, except for earnings per share)

	Years ended December 31,
	2024	2023
Revenues	$267,640	$186,717
Cost of goods sold	268,220	184,700
Gross (loss) profit	(580)	2,017

Selling, general and administrative expenses	39,836	39,418
Operating loss	(40,416)	(37,401)

Other expense (income):
Interest expense
Interest rate expense	40,158	32,995
Debt related fees and amortization expense	6,463	6,524
Accretion and other expenses of Series A preferred units	12,698	25,313
Other income	(1,366)	(2,077)
Loss before income taxes	(98,369)	(100,156)
Income tax benefit	(10,832)	(53,736)
Net loss	$(87,537)	$(46,420)

Other comprehensive loss
Foreign currency translation loss	(695)	(219)
Comprehensive loss	$(88,232)	$(46,639)

Net loss per common share
Basic	$(1.91)	$(1.22)
Diluted	$(1.91)	$(1.22)

Weighted average shares outstanding
Basic	45,902	38,061
Diluted	45,902	38,061

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2024 and 2023

(In thousands)

	Years ended December 31,
	2024	2023
Operating activities:
Net loss	$(87,537)	$(46,420)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	8,314	7,660
Depreciation	8,341	6,933
Debt related fees and amortization expense	6,463	6,524
Intangibles and other amortization expense	46	72
Accretion and other expenses of Series A preferred units	12,698	25,313
Loss on asset disposals	3,702	-
Warrants issued for working capital agreement	-	409
Gain on debt extinguishment	(162)	-
Deferred tax (benefit) expense	-	(750)
Changes in operating assets and liabilities:
Accounts receivable	6,754	(7,422)
Inventories	(7,766)	(13,843)
Prepaid expenses	1,533	1,838
Tax credit sale receivable	(12,300)	-
Other assets	(2,839)	(2,016)
Accounts payable	(1,294)	13,726
Accrued interest expense and fees, net of interest paid	27,910	23,558
Other liabilities	3,208	(1,757)
Net cash provided by (used in) operating activities	(32,929)	13,825

Investing activities:
Capital expenditures	(20,254)	(33,119)
Grant proceeds received for capital expenditures	6,105	9,432
Net cash used in investing activities	(14,149)	(23,687)

Financing activities:
Proceeds from borrowings	19,461	75,482
Repayments of borrowings	(5,010)	(56,130)
Lender debt renewal and waiver fee payments	(1,441)	(1,681)
Payments on Series A preferred financing	-	(30,000)
Payments on finance leases	(179)	(428)
Proceeds from sale of common stock	31,750	21,718
Proceeds from the exercise of stock options	36	133
Net cash provided by financing activities	44,617	9,094

Effect of exchange rate changes on cash and cash equivalents and restricted cash	12	49
Net change in cash and cash equivalents and restricted cash for period	(2,449)	(719)
Cash, cash equivalents, and restricted cash at beginning of period	6,280	6,999
Cash, cash equivalents, and restricted cash at end of period	3,831	6,280

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$9,223	$9,813
Income taxes paid	1,814	20
Supplemental disclosures of cash flow information, non-cash transactions:
Settlement of AP via issuance of RSAs	265	-
Subordinated debt extension fees added to debt	680	680
Fair value of warrants issued to subordinated debt holders	916	1,278
Fair value of warrants issued to lender for debt issuance costs	-	318
Lender debt extension, waiver, and other fees added to debt	695	-
Cumulative capital expenditures in accounts payable	11,152	7,900

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2024 and 2023

(In thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	Deficit	Loss	Total

Balance at December 31, 2022	1,270	$1	35,869	$36	$232,546	$(428,985)	$(5,452)	$(201,854)

Issuance of common stock	-	-	4,499	4	21,714	-	-	21,718
Series B conversion to common stock	(1,270)	(1)	127	1	-	-	-	-
Stock options exercised	-	-	183	-	133	-	-	133
Stock-based compensation	-	-	-	-	7,660	-	-	7,660
Issuance and exercise of warrants	-	-	288	-	2,005	-	-	2,005
Foreign currency translation loss	-	-	-	-	-	-	(219)	(219)
Net loss	-	-	-	-	-	(46,420)	-	(46,420)
Balance at December 31, 2023	-	-	40,966	41	264,058	(475,405)	(5,671)	(216,977)

Issuance of common stock	-	-	9,933	10	32,005	-	-	32,015
Stock options exercised	-	-	14	-	36	-	-	36
Stock-based compensation	-	-	-	-	8,314	-	-	8,314
Issuance and exercise of warrants	-	-	226	-	916	-	-	916
Foreign currency translation loss	-	-	-	-	-	-	(695)	(695)
Net loss	-	-	-	-	-	(87,537)	-	(87,537)
Balance at December 31, 2024	-	$-	51,139	$51	305,329	$(562,942)	$(6,366)	$(263,928)

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
●

Aemetis Advanced Products Keyes, Inc., a Delaware corporation, and its subsidiaries Aemetis Properties Riverbank, Inc., a Delaware corporation, Aemetis Health Products, Inc., a Delaware corporation; and Aemetis Riverbank, Inc., a Delaware corporation, and its direct and indirect subsidiaries Aemetis Advanced Products Riverbank, Inc., a Delaware corporation, Energy Efficiency Holdings LLC, a Delaware limited liability company, and MVR Services LLC, a California limited liability company;

●	Aemetis Advanced Biorefinery Keyes, Inc., a Delaware corporation;
●	Aemetis Carbon Capture, Inc. a Nevada corporation; its subsidiary Caprock Project Holdings, Inc., a Delaware corporation, and its subsidiary Riverbank Well 1, Inc., a California corporation;
●	Aemetis Biogas LLC, a Delaware limited liability company and its subsidiaries Aemetis Biogas Services LLC, a Delaware limited liability company, Aemetis RNG Fuels 1 LLC, a California limited liability company, and Aemetis Biogas Holdings LLC, a Delaware limited liability company, and its subsidiaries Aemetis Biogas 1 LLC, a Delaware limited liability company, Aemetis Biogas 2 LLC, a Delaware limited liability company, Aemetis Biogas 3 LLC, a Delaware limited liability company, Aemetis Biogas 4 LLC, a Delaware limited liability company, Aemetis Biogas 5 LLC, a Delaware limited liability company, Aemetis Biogas 6 LLC, a Delaware limited liability company, Aemetis Biogas 7 LLC, a Delaware limited liability company, and Aemetis Biogas 8 LLC, a Delaware limited liability company;
●	Goodland Advanced Fuels, Inc., a Delaware corporation.

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

► California Dairy Renewable Natural Gas - We produce Renewable Natural Gas (RNG) in central California.  Our facilities include eleven anaerobic digesters that produce biogas from dairy waste, a 36-mile biogas collection pipeline leading to a central upgrading hub, and a utility interconnection to inject the RNG into the natural gas pipeline for delivery to customers for use as transportation fuel. We are actively expanding our RNG production dairies, with five additional digesters under construction, agreements with a total of 50 dairies, and environmental review completed for an additional 24 miles of pipeline. We are also building our own RNG dispensing station, which is planned to begin operating in 2025.

► India Biodiesel - We own and operate a plant in Kakinada, India ("Kakinada Plant" or "India Plant") with a capacity to produce 80 million gallons per year of high-quality distilled biodiesel from a variety of vegetable oil and animal waste feedstocks.  The Kakinada plant is one of the largest biodiesel production facilities in India. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

In addition, we are actively growing our business by seeking to develop or acquire new facilities, including the following key projects:

► Sustainable Aviation Fuel and Renewable Diesel – We are developing a sustainable aviation fuel and renewable diesel (“SAF/RD”) production plant to be located at the Riverbank Industrial Complex in Riverbank, CA. The plant is currently designed to produce an expected 90 million gallons per year of SAF/RD from renewable oil and fats obtained from the Company’s biofuels plants and other sources. The plant will use low-carbon hydroelectric electricity and renewable hydrogen that is generated within the plant’s own processes using byproducts of the SAF/RD production. In 2023, we received approval of the Use Permit and the California Environmental Quality Act ("CEQA") for the development of the plant, and in March 2024, we received the Authority to Construct air permits for the plant. We are continuing with the engineering and other required development activities for the plant.

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

Revenue Recognition. We derive revenue primarily from sales of ethanol and related co-products in California Ethanol segment, renewable natural gas and D3 RIN and LCFS credits for the California Dairy Renewable Natural Gas segment, and biodiesel in the India Biodiesel segment. We assess the following criteria under the ASC 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

Cost of Goods Sold. Cost of goods sold includes those costs directly associated with the production of revenues, such as raw material consumed, factory overhead, and other direct production costs.  During periods of idle plant capacity at the Keyes plant from January to May 2023, costs otherwise charged to cost of goods sold are reclassified to selling, general and administrative expense.

Shipping and Handling Costs. When incurred, shipping and handling costs are classified as a component of cost of goods sold in the accompanying consolidated statements of operations.

Accounts Receivable. The California Ethanol segment sells all of its products to J.D. Heiskell under the J.D. Heiskell Purchasing Agreement. The Renewable Natural Gas segment sells all of its products to various customers and may require advance payment based on the size and creditworthiness of the customer. The India Biodiesel segment sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Accounts receivable mostly consist of product sales made to large creditworthy customers, most with various payment terms from 0-30 days. Trade accounts receivable are presented at original invoice amount, net of any allowance for credit losses.

The Company maintains an allowance for credit losses for balances that appear to have specific collection issues and estimates an allowance for expected credit losses. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a credit loss is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for credit losses once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. As of December 31, 2024, the allowance for credit losses was $36 thousand.

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

Other current assets. Other current assets contain input tax credits of $2.1 million and advances to staff and vendors of $0.3 million by our India biodiesel segment.

Property, Plant and Equipment. Property, plant, and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, biogas dairy digesters, and the Keyes Plant, Goodland Plant, and Kakinada Plant. It is the Company’s policy to depreciate capital assets over their estimated useful lives using the straight-line method.

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurement, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of asset groups may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset group and its estimated fair value. The Company has not recorded any impairment as of December 31, 2024 and 2023.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Investment Tax Credits. In the third quarter of 2023 and the fourth quarter of 2024, the Company sold to third-party purchasers certain transferrable Investment Tax Credits (ITCs) that had been generated by the Company from its investments in the California Dairy Renewable Natural Gas segment and the Keyes Plant solar microgrid. The Company accounted for the ITC sales in accordance with ASC 740 by electing the flow-through method. For the years ended December 31, 2024 and 2023, the contractual net proceeds of the tax credits sales of $12.3 million and $55.2 million, respectively, are recorded as an income tax benefit. The proceeds for the third quarter 2023 sale were received in October 2023. The proceeds for the fourth quarter 2024 sale were received in January 2025 and presented on the balance sheet as "Tax credit sale receivable" as of December 31, 2024.

Income Taxes. The Company recognizes income taxes in accordance with ASC 740 Income Taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of enacted tax law. ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2024 and 2023, the Company recorded a full valuation allowance against its U.S. federal and state net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

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

In 2018, the Company adopted certain tax accounting policies related to the new global intangible low-taxed income (“GILTI”) provisions under the Tax Cuts and Jobs Act such that the Company: (1) accounts for all GILTI related book-tax differences as period costs and (2) uses the Incremental Cash Tax Savings approach in evaluating its valuation allowance assessment related to the GILTI inclusion.

Basic and Diluted Net Income (Loss) per Share.  Basic net loss per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible preferred stock, debt and warrants to the extent the impact is dilutive.  The Company incurred a net loss for the years ended December 31, 2024 and 2023, so potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of December 31, 2024 and 2023:

	As of
	December 31, 2024	December 31, 2023

Common stock options and warrants	7,731	6,056
Debt with conversion feature at $30 per share of common stock	1,153	1,267
Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	8,884	7,323

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

Fair Value of Financial Instruments. The Company's significant financial instruments with fair value considerations include current and non-current portion of subordinated debt, notes payable, Series A preferred units, and long-term debt.  Due to the unique terms of our notes payable and long-term debt and the financial condition of the Company, the fair value of the debt is not readily determinable. The fair value determined using level 3 inputs of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

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

Commitments and Contingencies. We record and/or disclose commitments and contingencies as they relate to existing conditions, situations, or sets of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.

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

Troubled Debt Restructuring Accounting. The evaluation for troubled debt restructuring includes assessing whether financial difficulties are present and then whether the creditor granted a concession. To determine this, we calculate the post-restructuring effective interest rate by projecting cash flows on the new terms and calculating a discount rate equal to the carrying amount of pre-restructuring debt and comparing this calculation to the terms of prior amendments.  If the post restructuring effective interest rate is less than the prior terms effective interest rate, we assess this as having been granted a concession. We then apply troubled debt restructuring accounting to any debt in which the creditor granted a concession.

Debt Modification Accounting. The Company evaluates amendments to its debt not accounted for as troubled debt restructuring in accordance with ASC 470-50 Debt – Modification and Extinguishments for modification and extinguishment accounting. This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where the net present value of future cash flows changes more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company, and if less than 10 percent, the Company applies modification accounting by amending the carrying value of debt and costs and amortizing over the remaining life of the loan.

Recent Accounting Pronouncements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses that are regularly provided to the CODM. The amendments are effective for the Company’s annual periods beginning January 1, 2024, and for interim periods within fiscal years beginning January 1, 2025. Retrospective application is required. The Company has now implemented this ASU as presented in Note 13. Segment Information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The company will implement ASU 2023-09 for the year ended December 31, 2025.

In November 2024, FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03 to determine the impact on the Company's disclosures.

There were no other recently issued and effective authoritative guidance that are expected to have a material impact on the Company’s Consolidated Financial Statements through the reporting date.

2. Cash, Cash Equivalents, and Restricted Cash

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

	As of
	December 31, 2024	December 31, 2023
Cash and cash equivalents	$898	$2,667
Restricted cash included in other current assets	31	289
Restricted cash included in other assets	2,902	3,324
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$3,831	$6,280

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

3. Inventories

Inventories consist of the following:

	As of
	December 31, 2024	December 31, 2023
Raw materials	$12,529	$9,907
Work-in-progress	1,683	1,682
Finished goods	11,230	6,702
Total inventories	$25,442	$18,291

As of December 31, 2024 and December 31, 2023, the Company recognized a lower of cost or net realizable value adjustment of $112 thousand and $58 thousand respectively, related to inventory.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	December 31, 2024	December 31, 2023
Land	$8,642	$7,345
Plant and buildings	182,724	136,318
Furniture and fixtures	2,686	2,266
Machinery and equipment	5,721	14,982
Construction in progress	46,201	73,057
Property held for development	15,431	15,431
Finance lease right of use assets	2,889	2,889
Total gross property, plant & equipment	264,294	252,288
Less accumulated depreciation	(64,902)	(57,180)
Total net property, plant & equipment	$199,392	$195,108

Interest capitalized in property, plant, and equipment was $5.0 million and $5.6 million for the years ended December 31, 2024 and 2023, respectively.

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

The Company recorded depreciation expense of approximately $8.3 million and $6.9 million respectively, for the years ended December 31, 2024 and 2023.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

5. Debt

Debt consists of the following:

	December 31, 2024	December 31, 2023
Third Eye Capital term notes	$7,212	$7,159
Third Eye Capital revolving credit facility	31,434	20,922
Third Eye Capital revolving notes Series B	68,476	54,412
Third Eye Capital revenue participation term notes	12,110	12,011
Third Eye Capital acquisition term notes	26,788	26,655
Third Eye Capital Fuels revolving line	41,286	32,511
Third Eye Capital Carbon revolving line	26,302	23,486
Third Eye Capital Short term promissory note	2,006	-
Construction loans	48,235	41,024
Cilion shareholder purchase obligation	7,242	7,028
Subordinated notes	19,391	17,625
EB-5 promissory notes	39,020	42,211
EB-5 broker note	2,595	-
Working capital loans	5,102	3,827
Term loans on capital expenditures	862	5,850
Total debt	338,061	294,721
Less current portion of debt	90,534	37,028
Total long term debt	$247,527	$257,693

Third Eye Capital Note Purchase Agreement

On July 6, 2012, Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Third Eye Capital Corporation ("Third Eye Capital").  Pursuant to the Note Purchase Agreement, Third Eye Capital extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to a note (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. On May 16, 2023, Third Eye Capital and the Company entered into a new Revolving Notes Series B agreement related to certain existing principal under the Revolving Credit Facility and for subsequent principal increases. The Term Notes, Revolving Credit Facility, Revolving Notes Series B, Revenue Participation Term Notes, and Acquisition Term Notes are referred to herein collectively as the "Third Eye Capital Keyes Notes." The Third Eye Capital Keyes Notes have been amended several times, and the current key terms are as follows:

A.

Term Notes. As of December 31, 2024, the Company had $7.2 million in principal and interest outstanding under the Term Notes and $29 thousand unamortized debt issuance costs. The Term Notes accrue interest at 14% per annum. The Term Notes mature on April 1, 2026.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (21.25% as of December 31, 2024), payable monthly in arrears. The Revolving Credit Facility matures on April 1, 2026. As of December 31, 2024, there was $31.8 million in principal and interest and waiver fees outstanding under the Revolving Credit Facility and $0.4 million unamortized discount issuance costs.

C.	Revolving Notes Series B. The Revolving Notes Series B accrue interest at the prime rate plus 13.75% (21.25% as of December 31, 2024) payable monthly in arrears. The Revolving Notes Series B mature on April 1, 2026. As of December 31, 2024, there was $68.9 million in principal, interest, and fees outstanding and $0.4 million unamortized debt issuance costs under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Notes bear interest at 5% per annum and mature on April 1, 2026. As of December 31, 2024, there was $12.2 million in principal and interest outstanding on the Revenue Participation Term Notes and $43 thousand unamortized discount issuance costs.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (18.25% per annum as of December 31, 2024 and mature on April 1, 2026. As of December 31, 2024, there was $19.4 million in principal and interest due, $7.5 million in outstanding redemption fees, and $135 thousand in unamortized discount issuances costs. Interest is not charged on the $7.5 million redemption fee.

F.	Short Term Promissory Note. In December 2024 the Company borrowed an additional $2.0 million from Third Eye Capital and issued a promissory note with 20.5% interest payable in January 2025. The company paid this note in full in January 2025 using receipts from Investment Tax Credit sales.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Third Eye Capital Keyes Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Notes allow the lender to accelerate the maturity in the event of a default that could reasonably be expected to have a material adverse effect on the Company, such as any change in the business, operations, or financial condition. The Company has evaluated the likelihood of such an acceleration event and determined such an event to not be probable in the next twelve months. The notes allow interest to be added to the outstanding principal balance.  The notes are secured by first priority liens on all real and personal property of, assignment of proceeds from all government grants, and guarantees from the Company’s North American subsidiaries except for Aemetis Biogas LLC and its subsidiaries, and contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by all Company shares owned by McAfee Capital and additional assets, and Mr. McAfee has also provided a personal guaranty of up to $10 million plus a pledge of his ownership interest in several personal assets.

Third Eye Capital Revolving Credit Facility for Fuels and Carbon Lines. On  March 2, 2022, Goodland Advanced Fuels, Inc. ("GAFI") and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital, as administrative agent and collateral agent, and the lender party thereto (the “New Credit Facility”). The New Credit Facility provides for two credit lines with aggregate availability of up to $100 million, consisting of a revolving credit facility with GAFI for up to $50 million (the “Fuels Revolving Line”) and a revolving credit facility with ACCI for up to $50 million (the “Carbon Revolving Line” and together with the Fuels Revolving Line, the “Revolving Lines”). Loans received under the Fuels Revolving Line had a maturity date of March 1, 2025, and accrued interest per annum at a rate equal to the greater of (i) the prime rate plus 6.00% and (ii) ten percent (10.0%) (13.50% per annum as of December 31, 2024). In March 2025, the Fuels Revolving Line was amended to remove the maturity date and make the note payable upon demand and to change the interest rate to the greater of (i) the prime rate plus 11% and (ii) fifteen percent (15.00%). Loans received under the Carbon Revolving Line have a maturity date of  March 1, 2026, and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%) (11.50% per annum as of December 31, 2024). As of December 31, 2024, GAFI had principal and interest outstanding of $41.7 million classified as current debt net of $0.4 million unamortized debt issuance costs. As of  December 31, 2024, ACCI had principal and interest outstanding of $2.5 million classified as current debt, $24.9 million classified as long-term debt, and $1.1 million in unamortized debt issuance costs.

Cilion Purchase Obligation.  In connection with the Company’s merger with Cilion, Inc., ("Cilion") on July 6, 2012, the Company incurred a $5.0 million payment obligation to Cilion shareholders ("Cilion Obligation") as merger compensation.  The liability bears interest at 3% per annum and becomes payable upon satisfaction of specified targets related principally to sales of equity. As of December 31, 2024, there was $7.2 million in principal and interest outstanding on the Cilion Obligation.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.4 million in original notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months and the current maturity date is June 30, 2025. Upon maturity, the Subordinated Notes are renewable at the Company's election for six-month periods with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all loans made by Third Eye Capital to AAFK are paid in full. As of  December 31, 2024, and 2023, the Company had, in aggregate, $19.4 million and $17.6 million in principal and interest outstanding, respectively, under the Subordinated Notes.

EB-5 promissory notes.  EB-5 is a U.S. government program authorized by the Immigration and Nationality Act that is designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized by U.S. Citizenship and Immigration Services as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2 to 3%. The EB-5 Notes are convertible into Aemetis, Inc. common stock at a conversion price of $30 per share.  Advanced BioEnergy, LP received equity investments from foreign investors, and then Advanced BioEnergy used the invested equity to make loans to the Keyes Plant ownership entities.  The EB-5 Notes are subordinated to the Company's senior secured debt to Third Eye Capital. On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes that modified the stated maturity dates of the EB-5 Notes to provide automatic six-month extensions as long as the Advance BioEnergy investors’ immigration processes are in progress. Accordingly, notes derived from Advanced BioEnergy equity provided by investors pending green card approval have been recognized as long-term debt while notes derived from Advanced BioEnergy equity provided by investors who have obtained green card approval have been classified as current debt. In July 2024 in connection with settlement of litigation initiated by a broker engaged by Advanced BioEnergy, we entered into a further amendment of a portion of the EB-5 notes to reduce the interest rate to 1% in exchange for the Company entering into a separate promissory note and agreeing to pay the broker certain of Advanced Bioenergy's obligations. In connection with this amendment, we recognized a gain of $162 thousand which is recorded in the Statement of Operations as Other Income. As of  December 31, 2024 and 2023, $34.6 million and $37.9 million was outstanding, respectively, on the EB-5 notes.

On October 16, 2016, the Company launched its EB-5 Phase II funding (the "EB-5 Phase II Funding") and entered into certain Note Purchase Agreements with Advanced BioEnergy II, LP, a California limited partnership authorized to receive EB-5 equity funding investments. The Company received $4 million in loan funds from Advanced BioEnergy II, LP before certain changes to and expiration of the EB-5 program prevented further funding. The federal EB-5 program was recently reauthorized, and in March 2024, U.S. Citizenship and Immigration Services approved the Company's project for up to $200 million of additional investment using EB-5 funds. Under the new rules, the minimum investment is raised from $0.5 to $0.8 million per investor. The terms of the EB-5 Phase II Funding are similar to the terms of the first round of EB-5 funding. As of December 31, 2024 and 2023, $4.4 million and $4.3 million was outstanding on the notes under the EB-5 Phase II funding, respectively.

EB-5 Broker Promissory Note. In July 2024 we signed a promissory note with a broker engaged by Advanced BioEnergy in an agreement to pay the broker certain of Advanced BioEnergy's obligations. The note principal was $3.3 million, and payable through fourth quarter of 2026 at 0% interest. As of December 31, 2024, $1.4 million was outstanding as current portion of long-term debt, and $1.2 million in other long-term debt.

India Biodiesel Secured and Unsecured Loans. On November 13, 2023, the Company entered into a secured loan agreement with Secunderabad Oils Limited in an amount not to exceed $3.6 million. The loan is secured by the fixed assets and current assets of the Kakinada Plant and bears interest at 18% payable monthly.  On November 6, 2023, the Company entered into a short-term loan with Leo Edibles & Fats Limited in an amount not to exceed $1.27 million. The loan bears interest at 18% and is payable monthly.  The loans are repayable on demand by the lender or within one year from the date of issuance. The outstanding loan balances as of December 31, 2024 mature on various dates during the fourth quarter of 2025. As of December 31, 2024 and 2023, the Company had outstanding balances of $5.1 million and $3.8 million, respectively, under these agreements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis Biogas 1 LLC Term Loan. On  October 4, 2022, the Company entered into a Construction Loan Agreement (“AB1 Construction Loan”) with Greater Nevada Credit Union (“GNCU”). Pursuant to the AB1 Construction Loan, the lender made available an aggregate principal amount of $25 million, secured by all personal property collateral and real property collateral of Aemetis Biogas 1 LLC. Effective as of December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan"). The AB1 Term Loan is secured by all personal property collateral and real property collateral of Aemetis Biogas 1 LLC. It bears interest at a rate of 9.25% per annum, to be adjusted every five years to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or (ii) the index floor. Other material terms of the loan include: (i) payments of interest only to be paid in monthly installments beginning January 22, 2024, (ii) payments of equal combined monthly installments of principal and interest beginning on January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of both December 31, 2024 and December 31, 2023, the Company had $25.1 million in outstanding principal and interest under the AB1 Term Loan.

Aemetis Biogas 2 Construction and Term Loan. On July 28, 2023, the Company entered into a Construction and Term Loan Agreement (“AB2 Loan") with Magnolia Bank, Incorporated. Pursuant to the AB2 Loan, the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal property collateral and real property collateral of Aemetis Biogas 2 LLC. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) payments of interest only to be paid in monthly installments beginning August 15, 2023, (ii) payments of equal combined monthly installments of principal and interest beginning on August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of  December 31, 2024 and December 31, 2023, the Company had $23.9 million and $16.8 million, respectively, outstanding and unamortized discount issuances costs of $0.8 million and $0.8 million, respectively, under the AB2 Loan.

Jessup land acquisition notes. In connection with the Company's acquisition of land in November 2024, the Company entered into two installment note agreements with private lenders totaling $840 thousand with interest accruing at 11.99%. As of  December 31, 2024 the company owed $840 thousand on these notes.

Financing Agreement for capital expenditures.  In 2018, the Company entered into an agreement with Mitsubishi Chemical America, Inc. (“MCA”) to purchase certain equipment to conserve energy at the Keyes Plant. The Company is no longer operating the equipment, and in June 2024, entered into an Agreement with MCA to amicably resolve all differences and terminate the 2018 equipment purchase agreement. As a result, the Company derecognized $9.6 million in net property, plant, and equipment; $3.6 million in long-term liabilities; $2.2 million in short-term liabilities and $0.2 million in accounts payable from its consolidated condensed balance sheet. The derecognition resulted in a net $3.6 million loss that is included in selling, general and administrative expense on the consolidated condensed statement of operations for the year ended  December 31, 2024.

Maturity Date Schedule

Scheduled debt repayments for the Company’s loan obligations by year are as follows:

Twelve months ended December 31,	Debt Repayments
2025	$90,534
2026	193,886
2027	8,401
2028	3,487
2029	1,376
Thereafter	43,198
Total debt	340,882
Debt issuance costs	(2,821)
Total debt, net of debt issuance costs	$338,061

6. Leases

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The components of lease expense and sublease income is as follows:

	Twelve Months Ended December 31,
	2024	2023
Operating lease cost
Operating lease expense	$764	$722
Short term lease expense	95	223
Variable lease expense	90	93
Total operating lease cost	$949	$1,038

Finance lease cost
Amortization of right-of-use assets	$120	$121
Interest on lease liabilities	345	340
Total finance lease cost	$465	$461

Cash paid for amounts included in the measurement of lease liabilities:

	Twelve Months Ended December 31,
	2024	2023
Operating cash flows used in operating leases	$791	$668
Operating cash flows used in finance leases	345	340
Financing cash flows used in finance leases	179	428

Supplemental non-cash flow information related to the operating ROU asset and lease liabilities for the year ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
	2024	2023
Operating leases
Accretion of the lease liability	$327	$249
Amortization of right-of-use assets	437	293

Weighted Average Remaining Lease Term
Operating leases (in years)	8.0	4.2
Finance leases (in years)	12.2	13.0

Weighted Average Discount Rate
Operating leases	13.7%	14.1%
Finance leases	13.3%	13.2%

Supplemental balance sheet information related to leases was as follows:

	As of
	December 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$2,237	$2,056

Current portion of operating lease liability	534	406
Long term operating lease liability	1,809	1,783
Total operating lease liabilities	2,343	2,189

Finance leases
Property and equipment, at cost	$2,889	$2,889
Accumulated depreciation	(349)	(228)
Property and equipment, net	2,540	2,661

Other current liability	244	30
Other long term liabilities	2,639	2,687
Total finance lease liabilities	2,883	2,717

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Maturities of lease liabilities were as follows:

Year Ended December 31,	Operating leases	Finance leases

2025	$814	$168
2026	709	145
2027	708	145
2028	335	145
2029	63	145
There after	1,203	9,960
Total lease payments	3,832	10,708
Less imputed interest	(1,489)	(7,825)
Total lease liability	$2,343	$2,883

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

The components of lease income for the years ended  December 31, 2024 and 2023, were as follows:

	December 31, 2024	December 31, 2023
Lease income	$2,196	$2,075

Future lease commitments to be received by the Company as of  December 31, 2024, are as follows:

Year ended December 31,
2025	$1,477
2026	1,476
2027	1,366
2028	1,280
2029	1,259
There after	158
Total future lease commitments	$7,016

7. Aemetis Biogas - Series A Preferred Financing and Variable Interest Entity

On December 20, 2018, Aemetis Biogas LLC ("ABGL") entered into a Series A Preferred Unit Purchase Agreement for the sale of Series A Preferred Units to Protair-X Technologies Inc., with Third Eye Capital acting as an agent. ABGL is authorized to issue 11,000,000 common units and 6,000,000 convertible, redeemable, secured, preferred membership units (the “Series A Preferred Units”). ABGL issued 6,000,000 common units to Aemetis, Inc. at a value of $5.00 per common unit, and 5,000,000 common units of ABGL are held in reserve as potential conversion units issuable to the Preferred Unit holder upon certain triggering events. From inception of the agreement through 2022, ABGL issued 6,000,000 Series A Preferred Units in exchange for $30.0 million in funding, reduced by a redemption of 20,000 Series A Preferred Units for $0.3 million. The original Preferred Unit Purchase Agreement included requirements for preference payments and mandatory redemption, in addition to several operating covenants.

Between inception and December 31, 2024, the agreement has been amended multiple times to extend the redemption date along with associated changes to key terms, with each modification treated as a troubled debt restructuring under ASC 470-60 with no gain or loss recorded. On November 6, 2024, ABGL entered into an agreement entitled Seventh Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Seventh Amendment") with an Effective Date of August 31, 2024, that provided, among other provisions, the requirement for ABGL to redeem all of the outstanding Series A Preferred Units by January 31, 2025, for an aggregate redemption price of $115.5 million. The PUPA Seventh Amendment further provided that if ABGL did not redeem the Series A Preferred Units by the redemption date, ABGL would enter into a credit agreement with Protair-X Technologies Inc. and Third Eye Capital effective as of February 1, 2025, and maturing January 31, 2026, in substantially the form attached to the PUPA Seventh Amendment and specified that entry of the credit agreement would satisfy the obligation to redeem the units. The credit agreement would bear an interest rate equal to the greater of (i) the prime rate plus 10.0% and (ii) 16.0%. We determined that Third Eye Capital provided a concession to redeem the preferred shares at lower effective borrowing rate than the credit agreement interest rate of the prior amendment rate. In accordance with the troubled debt restructuring provisions of ASC 470, we did not record any gain or loss from the entry of the PUPA Seventh Amendment and we began accreting the redemption price from a carrying value of $124.9 million to $137.9 million over the period ending January 31, 2026.

In March 2025, ABGL entered into an agreement entitled Eighth Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Eighth Amendment") with an Effective Date of January 31, 2025, that provides, among other provisions, the requirement for ABGL to redeem all of the outstanding Series A Preferred Units by April 30, 2025, for an aggregate redemption price of $114.8 million. The PUPA Eighth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair-X Technologies Inc. and Third Eye Capital effective as of May 1, 2025, and maturing April 30, 2026, in substantially the form attached to the PUPA Eighth Amendment and specifies that entry of the credit agreement will satisfy the obligation to redeem the Series A Preferred Units. The credit agreement would bear an interest rate equal to the greater of (i) the prime rate plus 10.0% and (ii) 16.0%.  We will evaluate the PUPA Eighth Amendment according to ASC 470. The Company recorded Series A Preferred Unit liabilities of $126.6 million and $113.2 million as long-term liabilities as of December 31, 2024 and 2023, respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional subordinated financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through the Company's ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. ABGL's total assets before intercompany eliminations as of  December 31, 2024 were $126.1 million which serve as collateral for the Series A Preferred Units.

8. Equity

Common Stock

The Company is authorized to issue 80 million shares of common stock, $0.001 par value per share.

Dividends

The Company has not declared or paid cash dividends on common stock. We currently expect to use future earnings to operate or expand our business and to reduce outstanding debt and therefore do not anticipate paying cash dividends in the foreseeable future. In addition, we currently have covenants in certain of our debt agreements that prohibit paying dividends without the consent of the applicable lender.

Preferred Stock

The Company is authorized to issue up to 65 million shares of preferred stock, $0.001 par value per share. Effective as of December 12, 2023, the Company converted all outstanding preferred stock to common stock. As a result, as of December 31, 2024 and 2023, the Company has no outstanding shares of preferred stock.

Convertible Securities

The following table shows the number of shares of common stock that could be issued pursuant to outstanding convertible securities:

	As of
	December 31, 2024	December 31, 2023

Common stock options and warrants	7,731	6,056
Debt with conversion feature at $30 per share of common stock	1,153	1,267
Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	8,884	7,323

9. Warrants to Purchase Common Stock

During 2024, the Company issued two subordinated lenders warrants exercisable for the purchase of 226,666 shares of common stock at an exercise price of $0.01 per share with a term of two years. These warrants were exercised in 2024 with a combination of cashless exercise and cash payments.

The following table shows the weighted average fair value calculations for warrants granted based on the listed weighted average assumptions:

Description	For the year ended December 31,
	2024	2023
Dividend-yield	0%	0%
Risk-free interest rate	4.50%	3.85%
Expected volatility	99.86%	117.90%
Expected life (years)	2	5
Exercise price per share	$0.01	$1.62
Market value per share on grant date	$4.05	$4.13
Fair value per share on grant date	$4.04	$3.92

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The following table summarizes warrant activity for the years ended  December 31, 2024 and 2023:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2022	355	$15.92	7.48
Granted	511	1.62
Exercised	(336)	0.83
Outstanding December 31, 2023	530	$11.70	5.77
Granted	226	0.01
Exercised	(226)	0.01
Outstanding December 31, 2024	530	$11.70	4.78

All of the above outstanding warrants are vested and exercisable as of December 31, 2024.

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

Pursuant to the 2019 Stock Plan, the company issued stock options to employees exercisable for 1.8 million and 1.3 million shares during the years ended  December 31, 2024 and 2023, each with a 10-year term and 3-year vesting schedule. The Company issued restricted stock award grants with immediate vesting to directors for 428 thousand shares and 244 thousand shares during the years ended  December 31, 2024 and 2023, respectively, with a weighted average fair value on date of grant of $ 3.10 and $ 3.75 per share, respectively for those same time periods. In 2024, the restricted stock award grants included 65 thousand shares issued to board members to satisfy accrued payables due for board fees, and the cost for those shares is not included in stock-based compensation expense.

The following table summarizes activity under the 2019 Stock Plan during 2023 and 2024:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2022	65	4,694	$4.63
Authorized	1,644	-	-
Options Granted	(1,278)	1,278	3.60
RSAs Granted	(244)	-	-
Exercised	-	(177)	1.83
Forfeited/expired	269	(269)	5.93
Balance as of December 31, 2023	456	5,526	$4.42
Authorized	1,740	-	-
Options Granted	(1,776)	1,776	3.10
RSAs Granted	(428)	-	-
Exercised	-	(15)	2.56
Forfeited/expired	86	(86)	6.89
Balance as of December 31, 2024	78	7,201	$4.06

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The following table summarizes vested and unvested option awards outstanding as of December 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value[1]
2024
Vested and Exercisable	5,245	$4.17	6.08	$4,021
Unvested	1,955	3.80	8.68	47
Total	7,201	$4.06	7.55	$4,068

2023
Vested and Exercisable	3,986	$3.58	6.47	$11,695
Unvested	1,540	6.55	8.67	1,621
Total	5,526	$4.42	7.04	$13,316

Note 1: Intrinsic value based on the $2.69 and $5.24 closing price of Aemetis, Inc. common stock on December 31, 2024 and 2023 respectively, as reported on the NASDAQ Exchange.

Inducement Equity Plan Options

In March 2016, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of 100,000 non-statutory stock options to purchase common stock. As of December 31, 2024, no options were outstanding under the Inducement Equity Plan. This plan was not approved by stockholders so is available only for grants to prospective employees.

Stock-based Compensation Expense

Stock-based compensation is accounted for in accordance with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors, and consultants based o n estimated fair value on the grant date. We estimate the fair value using the Black-Scholes option pricing model and recognize that fair value as an expense over the vesting period of each grant using the straight-line method. We only record compensation cost for vested options. The Black-Scholes valuation model for stock based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, expected dividends, and expected forfeitures. We use the simplified calculation of expected term described in SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Volatility is based on an average of the historical volatility of Aemetis, Inc. common stock during the period of time preceding the date of option issuance that matches the term of the option grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the treasury maturity term corresponding with the expected life of the option. We use an expected dividend yield of zero, as we do not anticipate paying any dividends in the foreseeable future. Expected forfeitures are assumed to be zero due to the small number of plan participants. To the extent actual forfeitures occur, the difference is recorded as an adjustment in the scheduled expense during the period of the forfeiture.

The weighted average fair value for options granted during the years ended 2024 and   2023 are based on the following assumptions:

Description	For the year ended December 31,
	2024	2023
Dividend-yield	0%	0%
Risk-free interest rate	3.93%	3.86%
Expected volatility	115.41%	124.62%
Expected life (years)	5.81	7.00
Market value per share on grant date	$3.10	$3.60
Fair value per share on grant date	$2.65	$3.29

For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense in the amount of $8.3 million, and $7.7 million, respectively. As of December 31, 2024, the Company had $ 4.5 million of total unrecognized compensation expense for employees that the Company will amortize over the remaining vesting period of each individual option grant.  The outstanding unvested options have a remaining weighted average vesting term of 1.7 years.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

11. Revenue and Accounts Receivable

California Ethanol: We sell most of our fuel ethanol segment products to J.D. Heiskell which sells them to third parties designated by us. We invoice J.D. Heiskell each business day with payment due upon invoicing, with no variable consideration, and no financing options. We record revenue as invoiced, which is when performance obligations have been met, and do not collect any advance payments for products at the ethanol segment, so there is no unearned revenue as of December 31, 2024. We also buy our corn feedstock from J.D. Heiskell, and J.D. Heiskell pays us the net balance between ethanol and other product sales and our corn purchases. We record the full purchase cost as costs of goods sold. There are no significant obligations for returns, refunds, or warranties in the ethanol segment.

Given the similarity of the individual sales transactions with J.D. Heiskell, we have assessed them as a portfolio of similar contracts. The performance obligation for ethanol is satisfied at the point in time of delivery of the physical product to our finished goods tank leased by J.D. Heiskell, at which point the customer has the ability to direct the use of the product and receive substantially all of the benefits, and the risk of loss passes to the customer, and thus we are the principal in the ethanol segment sales to J.D. Heiskell. The transaction price is determined based on daily market prices and quarterly contract pricing negotiated by Murex for its customers for ethanol and based on dry distillers' market and local demand by our marketing partner A.L. Gilbert Company (“A.L. Gilbert”) for WDG. The transaction price is allocated to one performance obligation. For the other ethanol segment products, our performance obligations are satisfied at the point in time when the product leaves the Keyes Plant premises on the transportation truck, at which point the customer has the ability to direct the use of the product and receive substantially all of the benefits, and the risk of loss passes to the customer.

The ethanol segment revenue for 2023 includes sales for seven out of twelve months due to an extended maintenance cycle from January to May of 2023 that included implementation of several important ethanol plant energy efficiency upgrades. Our decision to cease production was partly driven by the high natural gas prices in California during the period. After monitoring natural gas pricing and margin profitability, we decided to extend the maintenance cycle into the first and second quarters of 2023 and restarted the plant at the end of May 2023. Sales in 2024 represent production for the full twelve months.

The following table shows our sales in California Ethanol by product category:

California Ethanol	For the Year Ended December 31,
	2024	2023
Ethanol sales	$118,878	$78,403
Wet distiller's grains sales	36,214	21,963
Other sales	6,664	3,702
	$161,756	$104,068

California Dairy Renewable Natural Gas: Our facilities as of December 31, 2024 consist of eleven anaerobic digesters that process feedstock from dairies into biogas, a 36-mile collection pipeline leading to a central upgrading hub, and an interconnect to inject the gas into the utility natural gas pipeline for delivery to customers for use as transportation fuel.  We recognize revenue from gas sales concurrent with injection of gas into the pipeline, at which point the risk of loss transfers to the customer and our performance obligation has been met.  In connection with dispensing the RNG, we also generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard credits ("LCFS"). We began selling D3 RINs in the third quarter of 2023 and began selling LCFS credits in the first quarter of 2024. We recognize revenue from sales of D3 RINs and LCFS credits at the time we sell the credits. We record a liability for unearned revenue on the limited occasions in which the renewable natural gas segment receives payment from customers prior to the performance obligations being fulfilled. As of  December 31, 2024 and 2023, the company had $1.6 million and $0 as liabilities for unearned revenue, respectively, with the revenue for the 2024 balance recognized in January 2025 after the performance obligations were fulfilled.

Dairy Renewable Natural Gas	For the Year Ended December 31,
	2024	2023
Gas sales	$907	$981
LCFS credit sales	2,922	-
RIN sales	9,208	4,474
Total	$13,037	$5,455

India Biodiesel: We sell products pursuant to purchase orders (written or verbal) or by contract with governmental or international parties, in which performance is satisfied at the point in time when the physical product is delivered and accepted. Given that the contracts are sufficiently similar in nature, we have assessed these contracts as a portfolio of similar contracts as allowed under the practical expedient. Doing so does not result in a materially different outcome compared to individually accounting for each contract. All domestic and international deliveries are subject to certain specifications as identified in contracts. The transaction price is determined based on reference market prices for biodiesel, refined glycerin, and PFAD net of taxes. Transaction price is allocated to one performance obligation. The India segment records a liability for advance payments received from customers, and revenue is generally recognized shortly after each reporting period once performance obligations are fulfilled; the balance for unearned income at the India segment is not material to our company.

The following table shows our sales in India by product category:

India Biodiesel	For the Year Ended December 31,
	2024	2023
Biodiesel sales	$86,653	$74,503
Other sales	6,194	2,691
	$92,847	$77,194

Accounts receivable for all segments represent invoicing for products with varying payment terms, but with no variable consideration or financing. The opening balance of accounts receivable for all segments as of January 1, 2023, was $1.3 million, and the closing balances as of December 31, 2024 and 2023, were $1.8 million and $8.6 million, respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

12. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company procures whole yellow corn from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. Pursuant to a separate agreement entered in May 2023, J.D. Heiskell also purchases all of our ethanol and other products and sells them to marketing companies designated by us.  We have designated Murex to purchase and market ethanol and A.L. Gilbert to purchase and market WDG and corn oil. The Company’s relationships with J.D. Heiskell, Murex, and A.L. Gilbert are well established, and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching out to widespread customer base, managing inventory, and providing working capital relationships.

The following table summarizes the J.D. Heiskell purchase and sales activity during the years ended December 31, 2024 and 2023:

	As of and for the twelve months ended December 31,
	2024	2023
Ethanol sales	$116,236	$77,359
Wet distiller's grains sales	36,214	21,963
Corn oil sales	5,671	3,238
CDS sales	103	58
Corn purchases	130,439	83,128
Accounts receivable	25	1,073
Accounts payable	-	1,207

Ethanol and Wet Distillers Grains Marketing Arrangement.

On May 30, 2023 the Company suspended direct sales of ethanol to Murex for the duration of the Company's Working Capital agreement with J.D. Heiskell. While the direct sales to Murex are suspended, Murex remains as our marketing partner to market the ethanol we sell to J.D. Heiskell. The Company has a Wet Distillers Grains Marketing Agreement with A.L. Gilbert that automatically renews annually on December 31.

The agreements with J.D. Heiskell, Murex, and A.L. Gilbert include marketing and transportation services. For the years ended December 31, 2024 and 2023, the Company expensed marketing co sts of $2.6 million and $1.5 million, respectively, in connection with the marketing arrangements and these costs included in Selling, General, and Administration expense.

For the year ended December 31, 2024, the Company expensed $3.8 million in transportation costs related to sales of ethanol and $6.0 million related to sales of WDG. For the year ended  December 31, 2023, the Company expensed $1.7 million in transportation costs related to sales of ethanol, and $3.3 million related to sales of WDG. Transportation costs are included in costs of goods sold.

Supply Trade Agreement. On  July 1, 2022, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) pursuant to which Gemini supplies the Company with feedstock up to a credit limit of $12.7 million with collateral interest in inventories, current assets, and fixed assets. If the Company fails to pay an invoice within the ten-day credit period, the outstanding balance bears interest at 18%. The agreement matures in June 2025, and either party can terminate the agreement by giving one month's notice in writing. As of December 31, 2024 and 2023, the Company had accounts payable of $6.2 million and $0.0 million, respectively, under this agreement.

Natural Gas Purchase Agreement. As of December 31, 2024, we have forward purchase agreement in place to buy approximately 120 thousand MMBtu of natural gas at a fixed price of $5.29 per MMBtu through March 2025, and 120 thousand MMBtu of natural gas at a NYMEX index plus $2. The Company has elected to apply the normal purchases and normal sales scope exception under ASC 815, hence the natural gas purchased under this agreement is accounted for and included as cost of goods sold in the Company's financial statements.

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

The “California Dairy Renewable Natural Gas” reportable segment includes the production and sale of Renewable Natural Gas and associated environmental attributes.  It consists of anaerobic digesters located at dairies, a 36 mile biogas collection pipeline, a biogas upgrading hub that produces Renewable Natural Gas from biogas, and a pipeline interconnect.

The “India Biodiesel” reportable segment includes the Company’s 80 million gallon per year nameplate capacity biodiesel manufacturing plant in Kakinada India, and administrative offices in Hyderabad, India.

The Company has additional operating segments that were determined not to be reportable segments, including our key projects under development which consists of sustainable aviation fuel and renewable diesel production in Riverbank and Carbon Capture and Underground Sequestration wells in California.  Additionally, our corporate offices, Goodland Plant in Kansas, Riverbank Industrial Complex management, and our research and development facility in Minnesota are included in the “All Other” category.

For all segments, our Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM uses EBITDA to assess segment performance, which is derived from revenue less cost of goods sold and selling, general and administrative expenses. The CODM manages and allocates resources to the operations of each segment. This enables the CEO to assess the Company’s overall level of available resources and determine how best to deploy these resources for capital expenditures and other strategic opportunities that are in line with our long-term strategic goals. The CODM is regularly provided with consolidated revenues and expense information or forecasted expense information for the applicable reportable segments. The CODM does not review total assets by segment for purposes of assessing segment performance and these are not included in the tables below. The CODM assesses segment operation levels and allocates operating expenses accordingly to each segment, as indicated in the totals below.

The following tables summarize financial information by reportable segment for the years ended December 31, 2024 and 2023:

	For the year ended December 31, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$161,756	$13,037	$92,847	$-	$267,640
Gross profit (loss)	(13,792)	5,395	7,817	-	(580)

Net Income (Loss)	(50,874)	(9,101)	4,348	(31,910)	(87,537)
Interest expense including amortization of debt fees	31,159	3,045	1,108	11,309	46,621
Accretion and other expenses of Series A preferred units	-	12,698	-	-	12,698
Income tax expense (benefit)	(4,150)	(8,115)	1,426	7	(10,832)
Depreciation	4,211	3,079	818	233	8,341
Gain on extinguishment of debt	(162)	-	-	-	(162)
Loss on asset disposals	3,702	-	-	-	3,702
Stock-based compensation expense	-	-	-	8,314	8,314
Other amortization	46	-	-	-	46
EBITDA	(16,068)	1,606	7,700	(12,047)	(18,809)

Capital expenditures	1,399	15,376	1,506	1,973	20,254
Total assets	57,076	126,113	37,587	38,526	259,302

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

	For the year ended December 31, 2023
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$104,068	$5,455	$77,194	$-	$186,717
Gross profit (loss)	(6,602)	(331)	8,950	-	2,017

Net Loss	(42,433)	20,822	5,619	(30,428)	(46,420)
Interest expense including amortization of debt fees	25,258	2,809	447	11,005	39,519
Accretion and other expenses of Series A preferred units	-	25,313	-	-	25,313
Income tax expense (benefit)	-	(55,159)	1,416	7	(53,736)
Depreciation	3,995	2,116	576	246	6,933
Stock-based compensation expense	-	-	-	7,660	7,660
Other amortization	72	-	-	-	72
USDA Cash Grants	(1,774)	-	-	-	(1,774)
EBITDA	(14,882)	(4,099)	8,058	(11,510)	(22,433)

Capital expenditures	5,695	24,744	1,281	1,399	33,119
Total assets	67,991	92,794	34,769	47,852	243,406

California Ethanol: Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 98% and 100% of the Company’s California Ethanol segment revenues for the years ended December 31, 2024 and 2023, respectively.

California Dairy Renewable Natural Gas: Sales of renewable natural gas during the years ended  December 31, 2024 and 2023, were from sales to a single customer. We sold D3 RINs and LCFS credits to two other customers.

India Biodiesel: During the year ended  December 31, 2024, three biodiesel customers accounted for 40%, 32% and 21% of the Company’s India Biodiesel segment revenues. During the year ended  December 31, 2023, three biodiesel customers accounted for 47%, 25%, 23% of the Company’s India Biodiesel segment revenues.

14. Grants Received

California Energy Commission Low-Carbon Fuel Production Program. The Company has been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses the Company for costs to design, procure, and install processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. The Company has received $3.8 million from the LCFPP as of  December 31, 2024, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. In 2019, the Company was awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company received all the awarded grant proceeds as of the second quarter of 2021. In  October 2020, the Company was awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $6.8 million from the CDFA 2020 grant program as of December 31, 2024, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In  May 2019, the Company was awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with the Company’s expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, the Company must make a minimum of $7.9 million in matching contributions to the Riverbank project. The Company receives funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as the Company makes the minimum matching contribution. Given that the Company has not made the minimum matching contribution, the California Energy Commission did not extend the due date and would not move forward with this grant program. Given the nature of the project, the grant for reimbursement of capital expenditures of $1.7 million is presented with other current liabilities as of  December 31, 2024 and 2023.

U.S. Department of Food and Agriculture Forest Service Grant. Aemetis Advanced Products Keyes (“AAPK”) has been awarded $245 thousand in matching grants from the U.S. Department of Food and Agriculture Forest Service (“US Forest Service”) under the Wood Innovation and Community Wood program. The grant reimburses the Company for continued development of technologies and processes to valorize forest waste for the production of cellulosic ethanol.  AAPK has received all of the $245 thousand of the grant awarded by the US Forest Service as reimbursement for actual allowable program costs incurred through December 31, 2024.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

California Energy Commission Grant for Solar Microgrid, DSC and Battery Backup System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded an $8.0 million grant to design, construct and commission a grid-connected 1.56 MW photovoltaic microgrid and 1.25MW/2.5MWh Battery Energy Storage System integrated with an artificial intelligence-driven distributed control system (DCS). The grant requires $1.6 million in matching contributions which the Company has made. AAFK received $5.9 million in grant funds from this program as reimbursement for actual expenditures incurred through December 31, 2024. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Department of Forestry and Fire Protection Grant. AAPK has been awarded $2 million in matching grants from the CAL FIRE Business and Workforce Development Grant Program (“CAL Fire”) in  May 2022. This CAL Fire grant program reimburses AAPK for costs to design, construct, and commission a 2 million gallon per year cellulosic ethanol facility that will convert conifer biomass from forested regions of the Sierra Nevada into an ultra‐low carbon biofuel derived from 100% forest biomass (“CAL Fire Conversion Program”). AAPK must contribute $5.8 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the CAL Fire Conversion Program as reimbursement for actual costs through December 31, 2024.

California Department of Forestry and Fire Protection Grant. AAPK has been awarded $500 thousand in grants from CAL Fire in  May 2022. This CAL Fire grant program reimburses AAPK for costs to advance a new‐to‐the world technology that circumvents current limitations surrounding the extraction of cellulosic sugars by pioneering a novel route for deconstructing woody biomass using ionic liquids (“CAL Fire Extraction Program”). AAPK has received no grant funds from the CAL Fire Extraction Program as reimbursement for actual costs through  December 31, 2024.

U.S. Forest Service Community Wood Grant. Aemetis Advanced Products Riverbank (“AAPR”) has been awarded $642 thousand in matching grants from the U.S Forest Service Wood Innovations Program (“USFS”) in  May 2022. The USFS grant program reimburses AAPR for costs to design, construct, and commission a plant to produce cellulosic ethanol using preliminary research and development in partnership with the Joint Bioenergy Institute (JBEI). USFS grant funds will be used to complete the FEL-3 design phase of the entire process, construct a biomass pretreatment unit to extract sugars at the Aemetis Riverbank site and ferment sugars into ethanol at the Keyes Plant. AAPR must contribute $2.4 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the USFS grant program as reimbursement for actual costs through  December 31, 2024.

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

California Energy Commission Grant for Mechanical Vapor Recompression System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded a $6.0 million grant to design, construct and commission a mechanical vapor recompression (MVR) system. The additional evaporation stages will eliminate natural gas consumption and related greenhouse gas emissions in the evaporation portion of the process by installing metering equipment and software to monitor and optimize the plant’s energy consumption. The MVR system will compress vapor to a higher pressure and temperature so that it can be recycled multiple times as steam heat in the evaporation process, which will dramatically reduce natural gas use. The grant requires $5.3 million in matching contributions. AAFK has received $3.9 million from this program as reimbursement for actual expenditures incurred through  December 31, 2024. Due to the uncertainty associated with the approval process under the grant program, the Company will recognize future grant proceeds received as a reduction of costs in the period when payment is received.

Pacific Gas and Electric SEM Manufacturer’s Incentive Program. Since entering the SEM program in 2019, AAFK has been awarded $1.1 million in potential benefits through incentive payments and reduced utility costs. Aemetis has installed energy efficient equipment throughout the Keyes facility as a requirement, and Third-Party consultants verify natural gas reductions for PG&E. To date, Aemetis has received $504 thousand in direct incentive payments, with and estimated $131 thousand to be paid in early 2025, and the remaining amount to be realized in utility cost savings.

15. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $1.2 million in connection with employment agreements, bonus awards, expense reimbursements, and guarantee fees in connection with McAfee Capital's guarantees of the Company's indebtedness with Third Eye Capital as of December 31, 2024. The total balance accrued was $0.9 million as of December 31, 2023.

16. Income Tax

The Company files a consolidated federal income tax return including all its domestic subsidiaries except for Aemetis Biogas LLC, which files its own returns. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Components of tax expense consist of the following:

	2024	2023
Current:
Federal	$(12,276)	$(55,164)
State and Local	18	13
Foreign	1,467	1,489
	(10,791)	(53,662)

Deferred:
Foreign	(41)	(74)
Income tax benefit	$(10,832)	$(53,736)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Company records deferred tax liability in other long term liabilities in the Consolidated Balance Sheets. The deferred tax liability resulted as India subsidiary had income for the year ended  December 31, 2024. U.S. loss and foreign income (loss) before income taxes are as follows:

	Year Ended December 31,
	2024	2023

United States	$(104,143)	$(107,191)
Foreign	5,774	7,035
Pretax loss	$(98,369)	$(100,156)

Income tax benefit differs from the amounts computed by applying the statutory U.S. federal income tax rate (21%) to loss before income taxes as a result of the following:

	Year Ended December 31,
	2024	2023
Income tax benefit at the federal statutory rate	$(20,658)	$(21,033)
State tax benefit	(16,360)	(999)
Sale of tax credits	(12,276)	(55,164)
Foreign tax differential	214	11
Stock-based compensation	629	2,048
Interest Expense	92	92
Prior year true-ups	5,143	(18,031)
Other	38	67
Credits	(2,597)	(869)
Valuation Allowance	34,943	40,142
Income Tax Benefit	$(10,832)	(53,736)
Effective Tax Rate	11.01%	53.65%

The components of the net deferred tax asset or (liability) are as follows:

	Year Ended December 31,
	2024	2023
Deferred Tax Assets
Organizational Costs, Start-up and Intangible Assets	$13,998	$34,217
Stock Based Compensation	2,003	1,239
NOLs, Unabsorbed Depreciation and R&D Credits C/F's	96,990	67,621
Interest expense carryover	36,867	29,066
Ethanol Credits	1,500	1,500
Investment Credits	3,393	-
Carbon Oxide Sequestration Credit	9,277	6,696
Accrued Expenses	3,581	2,249
Operating Lease Liability	1,342	1,282
Fixed Asset Grants	5,226	-
Other, net	512	248
Total Deferred Tax Assets	174,689	144,118
Valuation Allowance	(170,298)	(135,354)
Net Deferred Tax Assets	4,391	8,764

Deferred Tax Liabilities
Right of Use Asset	(1,211)	(1,230)
Property, Plant & Equipment	(3,874)	(8,266)
Other, net	-	(3)
Total Deferred Tax Liabilities	(5,085)	(9,499)
Net Deferred Tax Liabilities	$(694)	$(735)

Based on the Company’s evaluation of current and anticipated future taxable income, the Company believes it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets. The $0.7 million deferred tax liability is recorded in other long-term liabilities on the balance sheet.

We do not provide for U.S. income taxes for any undistributed earnings of the Company’s foreign subsidiaries, as the Company considers these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss. At December 31, 2024 and 2023, these undistributed earnings totaled $6.5 million and $1.3 million, respectively. If any earnings were distributed, some countries may impose withholding taxes. However, due to the Company’s overall deficit in foreign cumulative earnings and its U.S. loss position, the Company does not believe a material net unrecognized U.S. deferred tax liability exists.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. The Company periodically analyzes and adjusts amounts recorded for the Company’s uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2024, the Company’s uncertain tax positions were not significant for income tax purposes.

The following table describes the open tax years, by major tax jurisdiction, as of December 31, 2024:

United States — Federal	2007 – present
United States — State	2008 – present
India	2013 – present
Mauritius	2006 – present

As of December 31, 2024, the Company had U.S. federal NOL carryforwards of approximately $323.0 million and state NOL carryforwards of approximately $408.0 million. As of December 31, 2024, the federal NOLs of $188.0 million and the state NOLs of $408.0 million expire on various dates between 2027 and 2042. Due to the 2017 U.S. Tax Reform, U.S. federal NOLs post 2017 in the amount of $135.0 million have no expiration date.

The Company also has approximately $1.5 million of alcohol and cellulosic biofuel credit carryforwards and investment credits of $3.4 million. The company also has $9.3 million of carbon oxide sequestration credit carryforwards and $0.3 million of R&D tax credit carryforwards. The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2043. The state net operating loss carryforwards expire on various dates between 2027 through 2042. Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by US statute regarding net operating loss carryovers and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. As of  December 31, 2024, the Company's India subsidiary had no loss carryforwards.

17. Subsequent Events

Subordinated Notes

On January 1, 2025, the maturity dates on two accredited investor's Subordinated Notes were extended until June 30, 2025, subject to acceleration on an Event of Default, including failure to pay interest or principal when due and breaches of note covenants. A $90 thousand and $250 thousand extension fee was paid by adding the fee to the principal balances of the Subordinated Notes, and Aemetis issued the lenders warrants exercisable for 113 thousand shares of common stock with a term of two years and an exercise price of $0.01 per share. The warrants have been fully exercised.

Investment Tax Credits

In December 2024, the Company entered into an agreement to sell Investment Tax Credits ("ITCs") to a third party, with separate fundings expected in January and February 2025.  In January 2025, we received the initial sale proceeds of $12.3 million, and we received an additional of $7.1 million in February 2025. We used the net proceeds, after paying transaction expenses, to pay certain debt and fee obligations to Third Eye Capital.

PUPA Extension

On March 12, 2025, ABGL entered into an agreement entitled Eighth Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Eighth Amendment") with an Effective Date of January 31, 2025, that provides, among other provisions, the requirement for ABGL to redeem all of the outstanding Series A Preferred Units by April 30, 2025, for an aggregate redemption price of $114.8 million. The PUPA Eighth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair-X Technologies Inc. and Third Eye Capital effective as of May 1, 2025, and maturing April 30, 2026, in substantially the form attached to the PUPA Eighth Amendment and specifies that entry of the credit agreement will satisfy the obligation to redeem the units. The credit agreement would bear an interest rate equal to the greater of (i) the prime rate plus 10.0% and (ii) 16.0%.  The PUPA Eighth Amendment is attached as Exhibit 10.52 and this summary description is qualified by the terms of the attached Exhibit 10.52.

Fuels Revolving Line Amendment

On March 12, 2025, Goodland Advanced Fuels, Inc. and  Aemetis Carbon Capture, Inc. entered into an agreement entitled “Amendment and Waiver No. 6 to Credit Agreement” with Third Eye Capital Corporation to amend the existing Amended and Restated Credit Agreement to (i) replace the Fuels Revolving Line maturity date of March 1, 2025, with a new provision that makes the Fuels Revolving Line due on demand of the lender, and (ii) changes the interest rate for the Fuels Revolving Line to the greater of prime rate plus 11% or 15%. The Amendment is attached as Exhibit 10.66 and this summary description is qualified by the terms of the attached Exhibit 10.66.

Fuels Revolving Line Promissory Note

On March 12, 2025, Goodland Advanced Fuels, Inc. and Aemetis Carbon Capture, Inc. (collectively, the “Borrowers”) entered into a Promissory Note with Third Eye Capital Corporation that provides the Borrowers a credit commitment up to $10 million for the Borrowers to use for payment of outstanding interest and fees owed under the Amended and Restated Credit Agreement previously entered between the same parties. If the Borrowers draw on the note, the outstanding principal would accrue interest at 24% per annum. The Promissory Note has a maturity date of April 1, 2026, and is secured by a substantial part of the assets of the Company. The Promissory Note is attached as Exhibit 10.67 and this summary description is qualified by the terms of the attached Exhibit 10.67.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

18.  Liquidity

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. As a result of negative capital, negative operating results, and collateralization of a substantial portion of our assets, we have been reliant on our senior secured lender to provide extensions to the maturity dates of its debt and loan facilities, and have been required to remit excess cash from operations and tax credit sales to our senior secured lender. In order to meet our obligations during the next twelve months, we will need to refinance debt with our senior lender for amounts becoming due in the next twelve months or receive the continued cooperation of our senior lender. While we believe our India biodiesel and California RNG businesses will generate positive cash flow from operations and reduce cash demands and allows payments against other obligations, we will also continue to sell equity through our at-the-market registration and pursue the following strategies to improve liquidity:

For the Keyes Plant, we plan to operate the plant and continue to improve its financial performance by adopting new technologies or process changes that allow for energy efficiency, cost reduction, or revenue enhancements, as well as execute upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon emissions, and overall margin improvement.

For Aemetis Biogas, we plan to operate our existing biogas digesters to produce and sell Renewable Natural Gas and the associated environmental attributes. We are continuing to build new dairy digesters and pipeline extensions that generate new and growing sources of revenue and cash.  We also expect revenue to increase as the California Air Resource Board validates our LCFS pathway applications. We are seeking debt from a variety of sources to continue the construction of additional digesters.

For the Kakinada Plant, we plan to continue to sell our biodiesel to OMCs pursuant to cost-plus contracts. We are also continuing to upgrade the plant to increase feedstock flexibility (and thereby lower feedstock costs), increase production capacity, and produce new products. Additionally, we have hired a new executive team to help execute on a potential public stock offering of our India subsidiary and to develop plans for additional growth.

We plan to continue to locate funding for existing and new business opportunities through a combination of working with our senior lender, restructuring or refinancing existing loan agreements, entering into additional debt agreements for specific projects, and obtaining project specific equity and debt for development projects, and obtaining additional debt from the current EB-5 Phase II offering.

After consideration of our strategies and the uncertainty as to whether certain elements will ultimately be implemented or effective, and considering our need to secure additional financing, substantial doubt about the Company's ability to continue as a going concern remains.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2024.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that, although remediation plans were initiated to address the material weaknesses over financial reporting as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, IT general controls along with certain internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met, and our CEO and CFO have concluded that our disclosure controls and procedures are ineffective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Based on the results of management’s assessment and evaluation we have determined that our internal control over financial reporting was ineffective due to the following material weaknesses:

1.

Not maintaining sufficient information and documentation related to the performance of our technology general controls (ITGCs).  As a result of the pervasive impact of these controls, automated and manual business process controls that are dependent on ITGCs were ineffective.

2.

Our India Biodiesel segment did not consistently maintain sufficient documentation to evidence the performance, review and authorization of controls.  As a result of these deficiencies, we concluded that controls at the business unit were ineffective.

Management has analyzed the material weaknesses and performed additional analysis and procedures in preparing our consolidated financial statements. We have concluded that our consolidated financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented.

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting during the years ended December 31, 2024.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In the year ending December 31, 2023, we had the following material weakness:

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

In 2024, we enhanced the accounting and finance function through the addition of newly hired team members and training of existing team members.   We currently have four CPAs on staff in various capacities.  These additions and training allowed for our reviews and documentation to be timely and comprehensive.  As of December 31, 2024 this material weakness has been deemed remediated.

There are, however, inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected. While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement and diligent review of our internal controls over financial reporting.

Our independent registered public accounting firm, RSM US LLP, has issued an audit report on the effectiveness of our internal control over financial reporting and their report is included herein.

Item 9B.  Other Information.

(a) Current Reports

Item 1.01 Entry into a Material Definitive Agreement.

On March 12, 2025, ABGL entered into an agreement entitled Eighth Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Eighth Amendment") with an Effective Date of January 31, 2025, that provides, among other provisions, the requirement for ABGL to redeem all of the outstanding Series A Preferred Units by April 30, 2025, for an aggregate redemption price of $114.8 million. The PUPA Eighth Amendment is attached at Exhibit 10.52 to this Form 10-K and is described in the notes to the Financial Statements in Item 8 of this Form 10-K under Note 9 Aemetis Biogas LLC – Series A Preferred Financing and Note 15 Subsequent Events. This description is a summary only and is qualified by the text of the attached Exhibit 10.52.

On March 12, 2025, Goodland Advanced Fuels, Inc. and Aemetis Carbon Capture, Inc. entered into an agreement entitled “Amendment and Waiver No. 6 to Credit Agreement” with Third Eye Capital Corporation to amend the existing Amended and Restated Credit Agreement to (i) replace the Fuels Revolving Line maturity date of March 1, 2025, with a new provision that makes the Fuels Revolving Line due on demand of the lender, and (ii) changes the interest rate for the Fuels Revolving Line to the greater of prime rate plus 11% or 15%. The Amendment is attached as Exhibit 10.66 to this Form 10-K and is also described in the notes to the Financial Statements in Item 8 of this Form 10-K under Note 5 Debt and Note 15 Subsequent Events. This description is a summary only and is qualified by the text of the attached Exhibit 10.66.

On March 12, 2025, Goodland Advanced Fuels, Inc. and Aemetis Carbon Capture, Inc. (collectively, the “Borrowers”) entered into a Promissory Note with Third Eye Capital Corporation that provides a credit commitment up to $10 million for the Borrowers to use for payment of outstanding interest and fees owed under the Amended and Restated Credit Agreement previously entered between the same parties. The note would accrue interest at 24% per annum on outstanding principal, have a maturity date of April 1, 2026, and is secured by a substantial part of the assets of the Company. The Promissory Note is attached as Exhibit 10.67 to this Form 10-K and is also described in the notes to the Financial Statements in Item 8 to this Form 10-K under Note 15 Subsequent Events. This description is a summary only and is qualified by the text of the attached Exhibit 10.67.

(b) Adoption and Termination of Rule 10b5-1 Stock Trading Plans by Officers and Directors

On December 17, 2024, Andrew B. Foster, Executive Vice President and Chief Operating Officer of the Company, adopted a Rule 10b5-1 Trading Plan that (i) took effect February 14, 2025, (ii) has a term lasting until March 17, 2026, (iii) provides for the sale of up to 447,834 shares of common stock to be issued upon exercise of options currently held by Mr. Foster, (iv) contains multiple limit orders designating the minimum prices upon which sales may occur, and (v) is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Foster's newly adopted Rule 10b5-1 Trading Plan replaces a previously adopted plan that expired on December 31, 2024. No shares were transacted under the expired plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Governance.

The information required by this Item 10 will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2024, and is incorporated herein by reference.

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

Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3(i)	Certificate of Incorporation	8-K	001-35475	3.1	Nov. 2, 2021
3(ii)	Amended and Restated Bylaws	8-K	001-35475	3.1	Aug. 30, 2023
10.1	Amended and Restated 2019 Stock Plan	14A	001-36475		July 23, 2021
10.2	Executive Employment Agreement, dated April 25, 2020, with Eric A. McAfee	8-K	001-36475	10.1	Apr. 28, 2020
10.3	Executive Employment Agreement, dated April 25, 2020, with Todd Waltz	8-K	001-36475	10.2	Apr. 28, 2020
10.4	Executive Employment Agreement, dated April 25, 2020, with Andrew Foster	8-K	001-36475	10.3	Apr. 28, 2020
10.5	Executive Employment Agreement, dated April 25, 2020, with Sanjeev Gupta	8-K	001-36475	10.4	Apr. 28, 2020
10.6	Employment Agreement, dated August 28, 2023, with J. Michael Rockett.	8-K	001-36475	10.1	Aug. 28, 2023
10.7	Amended and Restated Note Purchase Agreement, dated July 6, 2012, among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.8	Amended and Restated Guaranty, dated July 6, 2012, among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.9	Amended and Restated Security Agreement, dated July 6, 2012, among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012
10.10	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Oct. 23, 2012
10.11	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Mar. 11, 2013
10.12	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Apr. 16, 2013
10.13	Amendment No. 4 to Amended and Restated Note Purchase Agreement dated as of April 19, 2013, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, and Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K/A	000-51354	10.2	May 14, 2013
10.14	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013, by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	July 31, 2013
10.15	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Nov. 1, 2013

10.16	Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	001-36475	10.1	Mar. 31, 2014
10.17	Limited Waiver and Amendment No. 8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q/A	001-36475	10.1	Nov. 13, 2014
10.18	Limited Waiver and Amendment No. 9 to Amended and Restated Note Purchase Agreement, dated as of March 12, 2015, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10K	001-36475	10.1	Mar. 12,2015
10.19	Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30, 2015, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	001-36475	10.1	May 7, 2015
10.20	Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 7, 2015).	10-Q	001-36475	10.1	Nov. 5, 2015
10.21	Limited Waiver and Amendment No. 12 to Amended and Restated Note Purchase Agreement, dated as of March 21, 2016, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.68	Mar. 28, 2016
10.22	Limited Waiver and Amendment No. 13 to Amended and Restated Note Purchase Agreement, dated as of March 1, 2017, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.7	Mar. 16, 2017
10.23	Limited Waiver and Amendment No. 14 to Amended and Restated Note Purchase Agreement, dated as of March 27, 2018, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.71	Mar. 27, 2018
10.24	Limited Waiver and Amendment No. 15 to Amended and Restated Note Purchase Agreement, dated as of March 11, 2019, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.74	Mar. 14, 2019
10.25	Limited Waiver and Amendment No. 17 to Amended and Restated Note Purchase Agreement, dated as of August 11, 2020, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-Q	001-36475	10.1	Aug. 13, 2020
10.26	Limited Waiver and Amendment No. 18 to Amended and Restated Note Purchase Agreement, dated as of November 5, 2020, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-Q	001-36475	99.1	Nov. 12, 2020

10.27	Limited Waiver and Amendment No. 19 to Amended and Restated Note Purchase Agreement, dated as of March 14, 2021, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund and Ninepoint.	10-K	001-36475	10.8	Mar. 14, 2021
10.28	Limited Waiver and Amendment No. 20 to Amended and Restated Note Purchase Agreement, dated as of August 9, 2021, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Ninepoint Third Eye Capital Private Credit Fund.	10-Q	001-36475	10.1	Aug. 12, 2021
10.29	Limited Waiver and Amendment No. 22 to Amended and Restated Note Purchase Agreement dated as of March 8, 2022, by and Among Aemetis Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund- Insight Fund, and Ninepoint Third Eye Capital Private Credit Fund.	10-K	001-36475	10.94	Dec. 31, 2021
10.30	Limited Waiver and Amendment No. 23 to Amended and Restated Note Purchase Agreement, dated as of May 11, 2022, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-Q	001-36475	10.1	May 16, 2022
10.31	Limited Waiver and Amendment No. 24 to Amended and Restated Note Purchase Agreement, dated as of August 8, 2022, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-Q	001-36475	10.1	Aug. 8, 2022
10.32	Limited Waiver and Amendment No. 25 to Amended and Restated Note Purchase Agreement, dated as of March 6, 2023, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-K	001-36475	10.101	Mar. 9, 2023
10.33	Sixth Amended and Restated Promissory Note, dated as of March 6, 2023, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation including Third Eye Capital Management Inc.	10-K	001-36475	10.100	Mar. 9, 2023
10.34	Limited Waiver and Amendment No. 26 to Amended and Restated Note Purchase Agreement, dated as of May 4, 2023, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-Q	001-36475	10.1	May 5, 2023
10.35	Limited Waiver and Amendment No. 27 to Amended and Restated Note Purchase Agreement, dated as of May 16, 2023, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, Ninepoint – TEC Private Credit Fund, Ninepoint – TEC Private Credit Fund II, and MBI/TEC Private Debt Open-End Trust Fund.	10-Q	001-36475	10.1	Aug. 4, 2023
10.36	Limited Waiver and Amendment No. 28 to Amended and Restated Note Purchase Agreement, dated as of March 25, 2024, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation	10-K	001-36475	10.36	Mar. 29, 2024
10.37	Seventh Amended and Restated Promissory Note, dated March 25, 2024, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation; and Third Eye Capital Management Inc.	10-K	001-36475	10.37	Mar. 29, 2024
10.38	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012, and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	001-36475	10.3	Oct. 23, 2012

10.39	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	001-36475	10.4	Oct. 23, 2012
10.40	Amended and Restated Aemetis Keyes Corn Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	001-36475	10.2	May 23, 2013
10.41	Second Amendment to the Amended and Restated Aemetis Keyes Grain Procurement and Working Capital Agreement, dated as of May 25, 2023, by and between J.D. Heiskell Holdings, LLC and Aemetis Advanced Fuels Keyes, Inc.	8-K	001-36475	10.1	May 26, 2023
10.42	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	001-36475	10.1	May 23, 2023
10.43	Second Amendment to the Amended and Restated Heiskell Purchase Agreement, dated as of May 25, 2023, by and between J.D. Heiskell Holdings, LLC and Aemetis Advanced Fuels Keyes, Inc.	8-K	001-36475	10.2	May 26, 2023
10.44	Second Amendment to the Keyes Ethanol and Corn Tank Lease, dated as of May 25, 2023, by and between J.D. Heiskell Holdings, LLC and Aemetis Advanced Fuels Keyes, Inc.	8-K	001-36475	10.3	May 26, 2023
10.45	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	001-36475	10.66	Oct. 31, 2012
10.46	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	10-K	001-36475	10.67	Oct. 31, 2012
10.47	Waiver and Amendment to Series A Preferred Unit Purchase Agreement, dated as of August 8, 2022, by and among Aemetis Biogas LLC, Protair-X Americas, Inc., and Third Eye Capital Corporation.	10-Q	001-36475	10.2	Aug. 8, 2022
10.48	Second Waiver and Amendment to Series A Preferred Unit Purchase Agreement, dated as of February 6, 2023, by and among Aemetis Biogas LLC, Protair-X Americas, Inc. and Third Eye Capital Corporation.	8-K	001-36475	10.1	Feb. 6, 2023
10.49	Third Waiver and Amendment to Series A Preferred Unit Purchase Agreement, dated as of May 31, 2023, by and among Aemetis Biogas LLC, Protair-X Americas, Inc. and Third Eye Capital Corporation.	8-K	001-36475	10.1	July 5, 2023
10.50	Fourth Waiver and Amendment to Series A Preferred Unit Purchase Agreement, effective as of November 8, 2023, by and among Aemetis Biogas LLC, Protair X Americas, Inc., and Third Eye Capital Corporation.	10-Q	001-36475	10.1	Nov. 9, 2023
10.51	Fifth Waiver and Amendment to Series A Preferred Unit Purchase Agreement, effective as of February 8, 2024, by and among Aemetis Biogas LLC, Protair X Americas, Inc., and Third Eye Capital Corporation.	8-K	001-36475	10.1	Feb. 14, 2024
10.52	Eighth Waiver and Amendment to Series A Preferred Unit Purchase Agreement, effective as of January 31, 2025, by and among Aemetis Biogas LLC, Protair-X Technologies Inc. and Third Eye Capital Corporation.					X
10.53	Fuel Ethanol Purchase and Sale Agreement, effective as of June 9, 2021, by and between Aemetis Advanced Fuel Keyes, Inc. and Murex LLC.	8-K	001-36475	10.1	Jun. 14, 2021
10.54	Amendment No. 1 to the Fuel Ethanol Purchase and Sale Agreement, effective as of May 30, 2023, by and between Aemetis Advanced Fuel Keyes, Inc. and Murex LLC.	10-Q	001-36475	10.2	Aug. 4, 2023
10.55	Lease Disposition and Development Agreement, dated as of December 14, 2021, by and between Aemetis Properties Riverbank, Inc. and City of Riverbank, California	8-K	001-36475	10.2	Dec. 21, 2021
10.56	Guaranty Agreement, dated as of December 14, 2021, by and between Aemetis, Inc. and City of Riverbank, California	8-K	001-36475	10.3	Dec. 21, 2021
10.57	Real Estate Purchase and Sale Agreement, dated as of December 14, 2021, by and between Aemetis Properties Riverbank, Inc. and City of Riverbank, California	8-K	001-36475	10.4	Dec. 21, 2021
10.58	Amended and Restated Credit Agreement, dated as of March 2, 2022	8-K	001-36475	10.1	Mar. 4, 2022
10.59	Warrant to Purchase Stock, dated as of March 2, 2022 ("Fuels Revolving Line Warrant")	8-K	001-36475	4.1	Mar. 4, 2022
10.60	Warrant to Purchase Stock, dated as of March 2, 2022 ("Carbon Revolving Line Warrant")	8-K	001-36475	4.2	Mar. 4, 2022

10.61	Amended and Restated General Security Agreement, dated as of March 2, 2022	8-K	001-36475	10.2	Mar. 4, 2022
10.62	Intellectual Property Security Agreement Supplement, dated as of March 2, 2022	8-K	001-36475	10.3	Mar. 4, 2022
10.63	Third Amended and Restated Guaranty, dated as of March 2, 2022	8-K	001-36475	10.4	Mar. 4, 2022
10.64	Amended and Restated Pledge Agreement, dated as of March 2, 2022	8-K	001-36475	10.5	Mar. 4, 2022
10.65	Amendment and Waiver No. 2 to Credit Agreement, effective as of August 1, 2023, by and among Goodland Advanced Fuels, Inc., Aemetis Carbon Capture, Inc., and Third Eye Capital Corporation, as agent for MBI/TEC Private Debt Opportunities Fund II, LP, and acknowledged and agreed by the guarantors listed on the signature page thereto.	10-Q	001-36475	10.3	Aug. 4, 2023
10.66	Amendment and Waiver No. 6 to Credit Agreement, effective as of March 11, 2025, by and among Goodland Advanced Fuels, Inc., Aemetis Carbon Capture, Inc., and Third Eye Capital Corporation, as agent for MBI/TEC Private Debt Opportunities Fund II, LP, and acknowledged and agreed by the guarantors listed on the signature page thereto.					X
10.67	Promissory Note, dated March 11, 2025, issued by Goodland Advanced Fuels, Inc. and Aemetis Carbon Capture, Inc. to Third Eye Capital Corporation.					X
10.68	Construction and Term Loan Agreement, dated as of July 28, 2023, by and among Magnolia Bank Incorporated, Aemetis Biogas 2 LLC, and Aemetis Biogas Holdings LLC.	8-K	001-36475	10.1	July 31, 2023
10.69	Term Loan Agreement dated as of December 22, 2023, by and among Aemetis Biogas 1 LLC, Aemetis Biogas Holdings LLC, and Greater Nevada Credit Union.	8-K	001-36475	10.1	Dec. 29, 2023
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
19	Insider Trading Policy					X
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney (included on the signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-36475	97	Mar. 29, 2024
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Aemetis, Inc.

Date: March 14, 2025	By:	/s/ Eric A. McAfee
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric A. McAfee	Chair of the Board and Chief Executive Officer	March 14, 2025
Eric A. McAfee	(Principal Executive Officer and Director)

/s/ Todd A. Waltz	Chief Financial Officer	March 14, 2025
Todd A. Waltz	(Principal Financial Officer)

/s/ Francis P. Barton	Director	March 14, 2025
Francis P. Barton

/s/ Lydia I. Beebe	Director	March 14, 2025
Lydia I. Beebe

/s/ John R. Block	Director	March 14, 2025
John R. Block

/s/ Naomi L. Boness	Director	March 14, 2025
Naomi L. Boness

/s/ Timothy A. Simon	Director	March 14, 2025
Timothy A. Simon