Form 10-Q
period 2025-03-31
AEMETIS, INC
filed 2025-05-08
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the registrant’s Common Stock on April 30, 2025, was 55,369,358 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2025

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except for par value)

	March 31, 2025	December 31, 2024
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$499	$898
Accounts receivable ($98 and $57 respectively from VIE)	1,043	1,805
Inventories ($224 and $157 respectively from VIE)	22,930	25,442
Prepaid expenses ($32 and $85 respectively from VIE)	1,870	1,842
Tax credit sale receivable ($0 and $8,125 respectively from VIE)	-	12,300
Other current assets ($2 and $2 respectively from VIE)	2,151	2,409
Total current assets	28,493	44,696

Property, plant and equipment, net ($99,018 and $97,363 respectively from VIE)	199,435	199,392
Operating lease right-of-use ($627 and $648 respectively from VIE)	2,124	2,237
Other assets ($6,074 and $6,057 respectively from VIE)	12,466	12,977
Total assets	$242,518	$259,302

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($7,951 and $5,917 respectively from VIE)	$32,115	$33,139
Current portion of long term debt ($1,268 and $1,004 respectively from VIE)	93,669	63,745
Short term borrowings ($190 and $290 respectively from VIE)	25,878	26,789
Other current liabilities ($554 and $1,920 respectively from VIE)	22,939	20,295
Total current liabilities	174,601	143,968
Long term liabilities:
Senior secured notes and revolving notes	145,051	169,826
EB-5 notes	17,000	21,500
Other long term debt ($47,397 and $47,803 respectively from VIE)	54,693	56,201
Series A preferred units ($126,759 and $126,593 respectively from VIE)	126,759	126,593
Other long term liabilities ($474 and $475 respectively from VIE)	5,109	5,142
Total long term liabilities	348,612	379,262

Stockholders' deficit:
Common stock, $0.001 par value; 80,000 authorized; 54,042 and 51,139 shares issued and outstanding each period, respectively	54	51
Additional paid-in capital	313,075	305,329
Accumulated deficit	(587,471)	(562,942)
Accumulated other comprehensive loss	(6,353)	(6,366)
Total stockholders' deficit	(280,695)	(263,928)
Total liabilities and stockholders' deficit	$242,518	$259,302

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands except for loss per share)

	For the three months ended March 31,
	2025	2024
Revenues	$42,886	$72,634
Cost of goods sold	47,966	73,246
Gross loss	(5,080)	(612)

Selling, general and administrative expenses	10,475	8,850
Operating loss	(15,555)	(9,462)

Other expense (income):
Interest expense
Interest rate expense	11,018	9,092
Debt related fees and amortization expense	2,675	1,421
Accretion and other expenses of Series A preferred units	2,279	3,311
Other (income) expense	(215)	67
Loss before income taxes	(31,312)	(23,353)
Income tax (benefit) expense	(6,783)	878
Net loss	$(24,529)	$(24,231)

Other comprehensive loss
Foreign currency translation loss	13	(44)
Comprehensive loss	$(24,516)	$(24,275)

Net loss per common share
Basic	$(0.47)	$(0.58)
Diluted	(0.47)	$(0.58)

Weighted average shares outstanding
Basic	52,584	41,889
Diluted	52,584	41,889

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended March 31,
	2025	2024
Operating activities:
Net loss	$(24,529)	$(24,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	2,308	2,969
Depreciation	2,357	1,798
Debt related fees and amortization expense	2,675	1,421
Intangibles and other amortization expense	12	12
Accretion and other expenses of Series A preferred units	2,279	3,311
Changes in operating assets and liabilities:
Accounts receivable	751	(245)
Inventories	2,505	2,259
Prepaid expenses	(57)	929
Tax credit sale receivable	12,300	-
Other assets	516	(544)
Accounts payable	(650)	(3,236)
Accrued interest expense and fees	(206)	5,500
Other liabilities	(101)	(221)
Net cash provided by (used in) operating activities	160	(10,278)

Investing activities:
Capital expenditures	(1,825)	(3,583)
Grant proceeds and other reimbursements received for capital expenditures	-	1,900
Net cash used in investing activities	(1,825)	(1,683)

Financing activities:
Proceeds from borrowings	3,800	6,223
Repayments of borrowings	(5,181)	(411)
Payments on Series A preferred financing	(2,200)	-
Lender debt renewal and waiver fee payments	(295)	(750)
Payments on finance leases	(9)	(8)
Proceeds from sales of common stock	5,087	5,513
Proceeds from exercise of stock options	50	36
Net cash provided by financing activities	1,252	10,603

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6	15
Net change in cash, cash equivalents, and restricted cash for period	(407)	(1,343)
Cash, cash equivalents, and restricted cash at beginning of period	3,831	6,280
Cash, cash equivalents and restricted cash at end of period	$3,424	$4,937

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$10,302	$2,963
Income taxes paid	-	878
Supplemental disclosures of cash flow information, non-cash transactions:
Subordinated debt extension fees added to debt	340	340
Fair value of warrants issued to subordinated debt holders	304	593
Lender debt extension, waiver, and other fees added to debt	2,126	595
Cumulative capital expenditures in accounts payable	10,671	8,927

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the three months ended March 31, 2025
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2024	51,139	$51	$305,329	$(562,942)	$(6,366)	(263,928)

Issuance of common stock	2,739	3	5,084	-	-	5,087
Stock options exercised	51	-	50	-	-	50
Stock-based compensation	-	-	2,308	-	-	2,308
Issuance and exercise of warrants	113	-	304	-	-	304
Foreign currency translation loss	-	-	-	-	13	13
Net loss	-	-	-	(24,529)	-	(24,529)
Balance at March 31, 2025	54,042	54	$313,075	$(587,471)	$(6,353)	$(280,695)

For the three months ended March 31, 2024
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2023	40,966	$41	$264,058	$(475,405)	$(5,671)	$(216,977)
Issuance of common stock	1,523	2	5,511	-	-	5,513
Stock options exercised	14	-	36	-	-	36
Stock-based compensation	-	-	2,969	-	-	2,969
Issuance and exercise of warrants	113	-	593	-	-	593
Foreign currency translation gain	-	-	-	-	(44)	(44)
Net loss	-	-	-	(24,231)	-	(24,231)
Balance at March 31, 2024	42,616	$43	$273,167	$(499,636)	$(5,715)	$(232,141)

The accompanying notes are an integral part of the financial statements.

(Tabular data in thousands, except par value and per share data)

1. General

Nature of Activities

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the operation, acquisition, development, and commercialization of innovative technologies to produce low and negative carbon intensity renewable fuels that replace petroleum products and reduce greenhouse gas emissions. We do this by building a local circular bioeconomy using agricultural products and waste to produce low carbon, advanced renewable fuels that reduce greenhouse gas ("GHG") emissions and improve air quality. Our current operations include:

► California Ethanol – We own and operate a 65 million gallon per year capacity ethanol production facility in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. The Keyes Plant also sells CO₂ that is processed into commercial grade for use in food, beverage, and other industries. We are implementing several energy efficiency initiatives at the Keyes Plant focused on reducing operating costs and lowering the carbon intensity of our ethanol to increase revenues.

► California Dairy Renewable Natural Gas – We produce Renewable Natural Gas (“RNG”) in central California. We currently have eleven anaerobic digesters that produce biogas from dairy waste, a 36-mile biogas collection pipeline leading to a central RNG production facility, and an interconnection to inject the RNG into the utility natural gas pipeline for delivery for use as transportation fuel. We are actively expanding our RNG production, with several additional dairy digesters under construction, agreements with a total of 50 dairies, and a completed environmental review for an additional 24 miles of biogas pipeline. We are also building our own RNG fuel dispensing station, which is planned to begin operating in 2025.

► India Biodiesel – We own and operate a plant in Kakinada, India (“Kakinada Plant”) with a capacity to produce about 80 million gallons per year of high-quality distilled biodiesel from a variety of vegetable oil and animal waste feedstocks. The Kakinada Plant is one of the largest biodiesel production facilities in India. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin that is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

In addition, we are actively growing our business by seeking to develop or acquire new facilities, including the following key projects:

► Sustainable Aviation Fuel and Renewable Diesel – We are developing a sustainable aviation fuel (“SAF”) and renewable diesel (“RD”) production plant to be located at the Riverbank Industrial Complex in Riverbank, CA. The plant is currently designed to produce 90 million gallons per year of RD or 78 million gallons per year of SAF from renewable vegetable and animal oils obtained from the Company’s other biofuels plants and other sources. The plant is designed to use low-carbon hydroelectric electricity and renewable hydrogen that will be generated from byproducts of SAF/RD production. We received the Use Permit and California Environmental Quality Act (CEQA) approvals for the development of the plant in September 2023 and the Authority to Construct air permits in March 2024. We are continuing with the engineering and other required development activities for the facility.

► Carbon Capture and Underground Sequestration – We are developing a Carbon Capture and Underground Sequestration (“CCUS”) facility, also to be located at the Riverbank Industrial Complex, that is designed to inject carbon dioxide more than one mile underground for geologic storage to reduce greenhouse gas emissions to the atmosphere that contribute to global warming. In May 2023, the Company received a permit from the State of California to drill a geologic characterization well that will provide information required for the design and permitting of a CCUS well. The Company has completed the first phase of drilling for the characterization well and plans to construct the characterization well in 2025. The Company is continuing engineering, permitting and other development activities for the permanent sequestration injection and monitoring wells.

The Company’s current and planned businesses produce renewable fuels and reduce emissions, generating revenues from biofuel sales, federal Renewable Fuel Standard ("RFS") credits, California Low Carbon Fuel Standard (“LCFS”) credits, and federal investment and production tax credits.

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Aemetis, Inc. and its subsidiaries. We consolidate all entities in which we have a controlling financial interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We consider Aemetis Biogas LLC ("ABGL") to be a VIE because the Company owns all of the outstanding common units of ABGL and is the primary beneficiary of ABGL's operations; accordingly, the assets, liabilities, and operations of ABGL and its subsidiaries are consolidated in these financial statements.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated condensed balance sheet as of  March 31, 2025, the consolidated condensed statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024, the consolidated condensed statements of cash flows for the three months ended March 31, 2025 and 2024, and the consolidated statements of stockholders’ deficit for the three months ended March 31, 2025 and 2024, are unaudited. The consolidated condensed balance sheet as of December 31, 2024, is derived from the 2024 audited consolidated financial statements and notes thereto.

The financial statements in this report should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our significant accounting policies disclosed in Note 1 - Nature of Activities and Summary of Significant Accounting Policies and other Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

(Tabular data in thousands, except par value and per share data)

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three months ended March 31, 2025 and 2024, have been prepared on the same basis as the audited consolidated statements as of and for the year ended  December 31, 2024 and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year, or any future periods.

Investment Tax Credits

In the first quarter of 2025 the Company sold to third-party purchasers certain transferrable Investment Tax Credits (ITCs) that had been generated by the Company from its investments in the California Dairy Renewable Natural Gas segment. The Company accounted for the ITC sales in accordance with ASC 740 by electing the flow-through method. For the three months ended March 31, 2025, the contractual net proceeds of the tax credits sales of $7.0 million are recorded as an income tax benefit.

2.  Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported in the consolidated balance sheet to the total of the same amounts shown in the statement of cash flows.

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$499	$898
Restricted cash included in other current assets	2	31
Restricted cash included in other assets	2,923	2,902
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$3,424	$3,831

Restricted cash shown in the table above includes amounts set aside pursuant to the Aemetis Biogas 1 LLC Term Loan Agreement and the Aemetis Biogas 2 LLC Construction and Term Loan Agreement for financing reserves and construction contingencies.

3. Inventories

Inventories consist of the following:

	As of
	March 31, 2025	December 31, 2024
Raw materials	$10,044	$12,529
Work-in-progress	1,440	1,683
Finished goods	11,446	11,230
Total inventories	$22,930	$25,442

As of  March 31, 2025 , and December 31, 2024 , the Company recognized a lower of cost or net realizable value adjustment  of $43 thousand and $112  thousand, respectively, related to inventory.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	March 31, 2025	December 31, 2024
Land	$8,643	$8,642
Plant and buildings	184,088	182,724
Furniture and fixtures	2,805	2,686
Machinery and equipment	5,905	5,721
Construction in progress	46,947	46,201
Property held for development	15,431	15,431
Finance lease right of use assets	2,889	2,889
Total gross property, plant & equipment	266,708	264,294
Less accumulated depreciation	(67,273)	(64,902)
Total net property, plant & equipment	$199,435	$199,392

For the three months ended March 31, 2025 and 2024, interest capitalized in property, plant and equipment was $1.0 million and $1.7 million, respectively.

(Tabular data in thousands, except par value and per share data)

Construction in progress includes biogas dairy digesters, the Riverbank sustainable aviation fuel and renewable diesel plant, carbon capture and underground sequestration facilities, and energy efficiency projects at the Keyes Plant. Property held for development is the partially completed Goodland Plant. Depreciation begins for each project when construction is complete and the project is placed into service, and is calculated using the straight-line method to allocate the depreciable amount over the estimated useful life of the applicable asset as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

For the three months ended March 31, 2025 and 2024, the Company recorded depreciation expense of $2.4 million and $1.8 million, respectively.

5. Debt

Debt consists of the following:

	March 31, 2025	December 31, 2024
Third Eye Capital term notes	$7,245	$7,212
Third Eye Capital revenue participation term notes	12,162	12,110
Third Eye Capital revolving credit facility	27,468	31,434
Third Eye Capital revolving notes Series B	72,003	68,476
Third Eye Capital acquisition term notes	26,854	26,788
Third Eye Capital Fuels Revolving Line	42,936	41,286
Third Eye Capital Carbon Revolving Line	26,668	26,302
Third Eye Capital short term promissory note	2,033	2,006
Biogas construction and term loans	48,096	48,235
Cilion purchase obligation	7,296	7,242
Subordinated notes	19,676	19,391
EB-5 promissory notes	39,115	41,615
Working capital loans	3,979	5,102
Term loans on capital expenditures	760	862
Total debt	336,291	338,061
Less current portion of debt	119,547	90,534
Total long term debt	$216,744	$247,527

Third Eye Capital Keyes Notes.  On July 6, 2012, Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), and Aemetis Facility Keyes, Inc. (“AFK”) entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Third Eye Capital Corporation ("Third Eye Capital"). Pursuant to the Note Purchase Agreement, Third Eye Capital, as administrative agent on behalf of several noteholders, extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to notes (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. On May 16, 2023, Third Eye Capital and the Company entered into a new Revolving Notes Series B agreement related to certain existing principal under the Revolving Credit Facility and for subsequent principal increases. The Term Notes, Revolving Credit Facility, Revolving Notes Series B, Revenue Participation Term Notes, and Acquisition Term Notes are referred to herein collectively as the "Third Eye Capital Keyes Notes." The Third Eye Capital Keyes Notes have been amended several times, and the current key terms are as follows:

A.

Term Notes. The Term Notes accrue interest at 14% per annum and mature on April 1, 2026. As of March 31, 2025, the Company had $7.3 million in principal and interest outstanding under the Term Notes and $67.5 thousand unamortized debt issuance costs.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at prime rate plus 13.75% (21.25% as of March 31, 2025) payable monthly in arrears and matures on April 1, 2026. As of March 31, 2025, the Company had $27.9 million in principal and interest and waiver fees outstanding and $0.4 million unamortized debt issuance costs under the Revolving Credit Facility.

C.

Revolving Notes Series B. The Revolving Notes Series B accrue interest at prime rate plus 13.75% (21.25% as of March 31, 2025) payable monthly in arrears and mature on April 1, 2026. As of March 31, 2025, the Company had $73.0 million in principal and interest and waiver fees outstanding and $1.0 million unamortized debt issuance costs under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Notes accrue interest at 5% per annum and mature on April 1, 2026. As of March 31, 2025, the Company had $12.3 million in principal and interest outstanding under the Revenue Participation Term Notes and $112.8 thousand unamortized debt issuance costs.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at prime rate plus 10.75% (18.25% as of March 31, 2025) and mature on April 1, 2026. As of March 31, 2025, the Company had $27.1 million in principal and interest and redemption fees outstanding under the Acquisition Term Notes and $262.5 thousand unamortized debt issuance costs. The outstanding principal balance includes a $7.5 million redemption fee which is not subject to interest.

(Tabular data in thousands, except par value and per share data)

The Third Eye Capital Keyes Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Notes allow the lender to accelerate the maturity in the event of a default that could reasonably be expected to have a material adverse effect on the Company, such as any change in the business, operations, or financial condition. The Company has evaluated the likelihood of such an acceleration event and determined such an event to not be probable in the next twelve months. The notes allow interest to be added to the outstanding principal balance. The notes are secured by first priority liens on all real and personal property of, assignment of proceeds from all government grants, and guarantees from the Company’s North American subsidiaries except for Aemetis Biogas LLC and its subsidiaries and contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company’s Chairman and CEO, provided a guaranty of payment and performance secured by all Company shares owned by McAfee Capital and additional assets, and Mr. McAfee has also provided a personal guaranty of up to $10 million plus a pledge of his ownership interest in several personal assets.

Third Eye Capital Credit Facilities for Fuels and Carbon Revolving Lines. On March 2, 2022, Goodland Advanced Fuels, Inc. ("GAFI") and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital, as administrative agent and collateral agent, and the lender parties thereto that provides two credit lines, one with GAFI (the “Fuels Revolving Line”) and a second with ACCI (the “Carbon Revolving Line”). Loans received under the Fuels Revolving Line had an original maturity date of March 1, 2025, and are now due on demand. They accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 6.00% and (ii) ten percent (10.0%). Loans received under the Carbon Revolving Line have a maturity date of March 1, 2026, and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%). The Credit Agreement contain several affirmative and negative covenants, and loans under the Credit Agreement are secured by first priority liens on all real and personal property of and guarantees from the Company’s North American subsidiaries except for Aemetis Biogas LLC. As of March 31, 2025, GAFI had principal and interest outstanding of $42.9 million classified as current debt. As of March 31, 2025, ACCI had principal and interest outstanding of $27.5 million classified as current debt, and $0.9 million in unamortized debt issuance costs.

Cilion Purchase Obligation. In connection with the Company’s merger with Cilion, Inc. (“Cilion”), on July 6, 2012, the Company incurred a $5.0 million payment obligation to Cilion shareholders as merger compensation. The liability accrues interest at 3% per annum. As of March 31, 2025, the Company had $7.3 million in principal and interest outstanding under the Cilion purchase obligation.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.4 million in original notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months, and the current maturity date is June 30, 2025. Upon maturity, the Subordinated Notes are renewable at the Company's election for six-month periods with a fee of 10% added to the balance outstanding plus issuance of warrants exercisable at $0.01 with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all AAFK debts to Third Eye Capital are paid in full. As of  March 31, 2025, and December 31, 2024, the Company had, in aggregate, $20.0 million and $19.4 million in principal and interest outstanding, respectively, under the Subordinated Notes. As of  March 31, 2025 AAFK had $0.3 million in unamortized debt issuance costs related to the subordinated notes.

EB-5 Promissory Notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act that is designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized by U.S. Citizenship and Immigration Services as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2 to 3%. The EB-5 Notes are convertible into Aemetis, Inc. common stock at a conversion price of $30 per share. Advanced BioEnergy, LP received equity investments from foreign investors, and then Advanced BioEnergy used the invested equity to make loans to the Keyes Plant ownership entities. The EB-5 Notes are subordinated to the Company's senior secured debt to Third Eye Capital. On February 27, 2019, Advanced BioEnergy, LP, and the Company entered into an Amendment to the EB-5 Notes that modified the stated maturity dates of the EB-5 Notes to provide automatic six-month extensions as long as the Advanced BioEnergy investors’ immigration processes are in progress. Accordingly, notes derived from Advanced BioEnergy equity provided by investors pending green card approval have been recognized as long-term debt while notes derived from Advanced BioEnergy equity provided by investors who have obtained green card approval have been classified as current debt. As of March 31, 2025, and December 31, 2024, $34.7 million and $34.6 million was outstanding, respectively, on the EB-5 Notes.

In 2016 the Company launched its EB-5 Phase II funding (the "EB-5 Phase II Funding") and entered into certain Note Purchase Agreements with Advanced BioEnergy II, LP, a California limited partnership authorized to receive EB-5 equity funding investments. The Company received $4 million in loan funds from Advanced BioEnergy II, LP from 2018 to 2019. As of both  March 31, 2025, and  December 31, 2024, $4.4 million was outstanding on the notes under the EB-5 Phase II funding, respectively.

In July 2024, in connection with settlement of litigation initiated by a broker previously engaged by Advanced BioEnergy, we entered into an agreement to pay the broker certain of its claimed fees. In April 2025, that broker initiated litigation against Aemetis, Inc. to collect $2.3 million (plus interest and fees) under the agreement. The liability previously accrued for the amount at issue in the litigation has been reclassified from debt as of December 31, 2024, to other current liabilities as of March 31, 2025.

(Tabular data in thousands, except par value and per share data)

India Biodiesel Secured and Unsecured Loans. On November 13, 2023, the Company entered into a secured loan agreement with a trade partner in an amount not to exceed $3.6 that is secured by the fixed and currents assets of the Kakinada Plant. On November 6, 2023, the Company entered into a short-term loan agreement with a different trade partner in an amount not to exceed $1.27 million. The loans bear interest at 18% that is payable monthly. The loans are repayable on demand by the lender, or by the extended maturity date in November 2025. As of March 31, 2025, and December 31, 2024, the Company had outstanding balances under these agreements totaling $4.0 million and $5.1 million, respectively.

Aemetis Biogas 1 LLC Term Loan. On  October 4, 2022, the Company entered into a Construction Loan Agreement ("AB1 Construction Loan") pursuant to which the lender made available an aggregate principal amount of $25 million. Effective December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan") that is secured by all personal and real property of Aemetis Biogas 1 LLC. It bears interest at a rate of 9.25% per annum, to be adjusted every five years to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or (ii) the index floor. Other material terms of the loan include: (i) payments of interest only to be paid in monthly installments beginning January 22, 2024, (ii) payments of equal combined monthly installments of principal and interest beginning on January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of March 31, 2025, and December 31, 2024, the Company had $24.9 million and $25.1 million outstanding, respectively, under the AB1 Term Loan.

Aemetis Biogas 2 LLC Construction and Term Loan. On July 28, 2023, the Company entered into a Construction and Term Loan Agreement ("AB2 Loan"), pursuant to which the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal and real property of Aemetis Biogas 2 LLC. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) payments of interest only to be paid in monthly installments beginning August 15, 2023, (ii) payments of equal combined monthly installments of principal and interest beginning on August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the entire unpaid principal amount, together with accrued and unpaid interest thereon, shall become due and payable. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of both  March 31, 2025, and December 31, 2024, the Company had $23.9 million outstanding and unamortized discount issuance costs of $0.8 million for each period, respectively, under the AB2 Loan.

Jessup land acquisition notes. In connection with the Company's acquisition of land in November 2024, the Company entered into two installment note agreements with private lenders totaling $840 thousand with interest payable monthly at 11.99% per year. As of March 31, 2025, and December 31, 2024, the Company had outstanding balances under these agreements totaling $740 thousand and $840 thousand, respectively.

Maturity Date Schedule

The following table shows scheduled repayments for the Company’s debt obligations by year:

Twelve Months ended March 31,	Debt Repayments
2026	$119,547
2027	167,263
2028	4,412
2029	3,579
2030	1,406
Thereafter	42,688
Total debt	338,895
Debt issuance costs	(2,604)
Total debt, net of debt issuance costs	$336,291

6.  Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible debt, and warrants to the extent the impact is dilutive. The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of  March 31, 2025 and 2024:

	As of
	March 31, 2025	March 31, 2024
Common stock options and warrants	9,434	7,743
Debt with conversion feature at $30 per share of common stock	1,156	1,270
Total number of potentially dilutive shares	10,590	9,013

(Tabular data in thousands, except par value and per share data)

7. Revenue and Accounts Receivable

California Ethanol Revenues: We sell our ethanol segment products to J.D. Heiskell, which sells them to third parties designated by us. We record revenue when we transfer ethanol into our storage tank, which is leased to J.D. Heiskell, and when product is loaded into shipping trucks for products other than ethanol. We also buy our corn feedstock from J.D. Heiskell. Transaction prices for ethanol and corn are based on daily market prices. We invoice J.D. Heiskell each business day for the net balance between ethanol and other product sales and our corn purchases, and J.D. Heiskell pays on the next business day. The following table shows our sales in the California Ethanol segment:

	For the three months ended March 31,
	2025	2024
Ethanol sales	$28,059	$25,385
Wet distiller's grains sales	8,001	9,213
Other sales	1,688	1,491
Total	$37,748	$36,089

California Dairy Renewable Natural Gas Revenues: Our renewable natural gas ("RNG") production facilities as of March 31, 2025, include eleven anaerobic digesters that process feedstock from dairies into biogas, a 36-mile collection pipeline leading to a central upgrading hub that produces "RNG", and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel. We also generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard credits ("LCFS"), as well as other tax credit programs. We recognize revenue from natural gas sales when we inject the RNG into the utility pipeline and we recognize revenue from sales of D3 RINs, LCFS credits, and other credits when we sell the credits. The following table shows sales in our RNG segment:

	For the three months ended March 31,
	2025	2024
Gas sales	$259	$245
LCFS credit sales	1,160	1,188
RIN sales	1,024	2,359
Total	$2,443	$3,792

India Biodiesel Revenues: We sell biodiesel to the government-owned India Oil Market Companies pursuant to tender offers, and we sell refined glycerin to private parties. We also occasionally sell feedstock based on market conditions. The following table shows sales in our India Biodiesel segment by product category:

	For the three months ended March 31,
	2025	2024
Biodiesel sales	$-	$30,992
Other sales	2,695	1,761
Total	$2,695	$32,753

Across all segments, revenue is recognized at the point in time when performance obligations have been met. Accounts receivable for all segments represent invoicing for products with varying payment terms, but with no variable consideration or financing. The opening balance of accounts receivable for all segments as of January 1, 2025 and 2024, was $1.8 million and $8.6 million, respectively, and the closing balance as of March 31, 2025 and  December 31, 2024, were $1.0 million and $1.8 million, respectively. Allowance for credit losses as of March 31, 2025 and December 31, 2024 for all segments was $0 and $36 thousand, respectively. There were no liabilities for unearned revenue for any segments as of March 31, 2025.

8. Leases

The Company is a party to operating leases for the Company's corporate office in Cupertino, modular offices, and laboratory facilities.  We have also entered into several finance leases for mobile equipment and for the Riverbank Industrial Complex. These finance leases have a purchase option at the end of the term that we are reasonably certain we will exercise, so the leases are classified as finance leases. All of our leases have remaining terms of one year to 13 years. We apply an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet, and recognize those lease payments in the Consolidated Statements of Operations as we incur the expenses.

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

(Tabular data in thousands, except par value and per share data)

The components of lease expense are as follows:

	Three months ended March 31,
	2025	2024
Operating lease cost
Operating lease expense	$190	$181
Short term lease expense	45	21
Variable lease expense	23	32
Total operating lease cost	$258	$234

Finance lease cost
Amortization of right-of-use assets	$30	$30
Interest on lease liabilities	90	86
Total finance lease cost	$120	$116

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended March 31,
	2025	2024
Operating cash flows used in operating leases	$186	$169
Operating cash flows used in finance leases	90	86
Financing cash flows used in finance leases	$9	$8

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Operating leases
Accretion of the lease liability	$77	$74
Amortization of right-of-use assets	113	105

The weighted average remaining lease term and weighted average discount rate as of March 31, 2025 are as follows:

Weighted Average Remaining Lease Term
Operating leases (in years)	8.0	4.0
Finance leases (in years)	11.9	12.8

Weighted Average Discount Rate
Operating leases	13.7%	14.1%
Finance leases	13.3%	13.3%

Supplemental balance sheet information related to leases is as follows:

	March 31, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$2,124	$2,237

Other current liability	541	534
Other long term liabilities	1,693	1,809
Total operating lease liabilities	2,234	2,343

Finance leases
Property and equipment, at cost	$2,889	$2,889
Accumulated depreciation	(379)	(349)
Property and equipment, net	2,510	2,540

Other current liability	243	244
Other long term liabilities	2,722	2,639
Total finance lease liabilities	2,965	2,883

(Tabular data in thousands, except par value and per share data)

Maturities of operating and finance lease liabilities are as follows:

Twelve months ended March 31,	Operating leases	Finance leases

2026	$803	$159
2027	708	145
2028	713	145
2029	171	145
2030	63	145
Thereafter	1,188	9,960
Total lease payments	3,646	10,699
Less imputed interest	(1,412)	(7,734)
Total lease liability	$2,234	$2,965

The Company acts as sublessor in certain leasing arrangements, primarily related to land and buildings. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. Sublease income and head lease expense for these transactions are recognized on a net basis on the consolidated financial statements. Sublease income is recorded in the General and Administrative Expense section of the Consolidated Statements of Operations and Comprehensive Loss.

The components of lease income are as follows for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
	2025	2024
Lease income	$683	$491

Future lease commitments to be received by the Company as of March 31, 2025, are as follows:

Twelve months ended March 31,
2026	$1,471
2027	1,478
2028	1,313
2029	1,290
2030	1,091
Thereafter	-
Total future lease commitments	$6,643

9. Stock Based Compensation

2019 Stock Plan

The Aemetis, Inc. Amended and Restated 2019 Stock Plan (the “2019 Stock Plan”) allows our Board of Directors or delegated Board committee to grant Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards to employees, Directors, and consultants. During the three months ending March 31, 2025, the Company issued stock options to employees exercisable for 1.8 million shares and issued 364 thousand shares of stock to members of its Board of Directors. The following table summarizes activity under the 2019 Stock Plan during the three-month period ending March 31, 2025:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2024	78	7,201	$4.06
Authorized	2,148
Options Granted	(1,816)	1,816	2.73
RSAs Granted	(369)	-	-
Exercised	-	(51)	0.97
Forfeited/expired	62	(62)	4.87
Balance as of March 31, 2025	103	8,904	$3.80

The number of outstanding option shares as of March 31, 2025, includes 5.5 million shares that are  vested.

Inducement Equity Plan

In March 2016, the Board of Directors of the Company approved an Inducement Equity Plan authorizing the issuance of non-statutory options for the purchase of up  100,000 shares of common stock. This plan was not approved by stockholders and as a result is available only for grants to prospective employees. As of March 31, 2025, there are no option grants outstanding under the Inducement Equity Plan.

(Tabular data in thousands, except par value and per share data)

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

The weighted average fair value calculations for the options granted during the  three months ended March 31, 2025 and 2024, are based on the following assumptions:

	For the three months ended March 31,
Description	2025	2024
Dividend-yield	-%	-%
Risk-free interest rate	4.30%	4.08%
Expected volatility	113.50%	115.42%
Expected life (years)	5.81	5.81
Market value per share on grant date	$ 2.73	$ 3.10
Fair value per option on grant date	$ 2.32	$ 2.65

During the  three months ended March 31, 2025 and 2024, the Company granted  368,500 and  363,500 restricted stock awards, respectively, with a fair value on date of grant of  $2.73 and $3.10, respectively, per share.

As of  March 31, 2025, the Company had $7.4 million of total unrecognized compensation expense for option issuances, which the Company will amortize over the remaining vesting period for each applicable grant, which has a weighted average of  2.19 years as of March 31, 2025.

(Tabular data in thousands, except par value and per share data)

10. Warrants to Purchase Common Stock

On January 1, 2025, the maturity dates on two accredited investor's Subordinated Notes were extended to June 30, 2025. In connection with the extension, the Company issued the noteholders warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock with a term of two years and an exercise price of $0.01 per share. The warrants were subsequently fully exercised.

The following table summarizes warrant activity during the three months ending March 31, 2025:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2024	530	$11.70	4.78
Granted	113	0.01
Exercised	(113)	0.01
Outstanding March 31, 2025	530	$11.70	4.54

All of the above outstanding warrants are fully vested and exercisable as of March 31, 2025.

The fair value calculations for issued warrants are based on the following weighted average factors:

	For the three months ended March 31,
Description	2025	2024
Dividend-yield	-%	-%
Risk-free interest rate	4.25%	4.23%
Expected volatility	95.84%	101.36%
Expected life (years)	2.00	2.00
Exercise price per share	$0.01	$0.01
Market value per share on grant date	$2.69	$5.24
Fair value per share on grant date	$2.68	$5.23

11. Aemetis Biogas LLC – Series A Preferred Financing

On December 20, 2018, Aemetis Biogas LLC ("ABGL") entered into a Series A Preferred Unit Purchase Agreement for the sale of Series A Preferred Units to Protair- X Americas, Inc., with Third Eye Capital acting as an agent. ABGL is authorized to issue 11,000,000 common units and 6,000,000 convertible, redeemable, secured, preferred membership units (the “Series A Preferred Units”). ABGL issued 6,000,000 common units to Aemetis, Inc. at a stated value of $5.00 per common unit, and 5,000,000 common units of ABGL are held in reserve as potential conversion units issuable to the Preferred Unit holder upon certain triggering events. From inception of the agreement through 2022, ABGL issued 6,000,000 Series A Preferred Units in exchange for $30.0 million in funding, reduced by a redemption of  20,000 Series A Preferred Units for $0.3 million. The original Preferred Unit Purchase Agreement included requirements for preference payments and mandatory redemption, grant of a security interest to the Preferred Unit holder in all assets of ABGL and its subsidiaries in connection with the preference payments due under the agreement, and several operating covenants.

The Preferred Unit Purchase Agreement has been amended multiple times. Most recently, in May 2025, ABGL entered into an agreement entitled Ninth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Ninth Amendment") with an effective date of April 30, 2025, that provides, among other provisions, the requirement for ABGL to redeem all of the outstanding Series A Preferred Units by August 31, 2025, for an aggregate redemption price of $116.8 million which includes a $2 million incremental fee for the PUPA Ninth Amendment. The PUPA Ninth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair- X and Third Eye Capital effective as of September 1, 2025, and maturing August 31, 2026, in substantially the form attached to the PUPA Ninth Amendment and specifies that entry of the credit agreement will satisfy the obligation to redeem the Preferred Units. The credit agreement would bear an interest rate equal to the greater of (i) prime rate plus 10.0% and (ii) 16.0%. We evaluated prior amendments to the Preferred Unit Purchase Agreement in accordance with ASC 470 and we applied troubled debt restructuring accounting, resulting in no gain or loss from the execution of the particular amendment. In addition, consistent with ASC 470-60, the Company accreted the amount of principal and interest due using the effective interest method from the starting liability on the effective date of the amendment to the amount that would be due as of the maturity date of the credit agreement. We expect to apply the same approach to the accounting for the PUPA Ninth Amendment. Following this methodology, t he Company recorded Series A Preferred Unit liabilities of $126.8 million and $126.6 million as long-term liabilities as of March 31, 2025 , and December 31, 2024 , respectively.

12. Agreements

J.D. Heiskell Working Capital Agreements. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, the Company procures whole yellow corn from J.D. Heiskell. The Company has the ability to obtain grain from other sources subject to certain conditions; however, in the past all the Company’s grain purchases have been from J.D. Heiskell. Title and risk of loss of the corn pass to the Company when the corn is deposited into the Keyes Plant weigh bin. Pursuant to a separate agreement entered in May 2023, J.D. Heiskell also purchases all of our ethanol, WDG, corn oil, and CDS and sells them to marketing companies designated by us. We have designated Murex to purchase and market ethanol and A.L. Gilbert to purchase and market WDG and corn oil. The Company’s relationships with J.D. Heiskell, Murex, and A.L. Gilbert are well established, and the Company believes that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching a widespread customer base, managing inventory, and providing working capital relationships.

(Tabular data in thousands, except par value and per share data)

The following table summarizes the J.D. Heiskell purchase and sales activity during the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Ethanol sales	$28,059	$25,385
Wet distiller's grains sales	8,001	9,213
Corn oil sales	1,454	1,292
CDS sales	9	21
Corn purchases	31,354	30,913

	March 31, 2025	December 31, 2024
Accounts receivable	27	25
Accounts payable	—	—

The agreements with J.D. Heiskell, Murex, and A.L. Gilbert include marketing and transportation services. For the three months ended March 31, 2025 and 2024, the Company expensed marketing costs of $0.6 million and $0.2 million, respectively, in connection with the marketing arrangements and these costs are included in Selling, General, and Administration. For the three months ended March 31, 2025, the Company expensed transportation costs of $1.2 million related to sales of ethanol and $1.4 million related to sales of WDG. For the three months ended  March 31, 2024, the Company expensed transportation costs of $0.7 million related to sales of ethanol and $1.4 million related to sales of WDG. Transportation costs are included in costs of goods sold.

(Tabular data in thousands, except par value and per share data)

Supply Trade Agreement. On July 1, 2022, the Company entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) pursuant to which Gemini supplies the Company with feedstock up to a credit limit of $12.7 million with collateral interest in inventories, current assets, and fixed assets. If the Company fails to pay an invoice within the ten-day credit period, the outstanding balance bears interest at 18%. The agreement lasts until June 2025, and either party can terminate the agreement by giving one month's notice in writing. As of   March 31, 2025, and December 31, 2024, the Company had accounts payable of $6.3 million and $6.2 million respectively, under this agreement.

Forward Sale Commitments.  As of March 31, 2025, we have no forward sale commitments.

Natural Gas Purchase Agreement. As of March 31, 2025, we have a forward purchase agreement in place to buy approximately 3,700 MMBtu of natural gas per day at a fixed price of $3.30 per MMBtu through October 2025. The Company has elected to apply the normal purchases and normal sales scope exception under ASC 815, hence the natural gas purchased under this agreement is accounted for and included as cost of goods sold in the Company's financial statements.

13. Segment Information

Aemetis recognizes three reportable segments: “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.”

The “California Ethanol” segment includes the Company’s 65 million gallon per year ethanol plant in Keyes, California, and the adjacent land leased to produce CO₂.

The “California Dairy Renewable Natural Gas” segment includes the production and sale of Renewable Natural Gas ("RNG") and associated environmental attributes, consisting of anaerobic digesters located at dairies, a 36-mile biogas collection pipeline, a biogas upgrading hub that produces RNG from the biogas, a pipeline interconnect, and ongoing construction of additional digesters.

The “India Biodiesel” segment includes the Company’s 80 million gallon per year biodiesel production plant in Kakinada, India, and administrative offices in Hyderabad, India.

The Company has additional operating segments that were determined not to be separately reportable segments, including our key projects under development which consist of a sustainable aviation fuel and renewable diesel production in Riverbank and Carbon Capture and Underground Sequestration wells in California. Additionally, our corporate offices, Goodland Plant in Kansas, Riverbank Industrial Complex management, and our research and development facility in Minnesota are included in the “All Other” category.

The following tables summarize financial information by reportable segment for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$37,748	$2,443	$2,695	$-	$42,886
Gross profit (loss)	(4,938)	305	(447)	-	(5,080)

Net Income (Loss)	(14,910)	1,762	(1,712)	(9,669)	(24,529)
Interest expense including amortization of debt fees	8,461	948	456	3,828	13,693
Accretion and other expenses of Series A preferred units	-	2,279	-	-	2,279
Income tax (benefit) expense	-	(6,995)	201	11	(6,783)
Depreciation	1,101	1,009	183	64	2,357
Stock-based compensation expense	-	-	-	2,308	2,308
Other amortization	12	-	-	-	12
EBITDA	(5,336)	(997)	(872)	(3,458)	(10,663)

Capital expenditures	43	1,257	379	146	1,825
Total assets	52,165	121,121	33,926	35,306	242,518

(Tabular data in thousands, except par value and per share data)

	For the three months ended March 31, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$36,089	$3,792	$32,753	$-	$72,634
Gross profit (loss)	(5,658)	2,210	2,836	-	(612)

Net Income (Loss)	(14,100)	(3,166)	1,314	(8,279)	(24,231)
Interest expense including amortization of debt fees	6,753	636	425	2,699	10,513
Accretion and other expenses of Series A preferred units	-	3,311	-	-	3,311
Income tax expense	-	35	843	-	878
Depreciation	966	569	208	55	1,798
Stock-based compensation expense	-	-	-	2,969	2,969
Other amortization	12	-	-	-	12
EBITDA	(6,369)	1,385	2,790	(2,556)	(4,750)

Capital expenditures	107	2,843	304	329	3,583
Total assets as of December 31, 2024	57,076	126,113	37,587	38,526	259,302

California Ethanol: Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 99.4% and  99.7% of the Company’s California Ethanol segment revenues for the three months ended March 31, 2025 and  2024, respectively. J.D. Heiskell accounts for 99% of all domestic sales.

California Dairy Renewable Natural Gas:
Sales of RNG during the  three months ended March 31, 2025 were to a single customer. We sold D3 RINs and LCFS credits to two other customers.

India Biodiesel: During the three months ended March 31, 2025, revenues consisted of sales of glycerin and raw materials, and two customers accounted for 18% and 73% of the segment's revenues.

14. Related Party Transactions

The Company owes Eric McAfee, the Company’s Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), owned by Eric McAfee, $1.3 million as of March 31, 2025, in connection with employment agreements, bonus awards, expense reimbursements, and guarantee fees in connection with guarantees of the Company's indebtedness to Third Eye Capital provided by McAfee Capital and by Mr. McAfee personally.

(Tabular data in thousands, except par value and per share data)

15. Subsequent Events

On May 7, 2025, Aemetis Biogas LLC ("ABGL") entered into an agreement entitled Ninth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Ninth Amendment") with an effective date of April 30, 2025, that provides, among other provisions, the requirement for ABGL to redeem all outstanding Series A Preferred Units by August 31, 2025, for an aggregate redemption price of $116.8 million or to enter into a credit agreement in the form attached to the PUPA Ninth Amendment. The PUPA Ninth Amendment is described further above in Note 11 Aemetis Biogas LLC - Series A Preferred Financing.

16. Liquidity

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. As a result of negative capital, negative operating results, and collateralization of a substantial portion of our assets, we have been reliant on our senior secured lender to provide extensions to the maturity dates of its debt and loan facilities, and have been required to remit excess cash, principally from tax credit sales, to our senior secured lender. In order to meet our obligations during the next twelve months, we will need to refinance debt with our senior lender for amounts becoming due in the next twelve months or receive its continued cooperation. While we believe our India biodiesel and California RNG businesses will generate positive cash flow from operations and reduce cash demands and allow payments against other obligations, we will also continue to sell equity through our at-the-market registration and pursue the following strategies to improve liquidity:

For the Keyes Plant, we plan to operate the plant and continue to improve its financial performance by adopting new technologies or process changes that allow for energy efficiency, cost reduction, or revenue enhancements, as well as execute upon awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon emissions, and overall margin improvement. As part of this, we are constructing a mechanical vapor recompression project that will reduce the Keyes Plant's natural gas costs and increase revenue by lowering the carbon intensity of the ethanol produced. This project is expected to become operational in the first half of 2026.

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

For the Kakinada Plant, we plan to continue to sell our biodiesel to Oil Marketing Companies ("OMCs") to help them achieve government mandates to increase the percentage of biodiesel used in India as a percentage of total diesel uses. We are also continuing to upgrade the plant to increase feedstock flexibility (and thereby lower feedstock costs), increase production capacity, and produce new products. Additionally, we have hired a new executive team in India to help execute on a potential public stock offering of our India subsidiary and to develop plans for additional growth.

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

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

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

Overview

Founded in 2006 and headquartered in Cupertino, California, we are an international renewable natural gas and biofuels company focused on the operation, acquisition, development and commercialization of innovative low and negative carbon intensity products and technologies. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be separately reportable that are collectively represented by the “All Other” category. Our mission is to generate innovative renewable fuel solutions that benefit communities and improve the environment. We are executing our mission by building a circular bioeconomy using agricultural products and waste to produce low carbon renewable fuels that create jobs, reduce greenhouse gas (“GHG”) emissions and improve air quality. For revenue and other information regarding our operating segments, see Note 13 - Segment Information, of the Notes to Consolidated Financial Statements of this Form 10-Q.

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces alcohol for other uses, Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”).  WDG, DCO, and CDS are sold as animal feed to more than 80 local dairies and feedlots. We also capture the Carbon Dioxide (“CO2”) generated by our fermenters and sell it to an industrial gas company to produce liquid CO₂ that it sells to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives focused on lowering the carbon intensity of our ethanol, primarily by decreasing the use of fossil natural gas. Recently completed energy efficiency projects include high efficiency heat exchangers and a solar micro grid. A significant energy efficiency project in progress is the Mechanical Vapor Recompression (MVR) system that will use low carbon electricity instead of natural gas. These changes will reduce our energy costs and will also lower the carbon intensity (CI) of the ethanol we produce and generate increased cash flows from LCFS and tax credits. We have already begun procuring MVR equipment and expect it to be installed later this year and begin operating in the first half of 2026.

Our California Dairy Renewable Natural Gas segment Aemetis Biogas LLC or “ABGL,” operates anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed) to produce biogas from dairy waste, transports the biogas by pipeline to the Keyes Plant site, and converts the biogas to Renewable Natural Gas (“RNG”) that is delivered to customers through the utility natural gas pipeline. We currently have eleven operating digesters that receive waste from twelve dairies, and we are actively growing with additional digesters under construction. We have constructed 36 miles of biogas collection pipeline and have received environmental approval to construct an additional 24 miles of pipeline. We currently have agreements to build digesters and receive waste from a total of 50 dairies and are seeking to sign additional agreements with dairies.

Our India Biodiesel segment includes a biodiesel production plant in Kakinada, India (“Kakinada Plant”) with a production capacity of about 80 million gallons per year. The plant produces high quality distilled biodiesel and refined glycerin for customers in India. We believe the Kakinada Plant is one of the highest capacity biodiesel production facilities in India. The Kakinada Plant is capable of processing a variety of vegetable and animal oil waste feedstocks into biodiesel that meets applicable product standards. Our Kakinada Plant also distills the crude glycerin coproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

Our "All Other" segment consists of our projects that are under development, including our planned Carbon Capture and Underground Sequestration (CCUS) operations and the planned sustainable aviation fuel ("SAF") and renewable diesel ("RD") plant in Riverbank, California.  The All Other segment also includes our research and development facility in Minneapolis, Minnesota, operation of the Riverbank Industrial Complex, and our corporate offices in Cupertino, California.

Our SAF/RD production plant is currently designed to produce 90 million gallons per year of combined SAF/RD or 78 million gallons per year of SAF from feedstocks consisting of renewable waste vegetable and animal oils. Our project is located at the Riverbank Industrial Complex in Riverbank, California. We signed a lease with an option to purchase the Riverbank Industrial Complex in 2021 and took possession of the site in 2022.  In 2023, we received a Use Permit and the California Environmental Quality Act ("CEQA") approval for the SAF/RD plant and in 2024 we received Authority to Construct air permits for the plant. We are continuing with development activities, including engineering, and financing. The site has access to low carbon hydroelectric power, and our plant is designed to use renewable hydrogen that will be produced from byproducts of the SAF/RD production process.

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

(Tabular data in thousands, except par value and per share data)

Our Minneapolis, Minnesota research and development laboratory evaluates and develops technologies that would use low carbon intensity and waste feedstocks to produce low or below zero carbon intensity biofuels and biochemicals. We are focused on processes that extract sugar from cellulosic feedstocks and produce low carbon ethanol, renewable hydrogen, SAF, and RD.

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Revenues

In our California Ethanol segment, we sell the ethanol, WDG, DCO, and CDS that we produce to J.D. Heiskell, which resells it to customers designated by us. Our finished ethanol tank is leased by J.D. Heiskell and legal title to the product is transferred when we put our ethanol product into the tank.  We have designated Murex LLC to purchase and market all of the ethanol and A.L. Gilbert to purchase and market the WDG. Each company resells to third-party customers. We sell the CO2 that we capture from our fermenters to an industrial gas company that produces commercial grade CO2 for distribution.

Most of our California Dairy Renewable Natural Gas segment revenues represented below are from sales of D3 RINs and LCFS credits generated from sales of our RNG for transportation use.

In 2024, all of our India sales of biodiesel were to government owned Oil Marketing Companies ("OMCs"). The OMCs paused purchase when the prior allocations were fulfilled in September 2024 and did not resume purchases until April of 2025.  As a result, the Kakinada Plant did not generate revenue from biodiesel sales during the three months ended March 31, 2025, and the sales from that segment represent sales of glycerin and some sales of accumulated feedstocks.  The Kakinada Plant resumed shipments of biodiesel in April 2025 and will be able to fulfill a significant number of orders from existing inventories of biodiesel and feedstocks.

	2025	2024	Inc/(dec)	% change
California Ethanol	$37,748	$36,089	$1,659	4.6%
California Dairy Renewable Natural Gas	2,443	3,792	(1,349)	(35.6)%
India Biodiesel	2,695	32,753	(30,058)	(91.8)%
Total	$42,886	$72,634	$(29,748)	(41.0)%

California Ethanol. For the three months ended March 31, 2025, this segment generated 74% of its revenue from sales of ethanol, 21% from sales of WDG, and 5% from sales of corn oil, CDS, CO₂, and other sales. During the three months ended March 31, 2025, the Keyes plant sold 14.1 million gallons of ethanol at an average price of $1.98 per gallon and 93 thousand tons of WDG at an average price of $86.00 per ton, compared to sales during the three months ended March 31, 2024, when the Keyes plant sold 14.1 million gallons of ethanol at an average price of $1.79 per gallon and 94 thousand tons of WDG at an average price of $98.00 per ton. Overall revenue increased by 4.6% primarily due to increase in the average ethanol sales price.

California Dairy Renewable Natural Gas. During the three months ended March 31, 2025, we sold 70.9 thousand MMBtu ("million British thermal units") of RNG at an average price of $3.65 per MMBtu, compared to the three months ended March 31, 2024, when we sold 60.8 thousand MMBtu of RNG at an average price of $4.02 per MMBtu. During the three months ended March 31, 2025 we sold 388 thousand D3 RINs at an average price of $2.64 per D3 RIN, compared to the three months ended March 31, 2024, when we sold 766 thousand D3 RINs at an average price of $3.08 per RIN. We have been generating LCFS credits associated with the RNG sales based on the default carbon intensity (CI) of negative 150 while our individual dairy CI pathways are waiting for approval from the California Air Resources Board ("CARB"). During the period ended March 31, 2025 we sold 16.0 thousand LCFS credits at an average price of $72.50 each, compared to 18.0 thousand metric tons of LCFS credits at an average price of $66.00 each during the period ended March 31, 2024.

India Biodiesel.  For the three months ended March 31, 2025, the Kakinada Plant generated $2.7 million in revenue from sales of feedstock and glycerin. The India biodiesel plant generated $32.8 million in revenue from biodiesel and other sales during the same period in 2024.

Cost of Goods Sold

Cost of goods sold consists primarily of feedstock, energy, chemicals, direct costs (principally labor and labor related costs), and overhead. Depending on the costs of these inputs in comparison to the sales price of our end products, our gross margins at any given time can vary from positive to negative. Overhead includes direct and indirect costs associated with plant operations, including the cost of repairs and maintenance, consumables, maintenance, on-site security, insurance, and depreciation.

Our feedstock for California Ethanol is provided by J.D. Heiskell. Title to the corn passes to us when the corn is deposited into our weigh bin and enters the production process. Our cost of feedstock is established by J.D Heiskell based on market prices and includes rail transportation, local basis costs, and a handling fee paid to J.D. Heiskell. The credit term for the corn purchased from J.D. Heiskell is one day, netted from our product sales. Cost of goods sold also includes the cost of electricity and natural gas, chemicals, maintenance, direct labor, depreciation, and freight.

The feedstock for producing RNG is supplied by dairy operators who lease us land and supply our digesters with their manure in liquid form. Our cost of feedstock is established by manure supply agreements based on the value of the environmental attributes and the number of cows at each dairy.

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

	2025	2024	Inc/(dec)	% change
California Ethanol	$42,686	$41,747	$939	2.2%
California Dairy Renewable Natural Gas	2,138	1,582	556	35.1%
India Biodiesel	3,142	29,917	(26,775)	(89.5)%
Total	$47,966	$73,246	$(25,280)	(34.5)%

California Ethanol. We ground 4.8 million bushels of corn at an average price of $6.63 per bushel during the three months ended March 31, 2025, compared to 4.9 million bushels of corn at an average price of $6.33 per bushel during the three months ended March 31, 2024. The slight increase in cost of goods sold for the three months ended March 31, 2025, is mainly due to the increase in the cost of corn.

(Tabular data in thousands, except par value and per share data)

California Dairy Renewable Natural Gas. Cost of goods sold includes dairy manure payments, equipment maintenance, and depreciation. The increase from the first quarter of 2024 to the first quarter of 2025 was primarily due to the increase in the number of operating digesters.

India Biodiesel.  The decrease in cost of goods sold during the three months ended March 31, 2025, compared to March 31, 2024, was attributable to a pause in production of biodiesel during the three months ended March 31, 2025, compared to 27.5 thousand metric tons of biodiesel sold during the three months ended March 31, 2024.

Gross profit (loss)

	2025	2024	Inc/(dec)	% change
California Ethanol	$(4,938)	$(5,658)	$720	(12.7)%
California Dairy Renewable Natural Gas	305	2,210	(1,905)	(86.2)%
India Biodiesel	(447)	2,836	(3,283)	(115.8)%
Total	$(5,080)	$(612)	$(4,468)	730.1%

California Ethanol. The decrease in gross loss during the period ended March 31, 2025, was attributable primarily to an increase in the average ethanol sales price.

California Dairy Renewable Natural Gas. The decrease in gross profit for the three months ended March 31, 2025, compared to the same period in 2024 is due to the decrease in sales and increase in costs of goods sold, primarily depreciation, for the increased number of operating digesters.

India Biodiesel. The decrease in gross profit in the first quarter 2025 compared to the first quarter 2024 reflects the paused sales to government OMCs in the first quarter of 2025.

Operating (income)/expense and non-operating (income)/expense

	2025	2024	Inc/(dec)	% change
Selling, general and administrative	10,475	8,850	1,625	18.4%

Other expense (income):
Interest expense
Interest rate expense	$11,018	$9,092	$1,926	21.2%
Debt related fees and amortization expense	2,675	1,421	1,254	88.2%
Accretion and other expenses of Series A preferred units	2,279	3,311	(1,032)	(31.2)%
Other (income) expense	(215)	67	(282)	(420.9)%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facility expenses. SG&A expenses as a percentage of revenue were 24% in the three months ended March 31, 2025, compared to 12% in the three months ended March 31, 2024. The increase in SG&A percentage was due to decreased revenues during the three months ended March 31, 2025. The increase in total SG&A expenses in the three months ended March 31, 2025, was primarily due to increases in taxes, insurance, rent, utilities, and professional fees and the insurance and professional fee increases were associated with tax credit sales.

Other expenses consist primarily of interest and amortization expense attributable to our debt and to accretion of biogas Series A Preferred Units. The cost of debt includes issuance of warrants as renewal fees. The fair value of stock and warrants are amortized as expenses, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. Interest expense and debt related fees and amortization increased in the three months ended March 31, 2025, due to higher variable interest rates and higher debt balances.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $0.5 million at March 31, 2025, with $0.3 million held in our North American entities and $0.2 million in our India entity. Our current ratio was 0.16 at March 31, 2025 compared to 0.31 at December 31, 2024. We expect that our future available cash resources will be generated from operations, sales of equity, sales of tax credits, and new debt. Incurrence of new debt and the associated use of proceeds from future debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities, and debt at the end of each period were as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$499	$898
Current assets (including cash, cash equivalents, and deposits)	28,493	44,696
Current and long-term liabilities (excluding all debt)	186,922	185,169
Current & long-term debt	336,291	338,061

Our principal sources of liquidity have been cash provided by the sale of equity, operations, and borrowings under various debt arrangements.

(Tabular data in thousands, except par value and per share data)

We operate in a volatile market in which we have limited control over major components of input costs and product revenues. We are making investments in future facilities and facility upgrades that improve overall margins while lessening the impact of volatile markets. As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil, natural gas, LCFS credits, and D3 RINs. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the value of environmental attributes or tax credits is reduced, we require additional working capital to fund operations.

As a result of collateralization of substantially all of the Company assets with our senior secured lender, we have been reliant in the past on our senior secured lender to provide a portion of our funding and have been required to remit a significant portion of the cash received from investment tax credit sales to our senior lender. In order to meet obligations during the next twelve months, we will need to receive the continued cooperation of our senior lender to provide extensions of our debt maturities. We plan to pursue the following strategies to improve the course of the business.

For the Keyes Plant, we plan to operate the plant and continue to improve its financial performance by adopting new technologies or process changes that increase energy efficiency, reduce costs, and enhance revenue, as well as execute on awarded grants that improve energy and operational efficiencies resulting in lower cost, lower carbon intensity, and overall margin improvement. The planned improvements include the MVR system that is expected to begin operation in the first half of 2026. The MVR system is expected to reduce energy costs, reduce exposure to fluctuations in natural gas pricing, reduce the carbon intensity of ethanol produced by the plant, reduce the Keyes Plant's direct emissions of greenhouse gases, increase the value of LCFS and tax credits, and substantially improve the cash flows of the Keyes Plant.

For our dairy RNG production, we plan to continue to operate our existing digesters, build new dairy digesters, and extend our pipeline. Funding for construction has been based on government guaranteed debt financing and grant programs, which experienced delays in 2024 but we expect those sources to become available in the first half of 2025. We are seeking additional sources of project funding as well as equipment financing to allow us to accelerate construction of new digesters. Starting January 1, 2025, our RNG production qualifies for federal tax credits under Internal Revenue Code Section 45Z, and we anticipate monetizing these credits by selling them to third parties, which will provide an additional source of cash in addition to the sales of RNG, D3 RINs, and LCFS credits. We also expect LCFS revenue to increase when CARB approves our carbon intensity pathways, allowing us to generate approximately 80% more LCFS credits, and when CARB finalizes its adoption of new LCFS rules that are expected to increase the value of LCFS credits. We are also constructing our own dispensing station so we can sell RNG directly to users and reduce our costs.

For the Kakinada Plant, we plan to continue to enter contracts with the OMCs as our primary customers for biodiesel. We recently completed upgrades to increase our plant production capacity and specifically to increase the capacity to produce biodiesel from lower cost feedstocks and expand feedstock flexibility. The Kakinada Plant has had positive gross income during the last two years and we expect this to continue.  We also rely on our working capital arrangements with feedstock suppliers to fund the acquisitions of feedstock and on a bank line of credit to provide lower cost financing secured by our accounts receivable.

In addition to the above we plan to continue to locate funding for operations and for existing and new business opportunities through a combination of working with our senior lender, obtaining new debt, selling equity through our at-the-market sales, selling the current EB-5 Phase II offering, and by vendor financing arrangements.

As of December 31, 2024, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $217.4 million.  The maturity dates for the Third Eye Capital financing arrangements are as follows:

 ● Due April 30, 2025: $0.7 million

 ● Due on demand: $42.9 million

 ● May 30, 2025: $2 million

 ● March 1, 2026: $26.7 million

 ● April 1, 2026: $145.7 million

Our senior lender has provided a series of accommodating amendments to our debt facilities as described in further detail in Note 5. Debt of the Notes to Consolidated Financial Statements in this Form 10-Q. However, future amendments or accommodations will continue to be at the discretion of the lender. In the event our senior lender does not extend our debt, we would likely not have sufficient cash to pay the debt when due unless we are able to obtain alternative financing.

Change in Debt, Working Capital and Cash Flows

The following table describes the changes in current and long-term debt (in thousands) during the three months ended March 31, 2025:

Increases to debt:
Accrued interest	$10,695
Maturity date extension fee and other fees added to senior debt	2,420
Sub debt extension fees	340
Secured loans and Working capital loan draw	326
TEC short term promissory note	3,800
Total increases to debt		$17,581
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(13,177)
Principal and interest payments and reductions to EB-5 promissory note	(23)
Payment and reclassification of EB-5 broker note	(2,595)
Change in debt issuance costs, net of amortization	(562)
Term Loan Payments	(2)
Construction Term Loan Payments	(1,237)
Secured loans and Working capital loans payments	(1,640)
Jessup purchase notes payments	(82)
Reclass to accounts payable for payment	(33)
Total decreases to debt		$(19,351)
Change in total debt		$(1,770)

(Tabular data in thousands, except par value and per share data)

Working capital changes reflect (i) a $2.5 million decrease in inventories primarily due to selling feedstock in India during the pause in OMC shipments; (ii) a $12.3 million decrease in tax credit sale receivable due to receipt of the credit sale proceeds; (iii) a decrease in accounts receivable of  $0.8 million in the India Biodiesel segment; and (iv) a $0.3 million decrease in other current assets in the India Biodiesel segment.

Cash provided by operating activities was $0.2 million, derived from a net loss of $24.5 million, non-cash changes of $9.6 million, and changes in operating assets and liabilities of $15.1 million. The non-cash changes primarily consisted of: (i)  $2.3 million in stock-based compensation expense, (ii) $2.4 million in depreciation expenses, (iii)  $2.7 million in amortization of debt issuance costs and other intangible assets, and (iv) $2.3 million in preferred unit accretion and other expenses of Series A Preferred Units. Cash increases related to changes in operating assets and liabilities consisted primarily of (i) a decrease in accounts receivable of $0.8 million, (ii) decrease in inventory of $2.5 primarily due to the India biodiesel segment selling feedstock inventory, (iii) $12.3 million receipt from tax credit sales, and (iv) $0.5 million reduction in other assets. This was offset by (i) a $0.7 million decrease in accounts payable, (ii) $0.2 million decrease in accrued interest expense and fees due to payments towards interest, and (iii) $0.1 million decrease in other liabilities.

Cash used in investing activities was $1.8 million, of which $1.3 million was used for capital projects associated with production of RNG and $0.4 million for capital projects at the Kakinada Plant.

Cash provided by financing activities was $1.3 million, consisting primarily of (i) $3.8 million proceeds from borrowings, and (ii) $5.1 million from sales of common stock, offset by (i) $5.2 million in repayments of borrowings, (ii) $2.2 million in payments on Series A Preferred financing, and (iii) $0.3 million in debt renewal and waiver fee payments.

In October 2020, we commenced an at-the-market stock sales program, which allows us to sell and issue shares of our common stock into the publicly traded markets. During the three months ended March 31, 2025, we sold 2.4 million shares of common stock under our at-the-market offering for net proceeds of $5.1 million net of commissions, which is included in the cash provided by financing activities noted above.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported net sales and expenses for each period. We believe that of our most significant accounting policies and estimates, defined as those policies and estimates that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: liquidity; debt covenant forecast; and recoverability of long-lived assets. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting.

As discussed in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2024, we are executing our remediation plans to address the material weaknesses in our internal controls related to information technology general controls and information technology systems as well as documentation.

(Tabular data in thousands, except par value and per share data)

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2024, we issued warrants to two subordinated lenders in connection with extensions of their debt. The warrants provided the right for the lenders to purchase 113 thousand shares of Aemetis, Inc. common stock for a period of two years at an exercise price of $0.01 per share. We then issued 113 thousand shares of common stock to the lenders in connection with their exercise of the warrants. The issuance of the warrants and the issuance of the common stock upon exercise of the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

During the first quarter of 2024, we issued a stock option pursuant to the 2019 Stock Plan to a consultant that is exercisable for six thousand shares of Aemetis, Inc. common stock at an exercise price of $2.73 per share, which was the market price of our common stock on the day of issuance. The stock option has a term of 10 years, and one-twelfth of the shares vest every three months over a three-year period from the grant date. The issuance of this stock option and the future issuance of shares upon exercise of the option are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2025.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Current Report

On May 7, 2025, Aemetis Biogas LLC ("ABGL") entered into an agreement entitled Ninth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Ninth Amendment") with an effective date of April 30, 2025, that provides, among other provisions, the requirement for ABGL to redeem all outstanding Series A Preferred Units by August 31, 2025, for an aggregate redemption price of $116.8 million or to enter into a credit agreement in the form attached to the PUPA Ninth Amendment. The PUPA Ninth Amendment is attached as Exhibit 10.1 to this Form 10-Q and is described in the notes to the Financial Statements in Part I, Item 1 of this Form 10-Q under Note 11 Aemetis Biogas LLC - Series A Preferred Financing and Note 15 - Subsequent Events. This description is a summary only and is qualified by the text of the attached Exhibit 10.1.

Item 6. Exhibits.

10.1	Ninth Waiver and Amendment to Series A Preferred Unit Purchase Agreement, entered effective April 30, 2025, between Aemetis Biogas LLC, Protair-X Technologies Inc., and the Third Eye Capital Corporation

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aemetis, Inc.

Date: May 8, 2025	By:	/s/ Eric A. McAfee
Eric A. McAfee Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Todd A. Waltz
Todd A. Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)