Form 10-Q
period 2025-06-30
AEMETIS, INC
filed 2025-08-07
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s Common Stock on July 31, 2025, was 63,240,956 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions, or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products and prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes Plant; our ability to expand into alternative markets for biodiesel and its byproducts, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to access governmental carbon reduction incentives; our ability to supply gas into transportation markets; our ability to continue to develop, maintain, and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to extend or refinance our senior debt on terms reasonably acceptable to us or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to fund, develop, build, maintain and operate digesters, facilities and pipelines for our California Dairy Renewable Natural Gas segment; our ability to fund, develop and operate our carbon capture sequestration projects, including obtaining required permits; our ability to receive awarded grants by meeting all of the required conditions, including meeting the minimum contributions; our ability to obtain additional financing under the EB-5 program; our ability to generate and sell or utilize various credits, including California Low Carbon Fuel Standard ("LCFS"), federal Renewable Fuel Standard D3 RINs, production tax credits, and investment tax credits; our ability to improve margins; and our ability to raise additional debt and equity funding at the parent, subsidiary, or project level. Words or phrases such as “anticipates,” “may,” “will,” “should,” “could,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference, as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K and subsequent Form 10-Q filings. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except for par value)

	June 30, 2025	December 31, 2024
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$1,645	$898
Accounts receivable ($483 and $57 respectively from VIE)	2,699	1,805
Inventories ($236 and $157 respectively from VIE)	12,371	25,442
Prepaid expenses ($57 and $85 respectively from VIE)	1,540	1,842
Tax credit sale receivable ($0 and $8,125 respectively from VIE)	-	12,300
Other current assets ($2 and $2 respectively from VIE)	1,831	2,409
Total current assets	20,086	44,696

Property, plant and equipment, net ($99,200 and $97,363 respectively from VIE)	204,641	199,392
Operating lease right-of-use ($1,090 and $648 respectively from VIE)	2,492	2,237
Other assets ($6,140 and $6,057 respectively from VIE)	12,797	12,977
Total assets	$240,016	$259,302

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($6,834 and $5,917 respectively from VIE)	$21,894	$33,139
Current portion of long term debt ($1,233 and $1,004 respectively from VIE)	247,615	63,745
Short term borrowings ($90 and $290 respectively from VIE)	22,995	26,789
Other current liabilities ($492 and $1,920 respectively from VIE)	29,423	20,295

Total current liabilities	321,927	143,968
Long term liabilities:
Senior secured notes and revolving notes	-	169,826
EB-5 notes	19,000	21,500
Other long term debt ($47,771 and $47,803 respectively from VIE)	54,622	56,201
Series A preferred units ($128,880 and $126,593 respectively from VIE)	128,880	126,593
Other long term liabilities ($922 and $475 respectively from VIE)	4,842	5,142
Total long term liabilities	207,344	379,262

Stockholders' deficit:
Common stock, $0.001 par value; 80,000 authorized; 61,995 and 51,139 shares issued and outstanding each period, respectively	62	51
Additional paid-in capital	327,905	305,329
Accumulated deficit	(610,866)	(562,942)
Accumulated other comprehensive loss	(6,356)	(6,366)
Total stockholders' deficit	(289,255)	(263,928)
Total liabilities and stockholders' deficit	$240,016	$259,302

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands except for loss per share)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues	$52,243	$66,561	$95,129	$139,195
Cost of goods sold	55,598	68,367	103,564	141,613
Gross loss	(3,355)	(1,806)	(8,435)	(2,418)

Selling, general and administrative expenses	7,319	11,800	17,794	20,650
Operating loss	(10,674)	(13,606)	(26,229)	(23,068)

Other expense (income):
Interest expense
Interest rate expense	11,235	9,904	22,253	18,996
Debt related fees and amortization expense	1,095	1,820	3,770	3,241
Accretion and other expenses of Series A preferred units	2,032	3,477	4,311	6,788
Other (income) expense	(1,112)	(18)	(1,327)	49
Loss before income taxes	(23,924)	(28,789)	(55,236)	(52,142)
Income tax (benefit) expense	(529)	385	(7,312)	1,263
Net loss	$(23,395)	$(29,174)	$(47,924)	$(53,405)

Other comprehensive loss
Foreign currency translation loss	(3)	8	10	(36)
Comprehensive loss	$(23,398)	$(29,166)	$(47,914)	$(53,441)

Net loss per common share
Basic	$(0.41)	$(0.66)	$(0.87)	$(1.24)
Diluted	(0.41)	$(0.66)	$(0.87)	$(1.24)

Weighted average shares outstanding
Basic	57,676	44,417	55,144	43,153
Diluted	57,676	44,417	55,144	43,153

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2025	2024
Operating activities:
Net loss	$(47,924)	$(53,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,691	4,946
Stock issued for services	50	-
Depreciation	4,708	3,847
Debt related fees and amortization expense	3,770	3,241
Intangibles and other amortization expense	23	24
Accretion and other expenses of Series A preferred units	4,311	6,788
Loss on asset disposals	-	3,644
Changes in operating assets and liabilities:
Accounts receivable	(444)	(145)
Inventories	12,958	8,028
Prepaid expenses	274	1,082
Tax credit sale receivable	12,300	-
Other assets	150	(1,318)
Accounts payable	(9,467)	(5,961)
Accrued interest expense and fees	9,380	12,614
Other liabilities	643	1,243
Net cash used in operating activities	(5,577)	(15,372)

Investing activities:
Capital expenditures	(5,350)	(8,980)
Grant proceeds and other reimbursements received for capital expenditures	411	3,045
Net cash used in investing activities	(4,939)	(5,935)

Financing activities:
Proceeds from borrowings	21,319	8,436
Repayments of borrowings	(25,411)	(4,015)
Payments on Series A preferred financing	(2,200)	-
Lender debt renewal and waiver fee payments	(495)	(1,444)
Payments on finance leases	(162)	(161)
Proceeds from sales of common stock	17,960	15,891
Proceeds from exercise of stock options	257	36
Net cash provided by financing activities	11,268	18,743

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7	26
Net change in cash, cash equivalents, and restricted cash for period	759	(2,538)
Cash, cash equivalents, and restricted cash at beginning of period	3,831	6,280
Cash, cash equivalents and restricted cash at end of period	$4,590	$3,742

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$11,404	$5,074
Income taxes paid	-	878
Supplemental disclosures of cash flow information, non-cash transactions:
Settlement of AP via issuance of Common Stock	45	-
Subordinated debt extension fees added to debt	680	340
Fair value of warrants issued to subordinated debt holders	584	593
Lender debt extension, waiver, and other fees added to debt	2,595	595
Cumulative capital expenditures in accounts payable	14,429	11,360

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the six months ended June 30, 2025
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2024	51,139	$51	$305,329	$(562,942)	$(6,366)	(263,928)

Issuance of common stock	2,739	3	5,084	-	-	5,087
Stock options exercised	51	-	50	-	-	50
Stock-based compensation	-	-	2,308	-	-	2,308
Issuance and exercise of warrants	113	-	304	-	-	304
Foreign currency translation loss	-	-	-	-	13	13
Net loss	-	-	-	(24,529)	-	(24,529)
Balance at March 31, 2025	54,042	54	$313,075	$(587,471)	$(6,353)	$(280,695)

Issuance of common stock	7,664	8	12,960	-	-	12,968
Stock options exercised	289	-	207	-	-	207
Stock-based compensation	-	-	1,383	-	-	1,383
Issuance and exercise of warrants	-	-	280	-	-	280
Foreign currency translation loss	-	-	-	-	(3)	(3)
Net loss	-	-	-	(23,395)	-	(23,395)
Balance at June 30, 2025	61,995	62	$327,905	$(610,866)	$(6,356)	$(289,255)

For the six months ended June 30, 2024
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2023	40,966	$41	$264,058	$(475,405)	$(5,671)	$(216,977)
Issuance of common stock	1,523	2	5,511	-	-	5,513
Stock options exercised	14	-	36	-	-	36
Stock-based compensation	-	-	2,969	-	-	2,969
Issuance and exercise of warrants	113	-	593	-	-	593
Foreign currency translation gain	-	-	-	-	(44)	(44)
Net loss	-	-	-	(24,231)	-	(24,231)
Balance at March 31, 2024	42,616	$43	$273,167	$(499,636)	$(5,715)	$(232,141)

Issuance of common stock	3,166	3	10,375	-	-	10,378
Stock-based compensation	-	-	1,977	-	-	1,977
Foreign currency translation loss	-	-	-	-	8	8
Net loss	-	-	-	(29,174)	-	(29,174)
Balance at June 30, 2024	45,782	$46	$285,519	$(528,810)	$(5,707)	$(248,952)

The accompanying notes are an integral part of the financial statements.

(Tabular data in thousands, except par value and per share data)

1. General

Nature of Activities

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is a renewable natural gas and biofuels company focused on the operation, acquisition, development, and commercialization of innovative technologies that lower fuel costs and reduce emissions. We do this by building a local circular bioeconomy using agricultural products and wastes. Our current operations include:

► California Ethanol – We own and operate a 65 million gallon per year capacity ethanol production facility in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. The Keyes Plant also sells CO₂ that it captures from its fermenters for use to produce commercial grade CO₂ for the food, beverage, and other industries. We are implementing several energy efficiency initiatives at the Keyes Plant focused on reducing operating costs and lowering the carbon intensity of our ethanol to increase revenues.

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

In addition, we are actively growing our business by seeking to develop or acquire new facilities, including the following key projects:

► Sustainable Aviation Fuel and Renewable Diesel – We are developing a sustainable aviation fuel (“SAF”) and renewable diesel (“RD”) production plant to be located at the Riverbank Industrial Complex in Riverbank, CA. The plant is currently designed to produce 90 million gallons per year of RD or 78 million gallons per year of SAF from renewable vegetable and animal oils obtained from our other biofuels plants and other North American sources. The plant is designed to use low-carbon hydroelectric electricity and renewable hydrogen that will be generated from byproducts of SAF/RD production. We received the Use Permit and California Environmental Quality Act (CEQA) approvals for the development of the plant in September 2023 and the Authority to Construct air permits in March 2024. We are continuing with the engineering and other required development activities for the facility.

► Carbon Capture and Underground Sequestration – We are developing a Carbon Capture and Underground Sequestration (“CCUS”) facility, also to be located at the Riverbank Industrial Complex, that is designed to inject carbon dioxide more than one mile underground for geologic storage to reduce greenhouse gas emissions to the atmosphere that contribute to global warming. We have completed the first phase of drilling for the characterization well, and we are continuing engineering, permitting and other development activities for the characterization well and the permanent sequestration injection and monitoring wells.

Our current and planned businesses produce renewable fuels and reduce emissions, generating revenues from biofuel sales, federal Renewable Fuel Standard ("RFS") credits, federal Section 45Z production tax credits (“45Z PTC”), California Low Carbon Fuel Standard (“LCFS”) credits, and other investment and production tax credits.

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Aemetis, Inc. and its subsidiaries. We consolidate all entities in which we have a controlling financial interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE, even if the enterprise does not own a majority of the voting interests. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We consider Aemetis Biogas LLC ("ABGL") to be a VIE because Aemetis, Inc. owns all of the outstanding common units of ABGL and is the primary beneficiary of ABGL's operations; accordingly, the assets, liabilities, and operations of ABGL and its subsidiaries are consolidated in these financial statements.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated condensed balance sheet as of  June 30, 2025, the consolidated condensed statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, the consolidated condensed statements of cash flows for the six months ended June 30, 2025 and 2024, and the consolidated statements of stockholders’ deficit for the three and six months ended June 30, 2025 and 2024, are unaudited. The consolidated condensed balance sheet as of December 31, 2024, is derived from the 2024 audited consolidated financial statements and notes thereto.

The financial statements in this report should be read in conjunction with the 2024 audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our significant accounting policies disclosed in Note 1 - Nature of Activities and Summary of Significant Accounting Policies and other Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

(Tabular data in thousands, except par value and per share data)

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three and six months ended June 30, 2025 and 2024, have been prepared on the same basis as the audited consolidated statements as of and for the year ended  December 31, 2024, and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year, or any future periods.

Investment Tax Credits

We sell certain transferable Investment Tax Credits ("ITCs") that we generate from qualifying investments to third-party purchasers. We account for ITC sales in accordance with ASC 740 by electing the flow-through method. For the six months ended June 30, 2025, the contractual net proceeds of ITC sales of $7.0 million are recorded as an income tax benefit.

2.  Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported in the consolidated balance sheet to the total of the same amounts shown in the statement of cash flows.

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,645	$898
Restricted cash included in other current assets	2	31
Restricted cash included in other assets	2,943	2,902
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,590	$3,831

Restricted cash shown in the table above includes amounts set aside pursuant to the Aemetis Biogas 1 LLC Term Loan Agreement and the Aemetis Biogas 2 LLC Construction and Term Loan Agreement for financing reserves and construction contingencies.

3. Inventories

Inventories consist of the following:

	As of
	June 30, 2025	December 31, 2024
Raw materials	$8,072	$12,529
Work-in-progress	1,447	1,683
Finished goods	2,852	11,230
Total inventories	$12,371	$25,442

As of  June 30, 2025 , and December 31, 2024 , we recognized a lower of cost or net realizable value adjustment  of $26 thousand and $112  thousand, respectively, related to inventory.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	June 30, 2025	December 31, 2024
Land	$8,643	$8,642
Plant and buildings	183,783	182,724
Furniture and fixtures	2,812	2,686
Machinery and equipment	5,966	5,721
Construction in progress	54,738	46,201
Property held for development	15,431	15,431
Finance lease right of use assets	2,889	2,889
Total gross property, plant & equipment	274,262	264,294
Less accumulated depreciation	(69,621)	(64,902)
Total net property, plant & equipment	$204,641	$199,392

For the three months ended June 30, 2025 and 2024, interest capitalized in property, plant and equipment was $1.1 million and $1.3 million, respectively. For the six months ended June 30, 2025 and 2024, interest capitalized in property, plant and equipment was $2.1 million and $3.0 million, respectively.

(Tabular data in thousands, except par value and per share data)

Construction in progress includes biogas dairy digesters, mechanical vapor recompression at the Keyes Plant, the Riverbank sustainable aviation fuel and renewable diesel plant, and CCUS facilities. Property held for development is the partially completed Goodland Plant. Depreciation begins for each project when construction is complete and the project is placed into service, and is calculated using the straight-line method to allocate the depreciable amount over the estimated useful life of the applicable asset as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

For the three months ended June 30, 2025 and 2024, we recorded depreciation expense of $2.3 million and $2.0 million, respectively. For the six months ended June 30, 2025 and 2024, we recorded depreciation expense of $4.7 million and $3.8 million, respectively.

5. Debt

Debt consists of the following:

	June 30, 2025	December 31, 2024
Third Eye Capital term notes	$7,258	$7,212
Third Eye Capital revenue participation term notes	12,188	12,110
Third Eye Capital revolving credit facility	30,449	31,434
Third Eye Capital revolving notes Series B	76,257	68,476
Third Eye Capital acquisition term notes	26,900	26,788
Third Eye Capital Fuels Revolving Line	44,936	41,286
Third Eye Capital Carbon Revolving Line	27,683	26,302
Third Eye Capital short term promissory note	-	2,006
Biogas construction and term loans	48,436	48,235
Cilion purchase obligation	7,351	7,242
Subordinated notes	20,013	19,391
EB-5 promissory notes	39,212	41,615
Working capital loans	2,892	5,102
Term loans on capital expenditures	657	862
Total debt	344,232	338,061
Less current portion of debt	270,610	90,534
Total long term debt	$73,622	$247,527

Third Eye Capital Keyes Notes.  On July 6, 2012, Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), and Aemetis Facility Keyes, Inc. (“AFK”) entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Third Eye Capital Corporation ("Third Eye Capital"). Pursuant to the Note Purchase Agreement, Third Eye Capital, as administrative agent on behalf of several noteholders, extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to notes (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. On May 16, 2023, we entered into a new Revolving Notes Series B agreement with Third Eye Capital related to certain existing principal under the Revolving Credit Facility and for subsequent principal increases. The Term Notes, Revolving Credit Facility, Revolving Notes Series B, Revenue Participation Term Notes, and Acquisition Term Notes are referred to herein collectively as the "Third Eye Capital Keyes Notes." The Third Eye Capital Keyes Notes have been amended several times, and the current key terms are as follows:

A.	Term Notes. The Term Notes accrue interest at 14% per annum and mature on April 1, 2026. As of June 30, 2025, we had $7.3 million in principal, interest and fees outstanding under the Term Notes and $52.5 thousand in unamortized debt issuance costs.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at prime rate plus 13.75% (21.25% as of June 30, 2025) payable monthly in arrears and matures on April 1, 2026. As of June 30, 2025, we had $30.8 million in principal, interest and waiver fees outstanding and $0.3 million in unamortized debt issuance costs under the Revolving Credit Facility.

C.

Revolving Notes Series B. The Revolving Notes Series B accrue interest at prime rate plus 13.75% (21.25% as of June 30, 2025) payable monthly in arrears and mature on April 1, 2026. As of June 30, 2025, we had $77.0 million in principal, interest and waiver fees outstanding and $0.7 million in unamortized debt issuance costs under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Notes accrue interest at 5% per annum and mature on April 1, 2026. As of June 30, 2025, we had $12.3 million in principal and interest outstanding under the Revenue Participation Term Notes and $85.8 thousand in unamortized debt issuance costs.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at prime rate plus 10.75% (18.25% as of June 30, 2025) and mature on April 1, 2026. As of June 30, 2025, we had $27.1 million in principal, interest and redemption fees outstanding under the Acquisition Term Notes and $0.2 million in unamortized debt issuance costs. The outstanding principal balance includes a $7.5 million redemption fee which is not subject to interest.

(Tabular data in thousands, except par value and per share data)

The Third Eye Capital Keyes Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Notes allow the lender to accelerate the maturity in the event of a default that could reasonably be expected to have a material adverse effect on the Company, such as any change in the business, operations, or financial condition. We have evaluated the likelihood of such an acceleration event and determined such an event to not be probable in the next twelve months. The notes allow interest to be added to the outstanding principal balance. The notes are secured by first priority liens on all real and personal property of, assignment of proceeds from all government grants, and guarantees from our North American subsidiaries except for Aemetis Biogas LLC and its subsidiaries and contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company's Chairman and CEO, provided a guaranty of payment and performance secured by all Company shares owned by McAfee Capital and additional assets, and Mr. McAfee has also provided a personal guaranty of up to $10 million plus a pledge of his ownership interest in several personal assets.

Third Eye Capital Credit Facilities for Fuels and Carbon Revolving Lines. On March 2, 2022, Goodland Advanced Fuels, Inc. ("GAFI") and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital, as administrative agent and collateral agent, and the lender parties thereto that provides two credit lines, one with GAFI (the “Fuels Revolving Line”) and a second with ACCI (the “Carbon Revolving Line”). Loans received under the Fuels Revolving Line had an original maturity date of March 1, 2025, and are now due on demand. They accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 6.00% and (ii) ten percent (10.0%). Loans received under the Carbon Revolving Line have a maturity date of March 1, 2026, and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%). The Credit Agreement contain several affirmative and negative covenants, and loans under the Credit Agreement are secured by first priority liens on all real and personal property of and guarantees from the Company's North American subsidiaries except for Aemetis Biogas LLC. As of June 30, 2025, GAFI had principal and interest outstanding of $44.9 million classified as current debt. As of June 30, 2025, ACCI had principal and interest outstanding of $28.3 million classified as current debt, and $0.7 million in unamortized debt issuance costs.

Cilion Purchase Obligation. In connection with the merger between Aemetis Facility Keyes, Inc. and Cilion, Inc. (“Cilion”) on July 6, 2012, we incurred a $5.0 million payment obligation to Cilion shareholders as merger compensation. The liability accrues interest at 3% per annum. As of June 30, 2025, we had $7.4 million in principal and interest outstanding under the Cilion purchase obligation.

Subordinated Notes. Between 2012 and 2013 AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.4 million in notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months, and the current maturity date is December 31, 2025. Upon maturity, the Subordinated Notes are renewable at our election for six-month periods with a fee of 10% of the original note amount added to the balance outstanding plus issuance of warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock at $0.01 per share with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all AAFK debts to Third Eye Capital are paid in full. As of  June 30, 2025, and December 31, 2024, AAFK had, in aggregate, $20.6 million and $19.4 million in principal and interest outstanding, respectively, under the Subordinated Notes. As of  June 30, 2025, AAFK had $0.7 million in unamortized debt issuance costs related to the subordinated notes.

EB-5 Promissory Notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act that is designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company's subsidiary AE Advanced Fuels, Inc. ("AEAF") entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized by U.S. Citizenship and Immigration Services as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2 to 3%. The EB-5 Notes are convertible into Aemetis, Inc. common stock at a conversion price of $30 per share. Advanced BioEnergy, LP received equity investments from foreign investors, and then Advanced BioEnergy used the invested equity to make loans to AEAF. The EB-5 Notes are subordinated to the Company's senior secured debt to Third Eye Capital. On February 27, 2019, Advanced BioEnergy, LP, and AEAF entered into an Amendment to the EB-5 Notes that modified the stated maturity dates of the EB-5 Notes to provide automatic six-month extensions as long as the Advanced BioEnergy investors’ immigration processes are in progress. Accordingly, notes derived from Advanced BioEnergy equity provided by investors pending green card approval have been recognized as long-term debt while notes derived from Advanced BioEnergy equity provided by investors who have obtained green card approval have been classified as current debt. As of June 30, 2025, and December 31, 2024, $34.8 million and $34.6 million was outstanding, respectively, on the EB-5 Notes.

In 2016, the Company launched its EB-5 Phase II funding (the "EB-5 Phase II Funding") and entered into certain Note Purchase Agreements with Advanced BioEnergy II, LP, a California limited partnership authorized to receive EB-5 equity funding investments. The Company's subsidiary Aemetis Advanced Products Keyes, Inc. received $4 million in loan funds from Advanced BioEnergy II, LP from 2018 to 2019. As of both  June 30, 2025, and  December 31, 2024, $4.4 million was outstanding on the notes under the EB-5 Phase II funding, respectively.

In July 2024, in connection with settlement of litigation initiated by a broker previously engaged by Advanced BioEnergy, we entered into an agreement to pay the broker certain of its claimed fees. In April 2025, that broker initiated litigation against Aemetis, Inc. to collect $2.3 million (plus interest and fees) under the agreement. The liability previously accrued for the amount at issue in the litigation has been reclassified from debt as of December 31, 2024, to other current liabilities as of June 30, 2025.

(Tabular data in thousands, except par value and per share data)

India Biodiesel Secured and Unsecured Loans. On November 13, 2023, the Company's subsidiary Universal Biofuels Private Limited ("UBPL") entered into a secured loan agreement with a trade partner in an amount not to exceed $3.6 million that is secured by the fixed and currents assets of the Kakinada Plant. On November 6, 2023, UBPL entered into a short-term loan agreement with a different trade partner in an amount not to exceed $1.27 million. Each loan bears interest at 18% that is payable monthly. The loans are repayable on demand by the lenders, or by the extended maturity date in November 2025. As of June 30, 2025, and December 31, 2024, UBPL had outstanding balances under these agreements totaling $2.9 million and $5.1 million, respectively.

Aemetis Biogas 1 LLC Term Loan. On  October 4, 2022, Aemetis Biogas 1 LLC ("AB1") entered into a Construction Loan Agreement ("AB1 Construction Loan") pursuant to which the lender made available an aggregate principal amount of $25 million. Effective December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan") that is secured by all personal and real property of AB1. It bears interest at a rate of 9.25% per annum, to be adjusted every five years to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or (ii) the index floor. Other material terms of the loan include: (i) monthly payments of interest only beginning  January 22, 2024, (ii) equal monthly payments of principal and interest beginning January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the entire unpaid principal amount, together with accrued and unpaid interest, is due and payable. The AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of June 30, 2025, and December 31, 2024, AB1 had $24.8 million and $25.1 million outstanding, respectively, under the AB1 Term Loan.

Aemetis Biogas 2 LLC Construction and Term Loan. On July 28, 2023, Aemetis Biogas 2 LLC ("AB2") entered into a Construction and Term Loan Agreement ("AB2 Loan"), pursuant to which the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal and real property of AB2. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) monthly payments of interest only beginning August 15, 2023, (ii) equal monthly payments of principal and interest beginning August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the entire unpaid principal amount, together with accrued and unpaid interest, is due and payable. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of June 30, 2025, and December 31, 2024, AB2 had $24.4 million and $23.9 million outstanding, respectively, and unamortized discount issuance costs of $0.8 million and for both periods, under the AB2 Loan.

Jessup land acquisition notes. In connection with its acquisition of real property in November 2024, the Company's subsidiary Aemetis RNG Fuels 1 LLC ("RNG1") entered into two installment note agreements with private lenders totaling $840 thousand with interest payable monthly at 11.99% per year. As of June 30, 2025, and December 31, 2024, RNG1 had outstanding balances under these agreements totaling $640 thousand and $840 thousand, respectively.

Maturity Date Schedule

The following table shows scheduled repayments for the Company's debt obligations by year:

Twelve Months ended June 30,	Debt Repayments
2026	$270,610
2027	23,412
2028	4,447
2029	2,174
2030	1,450
Thereafter	42,900
Total debt	344,993
Debt issuance costs	(761)
Total debt, net of debt issuance costs	$344,232

6.  Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible debt, and warrants to the extent the impact is dilutive. The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of  June 30, 2025 and 2024:

	As of
	June 30, 2025	June 30, 2024
Common stock options and warrants	9,244	7,731
Debt with conversion feature at $30 per share of common stock	1,159	1,277
Total number of potentially dilutive shares	10,403	9,008

(Tabular data in thousands, except par value and per share data)

7. Revenue and Accounts Receivable

California Ethanol Revenues: We sell our ethanol segment products to J.D. Heiskell, which sells them to third parties designated by us. We record revenue when we transfer ethanol into our storage tank, which is leased to J.D. Heiskell, and when product is loaded into shipping trucks for products other than ethanol. We also buy our corn feedstock from J.D. Heiskell. Transaction prices for ethanol sales and corn purchases are based on daily market prices. We invoice J.D. Heiskell each business day for the net balance between ethanol and other product sales and our corn purchases, and J.D. Heiskell pays on the next business day. The following table shows our sales in the California Ethanol segment:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Ethanol sales	$27,724	$29,437	$55,783	$54,823
Wet distiller's grains sales	7,828	9,302	15,828	18,516
Other sales	1,736	1,393	3,425	2,882
Total	$37,288	$40,132	$75,036	$76,221

California Dairy Renewable Natural Gas Revenues: Our renewable natural gas ("RNG") production facilities as of June 30, 2025, include eleven anaerobic digesters that process feedstock from dairies into biogas, a 36-mile collection pipeline leading to a central upgrading hub that produces RNG, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel. We also generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard ("LCFS"), as well as other tax credit programs. We recognize revenue from natural gas sales when we inject the RNG into the utility pipeline and we recognize revenue from sales of D3 RINs and LCFS credits when we sell the credits. The following table shows sales in our RNG segment:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Gas sales	$292	$192	$551	$437
LCFS credit sales	773	324	1,933	1,512
RIN sales	1,986	1,082	3,010	3,441
Total	$3,051	$1,598	$5,494	$5,390

India Biodiesel Revenues: We sell biodiesel to the government-owned India Oil Market Companies pursuant to tender offers, and we sell refined glycerin to private parties. We also occasionally sell feedstock based on market conditions. The following table shows sales in our India Biodiesel segment by product category:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Biodiesel sales	$9,541	$23,708	$9,541	$54,700
Other sales	2,363	1,123	5,058	2,884
Total	$11,904	$24,831	$14,599	$57,584

Across all segments, revenue is recognized at the point in time when performance obligations have been met. Accounts receivable for all segments represent invoicing for products with varying payment terms, but with no variable consideration or financing. The opening balance of accounts receivable for all segments as of January 1, 2025 and 2024, was $1.8 million and $8.6 million, respectively, and the closing balance as of  June 30, 2025, and  December 31, 2024, were $$2.7 million and $1.8 million, respectively. Allowance for credit losses as of  June 30, 2025, and December 31, 2024, for all segments was $0 and $36 thousand, respectively. There were no liabilities for unearned revenue for any segments as of June 30, 2025.

8. Leases

We are a party to operating leases for our corporate office in Cupertino, modular offices, and laboratory facilities. We have also entered into several finance leases for mobile equipment and for the Riverbank Industrial Complex. These finance leases have a purchase option at the end of the term that we are reasonably certain we will exercise, so the leases are classified as finance leases. All of our leases have remaining terms of one year to 13 years. We apply an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet, and recognize those lease payments in the Consolidated Statements of Operations as we incur the expenses.

We evaluate leases in accordance with ASC 842 – Lease Accounting. When discount rates implicit in leases cannot be readily determined, we use the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and to measure lease liabilities and right of use (ROU) assets. The incremental borrowing rate we use is based on weighted average baseline rates commensurate with our secured borrowing rate, over a similar term. At each reporting period when there is a new lease initiated, the rates established for that quarter are used.

(Tabular data in thousands, except par value and per share data)

The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost
Operating lease expense	$202	$196	$392	$377
Short term lease expense	45	42	86	63
Variable lease expense	23	35	46	67
Total operating lease cost	$270	$273	$524	$507

Finance lease cost
Amortization of right-of-use assets	$30	$30	$60	$60
Interest on lease liabilities	89	83	179	169
Total finance lease cost	$119	$113	$239	$229

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating cash flows used in operating leases	$233	$246	$419	$414
Operating cash flows used in finance leases	89	83	179	169
Financing cash flows used in finance leases	154	154	162	161

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating leases
Accretion of the lease liability	$84	$89	$161	$164
Amortization of right-of-use assets	118	106	231	211

The weighted average remaining lease term and weighted average discount rate as of June 30, 2025 are as follows:

Weighted Average Remaining Lease Term
Operating leases (in years)	11.0	6.5
Finance leases (in years)	11.7	12.6

Weighted Average Discount Rate
Operating leases	12.8%	13.7%
Finance leases	13.3%	13.3%

Supplemental balance sheet information related to leases is as follows:

	June 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$2,492	$2,237

Other current liability	551	534
Other long term liabilities	2,019	1,809
Total operating lease liabilities	2,570	2,343

Finance leases
Property and equipment, at cost	$2,889	$2,889
Accumulated depreciation	(409)	(349)
Property and equipment, net	2,480	2,540

Other current liability	242	244
Other long term liabilities	2,658	2,639
Total finance lease liabilities	2,900	2,883

(Tabular data in thousands, except par value and per share data)

Maturities of operating and finance lease liabilities are as follows:

Twelve months ended June 30,	Operating leases	Finance leases

2026	$837	$150
2027	752	145
2028	706	145
2029	108	145
2030	110	145
Thereafter	2,146	9,815
Total lease payments	4,659	10,545
Less imputed interest	(2,089)	(7,645)
Total lease liability	$2,570	$2,900

We act as sublessor in certain leasing arrangements, primarily related to land and buildings. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. Sublease income and head lease expense for these transactions are recognized on a net basis on the consolidated financial statements. Sublease income is recorded in the General and Administrative Expense section of the Consolidated Statements of Operations and Comprehensive Loss.

The components of lease income are as follows for the three and six months ended June 30, 2025 and 2024, respectively:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Lease income	$732	$516	$1,415	$1,007

Future lease commitments to be received as of June 30, 2025, are as follows:

Twelve months ended June 30,
2026	$1,742
2027	1,758
2028	1,547
2029	1,594
2030	1,012
Thereafter	-
Total future lease commitments	$7,653

9. Stock Based Compensation

2019 Stock Plan

The Aemetis, Inc. Amended and Restated 2019 Stock Plan (the “2019 Stock Plan”) allows our Board of Directors or delegated Board committee to grant Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards to employees, directors, and consultants. During the six months ended June 30, 2025, we issued stock options to employees exercisable for 1.8 million shares, issued 368 thousand shares of stock to members of our Board of Directors as compensation, and 29 thousand shares to an executive officer in lieu of cash compensation. The following table summarizes activity under the 2019 Stock Plan during the six months ending June 30, 2025:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2024	78	7,201	$4.06
Authorized	2,148		-
Options Granted	(1,816)	1,816	2.73
Common Stock Granted	(396)	-	-
Exercised	-	(340)	0.76
Forfeited/expired	76	(76)	4.54
Balance as of June 30, 2025	90	8,601	$3.91

The options outstanding as of June 30, 2025, include vested rights to purchase 5.6 million shares and the remaining purchase rights are not yet vested.

Inducement Equity Plan

In March 2016, the Board of Directors approved an Inducement Equity Plan authorizing the issuance of non-statutory options for the purchase of up  100,000 shares of common stock. This plan was not approved by stockholders so it is available only for grants to prospective employees. As of June 30, 2025, there are no option grants outstanding under the Inducement Equity Plan.

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

The weighted average fair value calculations for the options granted during the  six months ended June 30, 2025 and 2024, are based on the following assumptions:

	For the six months ended June 30,
Description	2025	2024
Dividend-yield	-%	-%
Risk-free interest rate	4.30%	4.08%
Expected volatility	113.50%	115.42%
Expected life (years)	5.81	5.81
Market value per share on grant date	$ 2.73	$ 3.10
Fair value per option on grant date	$ 2.32	$ 2.65

During the  six months ended June 30, 2025 and 2024, we granted  396 thousand and  364 thousand shares of common stock under the 2019 Stock Plan, respectively, with a fair value on date of grant of  $2.73 and $3.10, respectively, per share.

As of  June 30, 2025, we had $6.0 million of total unrecognized compensation expense for option issuances, which we will amortize over the remaining vesting period for each applicable grant, which has a weighted average of  1.99 years as of June 30, 2025.

(Tabular data in thousands, except par value and per share data)

10. Warrants to Purchase Common Stock

On June 30, 2025, the maturity dates on two accredited investor's Subordinated Notes were extended to December 31, 2025. In connection with the extension, we issued the noteholders warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock with a term of two years and an exercise price of $0.01 per share. The warrants were subsequently fully exercised in the third quarter.

The following table summarizes warrant activity during the six months ending June 30, 2025:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2024	530	$11.70	4.78
Granted	226	0.01
Exercised	(113)	0.01
Outstanding June 30, 2025	643	$9.64	3.88

All of the above outstanding warrants are fully vested and exercisable as of June 30, 2025.

The fair value calculations for issued warrants are based on the following weighted average factors:

	For the six months ended June 30,
Description	2025	2024
Dividend-yield	-%	-%
Risk-free interest rate	3.99%	4.23%
Expected volatility	90.48%	101.36%
Expected life (years)	2.00	2.00
Exercise price per share	$0.01	$0.01
Market value per share on grant date	$2.59	$5.24
Fair value per share on grant date	$2.58	$5.23

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

The Preferred Unit Purchase Agreement has been amended multiple times. Most recently, in May 2025, ABGL entered into an agreement entitled Ninth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Ninth Amendment") with an effective date of April 30, 2025, that, among other provisions, requires ABGL to redeem all of the outstanding Series A Preferred Units by August 31, 2025, for an aggregate redemption price of $116.8 million which includes a $2 million incremental fee for the PUPA Ninth Amendment. The PUPA Ninth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair- X and Third Eye Capital effective as of September 1, 2025, and maturing August 31, 2026, in substantially the form attached to the PUPA Ninth Amendment and specifies that entry into such credit agreement will satisfy the obligation to redeem the Series A Preferred Units. The credit agreement would bear an interest rate equal to the greater of (i) prime rate plus 10.0% and (ii) 16.0%. We evaluated the PUPA Ninth Amendment and prior similar amendments in accordance with ASC 470 and applied troubled debt restructuring accounting, resulting in no gain or loss from the execution of the particular amendment. In addition, consistent with ASC 470-60, we accreted the amount of principal and interest due using the effective interest method from the starting liability on the effective date of the amendment to the amount that would be due as of the maturity date of the credit agreement. Following this methodology, we  recorded Series A Preferred Unit liabilities of $128.9 million and $126.6 million as long-term liabilities as of June 30, 2025 , and December 31, 2024 , respectively.

12. Agreements

J.D. Heiskell Working Capital Agreements. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, AAFK procures whole yellow corn from J.D. Heiskell. AAFK has the ability to obtain grain from other sources subject to certain conditions; however, in the past all AAFK grain purchases have been from J.D. Heiskell. Title to and risk of loss of the corn pass to AAFK when the corn is deposited into the Keyes Plant weigh bin. Pursuant to a separate agreement entered in May 2023, J.D. Heiskell also purchases all of our ethanol, WDG, corn oil, and CDS and sells them to marketing companies designated by us. We have designated Murex to purchase and market ethanol and A.L. Gilbert to purchase and market WDG and corn oil. Our relationships with J.D. Heiskell, Murex, and A.L. Gilbert are well established, and we believe that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching a widespread customer base, managing inventory, and providing working capital relationships.

(Tabular data in thousands, except par value and per share data)

The following table summarizes the J.D. Heiskell purchase and sales activity during the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Ethanol sales	$27,724	$29,437	$55,783	$54,823
Wet distiller's grains sales	7,828	9,302	15,828	18,516
Corn oil sales	1,497	1,161	2,951	2,452
CDS sales	6	5	15	26
Corn purchases	29,935	33,407	61,289	64,320

	June 30, 2025	December 31, 2024
Accounts receivable	71	25

The agreements with J.D. Heiskell, Murex, and A.L. Gilbert include marketing and transportation services. For the three months ended June 30, 2025 and 2024, we expensed marketing costs of $0.6 million and $0.7 million, respectively, in connection with the marketing arrangements and these costs are included in Selling, General, and Administration. For the six months ended  June 30, 2025 and 2024, we expensed marketing costs of $1.2 million in both periods. For the three months ended June 30, 2025, we expensed transportation costs of $1.1 million related to sales of ethanol and $1.3 million related to sales of WDG. For the six months ended  June 30, 2025, we expensed transportation costs of $2.3 million related to sales of ethanol and $2.7 million related to sales of WDG. For the three months ended June 30, 2024, we expensed $0.8 million related to sales of ethanol and $1.5 million related to sales of WDG. For the six months ended June 30, 2024, we expensed transportation costs of $1.5 million related to sales of ethanol and $2.9 million related to sales of WDG. Transportation costs are included in costs of goods sold.

(Tabular data in thousands, except par value and per share data)

Supply Trade Agreement. On July 1, 2022, UBPL entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) pursuant to which Gemini supplies UBPL with feedstock up to a credit limit of $12.7 million and has a collateral interest in inventories, current assets, and fixed assets of UBPL. If UBPL fails to pay an invoice within the ten-day credit period, the outstanding balance bears interest at 18%. The agreement continued through June 2025. As of   June 30, 2025, and December 31, 2024, UBPL had accounts payable of none and $6.2 million respectively, under this agreement.

Forward Sale Commitments.  As of June 30, 2025, we have no forward sale commitments.

Natural Gas Purchase Agreement. As of June 30, 2025, we have a forward purchase agreement in place to buy approximately 3,700 MMBtu of natural gas per day at a fixed price of $3.30 per MMBtu through October 2025. We have elected to apply the normal purchases and normal sales scope exception under ASC 815, hence the natural gas purchased under this agreement is accounted for and included as cost of goods sold in our financial statements.

13. Segment Information

We recognize three reportable segments: “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.”

The “California Ethanol” segment includes our 65 million gallon per year ethanol plant in Keyes, California, and the adjacent land leased to upgrade our CO₂ production to commercial quality.

The “California Dairy Renewable Natural Gas” segment includes the production and sale of Renewable Natural Gas ("RNG") and associated environmental attributes, consisting of anaerobic digesters located at dairies, a 36-mile biogas collection pipeline, a biogas upgrading hub that produces RNG from the biogas, a pipeline interconnect, and ongoing construction of additional digesters.

The “India Biodiesel” segment includes our 80 million gallon per year biodiesel production plant in Kakinada, India, and administrative offices in Hyderabad, India.

We have additional operating segments that were determined not to be separately reportable segments, including our key projects under development which consist of a sustainable aviation fuel and renewable diesel production in Riverbank and Carbon Capture and Underground Sequestration ("CCUS") wells in California. Additionally, our corporate offices, Goodland Plant in Kansas, Riverbank Industrial Complex management, and our research and development facility in Minnesota are included in the “All Other” category.

The following tables summarize financial information by reportable segment for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30, 2025
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$37,288	$3,051	$11,904	$-	$52,243
Gross profit (loss)	(3,806)	855	(404)	-	(3,355)

Net Loss	(12,611)	(3,533)	(586)	(6,665)	(23,395)
Interest expense including amortization of debt fees	8,001	939	291	3,099	12,330
Accretion and other expenses of Series A preferred units	-	2,032	-	-	2,032
Income tax expense	1	-	(530)	-	(529)
Depreciation	1,075	1,012	198	65	2,350
Stock-based compensation expense	-	-	-	1,433	1,433
Other amortization	11	-	-	-	11
EBITDA	(3,523)	450	(627)	(2,068)	(5,768)

Capital expenditures	339	2,836	60	290	3,525

(Tabular data in thousands, except par value and per share data)

	For the three months ended June 30, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$40,132	$1,598	$24,831	$-	$66,561
Gross profit (loss)	(3,921)	(136)	2,251	-	(1,806)

Net Income (Loss)	(17,254)	(5,349)	1,210	(7,781)	(29,174)
Interest expense including amortization of debt fees	7,919	730	204	2,871	11,724
Accretion and other expenses of Series A preferred units	-	3,477	-	-	3,477
Income tax expense	-	2	383	-	385
Depreciation	1,043	771	180	55	2,049
Stock-based compensation expense	-	-	-	1,977	1,977
Other amortization	12	-	-	-	12
Loss on asset disposals	3,644	-	-	-	3,644
EBITDA	(4,636)	(369)	1,977	(2,878)	(5,906)

Capital expenditures	323	4,306	14	754	5,397

	For the six months ended June 30, 2025
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues	$75,036	$5,494	$14,599	$-	$95,129
Gross profit (loss)	(8,744)	1,160	(851)	-	(8,435)
	-	-	-	-	-
Net Income (Loss)	(27,521)	(1,771)	(2,298)	(16,334)	(47,924)
Interest expense including amortization of debt fees	16,462	1,887	747	6,927	26,023
Accretion and other expenses of Series A preferred units	-	4,311	-	-	4,311
Income tax expense (benefit)	1	(6,995)	(329)	11	(7,312)
Depreciation	2,176	2,021	382	129	4,708
Stock-based compensation expense	-	-	-	3,741	3,741
Other amortization	23	-	-	-	23
EBITDA	(8,859)	(547)	(1,498)	(5,526)	(16,430)

Capital expenditures	382	4,093	439	436	5,350
Total assets as of June 30, 2025	53,230	124,099	25,462	37,225	240,016

	For the six months ended June 30, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$76,221	$5,390	$57,584	$-	$139,195
Gross profit (loss)	(9,579)	2,074	5,087	-	(2,418)

Net Loss	(31,354)	(8,515)	2,524	(16,060)	(53,405)
Interest expense including amortization of debt fees	14,896	1,366	629	5,346	22,237
Accretion and other expenses of Series A preferred units	-	6,788	-	-	6,788
Income tax expense	-	36	1,227	-	1,263
Depreciation	2,009	1,340	388	110	3,847
Stock-based compensation expense	-	-	-	4,946	4,946
Other amortization	24	-	-	-	24
Loss on asset disposals	3,644	-	-	-	3,644
EBITDA	(10,781)	1,015	4,768	(5,658)	(10,656)

Capital expenditures	430	7,149	318	1,083	8,980
Total assets as of December 31, 2024	57,076	126,113	37,587	38,526	259,302

California Ethanol: Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 99.4% and  95.6%  of our California Ethanol segment revenues for the three months ended June 30, 2025 and  2024, respectively. Sales to J.D. Heiskell account for  99.4% and  92.9% of our California Ethanol segment revenues for the six months ended June 30, 2025 and 2024. J.D. Heiskell accounts for over 90% of all Ethanol Segment sales for the three and six months ended June 30, 2025 and 2024.

California Dairy Renewable Natural Gas: Sales of RNG during the  three and six months ended June 30, 2025 and  2024, were to a single customer. We sold D3 RINs and LCFS credits to two other customers.

India Biodiesel: For the three months ended June 30, 2025 , four customers accounted for 34%, 25%, 23%, and 16% of our India Biodiesel segment's revenues. For the three months ended June 30, 2024, three biodiesel customers accounted for 44%, 34%, and 17% of the segment's revenues. For the six months ended June 30, 2025, four customers accounted for 28%, 26%, 20%, and 19% of the segment's revenues.  For the six months ended June 30, 2024, three customers accounted for 42%, 36%, and 17% of the segment's revenues.

14. Related Party Transactions

The Company owes Eric McAfee, our Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), which is owned by Mr. McAfee, $1.3 million as of June 30, 2025, in connection with employment agreements, bonus awards, expense reimbursements, and guarantee fees in connection with guarantees of the Company's indebtedness to Third Eye Capital provided by McAfee Capital and by Mr. McAfee personally.

(Tabular data in thousands, except par value and per share data)

15. Subsequent Events

We evaluated subsequent events through the date these financial statements were issued, and we concluded that there were no material subsequent events requiring disclosure.

16. Liquidity and Going Concern

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. This approach to presentation is qualified by the following additional descriptions of our financial position.

Debt

We have substantial accumulated debt and our senior lender has a security interest in substantially all of the Company's assets. We have been reliant on our senior secured lender to provide extensions to the maturity dates of its debt facilities and have been required to remit substantially all excess cash from tax credit sales as payments of that debt, in addition to other periodic payments. In order to meet our obligations during the next twelve months, we will need to refinance debt with our senior lender for amounts becoming due in the next twelve months or receive its continued cooperation.

Operational Cash Flows

We do not currently generate positive cash flow from our consolidated operations. We are pursuing the following strategies to improve liquidity:

California Ethanol

Optimize Operations. We plan to continue to operate the Keyes Plant and to optimize operating parameters based on market conditions. For example, we recently improved ethanol yields and operating margins by scaling back throughput by about 15%.

Reduce Natural Gas Use and Reduce Ethanol Carbon Intensity. We are constructing a Mechanical Vapor Recompression ("MVR") system that will reduce the Keyes Plant's natural gas consumption by about 80% and lower the carbon intensity of the ethanol produced at the Plant. This will reduce overall fuel costs and volatility and will increase income from LCFS credits and Section 45Z tax credits. The MVR project is expected to become operational in the first half of 2026.

Monetize New Section 45Z Tax Credits. The Keyes Plant started earning Section 45Z tax credits effective January 1, 2025, and we are in the process of monetizing the credits that have been earned so far. The recent federal tax and budget legislation referred to as the "One Big Beautiful Bill" that was enacted in July 2025 contains provisions that are expected to increase our future income from Section 45Z tax credits for ethanol production, including an increase in the credit amount earned for each gallon of ethanol we produce and an extension of the term of the credits to a total of five years.

Evaluate New Technologies.  We continue to evaluate other opportunities to improve the Keyes Plant's financial performance by adopting new technologies or process changes that allow for further improvement to energy efficiency, use of lower cost feedstocks, and other margin enhancements.

California Renewable Natural Gas

Operate Eleven Digesters.  We completed construction of four new digesters in 2024 so will generate full cash flow from continuing to operate our eleven existing digesters for a full year in 2025 to produce and sell Renewable Natural Gas and the associated environmental attributes.

Construct New Digesters.  We plan to continue to build new dairy digesters that increase cash flow as allowed by capital availability. We have agreements with a total of fifty dairies and expect the next set of digesters to begin producing biogas in the third quarter of 2025. We are seeking debt from a variety of sources to facilitate additional digester construction.

Increase LCFS Credit Revenue.  In the second quarter of 2025, the California Air Resource Board approved provisional pathways for seven dairy locations, which is expected to increase our LCFS credit revenue from biogas we produce from those dairies by about 100% starting in the third quarter of 2025, compared to the temporary pathways that previously applied. We still generate LCFS credits under temporary pathways at four operating digesters and expect LCFS revenue to increase further as we obtain more provisional LCFS pathways for those dairies. In addition, CARB's recently approved amendments to the LCFS regulation became effective July 1, 2025, which are expected to reduce the oversupply of LCFS credits and lead to higher credit prices in the future.

Monetize New Section 45Z Tax Credits.  Our RNG production started earning Section 45Z production tax credits effective January 1, 2025, and we are in the process of monetizing the credits earned so far. The recent federal tax and budget legislation referred to as the "One Big Beautiful Bill" that was enacted in July 2025 contains provisions that are expected to increase our future income from Section 45Z tax credits for RNG production, including an increase in the credit amount earned for each MMBtu of RNG we produce and an extension of the term of the credits to a total of five years.

India Biodiesel

Continue Sales to OMCs. We plan to continue to operate the Kakinada Plant to produce biodiesel and glycerin and to sell the biodiesel to government-owned Oil Marketing Companies ("OMCs") to help them achieve government mandates to increase the percentage of biodiesel used in India as a percentage of total diesel uses.

Expand Operations and Plan for IPO. We have hired a new executive team in India to help develop plans for additional growth of our India business and to execute on a potential public stock offering of our India subsidiary.

Maintain Self-Sustaining Cash Flow. Notably, our India business has been self-sustaining from a cash and liquidity perspective for several years, and we expect this to continue.

Financing

While we are implementing our plans to improve liquidity, we have been raising cash for operations by selling equity through our at-the-market stock registration, and we expect to continue to do so. We also plan to seek additional funding for existing and new business opportunities through a combination of working with our senior lender, restructuring or refinancing existing loan agreements, entering into additional debt agreements for specific projects, and obtaining project specific equity and debt for development projects, and obtaining additional debt from the current EB-5 Phase II offering.

Summary

As discussed above, there have been several events in the last six months that are expected to improve our ability to execute on the strategies for improving liquidity, including, for example, recent approval of biogas LCFS pathways, effectiveness of the new LCFS rule amendments, availability of Section 45Z tax credits for both ethanol and RNG production, and hiring of a new CFO in India to help manage an expected IPO.

Notwithstanding our plans to improve liquidity and these favorable recent events, the extent of our debt and reliance on our senior secured lender, along with expected near-term shortfalls in cash flow from operations, require us to continue to carry forward the conclusion that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●

Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our consolidated condensed financial statements and accompanying notes included in Item 1 of Part 1 of this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and in other reports we file with the SEC. All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Founded in 2006 and headquartered in Cupertino, California, we are an international renewable natural gas and biofuels company focused on the operation, acquisition, development and commercialization of innovative low and negative carbon intensity products and technologies. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be separately reportable that are collectively represented by the “All Other” category. Our mission is to generate innovative renewable fuel solutions that benefit communities and improve the environment. We are executing our mission by building a circular bioeconomy using agricultural products and waste to produce low carbon renewable fuels that create jobs, reduce greenhouse gas (“GHG”) emissions, and improve air quality. For revenue and other information regarding our operating segments, see Note 13 - Segment Information, of the Notes to Consolidated Financial Statements of this Form 10-Q.

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

Our California Dairy Renewable Natural Gas segment operates anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed) to produce biogas from dairy waste, transports the biogas by pipeline to the Keyes Plant site, and converts the biogas to Renewable Natural Gas (“RNG”) that is delivered to customers through the utility natural gas pipeline. We currently have eleven operating digesters that receive waste from twelve dairies, and we are actively growing with additional digesters under construction. We have constructed 36 miles of biogas collection pipeline and have received environmental approval to construct an additional 24 miles of pipeline. We currently have agreements to build digesters and receive waste from a total of 50 dairies and are seeking to sign agreements with additional dairies.

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

Our "All Other" segment consists of our projects that are under development, including our planned Carbon Capture and Underground Sequestration ("CCUS") operations and the planned sustainable aviation fuel ("SAF") and renewable diesel ("RD") plant in Riverbank, California.  The All Other segment also includes our research and development facility in Minneapolis, Minnesota, operation of the Riverbank Industrial Complex, and our corporate offices in Cupertino, California.

Our SAF/RD production plant is currently designed to produce 90 million gallons per year of combined SAF/RD or 78 million gallons per year of SAF from feedstocks consisting of renewable waste vegetable and animal oils. Our project is located at the Riverbank Industrial Complex in Riverbank, California. We signed a lease with an option to purchase the Riverbank Industrial Complex in 2021 and took possession of the site in 2022.  In 2023, we received a Use Permit and the California Environmental Quality Act ("CEQA") approval for the SAF/RD plant and in 2024 we received Authority to Construct air permits for the plant. We are continuing with development activities, including engineering, and financing. The Riverbank site has access to low carbon hydroelectric power, and our plant is designed to use renewable hydrogen that will be produced from byproducts of the SAF/RD production process.

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

Results of Operations

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, renewable natural gas ("RNG") environmental attributes for our California Dairy Renewable Natural Gas segment, and biodiesel for our India Biodiesel segment.

	2025	2024	Inc/(dec)	% change
California Ethanol	$37,288	$40,132	$(2,844)	(7.1)%
California Dairy Renewable Natural Gas	3,051	1,598	1,453	90.9%
India Biodiesel	11,904	24,831	(12,927)	(52.1)%
Total	$52,243	$66,561	$(14,318)	(21.5)%

California Ethanol. For the three months ended June 30, 2025, this segment generated 74.4% of its revenue from sales of ethanol, and the rest from sales of WDG, Corn Oil, CDS, and CO₂. For the three months ended June 30, 2025, the Keyes Plant sold 13.8 million gallons of ethanol at an average price of $2.01 per gallon and 91 thousand tons of WDG at an average price of $86 per ton, compared to sales during the three months ended June 30, 2024, when the Keyes Plant sold 14.8 million gallons of ethanol at an average price of $1.99 per gallon and 105 thousand tons of WDG at an average price of $89 per ton. Overall revenue decreased by 7.1% primarily due to our scaling back of the Keyes Plant production rate to optimize yields, resulting in a decrease in sales volume of ethanol by 7% and WDG by 13%.

California Dairy Renewable Natural Gas. During the three months ended June 30, 2025, we sold 106.4 thousand MMBtu ("million British thermal units") of RNG at an average price of $2.75 per MMBtu, compared to the three months ended June 30, 2024, when we sold 88 thousand MMBtu of RNG at an average price of $2.19 per MMBtu. During the three months ended June 30, 2025, we sold 763.6 thousand D3 RINs at an average price of $2.60 per D3 RIN, compared to the three months ended June 30, 2024, when we sold 341 thousand D3 RINs at an average price of $3.17 per RIN. We have been generating LCFS credits associated with the RNG sales based on the default carbon intensity ("CI") of negative 150 while our individual dairy CI pathways were waiting for approval from the California Air Resources Board ("CARB"). During the period ended June 30, 2025, we sold 14 thousand LCFS credits at an average price of $55.25 each, compared to 5 thousand LCFS credits at an average price of $64.75 each during the period ended June 30, 2024.

India Biodiesel. In 2024 and 2025, all of our India sales of biodiesel were to government owned Oil Marketing Companies ("OMCs") pursuant to the OMC tender and allocation process. For the three months ended June 30, 2025, we generated 80% of our India segment revenues from the sale of biodiesel, and 20% from other sales, compared to 96% of revenue from biodiesel, and 4% from other sales for the three months ended June 30, 2024. The decrease in revenues was primarily due to delays in receiving the tender contracts from Oil Marketing Companies and a change in the purchase price offered in the tender from cost-plus to a fixed price specified in the tender. We sold 9.4 thousand metric tons of biodiesel during the three months ended June 30, 2025, compared to 20.4 thousand metric tons of biodiesel sold during the three months ended June 30, 2024.

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

We purchase our feedstock for California Ethanol from J.D. Heiskell based on daily market prices for corn plus costs of rail transportation, local basis, and a handling fee paid to J.D. Heiskell. The credit term for the corn purchased from J.D. Heiskell is one day, netted from our product sales. Cost of goods sold also includes the cost of electricity and natural gas, chemicals, maintenance, direct labor, depreciation, and freight.

We obtain the feedstock for producing RNG from dairy operators who lease us their land for construction of our digesters and supply our digesters with manure in liquid form. Our cost of feedstock is established by manure supply agreements based on the value of the environmental attributes and the number of cows at each dairy.

We procure several different feedstocks for the Kakinada Plant, including stearin, a non-edible feedstock, from neighboring natural oil processing plants. Raw material is received by truck and loaded at our vendor's nearby facilities. Credit terms vary by vendor. However, we generally receive 15 days of credit for the purchases. We purchase crude glycerin in the international market on letters of credit or advance payment terms as market prices become viable.

	2025	2024	Inc/(dec)	% change
California Ethanol	$41,094	$44,053	$(2,959)	(6.7)%
California Dairy Renewable Natural Gas	2,196	1,734	462	26.6%
India Biodiesel	12,308	22,580	(10,272)	(45.5)%
Total	$55,598	$68,367	$(12,769)	(18.7)%

California Ethanol. We ground 4.7 million bushels of corn at an average cost of $6.42 per bushel during the three months ended June 30, 2025, compared to 5.2 million bushels of corn at an average cost of $6.36 per bushel during the three months ended June 30, 2024. The 6.7% decrease in cost of goods sold for the three months ended June 30, 2025, is mainly due to the planned reduction in the quantity of corn ground.

(Tabular data in thousands, except par value and per share data)

California Dairy Renewable Natural Gas. Cost of goods sold includes dairy manure payments, equipment maintenance, and depreciation. The increase from the first quarter of 2024 to the first quarter of 2025 was primarily due to the increase in the number of operating digesters.

India Biodiesel.  The decrease in cost of goods sold during the three months ended June 30, 2025, compared to June 30, 2024, was attributable to reduced biodiesel sales. The average cost of feedstock used to produce biodiesel was $1,165 per metric ton during the three months ended June 30, 2025, compared to $924 per metric ton during the three months ended June 30, 2024.

Gross profit (loss)

	2025	2024	Inc/(dec)	% change
California Ethanol	$(3,806)	$(3,921)	$115	(2.9)%
California Dairy Renewable Natural Gas	855	(136)	991	(728.7)%
India Biodiesel	(404)	2,251	(2,655)	(117.9)%
Total	$(3,355)	$(1,806)	$(1,549)	85.8%

California Ethanol. The decrease in gross loss during the three months ended June 30, 2025, compared to the same period in 2024, was attributable primarily to decreased corn costs.

California Dairy Renewable Natural Gas. The increase in gross profit for the three months ended June 30, 2025, compared to the same period in 2024, is due to the increase in sales as a result of the increased number of operating digesters.

India Biodiesel. The decrease in gross profit for the three months ended June 30, 2025, compared to the same period in 2024, reflects the decrease in the quantity of biodiesel sold, as well as a decrease in glycerin sold, coupled with a 28% increase in feedstock costs.

Operating (income)/expense and non-operating (income)/expense

	2025	2024	Inc/(dec)	% change
Selling, general and administrative	7,319	11,800	(4,481)	(38.0)%

Other expense (income):
Interest expense
Interest rate expense	$11,235	$9,904	$1,331	13.4%
Debt related fees and amortization expense	1,095	1,820	(725)	(39.8)%
Accretion and other expenses of Series A preferred units	2,032	3,477	(1,445)	(41.6)%
Other (income) expense	(1,112)	(18)	(1,094)	6077.8%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facility expenses. SG&A expenses as a percentage of revenue were 14% in the three months ended June 30, 2025, compared to 18% in the three months ended June 30, 2024. The decrease in SG&A expense was primarily due to a one-time $3.6 million loss on an asset write-off in the three months ended June 30, 2024, a $0.2 million increase in rental income from subleases in the three months ended June 30, 2025, and a reduction in legal, professional, and membership fees.

Other expenses consist primarily of interest and amortization expense on debt and accretion of the liability to repurchase biogas Series A Preferred Units. The cost of debt includes issuance of warrants as renewal fees. The fair value of stock and warrants are amortized as expenses, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. Interest expense and debt related fees and amortization increased in the three months ended June 30, 2025, due to higher variable interest rates and higher debt balances.

(Tabular data in thousands, except par value and per share data)

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Revenues

	2025	2024	Inc/(dec)	% change
California Ethanol	$75,036	$76,221	$(1,185)	(1.6)%
California Dairy Renewable Natural Gas	5,494	5,390	104	1.9%
India Biodiesel	14,599	57,584	(42,985)	(74.6)%
Total	$95,129	$139,195	$(44,066)	(31.7)%

California Ethanol. For the six months ended June 30, 2025, this segment generated 74% of its revenue from sales of ethanol, and the rest from sales of WDG, corn oil, CDS, and CO₂. During the six months ended June 30, 2025, the Keyes plant sold 27.9 million gallons of ethanol at an average price of $2.00 per gallon and 184 thousand tons of WDG at an average price of $86.00 per ton, compared to sales during the six months ended June 30, 2024, when the Keyes plant sold 28.9 million gallons of ethanol at an average price of $1.89 per gallon and 199 thousand tons of WDG at an average price of $93 per ton. This segment's revenue decreased slightly primarily due to decrease in the quantities sold for ethanol and WDG along with a decrease in the WDG price.

California Dairy Renewable Natural Gas. During the six months ended June 30, 2025, we sold 177.3 thousand MMBtu ("million British thermal units") of RNG at an average price of $3.11 per MMBtu, compared to the six months ended June 30, 2024, when we sold 148.8 thousand MMBtu of RNG at an average price of $2.94 per MMBtu. During the six months ended June 30, 2025, we sold 1.2 million D3 RINs at an average price of $2.61 per D3 RIN, compared to the six months ended June 30, 2024, when we sold 1.1 million D3 RINs at an average price of $3.11 per RIN. We have been generating LCFS credits associated with the RNG sales based on the default carbon intensity ("CI") of negative 150 while our individual dairy CI pathways were waiting for approval from the California Air Resources Board ("CARB"). During the six months ended June 30, 2025, we sold 30 thousand LCFS credits at an average price of $64.45 each, compared to 23 thousand metric tons of LCFS credits at an average price of $65.73 each during the six months ended June 30, 2024.

India Biodiesel.  For the six months ended June 30, 2025, the Kakinada Plant generated $9.5 million in revenue from sales of biodiesel, and $5.1 million from other sales. The India biodiesel plant generated $54.7 million in revenue from biodiesel and $2.9 million in revenue from other sales during the same period in 2024. The segment's revenue decreased due to delays in OMC's issuing tenders and associated purchase contracts.

Cost of Goods Sold

	2025	2024	Inc/(dec)	% change
California Ethanol	$83,780	$85,800	$(2,020)	(2.4)%
California Dairy Renewable Natural Gas	4,334	3,316	1,018	30.7%
India Biodiesel	15,450	52,497	(37,047)	(70.6)%
Total	$103,564	$141,613	$(38,049)	(26.9)%

California Ethanol. We ground 9.4 million bushels of corn at an average cost of $6.53 per bushel during the six months ended June 30, 2025, compared to 10.1 million bushels of corn at an average price of $6.35 per bushel during the six months ended June 30, 2024. The slight decrease in cost of goods sold for the six months ended June 30, 2025, is mainly due to the decrease in the quantity of the corn ground.

(Tabular data in thousands, except par value and per share data)

California Dairy Renewable Natural Gas. Cost of goods sold includes dairy manure payments, equipment maintenance, and depreciation. The increase from the second quarter of 2024 to the second quarter of 2025 was primarily due to the increase in the number of operating digesters.

India Biodiesel.  The decrease in cost of goods sold during the six months ended June 30, 2025, compared to June 30, 2024, was attributable to a reduced use of feedstock due to reduced sales of biodiesel during the six months ended June 30, 2025, of 9.4 metric tons compared to 47.5 thousand metric tons of biodiesel sold during the six months ended June 30, 2024.

Gross profit (loss)

	2025	2024	Inc/(dec)	% change
California Ethanol	$(8,744)	$(9,579)	$835	(8.7)%
California Dairy Renewable Natural Gas	1,160	2,074	(914)	(44.1)%
India Biodiesel	(851)	5,087	(5,938)	(116.7)%
Total	$(8,435)	$(2,418)	$(6,017)	248.8%

California Ethanol. The decrease in gross loss between the six months ended June 30, 2025, and the same period in 2024 was attributable primarily to the decrease in the costs of goods sold.

California Dairy Renewable Natural Gas. The decrease in gross profit for the six months ended June 30, 2025, compared to the same period in 2024 is due to the decrease in sales and increase in costs of goods sold, primarily depreciation, for the increased number of operating digesters.

India Biodiesel. The decrease in gross profit during the six months ended June 30, 2025, compared to the six months ended June 30, 2024 reflects the reduced sales in 2025 the increase in feedstock costs.

Operating (income)/expense and non-operating (income)/expense

	2025	2024	Inc/(dec)	% change
Selling, general and administrative expenses	17,794	20,650	(2,856)	(13.8)%
Other expense (income):
Interest expense
Interest rate expense	$22,253	$18,996	3,257	17.1%
Debt related fees and amortization expense	3,770	3,241	529	16.3%
Accretion and other expenses of Series A preferred units	4,311	6,788	(2,477)	(36.5)%
Other income	(1,327)	49	(1,376)	(2808.2)%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facility expenses. SG&A expenses as a percentage of revenue increased to 19% in the six months ended June 30, 2025, compared to 15% in the six months ended June 30, 2024. The overall decrease in SG&A expense was primarily due to a $3.6 million loss on an asset write-off in the six months ended June 30, 2024, offset by a $2.2 million increase in expenses such as taxes, insurance, rent, utilities, supplies, and services, and $0.4 million increase in rental income from subleases in the six months ended June 30, 2025.

Other expenses consist primarily of interest and amortization expense attributable to our debt and to accretion of biogas Series A Preferred Units. The cost of debt includes issuance of warrants as renewal fees. The fair value of stock and warrants are amortized as expenses, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. Interest expense and debt related fees and amortization increased in the six months ended June 30, 2025, due to higher variable interest rates and higher debt balances.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $1.6 million at June 30, 2025, with $0.6 million held in our North American entities and $1.0 million in our India entity. Our current ratio was 0.06 at June 30, 2025, compared to 0.31 at December 31, 2024. We expect that our future available cash resources will be generated from operations, sales of equity, sales of tax credits, and new debt. Incurrence of new debt and the associated use of proceeds from future debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities, and debt at the end of each period were as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,645	$898
Current assets (including cash, cash equivalents, and deposits)	20,086	44,696
Current and long-term liabilities (excluding all debt)	185,039	185,169
Current & long-term debt	344,232	338,061

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

We are implementing several strategies to improve our cash flow from operations, as described in more detail in Note 16 Liquidity of our Consolidated Financial Statements in Item 1 of Part 1 above.

Senior Secured Debt

As of June 30, 2025, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes totals $225.7 million.  The maturity dates for the debts to Third Eye Capital are as follows:

 ● Due on demand: $45.6 million

 ● March 1, 2026: $27.7 million

 ● April 1, 2026: $152.4 million

Third Eye Capital has provided a series of accommodating amendments to our debt facilities as described in further detail in Note 5. Debt of the Notes to Consolidated Financial Statements in this Form 10-Q. However, future amendments or accommodations will continue to be at the discretion of the lender. In the event our senior lender does not extend our debt, we would likely not have sufficient cash to pay the debt when due unless we are able to obtain alternative financing.

Change in Debt, Working Capital and Cash Flows

The following table describes the changes in current and long-term debt (in thousands) during the six months ended June 30, 2025:

Increases to debt:
Accrued interest	$22,121
Maturity date extension fee and other fees added to senior debt	2,410
Sub debt extension fees	680
Construction Loan draw	482
Secured loans and Working capital loan draw	17,166
TEC short term promissory note	3,800
Total increases to debt		$46,659
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(15,276)
Principal and interest payments and reductions to EB-5 promissory note	(45)
Reclassification of EB-5 broker promissory note	(2,595)
Change in debt issuance costs, net of amortization	(174)
Term Loan Payments	(5)
Construction Term Loan Payments	(2,489)
Secured loans and Working capital loans payments	(19,689)
Jessup purchase notes payments	(175)
Reclass to accounts payable for payment	(40)
Total decreases to debt		$(40,488)
Change in total debt		$6,171

(Tabular data in thousands, except par value and per share data)

Working capital changes reflect (i) a $13 million decrease in inventories primarily due to restarting shipment of biodiesel to the OMCs after a delay in tenders; (ii) a $12.3 million decrease in tax credit sale receivable due to our receipt of the credit sale proceeds; (iii) an increase in trade accounts receivable of $0.9 million; and (iv) a $0.9 million decrease in other current assets in the India Biodiesel segment.

Cash used in operating activities was $5.6 million, derived from a net loss of $47.9 million, non-cash changes of $16.6 million, and changes in operating assets and liabilities of $25.8 million. The non-cash changes primarily consisted of: (i) $3.7 million in stock-based compensation expense, (ii) $4.7 million in depreciation expenses, (iii)  $3.8 million in amortization of debt issuance costs and other intangible assets, (iv) $4.3 million in preferred unit accretion and other expenses of Series A Preferred Units. Cash increases related to changes in operating assets and liabilities consisted primarily of (i) a decrease in inventory of $13.0 primarily due to the India biodiesel segment selling feedstock and biodiesel inventory, (ii) $12.3 million receipt from tax credit sales, (iii) $0.4 million reduction in other assets and prepaid expenses, (iv)  $9.4 million increase in accrued interest expense and fees, and (v) $0.6 million increase in other liabilities. This was offset by (i) a $9.5 million decrease in accounts payable and (ii) an increase in accounts receivable of $0.4 million.

Cash used in investing activities was $4.9 million, of which $4.9 million was used for capital projects associated with production of RNG and energy efficiency projects in California offset by $0.4 million grants received, and $0.4 million was used for capital projects at the Kakinada Plant.

Cash provided by financing activities was $11.3 million, consisting primarily of (i) $21.3 million proceeds from borrowings, and (ii) $18.2 million from sales of common stock, offset by (i) $25.4 million in repayments of borrowings, (ii) $2.2 million in payments on Series A Preferred financing, and (iii) $0.5 million in debt renewal and waiver fee payments.

Our ongoing at-the-market stock sales registration allows us to sell shares of our common stock into the publicly traded market. During the three months ended June 30, 2025, we sold 7.6 million shares of common stock for net proceeds of $12.9 million net of commissions. During the six months ended June 30, 2025, we sold 10.0 million shares of common stock for net proceeds of $18.0 million net of commissions, which is included in the cash provided by financing activities noted above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2025, we issued warrants to two subordinated lenders in connection with extensions of their debt. The warrants provided the right for the lenders to purchase 113 thousand shares of Aemetis, Inc. common stock for a period of two years at an exercise price of $0.01 per share. We then issued 113 thousand shares of common stock to the lenders in connection with their exercise of the warrants during the third quarter. The issuance of the warrants and the issuance of the common stock upon exercise of the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

During the second quarter of 2025, we issued 29,240 shares of common stock to a vendor in connection with a services agreement at an effective value of $1.71 per share, which was the closing price on the Nasdaq market on the date prior to such issuance. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the six months ended June 30, 2025.

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

Aemetis, Inc.

Date: August 7, 2025	By:	/s/ Eric A. McAfee
Eric A. McAfee Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Todd A. Waltz
Todd A. Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)