Form 10-Q
period 2025-09-30
AEMETIS, INC
filed 2025-11-07
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the registrant’s Common Stock on October 31, 2025, was 65,568,542 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2025

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except for par value)

	September 30, 2025	December 31, 2024
	Unaudited
Assets
Current assets:
Cash and cash equivalents ($224 and $0 respectively from VIE)	$5,584	$898
Accounts receivable ($137 and $57 respectively from VIE)	1,649	1,805
Inventories ($186 and $157 respectively from VIE)	4,777	25,442
Prepaid expenses ($40 and $85 respectively from VIE)	1,633	1,842
Tax credit sale receivable ($0 and $8,125 respectively from VIE)	-	12,300
Other current assets ($2 and $2 respectively from VIE)	1,911	2,409
Total current assets	15,554	44,696

Property, plant and equipment, net ($102,463 and $97,363 respectively from VIE)	209,965	199,392
Operating lease right-of-use ($1,068 and $648 respectively from VIE)	2,370	2,237
Other assets ($6,158 and $6,057 respectively from VIE)	13,230	12,977
Total assets	$241,119	$259,302

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($7,962 and $5,917 respectively from VIE)	$29,903	$33,139
Current portion of long-term debt ($1,266 and $1,004 respectively from VIE)	266,106	63,745
Short term borrowings ($0 and $290 respectively from VIE)	20,609	26,789
Other current liabilities ($338 and $1,920 respectively from VIE)	26,747	20,295

Total current liabilities	343,365	143,968
Long term liabilities:
Senior secured notes and revolving notes	-	169,826
EB-5 notes	18,500	21,500
Other long-term debt ($48,261 and $47,803 respectively from VIE)	48,288	56,201
Series A preferred units ($131,010 and $126,593 respectively from VIE)	131,010	126,593
Other long-term liabilities ($931 and $475 respectively from VIE)	4,808	5,142
Total long term liabilities	202,606	379,262

Stockholders' deficit:
Common stock, $0.001 par value; 80,000 authorized; 65,000 and 51,139 shares issued and outstanding each period, respectively	65	51
Additional paid-in capital	336,814	305,329
Accumulated deficit	(634,613)	(562,942)
Accumulated other comprehensive loss	(7,118)	(6,366)
Total stockholders' deficit	(304,852)	(263,928)
Total liabilities and stockholders' deficit	$241,119	$259,302

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands except for loss per share)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues	$59,190	$81,441	$154,319	$220,636
Cost of goods sold	59,248	77,563	162,812	219,176
Gross profit (loss)	(58)	3,878	(8,493)	1,460

Selling, general and administrative expenses	8,450	7,750	26,244	28,400
Operating loss	(8,508)	(3,872)	(34,737)	(26,940)

Other expense (income):
Interest expense
Interest rate expense	11,889	10,096	34,142	29,092
Debt related fees and amortization expense	1,061	1,651	4,831	4,892
Accretion and other expenses of Series A preferred units	2,034	3,267	6,345	10,055
Other (income) expense	249	(1,225)	(1,078)	(1,176)
Loss before income taxes	(23,741)	(17,661)	(78,977)	(69,803)
Income tax (benefit) expense	6	274	(7,306)	1,537
Net loss	$(23,747)	$(17,935)	$(71,671)	$(71,340)

Other comprehensive loss
Foreign currency translation loss	(762)	(116)	(752)	(152)
Comprehensive loss	$(24,509)	$(18,051)	$(72,423)	$(71,492)

Net loss per common share
Basic	$(0.37)	$(0.38)	$(1.24)	$(1.60)
Diluted	(0.37)	$(0.38)	$(1.24)	$(1.60)

Weighted average shares outstanding
Basic	63,699	47,216	58,027	44,517
Diluted	63,699	47,216	58,027	44,517

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended September 30,
	2025	2024
Operating activities:
Net loss	$(71,671)	$(71,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,976	6,928
Stock issued for services	150	-
Depreciation	7,033	6,121
Debt related fees and amortization expense	4,831	4,892
Intangibles and other amortization expense	35	36
Accretion and other expenses of Series A preferred units	6,345	10,055
Loss (gain) on asset disposals	(4)	3,644
Gain on debt extinguishment	-	(162)
Changes in operating assets and liabilities:
Accounts receivable	517	557
Inventories	20,336	(1,618)
Prepaid expenses	179	1,566
Tax credit sale receivable	12,300	-
Other assets	(676)	(6,930)
Accounts payable	(9,238)	3,481
Accrued interest expense and fees	19,484	20,873
Other liabilities	2,894	1,545
Net cash used in operating activities	(2,509)	(20,352)

Investing activities:
Capital expenditures	(9,441)	(13,470)
Grant proceeds and other reimbursements received for capital expenditures	411	3,045
Net cash used in investing activities	(9,030)	(10,425)

Financing activities:
Proceeds from borrowings	29,246	12,534
Repayments of borrowings	(35,729)	(4,841)
Payments on Series A preferred financing	(2,200)	-
Lender debt renewal and waiver fee payments	(495)	(1,445)
Payments on finance leases	(168)	(170)
Proceeds from sales of common stock	25,487	21,680
Proceeds from exercise of stock options	257	36
Net cash provided by financing activities	16,398	27,794

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(138)	(4)
Net change in cash, cash equivalents, and restricted cash for period	4,721	(2,987)
Cash, cash equivalents, and restricted cash at beginning of period	3,831	6,280
Cash, cash equivalents and restricted cash at end of period	$8,552	$3,293

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$12,820	$6,272
Income taxes paid	-	878
Supplemental disclosures of cash flow information, non-cash transactions:
Settlement of Accounts Payable via issuance of Common Stock	45	-
Subordinated debt extension fees added to debt	680	680
Fair value of warrants issued to subordinated debt holders	584	916
Lender debt extension, waiver, and other fees added to debt	2,595	695
Cumulative capital expenditures in accounts payable and accruals	17,228	10,060

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the nine months ended September 30, 2025
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2024	51,139	$51	$305,329	$(562,942)	$(6,366)	(263,928)

Issuance of common stock	2,739	3	5,084	-	-	5,087
Stock options exercised	51	-	50	-	-	50
Stock-based compensation	-	-	2,308	-	-	2,308
Issuance and exercise of warrants	113	-	304	-	-	304
Foreign currency translation gain	-	-	-	-	13	13
Net loss	-	-	-	(24,529)	-	(24,529)
Balance at March 31, 2025	54,042	54	$313,075	$(587,471)	$(6,353)	$(280,695)

Issuance of common stock	7,664	8	12,960	-	-	12,968
Stock options exercised	289	-	207	-	-	207
Stock-based compensation	-	-	1,383	-	-	1,383
Issuance and exercise of warrants	-	-	280	-	-	280
Foreign currency translation loss	-	-	-	-	(3)	(3)
Net loss	-	-	-	(23,395)	-	(23,395)
Balance at June 30, 2025	61,995	62	$327,905	$(610,866)	$(6,356)	$(289,255)

Issuance of common stock	2,892	3	7,624	-	-	7,627
Stock-based compensation	-	-	1,285	-	-	1,285
Issuance and exercise of warrants	113	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	(762)	(762)
Net loss	-	-	-	(23,747)	-	(23,747)
Balance at September 30, 2025	65,000	$65	336,814	$(634,613)	$(7,118)	$(304,852)

For the nine months ended September 30, 2024
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2023	40,966	$41	$264,058	$(475,405)	$(5,671)	$(216,977)
Issuance of common stock	1,523	2	5,511	-	-	5,513
Stock options exercised	14	-	36	-	-	36
Stock-based compensation	-	-	2,969	-	-	2,969
Issuance and exercise of warrants	113	-	593	-	-	593
Foreign currency translation loss	-	-	-	-	(44)	(44)
Net loss	-	-	-	(24,231)	-	(24,231)
Balance at March 31, 2024	42,616	$43	$273,167	$(499,636)	$(5,715)	$(232,141)

Issuance of common stock	3,166	3	10,375	-	-	10,378
Stock-based compensation	-	-	1,977	-	-	1,977
Foreign currency translation gain	-	-	-	-	8	8
Net loss	-	-	-	(29,174)	-	(29,174)
Balance at June 30, 2024	45,782	$46	$285,519	$(528,810)	$(5,707)	$(248,952)

Issuance of common stock	1,922	2	5,787	-	-	5,789
Stock-based compensation	-	-	1,982	-	-	1,982
Issuance and exercise of warrants	113	-	323	-	-	323
Foreign currency translation loss	-	-	-	-	(116)	(116)
Net income	-	-	-	(17,935)	-	(17,935)
Balance at September 30, 2024	47,817	$48	$293,611	$(546,745)	$(5,823)	$(258,909)

The accompanying notes are an integral part of the financial statements.

(Tabular data in thousands, except par value and per share data)

1. General

Nature of Activities

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is a renewable natural gas and biofuels company focused on the operation, acquisition, development, and commercialization of innovative technologies that lower fuel costs and reduce emissions. We do this by building a local circular bioeconomy using agricultural products and wastes. Our current operations include:

► California Ethanol – We own and operate a 65 million gallon per year capacity ethanol production facility in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. The Keyes Plant also sells CO₂ captured from the fermentation process to produce commercial grade CO₂ for the food, beverage, and other industries. We are implementing several energy efficiency initiatives at the Keyes Plant focused on reducing operating costs and lowering the carbon intensity of our ethanol to increase revenues.

► California Dairy Renewable Natural Gas – We produce Renewable Natural Gas ("RNG") in central California. We currently have twelve anaerobic digesters that produce biogas from dairy waste, a 36-mile biogas collection pipeline leading to a central RNG production facility, and an interconnection to inject the RNG into the utility natural gas pipeline for delivery for use as transportation fuel. We are actively expanding our RNG production, with several additional dairy digesters under construction, agreements with over fifty dairies, and a completed environmental review for an additional 24 miles of biogas pipeline. We are also building our own RNG fuel dispensing station, which is planned to begin operating in 2025.

► India Biodiesel – We own and operate a plant in Kakinada, India (“Kakinada Plant”) with a capacity to produce about 80 million gallons per year of high-quality distilled biodiesel from a variety of vegetable oil and animal waste feedstocks. Our plant is one of the largest biodiesel production facilities in India. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin that is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

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

► Carbon Capture and Underground Sequestration – We are developing a Carbon Capture and Underground Sequestration (“CCUS”) facility, also to be located at the Riverbank Industrial Complex, that is designed to inject carbon dioxide more than one mile underground for geologic storage to reduce greenhouse gas emissions to the atmosphere that contribute to global warming. We have completed the initial phase of drilling for the characterization well, and we are continuing engineering, permitting and other development activities for the characterization well and the permanent sequestration injection and monitoring wells.

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

The accompanying consolidated condensed balance sheet as of  September 30, 2025, the consolidated condensed statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, the consolidated condensed statements of cash flows for the nine months ended September 30, 2025 and 2024, and the consolidated statements of stockholders’ deficit for the three and nine months ended September 30, 2025 and 2024, are unaudited. The consolidated condensed balance sheet as of December 31, 2024, is derived from the 2024 audited consolidated financial statements and notes thereto.

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

(Tabular data in thousands, except par value and per share data)

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three and nine months ended September 30, 2025 and 2024, have been prepared on the same basis as the audited consolidated statements as of and for the year ended  December 31, 2024, and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year, or any future periods.

Investment Tax Credits

We sell certain transferable Investment Tax Credits ("ITCs") that we generate from qualifying investments to third-party purchasers. We account for ITC sales in accordance with ASC 740 by electing the flow-through method. For the nine months ended September 30, 2025, the contractual net proceeds of ITC sales of $7.0 million are recorded as an income tax benefit. There were no ITC sales during the three months ended September 30, 2025.

2.  Cash, Cash Equivalents, and Restricted Cash

The following table reconciles cash, cash equivalents, and restricted cash reported in the consolidated balance sheet to the total of the same amounts shown in the statement of cash flows.

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$5,584	$898
Restricted cash included in other current assets	2	31
Restricted cash included in other assets	2,966	2,902
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$8,552	$3,831

Restricted cash shown in the table above includes amounts set aside pursuant to the Aemetis Biogas 1 LLC Term Loan Agreement and the Aemetis Biogas 2 LLC Construction and Term Loan Agreement for financing reserves and construction contingencies.

3. Inventories

Inventories consist of the following:

	As of
	September 30, 2025	December 31, 2024
Raw materials	$2,829	$12,529
Work-in-progress	1,598	1,683
Finished goods	350	11,230
Total inventories	$4,777	$25,442

As of  September 30, 2025 , and December 31, 2024 , we recognized a lower of cost or net realizable value adjustment  of $0 thousand and $112  thousand, respectively, related to inventory.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	September 30, 2025	December 31, 2024
Land	$8,623	$8,642
Plant and buildings	200,536	182,724
Furniture and fixtures	3,030	2,686
Machinery and equipment	5,908	5,721
Construction in progress	45,185	46,201
Property held for development	15,431	15,431
Finance lease right of use assets	2,889	2,889
Total gross property, plant & equipment	281,602	264,294
Less accumulated depreciation	(71,637)	(64,902)
Total net property, plant & equipment	$209,965	$199,392

For the three months ended September 30, 2025 and 2024, interest capitalized in property, plant and equipment was $1.1 million and $1.0 million, respectively. For the nine months ended September 30, 2025 and 2024, interest capitalized in property, plant and equipment was $3.2 million and $4.0 million, respectively.

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

For the three months ended September 30, 2025 and 2024, we recorded depreciation expense of $2.3 million and $2.3 million, respectively. For the nine months ended September 30, 2025 and 2024, we recorded depreciation expense of $7.0 million and $6.1 million, respectively.

5. Debt

Debt consists of the following:

	September 30, 2025	December 31, 2024
Third Eye Capital term notes	$7,274	$7,212
Third Eye Capital revenue participation term notes	12,216	12,110
Third Eye Capital revolving credit facility	33,246	31,434
Third Eye Capital revolving notes Series B	81,129	68,476
Third Eye Capital acquisition term notes	26,961	26,788
Third Eye Capital Fuels Revolving Line	47,060	41,286
Third Eye Capital Carbon Revolving Line	28,727	26,302
Third Eye Capital short term promissory note	-	2,006
Biogas construction and term loans	48,961	48,235
Cilion purchase obligation	7,407	7,242
Subordinated notes	20,609	19,391
EB-5 promissory notes	39,297	41,615
Working capital loans	-	5,102
Term loans on capital expenditures	565	862
Equipment financing	51	-
Total debt	353,503	338,061
Less current portion of debt	286,715	90,534
Total long term debt	$66,788	$247,527

Third Eye Capital Keyes Notes.  On July 6, 2012, Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), and Aemetis Facility Keyes, Inc. (“AFK”) entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Third Eye Capital Corporation ("Third Eye Capital"). Pursuant to the Note Purchase Agreement, Third Eye Capital, as administrative agent on behalf of several noteholders, extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to notes (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. On May 16, 2023, we entered into a new Revolving Notes Series B agreement with Third Eye Capital related to certain existing principal under the Revolving Credit Facility and for subsequent principal increases. The Term Notes, Revolving Credit Facility, Revolving Notes Series B, Revenue Participation Term Notes, and Acquisition Term Notes are referred to herein collectively as the "Third Eye Capital Keyes Notes." The Third Eye Capital Keyes Notes have been amended several times, and the current key terms are as follows:

A.	Term Notes. The Term Notes accrue interest at 14% per annum and mature on April 1, 2026. As of September 30, 2025, we had $7.3 million in principal, interest and fees outstanding under the Term Notes and $36.2 thousand in unamortized debt issuance costs.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at prime rate plus 13.75% (21.00% as of September 30, 2025) payable monthly in arrears and matures on April 1, 2026. As of September 30, 2025, we had $33.5 million in principal, interest and waiver fees outstanding and $0.2 million in unamortized debt issuance costs under the Revolving Credit Facility.

C.

Revolving Notes Series B. The Revolving Notes Series B accrue interest at prime rate plus 13.75% (21.00% as of September 30, 2025) payable monthly in arrears and mature on April 1, 2026. As of September 30, 2025, we had $81.6 million in principal, interest and waiver fees outstanding and $0.5 million in unamortized debt issuance costs under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Notes accrue interest at 5% per annum and mature on April 1, 2026. As of September 30, 2025, we had $12.3 million in principal and interest outstanding under the Revenue Participation Term Notes and $57.8 thousand in unamortized debt issuance costs.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at prime rate plus 10.75% (18.00% as of September 30, 2025) and mature on April 1, 2026. As of September 30, 2025, we had $27.1 million in principal, interest and redemption fees outstanding under the Acquisition Term Notes and $0.1 million in unamortized debt issuance costs. The outstanding principal balance includes a $7.5 million redemption fee which is not subject to interest.

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

Third Eye Capital Credit Facilities for Fuels and Carbon Revolving Lines. On March 2, 2022, Goodland Advanced Fuels, Inc. ("GAFI") and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital, as administrative agent and collateral agent, and the lender parties thereto that provides two credit lines, one with GAFI (the “Fuels Revolving Line”) and a second with ACCI (the “Carbon Revolving Line”). Loans received under the Fuels Revolving Line had an original maturity date of March 1, 2025, and are now due on demand. They accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 11.00% and (ii) fifteen percent (15.0%). Loans received under the Carbon Revolving Line have a maturity date of March 1, 2026, and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%). The Credit Agreement contains several affirmative and negative covenants, and loans under the Credit Agreement are secured by first priority liens on all real and personal property of and guarantees from the Company's North American subsidiaries except for Aemetis Biogas LLC. As of September 30, 2025 and  December 31, 2024, GAFI had principal and interest outstanding of $47.1 million and $41.7 million, respectively, classified as current debt. As of September 30, 2025 ACCI had principal and interest outstanding of $29.2 million classified as current debt, and $0.4 million in unamortized debt issuance costs. As of   December 31, 2024, ACCI had principal and interest outstanding of $2.5 million classified as current debt, $24.9 million classified as long-term debt, and $1.1 million in unamortized debt issuance costs.

Cilion Purchase Obligation. In connection with the merger between Aemetis Facility Keyes, Inc. and Cilion, Inc. (“Cilion”) on July 6, 2012, we incurred a $5.0 million payment obligation to Cilion shareholders as merger compensation. The liability accrues interest at 3% per annum. As of September 30, 2025, we had $7.4 million in principal and interest outstanding under the Cilion purchase obligation, classified as current debt. As of   December 31, 2024, we had $7.2 million in principal and interest outstanding, classified as long-term debt.

Subordinated Notes. Between 2012 and 2013, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.4 million in notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months, and the current maturity date is December 31, 2025. Upon maturity, the Subordinated Notes are renewable at our election for six-month periods with a fee of 10% of the original note amount added to the balance outstanding plus issuance of warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock at $0.01 per share with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all AAFK debts to Third Eye Capital are paid in full. As of  September 30, 2025, and December 31, 2024, AAFK had, in aggregate, $20.9 million and $19.4 million in principal and interest outstanding, respectively, under the Subordinated Notes. As of  September 30, 2025 and December 31, 2024, AAFK had $0.3 million and $0 in unamortized debt issuance costs related to the subordinated notes, respectively.

EB-5 Promissory Notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act that is designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company's subsidiary AE Advanced Fuels, Inc. ("AEAF") entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized by U.S. Citizenship and Immigration Services as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2 to 3%. The EB-5 Notes are convertible into Aemetis, Inc. common stock at a conversion price of $30 per share. Advanced BioEnergy, LP received equity investments from foreign investors, and then Advanced BioEnergy, LP used the invested equity to make loans to AEAF. The EB-5 Notes are subordinated to the Company's senior secured debt to Third Eye Capital. On February 27, 2019, Advanced BioEnergy, LP, and AEAF entered into an Amendment to the EB-5 Notes that modified the stated maturity dates of the EB-5 Notes to provide automatic six-month extensions as long as the Advanced BioEnergy, LP investors’ immigration processes are in progress. Accordingly, notes derived from Advanced BioEnergy, LP equity provided by investors pending green card approval have been recognized as long-term debt while notes derived from Advanced BioEnergy, LP equity provided by investors who have obtained green card approval have been classified as current debt. As of September 30, 2025, and December 31, 2024, $34.8 million and $34.6 million was outstanding, respectively, on the EB-5 Notes.

In 2016, the Company launched its EB-5 Phase II funding (the "EB-5 Phase II Funding") and entered into certain Note Purchase Agreements with Advanced BioEnergy II, LP, a California limited partnership authorized to receive EB-5 equity funding investments. The Company's subsidiary Aemetis Advanced Products Keyes, Inc. received $4 million in loan funds from Advanced BioEnergy II, LP from 2018 to 2019. As of both  September 30, 2025, and  December 31, 2024, $4.5 million was outstanding on the notes under the EB-5 Phase II funding, respectively.

In July 2024, in connection with settlement of litigation initiated by a broker previously engaged by Advanced BioEnergy, LP, we entered into an agreement to pay the broker certain of its claimed fees. In April 2025, that broker initiated litigation against Aemetis, Inc. to collect $2.3 million (plus interest and fees) under the agreement. The liability previously accrued for the amount at issue in the litigation has been reclassified from debt as of December 31, 2024, to other current liabilities as of September 30, 2025.

(Tabular data in thousands, except par value and per share data)

India Biodiesel Secured and Unsecured Loans. On November 13, 2023, the Company's subsidiary Universal Biofuels Private Limited ("UBPL") entered into a secured loan agreement with a trade partner in an amount not to exceed $3.6 million that is secured by the fixed and currents assets of the Kakinada Plant. On November 6, 2023, UBPL entered into a short-term loan agreement with a different trade partner in an amount not to exceed $1.27 million. Each loan bears interest at 18% that is payable monthly. The loans are repayable on demand by the lenders, or by the extended maturity date in November 2025. As of September 30, 2025, and December 31, 2024, UBPL had outstanding balances under these agreements totaling $0.0 million and $5.1 million, respectively.

The India biodiesel segment maintains a factoring arrangement under which we leverage certain trade receivables to receive short-term funding from a third-party financial institution. We retain the risk of nonpayment on the transferred receivables, so the arrangement does not meet the criteria for sale accounting under ASC 860, and we account for the funding as secured borrowing. Under this arrangement, the company receives cash advances which are recorded as debt, and the funds received are net of 8.1% interest which is recorded as interest expense. We retain our accounts receivable balances in the balance sheet. During the nine months ended September 30, 2025, we received a total of $23 million in draws in this agreement, net of 8.1% interest. As of both September 30, 2025 and December 31, 2024, we had no outstanding debt under this agreement.

Aemetis Biogas 1 LLC Term Loan. On  October 4, 2022, Aemetis Biogas 1 LLC ("AB1") entered into a Construction Loan Agreement ("AB1 Construction Loan") pursuant to which the lender made available an aggregate principal amount of $25 million. Effective December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan") that is secured by all personal and real property of AB1. It bears interest at a rate of 9.25% per annum, to be adjusted every five years to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or (ii) the index floor. Other material terms of the loan include: (i) monthly payments of interest only beginning  January 22, 2024, (ii) equal monthly payments of principal and interest beginning January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the entire unpaid principal amount, together with accrued and unpaid interest, is due and payable. The AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of September 30, 2025, and December 31, 2024, AB1 had $24.6 million and $25.1 million outstanding, respectively, under the AB1 Term Loan.

Aemetis Biogas 2 LLC Construction and Term Loan. On July 28, 2023, Aemetis Biogas 2 LLC ("AB2") entered into a Construction and Term Loan Agreement ("AB2 Loan"), pursuant to which the lender has made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal and real property of AB2. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years thereafter to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) monthly payments of interest only beginning August 15, 2023, (ii) equal monthly payments of principal and interest beginning August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the entire unpaid principal amount, together with accrued and unpaid interest, is due and payable. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of September 30, 2025, and December 31, 2024, AB2 had $25.1 million and $23.9 million outstanding, respectively, and unamortized discount issuance costs of $0.8 million and for both periods, under the AB2 Loan.

Jessup land acquisition notes. In connection with its acquisition of real property in November 2024, the Company's subsidiary Aemetis RNG Fuels 1 LLC ("RNG1") entered into two installment note agreements with private lenders totaling $840 thousand with interest payable monthly at 11.99% per year. As of September 30, 2025, and December 31, 2024, RNG1 had outstanding balances under these agreements totaling $550 thousand and $840 thousand, respectively.

Maturity Date Schedule

The following table shows scheduled repayments for the Company's debt obligations by year:

Twelve Months ended September 30,	Debt Repayments
2026	$286,715
2027	20,010
2028	1,524
2029	1,405
2030	1,535
Thereafter	43,076
Total debt	354,265
Debt issuance costs	(762)
Total debt, net of debt issuance costs	$353,503

6.  Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the dilution of common stock equivalents such as options, convertible debt, and warrants to the extent the impact is dilutive. The following table shows the number of potentially dilutive shares excluded from the diluted net income (loss) per share calculation as of  September 30, 2025 and 2024:

	As of
	September 30, 2025	September 30, 2024
Common stock options and warrants	9,139	7,728
Debt with conversion feature at $30 per share of common stock	1,161	1,151
Total number of potentially dilutive shares	10,300	8,879

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

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Ethanol sales	$31,252	$33,925	$87,035	$88,748
Wet distiller's grains sales	7,305	8,961	23,133	27,476
Other sales	2,169	2,048	5,594	4,931
Total	$40,726	$44,934	$115,762	$121,155

California Dairy Renewable Natural Gas Revenues: Our renewable natural gas ("RNG") production facilities as of September 30, 2025, include twelve anaerobic digesters that process feedstock from dairies into biogas, a 36-mile collection pipeline leading to a central upgrading hub that produces RNG, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel. We also generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard ("LCFS"), as well as other tax credit programs. We recognize revenue from natural gas sales when we inject the RNG into the utility pipeline and we recognize revenue from sales of D3 RINs and LCFS credits when we sell the credits. The following table shows sales in our RNG segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Gas sales	$393	$238	$944	$676
LCFS credit sales	1,187	860	3,120	2,371
RIN sales	2,416	3,152	5,426	6,593
Total	$3,996	$4,250	$9,490	$9,640

India Biodiesel Revenues: We sell biodiesel to the government-owned India Oil Market Companies pursuant to tender offers, and we sell refined glycerin to private parties. We also occasionally sell feedstock based on market conditions. The following table shows sales in our India Biodiesel segment by product category:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Biodiesel sales	$13,948	$31,121	$23,489	$85,821
Other sales	520	1,136	5,578	4,020
Total	$14,468	$32,257	$29,067	$89,841

Across all segments, revenue is recognized at the point in time when performance obligations have been met. Accounts receivable for all segments represent invoicing for products with varying payment terms, but with no variable consideration or financing. The opening balance of accounts receivable for all segments as of January 1, 2025 and 2024, was $1.8 million and $8.6 million, respectively, and the closing balance as of  September 30, 2025, and  December 31, 2024, were $1.6 million and $1.8 million, respectively. Allowance for credit losses as of  September 30, 2025, and December 31, 2024, for all segments was $385 thousand and $36 thousand, respectively. There were no liabilities for unearned revenue for any segments as of September 30, 2025.

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

(Tabular data in thousands, except par value and per share data)

The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost
Operating lease expense	$201	$195	$593	$571
Short term lease expense	34	32	120	95
Variable lease expense	23	23	69	90
Total operating lease cost	$258	$250	$782	$756

Finance lease cost
Amortization of right-of-use assets	$20	$30	$88	$90
Interest on lease liabilities	93	87	272	256
Total finance lease cost	$113	$117	$360	$346

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating cash flows used in operating leases	$191	$189	$609	$603
Operating cash flows used in finance leases	93	87	272	256
Financing cash flows used in finance leases	6	9	168	170

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating leases
Accretion of the lease liability	$80	$82	$241	$245
Amortization of right-of-use assets	122	112	352	325

The weighted average remaining lease term and weighted average discount rate as of September 30, 2025 are as follows:

Weighted Average Remaining Lease Term
Operating leases (in years)	11.2	8.2
Finance leases (in years)	11.5	12.4

Weighted Average Discount Rate
Operating leases	12.7%	13.7%
Finance leases	13.3%	13.3%

Supplemental balance sheet information related to leases is as follows:

	September 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$2,370	$2,237

Other current liability	560	534
Other long term liabilities	1,900	1,809
Total operating lease liabilities	2,460	2,343

Finance leases
Property and equipment, at cost	$2,889	$2,889
Accumulated depreciation	(437)	(349)
Property and equipment, net	2,452	2,540

Other current liability	244	244
Other long term liabilities	2,743	2,639
Total finance lease liabilities	2,987	2,883

(Tabular data in thousands, except par value and per share data)

Maturities of operating and finance lease liabilities are as follows:

Twelve months ended September 30,	Operating leases	Finance leases

2026	$826	$145
2027	752	145
2028	543	145
2029	108	145
2030	110	145
Thereafter	2,130	9,815
Total lease payments	4,469	10,540
Less imputed interest	(2,009)	(7,553)
Total lease liability	$2,460	$2,987

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

The components of lease income are as follows for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Lease income	$754	$569	$2,170	$1,576

Future lease commitments to be received as of September 30, 2025, are as follows:

Twelve months ended September 30,
2026	$1,736
2027	1,700
2028	1,559
2029	1,605
2030	607
Thereafter	-
Total future lease commitments	$7,207

9. Stock Based Compensation

2019 Stock Plan

The Aemetis, Inc. Amended and Restated 2019 Stock Plan (the “2019 Stock Plan”) allows our Board of Directors or delegated Board committee to grant Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards to employees, directors, and consultants. During the nine months ended September 30, 2025, we issued stock options to employees exercisable for 1.8 million shares, issued 368 thousand shares of stock to members of our Board of Directors as compensation, and 29 thousand shares to an executive officer in lieu of cash compensation. The following table summarizes activity under the 2019 Stock Plan during the nine months ending September 30, 2025:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2024	78	7,201	$4.06
Authorized	2,148		-
Options Granted	(1,832)	1,832	2.73
Common Stock Granted	(396)	-	-
Exercised	-	(340)	0.76
Forfeited/expired	84	(84)	4.37
Balance as of September 30, 2025	82	8,609	$3.91

The options outstanding as of September 30, 2025, include vested rights to purchase 6.0 million shares and the remaining purchase rights are not yet vested.

Inducement Equity Plan

In March 2016, the Board of Directors approved an Inducement Equity Plan authorizing the issuance of non-statutory options for the purchase of up  100,000 shares of common stock. This plan was not approved by stockholders, so it is available only for grants to prospective employees. As of September 30, 2025, there are no option grants outstanding under the Inducement Equity Plan.

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

The weighted average fair value calculations for the options granted during the  nine months ended September 30, 2025 and 2024, are based on the following assumptions:

	For the nine months ended September 30,
Description	2025	2024
Dividend-yield	-%	-%
Risk-free interest rate	4.29%	3.93%
Expected volatility	113.50%	115.42%
Expected life (years)	5.81	5.81
Market value per share on grant date	$2.73	$3.10
Fair value per option on grant date	$2.32	$2.65

During the  nine months ended September 30, 2025 and 2024, we granted  396 thousand and  364 thousand shares of common stock under the 2019 Stock Plan, respectively, with a fair value on date of grant of  $2.73 and $3.10, respectively, per share.

As of  September 30, 2025, we had $4.7 million of total unrecognized compensation expense for option issuances, which we will amortize over the remaining vesting period for each applicable grant, which has a weighted average of  1.91 years as of September 30, 2025.

(Tabular data in thousands, except par value and per share data)

10. Warrants to Purchase Common Stock

On June 30, 2025, the maturity dates on two accredited investor's Subordinated Notes were extended to December 31, 2025. In connection with the extension, we issued the noteholders warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock with a term of two years and an exercise price of $0.01 per share. The warrants were fully exercised in July 2025.

The following table summarizes warrant activity during the nine months ending September 30, 2025:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2024	530	$11.70	4.78
Granted	226	0.01
Exercised	(226)	0.01
Outstanding September 30, 2025	530	$11.70	4.03

All of the above outstanding warrants are fully vested and exercisable as of September 30, 2025.

The fair value calculations for issued warrants are based on the following weighted average factors:

	For the nine months ended September 30,
Description	2025	2024
Dividend-yield	-%	-%
Risk-free interest rate	3.99%	4.50%
Expected volatility	90.48%	99.85%
Expected life (years)	2.00	2.00
Exercise price per share	$0.01	$0.01
Market value per share on grant date	$2.59	$4.05
Fair value per share on grant date	$2.58	$4.04

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

The Preferred Unit Purchase Agreement has been amended multiple times. Most recently, in October  2025, ABGL entered into an agreement entitled Tenth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Tenth Amendment") with an effective date of August 31, 2025, that, among other provisions, extends the date by which ABGL is required to redeem all of the outstanding Series A Preferred Units to December 31, 2025, and changes the aggregate redemption price to $118.8 million, which includes a $2 million incremental fee for the PUPA Tenth Amendment. The PUPA Tenth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair- X and Third Eye Capital effective as of January 1, 2026, and maturing January 1, 2027, in substantially the form attached to the PUPA Tenth Amendment and specifies that entry into such credit agreement will satisfy the obligation to redeem the Series A Preferred Units. The credit agreement would bear an interest rate equal to the greater of (i) prime rate plus 10.0% and (ii) 16.0%. We evaluated prior similar amendments in accordance with ASC 470 and applied troubled debt restructuring accounting, resulting in no gain or loss from the execution of the particular amendment. In addition, consistent with ASC 470-60, we accreted the amount of principal and interest due using the effective interest method from the starting liability on the effective date of the amendment to the amount that would be due as of the maturity date of the credit agreement. Following this methodology, we  recorded Series A Preferred Unit liabilities of $131.0 million and $126.6 million as long-term liabilities as of September 30, 2025 , and December 31, 2024 , respectively.

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

(Tabular data in thousands, except par value and per share data)

The following table summarizes the J.D. Heiskell purchase and sales activity during the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Ethanol sales	$31,252	$32,812	$87,035	$87,635
Wet distiller's grains sales	7,305	8,961	23,133	27,476
Corn oil sales	1,949	1,746	4,900	4,199
CDS sales	24	24	39	49
Corn purchases	29,761	33,170	91,050	97,489

	September 30, 2025	December 31, 2024
Accounts receivable	122	25

The agreements with J.D. Heiskell, Murex, and A.L. Gilbert include marketing and transportation services. For the three months ended September 30, 2025 and 2024, we expensed marketing costs of $0.6 million and $0.7 million, respectively, in connection with the marketing arrangements and these costs are included in Selling, General, and Administrative expenses. For the nine months ended  September 30, 2025 and 2024, we expensed marketing costs of $1.8 million and $1.9 million, respectively. For the three months ended September 30, 2025, we expensed transportation costs of $1.2 million related to sales of ethanol and $1.4 million related to sales of WDG. For the nine months ended  September 30, 2025, we expensed transportation costs of $3.5 million related to sales of ethanol and $4.1 million related to sales of WDG. For the three months ended September 30, 2024, we expensed $1.1 million related to sales of ethanol and $1.5 million related to sales of WDG. For the Nine months ended September 30, 2024, we expensed transportation costs of $2.6 million related to sales of ethanol and $4.4 million related to sales of WDG. Transportation costs are included in costs of goods sold.

(Tabular data in thousands, except par value and per share data)

Supply Trade Agreement. On July 1, 2022, UBPL entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) pursuant to which Gemini supplies UBPL with feedstock up to a credit limit of $12.7 million and has a collateral interest in inventories, current assets, and fixed assets of UBPL. If UBPL fails to pay an invoice within the ten-day credit period, the outstanding balance bears interest at 18%. The agreement is effective through July 2026. As of   September 30, 2025, and December 31, 2024, UBPL had accounts payable of none and $6.2 million respectively, under this agreement.

Forward Sale Commitments.  As of September 30, 2025, we have no forward sale commitments.

Natural Gas Purchase Agreement. As of September 30, 2025, we have a forward purchase agreement in place to buy approximately 3,700 MMBtu of natural gas per day at a fixed price of $3.30 per MMBtu through March 2026. We have elected to apply the normal purchases and normal sales scope exception under ASC 815, hence the natural gas purchased under this agreement is accounted for and included as cost of goods sold in our financial statements.

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

We have additional operating segments that were determined not to be separately reportable segments, including our key projects under development which consist of a sustainable aviation fuel and renewable diesel production in Riverbank and Carbon Capture and Underground Sequestration ("CCUS") wells in California. Additionally, our corporate offices, Goodland Plant in Kansas, Riverbank Industrial Complex management, and our research and development facility in Minnesota are included in the “All Other” category. The corporate overhead expenses included in the "All Other" category total $5.0 million and $4.7 million for the three months ended September 30, 2025 and 2024, respectively; and $15.3 million and $15.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The following tables summarize financial information by reportable segment for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30, 2025
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$40,726	$3,996	$14,468	$-	$59,190
Gross profit (loss)	(1,432)	1,300	74	-	(58)

Net Loss	(11,596)	(3,542)	(624)	(7,985)	(23,747)
Interest expense including amortization of debt fees	8,565	939	25	3,421	12,950
Accretion and other expenses of Series A preferred units	-	2,034	-	-	2,034
Income tax expense	-	6	-	-	6
Depreciation	1,024	1,007	198	97	2,326
Gain on asset disposal	-	-	(4)	-	(4)
Stock-based compensation expense	-	-	-	1,385	1,385
Other amortization	12	-	-	-	12
EBITDA	(1,995)	444	(405)	(3,082)	(5,038)

Capital expenditures	235	3,330	214	312	4,091

(Tabular data in thousands, except par value and per share data)

	For the three months ended September 30, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$44,934	$4,250	$32,257	$-	$81,441
Gross profit	85	1,897	1,896	-	3,878

Net income (loss)	(9,841)	(7,617)	1,397	(1,874)	(17,935)
Interest expense including amortization of debt fees	7,911	808	30	2,998	11,747
Accretion and other expenses of Series A preferred units	-	3,267	-	-	3,267
Income tax expense	-	-	274	-	274
Depreciation	1,111	866	241	56	2,274
Stock-based compensation expense	-	-	-	1,982	1,982
Other amortization	12	-	-	-	12
Gain on debt extinguishment	(162)	-	-	-	(162)
EBITDA	(969)	(2,676)	1,942	3,162	1,459

Capital expenditures	154	3,762	257	317	4,490

	For the nine months ended September 30, 2025
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues	$115,762	$9,490	$29,067	$-	$154,319
Gross profit (loss)	(10,176)	2,460	(777)	-	(8,493)
	-	-	-	-	-
Net loss	(39,117)	(5,313)	(2,922)	(24,319)	(71,671)
Interest expense including amortization of debt fees	25,027	2,826	772	10,348	38,973
Accretion and other expenses of Series A preferred units	-	6,345	-	-	6,345
Income tax expense (benefit)	1	(6,989)	(329)	11	(7,306)
Depreciation	3,200	3,028	579	226	7,033
Gain on asset disposal	-	-	(4)	-	(4)
Stock-based compensation expense	-	-	-	5,126	5,126
Other amortization	35	-	-	-	35
EBITDA	(10,854)	(103)	(1,904)	(8,608)	(21,469)

Capital expenditures	617	7,423	653	748	9,441
Total assets as of September 30, 2025	54,703	129,932	20,821	35,663	241,119

	For the nine months ended September 30, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$121,155	$9,640	$89,841	$-	$220,636
Gross profit (loss)	(9,494)	3,971	6,983	-	1,460

Net income (loss)	(41,195)	(16,132)	3,921	(17,934)	(71,340)
Interest expense including amortization of debt fees	22,807	2,174	659	8,344	33,984
Accretion and other expenses of Series A preferred units	-	10,055	-	-	10,055
Income tax expense	-	36	1,501	-	1,537
Depreciation	3,120	2,206	629	166	6,121
Stock-based compensation expense	-	-	-	6,928	6,928
Other amortization	36	-	-	-	36
Gain on debt extinguishment	(162)	-	-	-	(162)
Loss on asset disposals	3,644	-	-	-	3,644
EBITDA	(11,750)	(1,661)	6,710	(2,496)	(9,197)

Capital expenditures	584	10,911	575	1,400	13,470
Total assets as of December 31, 2024	57,076	126,113	37,587	38,526	259,302

California Ethanol: Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 99.5% and  97.0%  of our California Ethanol segment revenues for the three months ended September 30, 2025 and  2024, respectively. Sales to J.D. Heiskell account for  99.4% and  98.6% of our California Ethanol segment revenues for the nine months ended September 30, 2025 and 2024. J.D. Heiskell accounts for over 90% of all Ethanol Segment sales for the three and  nine months ended September 30, 2025 and 2024.

California Dairy Renewable Natural Gas: Sales of RNG during the  three and nine months ended September 30, 2025 and  2024, were to a single customer. We sold D3 RINs and LCFS credits to two other customers.

India Biodiesel: For the three months ended September 30, 2025 , three customers accounted for 42%, 28%, and 26% of our India Biodiesel segment's revenues. For the three months ended September 30, 2024, three biodiesel customers accounted for 40%, 29%, and 28% of the segment's revenues. For the nine months ended September 30, 2025, four customers accounted for 35%, 23%, 23%, and 14% of the segment's revenues.  For the nine months ended September 30,  2024, three customers accounted for 41%, 33%, and 21% of the segment's revenues.

14. Related Party Transactions

The Company owes Eric McAfee, our Chairman and CEO, and McAfee Capital LLC (“McAfee Capital”), which is owned by Mr. McAfee, $1.3 million as of September 30, 2025, in connection with employment agreements, bonus awards, expense reimbursements, and guarantee fees in connection with guarantees of the Company's indebtedness to Third Eye Capital provided by McAfee Capital and by Mr. McAfee personally.

(Tabular data in thousands, except par value and per share data)

15. Subsequent Events

On October 15, 2025, Aemetis Biogas LLC ("ABGL") entered into an agreement entitled Tenth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Tenth Amendment") with an effective date of  August 31, 2025, that provides, among other provisions, the requirement for ABGL to redeem all outstanding Series A Preferred Units by  December 31, 2025, for an aggregate redemption price of $118.8 million or to enter into a credit agreement in the form attached to the PUPA Tenth Amendment. The PUPA Tenth Amendment is described further in Note 11 Aemetis Biogas LLC - Series A Preferred Financing.

16. Liquidity and Going Concern

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. This approach to presentation is qualified by the following additional descriptions of our financial position.

Debt

We have a substantial amount of accumulated debt, and our senior lender has a security interest in substantially all of the Company's assets. We have been reliant on our senior secured lender to provide extensions to the maturity dates of its debt facilities and have been required to remit substantially all excess cash from tax credit sales as payments of that debt, in addition to other periodic payments. In order to meet our obligations during the next twelve months, we will need to refinance debt with our senior lender for amounts becoming due in the next twelve months or receive its continued cooperation.

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

Evaluate New Technologies.  We continue to evaluate other opportunities to improve the Keyes Plant's financial performance by adopting new technologies or process changes that further improve energy efficiency, decrease feedstock costs, increase co-product yields, and create other margin enhancements.

California Renewable Natural Gas

Operate Twelve Digesters.  We completed construction of four new digesters in 2024 and one new digester in 2025. We now have twelve operating digesters that receive feedstock from fifteen dairies and receive the correspondingly higher cash flows from the increased number of operating facilities.

Construct New Digesters.  We plan to continue to build new dairy digesters that increase cash flow as allowed by capital availability. We have agreements with over fifty dairies and expect the next set of digesters to begin producing biogas in the second quarter of 2026. We are seeking debt from a variety of sources to facilitate additional digester construction.

Increase LCFS Credit Revenue.  In the second quarter of 2025, the California Air Resource Board ("CARB") approved provisional pathways for seven dairy locations, which is expected to increase our LCFS credit revenue from biogas we produce from those dairies by about 160% starting in the fourth quarter of 2025, compared to the temporary pathways that previously applied. We still generate LCFS credits under temporary pathways at five operating digesters and expect LCFS revenue to increase further as we obtain more provisional LCFS pathways for those dairies. In addition, CARB's recently approved amendments to the LCFS regulation became effective July 1, 2025, which are expected to reduce the oversupply of LCFS credits and lead to higher credit prices in the future.

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

Financing

While we are implementing our plans to improve liquidity, we have been raising cash for operations by selling equity through our at-the-market stock registration, and we expect to continue to do so. We also plan to seek additional funding for existing and new business opportunities through a combination of working with our senior lender, restructuring or refinancing existing loan agreements, entering into additional debt agreements for specific projects, obtaining project specific equity and debt for development projects, and obtaining additional debt from the current EB-5 Phase II offering.

Summary

As discussed above, there have been several events in the last nine months that are expected to improve our ability to execute on the strategies for improving liquidity, including, for example, recent approval of biogas LCFS pathways, effectiveness of the new LCFS rule amendments, availability of Section 45Z tax credits for both ethanol and RNG production, and hiring of a new CFO in India to help manage an expected IPO.

Notwithstanding our plans to improve liquidity and these favorable recent events, the extent of our debt and reliance on our senior secured lender, along with expected near-term shortfalls in cash flow from operations, require us to state that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

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

Overview

Founded in 2006 and headquartered in Cupertino, California, we are a renewable natural gas and biofuels company focused on the operation, acquisition, development, and commercialization of innovative technologies that lower fuel costs and reduce emissions. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be separately reportable that are collectively represented by the “All Other” category. Our mission is to produce innovative renewable fuel solutions that benefit communities and improve the environment. We are executing our mission by building a circular bioeconomy using agricultural products and waste to produce low carbon renewable fuels that create jobs, reduce greenhouse gas (“GHG”) emissions, and improve air quality. For revenue and other information regarding our operating segments, see Note 13 - Segment Information, of the Notes to Consolidated Financial Statements of this Form 10-Q.

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces alcohol for other uses, Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”).  WDG, DCO, and CDS are sold as animal feed to more than 80 local dairies and feedlots. We also capture the Carbon Dioxide (“CO2”) generated by our fermenters and sell it to an industrial gas company that liquifies the CO₂ to sell to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives focused on lowering the carbon intensity ("CI") of our ethanol, primarily by decreasing the use of fossil natural gas. Recently completed energy efficiency projects include high efficiency heat exchangers and a solar micro grid. A significant energy efficiency project in progress is the Mechanical Vapor Recompression (MVR) system that will use low carbon electricity instead of natural gas. These changes will reduce our energy costs, lower the CI of the ethanol we produce, and generate increased cash flows from LCFS and tax credits. We have already begun procuring MVR equipment and expect the system to be operational in the first half of 2026.

Our California Dairy Renewable Natural Gas segment operates anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed) to produce biogas from dairy waste, transports the biogas by pipeline to the Keyes Plant site, and converts the biogas to Renewable Natural Gas (“RNG”) that is delivered to customers through the utility natural gas pipeline. We currently have twelve operating digesters that receive waste from fifteen dairies, and we are actively growing with additional digesters under construction. We have constructed 36 miles of biogas collection pipeline and have received environmental approval to construct an additional 24 miles of pipeline. We currently have agreements to build digesters and receive waste from over 50 dairies and are seeking to sign agreements with additional dairies.

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

Our SAF/RD production plant is currently designed to produce 90 million gallons per year of combined SAF/RD or 78 million gallons per year of SAF from feedstocks consisting of renewable waste vegetable and animal oils. Our project is located at the Riverbank Industrial Complex in Riverbank, California. We signed a lease with an option to purchase the Riverbank Industrial Complex in 2021 and took possession of the site in 2022.  In 2023, we received a Use Permit and the California Environmental Quality Act ("CEQA") approval for the SAF/RD plant, and in 2024 we received Authority to Construct air permits for the plant. We are continuing with development activities, including engineering and financing. The Riverbank site has access to low carbon hydroelectric power, and our plant is designed to use renewable hydrogen that will be produced from byproducts of the SAF/RD production process.

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

Results of Operations

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Revenues

Our revenues are derived primarily from sales of ethanol and WDG for our California Ethanol segment, renewable natural gas ("RNG") environmental attributes for our California Dairy Renewable Natural Gas segment, and biodiesel for our India Biodiesel segment.

	2025	2024	Inc/(dec)	% change
California Ethanol	$40,726	$44,934	$(4,208)	(9.4)%
California Dairy Renewable Natural Gas	3,996	4,250	(254)	(6.0)%
India Biodiesel	14,468	32,257	(17,789)	(55.1)%
Total	$59,190	$81,441	$(22,251)	(27.3)%

California Ethanol. For the three months ended September 30, 2025, this segment generated 77% of its revenue from sales of ethanol, and the rest from sales of WDG, Corn Oil, CDS, and CO₂. For the three months ended September 30, 2025, the Keyes Plant sold 14.7 million gallons of ethanol at an average price of $2.13 per gallon and 96.0 thousand tons of WDG at an average price of $76.26 per ton, compared to sales during the three months ended September 30, 2024, when the Keyes Plant sold 15.5 million gallons of ethanol at an average price of $2.12 per gallon and 106.0 thousand tons of WDG at an average price of $84.35 per ton. Revenue decreased by 9% primarily due to our scaling back of the Keyes Plant production rate to optimize yields, resulting in a decrease in sales volume of ethanol by 5% and WDG by 10% along with a 10% decrease in the average price of WDG.

California Dairy Renewable Natural Gas. During the three months ended September 30, 2025, we sold 114.0 thousand MMBtu ("million British thermal units") of RNG at an average price of $3.45 per MMBtu, compared to the three months ended September 30, 2024, when we sold 86.0 thousand MMBtu of RNG at an average price of $2.77 per MMBtu. During the three months ended September 30, 2025, we sold 1.0 million D3 RINs at an average price of $2.37 per D3 RIN, compared to the three months ended September 30, 2024, when we sold 935.3 thousand D3 RINs at an average price of $3.37 per RIN. We have been generating LCFS credits associated with the RNG sales based on the default carbon intensity ("CI") of negative 150 while our individual dairy CI pathways were waiting for approval from the California Air Resources Board ("CARB"), which was received for seven of our dairies and effective during the three-month period ended September 30, 2025. During the period ended September 30, 2025, we sold 22.2 thousand LCFS credits at an average price of $53.50 each, compared to 20.0 thousand LCFS credits at an average price of $43.00 each during the period ended September 30, 2024.

India Biodiesel. In 2024 and 2025, all of our India sales of biodiesel were to government owned Oil Marketing Companies ("OMCs") pursuant to the OMC tender and allocation process. For the three months ended September 30, 2025 and 2024, we generated 96% of our India segment revenues from the sale of biodiesel and 4% from other sales. The decrease in revenues was primarily due to delays in receiving the tender contracts from OMCs and a change in the purchase price offered in the tender from cost-plus to a fixed price specified in the tender. We sold 12.5 thousand metric tons of biodiesel during the three months ended September 30, 2025, compared to 26.0 thousand metric tons of biodiesel sold during the three months ended September 30, 2024.

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

	2025	2024	Inc/(dec)	% change
California Ethanol	$42,158	$44,849	$(2,691)	(6.0)%
California Dairy Renewable Natural Gas	2,696	2,353	343	14.6%
India Biodiesel	14,394	30,361	(15,967)	(52.6)%
Total	$59,248	$77,563	$(18,315)	(23.6)%

California Ethanol. We ground 5.0 million bushels of corn at an average cost of $5.95 per bushel during the three months ended September 30, 2025, compared to 5.5 million bushels of corn at an average cost of $6.07 per bushel during the three months ended September 30, 2024. The decrease in cost of goods sold for the three months ended September 30, 2025, is mainly due to the planned reduction in the quantity of corn ground along with a slight decrease in the average corn price per bushel.

(Tabular data in thousands, except par value and per share data)

California Dairy Renewable Natural Gas. Cost of goods sold increased between the third quarter of 2024 to the third quarter of 2025 as a result of the increased manure costs, digester maintenance expenses, and depreciation from additional digesters placed into service

India Biodiesel.  The decrease in cost of goods sold during the three months ended September 30, 2025, compared to September 30, 2024, was attributable to reduced biodiesel sales resulting in a 52% decrease in tons of feedstock used, offset by a 7% cost increase in feedstock used.

Gross profit (loss)

	2025	2024	Inc/(dec)	% change
California Ethanol	$(1,432)	$85	$(1,517)	(1784.7)%
California Dairy Renewable Natural Gas	1,300	1,897	(597)	(31.5)%
India Biodiesel	74	1,896	(1,822)	(96.1)%
Total	$(58)	$3,878	$(3,936)	(101.5)%

California Ethanol. The decrease in gross profit during the three months ended September 30, 2025, compared to the same period in 2024, was attributable primarily to decreases in volumes by 5% and 10% for ethanol and WDG respectively, coupled with a decrease of 10% in the average sales price of WDG, and partially offset by a 7.2% cost reduction.

California Dairy Renewable Natural Gas. The decrease in gross profit for the three months ended September 30, 2025, compared to the same period in 2024, is due to the increase in costs of goods sold for the increased number of operating digesters.

India Biodiesel. The decrease in gross profit for the three months ended September 30, 2025, compared to the same period in 2024, reflects the decrease in the quantity of biodiesel sold, as well as a decrease in glycerin sold, coupled with an increase in feedstock costs.

Operating (income)/expense and non-operating (income)/expense

	2025	2024	Inc/(dec)	% change
Selling, general and administrative	8,450	7,750	700	9.0%

Other expense (income):
Interest expense
Interest rate expense	$11,889	$10,096	$1,793	17.8%
Debt related fees and amortization expense	1,061	1,651	(590)	(35.7)%
Accretion and other expenses of Series A preferred units	2,034	3,267	(1,233)	(37.7)%
Other (income) expense	249	(1,225)	1,474	(120.3)%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facility expenses. SG&A expenses as a percentage of revenue were 14% in the three months ended September 30, 2025, compared to 10% in the three months ended September 30, 2024. SG&A expense remained consistent between the comparative quarters, while revenue decreased during the three months ended September 30, 2025.

Other expenses consist primarily of interest and amortization expense on debt and accretion of the liability to repurchase biogas Series A Preferred Units. The cost of debt includes issuance of warrants as renewal fees. The fair value of stock and warrants are amortized as expenses, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. Interest expense and debt related fees and amortization increased in the three months ended September 30, 2025, due to higher variable interest rates and higher debt balances.

(Tabular data in thousands, except par value and per share data)

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Revenues

	2025	2024	Inc/(dec)	% change
California Ethanol	$115,762	$121,155	$(5,393)	(4.5)%
California Dairy Renewable Natural Gas	9,490	9,640	(150)	(1.6)%
India Biodiesel	29,067	89,841	(60,774)	(67.6)%
Total	$154,319	$220,636	$(66,317)	(30.1)%

California Ethanol. For the nine months ended September 30, 2025, this segment generated 75% of its revenue from sales of ethanol, and the rest from sales of WDG, corn oil, CDS, and CO₂. During the nine months ended September 30, 2025, the Keyes plant sold 42.6 million gallons of ethanol at an average price of $2.04 per gallon and 280.0 thousand tons of WDG at an average price of $82.66 per ton, compared to sales during the nine months ended September 30, 2024, when the Keyes plant sold 44.4 million gallons of ethanol at an average price of $1.97 per gallon and 305.0 thousand tons of WDG at an average price of $90.13 per ton. The California Ethanol segment's revenue decreased due to decrease in the quantities sold for ethanol and WDG along with a decrease in the WDG price.

California Dairy Renewable Natural Gas. During the nine months ended September 30, 2025, we sold 291.3 thousand MMBtu ("million British thermal units") of RNG at an average price of $3.24 per MMBtu, compared to the nine months ended September 30, 2024, when we sold 234.8 thousand MMBtu of RNG at an average price of $2.88 per MMBtu. During the nine months ended September 30, 2025, we sold 2.2 million D3 RINs at an average price of $2.50 per D3 RIN, compared to the nine months ended September 30, 2024, when we sold 2.0 million D3 RINs at an average price of $3.23 per RIN. We have been generating LCFS credits associated with the RNG sales based on the default carbon intensity ("CI") of negative 150 while our individual dairy CI pathways were waiting for approval from the California Air Resources Board ("CARB"), which was received for seven of our dairies and effective during the three-month period ended September 30, 2025. During the nine months ended September 30, 2025, we sold 52.2 thousand LCFS credits at an average price of $59.80 each, compared to 43.0 thousand metric tons of LCFS credits at an average price of $55.16 each during the nine months ended September 30, 2024.

India Biodiesel.  For the nine months ended September 30, 2025, the Kakinada Plant generated $23.5 million in revenue from sales of biodiesel and $5.6 million from other sales. The India biodiesel plant generated $85.8 million in revenue from biodiesel and $4.0 million in revenue from other sales during the same period in 2024. The segment's revenue decreased due to delays in OMCs issuing tenders and the OMCs use of fixed price contracts compared to higher volumes sold under cost plus contracts in the same period in 2024.

Cost of Goods Sold

	2025	2024	Inc/(dec)	% change
California Ethanol	$125,938	$130,649	$(4,711)	(3.6)%
California Dairy Renewable Natural Gas	7,030	5,669	1,361	24.0%
India Biodiesel	29,844	82,858	(53,014)	(64.0)%
Total	$162,812	$219,176	$(56,364)	(25.7)%

California Ethanol. We ground 14.4 million bushels of corn at an average cost of $6.33 per bushel during the nine months ended September 30, 2025, compared to 15.6 million bushels of corn at an average price of $6.25 per bushel during the nine months ended September 30, 2024. The slight decrease in cost of goods sold for the nine months ended September 30, 2025, is mainly due to the decrease in the quantity of the corn ground.

(Tabular data in thousands, except par value and per share data)

California Dairy Renewable Natural Gas. Cost of goods sold includes dairy manure payments, equipment maintenance, and depreciation. The increase in 2025 was primarily due to increased manure costs, maintenance costs, and depreciation from the increased number of operating digesters.

India Biodiesel.  The decrease in cost of goods sold during the nine months ended September 30, 2025, compared to September 30, 2024, was attributable to a reduced use of feedstock due to reduced sales of biodiesel during the nine months ended September 30, 2025, of 21.0 thousand metric tons compared to 73.5 thousand metric tons of biodiesel sold during the nine months ended September 30, 2024.

Gross profit (loss)

	2025	2024	Inc/(dec)	% change
California Ethanol	$(10,176)	$(9,494)	$(682)	7.2%
California Dairy Renewable Natural Gas	2,460	3,971	(1,511)	(38.1)%
India Biodiesel	(777)	6,983	(7,760)	(111.1)%
Total	$(8,493)	$1,460	$(9,953)	(681.7)%

California Ethanol. The slight increase in gross loss between the nine months ended September 30, 2025, and the same period in 2024 was attributable primarily to a 4% decrease in the volume of ethanol sold and an 8% decrease in the volume of WDG sold, along with an 8% decrease in the average price of WDG sold, partially offset by a 4% decrease in costs.

California Dairy Renewable Natural Gas. The decrease in gross profit for the nine months ended September 30, 2025, compared to the same period in 2024 is due to the increase in costs of goods sold for the increased number of operating digesters along with a decrease in the average price of D3 RINs by 23%.

India Biodiesel. The decrease in gross profit during the nine months ended September 30, 2025, compared to the Nine months ended September 30, 2024 reflects reduced sales in 2025 and a 51% increase in feedstock costs.

Operating (income)/expense and non-operating (income)/expense

	2025	2024	Inc/(dec)	% change
Selling, general and administrative expenses	26,244	28,400	(2,156)	(7.6)%
Other expense (income):
Interest expense
Interest rate expense	$34,142	$29,092	5,050	17.4%
Debt related fees and amortization expense	4,831	4,892	(61)	(1.2)%
Accretion and other expenses of Series A preferred units	6,345	10,055	(3,710)	(36.9)%
Other income	(1,078)	(1,176)	98	(8.3)%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facility expenses. SG&A expenses as a percentage of revenue increased to 17% in the nine months ended September 30, 2025, compared to 13% in the nine months ended September 30, 2024. The overall decrease in SG&A expense was primarily due to a $3.6 million loss on an asset write-off in the nine months ended September 30, 2024, $0.5 million reduction in digester-related administrative expenses, and $0.4 million reduction in stock compensation expenses; offset by a $1.1 million increase in professional fees, $1.9 million increase in taxes, insurance, rent, utilities, supplies, and repairs, and $0.6 million increase in rental income from subleases in the nine months ended September 30, 2025.

Other expenses consist primarily of interest and amortization expense attributable to our debt and to accretion of biogas Series A Preferred Units. The cost of debt includes issuance of warrants as renewal fees. The fair value of stock and warrants are amortized over the life of the respective loan. Interest expense and debt related fees and amortization increased in the nine months ended September 30, 2025, due to higher variable interest rates and higher debt balances.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $5.6 million at September 30, 2025, with $0.3 million held in our North American entities and $5.3 million in our India entity. We expect that our future available cash resources will be generated from operations, sales of equity, sales of tax credits, and new debt. Incurrence of new debt and the associated use of proceeds from future debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities, and debt at the end of each period were as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$5,584	$898
Current assets (including cash, cash equivalents, and deposits)	15,554	44,696
Current and long-term liabilities (excluding all debt)	192,468	185,169
Current & long-term debt	353,503	338,061

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

The India Biodiesel segment utilized its receivables financing facility during the quarter to support short-term liquidity needs. Although the facility was fully repaid by quarter-end, it remains available for future use. The Company believes this arrangement provides flexibility in managing cash flows while maintaining prudent risk oversight.

We are implementing several strategies to improve our cash flow from operations, as described in more detail in Note 16 Liquidity of our Consolidated Financial Statements in Item 1 of Part 1 above.

Senior Secured Debt

As of September 30, 2025, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes totals $236.6 million. The maturity dates for the debts to Third Eye Capital are as follows:

 ● Due on demand: $47.1 million

 ● March 1, 2026: $28.7 million

 ● April 1, 2026: $160.8 million

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

Change in Debt, Working Capital and Cash Flows

The following table describes the changes in current and long-term debt (in thousands) during the nine months ended September 30, 2025:

Increases to debt:
Accrued interest	$34,086
Maturity date extension fee and other fees added to senior debt	2,410
Sub debt extension fees	680
Change in debt issuance costs, net of amortization	799
Construction Loan draw	1,228
Secured loans and Working capital loan draw	24,308
TEC short term promissory note	3,800
Equipment financing	51
Total increases to debt		$67,362
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(15,276)
Principal and interest payments and reductions to EB-5 promissory note	(82)
Reclassification of EB-5 broker promissory note	(2,595)
Term Loan Payments	(7)
Construction Term Loan Payments	(3,838)
Secured loans and Working capital loans payments	(29,768)
Jessup purchase notes payments	(318)
Reclass to accounts payable for payment	(36)
Total decreases to debt		$(51,920)
Change in total debt		$15,442

(Tabular data in thousands, except par value and per share data)

Working capital changes reflect (i) a $20.3 million decrease in inventories primarily due to restarting shipments of biodiesel to the OMCs after a delay in tenders; (ii) a $12.4 million decrease in accounts receivable and tax credit receivable primarily due to receipt of $12.3 million in tax credit sale receivable, along with a $0.5 million increase in North America and a $0.6 million decrease in the India Biodiesel segment; (iii) a $0.9 million decrease in other current assets in the India Biodiesel segment.

Cash used in operating activities was $2.5 million, derived from a net loss of $71.7 million, non-cash changes of $23.4 million, and changes in operating assets and liabilities of $45.8 million. The non-cash changes primarily consisted of: (i) $5.0 million in stock-based compensation expense, (ii) $7.0 million in depreciation expenses, (iii)  $4.9 million in amortization of debt issuance costs and other intangible assets, (iv) $6.3 million in preferred unit accretion and other expenses of Series A Preferred Units. Cash increases related to changes in operating assets and liabilities consisted primarily of (i) a decrease in inventory of $20.3 primarily due to the India biodiesel segment selling feedstock and biodiesel inventory, (ii) $12.3 million receipt from tax credit sales, (iii) $0.7 million reduction in accounts receivable and prepaid expenses, (iv)  $19.5 million increase in accrued interest expense and fees, and (v) $2.9 million increase in other liabilities. This was offset by (i) a $9.2 million decrease in accounts payable and (ii) an increase in other assets of $0.7 million.

Cash used in investing activities was $9.0 million, of which $9.4 million was primarily used for capital projects associated with production of RNG and energy efficiency projects in California offset by $0.4 million grants received.

Cash provided by financing activities was $16.4 million, consisting primarily of (i) $29.2 million proceeds from borrowings, and (ii) $25.7 million from sales of common stock and exercised stock options, offset by (i) $35.7 million in repayments of borrowings, (ii) $2.2 million in payments on Series A Preferred financing, and (iii) $0.7 million in debt renewal, waiver fee, and finance lease payments.

Our ongoing at-the-market stock sales registration allows us to sell shares of our common stock into the publicly traded market. During the three months ended September 30, 2025, we sold 2.9 million shares of common stock for net proceeds of $7.5 million net of commissions. During the nine months ended September 30, 2025, we sold 13 million shares of common stock for net proceeds of $25.5 million net of commissions, which is included in the cash provided by financing activities noted above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2025, we issued 113,000 shares of Aemetis, Inc. common stock to two lenders in connection with the lenders' exercise of warrants issued during the prior quarter. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

In August 2025, we issued 20,000 shares of Aemetis, Inc. common stock as compensation to a service provider. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

In September 2025, we issued 19,686 shares of Aemetis, Inc. common stock to a vendor in connection with a services agreement at an effective value of $2.54 per share, which was the closing price on the Nasdaq market on the date prior to such issuance. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the nine months ended September 30, 2025.

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

Aemetis, Inc.

Date: November 6, 2025	By:	/s/ Eric A. McAfee
Eric A. McAfee Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)