Form 10-K
period 2025-12-31
AEMETIS, INC
filed 2026-03-16
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $142.1 million as of June 30, 2025, based on the closing price on the NASDAQ Global Market reported for such date.

The number of shares outstanding of the registrant’s Common Stock on February 28, 2026, was 66,631,852 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1.  Business

Current Operations

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the operation, acquisition, development, and commercialization of innovative technologies to produce low and negative carbon intensity renewable fuels that lower fuel costs and reduce emissions. We do this by building a local circular bioeconomy using agricultural products and wastes to produce low carbon, advanced renewable fuels that reduce greenhouse gas ("GHG") emissions and improve air quality. Our current operations include:

►  California Ethanol - We own and operate a 65 million gallon per year capacity ethanol production facility in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. The Keyes Plant also sells CO₂ captured from the ethanol fermentation process to produce commercial grade CO₂ for the food, beverage, and other industries. We are implementing several energy efficiency initiatives at the Keyes Plant focused on reducing operating costs and lowering the carbon intensity ("CI") of our ethanol to increase revenues.

►  California Dairy Renewable Natural Gas - We produce Renewable Natural Gas ("RNG") in central California. We currently have twelve anaerobic digesters that produce biogas from dairy waste, a 36-mile biogas collection pipeline leading to a central RNG production facility, and an interconnection to inject the RNG into the utility natural gas pipeline for delivery for use as transportation fuel. We are actively expanding our RNG production, with several additional dairy digesters under construction, agreements with over fifty dairies, and a completed environmental review for an additional 24 miles of biogas pipeline. We are also building our own RNG fuel dispensing station, which is planned to begin operating in 2026.

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

Strategy

Key elements of our business and growth strategy include:

California Ethanol

Improve operating margins and cash flow by improving the energy efficiency of the Keyes Plant. During the last several years, we have implemented projects to improve the plant's energy efficiency, which lowers the carbon intensity and increases the value of the ethanol we produce and sell. To continue this strategy, we are in the process of procuring and installing a mechanical vapor recompression (“MVR”) system that is expected to reduce natural gas consumption at the Keyes Plant by more than 80%.

Continue to seek alternative feedstocks and improve product yields to minimize cost and carbon emissions. Over the past 12 years, we have made several improvements to the Keyes Plant that allow us to sell substantially all of our byproducts from the ethanol production process as commercial products into the local agricultural economy. We are continuing to seek out and evaluate potential feedstocks that will reduce cost and carbon intensity, with an emphasis on processes that use cellulosic feedstocks to augment or replace current feedstocks.

California Dairy Renewable Natural Gas

Leverage our position as an established dairy digester owner and operator to continue to build dairy digesters and connected pipeline to increase RNG production. In 2018, we benefited from our established relationship with more than 80 California Central Valley dairies to begin signing leases and raising funds to construct dairy digesters. We now have twelve operating dairy digesters that produce biomethane, additional digesters under construction, and agreements with over 50 dairies for the supply of feedstock to current and future digesters. We expect to produce 550,000 MMBtu per year of RNG from our current digester projects, and we plan to build additional digesters and expand our upgrading hub over the next several years to be able to produce about 1.6 million MMBtu of RNG annually. We are also building our own RNG dispensing station, which we plan to begin operating in 2026.

India Biodiesel

Capitalize on policy changes by the Government of India. We plan to continue to pursue sales of biodiesel to Oil Marketing Companies (“OMCs”) that are owned by the India government, as well as pursuing sales to traditional bulk, fleet, industrial, retail, and transportation biodiesel markets in India. These sales are driven in part by the India government's 2022 update to its National Biofuels Policy that targets a blend of 5% biodiesel into fossil diesel.

Diversify our feedstocks.  We have designed and upgraded our Kakinada Plant to be able to produce biodiesel from multiple feedstocks and plan to continue efforts to procure and process these diversified feedstocks where and when economically feasible. We have developed proprietary technology that allows us to use lower-cost waste products as feedstock.

Develop and commercially deploy technologies to produce high-margin products. We plan to continue exploring new business opportunities to convert agricultural and waste products into higher value biofuels in addition to biodiesel, including ethanol, renewable diesel, and sustainable aviation fuels.

Expand Operations and Plan for IPO. We have hired a new executive team in India to help develop plans for additional growth of our India business and to execute on a potential public stock offering of our India subsidiary.

Other Initiatives

Sustainable Aviation Fuel and Renewable Diesel.  We are developing a sustainable aviation fuel (“SAF”) and renewable diesel (“RD”) production plant to be located at the Riverbank Industrial Complex in Riverbank, CA. The plant is currently designed to produce 90 million gallons per year of RD or 78 million gallons per year of SAF from renewable vegetable and animal oils obtained from our other biofuels plants and other North American sources. The plant is designed to use low-carbon hydroelectric electricity and renewable hydrogen that will be generated from byproducts of SAF/RD production. We received the Use Permit and California Environmental Quality Act ("CEQA") approvals for the development of the plant in September 2023 and the Authority to Construct air permits in March 2024. We are continuing with engineering and other development activities for the facility.

Carbon Capture and Underground Sequestration.  We are developing a Carbon Capture and Underground Sequestration (“CCUS”) facility, to be located at the Riverbank Industrial Complex, that is designed to inject carbon dioxide more than one mile underground for geologic storage to reduce greenhouse gas emissions to the atmosphere that contribute to global warming. We have completed the initial phase of drilling for the characterization well, and we are continuing permitting and other development activities for the characterization well and the permanent sequestration injection and monitoring wells.

Use carbon and tax credits to bolster our operations and fund growth.  Our current and planned businesses produce renewable fuels, reduce emissions, and generate revenues from federal Renewable Fuel Standard ("RFS") credits, federal Section 45Z production tax credits (“45Z PTC”), California Low Carbon Fuel Standard (“LCFS”) credits, and other investment and production tax credits.  We plan to continue our efforts to maximize credit generation.

Utilize technology for the development and production of additional advanced biofuels and renewable chemicals. We continue to conduct research and evaluate new technologies to produce low and negative carbon intensity advanced biofuels from renewable feedstocks. Our objective is to continue to commercialize our portfolio of technologies and expand the adoption of these advanced biofuels and biochemical technologies. We also intend to evaluate and pursue opportunities to acquire technologies and facilities that are accretive as financial resources and business prospects which make the acquisition of these technologies, facilities, and processes advisable. In addition, we may also seek to acquire companies, enter into licensing agreements, or form joint ventures with companies that offer prospects for the adoption of technologies that would be accretive to earnings.

2025 Highlights

California Ethanol

We produce six products at our California Ethanol plant: denatured fuel ethanol, wet distillers grains ("WDG"), distillers corn oil ("DCO"), condensed distillers solubles ("CDS"), undenatured alcohol for beverage producers, and carbon dioxide ("CO₂"). The products reflect our primary production and also the result of our strategy over the last decade to convert substantially all of the outputs of the plant into marketable products. The following table shows our production and sales of ethanol and WDG in 2025 and 2024:

	Years ended December 31,		2025 vs 2024%
	2025	2024	Change
Ethanol
Gallons Sold (in millions)	57	61	-6.6%
Average Sales Price/Gallon	$2.03	$1.96	3.6%
WDG
Tons Sold (in thousands)	374	411	-9.0%
Average Sales Price/Ton	$80.1	$88.2	-9.2%

California Dairy Renewable Natural Gas

We deliver Renewable Natural Gas ("RNG") to the market through our interconnection with the utility gas pipeline. We use contractual relationships with third-party RNG fueling stations to dispense gas for transportation use. In connection with dispensing for transportation use, we generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard ("LCFS"). In 2025, we increased RNG production by operating our previously built digesters for the entire year and by commissioning one new digester. The increase in production also increased the number of D3 RINs and LCFS credits generated and sold. In 2025, we also received our first provisional LCFS pathway approvals from the California Air Resources Board ("CARB"), which allowed us to generate 160% more LCFS credits from RNG sales based on an average carbon intensity ("CI") of negative 385 for the seven dairies with approved pathways, while continuing to use the default pathway of negative 150 for the remaining dairies while their pathways are pending approval. D3 RINs are typically available for sale about one month after gas dispensing, and LCFS credits are generated and available for sale one calendar quarter after the calendar quarter in which RNG is dispensed. We recognize revenue for D3 RINs and LCFS credits when the credits are sold, rather than when RNG is produced or dispensed. We are continuing to actively increase RNG production by constructing additional dairy digesters and pipelines and by engaging in pre-construction development efforts for the contracting, permitting and financing of additional digesters. The following table shows our production and sales from RNG in 2025 and 2024:

	Years ended December 31,		2025 vs 2024%
	2025	2024	Change
Dairy Renewable Natural Gas
Gas
Gas sold (in thousand MMBtu)	399	302	32.1%
Average price per MMBtu	$3.34	$3.01	11.0%
RINs
RINs sold (in thousands)	3,459	3,030	14.2%
Average price per RIN	$2.50	$3.04	-17.8%
LCFS
LCFS credits sold (in thousands)	83	52	59.6%
Average price per LCFS credit	$57.1	$56.7	0.7%

India Biodiesel

We produce two primary products at the Kakinada Plant: biodiesel and refined glycerin manufactured by further processing of the crude glycerin that is a byproduct of biodiesel production. During 2025 and 2024, we sold biodiesel to the government Oil Marketing Companies ("OMCs") Hindustan Petroleum, Bharat Petroleum, and Indian Oil Corporation. The following table shows our production and sales of biodiesel and refined glycerin in 2025 and 2024:

	Years ended December 31,		2025 vs 2024%
	2025	2024	Change
Biodiesel
Metric tons sold (in thousands) (1)	21	74	-71.6%
Average Sales Price/Ton	$1,117	$1,168	-4.4%
Refined Glycerin
Metric tons sold (in thousands) (1)	1.0	6.5	-84.6%
Average Sales Price/Ton	$1,093	$645	69.5%

(1)	1 metric ton is equal to 1,000 kilograms (approximately 2,204 pounds).

Competition

California Ethanol – According to the U.S. Energy Information Agency (the “EIA”), on January 1, 2025, there were approximately 191 commercial ethanol production facilities in the U.S. with a combined production of approximately 18.5 billion gallons per year. The production of ethanol is a commodity-based business where producers compete on the basis of price and carbon intensity. We produce and sell ethanol in the California market. However, since there is insufficient production capacity in California to supply the state’s total fuel ethanol consumption (approximately 1.4 billion gallons annually), we compete with ethanol transported into California principally from Midwestern producers or imported from other countries, primarily Brazil. Similarly, our co-products, principally WDG and DCO, are sold into local California markets and compete with dried distillers grains (DDG) and DCO imported into California as well as with alternative feed products.

California Dairy Renewable Natural Gas – Dairy renewable natural gas sold for transportation use currently competes with other renewable gas, fossil natural gas, and fossil-based products. The pricing for our sales of D3 RINs and LCFS credits fluctuates based on the supply and demand for those credits at any given time, and we compete with other credit producers inside and outside of California that are participating in those markets.

India Biodiesel – Biodiesel sold as fuel competes primarily with petroleum diesel produced by the three OMCs and two private oil companies in India, all of whom have significantly larger market shares for petroleum diesel than we do for biodiesel, and they control a significant share of the distribution network. These companies also purchase our product for blending with fossil diesel before further sales of blended product to their customers, and we compete with other biodiesel producers to supply blendstocks to the OMCs. We compete primarily on the basis of location, price, and quality. In addition, the Kakinada Plant has demonstrated that it is a reliable and high-quality supplier in the India fuel market. With respect to crude and refined glycerin, we compete with other glycerin producers and refiners selling products into the personal care, paints and adhesive markets primarily on the basis of price and product quality.

Customers

California Ethanol – We sell substantially all the ethanol, WDG, DCO, and CDS we produce to J.D. Heiskell under the J.D. Heiskell Purchasing Agreement, and J.D. Heiskell resells the products to marketers designated by us. We have designated a single fuel marketing company, Murex LLC ("Murex"), to purchase our ethanol and resell it to fuel blenders. We have designated A.L. Gilbert, Co., an animal feed company located adjacent to the Keyes Plant to sell and distribute our WDG. We sell the CO₂ gas from our fermenters to an industrial gas company that operates a commercial grade CO₂ production plant connected to our Keyes Plant by a dedicated pipeline.

California Dairy Renewable Natural Gas – We deliver Renewable Natural Gas into the utility gas pipeline via interconnection and sell it to transportation customers through a contractual relationship with fuel dispensing companies. We sell the environmental attributes  (i.e. D3 RINs and LCFS credits) through industry brokers.

India Biodiesel – We sell biodiesel to the three Government OMCs.

Pricing

California Ethanol – The market prices of ethanol, alcohol, WDG, and DCO vary throughout the year. Ethanol pricing is influenced by local and national inventory and production levels, imported ethanol, corn prices, carbon intensity, regulatory factors, gasoline demand, and government regulations related to renewable fuel volumes and allowed fuel mixes. Our ethanol price is based on an index of daily spot prices for ethanol less an adjustment for local market conditions that is set in quarterly sales contracts entered by Murex with local fuel blenders. The price for WDG is influenced by the price of corn, the supply and price of dried distillers grains, and demand from the local dairy and feed markets, and is determined monthly pursuant to a marketing agreement with A.L. Gilbert generally in reference to the local price of dried distillers grains and other comparable feed products.

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

India Biodiesel – During 2025, pricing for sales to OMCs was based on a fixed price formula to increase competitiveness, whereas in 2024 the price for sales to OMCs was based on a cost-plus formula that used a trailing average of several production input factors to determine the price paid for biodiesel.

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

India Biodiesel – The Kakinada Plant is currently capable of using a broad variety of feedstocks to produce biodiesel, which provides us with flexibility to purchase lower cost feedstocks when available in the market. In 2024, we upgraded the plant to enable biodiesel production using multiple lower-cost waste products and feedstock. We also use refined animal tallow for production of biodiesel. In addition to feedstock, the Kakinada Plant requires methanol and chemical catalysts for use in the biodiesel production process. These chemicals are also readily available and sourced from a number of suppliers surrounding the Kakinada Plant. We are not dependent on sole source or limited source suppliers for any of our raw materials or chemicals.

Commodity Risk Management Strategies

California Ethanol – The costs of corn and natural gas and the price of ethanol are volatile and the prices of these commodities relative to each other determines the margins at the Keyes Plant. We are, therefore, exposed to commodity price risk. We monitor prices daily to assess the overall impact of the pricing on profitability. We periodically explore and utilize methods to mitigate the volatility of our commodity prices through term contract purchasing at fixed prices or fixed differentials from market prices. We sold our WDG during 2025 and 2024 on a month-to-month basis; however, we monitor and periodically sell on a quarterly basis when we believe longer term contracts allow us to better manage commodity and pricing risk. In 2025 and 2024, we periodically entered longer term contracts for purchases of natural gas to obtain the benefits of favorable prices.

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

Research and Development

Our research and development efforts focus on evaluating and commercializing technologies for the production of biodiesel, SAF, renewable diesel, cellulosic ethanol, and other renewable biofuels from a variety of feedstocks. The objective of this research and development activity is to identify and develop efficient conversion technologies that will use waste feedstocks to produce renewable biofuels and biochemicals that have low carbon intensity on a large-scale, commercial basis.

Environmental and Regulatory Matters

California Ethanol and California Dairy Renewable Natural Gas

Our California operations are subject to federal, state and local environmental, safety, and other laws, regulations and permit conditions, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. These laws, regulations and permits may, from time to time, require us to incur significant capital costs. These include, but are not limited to, testing and monitoring plant emissions, and where necessary, obtaining and maintaining mitigation processes to comply with regulations. They may also require us to make operational changes to limit actual or potential impacts to the environment. A significant violation of these laws, regulations, permits or license conditions could result in substantial fines, criminal sanctions, permit revocations and/or facility shutdowns. In addition, laws and regulations change over time, and any such changes, more vigorous enforcement policies, or the discovery of currently unknown conditions may require substantial additional  expenditures.

We are also subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes.  If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination as well as costs to investigate or remediate associated damage could be significant.  If any of these sites are subject to investigation and/or remediation requirements, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources.  We may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties.  While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any such material contamination or third-party claims.  Based on our current assessment of the environmental and regulatory risks, we have not accrued any amounts for environmental matters as of December 31, 2025 and 2024.  The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition.

In addition, the production and transportation of our products may result in spills or releases of hazardous substances, which could result in claims from governmental authorities or third parties relating to actual or alleged personal injury, property damage, or damage to natural resources.  We maintain insurance coverage against some, but not all, potential losses caused by our operations.  Our general and umbrella liability policy coverage includes, but is not limited to, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability, and workers’ compensation. We believe that our insurance is adequate for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.  The occurrence of events which result in significant personal injury or damage to our property, natural resources or third parties that is not covered by insurance could have a material adverse impact on our results of operations and financial condition.

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

India Biodiesel - The Kakinada Plant is subject to national, state and local environmental laws, regulations and permits, including with respect to the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. These laws may require us to make operational changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permits can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.  In addition, environmental laws and regulations (and interpretations thereof) change over time, and any such changes, more vigorous enforcement policies or the discovery of currently unknown conditions may require substantial additional environmental expenditures.

Employees

As of December 31, 2025, we had a total of 220 full-time equivalent employees, including 18 at our corporate offices, 46 at the Keyes Ethanol Plant, 22 in our California Dairy RNG operations, 4 at the Riverbank Industrial Complex, and 130 in India.  We believe that our employees are highly skilled, and our success will depend in part upon our ability to retain our employees and attract new qualified employees, many of whom are in great demand. We have never had a work stoppage or strike, and no employees are presently represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is positive.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under the “Investors” tab, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.aemetis.com. Note that our website address is provided here as an inactive textual reference only, and the contents of the website are not incorporated in or otherwise to be regarded as part of this report for securities filings purposes. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A.  Risk Factors

We operate in an evolving industry that presents numerous risks, including risks beyond our control that are driven by factors that cannot be predicted. Should any of the risks described in this section or in the documents incorporated by reference in this report actually occur, our business, results of operations, financial condition, or stock price could be materially and adversely affected. Investors should carefully consider the risk factors discussed below, in addition to the other information in this report, before making any investment in our securities.

Risks Related to our Overall Business

We are currently not profitable and historically we have incurred significant losses.  If we incur continued losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

We do not currently, and historically have not typically, generated profits or positive cash flow. As of December 31, 2025, we had an accumulated deficit of approximately $639.9 million. For our fiscal years ended December 31, 2025 and 2024, we reported a net loss of $77.0 million and $87.5 million respectively. We may continue to incur losses for an indeterminate period of time and may not achieve consistent profitability.  We have historically relied upon cash from debt and equity financing activities to fund the cash we need that exceeds cash from operations. Going forward, we expect to rely on cash on hand, cash generated from our operations, borrowings, if available, and proceeds from other future financing activities, if any, to fund the cash requirements of our business. In some market environments, we may have limited access to incremental financing, which could defer or cancel growth projects, reduce business activity or cause us to default on our existing debt agreements if we are unable to meet our payment schedules. An extended period of losses or negative cash flow may prevent us from successfully operating and expanding our business.

Our indebtedness, preference payments, and interest expense could limit cash flow and adversely affect operations and our ability to make full payment on outstanding debt.

For the year ended December 31, 2025, we recognized $46.2 million in interest rate expense and $8.2 million in accretion of Series A preferred units (excludes debt related fees and amortization expense). The terms of our indebtedness and the Series A preferred units impose certain restrictions on us that limit our cash flow and affect our ability to further invest in our business, including as follows:

●

Any cash flows after funding our operations, any equity raises, and any EB-5 funding must be used to pay principal and interest on debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, research and development and other general corporate purposes;

●	Cash flows from our California Dairy RNG business may be used to pay mandatory redemptions under the Series A Preferred Unit Purchase Agreement, which could reduce the funds available to use by us for operations.
●	Insufficient cash flows from operations may force us to sell assets or seek additional capital, which we may not be able to accomplish on favorable terms, if at all; and
●	The level of indebtedness may make us more vulnerable to economic or industry downturns.

Our business is dependent on external financing and cash from operations to service debt and fund future growth.

The adoption of new technologies at our ethanol and biodiesel plants, the development of bio-methane digesters at local dairies near our Keyes Plant, the construction of a SAF/RD production plant, the construction of our CCUS projects, and our working capital requirements are financed in part through debt or debt-like facilities.  We may need to seek significant additional financing to continue or grow our operations and to develop our business. However, generally unfavorable credit market conditions may make it difficult to obtain necessary capital or additional debt financing on commercially viable terms or at all.  If we are unable to pay our debt, we may be forced to delay or cancel capital expenditures, sell assets, restructure our indebtedness, seek additional financing, or file for bankruptcy protection.  Debt levels or debt service requirements may limit our ability to borrow additional capital, make us vulnerable to increases in prevailing interest rates, subject our assets to liens, limit our ability to adjust to changing market conditions, or place us at a competitive disadvantage to our competitors.  Should we be unable to generate enough cash from our operations or secure additional financing to fund our operations and debt service requirements, we may be required to postpone or cancel growth projects, reduce our operations, or be unable to meet our debt repayment schedules.  Any one of these events would likely have a material adverse effect on our operations and financial position.

There can be no assurance that our existing cash flow from operations will be sufficient to sustain operations and to the extent that we are dependent on credit facilities to fund operations or service debt, there can be no assurances that we will be successful at securing funding from our senior lender or significant shareholders. Should we require additional financing, there can be no assurances that the additional financing will be available on terms satisfactory to us.  Our ability to identify and enter into commercial arrangements with feedstock suppliers in India depends on maintaining our operations agreement with key vendors in India.  If we are unable to maintain these strategic relationships, our business may be negatively affected.  In addition, the ability of our key vendors to continue to provide us with working capital depends in part on the financial strength of such vendors and their banking relationships.  If our key vendors are unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  Our ability to enter into commercial arrangements with feedstock suppliers in California depends on maintaining our operations agreement with J.D. Heiskell, who is currently providing us with working capital for our Keyes Plant.  If we are unable to maintain this strategic relationship, our business may be negatively affected.  In addition, the ability of J.D. Heiskell to continue to provide us with working capital depends in part on the financial strength of J.D. Heiskell and its banking relationships.  If J.D. Heiskell is unable or unwilling to continue to provide us with working capital, our business may be negatively affected.  Our consolidated financial statements do not include any adjustments to the classification or carrying values of our assets or liabilities that might be necessary as a result of the outcome of this uncertainty.

We may be unable to repay or refinance our Third Eye Capital Debt upon maturity.

Under our note facilities with Third Eye Capital, we owe approximately $247.9 million, excluding debt discounts, as of December 31, 2025.  Our indebtedness and interest payments under these note facilities are currently substantial and may adversely affect our cash flow, cash position and stock price.  The debt is currently due on demand. We have been able to extend our indebtedness in the past, but we may not be able to continue to extend the maturity of these notes in the future. We may not have sufficient cash available at the time of maturity to repay this indebtedness.  We have default covenants that may accelerate the demand for payment of these notes.  We may not have sufficient assets or cash flow available to support refinancing these notes at market rates or on terms that are satisfactory to us.  If we are unable to extend the maturity of the notes or refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our results from operations are primarily dependent on the spread between the feedstock and energy we purchase and the fuel, animal feed, and other products we sell.

The results of our ethanol production business in the U.S. are significantly affected by the spread between the cost of corn and natural gas that we purchase and the price of the ethanol, WDG, and DCO that we sell. Similarly, in India, our biodiesel business is primarily dependent on the price difference between the costs of the feedstock we purchase (principally stearin, tallow, and crude glycerin) and the products we sell (principally biodiesel and refined glycerin). The markets for ethanol, biodiesel, WDG, DCO and refined glycerin are highly volatile and subject to significant fluctuations. Any decrease in the spread between prices of the commodities we buy and sell, whether as a result of an increase in feedstock prices or a reduction in ethanol or biodiesel prices, would adversely affect our financial performance and cash flow and may cause us to suspend production at either of our plants.

The price of ethanol is volatile and subject to large fluctuations, and increased ethanol production may cause a decline in ethanol prices or prevent ethanol prices from rising, either of which could adversely impact our results of operations, cash flows and financial condition.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the demand for gasoline, which are in turn dependent upon the price of petroleum, which is also highly volatile and difficult to forecast. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly. In addition, domestic ethanol production capacity increased significantly in the last decade. Demand for ethanol may not increase commensurately with increases in supply, which could lead to lower ethanol prices. Demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices.

We may be unable to execute our business plan.

The value of our long-lived assets is based on our ability to execute our business plan and generate sufficient cash flow to justify the carrying value of our assets. Should we fall short of our cash flow projections in the future, we may be required to write down the value of these assets under accounting rules and further reduce the value of our assets. We can make no assurances that future cash flows will develop and provide us with sufficient cash to maintain the value of these assets and avoid any future impairment to our asset carrying values. As a result, we may need to write down the carrying value of our long-lived assets.

In addition, we intend to modify or adapt third party technologies at the Keyes Ethanol Plant and at the Kakinada Plant to accommodate alternative feedstocks and improve operations. After we design and engineer a specific integrated upgrade to either or both plants allowing us to produce products other than their existing products, we may not receive permission from regulatory agencies to install the process at either or both plants. Additionally, even if we are able to install and begin operations of an integrated advanced fuels and/or bio-chemical plant, we cannot provide assurance that the technology will work and produce cost-effective products. Similarly, our plans to develop the SAF/RD production plant, CCUS, MVR system, or any other system at the Keyes Plant may not be successful as a result of financing or issues in design, construction, or operations. Any inability to execute our business plan may have a material adverse effect on our operations, financial position, ability to pay dividends, and ability to continue as a going concern.

We may not be able to recover the costs of our substantial investments in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than we anticipate.

Our strategy calls for continued investment in capital improvements and additions. For example, we are currently developing plants designed to produce biofuels, including renewable aviation fuel and renewable diesel fuel, utilizing renewable hydrogen and non-edible renewable oils. We are also developing carbon sequestration wells to generate California low carbon fuel standard credits by injecting CO₂ into sequestration wells that are monitored for emissions to ensure the long-term sequestration of CO2 underground. The construction of these capital improvements and additions involves numerous regulatory, environmental, political, and legal uncertainties, many of which are beyond our control and may require the expenditure of significant amounts of capital, which may exceed our estimates, and we may require significant debt or equity financing. These projects may not be completed at the planned cost, on schedule or at all due to unavailability of needed financing. The construction of new ethanol and other biofuel facilities is subject to construction cost overruns due to labor costs, costs of equipment, materials such as steel, labor shortages, weather or other delays, inflation, or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, our revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand an existing facility or construct a new facility, the construction may occur over an extended period of time, and we may not receive any material increases in revenues or cash flows until the project is completed. As a result, the new facilities may not be able to achieve our expected investment return, which could adversely affect our results of operations.

We are in the process of developing biogas digesters, CCUS, SAF/RD, expanded biodiesel production and other projects, and the success of such projects depends on many factors including but not limited to, cash flows and revenue projections being achieved.

We are developing projects designed to reduce emissions of greenhouse gases. These include (i) a biofuels production plant in Riverbank, California designed to produce SAF/RD using renewable fats and oils obtained from existing Aemetis biofuels plants and other sources, (ii) Carbon Capture and Underground Sequestration (“CCUS”) projects designed to compress and inject CO₂ into deep wells for long-term sequestration of carbon underground, (iii) additional dairy digesters at new locations, along with associated infrastructure for transporting and producing biogas and Renewable Natural Gas, and (iv) expansion of biodiesel production in India. We also plan to develop additional projects beyond those listed here.

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

U.S. and India federal, state, and local governments provide regulations and incentives for operations and projects that are designed to promote renewable fuels and reduce carbon emissions. Each of our currently operating businesses and development projects are expected to generate revenue, cash, and credits from these government programs. In particular, we have used and plan to continue to use the provisions of the Internal Revenue Code (“IRC”) and the Inflation Reduction Act (“IRA”) amendments to the IRC in 2022 that provide Investment Tax Credits, Production Tax Credits, and other credits, and that allow us to either use the credits or to monetize the credits by selling them to third parties. These include certain transferable IRA tax credits generated from our qualified biogas facilities. We also currently generate and plan to continue to generate credits under the federal Renewable Fuel Standard (“RFS”) and the California Low Carbon Fuel Standard (“LCFS”). Our Kakinada Biodiesel plant produces biofuel to help India meet the goals of its National Policy on Biofuels. The IRA, RFS, LCFS and other regulations, as well as our ability to qualify for and monetize the tax credits, carbon credits, grants and other financial incentives available thereunder, are subject to modifications, additional regulatory requirements or limits, varying interpretations, reduction, expiration, and other changes. Moreover, changes in federal or state administrations may lead to actions to revise, repeal or otherwise modify existing funding and tax credit arrangements currently in place. For example, on January 20, 2025, President Trump issued an Executive Order (the “January Executive Order”) pausing certain funding disbursements under the IRA; the impact of this Executive Order on the use of and our ability to monetize certain federal credits and grants is uncertain at this time. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper decision”), the U.S. Supreme Court overturned a longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our operations. Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to agency rulemaking process. The regulatory and/or financial changes can occur with or without advance notice, may affect our past business activities or future plans, and may occur for a variety of reasons resulting from legislation, new or changing regulations, regulatory interpretation, court cases, and other sources. These regulatory programs, credits, and incentives have been and will continue to be material to our business and to our projects under development. Changes to regulations and reductions in or expirations of governmental credits and incentives could adversely impact our revenue, increase cost of materials, and reduce the size of our addressable market, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are dependent on, and vulnerable to any difficulties of, our principal suppliers and customers.

We buy all of the feedstock for the Keyes Plant from one supplier, J.D. Heiskell. Under the Heiskell Agreement, we are only permitted to purchase feedstock from other suppliers upon the satisfaction of certain conditions. In addition, we have contracted to sell all of the WDG, CDS, and corn oil we produce at the Keyes Plant to J.D. Heiskell.  J.D. Heiskell, in turn, sells all WDG and syrup produced to A.L. Gilbert. We sell all of our fuel ethanol production to J.D. Heiskell, which sells it to one customer, Murex. If J.D. Heiskell were to fail to deliver adequate feedstock to the Keyes Plant or fail to purchase all the contracted product we produce, if Murex were to fail to purchase the ethanol we produce, if A.L. Gilbert were to fail to purchase all of the WDG and syrup we produce, or if any of them were to otherwise default on our agreements with them or fail to perform as expected, we may be unable to find replacement suppliers or purchasers, or both, in a reasonable time or on favorable terms, any of which could materially adversely affect our results of operations and financial condition.

We may not receive the funds we expect under our EB-5 program.

On October 16, 2016, we launched our EB-5 Phase II program, allowing for the issuance of up to 100 subordinated convertible promissory notes, on substantially similar terms and conditions as those issued under our EB-5 Phase I program, for a total aggregate principal amount of up to $50.8 million. On November 21, 2019, the minimum investment was raised from $500,000 per investor to $900,000 per investor.  As of December 31, 2025, $4.0 million has been raised through the EB-5 Phase II program and has been released from escrow and $4.5 million of principal and unpaid interest was outstanding on the EB-5 Notes under the EB-5 Phase II funding.  There can be no assurance that we will be able to successfully raise additional funds under our EB-5 Phase II program or that such funds, if raised, will be approved by USCIS.

We face competition for our transportation fuels products from providers of petroleum-based products and from other companies seeking to provide alternatives to these products, many of whom have greater resources and experience than we do, and if we cannot compete effectively against these companies, we may not be successful.

Our renewable products compete with both the traditional, largely petroleum-based fuels products that are currently being used in our target markets and with the alternatives to these existing products that both established enterprises and new companies are seeking to produce. The oil companies, large chemical companies, and well-established agricultural products companies with whom we compete are much larger than we are, and have, in many cases, well developed distribution systems and networks for their products.

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

Our operations are subject to various federal, state and local environmental, health, safety, and product regulation laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees. In addition, our operations and sales in India subject us to risks associated with foreign laws, policies and regulations. Some of these laws and regulations require our facilities to operate under permits or licenses that are subject to renewal or modification. These laws, regulations, and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment. Violations of these laws, regulations, permits, or license conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations, and facility shutdowns. We may not be at all times in compliance with these laws, regulations, permits or licenses or we may not have all permits or licenses required to operate our business. We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws, permits, or licenses. Failure to comply with applicable laws could result in enforcement actions leading to penalties or revocation of permits or licenses. In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent laws, regulations, and permit and license requirements.

We may be liable for the investigation and cleanup of environmental contamination at our facilities and at off-site locations where we arrange for the disposal of hazardous substances. If hazardous substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, we may be responsible under CERCLA or other environmental laws for all or part of the costs of investigation and remediation, and for damage to natural resources. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup, or other costs.

New laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. Environmental laws and regulations applicable to our operations now or in the future, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a negative impact on our results of operations and financial condition.

Our business is affected by greenhouse gas and climate change regulation.

Climate change continues to attract considerable attention globally. The Keyes Plant is subject to California's "cap and trade" program that aims to reduce CO2 emissions from fuel combustion activities. In addition, numerous proposals have been made and could continue to be made at the international, federal, state and local levels to monitor and limit existing emissions of GHG, including carbon dioxide, as well as to restrict or eliminate future emissions. At this stage, it is not possible to accurately estimate either a timetable for implementation of any future regulations or our future compliance costs relating to implementation. In the U.S., the Environmental Protection Agency (“EPA”) promulgated federal GHG regulations under the Clean Air Act affecting certain sources. The EPA issued mandatory GHG reporting requirements, requirements to obtain GHG permits for certain industrial plants and GHG performance standards for some facilities. President Trump’s Day One 2025 executive orders reversed EPA’s priorities of environmental justice, regulatory enforcement, and addressing global climate change. Moreover, the U.S. Supreme Court has ruled in several cases that limit the EPA’s power to regulate the carbon emissions from existing power plants (West Virginia v. EPA) and discharges into wetlands (Sackett v. EPA). Therefore, it is uncertain whether the EPA will continue to prioritize climate change. The recent changes to the EPA may result in additional regulations and legislation at the U.S. federal or state level, which could result in increased operating costs for compliance, or required acquisition or trading of emission allowances. Additionally, demand for the products we produce may be reduced for various reasons, including, but not limited to, lack of federal support. If new laws or regulations are passed relating to the production, disposal or emissions of carbon dioxide, we may be required to incur significant costs to comply with such new laws or regulations. Compliance with future legislation may require us to take action unknown to us at this time that could be costly, and require the use of working capital, which may or may not be available, preventing us from operating as planned, which may have a material adverse effect on our operations and cash flow.

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

Waivers of the RFS minimum levels of renewable fuels included in gasoline or of the requirements obligated by parties to comply with the regulations could have a material adverse effect on our results of operations. Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.  Additionally, the EPA has exercised the authority to waive the requirements of the RFS for certain small refiners. Any waiver of the RFS with respect to one or more states would reduce demand for ethanol and could cause our results of operations to decline and our financial condition to suffer.  Further activity by the EPA to waive the requirements for small refiners could cause softening of pricing in the industry and cause our results of operations to similarly decline.

A critical state program is California's LCFS, which is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the fuel sold meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by calculating the carbon intensity ("CI") of each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer (the “Regulated Party”), is required to purchase LCFS credits if the CI for its fuel pool exceeds the annual carbon intensity target for a given year. Fuels such as ethanol or RNG that have CI score lower than the annual standard earn a credit that can be sold to Regulated Parties. Annual declines in the CI benchmark reduce the number of credits generated, and could cause the Keyes Plant to require credits rather than generate them. In addition, changes to California’s LCFS rule could reduce the credits generated by ethanol or RNG or constrain the value of the credits, which could adversely affect our financial condition.

Concerns regarding the environmental impact of biofuel production could affect public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

Under the EISA, the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species, and international impacts. Should such EPA triennial studies, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biofuels, use requirements such as the RFS and LCFS may not continue, which could materially harm our ability to operate profitably.

We may encounter unanticipated difficulties in converting the Keyes Plant to accommodate alternative feedstocks, new chemicals used in the fermentation and distillation process, or new mechanical production equipment.

In order to improve the operations of the Keyes Plant and execute on our business plan, we intend to modify the Keyes Plant to accommodate alternative feedstocks and new chemical and/or mechanical production processes, including a Mechanical Vapor Recompression ("MVR") system and other technologies. We may not be able to successfully implement these modifications, and they may not function as we expect them to. These modifications may cost significantly more to complete than our estimates. The Keyes Plant may not operate at nameplate capacity once the changes are complete.  If any of these risks materialize, they could have a material adverse effect on our results of operations and financial position.

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

Although we have policies and procedures designed to promote compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in other jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer from criminal or civil penalties which could have a material and adverse effect on our results of operations, financial condition and cash flows. Due to the changing nature of the regulatory environment and uncertainty about the priorities and direction of changing presidential administrations, we cannot be certain if or how the U.S. governments enforcement of the FCPA will change or impact our business.

A substantial portion of our assets and operations are located in India, and we are subject to regulatory, economic and political uncertainties in India.

One of our principal operating subsidiaries is based in India, and substantial portions of our assets are located in India. We intend to continue to develop and expand our facilities in India. The India government has exercised and continues to exercise significant influence over many aspects of India's economy. India’s government has traditionally maintained an artificially low price for certain commodities, including diesel fuel, through subsidies, but has recently begun to reduce such subsidies, which benefits us. We cannot be sure that liberalization policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. In particular, the India government’s 2019 National Ethanol Blended Petrol Program Policy states a plan to increase ethanol blending to 20% by 2030. We cannot be sure that this policy will continue, nor can we be sure that we will continue to be able to procure biodiesel supply contracts with Indian state-owned oil marketing companies through the public tender process. Our financial performance may be adversely affected by any such changes or other changes to the general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic, or diplomatic developments affecting India in the future.

Currency fluctuations between the Indian rupee and the U.S. dollar could have a material adverse effect on our results of operations.

A substantial portion of our revenues is received in Indian rupees. We report our financial results in U.S. dollars. The exchange rates between the Indian rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. We do not currently engage in any formal currency hedging of our foreign currency exposure, and our results of operations may be adversely affected if the Indian rupee fluctuates significantly against the U.S. dollar.

We could be subject to restrictions on the movement of cash and the exchange of foreign currencies that could limit our access to cash held in our India subsidiary to fund our U.S. operations or otherwise make investments where needed.

Our India operations are subject to restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. For instance, cash and cash equivalents were $4.9 million at December 31, 2025, of which $4.1 million was held in our North American entities and $0.8 million was held in our India subsidiary; at times this balance is much higher. Cash held in our India subsidiary may not be available for servicing debt obligations, potential investment, or use for operations in the United States. Moreover, even if we were to repatriate this cash back to the United States, it would be subject to additional withholding taxes. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

Aemetis, Inc. is a holding and management company and there are significant limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries. Our subsidiaries have not made significant distributions to us and may not have funds available for dividends or distributions in the future. The ability of our subsidiaries to transfer funds to us will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service on their respective credit agreements. Our credit agreements also contain certain restrictions and/or approval requirements that could limit cash distributions and intercompany transfers.

Our ability to utilize our NOL carryforwards may be limited.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses (“NOLs”) arising in taxable years ending on or prior to December 31, 2017, that may be carried forward for a period of 20 taxable years, and NOLs arising in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such post-2017 NOLs in taxable years beginning after December 31, 2020 is limited to 80% of the taxable income in the taxable year to which such NOLs are carried forward. Furthermore, state NOLs may also be subject to separate limitations at the state level. As of December 31, 2025, the Company had federal NOL carryforwards of $413.0 million and state NOL carryforwards of $538.0 million.  Due to the 2017 U.S. Tax Reform, U.S. federal NOLs after 2017 in the amount of $225.0 million have no expiration date, but such NOLs are subject to the 80% taxable limitation described above.

Under Section 163(j) of the IRC, a taxpayer’s deduction for business interest expense is generally limited to the sum of (i) the taxpayer’s business interest income, (ii) 30% of the taxpayer’s “adjusted taxable income” and (iii) the taxpayer’s floor plan financing interest. The amount of any excess business interest expense that is disallowed for a particular taxable year under Section 163(j) of the IRC may be carried forward indefinitely. Due to the ongoing interest expense every year, our ability to utilize any excess business interest expense carryforwards may be limited.

Our ability to deduct these NOL carryforwards, excess business interest expense carryforwards, and other tax attributes against future taxable income could be limited if we experience or have experienced an “ownership change,” as defined in Section 382 of the IRC. In general, an ownership change may result from one or more transactions increasing the aggregate ownership of certain persons (or groups of persons) in our stock by more than 50 percent over a testing period (generally three years). Past or future direct or indirect changes in the ownership of our stock, some of which are not in our control and/or may occur or have already occurred in the public markets, could result in an ownership change that would limit NOL carryforwards. Any resulting limitation on the use of our NOL carryforwards, excess business interest expense carryforwards, and certain other tax attributes could result in the payment of taxes above the amounts currently estimated.

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

Our debt facilities contain covenants restricting our ability, among others, to:

●	incur additional debt;
●	make certain capital expenditures;
●	incur or permit liens to exist;
●	enter into transactions with affiliates;
●	guarantee the debt of other entities, including joint ventures;
●	pay dividends;
●	merge or consolidate or otherwise combine with another company; and
●	transfer, sell, or lease our assets.

These restrictions may limit our ability to engage in business transactions that may be beneficial to us or may restrict our ability to execute our business plan.

We may be subject to liabilities and losses that may not be covered by insurance.

Our employees and facilities are subject to the hazards associated with producing ethanol, renewable natural gas, and biodiesel.  Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment, and environmental damage. We maintain insurance coverage in amounts and against the risks that we believe are consistent with industry practice. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported, and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our coverage limits or that are not covered by our insurance, we might be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims, our operating results and financial condition could be materially and adversely affected.

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

Our business systems may be significantly disrupted upon the occurrence of a catastrophic event or cyberattack.

The Keyes and Kakinada Plants are highly automated, and they rely extensively on the availability of our network infrastructure and internal technology systems. The failure of systems due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyberattack or war, could adversely impact our business, results of operations, and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event. However, there can be no assurance that these plans and systems would enable us to return to normal business operations.

Our network infrastructure and internal technology systems may also be subject to other risks such as computer viruses, physical or electronic vandalism, or other similar disruptions that could cause system interruptions and loss of critical data. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to our networks and systems to more sophisticated and targeted measures directed at us or our third-party service providers. Despite the implementation of cybersecurity measures including access controls, data encryption, vulnerability assessments, employee training, continuous monitoring, and maintenance of backup and protective systems, our network infrastructure and internal technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. While we believe we have taken reasonable efforts to protect ourselves, we cannot be certain that any of our security measures would be sufficient in the future.

Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality, and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business and negatively affect the creditworthiness of agricultural producers who do business with us, including corn, feed, and dairy producers. Severe adverse weather conditions, such as hurricanes or severe storms, may also result in extensive property damage, extended business interruption, personal injuries and other loss and damage to us. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services, as a result of weather conditions or otherwise, may also significantly adversely impact our operations. Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location, costs, and competitiveness of global agricultural commodity production and related storage and processing facilities and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity, or capital resources.

We may be unable to protect our intellectual property.

We rely on a combination of patents, trademarks, trade name, confidentiality agreements, and other contractual restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality agreements with our employees, consultants, and corporate partners, and control access to and distribution of our confidential information. These measures may not preclude the disclosure of our confidential or proprietary information. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary information. Monitoring unauthorized use of our confidential information is difficult, and we cannot be certain that the steps we have taken to prevent unauthorized use of our confidential information, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the U.S., will be effective. It is possible that competitors or other unauthorized third parties may obtain, copy, use, or disclose our technologies and processes, or confidential employee, customer or supplier data, or that our existing or future patents may be challenged, invalidated, or circumvented.

We may not be able to successfully develop and commercialize our technologies, which may require us to curtail or cease our research and development activities.

Since 2007, we have been developing enzyme technology to enable the production of ethanol from a combination of starch and cellulose, or from cellulose alone. In 2011, we acquired Zymetis, Inc., a biochemical research and development firm, with several patents pending and in-process R&D utilizing the Z-microbe™ to produce renewable chemicals and advanced fuels from renewable feedstocks. In 2018, in cooperation with a federally funded agency, we secured a grant from the California Energy Commission to optimize and demonstrate the effectiveness of ionic liquids technologies for breaking down biomass to produce ethanol. To date, we have not completed a large-scale commercial prototype of our technologies and are uncertain at this time when completion of a commercial scale prototype or commercial scale production will occur. Commercialization risks include economic financial feasibility at commercial scale, availability of funding to complete large-scale commercial plant, ability of ionic liquids to function at commercial scale, and market acceptance of product. In addition, Companies in our industry aggressively protect and pursue their intellectual property rights.  From time to time, we receive notices from competitors and other operating companies, as well as notices from “non-practicing entities,” or NPEs, that claim we have infringed upon, misappropriated, or misused other parties’ proprietary rights.

Technological advances and changes in production methods in the biomass-based biofuel industry and renewable chemical industry could render our plants obsolete and adversely affect our ability to compete.

It is expected that technological advances in biomass-based biofuel production methods will continue to occur and new technologies for biomass-based diesel production may develop. Advances in the process of converting oils and fats into biodiesel and renewable diesel, including co-processing, could allow our competitors to produce advanced biofuels more efficiently and at a substantially lower cost. New standards or production technologies may require us to make additional capital investments in, or modify, plant operations to meet these standards. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. Further, it may be necessary for us to make significant expenditures to acquire any new technology and retrofit our plants in order to incorporate new technologies and remain competitive. In order to execute our strategy to expand into the production of renewable chemicals, additional advanced biofuels, next generation feedstocks and related renewable products, we may need to acquire licenses or other rights to technology from third parties. We can provide no assurance that we will be able to obtain such licenses or rights on favorable terms. If we are unable to obtain, implement, or finance new technologies, our production facilities could be less efficient than our competitors, and our ability to sell biomass-based diesel may be harmed, negatively impacting our revenues and profitability.

Disruption in the supply chain could materially adversely affect our business.

We rely on our suppliers for our business, including feedstocks and materials for our development and efficiency projects. Future delays or interruptions in the supply chain due may be cause by world events such as tariffs, the Russian-Ukraine conflict, and Red Sea vessel attacks. These expose us to various risks that could increase our costs and/or impact our operations or business plans including:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In the past, our management identified a material weakness in our internal control over financial reporting. As described in Item 9A. Controls and Procedures, we have implemented remediation measures to address the identified weakness, and management has concluded that the previously identified material weakness has been remediated and that our internal controls over financial reporting were effective as of December 31, 2025.

Notwithstanding the remediation of the previously identified material weakness, our internal control over financial reporting is subject to inherent limitations, and no system of internal control can provide absolute assurance that all deficiencies will be prevented or detected. If we are unable to maintain effective internal control over financial reporting, or fail to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to regulatory  scrutiny, civil or criminal penalties, or litigation. Failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations and may also restrict our future access to the capital markets.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of our common stock may continue to fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	fluctuations in the market prices of ethanol and its co-products including WDG and corn oil;
●	ongoing operating losses and negative cash flows;
●	the cost of key inputs to the production of ethanol, including corn and natural gas;
●	the volume and timing of the receipt of orders for ethanol from major customers;
●	competitive pricing pressures;
●	our ability to produce, sell, and deliver ethanol on a cost-effective and timely basis;
●	the announcement, introduction, and market acceptance of one or more alternatives to ethanol;
●	losses resulting from adjustments to the fair values of our outstanding warrants to purchase our common stock;
●	changes in market valuations of companies similar to us;
●	stock market price and volume fluctuations generally;
●	regulatory developments or increased enforcement;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel;
●	our inability to obtain financing;
●	our financing activities and future sales of our common stock or other securities; and
●	availability and pricing of governmental programs, such as D3 RINs and LCFS credits.

The price paid to purchase our common stock may exceed the price at which it can be sold in the trading market, which could result in substantial losses including a complete loss of the investment in purchasing our stock. In the past, securities class action litigation has often been brought against companies after periods of high stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could have a material adverse effect on our results of operations or the price of our common stock, or both.

We do not currently plan to pay dividends in the next few years.

We have not paid any cash dividends on any of our securities since inception and do not anticipate paying cash dividends on our commons stock in the foreseeable future.

Our principal shareholders hold a substantial amount of our common stock.

Eric A. McAfee, our Chief Executive Officer and Chairman of the Board, along with our other officers and directors beneficially own, in the aggregate, a portion of our outstanding stock as further described in our proxy that is incorporated by reference into this Form 10-K. As a result, these shareholders, acting together, may be able to influence matters requiring shareholder approval, including the election of directors and approval of mergers and acquisitions and other significant corporate transactions. See “Security Ownership of Certain Beneficial Owners and Management.” The interests of these shareholders may differ from yours and this concentration of ownership enables these shareholders to exercise influence over many matters requiring shareholder approval, may have the effect of delaying, preventing, or deterring a change in control, depriving you of an opportunity to receive a premium for your securities as part of a sale of the company, and may affect the market price of our securities.

The exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment and reduce the voting power of your shares, impeding our ability to obtain additional financing and cause us to incur additional expenses.

There are outstanding options and warrants to acquire our common stock issued to employees and directors. Additionally, certain of our financing arrangements, such as the EB-5 notes, are convertible into shares of our common stock at fixed prices. Such securities allow their holders an opportunity to profit from a rise in the market price of our common stock such that conversion of the securities will result in dilution of the equity interests of our common stockholders. The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our outstanding convertible securities.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our certificate of incorporation provides that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any director or officer of the Company owed to us or our stockholders, creditors, or other constituents, (iii) any action asserting a claim against us or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

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

Our success depends on our continued ability to attract, retain, and motivate highly qualified management, manufacturing, and scientific personnel, in particular our Chairman and Chief Executive Officer, Eric McAfee. In addition, as previously disclosed, our Chief Financial Officer, Todd Waltz, has informed the Company of his desire to retire with an effective date expected in 2026. We maintain key person insurance on our Mr. McAfee as our Chief Executive Officer for purposes of loan compliance, but do not maintain any key person insurance on our other executives. Competition for qualified personnel in the renewable fuel and bio-chemicals manufacturing fields is intense. Our future success will depend on, among other factors, our ability to retain our current key personnel, and attract and retain qualified future key personnel, particularly executive management.  Failure to attract or retain key personnel could have a material adverse effect on our business and results of operations.

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

Our operations may experience unscheduled downtimes due to technical or structural failure, political and economic instability, terrorism and civil unrest, natural disasters, and other operational hazards inherent to our operations. These hazards may cause personal injury or loss of life, severe damage to or destruction of property, equipment, or the environment, and may result in the suspension of operations or the imposition of civil or criminal penalties. Our insurance may not be adequate to cover such potential hazards, and we may not be able to renew our insurance on commercially reasonable terms or at all. In addition, any reduction in the yield or quality of the products we produce could negatively impact our ability to market our products. Any decrease in the quality, reduction in volume, or cessation of our operations due to these hazards would have a material adverse effect on the results of our business and financial condition.

Our success depends on our ability to manage the growth of our operations.

Our strategy envisions growth that may impose a significant burden on our administrative and operational resources and personnel, which, if not effectively managed, could impair our growth. The growth of our business will require significant investments of capital and management’s close attention. If we are unable to successfully manage our growth, our sales may not increase commensurately with capital expenditures and investments. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management, technicians, and other personnel. In addition to our plans to adopt technologies that expand our operations and product offerings at our biodiesel and ethanol plants, we may seek to enter into strategic business relationships with companies to expand our operations. If we are unable to successfully manage our growth, we may be unable to achieve our business goals, which may have a material adverse effect on the results of our operations and financial condition.

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

Interest rates could change substantially, materially impacting our profitability.

Our borrowings include variable interest rates that expose us to increased costs if interest rates rise, which would adversely affect our profitability. We are also continuing to seek new debt for both growth projects and refinancing of existing obligations, and increases in interest rates could make the new debt more expensive or cost prohibitive and unavailable.

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

The impact of potential tariffs under the current presidential administration is uncertain.

Changes in U.S. foreign trade policy, including as a result of the current presidential administration, could lead to the imposition of additional economic or trade sanctions, tariffs, or other trade barriers against countries, individuals or entities with whom we transact. Increased and/or new tariffs on equipment supply and raw materials, and shortages of skilled labor could significantly delay a project or otherwise increase our costs. For example, the new administration has imposed and announced plans to impose broad-based tariffs on imports from many countries, including India and the European Union, as well as China, Mexico, and Canada. Such tariffs could cause the cost of procuring material and equipment used in the construction and development of our projects to significantly increase. Such changes in U.S. trade policy or in laws and policies governing foreign trade could materially and adversely affect our business, financial condition, operating results, and liquidity.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our cybersecurity and information security framework includes physical, administrative, and technical safeguards, as well as plans and procedures we believe are reasonable to help our Company prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact our operations, facilities, and employees. These plans are based upon our assessment of risk considering our industry, specific operations, cyber perimeter, social exposure, information confidentiality, and tertiary stakeholders.

Our efforts focus on protecting and enhancing the security of our information systems, software, networks, and other assets. These efforts are designed to protect against, and mitigate the effects of, among other things, cybersecurity incidents where unauthorized parties attempt to access confidential, sensitive, or personal information; potentially hold such information for ransom; destroy data; disrupt or degrade service or our operations; sabotage systems; or otherwise cause harm to the Company, our customers, suppliers, or other key stakeholders. We employ capabilities, processes, and other security measures we believe are designed to reduce and mitigate these risks.

We contract with a primary Managed Security Provider ("MSP") to provide services that assist us with assessing, enhancing, implementing, and monitoring our cybersecurity risk management programs and responding to incidents. We maintain cyber recovery plans as well as a cybersecurity insurance policy. We use third-party cybersecurity and information security awareness training programs. Training is administered and tracked through online learning modules and ongoing phishing simulations. Training topics include processes to escalate suspicious activities including phishing, viruses, spams, insider threats, suspect human behaviors, or safety issues.

In 2025, we did not identify any cybersecurity threats that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

Governance

Role of Management

Our cybersecurity initiative has been led by our Chief Financial Officer, who is in the unique position of being able to integrate cybersecurity with the financial internal control framework. He is responsible for administration of the cybersecurity and information security program and risk management, using his experience working with information technology and financial control system during the majority of his career, including over ten years of overseeing our information technology and security program.

We utilize a Managed Security Provider (MSP) as the central point for identifying all cybersecurity incidents and reporting, including incidents that directly target company network, or internal information systems and incidents originating from third parties. The MSP provides end-to-end operations for the purpose of monitoring, detecting, alerting, and responding to cyber incidents. The MSP is also responsible for activating the containment and resolution efforts where appropriate to support us through the resolution of an incident. The MSP escalates incidents with significant impact and pervasiveness to our Chief Financial Officer, who evaluates each incident in terms of its impact on operations, ability to conduct business with customers and suppliers, brand reputation and health, safety and the environment, and the speed and degree to which the incident has been contained. Our Chief Financial Officer, working with the executive management team, also manages communication with our Board and outside parties. After initial identification, evaluation and escalation for material events, the MSP monitors all cybersecurity incidents for changes in degree of impact or pervasiveness.

Role of the Board

Our Board of Directors ("Board") recognizes the importance of cybersecurity in safeguarding sensitive data and protecting the perimeter of the computer network. The Board is responsible for overseeing overall risk management for the Company, including review of the cybersecurity program. As part of its oversight responsibilities, the Board receives and evaluates an annual cybersecurity update from management. The annual review includes oversight of cyber exposure, risk assessment, incident response, integration with other control activities, internal monitoring, and risk management processes, updates to our cybersecurity programs and mitigation strategies, and other cybersecurity developments.

Item 2.  Properties.

California Ethanol

Ethanol Plant in Keyes, CA.  The Keyes Plant is situated on approximately 11 acres of land that we in central California. It contains 25,284 square feet of plant building and structures and is located adjacent to the Union Pacific Railroad system to facilitate the inbound transportation of feedstock. In addition, the Aemetis Biogas LLC RNG production facility hub is also located at the Keyes Plant site, which is adjacent to regional natural gas pipeline interconnect that allows for distribution of RNG.

Real Property in Keyes, CA. We own 5.32 acres of real property located next to our Keyes Plant. We lease the property to an industrial gas company that receives CO₂ from the Keyes Plant and produces commercial grade CO₂ for sale into local markets.

California Dairy Renewable Natural Gas

Dairy Biogas Digesters and Pipeline, Central Valley, CA.  We have entered into agreements with over 50 dairies in the Central Valley of California that include current leases or terms for future leases for land to build anaerobic digesters and/or manure supply systems. The lease and manure supply agreements typically have a term of 25 years with two optional 5-year extensions. We also own about 36 miles of biogas pipeline that transports biogas from the digesters to our RNG production facility at the Keyes Plant; the pipeline is located mostly within public rights of way pursuant to licenses, with small portions located within easements on private property.

Faith Home Road, Ceres, CA. We own 8.5 acres of real property on Faith Home Road near the Keyes Plant. Currently, Aemetis Biogas uses the location for its office headquarters and warehouse. This corner property is also a strategic location for future operations supporting our development projects, including CCUS.

Jessup Road, Ceres, CA. We own approximately 1.9 acres of real property near the Keyes Plant that is a strategic location for future RNG operations.

India Biodiesel

Biodiesel Plant in Kakinada, India.  The Kakinada Plant is situated on approximately 32,000 square meters of land that we own in Kakinada, India. The property is located 7.5 kilometers from the local seaport with connectivity through a third-party pipeline to the port jetty.

Kakinada Property. We own 3,683 square meters of land in Remannapalem Village, Kakinada.

India Administrative Office.  In October 2024, we entered into a nine-year lease of 4,645 square feet of office space to accommodate our principal administrative, sales, and marketing facilities in Hyderabad, India.

Other Properties

Corporate Office, Cupertino, CA. Our corporate headquarters are located in leased office space at 20400 Stevens Creek Blvd., Suite 700, Cupertino, CA. This includes 9,238 square feet of rented space with a lease termination date in May 2028.

Riverbank Industrial Complex, Riverbank, CA. On December 14, 2021, we entered into real estate purchase agreements and a lease disposition and development agreement for the Riverbank Industrial Complex in Riverbank, CA. The lease commenced on April 1, 2022, with a term of fifteen years and an option to purchase the property before the end of the lease, subject to certain restrictions on the timing of the purchase. Pursuant to the lease disposition and development agreement, we serve as the master developer for the property to develop, construct, finance, operate, and maintain the leased property, and we currently have over thirty subtenants in the built up portion of the property. In the future, we plan to use the property for the construction of a sustainable aviation fuel and renewable diesel production plant and are developing a portion of the property to be used for a CCUS facility.

Goodland Energy Center, Goodland, KS.  We own a large portion of the Goodland Energy Center in Goodland, Kansas, comprising approximately 93 acres of land and approximately 34,992 square feet of buildings and equipment as part of a partially completed 40 million gallon per year dry-mill ethanol plant. The ethanol plant is not operational, and we do not currently use the property for our operations.

Encumbrances

All of our real and personal property in the United States is subject to perfected first liens and security interests associated with our debt obligations as further described in Note 5. Debt, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the symbol "AMTX" on the NASDAQ Global Stock Market.

Number of Stockholders

As of March 1, 2026, our common stock was held by 163 holders of record and by approximately 22 thousand stockholders who hold shares in street name.

Securities authorized for issuance under equity compensation plans

See Note 10. Stock-Based Compensation of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Sales of Unregistered Equity Securities

In November 2025, we issued 28,902 shares of Aemetis, Inc. common stock to a vendor as compensation under a services agreement at an effective value of $1.73 per share, which was the closing price on the Nasdaq market on the date prior to such issuance. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

In December 2025 we issued warrants to two lenders in connection with extensions of their debt. The warrants provided the right for the lenders to purchase 113 thousand shares of Aemetis, Inc. common stock for a period of two years at an exercise price of $0.01 per share. We then issued 113 thousand shares of common stock to the lenders in connection with their exercise of the warrants during the first quarter of 2026. The issuance of the warrants and the issuance of the common stock upon exercise of the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

Stock Repurchases

None.

Item 6.  [Reserved].

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
●	Key Performance Indicators. Discussion of our key performance indicators to provide context for company operations.
●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2025 and 2024.
●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.
●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly under “Part I, Item 1A.  Risk Factors,” and in other reports we file with the SEC.  All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Founded in 2006 and headquartered in Cupertino, California, we are an international renewable natural gas ("RNG"), and renewable fuels company focused on the operation, acquisition, development and commercialization of innovative low and negative carbon intensity ("CI") products and technologies that replace traditional fossil fuel products. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be separately reportable that are collectively represented by the “All Other” category. Our mission is to generate sustainable and innovative renewable fuel solutions that benefit communities and restore our environment. We do this by building a local circular bioeconomy using agricultural products and wastes as feedstocks to produce renewable fuels.

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), and alcohol for beverage producers. WDG, DCO, and CSS are sold as animal feed to more than 80 local dairies and feedlots. We also capture the carbon dioxide (“CO2”) that would be emitted from our fermenters and sell it to an industrial gas company to produce liquid CO₂ that it sells to food, beverage, and industrial customers. We have implemented several energy efficiency projects in recent years and are currently in the process of procuring and construction a Mechanical Vapor Recompression ("MVR") system to produce steam using low carbon electricity instead of natural gas.  These changes will lower the carbon intensity (CI) of the ethanol we produce and improve the Keyes Plant cash flow from operations.

Our California Dairy Renewable Natural Gas segment, Aemetis Biogas LLC (“ABGL”), owns and operates anaerobic digesters at local dairies near the Keyes Plant to produce biogas from dairy waste. The biogas is transported by pipeline to an RNG production facility located at the Keyes Plan and converted to Renewable Natural Gas (“RNG”) that is delivered to customers through the regional natural gas pipeline. We currently have twelve operating digesters that receive dairy waste from fifteen dairies in Stanislaus and Merced Counties, California, and we are actively growing with additional digesters under construction. We have constructed 36 miles of biogas collection pipeline and have received environmental approval to construct an additional 24 miles of pipeline. We currently have agreements with over 50 dairies and are seeking to sign additional agreements with dairies.

Our India Biodiesel segment, Universal Biofuels Private Limited ("UBPL"), includes a biodiesel production plant in Kakinada, India (“Kakinada Plant”) with a production capacity of about 80 million gallons per year. The plant produces high quality biodiesel and refined glycerin for customers in India. We believe the Kakinada Plant is one of the highest capacity biodiesel production facilities in India. The Kakinada Plant is capable of processing a variety of vegetable and animal oil waste feedstocks into biodiesel that meets applicable product standards. Our Kakinada Plant also distills crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

Our "All Other" segment consists of our projects that are under development, including our planned Carbon Capture and Underground Sequestration ("CCUS") and sustainable aviation fuel and renewable diesel projects in Riverbank, California, our operations of the current Riverbank Industrial Complex, and the Goodland Energy Center that is held for future development.

Key Performance Indicators (KPI):

We measure performance based on the utilization of our plants, production of products, and associated pricing and margins. For the California Ethanol segment, the key products are ethanol and WDG, measured in gallons sold and tons sold, respectively. Since our Keyes Ethanol Plant currently uses corn as the sole feedstock, the delivered quantity and cost of corn is also a key performance indicator as it indicates high-level operating margin of the plant. Utilization is measured as the production of transportation fuel produced as a percentage of the nameplate capacity based on the engineering specification of the plant. For the California RNG segment, the product is Renewable Natural Gas ("RNG" or "Gas") and revenues include the associated D3 RINs, LCFS credits. The RNG quantity is measured by the heat content expressed in MMBtu (HHV), and the quantity of D3 RINs and LCFS credits are based on the quantity of each that is sold during the reporting period. Management uses these metrics to assess cash generated or used by each facility on a regular basis. For both the Keyes Ethanol and California RNG segments, earnings also include Section 45Z Production Tax Credits ("PTCs"). For India Biodiesel, the products are biodiesel and refined glycerin, both measured in metric tons sold.

The following table summarizes our KPIs:

Production and Price Performance

(Unaudited)

	Years ended December 31,		2025 vs 2024%
	2025	2024	Change
California Ethanol
Ethanol
Gallons Sold (in millions)	57	61	-6.6%
Average Sales Price/Gallon	$2.03	$1.96	3.6%
Percent of nameplate capacity	104%	110%	-5.9%

WDG
Tons Sold (in thousands)	374	411	-9.0%
Average Sales Price/Ton	$80.1	$88.2	-9.2%

Delivered Cost of Corn
Bushels ground (in millions)	19	21	-9.5%
Average delivered cost / bushel	$6.22	$6.21	0.2%

California Dairy Renewable Natural Gas
Gas
Gas sold (in thousand MMBtu)	399	302	32.1%
Average price per MMBtu	$3.34	$3.01	11.0%

RINs
RINs sold (in thousands)	3,459	3,030	14.2%
Average price per RIN	$2.50	$3.04	-17.8%

LCFS
LCFS credits sold (in thousands)	83	52	59.6%
Average price per LCFS credit	$57.1	$56.7	0.7%

India Biodiesel
Biodiesel
Metric tons sold (in thousands)	21	74	-71.6%
Average Sales Price/Metric ton	$1,117	$1,168	-4.4%
Percent of Nameplate Capacity	14%	50%	-72.0%

Refined Glycerin
Metric tons sold (in thousands)	1.0	6.5	-84.6%
Average Sales Price/Metric ton	$1,093	$645	69.5%

Results of Operations

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Revenue

In our California Ethanol segment, we sell all ethanol, WDG, DCO, and CDS produced to J.D. Heiskell, which resells it to customers designated by us. Our finished ethanol tank is leased by J.D. Heiskell and legal title to the product is transferred when we put our ethanol into the tank. We have designated Murex LLC to purchase all of the ethanol and A.L. Gilbert to purchase the WDG. Each company resells to third-party customers. We sell the CO2 that we capture from our fermenters to an industrial gas company that produces commercial grade CO2 for distribution.

Most of the California Dairy Renewable Natural Gas segment revenues during the year ended  December 31, 2025, were from sales of D3 RINs, LCFS credits generated from sales of RNG for transportation use.

Substantially all of our India segment revenues during the years ended December 31, 2025 and 2024, were from sales of biodiesel to OMCs and refined glycerin to other external customers.

Fiscal Year Ended December 31 (in thousands)

			2025 vs 2024
	2025	2024	Inc/(dec)	% change

California Ethanol	$153,234	$161,756	$(8,522)	-5%
California Dairy Renewable Natural Gas	14,730	13,037	1,693	13%
India Biodiesel	29,662	92,847	(63,185)	-68%
Total	$197,626	$267,640	$(70,014)	-26%

California Ethanol.   For the year ended December 31, 2025, the segment generated 75% of revenue from sales of ethanol, 20% from sales of WDG, and 5% from sales of corn oil, CDS, CO₂, and other sales. During the year ended December 31, 2025, plant production averaged 104% of the 55 million gallon per year nameplate capacity. During the year ended December 31, 2024, the segment generated 74% of revenue from sales of ethanol, 22% from sales of WDG, and 4% from sales of corn oil, CDS, CO₂, and other sales, with average of 110% nameplate capacity. Overall revenue decreased by 5% primarily because of a decrease in WDG sales volume at lower prices.

California Dairy Renewable Natural Gas. We continued to commission new digesters during 2025 and 2024 to increase RNG production and associated revenue. During the years ended December 31, 2025 and 2024, we produced and sold 399 thousand and 302 thousand MMBtu ("million British thermal units") of Renewable Natural Gas ("RNG") at an average price of $ 3.34 and $ 3.01 per MMBtu, respectively. During the years ended December 31, 2025 and 2024, we sold 3 million and 3 million D3 RINs at an average price of $2.50 and $3.04 per D3 RIN respectively. During the years ended December 31, 2025 and 2024, we sold 83 thousand and 52 thousand LCFS credits at an average price of $57.10  and $56.74 per credit, respectively.

India Biodiesel.  For the year ended December 31, 2025, the India Biodiesel segment generated 79% of revenue from sales of biodiesel and 21% from other sales, compared to 93% of sales from biodiesel and 7% from other sales during the year ended December 31, 2024. The decrease in revenues for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to a decrease in the sales volume of biodiesel by 53 thousand metric tons from 74 thousand metric tons in 2024, to 21 thousand metric tons in 2025. The decrease in revenues was primarily attributable to the delays in the India-government OMCs issuing new tenders and executing new purchase contracts. Indian OMCs slowed or paused new biodiesel contract execution in mid‑to‑late 2025 primarily due to administrative tender cancellations, very low supplier participation in early 2025 tenders, and broader structural challenges in India’s biodiesel program. Additionally, supplier participation decreased because of the change in pricing structure from cost-plus to fixed price.

Production Tax Credits

In 2025, the Company became eligible for earning and transferring Production Tax Credits ("PTCs") generated by the production and sale of RNG and fuel ethanol. We account for transferable PTCs by analogy to the grant model within International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. 45Z PTC operating income is based on production and dispensing of RNG and production and sale of ethanol. The following table represents each segment's PTC earnings during the year ended December 31, 2025, having demonstrated the eligibility and transferability metrics required, including prevailing wage considerations:

Fiscal Year Ended December 31 (in thousands)

			2025 vs 2024
	2025	2024	Inc/(dec)	% change

California Ethanol	$5,112	$-	$5,112	100%
California Dairy Renewable Natural Gas	5,243	-	5,243	100%
Total	$10,355	$-	$10,355	100%

Cost of Goods Sold

Cost of goods sold consists primarily of feedstock, energy, chemicals, direct costs (principally labor and labor-related costs) and overhead. Depending on the costs of these inputs in comparison to the sales price of our end products, our gross margins at any given time can vary from positive to negative. Overhead includes direct and indirect costs associated with plant operations, including the cost of repairs and maintenance, consumables, maintenance, on-site security, insurance, and depreciation.

Our corn feedstock for California Ethanol is provided by J.D. Heiskell. Title to the corn passes to us when the corn is deposited into our weigh bin and enters the production process. Our cost of feedstock is established by J.D Heiskell based on Iowa Group 3 pricing and includes rail transportation, local basis costs, and a handling fee paid to J.D. Heiskell. The credit term for the corn purchased from J.D. Heiskell is one day, netted from our product sales. Cost of goods sold also includes the cost of electricity and natural gas, chemicals, maintenance, direct labor, depreciation, and freight.

The feedstock for producing Renewable Natural Gas is supplied by dairy operators who lease us land and supply our digesters with their cow manure in liquid form. Our cost of feedstock is established by manure supply agreements based on the value of the environmental attributes and the number of cows at each dairy.

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

The following table shows Cost of Goods Sold:

Fiscal Year Ended December 31 (in thousands)

			2025 vs 2024
	2025	2024	Inc/(dec)	% change

California Ethanol	$168,004	$175,548	$(7,544)	-4%
California Dairy Renewable Natural Gas	10,347	7,642	2,705	35%
India Biodiesel	30,398	85,030	(54,632)	-64%
Total	$208,749	$268,220	$(59,471)	-22%

California Ethanol.  We ground 19 million bushels of corn at an average price of $ 6.22 per bushel during the year ended December 31, 2025, compared to 21 million bushels of corn at an average price of $ 6.21 per bushel during the year ended December 31, 2024. The slight decrease in cost of goods sold for the year ended December 31, 2025, is mainly due to the decrease in quantity of corn ground.

California Dairy Renewable Natural Gas. Cost of Goods Sold expenses relate to dairy manure payments, maintenance, and depreciation, which are increasing each year as more dairies are placed into production.

India Biodiesel.  The decrease in cost of goods sold during the year ended December 31, 2025, compared to December 31, 2024, was attributable to a decrease in the quantity of biodiesel feedstock used by 69%, from 75 thousand metric tons to 23 thousand metric tons, offset by a 35% increase in average feedstock cost.

Gross Profit (loss)

Fiscal Year Ended December 31 (in thousands)

			2025 vs 2024
	2025	2024	Inc/(dec)	% change

California Ethanol	$(9,658)	$(13,792)	$4,134	30%
California Dairy Renewable Natural Gas	9,626	5,395	4,231	78%
India Biodiesel	(736)	7,817	(8,553)	-109%
Total	$(768)	$(580)	$(188)	32%

California Ethanol. Gross loss decreased during the year ended December 31, 2025, primarily due to recognition of Production Tax Credit operating income, offset by lower WDG sales quantity and prices compared to the same period ending December 31, 2024.

California Dairy Renewable Natural Gas. Gross profit increased as we continued to ramp up RNG production by operating more dairies and earning 13% more revenues, while cost of goods sold increased by only 35%.

India Biodiesel. The gross loss in 2025 compared to gross profit in 2024 primarily reflects the decrease in biodiesel and glycerin sales during the year ended December 31, 2025.

Operating (income)/expense and non-operating (income)/expense

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facilities expenses, offset by sublease income. SG&A expenses as a percentage of revenue were 18% in the year ended December 31, 2025, compared to 15% in the year ended December 31, 2024. The increase in SG&A percentage was due to lower revenues during the year ended December 31, 2025. The decrease in SG&A expenses in the year ended December 31, 2025, was primarily due to a $5.6 million decrease in asset disposal loss, compensation, consulting, and administrative costs; $0.5 million increase in sublease income; offset by $2.8 million increase in insurance, penalties, supplies, and services.

			2025 vs 2024
	2025	2024	Inc/(dec)	% change
Selling, general and administrative expenses	$36,450	$39,836	$(3,386)	-8%
Other expense (income):
Interest expense
Interest rate expense	46,205	40,158	$6,047	15%
Debt related fees and amortization expense	6,707	6,463	244	4%
Accretion and other expenses of Series A preferred units	8,226	12,698	(4,472)	-35%
Other income	(2,608)	(1,366)	(1,242)	91%

Other income and expense consists primarily of interest and amortization expense attributable to our debt, accretion of biogas Series A preferred units, and $1.0 million extinguishment of expired liabilities that were originally recorded as estimates outside of our reportable segments.

The cost of debt includes fees and issuance of warrants as renewal fees. The fair value of stock and warrants issued as debt issuance costs are amortized as expenses, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. Interest expense and debt related fees and amortization increased in the year ended  December 31, 2025, due to higher debt balances. The decrease in accretion and other expenses of the Series A Preferred Units was due to amendments obtained at a lower effective interest rate, and payments applied to the Series A preferred units in 2025.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $4.9 million at December 31, 2025, of which $4.1 million was held in our North American entities and $0.8 million was held in our India entity. Our current ratio was 0.07 and 0.31, respectively, at December 31, 2025 and 2024.

Liquidity

Cash and cash equivalents, current assets, current liabilities, and debt at the end of each period were as follows (in thousands):

	As of
	December 31, 2025	December 31, 2024
Cash and cash equivalents	$4,894	$898
Current assets (including cash, cash equivalents, and deposits)	26,872	44,696
Current and long term liabilities (excluding all debt)	184,908	185,169
Current & long term debt	381,764	338,061

Our principal sources of liquidity have been cash provided by the sale of equity, operations, sale of tax credits, and borrowings under various debt arrangements, and we expect future available cash to come from similar sources.

We operate in a volatile market in which we have limited control over major components of input costs and product revenues. We are making investments in future facilities and facility upgrades that improve overall margins while lessening the impact of volatile markets. As such, we expect cash provided by operating activities to fluctuate in future periods primarily because of changes in the prices for corn, ethanol, WDG, DCO, CDS, biodiesel, waste fats and oils, glycerin, non-refined palm oil, natural gas, LCFS credits, and D3 RINs. To the extent that we experience periods in which the spread between ethanol prices and corn and energy costs narrow or the value of environmental attributes is reduced, we require additional working capital to fund operations.

The India Biodiesel segment utilized its receivables financing facility during the quarter to support short-term liquidity needs. The facility was fully repaid by year-end and remains available for future use. We believe this arrangement provides flexibility in managing cash flows while maintaining prudent risk oversight.

We are implementing several strategies to improve our cash flow from operations, as described in more detail in Note 18. Liquidity of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2025, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes equaled $247.2 million, currently all due on demand.

Third Eye Capital has provided a series of accommodating amendments to our debt facilities as described in further detail in Note 5. Debt, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. However, future amendments or accommodations will continue to be at the discretion of the lender. In the event our senior lender demands the debt within the next twelve months, we would likely not have sufficient cash to pay the debt unless we are able to obtain alternative financing.

Change in Working Capital and Cash Flows

The following table describes changes in current and long-term debt (in thousands) during the year ended December 31, 2025:

Increases to debt:
Accrued interest	$46,389
Maturity date extension fee and other fees	2,439
Subordinated debt extension fees	1,020
Change in debt issuance costs, net of amortization	1,313
Construction loan draw	1,228
Secured loans and working capital loan draw	24,308
TEC short term promissory notes	5,300
Construction loan short term borrowings	17,248
Equipment financing	51
Total Increases to debt		$99,296
Decreases to debt:
Principal, fees, and interest payments to senior lender	$(17,501)
Principal and interest payments to EB-5 promissory note	(90)
Payment and reclassification of EB-5 Promissory Note	(270)
Term loan payments	(15)
Construction and term loan payments	(5,256)
Secured loans and working capital loans payments	(29,768)
Payments on term loans for capital expenditures	(362)
Reclass to accounts payable for future payment	(2,331)
Total Decreases to debt		$(55,593)

Change in total debt		$43,703

Working capital changes reflect (i) a $13.8 million decrease in inventories primarily in raw materials and finished goods in India, (ii) a $1.3 million decrease in accounts receivable, primarily in India, (iii) a $0.3 million decrease in prepaid expenses, primarily in the ethanol segment, (iv) $12.3 million decrease in receivable from tax credit sales based on receipt of the amount due, (v) a $5.9 million increase in other current assets (vi) a $4.1 million increase in cash resulted from our North America and India segments operational and capital expenditure activities.

Cash provided by operating activities was $3.3 million, derived from a net loss of $77.0 million, non-cash changes of $29.9 million, and changes in operating assets and liabilities of $50.3 million. The non-cash changes primarily consisted of: (i) $6.7 million in amortization of debt issuance costs and other intangible assets plus an impairment on an intangible asset, (ii) $9.6 million in depreciation expenses, (iii) $6.0 million in stock-based compensation expense and stock issued for services, (iv) $8.2 million in preferred unit accretion and other expenses of Series A preferred units, and (v) $1.0 million on extinguishment of liabilities. Cash from operating assets and liabilities consisted primarily of a decrease in (i) accounts receivable of $1.3 million, (ii) inventories of $13.1 million, (iii) tax credit receivable of $12.3 million, (iv) an increase in other assets of $4.5 million, (v) an increase in accrued interest and fees of $30.8 million, and (vi) an increase in other liabilities of $4.6 million. This was partially offset by a decrease in accounts payable of $7.5 million.

Cash used by investing activities was $25.6 million, of which $15.0 million was used for capital projects in the Keyes Plant, $8.9 million was used for capital projects associated with production of Renewable Natural Gas, $0.7 million for capital projects at the Kakinada Plant, and $1.4 million related to all other capital projects. This was partially offset by grant proceeds of $0.4 million.

Cash provided by financing activities was $26.4 million, consisting primarily of $44.9 million proceeds from borrowings, $0.3 million from stock option exercises, and $28.1 million from issuance of common stock, offset by repayments of borrowings of $37.1 million, debt renewal and waiver fee payments of $1.3 million, and payments on finance leases of $0.2 million.

During 2025, we continued our at-the-market stock sales program, which allows us to sell newly issued shares of our common stock into the publicly traded markets. During the year ended December 31, 2025, we issued 14.0 million shares of common stock under the at-the-market stock sales program for net proceeds of $28.1 million net of commissions and offering related expenses.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2025.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. We believe that our most significant accounting estimate, defined as the estimate that we believe is the most important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain is liquidity, which considers our ability to secure financing to complete our projects in progress such as Biogas digesters and increase in pipeline, sustainable aviation fuel, and carbon sequestration.

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

Debt covenant forecast

Each period we assess our compliance with our senior lender's debt covenants for the given period by projecting debt and accrued interest balances for the following twelve months. For compliance with senior lender debt covenants, we rely on market value appraisals for which fair value is determined through various valuation techniques including discounted cash flow models, comparable market sales, and estimated replacement costs, often with a final value that reconciles one or more of these techniques. We also use significant judgment to determine whether future operation profits and transactions will be available to use towards debt payments; whether we will have the ability to generate and sell credits to third parties; and whether we will receive anticipated grant income in a timing which will support debt payments.

Recoverability of Our Long-Lived Assets

Our long-lived assets consist of property, plant, and equipment. We review long-lived asset groups for impairment triggers annually and whenever events or changes in circumstances indicate that the carrying amount of long-lived asset groups may not be recoverable. If we identify any event or circumstance that triggers an impairment assessment, we measure recoverability of assets to be held and used by comparing the carrying amount of an asset group to the estimated undiscounted future cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, we assess if the situation is more than temporary, and in the event the future cash flows are more than temporary we would record an impairment charge in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

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

Long-term assets are analyzed at the lowest level where the asset groups are expected to generate cash flow. We consider the lowest level asset group as one where the value of the asset becomes independent from the other assets and has the ability to operate on an independent basis, and results in a functional unit. We therefore group entities into the following functional reporting units: California ethanol segment, India biodiesel segment, California Renewable Natural Gas segment, California Sustainable Aviation Fuel plant under development, Goodland Energy Center LLC which consists of a partially completed dry-mill held for future use, and the Carbon Capture and Underground Sequestration asset group under development. For the years ended December 31, 2025 and 2024, no asset groups showed indicators of impairment, therefore no impairment test was performed for our Company’s long-lived assets.

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

AEMETIS, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aemetis, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 13, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

45Z Transferable Production Tax Credits

As described in Note 1 to the financial statements, the Company generates and recognizes tax credits associated with Section 45Z of the Internal Revenue Code for domestic clean fuel production. In accordance with IAS 20, the tax incentives are recognized when there is reasonable assurance the Company will comply with the provisions of the incentive and that the incentive will be received. The Company recognized production tax credit income of $5.2 million in the RNG segment, and $5.1 million in the Ethanol segment, net of estimated selling costs, within the statement of operations for the year ended December 31, 2025. The Company has $5.5 million of production tax credits included in other current assets on the balance sheet at December 31, 2025.

We identified the accounting for the transferable production tax credits as a critical audit matter because of the significant judgments management makes when determining how to account for the transferable production tax credits given the significant unusual nature of the credits, as well as when determining eligibility for and estimating the fair value of the tax credits. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately accounted for the tax credits, determined eligibility, and estimated fair value.

Our audit procedures related to the accounting for the transferable production tax credits included the following, among others:

●

We obtained an understanding of management's process and internal controls over management's determination of eligibility, valuation of, and accounting for tax credits and tested the operating effectiveness of the controls.

●	We obtained evidence of the facilities’ approved registrations as clean transportation fuel producers.

●	We compared production and sales volumes to internal production records and sales invoices.

●

We agreed the emissions rates to certifications provided by a qualified third-party certifier or, when certifications were not available, agreed inputs into the 45ZCF-GREET model to internal records and third-party invoices and validated mathematical accuracy.

●	We compared inputs used in the calculation to third party agreements related to the fair value of tax credits.

/s/ RSM US LLP

We have served as the Company's auditor since 2012.

Des Moines, Iowa

March 13, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aemetis, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Aemetis, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company and our report dated March 13, 2026 expressed an unqualified opinion.

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

/s/ RSM US LLP

Des Moines, Iowa

March 13, 2026

AEMETIS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2025 and 2024

(In thousands except for par value)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents ($3,154 and $0 respectively from VIE)	$4,894	$898
Accounts receivable ($81 and $57 respectively from VIE)	484	1,805
Inventories ($307 and $157 respectively from VIE)	11,627	25,442
Prepaid expenses ($38 and $85 respectively from VIE)	1,531	1,842
Tax credit sale receivable ($0 and $8,125 respectively from VIE)	-	12,300
Other current assets ($560 and $2 respectively from VIE)	8,336	2,409
Total current assets	26,872	44,696

Property, plant and equipment, net ($102,120 and $97,363 respectively from VIE)	219,717	199,392
Operating lease right-of-use ($1,058 and $648 respectively from VIE)	2,256	2,237
Other assets ($6,325 and $6,057 respectively from VIE)	10,996	12,977
Total assets	$259,841	$259,302

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($4,959 and $5,917 respectively from VIE)	$23,418	$33,139
Current portion of long-term debt ($1,077 and $1,004 respectively from VIE)	279,143	63,745
Short term borrowings ($300 and $290 respectively from VIE)	38,726	26,789
Other current liabilities ($387 and $1,920 respectively from VIE)	29,971	20,295
Total current liabilities	371,258	143,968
Long term liabilities:
Senior secured notes and revolving notes	-	169,826
EB-5 notes	16,000	21,500
Other long-term debt ($47,875 and $47,803 respectively from VIE)	47,895	56,201
Series A preferred units ($126,910 and $126,593 respectively from VIE)	126,910	126,593
Other long-term liabilities ($940 and $475 respectively from VIE)	4,609	5,142
Total long term liabilities	195,414	379,262

Stockholders' deficit:
Common stock, $0.001 par value; 80,000 authorized; 66,189 and 51,139 shares issued and outstanding each period, respectively	66	51
Additional paid-in capital	340,402	305,329
Accumulated deficit	(639,943)	(562,942)
Accumulated other comprehensive loss	(7,356)	(6,366)
Total stockholders' deficit	(306,831)	(263,928)
Total liabilities and stockholders' deficit	$259,841	$259,302

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED December 31, 2025 and 2024

(In thousands, except for earnings per share)

	Years ended December 31,
	2025	2024
Revenues	$197,626	$267,640
Production tax credits	10,355	-

Cost of goods sold	208,749	268,220
Gross loss	(768)	(580)

Selling, general and administrative expenses	36,450	39,836
Operating loss	(37,218)	(40,416)

Other expense (income):
Interest expense
Interest rate expense	46,205	40,158
Debt related fees and amortization expense	6,707	6,463
Accretion and other expenses of Series A preferred units	8,226	12,698
Other income	(2,608)	(1,366)
Loss before income taxes	(95,748)	(98,369)
Income tax benefit	(18,747)	(10,832)
Net loss	$(77,001)	$(87,537)

Other comprehensive loss
Foreign currency translation loss	(990)	(695)
Comprehensive loss	$(77,991)	$(88,232)

Net loss per common share
Basic	$(1.28)	$(1.91)
Diluted	$(1.28)	$(1.91)

Weighted average shares outstanding
Basic	59,982	45,902
Diluted	59,982	45,902

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2025 and 2024

(In thousands)

	Years ended December 31,
	2025	2024
Operating activities:
Net loss	$(77,001)	$(87,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	5,771	8,314
Stock issued for services	200	-
Depreciation	9,579	8,341
Bad debt expense	385	-
Intangibles and other amortization expense	46	46
Debt related fees and amortization expense	6,707	6,463
Accretion and other expenses of Series A preferred units	8,226	12,698
Gain (Loss) on asset disposals	(4)	3,702
Gain on debt/liability extinguishment	(1,007)	(162)
Loss on impairment of intangibles	43	-
Changes in operating assets and liabilities:
Accounts receivable	1,302	6,754
Inventories	13,115	(7,766)
Prepaid expenses	276	1,533
Tax credit sale receivable	12,300	(12,300)
Other assets	(4,537)	(2,839)
Accounts payable	(7,533)	(1,294)
Accrued interest expense and fees, net of interest paid	30,790	27,910
Other liabilities	4,605	3,208
Net cash provided by (used in) operating activities	3,263	(32,929)

Investing activities:
Capital expenditures	(26,002)	(20,254)
Grant proceeds received for capital expenditures	411	6,105
Net cash used in investing activities	(25,591)	(14,149)

Financing activities:
Proceeds from borrowings	44,926	19,461
Repayments of borrowings	(37,104)	(5,010)
Lender debt renewal and waiver fee payments	(1,307)	(1,441)
Payments on Series A preferred financing	(8,270)	-
Payments on finance leases	(168)	(179)
Proceeds from sales of common stock	28,075	31,750
Proceeds from the exercise of stock options	257	36
Net cash provided by financing activities	26,409	44,617

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(26)	12
Net change in cash and cash equivalents and restricted cash for period	4,055	(2,449)
Cash, cash equivalents, and restricted cash at beginning of period	3,831	6,280
Cash, cash equivalents, and restricted cash at end of period	7,886	3,831

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$13,853	$9,223
Income taxes paid	626	1,814
Supplemental disclosures of cash flow information, non-cash transactions:
Settlement of Accounts Payable via issuance of common stock	45	265
Subordinated debt extension fees added to debt	1,020	680
Fair value of warrants issued to subordinated debt holders	740	916
Lender debt extension, waiver, and other fees added to debt	1,883	695
Cumulative capital expenditures in accounts payable and accruals	8,345	11,152
Unpaid capital expenditures in construction financing	3,470	-

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2025 and 2024

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Deficit	Loss	Total

Balance at December 31, 2023	40,966	$41	$264,058	$(475,405)	$(5,671)	$(216,977)

Issuance of common stock	9,569	10	32,005	-	-	32,015
Stock options exercised	14	-	36	-	-	36
Stock-based compensation	364	-	8,314	-	-	8,314
Issuance and exercise of warrants	226	-	916	-	-	916
Foreign currency translation loss	-	-	-	-	(695)	(695)
Net loss	-	-	-	(87,537)	-	(87,537)
Balance at December 31, 2024	51,139	51	305,329	(562,942)	(6,366)	(263,928)

Issuance of common stock	13,989	15	28,060	-	-	28,075
Stock options exercised	340	-	257	-	-	257
Stock-based compensation	369	-	5,771	-	-	5,771
Issuance of common stock for services	126	-	245	-	-	245
Issuance and exercise of warrants	226	-	740	-	-	740
Foreign currency translation loss	-	-	-	-	(990)	(990)
Net loss	-	-	-	(77,001)	-	(77,001)
Balance at December 31, 2025	66,189	$66	340,402	$(639,943)	$(7,356)	$(306,831)

The accompanying notes are an integral part of the financial statements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

1. Nature of Activities and Summary of Significant Accounting Policies

Nature of Activities. These consolidated financial statements include the accounts of Aemetis, Inc., a Delaware corporation, and its subsidiaries (collectively, “Aemetis” or the “Company”).

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

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the operation, acquisition, development, and commercialization of innovative technologies to produce low and negative carbon intensity renewable fuels that lower fuel costs and reduce emissions. We do this by building a local circular bioeconomy using agricultural products and wastes to produce low carbon, advanced renewable fuels that reduce greenhouse gas ("GHG") emissions and improve air quality. Our current operations include:

► California Ethanol - We own and operate a 65 million gallon per year capacity ethanol production facility in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”), all of which are sold as animal feed to local dairies and feedlots. The Keyes Plant also produces and sells CO₂ captured from the fermentation process for the food, beverage, and other industries. We are implementing several energy efficiency initiatives at the Keyes Plant focused on reducing operating costs and lowering the carbon intensity of our ethanol to increase revenues and improve cash flow from operations.

► California Dairy Renewable Natural Gas - We produce Renewable Natural Gas ("RNG") in central California. Our facilities include twelve anaerobic digesters that produce biogas from dairy waste, a 36-mile biogas collection pipeline leading to a central RNG production facility, and a utility interconnection to inject the RNG into the natural gas pipeline for delivery to customers for use as transportation fuel. We are actively expanding our RNG production, with two additional digesters under construction, agreements with over fifty dairies, and environmental review completed for an additional 24 miles of biogas pipeline. We are also building our own RNG fuel dispensing station, which is planned to begin operating in 2026.

► India Biodiesel - We own and operate a plant in Kakinada, India ("Kakinada Plant") with a capacity to produce about 80 million gallons per year of high-quality distilled biodiesel from a variety of vegetable oil and animal waste feedstocks. The Kakinada plant is one of the largest biodiesel production facilities in India. The Kakinada Plant also distills the crude glycerin byproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

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

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Basis of Presentation and Consolidation. These consolidated financial statements include the accounts of Aemetis, Inc. and its subsidiaries. We consolidate all entities in which we have a controlling financial interest. A controlling financial interest is usually obtained through ownership of a majority of the voting interests. However, an enterprise must consolidate a variable interest entity (“VIE”) if the enterprise is the primary beneficiary of the VIE. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We consider Aemetis Biogas LLC ("ABGL") to be a VIE and, through the Company's ownership interest in all of the outstanding common units of ABGL, Aemetis, Inc. has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated in these financial statements.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Revenue Recognition. We derive revenue primarily from sales of ethanol and related coproducts in California Ethanol segment; renewable natural gas, D3 RINs, LCFS credits for the California Dairy Renewable Natural Gas segment; and biodiesel in the India Biodiesel segment. We assess the following criteria for each customer contract under ASC 606 guidance: (i) identify the contracts with customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when the entity satisfies the performance obligations.

Production Tax Credits. In 2025, the Company became eligible for earning and transferring Production Tax Credits ("PTCs") generated by the production and sale of RNG and fuel ethanol. We account for transferable PTCs by analogy to the grant model within International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. 45Z PTC credits are earned through production and dispensing of RNG and production and sale of ethanol and are recognized when earned as operating income in the Statement of Operations, and on the balance sheet as Other Current Assets. We recognized $5.2 million of 45Z PTCs in the RNG segment, and $5.1 million in the Ethanol segment, during the year ended December 31, 2025, having demonstrated the eligibility and transferability metrics required, including prevailing wage considerations. Treasury regulations may further define the scope of legislation, including guidance which may have a material impact on our estimates and would be reflected as a change in estimate in the period in which such guidance is received.

Cost of Goods Sold. Cost of goods sold includes those costs directly associated with the production of revenues, such as raw material consumed, factory overhead, and other direct production costs.

Shipping and Handling Costs. When incurred, shipping and handling costs are classified as a component of cost of goods sold in the accompanying consolidated statements of operations.

Accounts Receivable. The California Ethanol segment sells all of its products to J.D. Heiskell under the J.D. Heiskell Purchasing Agreement. The Renewable Natural Gas segment sells its products to various customers. The India Biodiesel segment sells biodiesel, glycerin, and processed natural oils to a variety of customers and may require advanced payment based on the size and creditworthiness of the customer. Accounts receivable mostly consist of product sales made to large creditworthy customers, most with various payment terms from 0-30 days. Trade accounts receivable are presented at original invoice amount, net of any allowance for credit losses.

We maintain an allowance for credit losses for balances that appear to have specific collection issues and estimates an allowance for expected credit losses. The collection process is based on the age of the invoice or agreement and requires attempted contacts with the third party at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a credit loss is recorded for the balance in question. Delinquent accounts receivables are charged against the allowance for credit losses once un-collectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the third party and the Company’s success in contacting and negotiating with the third party. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. As of December 31, 2025, the allowance for credit losses was $385 thousand.

Inventories. Finished goods, raw materials, and work-in-process inventories are valued using methods that approximate the lower of cost (first-in, first-out) or net realizable value ("NRV"). Distillers’ grains and related products are stated at NRV.  In the valuation of inventories, NRV is determined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We periodically review the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Other current assets. Other current assets contain restricted tax inputs and advances of $2.5 million by our India biodiesel segment, and PTC credit assets of $5.5 million, calculated as the credit earnings net of customer discount.

Property, Plant and Equipment. Property, plant, and equipment are carried at cost less accumulated depreciation after assets are placed in service and are comprised primarily of buildings, furniture, machinery, equipment, land, biogas dairy digesters, and the Keyes Plant, Goodland Plant, and Kakinada Plant. We depreciate capital assets over their estimated useful lives using the straight-line method.

We evaluate the recoverability of long-lived assets with finite lives in accordance with ASC Subtopic 360-10-35 Property Plant and Equipment –Subsequent Measurement, which requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of asset groups may not be recoverable. When events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, based on estimated undiscounted cash flows, the impairment loss would be measured as the difference between the carrying amount of the asset group and its estimated fair value. We have not recorded any impairment as of December 31, 2025 and 2024.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Investment Tax Credits. In the fourth quarter of 2024 and in the first and fourth quarters of 2025, we sold certain transferable Investment Tax Credits ("ITCs") to third-party purchasers that had been generated by the Company from its investments in the California Dairy Renewable Natural Gas ("RNG") segment and the Keyes Plant solar microgrid. We accounted for the ITC sales in accordance with ASC 740 by electing the flow-through method. For the years ended December 31, 2025 and 2024, the contractual net proceeds of the tax credits sales of $18.0 million and $12.3 million, respectively, are recorded as an income tax benefit.

Income Taxes. We recognize income taxes in accordance with ASC 740 Income Taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of enacted tax law. ASC 740 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets, which may not be realized. As of December 31, 2025 and 2024, we recorded a full valuation allowance against its U.S. federal and state net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.

In 2018, we adopted certain tax accounting policies related to the new global intangible low-taxed income (“GILTI”) provisions under the Tax Cuts and Jobs Act such that we: (1) account for all GILTI related book-tax differences as period costs and (2) use the Incremental Cash Tax Savings approach in evaluating its valuation allowance assessment related to the GILTI inclusion.

Basic and Diluted Net Income (Loss) per Share.  Basic net loss per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible debt, and warrants to the extent the impact is dilutive. We incurred a net loss for the years ended December 31, 2025 and 2024, so potentially dilutive securities have been excluded from the diluted net loss per share computations as their effect would be anti-dilutive.

The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of December 31, 2025 and 2024:

	As of
	December 31, 2025	December 31, 2024

Common stock options and warrants	9,208	7,731
Debt with conversion feature at $30 per share of common stock	1,164	1,153
Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	10,372	8,884

Comprehensive Loss. ASC 220 Comprehensive Income requires that an enterprise report, by major components and as a single total, the change in its net assets from non-owner sources. our other comprehensive loss and accumulated other comprehensive loss consists solely of cumulative currency translation adjustments resulting from the translation of the financial statements of our India subsidiary. The investment in this subsidiary is considered indefinitely invested overseas, and as a result, deferred income taxes are not recorded related to the currency translation adjustments.

Foreign Currency Translation/Transactions. Our India subsidiary operates in a local currency environment where the local currency is the functional currency used for transactions and accounting. Assets and liabilities of that subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date and the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Transactional gains and losses from foreign currency transactions are recorded in other (income) loss, net.

Fair Value of Financial Instruments. Our significant financial instruments with fair value considerations include current and non-current portion of subordinated debt, notes payable, Series A preferred units, and long-term debt.  Due to the unique terms of our notes payable and long-term debt and the financial condition of the Company, the fair value of the debt is not readily determinable. The fair value determined using level 3 inputs of all other current financial instruments is estimated to carrying value due to the short-term nature of these instruments.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Share Based Compensation. We recognize share-based compensation expense in accordance with ASC 718 Stock Compensation, which requires us to recognize expenses related to the estimated fair value of the Company’s share-based compensation awards over the vesting period, adjusted to reflect only those shares that are expected to vest.

Commitments and Contingencies. We record and/or disclose commitments and contingencies as they relate to existing conditions, situations, or sets of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.

Convertible Instruments.  We evaluate the impacts of convertible instruments based on the underlying conversion features. Convertible Instruments are evaluated for treatment as derivatives that could be bifurcated and recorded separately.

Debt Issuance Costs. We record debt issuance costs related to specific incremental costs directly attributable to issuing, modifying, or extending a debt instrument.  The debt issuance costs are reported as an adjustment to the carrying amount of the debt.  The debt issuance costs are amortized using the interest rate method over the life of the debt instrument.

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

Debt Modification Accounting. We evaluate amendments to its debt not accounted for as troubled debt restructuring in accordance with ASC 470-50 Debt – Modification and Extinguishments for modification and extinguishment accounting. This evaluation includes comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances where the net present value of future cash flows changes more than 10 percent, we apply extinguishment accounting and determines the fair value of its debt based on factors available to the Company, and if less than 10 percent, we apply modification accounting by amending the carrying value of debt and costs and amortizing over the remaining life of the loan.

Recent Accounting Pronouncements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 16: Income Taxes for additional information.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating ASU 2024-03 to determine the impact on our disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business entities, which provides additional guidance on transferable tax credits accounted by analogy as government grants. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, with early adoption permitted. We have evaluated the impact alongside our recognition of PTC earnings, and we will continue to monitor the future impact on the related disclosures.

There were no other recently issued and effective authoritative guidance that are expected to have a material impact on our Consolidated Financial Statements through the reporting date.

2. Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances at various financial institutions domestically and abroad. The Federal Deposit Insurance Corporation insures domestic cash accounts. Our accounts at these institutions may at times exceed federally insured limits. We have not experienced any such losses in cash accounts. Amounts included in restricted cash represent those required to be set aside by the AB1 and AB2 loan agreements, and will be released at times specified in each agreement.

The following table reconciles cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheet to the total of the same amounts shown in the statement of cash flows.

	As of
	December 31, 2025	December 31, 2024
Cash and cash equivalents	$4,894	$898
Restricted cash included in other current assets	2	31
Restricted cash included in other assets	2,990	2,902
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$7,886	$3,831

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

3. Inventories

Inventories consist of the following:

	As of
	December 31, 2025	December 31, 2024
Raw materials	$9,593	$12,529
Work-in-progress	1,402	1,683
Finished goods	632	11,230
Total inventories	$11,627	$25,442

As of December 31, 2025 and December 31, 2024, we recognized a lower of cost or net realizable value adjustment of $158 thousand and $112 thousand respectively, related to inventory.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	As of
	December 31, 2025	December 31, 2024
Land	$8,616	$8,642
Plant and buildings	200,008	182,724
Furniture and fixtures	3,036	2,686
Machinery and equipment	5,894	5,721
Construction in progress	57,043	46,201
Property held for development	15,431	15,431
Finance lease right of use assets	2,889	2,889
Total gross property, plant & equipment	292,917	264,294
Less accumulated depreciation	(73,200)	(64,902)
Total net property, plant & equipment	$219,717	$199,392

Interest capitalized in property, plant, and equipment was $ 4.1 million and $ 5.0 million for the years ended December 31, 2025 and 2024, respectively.

Construction in progress includes costs for biogas construction projects (dairy digesters, pipeline, and RNG fueling station), Riverbank projects (sustainable aviation fuel and renewable diesel plant and carbon sequestration well), and energy efficiency projects at the Keyes Plant. Property held for development is the partially completed Goodland Plant. Depreciation will begin for each project when the project is finalized and placed into service. Depreciation on the components of property, plant and equipment is calculated using the straight-line method to allocate their depreciable amounts over their estimated useful lives as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

We recorded depreciation expense of approximately $9.6 million and $8.3 million respectively, for the years ended December 31, 2025 and 2024.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

5. Debt

Debt consists of the following:

	December 31, 2025	December 31, 2024
Third Eye Capital term notes	$7,258	$7,212
Third Eye Capital revenue participation term notes	12,185	12,110
Third Eye Capital revolving credit facility	36,368	31,434
Third Eye Capital revolving notes Series B	85,430	68,476
Third Eye Capital acquisition term notes	26,934	26,788
Third Eye Capital Fuels revolving line	49,230	41,286
Third Eye Capital Carbon revolving line	29,763	26,302
Third Eye Capital Short term promissory note	-	2,006
Construction term loans	48,690	48,235
Cilion shareholder purchase obligation	7,463	7,242
Subordinated notes	21,065	19,391
EB-5 promissory notes	39,409	41,615
Working capital loans	-	5,102
Term loans on capital expenditures	563	862
Equipment financing	45	-
Short term construction funding	17,361	-
Total debt	381,764	338,061
Less current portion of debt	317,869	90,534
Total long term debt	$63,895	$247,527

Third Eye Capital Keyes Notes.  On July 6, 2012, Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), and Aemetis Facility Keyes, Inc. ("AFK") entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Third Eye Capital Corporation ("Third Eye Capital"). Pursuant to the Note Purchase Agreement, Third Eye Capital, as administrative agent on behalf of several noteholders, extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to notes (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. On May 16, 2023, we entered into a new Revolving Notes Series B agreement with Third Eye Capital related to certain existing principal under the Revolving Credit Facility and for subsequent principal increases. The Term Notes, Revolving Credit Facility, Revolving Notes Series B, Revenue Participation Term Notes, and Acquisition Term Notes are referred to herein collectively as the "Third Eye Capital Keyes Notes." The Third Eye Capital Keyes Notes have been amended several times, and the current key terms are as follows:

A.

Term Notes. The Term Notes accrue interest at 14% per annum and are due on demand. As of December 31, 2025, we had $7.3 million in principal and interest outstanding under the Term Notes and $19 thousand unamortized debt issuance costs.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at the prime rate plus 13.75% (20.50% as of December 31, 2025), payable monthly in arrears, and are due on demand. As of December 31, 2025, there was $36.5 million in principal, interest, and waiver fees outstanding under the Revolving Credit Facility and $0.1 million unamortized discount issuance costs.

C.	Revolving Notes Series B. The Revolving Notes Series B accrue interest at the prime rate plus 13.75% (20.50% as of December 31, 2025) payable monthly in arrears, and are due on demand. As of December 31, 2025, there was $85.7 million in principal, interest, and fees outstanding and $0.2 million unamortized debt issuance costs under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Notes accrue interest at 5% per annum and are due on demand. As of December 31, 2025, there was $12.2 million in principal and interest outstanding under the Revenue Participation Term Notes and $29 thousand unamortized discount issuance costs.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at the prime rate plus 10.75% (17.50% per annum as of December 31, 2025, and are due on demand. As of December 31, 2025, there was $19.5 million in principal and interest due, $7.5 million in outstanding redemption fees, and $75 thousand in unamortized discount issuances costs. Interest is not charged on the $7.5 million redemption fee.

F.	Short Term Promissory Notes. In December 31, 2025 and 2024 the Company borrowed an additional $5.3 million and $2 million, respectively, from Third Eye Capital and issued promissory notes with 20.5% interest payable. The company paid these notes in full using receipts from tax credit sales, and holds $0 debt outstanding on these notes as of December 31, 2025.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The Third Eye Capital Keyes Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. The terms of the Notes allow the lender to accelerate the maturity in the event of a default that could reasonably be expected to have a material adverse effect on the Company, such as any change in the business, operations, or financial condition. We have evaluated the likelihood of such an acceleration event and determined such an event to not be probable in the next twelve months. The notes allow interest to be added to the outstanding principal balance.  The notes are secured by first priority liens on all real and personal property of, assignment of proceeds from all government grants, and guarantees from our North American subsidiaries except for Aemetis Biogas LLC and its subsidiaries, and contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Chairman and CEO, provided a guaranty of payment and performance secured by all Company shares owned by McAfee Capital and additional assets, and Mr. McAfee has also provided a personal guaranty of up to $10 million plus a pledge of his ownership interest in several personal assets.

Third Eye Capital Fuels and Carbon Credit Facilities. On  March 2, 2022, Goodland Advanced Fuels, Inc. ("GAFI") and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital, as administrative agent and collateral agent, and the lender parties thereto that provides two credit lines with GAFI (the “Fuels Revolving Line”) and a second with ACCI (the “Carbon Revolving Line”). Loans received under the Fuels Revolving Line had an original maturity date of March 1, 2025, and accrued interest per annum at a rate equal to the greater of (i) the prime rate plus 6.00% and (ii) ten percent (10.0%). In March 2025, the Fuels Revolving Line was amended to remove the maturity date and make the note payable upon demand and to change the interest rate to the greater of (i) the prime rate plus 11.00% and (ii) fifteen percent (15.00%) (17.75% as of December 31, 2025). Loans received under the Carbon Revolving Line are also due on demand, effective December 2025, and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 4.00% and (ii) eight percent (8.0%) (10.75% per annum as of December 31, 2025). The Credit Agreement contains several affirmative and negative covenants and loans under the Credit Agreement are secured by first priority liens on all real and personal property of and guarantees from the Company's U.S. subsidiaries except for Aemetis Biogas LLC (and its subsidiaries). As of December 31, 2025, GAFI had principal and interest outstanding of $49.2 million classified as current debt. As of  December 31, 2025, ACCI had principal and interest outstanding of $30.0 million classified as current debt, and $0.2 million in unamortized debt issuance costs.

Cilion Purchase Obligation.  In connection with the merger between Aemetis Facility Keyes, Inc and Cilion, Inc. ("Cilion") on July 6, 2012, we incurred a $5.0 million payment obligation to Cilion shareholders ("Cilion Obligation") as merger compensation.  The liability accrues interest at 3% per annum. As of December 31, 2025, there was $7.5 million in principal and interest outstanding under the Cilion Obligation.

Subordinated Notes. On January 6 and January 9, 2012, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.4 million in notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months and the current maturity date is June 30, 2026. Upon maturity, the Subordinated Notes are renewable at our election for six-month periods with a fee of 10% of the original note amount added to the outstanding balance plus issuance of warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock at $0.01 per share with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until AAFK debts to  Third Eye Capital are paid in full. As of  December 31, 2025, and 2024, AAFK had, in aggregate, $21.6 million and $19.4 million in principal and interest outstanding, with $0.5 and $0.0 in unamortized discount costs, respectively, under the Subordinated Notes.

EB-5 promissory notes.  EB-5 is a U.S. government program authorized by the Immigration and Nationality Act that is designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company's subsidiary AE Advanced Fuels, Inc. ("AEAF") entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized by U.S. Citizenship and Immigration Services as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2 to 3%. The EB-5 Notes are convertible into Aemetis, Inc. common stock at a conversion price of $30 per share.  Advanced BioEnergy, LP received equity investments from foreign investors, and then Advanced BioEnergy, LP used the invested equity to make loans to AEAF. The EB-5 Notes are subordinated to the Company's senior secured debt to Third Eye Capital. On February 27, 2019, Advanced BioEnergy, LP, and AEAF entered into an Amendment to the EB-5 Notes that modified the stated maturity dates of the EB-5 Notes to provide automatic six-month extensions as long as the Advanced BioEnergy, LP investors’ immigration processes are in progress. Accordingly, notes derived from Advanced BioEnergy, LP equity provided by investors pending green card approval have been recognized as long-term debt while notes derived from Advanced BioEnergy, LP equity provided by investors who have obtained green card approval have been classified as current debt. As of  December 31, 2025 and 2024, $21.9 million and $17.1 million was classified as current debt, respectively, and $13.0 million and $17.5 million was classified as long-term debt, respectively.

In 2016, the Company launched its EB-5 Phase II funding (the "EB-5 Phase II Funding") and entered into certain Note Purchase Agreements with Advanced BioEnergy II, LP, a California limited partnership authorized to receive EB-5 equity funding investments. The Company's subsidiary Aemetis Advanced Products Keyes, Inc. received $4 million in loan funds from Advanced BioEnergy II, LP from 2018 to 2019. As of December 31, 2025 and 2024, $1.5 million and $0.4 million in principal and fees was outstanding and classified as current debt on the notes under the EB-5 Phase II funding, respectively, and $3.0 million and $4.0 million was classified as long-term debt, respectively.

In July 2024, in connection with the settlement of litigation initiated by a broker previously engaged by Advanced BioEnergy, LP, we entered into an agreement to pay the broker certain of its claimed fees. In April 2025, that broker initiated litigation against Aemetis, Inc. to collect $2.3 million (plus interest and fees) under the agreement. The liability previously accrued for the amount at issue in the litigation has been reclassified from debt as of December 31, 2024, to other current liabilities as of December 31, 2025.

India Biodiesel Secured and Unsecured Loans. On November 13, 2023, our subsidiary Universal Biofuels Private Limited ("UBPL") entered into a secured loan agreement with a trade partner in an amount not to exceed $3.3 million that is secured by the fixed and currents assets of the Kakinada Plant excluding accounts receivable from OMCs. On November 6, 2023, UBPL entered into a short-term loan agreement with a different trade partner in an amount not to exceed $1.27 million. Each loan bears interest at 18% that is payable monthly, and each loan draw is due to repay within 12 months of the drawdown date. As of December 31, 2025 and 2024, UBPL had outstanding balances of $0.0 million and $5.1 million, respectively, under these agreements.

UBPL maintains a factoring arrangement under which it leverages certain trade receivables to receive short-term funding from a third-party financial institution. UBPL retains the risk of nonpayment on the transferred receivables, so the arrangement does not meet the criteria for sale accounting under ASC 860, and we account for the funding as secured borrowing. Under this arrangement, UBPL receives cash advances that are recorded as debt, and the funds received are net of 8.1% interest which is recorded as interest expense. UBPL retains its accounts receivable balances in its balance sheet. During the year ended December 31, 2025, UBPL received a total of $23 million in draws in this agreement, net of 8.1% interest. As of both December 31, 2025 and 2024, there was no outstanding debt under this agreement.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Aemetis Biogas 1 LLC Term Loan. On  October 4, 2022, Aemetis Biogas 1 LLC ("AB1") entered into a Construction Loan Agreement (“AB1 Construction Loan”), pursuant to which the lender made available an aggregate principal amount of $25 million. Effective December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan") that is secured by all personal and real property of AB1.  It bears interest at a rate of 9.25% per annum, to be adjusted every five years to a rate equal to the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or the index floor. Other material terms of the loan include: (i) monthly payments of interest only beginning January 22, 2024, (ii) equal monthly payments of principal and interest beginning January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the entire unpaid principal and accrued interest is due. The AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of December 31, 2025 and December 31, 2024, AB1 had $23.9 million and $24.5 million in outstanding borrowings under this loan classified as long-term, respectively. As of both December 31, 2025 and 2024, AB1 had $0.6 million balance classified as current portion of long-term debt.

Aemetis Biogas 2 Construction and Term Loan. On July 28, 2023, Aemetis Biogas 2 LLC ("AB2") entered into a Construction and Term Loan Agreement (“AB2 Loan"), pursuant to which, the lender made available an aggregate principal amount not to exceed $25 million. The loan is secured by all personal and real property of AB2, and bears interest at 8.75% per annum, to be adjusted every five years equal to the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) monthly payments of interest only beginning August 15, 2023, (ii) equal monthly payments of principal and interest beginning August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the entire unpaid principal and accrued interest is due. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties and events of default customary for loan agreements of this nature. As of  December 31, 2025 and 2024, AB2 had $24.5 million and $23.5 million in outstanding borrowings under this loan classified as long-term, and $0.5 million and $0.4 million classified as current portion of long-term debt, respectively.  As of both December 31, 2025 and 2024, AB2 had $0.8 million balance of unamortized debt issuance costs under the AB2 Loan.

Jessup land acquisition notes. In connection with its acquisition of land in November 2024, Aemetis RNG Fuels 1 LLC ("RNG1") entered into two installment note agreements with private lenders totaling $840 thousand with interest payable monthly at 11.99% and maturity dates of December 1, 2026, and December 1, 2027. As of  December 31, 2025 and 2024, RNG1 owed $550 thousand and $840 thousand on these notes, respectively.

MVR construction financing. In connection with the construction of the MVR system, AAFK entered into a construction agreement whereby it will pay the contractor the contract price 60 days following completion of the project. The unpaid costs accrue interest at 7.75% until payment. As of December 31, 2025, the balance owed was $17.4 million, classified as short-term borrowings.

Maturity Date Schedule

The following table shows scheduled debt maturities for the Company's loan obligations by year:

Twelve months ended December 31,	Debt Repayments
2026	$317,869
2027	17,444
2028	1,270
2029	1,404
2030	1,538
Thereafter	42,990
Total debt	382,515
Debt issuance costs	(751)
Total debt, net of debt issuance costs	$381,764

6. Leases

The Company is a party to operating leases for our corporate office in Cupertino, modular offices, and laboratory facilities. We have also entered into several finance leases for mobile equipment and for the Riverbank Industrial Complex. These finance leases have a purchase option at the end of the term that we are reasonably certain we will exercise, so the leases are classified as finance leases. All of our leases have remaining term of one year to 13 years. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations as we incur the expenses.

We evaluate leases in accordance with ASC 842 – Lease Accounting. When discount rates implicit in leases cannot be readily determined, we use the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and to measure lease liabilities and right of use ("ROU") assets. The incremental borrowing rate we use is based on weighted average baseline rates commensurate with our secured borrowing rate, over a similar term. At each reporting period when there is a new lease initiated, the rates established for that quarter are used.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The components of lease expense and sublease income is as follows:

	Twelve Months Ended December 31,
	2025	2024
Operating lease cost
Operating lease expense	$780	$764
Short term lease expense	274	95
Variable lease expense	92	90
Total operating lease cost	$1,146	$949

Finance lease cost
Amortization of right-of-use assets	$111	$120
Interest on lease liabilities	368	345
Total finance lease cost	$479	$465

Cash paid for amounts included in the measurement of lease liabilities:

	Twelve Months Ended December 31,
	2025	2024
Operating cash flows used in operating leases	$860	$791
Operating cash flows used in finance leases	368	345
Financing cash flows used in finance leases	168	179

Supplemental non-cash flow information related to the operating ROU asset and lease liabilities for the year ended December 31, 2025 and 2024:

	Twelve Months Ended December 31,
	2025	2024
Operating leases
Accretion of the lease liability	$314	$327
Amortization of right-of-use assets	466	437

Weighted Average Remaining Lease Term
Operating leases (in years)	11.5	8.0
Finance leases (in years)	11.3	12.2

Weighted Average Discount Rate
Operating leases	12.6%	13.7%
Finance leases	13.3%	13.3%

Supplemental balance sheet information related to leases was as follows:

	As of
	December 31, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$2,256	$2,237

Current portion of operating lease liability	554	534
Long term operating lease liability	1,778	1,809
Total operating lease liabilities	2,332	2,343

Finance leases
Property and equipment, at cost	$2,889	$2,889
Accumulated depreciation	(460)	(349)
Property and equipment, net	2,429	2,540

Other current liability	251	244
Other long term liabilities	2,832	2,639
Total finance lease liabilities	3,083	2,883

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Maturities of lease liabilities are as follows:

Year Ended December 31,	Operating leases	Finance leases

2026	$803	$145
2027	753	145
2028	380	145
2029	107	145
2030	110	145
Thereafter	2,115	9,815
Total lease payments	4,268	10,540
Less imputed interest	(1,936)	(7,457)
Total lease liability	$2,332	$3,083

We act as sublessor in certain leasing arrangements, primarily related to land and buildings.  Fixed sublease payments received are recognized on a straight-line basis over the sublease term. Sublease income and head lease expense for these transactions are recognized on net basis on the consolidated financial statements. Sublease income is recorded within the Selling, general, and administrative expenses section of the Consolidated Statements of Operations and Comprehensive Loss.

The components of lease income for the years ended  December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024
Lease income	$2,705	$2,196

Future lease commitments to be received by the Company as of  December 31, 2025, are as follows:

Year ended December 31,
2026	$1,676
2027	1,685
2028	1,609
2029	1,598
2030	220
Thereafter	-
Total future lease commitments	$6,788

7. Aemetis Biogas LLC - Series A Preferred Financing and Variable Interest Entity

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

The Preferred Unit Purchase Agreement has been amended multiple times. In October 2025, ABGL entered into an agreement entitled Tenth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Tenth Amendment") with an effective date of August 31, 2025, that, among other provisions, extended the date by which ABGL is required to redeem all of the outstanding Series A Preferred Units to December 31, 2025, and changed the aggregate redemption price to $118.8 million, which included a $2 million incremental fee for the PUPA Tenth Amendment. The PUPA Tenth Amendment further provided that if ABGL did not redeem the Series A Preferred Units by the redemption date, ABGL would enter into a credit agreement with Protair-X and Third Eye Capital effective as of January 1, 2026, and maturing January 1, 2027, and specifies that entry into such credit agreement will satisfy the obligation to redeem the Series A Preferred Units. The credit agreement would bear an interest rate equal to the greater of (i) prime rate plus 10.0% and (ii) 16.0%. We evaluated this amendment in accordance with ASC 470 and applied troubled debt restructuring accounting, resulting in no gain or loss. In addition, consistent with ASC 470-60, we accreted the amount of principal and interest due using the effective interest method from the starting liability of the amendment to the amount that would be due as of the maturity date of the credit agreement. In December 2025 $6.1 million payment was applied to the PUPA redemption price using proceeds from the December tax credit sales. As of December 31, 2025 and 2024, the balance of Series A Preferred Unit liabilities was $126.9 million and $126.6 million, respectively.

In February 2026, ABGL entered into an agreement entitled Eleventh Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Eleventh Amendment") with an effective date of December 31, 2025, that, among other provisions, extends the date by which ABGL is required to redeem all of the outstanding Series A Preferred Units to April 30, 2026, and changes the aggregate redemption price to $114.7 million, which reflects the payment in December 2025 and includes a $2 million incremental fee for the PUPA Eleventh Amendment. The PUPA Eleventh Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair-X and Third Eye Capital effective as of May 1, 2026, and maturing May 1, 2027, in the form attached to the PUPA Eleventh Amendment, and specifies that entry into such credit agreement will satisfy the obligation to redeem the Series A Preferred Units. The credit agreement would bear an interest rate equal to the greater of (i) prime rate plus 10.0% and (ii) 16.0%.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement, we concluded that ABGL did not have enough equity to finance its activities without additional financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through our ownership interest in all of the outstanding common stock, its current ability to control the board of directors, the management fee paid to Aemetis and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. ABGL's total assets before intercompany eliminations as of  December 31, 2025, were $136.2 million which serve as collateral for the Series A Preferred Units.

8. Equity

Common Stock

As of December 31, 2025 and 2024, Aemetis, Inc. is authorized to issue 80 million shares of common stock, $0.001 par value per share. Effective February 18, 2026, we amended the Aemetis, Inc. Certificate of Incorporation to increase the number of authorized shares of common stock to 140 million.

Dividends

We have not declared or paid cash dividends on common stock. We currently expect to use future earnings to operate or expand our business and to reduce outstanding debt and therefore do not anticipate paying cash dividends in the foreseeable future. In addition, we currently have covenants in certain of our debt agreements that prohibit paying dividends without the consent of the applicable lender.

Preferred Stock

Aemetis, Inc. is authorized to issue up to 65 million shares of preferred stock, $0.001 par value per share. As of December 31, 2025 and 2024, Aemetis, Inc. has no outstanding shares of preferred stock.

Convertible Securities

The following table shows the number of shares of common stock that could be issued pursuant to outstanding convertible securities:

	As of
	December 31, 2025	December 31, 2024

Common stock options and warrants	9,208	7,731
Debt with conversion feature at $30 per share of common stock	1,164	1,153
Total number of potentially dilutive shares excluded from the diluted net (loss) per share calculation	10,372	8,884

9. Warrants to Purchase Common Stock

During 2025, Aemetis, Inc. issued warrants to two lenders exercisable for the purchase of 339,999 shares of common stock at an exercise price of $0.01 per share with a term of two years in connection with extensions of the lenders' notes. Some of these warrants were exercised within 2025 with a combination of cashless exercise and cash payments.

The following table summarizes warrant activity for the years ended  December 31, 2025 and 2024:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2023	530	$11.70	5.77
Granted	226	0.01
Exercised	(226)	0.01
Outstanding December 31, 2024	530	$11.70	4.78
Granted	339	0.01
Exercised	(226)	0.01
Expired	(45)	2.59
Outstanding December 31, 2025	598	$10.17	3.73

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The following table shows the weighted average fair value calculations for warrants granted based on the listed weighted average assumptions:

Description	For the year ended December 31,
	2025	2024
Dividend-yield	0%	0%
Risk-free interest rate	3.81%	4.50%
Expected volatility	89.31%	99.86%
Expected life (years)	2	2
Exercise price per share	$0.01	$0.01
Market value per share on grant date	$2.19	$4.05
Fair value per share on grant date	$2.18	$4.04

All of the above outstanding warrants are vested and exercisable as of December 31, 2025.

10. Stock-Based Compensation

2019 Stock Plan

The Aemetis, Inc. Amended and Restated 2019 Stock Plan (the “2019 Stock Plan”) allows our Board or delegated Board committee to grant Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards to employees, Directors, and consultants. The 2019 Stock Plan has a term of 10 years from the original approval date of April 25, 2019, and supersedes all prior stockholder approved plans with respect to new grants. Options issued under prior plans remain outstanding and exercisable according to their terms. The 2019 Stock Plan authorized a total pool of 4,558,621 shares as of July 1, 2021, including all outstanding option grants under all plans and all shares then available for issuance under the 2019 Stock Plan as of that date. Shares within this pool that expire or terminate unused become available for a subsequent grant. In addition, the number of shares available for issuance automatically increases on January 1 of each year by an amount equal to 4% of the sum of total common stock outstanding on January 1 and 2,541,823 shares.

Pursuant to the 2019 Stock Plan, we issued options to employees exercisable for   1.8 million shares of common stock during both years ended  December 31, 2025 and 2024, each with a 10-year term and 3-year vesting schedule. We issued 396 thousand shares and 428 thousand shares of restricted stock awards to Board members and officers during the years ended  December 31, 2025 and 2024, respectively, with a weighted average fair value on date of grant of $ 2.73 and $ 3.10 per share, respectively for those same time periods.  In 2025 and 2024, the common stock issuances included 28 thousand and 65 thousand shares issued to an executive and board members, respectively, to satisfy accrued payables due and  board fees due, and the cost for those shares is not included in stock-based compensation expense.

The following table summarizes activity under the 2019 Stock Plan during  2024 and 2025:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2023	456	5,526	$4.42
Authorized	1,740	-	-
Options granted	(1,776)	1,776	3.10
Common stock issued	(428)	-	-
Exercised	-	(15)	2.56
Forfeited/expired	86	(86)	6.89
Balance as of December 31, 2024	78	7,201	$4.06
Authorized	2,148	-	-
Options granted	(1,835)	1,835	2.73
Common stock issued	(396)	-	-
Exercised	-	(340)	0.76
Forfeited/expired	86	(86)	4.34
Balance as of December 31, 2025	81	8,610	$3.91

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The following table summarizes vested and unvested option awards outstanding as of December 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value[1]
2025
Vested and Exercisable	6,418	$4.26	5.89	$1,033
Unvested	2,192	2.88	8.63	-
Total	8,610	$3.91	6.59	$1,033

2024
Vested and Exercisable	5,245	$4.17	6.08	$4,021
Unvested	1,955	3.80	8.68	47
Total	7,201	$4.06	7.55	$4,068

Note 1: Intrinsic value based on the $1.39 and $2.69 closing price of Aemetis, Inc. common stock on December 31, 2025 and 2024 , respectively, as reported on the NASDAQ Exchange.

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

The weighted average fair value calculations for options granted during the years ended 2025 and   2024 are based on the following assumptions:

Description	For the year ended December 31,
	2025	2024
Dividend-yield	0%	0%
Risk-free interest rate	4.29%	3.93%
Expected volatility	113.50%	115.41%
Expected life (years)	5.81	5.81
Market value per share on grant date	$2.73	$3.10
Fair value per share on grant date	$2.31	$2.65

For the years ended December 31, 2025 and 2024, we recorded stock-based compensation expense in the amount of $5.8 million, and $8.3 million, respectively. As of December 31, 2025, we had $ 3.9 million of total unrecognized compensation expense for option issuance that we will amortize over the remaining vesting period of each individual option grant. The outstanding unvested options have a remaining weighted average vesting term of 1.7 years.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

11. Revenue and Accounts Receivable

California Ethanol: We sell most of our fuel ethanol segment products to J.D. Heiskell which sells them to third parties designated by us. We invoice J.D. Heiskell each business day with payment due upon invoicing, with no variable consideration, and no financing options. We record revenue as invoiced, which is when performance obligations have been met, and do not collect any advance payments for products at the ethanol segment, so there is no unearned revenue as of December 31, 2025. We also buy our corn feedstock from J.D. Heiskell.  Transaction prices for ethanol sales and corn purchases are based on daily market prices, and J.D. Heiskell pays us the net balance between ethanol and other product sales and our corn purchases. We record the full purchase cost as costs of goods sold. There are no significant obligations for returns, refunds, or warranties in the ethanol segment.

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

The following table shows our sales in California Ethanol by product category:

California Ethanol	For the Year Ended December 31,
	2025	2024
Ethanol sales	$115,830	$118,878
Wet distiller's grains sales	29,981	36,214
Other sales	7,423	6,664
	$153,234	$161,756

California Dairy Renewable Natural Gas: Our facilities as of  December 31, 2025 consist of twelve anaerobic digesters that process feedstock from dairies into biogas, a 36-mile collection pipeline leading to a central upgrading hub, and an interconnect to inject the gas into the utility natural gas pipeline for delivery to customers for use as transportation fuel.  We recognize revenue from gas sales concurrent with injection of gas into the pipeline, at which point our performance obligation has been met. In connection with dispensing the RNG, we also generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs"), and the California Low Carbon Fuel Standard credits ("LCFS"). We recognize revenue from sales of D3 RINs and LCFS credits at the time we sell the credits under ASC 606 guidance. We record a liability for unearned revenue on the limited occasions in which the renewable natural gas segment receives payment from customers prior to the performance obligations being fulfilled. As of  December 31, 2025 and 2024, we had $0 and $1.6 million as liabilities for unearned revenue, respectively, with the revenue for the 2024 balance recognized in January 2025 after the performance obligations were fulfilled.

Dairy Renewable Natural Gas	For the Year Ended December 31,
	2025	2024
Gas sales	$1,331	$907
LCFS credit sales	4,736	2,922
RIN sales	8,663	9,208
Total	$14,730	$13,037

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

The following table shows our sales in India by product category:

India Biodiesel	For the Year Ended December 31,
	2025	2024
Biodiesel sales	$23,511	$86,653
Other sales	6,151	6,194
	$29,662	$92,847

Accounts receivable for all segments represent invoicing for products with varying payment terms, but with no variable consideration or financing. The opening balance of accounts receivable for all segments as of January 1, 2024, was $8.6 million, and the closing balances as of December 31, 2025 and 2024, were $0.5 million and $1.8 million, respectively.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

12. Agreements

Working Capital Arrangement. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, AAFK procures whole yellow corn from J.D. Heiskell. AAFK has the ability to obtain grain from other sources subject to certain conditions; however, in the past all AAFK grain purchases have been from J.D. Heiskell. Title to and risk of loss of the corn pass to AAFK when the corn is deposited into the Keyes Plant weigh bin. Pursuant to a separate agreement entered in May 2023, J.D. Heiskell also purchases all of our ethanol, WDG, corn oil, and CDS and sells them to purchasers designated by us. We have designated Murex to purchase and market ethanol and A.L. Gilbert to purchase and market WDG and corn oil. Our relationships with J.D. Heiskell, Murex, and A.L. Gilbert are well established, and we believe that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching a widespread customer base, managing inventory, and providing working capital relationships.

The following table summarizes the J.D. Heiskell purchase and sales activity during the years ended December 31, 2025 and 2024:

	As of and for the twelve months ended December 31,
	2025	2024
Ethanol sales	$115,830	$116,236
Wet distiller's grains sales	29,981	36,214
Corn oil sales	6,531	5,671
CDS sales	57	103
Corn purchases	120,148	130,439
Accounts receivable	-	25
Accounts payable	46	-

Ethanol and Wet Distillers Grains Marketing Arrangement.

The agreements with J.D. Heiskell, Murex, and A.L. Gilbert include marketing and transportation services. For the years ended December 31, 2025 and 2024, we expensed marketing co sts of $2.4 million and $2.6 million, respectively, in connection with the marketing arrangements and these costs included in Selling, General, and Administrative expense.

For the year ended December 31, 2025, we expensed $4.6 million in transportation costs related to sales of ethanol and $5.4 million related to sales of WDG. For the year ended  December 31, 2024, we expensed $3.8 million in transportation costs related to sales of ethanol, and $6.0 million related to sales of WDG. Transportation costs are included in costs of goods sold.

Supply Trade Agreement. On  July 1, 2022, we entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) pursuant to which Gemini supplies the Company with feedstock up to a credit limit of $11.1 million with collateral interest in inventories, current assets, and fixed assets. If the Company fails to pay an invoice within the ten-day credit period, the outstanding balance bears interest at 18%. The agreement matures in July 2026, and either party can terminate the agreement by giving one month's notice in writing. As of December 31, 2025 and 2024, we had accounts payable of $0.0 million and $6.2 million, respectively, under this agreement.

Natural Gas Purchase Agreement. As of December 31, 2025, we have forward purchase agreement in place to buy approximately 3,700 thousand MMBtu of natural gas per day at a NYMEX index plus $1.08 through March 31, 2026. We elected to apply the normal purchases and normal sales scope exception under ASC 815, hence the natural gas purchased under this agreement is accounted for and included as cost of goods sold in our financial statements.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

13. Segment Information

Aemetis recognizes three reportable segments “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.”

The “California Ethanol” reportable segment includes our 65 million gallon per year ethanol plant in Keyes, California, and the adjacent land leased for the production of CO₂.

The “California Dairy Renewable Natural Gas” reportable segment includes the production and sale of Renewable Natural Gas and associated environmental attributes. It consists of anaerobic digesters located at dairies, a 36 mile biogas collection pipeline, a biogas upgrading hub that produces Renewable Natural Gas from biogas, a pipeline interconnect, and ongoing construction of additional digesters.

The “India Biodiesel” reportable segment includes our 80 million gallon per year biodiesel manufacturing plant in Kakinada India, and administrative offices in Hyderabad, India.

We have additional operating segments that we have determined to not be separately reportable segments, including our key projects under development which consists of sustainable aviation fuel and renewable diesel production in Riverbank and Carbon Capture and Underground Sequestration wells in California.  Additionally, our corporate offices, Goodland Plant in Kansas, Riverbank Industrial Complex management, and our research and development facility in Minnesota are included in the “All Other” category.

For all segments, our Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The CODM uses EBITDA to assess segment performance, as calculated in the tables below. The CODM manages and allocates resources to the operations of each segment. This enables the CEO to assess our overall level of available resources and determine how best to deploy these resources for capital expenditures and other strategic opportunities that are in line with our long-term strategic goals. The CODM is regularly provided with consolidated revenues and expense information or forecasted expense information for the applicable reportable segments. The CODM does not review total assets by segment for purposes of assessing segment performance and these are not included in the tables below. The CODM assesses segment operation levels and allocates operating expenses accordingly to each segment, as indicated in the totals below.

The following tables summarize financial information by reportable segment for the years ended December 31, 2025 and 2024:

	For the year ended December 31, 2025
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$153,234	$14,730	$29,662	$-	$197,626
Production Tax Credits	5,112	5,243	-	-	10,355
Gross profit (loss)	(9,658)	9,626	(736)	-	(768)

Net Income (Loss)	(48,894)	6,864	(2,758)	(32,213)	(77,001)
Interest expense including amortization of debt fees	33,744	3,988	771	14,409	52,912
Depreciation and amortization	4,292	4,250	782	301	9,625
Bad debt expense	-	385	-		385
Impairment of intangible asset	43	-	-	-	43
Accretion and other expenses of Series A preferred units	-	8,226	-	-	8,226
Stock-based compensation expense	-	-	-	5,771	5,771
Stock issued for services	-	-	-	200	200
Gain on extinguishment of liability	-	-	(1,007)	-	(1,007)
Gain on asset disposals	-	-	(4)	-	(4)
ITC credits monetized (reported within Income tax expense (benefit)	-	(18,034)	-	-	(18,034)
Income tax expense (benefit)	-	10	(734)	11	(713)
EBITDA	(10,815)	5,689	(2,950)	(11,521)	(19,597)

Capital expenditures	14,964	8,906	741	1,391	26,002
Total assets	71,861	113,643	21,486	52,851	259,841
Allocation of corporate overhead expenses to segments	(10,619)	(14,454)	(2,292)	27,365	-

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

	For the year ended December 31, 2024
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$161,756	$13,037	$92,847	$-	$267,640
Gross profit (loss)	(13,792)	5,395	7,817	-	(580)

Net Income (Loss)	(50,874)	(9,101)	4,348	(31,910)	(87,537)
Interest expense including amortization of debt fees	31,159	3,045	1,108	11,309	46,621
Depreciation and amortization	4,257	3,079	818	233	8,387
Accretion and other expenses of Series A preferred units	-	12,698	-	-	12,698
Stock-based compensation expense	-	-	-	8,314	8,314
Gain on extinguishment of debt	(162)	-	-	-	(162)
Loss on asset disposals	3,702	-	-	-	3,702
ITC credits monetized (reported within Income tax expense (benefit)	(4,150)	(8,124)	-	-	(12,274)
Income tax expense (benefit)	-	9	1,426	7	1,442
EBITDA	(16,068)	1,606	7,700	(12,047)	(18,809)

Capital expenditures	1,399	15,376	1,506	1,973	20,254
Total assets	56,628	112,441	37,587	52,646	259,302
Allocation of overhead expenses	(4,397)	(17,650)	(2,889)	24,936	-

California Ethanol: Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 99% and 98% of our California Ethanol segment revenues for the years ended December 31, 2025 and 2024, respectively.

California Dairy Renewable Natural Gas: Sales of renewable natural gas during the years ended  December 31, 2025 and 2024, were from sales to a single customer. We sold D3 RINs, LCFS credits, and PTCs to three other customers.

India Biodiesel: During the year ended  December 31, 2025, three biodiesel customers accounted for 34%, 23%, and 23% of our India Biodiesel segment revenues. During the year ended  December 31, 2024, three biodiesel customers accounted for 40%, 32% and 21% of our India Biodiesel segment revenues.

14. Grants Received

California Energy Commission Low-Carbon Fuel Production Program. We have been awarded $4.2 million in matching grants from the California Energy Commission Low-Carbon Fuel Production Program (“LCFPP”). The LCFPP grant reimburses us for costs to design, procure, and install processing facility to clean-up, measure and verify negative-carbon intensity dairy renewable natural gas fuel at the production facility in Keyes, California. We have received $4.2 million from the LCFPP as of  December 31, 2025, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, we recognized the grant as a reduction of costs in the period when payment is received.

California Department of Food and Agriculture Dairy Digester Research and Development Grant. In 2019, we were awarded $3.2 million in matching grants from the California Department of Food and Agriculture (“CDFA”) Dairy Digester Research and Development program. The CDFA grant reimburses us for costs required to permit and construct two of the Company’s biogas capture systems under contract with central California dairies. The Company received all the awarded grant proceeds as of the second quarter of 2021.

In  October 2020, we were awarded $7.8 million in matching grants from the CDFA Dairy Digester Research and Development program. The CDFA grant reimburses the Company for costs required to permit and construct six of the Company’s biogas capture systems under contract with central California dairies. The Company has received $6.8 million from the CDFA 2020 grant program as of December 31, 2025, as reimbursement for actual costs incurred. Due to the uncertainty associated with the approval process under the grant program, the Company recognized the grant as a reduction of costs in the period when payment is received.

California Energy Commission Low Carbon Advanced Ethanol Grant Program. In  May 2019, we were awarded the right to receive reimbursements from the California Energy Commission Community-Scale and Commercial-Scale Advanced Biofuels Production Facilities grant under the Alternative and Renewable Fuel and Vehicle Technology Program in an amount up to $5.0 million (the “CEC Reimbursement Program”) in connection with our expenditures toward the development of the Riverbank Cellulosic Ethanol Facility. To comply with the guidelines of the CEC Reimbursement Program, we must make a minimum of $7.9 million in matching contributions to the Riverbank project. We receive funds under the CEC Reimbursement Program for actual expenses incurred up to $5.0 million as long as we make the minimum matching contribution. Given that we did not make the minimum matching contribution, the California Energy Commission did not extend the due date and would not move forward with this grant program. We are repaying the funded grant, and as of  December 31, 2025. we hold a current liability of $0.7 million representing the remaining payments to be made in 2026.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

California Energy Commission Grant for Solar Microgrid, DSC and Battery Backup System. Aemetis Advanced Fuels Keyes (“AAFK”) has been awarded an $8.0 million grant to design, construct and commission a grid-connected 1.56 MW photovoltaic microgrid and 1.25MW/2.5MWh Battery Energy Storage System integrated with an artificial intelligence-driven distributed control system ("DCS"). We have made the required $1.6 million in grant matching contributions. AAFK received $5.9 million in grant funds from this program as reimbursement for actual expenditures incurred through December 31, 2025. Due to the uncertainty associated with the approval process under the grant program, we recognize the grant as a reduction of costs in the period when payment is received.

California Department of Forestry and Fire Protection Grant. Our SAF segment entity has been awarded $2 million in matching grants from the CAL FIRE Business and Workforce Development Grant Program (“CAL Fire”) in  May 2022, and the program expires on March 31, 2026. This CAL Fire grant program reimburses the entity for costs to design, construct, and commission a 2 million gallon per year cellulosic ethanol facility that will convert conifer biomass from forested regions of the Sierra Nevada into an ultra‐low carbon biofuel derived from 100% forest biomass (“CAL Fire Conversion Program”). We must contribute $5.8 million in cost share contributions to the project to receive grant proceeds. We have received no grant funds from the CAL Fire Conversion Program as reimbursement for actual costs through December 31, 2025.

California Department of Forestry and Fire Protection Grant. Our SAF segment entity has been awarded $500 thousand in grants from CAL Fire in  May 2022 and the program expired on March 31, 2025. This CAL Fire grant program reimburses the entity for costs to advance a new‐to‐the world technology that circumvents current limitations surrounding the extraction of cellulosic sugars by pioneering a novel route for deconstructing woody biomass using ionic liquids (“CAL Fire Extraction Program”). We received no grant funds from the CAL Fire Extraction Program as reimbursement for actual costs through  December 31, 2025.

U.S. Forest Service Community Wood Grant. Our SAF segment entity has been awarded $642 thousand in matching grants from the U.S Forest Service Wood Innovations Program (“USFS”) in  May 2022 and the program expires August 23, 2027. The USFS grant program reimburses the entity for costs to design, construct, and commission a plant to produce cellulosic ethanol using preliminary research and development in partnership with the Joint Bioenergy Institute ("JBEI"). USFS grant funds will be used to complete the FEL-3 design phase of the entire process, construct a biomass pretreatment unit to extract sugars at the Aemetis Riverbank site and ferment sugars into ethanol at the Keyes Plant. We must contribute $2.4 million in cost share contributions to the project to receive grant proceeds. AAPK has received no grant funds from the USFS grant program as reimbursement for actual costs through  December 31, 2025

California Energy Commission Grant for Mechanical Vapor Recompression System. Our Ethanol segment entity has been awarded a $6.0 million grant to design, construct and commission a mechanical vapor recompression ("MVR") system. The additional evaporation stages will eliminate natural gas consumption and related greenhouse gas emissions in the evaporation portion of the process by installing metering equipment and software to monitor and optimize the plant’s energy consumption. The MVR system will compress vapor to a higher pressure and temperature so that it can be recycled multiple times as steam heat in the evaporation process, which will dramatically reduce natural gas use. The grant requires $5.3 million in matching contributions. We have received $4 million from this program as reimbursement for actual expenditures incurred through  December 31, 2025. Due to the uncertainty associated with the approval process under the grant program, we will recognize future grant proceeds received as a reduction of costs in the period when payment is received.

Pacific Gas and Electric SEM Manufacturer’s Incentive Program. Since entering the SEM program in 2019, AAFK has been awarded $1.1 million in potential benefits through incentive payments and reduced utility costs. Aemetis has installed energy efficient equipment throughout the Keyes facility as a requirement, and Third-Party consultants verify natural gas reductions for PG&E. To date, we have received $599 thousand in direct incentive payments, and the remaining amount is expected to be realized in utility cost savings.

15. Related Party Transactions

We owe Eric McAfee, our Chairman and CEO, and McAfee Capital, owned by Eric McAfee, $1.6 million in connection with employment agreements, bonus awards, expense reimbursements, and guarantee fees in connection with Mr. McAfee's and McAfee Capital's guarantees of the Company's indebtedness with Third Eye Capital as of December 31, 2025.

16. Income Tax

We file a consolidated federal income tax return including all its domestic subsidiaries except for Aemetis Biogas LLC (and its subsidiaries), which files its own returns. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its subsidiaries.

Components of tax expense consist of the following:

	2025	2024
Current:
Federal	$(18,034)	$(12,276)
State and Local	21	18
Foreign	235	1,467
	(17,778)	(10,791)

Deferred:
Foreign	(969)	(41)
Income tax benefit	$(18,747)	$(10,832)

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

U.S. loss and foreign income (loss) before income taxes are as follows:

	Year Ended December 31,
	2025	2024

United States	$(93,262)	$(104,143)
Foreign	(2,486)	5,774
Pretax loss	$(95,748)	$(98,369)

The table below provides the updated requirements of ASU 2023-09 for our effective tax rate for the year ended December 31, 2025.

	Year Ended December 31, 2025
	Amount	Percent
Tax at Federal Statutory Rate	$(20,107)	21.00%
State and local income tax, net of federal (national) income tax effect *	16	-0.02%
Foreign tax effects	(213)	0.22%
Effect of cross-border tax laws	-	0.00%
Tax credits
Sale of Section 48 Energy Tax Credits	(18,034)	18.83%
R&D Tax Credit	(18)	0.02%
Changes in valuation allowances	18,890	-19.73%
Nontaxable or nondeductible items
Tax free income - Sale of tax credits	(2,175)	2.27%
Federal Fixed Asset Tax Basis Reduction - Tax Credits	1,293	-1.35%
Stock Compensation	338	-0.35%
Other non-deductible expenses	351	-0.37%

Changes in unrecognized tax benefits	-	0.00%
Other adjustments	912	-0.94%

Provision (Benefit) for Income Taxes	(18,747)	19.58%

*California makes up the majority of state tax expense in this category

As previously disclosed, our income tax benefit for the year ended  December 31, 2024, prior to the adoption of ASU 2023-09, differs from the amounts computed by applying the statutory U.S. federal income tax rate (21%) to loss before income taxes as a result of the following:

December 31, 2024
Income tax benefit at the federal statutory rate	$(20,658)
State tax benefit	(16,360)
Sale of tax credits	(12,276)
Foreign tax differential	214
Stock-based compensation	629
Interest Expense	92
Prior year true-ups	5,143
Other	38
Credits	(2,597)
Valuation Allowance	34,943
Income Tax Benefit	(10,832)
Effective Tax Rate	11.01%

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The components of the net deferred tax asset or (liability) are as follows:

	Year Ended December 31,
	2025	2024
Deferred Tax Assets
Organizational Costs, Start-up and Intangible Assets	$6,028	$13,998
Stock Based Compensation	2,373	2,003
NOLs, Unabsorbed Depreciation and R&D Credits C/F's	126,110	96,990
Interest expense carryover	45,324	36,867
Ethanol Credits	1,500	1,500
Investment Credits	3,393	3,393
Carbon Oxide Sequestration Credit	9,277	9,277
Accrued Expenses	5,431	3,581
Operating Lease Liability	1,521	1,342
Fixed Asset Grants	5,099	5,226
Other, net	896	512
Total Deferred Tax Assets	206,952	174,689
Valuation Allowance	(195,212)	(170,298)
Net Deferred Tax Assets	11,740	4,391

Deferred Tax Liabilities
Right of Use Asset	(1,316)	(1,211)
Property, Plant & Equipment	(10,149)	(3,874)
Total Deferred Tax Liabilities	(11,465)	(5,085)
Net Deferred Tax Assets (Liabilities)	$275	$(694)

Based on our evaluation of current and anticipated future taxable income, we believe it is more likely than not that insufficient taxable income will be generated to realize the net deferred tax assets, and accordingly, a valuation allowance has been set against these net deferred tax assets. The $0.3 million deferred tax asset is recorded in other assets on the balance sheet.

We do not provide for U.S. income taxes for any undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries and have a cumulative foreign loss. At December 31, 2025 and 2024, these undistributed earnings totaled $3.6 million and $6.5 million, respectively. If any earnings were distributed, some countries may impose withholding taxes. However, due to our overall deficit in foreign cumulative earnings and its U.S. loss position, we do not believe a material net unrecognized U.S. deferred tax liability exists.

ASC 740 Income Taxes provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized. This determination requires a high degree of judgment and estimation. We periodically analyze and adjust amounts recorded for the Company’s uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts. The Company does not reasonably expect the total amount of uncertain tax positions to significantly increase or decrease within the next 12 months. As of December 31, 2025, our uncertain tax positions were not significant for income tax purposes.

The following table describes the open tax years, by major tax jurisdiction, as of December 31, 2025:

United States — Federal	2007 – present
United States — State	2008 – present
India	2013 – present
Mauritius	2006 – present

As of December 31, 2025, the Company had U.S. federal NOL carryforwards of approximately $413.0 million and state NOL carryforwards of approximately $538.0 million. As of December 31, 2025, the federal NOLs of $188.0 million and the state NOLs of $538.0 million expire on various dates between 2027 and 2042. Due to the 2017 U.S. Tax Reform, U.S. federal NOLs post 2017 in the amount of $225.0 million have no expiration date.

We have approximately $1.5 million of alcohol and cellulosic biofuel credit carryforwards and investment credits of $3.4 million. We have $9.3 million of carbon oxide sequestration credit carryforwards and $0.3 million of R&D tax credit carryforwards. The federal net operating loss and other tax credit carryforwards expire on various dates between 2027 and 2043. The state net operating loss carryforwards expire on various dates between 2027 through 2042. Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by US statute regarding net operating loss carryovers and timing of expirations or upon the occurrence of certain events, including significant changes in ownership interests. As of December 31, 2025, our India subsidiary had no loss carryforwards.

AEMETIS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular data in thousands, except par value and per share data)

The amount of cash we received/(paid) for tax during the year ended December 31, 2025, is as follows:

U.S. Federal (see Note A)	$22,911
State and local - CA	(19)
Foreign	(607)
Received/(Paid)	$22,285

Note A - Includes cash receipts of $22,911 related to the sale of transferable tax credits.

17. Subsequent Events

PUPA Extension

On February 2, 2026, ABGL entered into an agreement entitled Eleventh Waiver and Amendment to Series A Preferred Unit Purchase Agreement (“PUPA Eleventh Amendment") with an Effective Date of December 31, 2025, that provides, among other provisions, the requirement for ABGL to redeem all of the outstanding Series A Preferred Units by April 30, 2026, for an aggregate redemption price of $114.7 million. The PUPA Eleventh Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair-X Technologies Inc. and Third Eye Capital effective as of May 1, 2026, and maturing May 1, 2027, in substantially the form attached to the PUPA Eleventh Amendment and specifies that entry of the credit agreement will satisfy the obligation to redeem the units. The credit agreement would bear an interest rate equal to the greater of (i) the prime rate plus 10.0% and (ii) 16.0%.

TEC Debt Amendments

On March 10, 2026, Goodland Advanced Fuels, Inc. and Aemetis Carbon Capture, Inc. entered into an agreement entitled "Amendment and Waiver No. 8 to Credit Agreement" with Third Eye Capital Corporation to amend the existing Amended and Restated Credit Agreement to (i) replace the Carbon Revolving Line maturity date of April 1, 2026 with a new provision that makes the Carbon Revolving Line due on demand of the lender, and (ii) changes the interest rate for the Carbon Revolving Line to the greater of prime plus 9% or 13%. The Amendment is attached as Exhibit 10.62, and this summary description is qualified by the text of the attached Exhibit 10.62.

On March 10, 2026, Aemetis Advanced Fuels Keyes, Inc. and Aemetis Facility Keyes, Inc. entered into an agreement entitled "Amendment and Waiver No. 31 to Amended and Restated Note Purchase Agreement" with Third Eye Capital Corporation to amend the existing Amended and Restated Note Purchase Agreement to replace the maturity dates of the California Ethanol segment debt agreements with a new provision that makes each loan due on demand of the lender. The Amendment is attached as Exhibit 10.63, and this summary description is qualified by the text of the attached Exhibit 10.63.

18.  Liquidity

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. This approach to presentation is qualified by the following additional descriptions of our financial position.

Debt

We have a substantial amount of accumulated debt, and our senior lender has a security interest in substantially all of our assets. We have been reliant on our senior secured lender to provide extensions to the maturity dates of its debt facilities and have been required to remit substantially all excess cash from tax credit sales as payments of that debt, in addition to other periodic payments. In order to meet our obligations during the next twelve months, we will need to refinance debt with our senior lender for amounts which are due on demand in the next twelve months or receive its continued cooperation.

Operational Cash Flows

We do not currently generate positive cash flow from our consolidated operations. We are pursuing the following strategies to improve liquidity:

California Ethanol

Optimize Operations. We plan to continue to operate the Keyes Plant and to optimize operating parameters and purchase contracts based on market conditions.

Reduce Natural Gas Use and Reduce Ethanol Carbon Intensity. We are constructing a Mechanical Vapor Recompression ("MVR") system that will significantly reduce the Keyes Plant's natural gas consumption and lower the carbon intensity of the ethanol produced at the Keyes Plant. This will reduce overall fuel costs and volatility and will increase income from LCFS credits and Section 45Z production tax credits. The MVR system is expected to become operational in 2026.

Monetize New Section 45Z Tax Credits. The Keyes Plant started earning Section 45Z production tax credits ("PTCs") effective January 1, 2025, and we have started the process to monetize the credits earned during 2025. The recent federal tax and budget legislation referred to as the "One Big Beautiful Bill" that was enacted in July 2025 contains provisions that are expected to increase our future income from PTCs for ethanol production, including an increase in the credit amount earned for each gallon of ethanol we produce and an extension of the term of the credits to a total of five years.

Evaluate New Technologies.  We continue to evaluate other opportunities to improve the Keyes Plant's financial performance by adopting new technologies or process changes that further improve energy efficiency, decrease feedstock costs, increase coproduct yields, and create other margin enhancements.

California Renewable Natural Gas

Operate Existing Digesters.  By the end of 2025 the RNG segment operated twelve operating digesters that receive feedstock from dairies, and we received the correspondingly higher cash flows from the increased number of operating facilities, creating positive EBITDA for this segment during 2025.

Construct New Digesters.  We plan to continue to build new dairy digesters that increase cash flow as allowed by capital availability. We have agreements with over fifty dairies and expect the next set of digesters to begin producing biogas in the second quarter of 2026. We are seeking new loans and other forms of financing from a variety of sources to facilitate additional digester construction.

Increase LCFS Credit Revenue.  In the second quarter of 2025, the California Air Resource Board ("CARB") approved provisional pathways for the RNG produced from seven of our dairy digesters. Dairies with approved provisional LCFS pathways generate significantly more LCFS credits than dairies with temporary pathways. We still generate LCFS credits under the lower temporary pathways at five operating digesters that have applications for provisional pathways pending with CARB. In addition, CARB's recently approved amendments to the LCFS regulation became effective July 1, 2025, which are expected to reduce the oversupply of LCFS credits and lead to higher credit prices in the future.

Monetize New Section 45Z Tax Credits.  Our RNG production started earning Section 45Z production tax credits effective January 1, 2025. We monetized the 2025 credits in December 2025 and January 2026, and are planning to continue to monetize 2026 and later credits on a regular basis. The recent federal tax and budget legislation referred to as the "One Big Beautiful Bill" that was enacted in July 2025 contains provisions that are expected to increase our future income from Section 45Z tax credits for RNG production, including an increase in the credit amount earned for each MMBtu of RNG we produce and an extension of the term of the credits to a total of five years.

India Biodiesel

Continue Sales to OMCs. We plan to continue to operate the Kakinada Plant to produce biodiesel and glycerin and to sell the biodiesel to government-owned Oil Marketing Companies ("OMCs") to help them achieve government mandates to increase the percentage of biodiesel used in India as a percentage of total diesel uses.

Expand Operations and Plan for IPO. We have hired a new executive team in India to help develop plans for additional growth of our India business and to execute on a potential initial public offering ("IPO") of stock in our India subsidiary.

Maintain Self-Sustaining Cash Flow. Our India business has been self-sustaining in recent years from a cash and liquidity perspective for several years, and we expect this to continue.

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

Summary

Notwithstanding our plans to improve liquidity and the favorable recent events described above, based on the extent of our debt and reliance on our senior secured lender, along with expected near-term shortfalls in cash flow from operations and need to continue to raise debt and equity capital which is outside our control, there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2025.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that, the material weaknesses over financial reporting as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 have been remediated. The IT general controls along with internal controls over financial reporting were strengthened and concluded to be effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission - 2013. Based on the results of management’s assessment and evaluation we have determined that our internal control over financial reporting was effective. We have concluded that our consolidated financial statements fairly present, in all material respects, our financial condition, results of operations, and cash flows at and for the periods presented.

Changes in Internal Control over Financial Reporting

Discussed below are changes made to our internal control over financial reporting during the year ended December 31, 2025.

In the year ending December 31, 2024, we had the following material weaknesses:

1.	Not maintaining sufficient information and documentation related to the performance of our technology general controls (ITGCs). During 2024 we identified four instances of controls with reportable issues. As a result of the pervasive impact of these controls, automated and manual business process controls that are dependent on ITGCs were also deemed ineffective. The testing in the fourth quarter of 2024 indicated that the controls were adequately remediated, and with a successful evaluation of control operating effectiveness of these controls during 2025, we fully remediated this material weakness.
2.	As a result of recent growth, our India Biodiesel segment, was included in the scope of our internal control evaluation. Through testing, we determined the business unit did not consistently maintain sufficient documentation to evidence the performance, review and authorization of controls. As a result of these deficiencies, we concluded that controls at the business unit were ineffective. We implemented process and system improvements to the India accounting program during 2025, and as of December 31, 2025 we concluded that the controls over financial reporting were effective.

In 2025, we enhanced the accounting and finance function through the training of team members, improving oversight and documentation of ITGC control procedures, and leveraging additional review and documentation tools across all subsidiaries.

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

Item 9B.  Other Information.

(a) Current Reports

Item 1.01 Entry into a Material Definitive Agreement.

On March 10, 2026, Goodland Advanced Fuels, Inc. and Aemetis Carbon Capture, Inc. entered into an agreement entitled "Amendment and Waiver No. 8 to Credit Agreement" with Third Eye Capital Corporation to amend the existing Amended and Restated Credit Agreement to (i) replace the Carbon Revolving Line maturity date of April 1, 2026 with a new provision that makes the Carbon Revolving Line due on demand of the lender, and (ii) changes the interest rate for the Carbon Revolving Line to the greater of prime plus 9% or 13%. The Amendment is attached as Exhibit 10.62 to this Form 10-K and is also described in the notes to the Financial Statements in Item 8 of this Form 10-K under Note 5. Debt and Note 15 Subsequent Events. This description is a summary only and is qualified by the text of the attached Exhibit 10.62.

On March 10, 2026, Aemetis Advanced Fuels Keyes, Inc. and Aemetis Facility Keyes, Inc. entered into an agreement entitled "Amendment and Waiver No. 31 to Amended and Restated Note Purchase Agreement" with Third Eye Capital Corporation to amend the existing Amended and Restated Note Purchase Agreement to replace the maturity dates of the California Ethanol segment debt agreements with a new provision that makes each loan due on demand of the lender. The Amendment is attached as Exhibit 10.63 to this Form 10-K and is also described in the notes to the Financial Statements in Item 8 of this Form 10-K under Note 5. Debt and Note 15 Subsequent Events. This description is a summary only and is qualified by the text of the attached Exhibit 10.63.

(b) Adoption and Termination of Rule 10b5-1 Stock Trading Plans by Officers and Directors

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Governance.

The information required by this Item 10 will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.

PART IV

Item 15.  Exhibit and Financial Statement Schedules.

(a) Financial Statements

The following consolidated financial statements are included in this Annual Report:

●	Report of Independent Registered Public Accounting Firm (PCAOB ID 49)
●	Consolidated Balance Sheets
●	Consolidated Statements of Operations and Comprehensive Loss
●	Consolidated Statements of Cash Flows
●	Consolidated Statements of Stockholders’ Deficit
●	Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or are not required, or because the information is included in the Consolidated Financial Statements or notes thereto under Item 8 in Part II of this Form 10-K.

(c) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3(i)	Certificate of Incorporation	8-K	001-36475	3.1	Nov. 2, 2021
3(ii)	Amendment to Certificate of Incorporation	8-K	001-36475	3.1	Feb. 19, 2026
3(iii)	Amended and Restated Bylaws	8-K	001-36475	3.1	Aug. 30, 2023
4	Description of Registered Securities	8-A/A	001-36475		Nov. 10, 2021
10.1	Amended and Restated 2019 Stock Plan	DEF14A	001-36475	Appendix A	July 23, 2021
10.2	Executive Employment Agreement, dated April 25, 2020, with Eric A. McAfee	8-K	001-36475	10.1	Apr. 28, 2020
10.3	Executive Employment Agreement, dated April 25, 2020, with Todd Waltz	8-K	001-36475	10.2	Apr. 28, 2020
10.4	Executive Employment Agreement, dated April 25, 2020, with Andrew Foster	8-K	001-36475	10.3	Apr. 28, 2020
10.5	Executive Employment Agreement, dated April 25, 2020, with Sanjeev Gupta	8-K	001-36475	10.4	Apr. 28, 2020
10.6	Employment Agreement, dated August 28, 2023, with J. Michael Rockett.	8-K	001-36475	10.1	Aug. 28, 2023
10.7	Amended and Restated Note Purchase Agreement, dated July 6, 2012, among Aemetis Advanced Fuels Keyes, Inc., Keyes Facility Acquisition Corp., Aemetis, Inc., Third Eye Capital Corporation, as Administrative Agent, and the Note holders	8-K	000-51354	10.2	July 10, 2012
10.8	Amended and Restated Guaranty, dated July 6, 2012, among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.3	July 10, 2012
10.9	Amended and Restated Security Agreement, dated July 6, 2012, among Aemetis, Inc., certain subsidiaries of Aemetis and Third Eye Capital Corporation, as Agent.	8-K	000-51354	10.4	July 10, 2012
10.10	Limited Waiver and Amendment No. 1 to Amended and Restated Note Purchase Agreement dated as of October 18, 2012, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Oct. 23, 2012
10.11	Limited Waiver and Amendment No. 2 to Amended and Restated Note Purchase Agreement dated as of February 27, 2013, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Mar. 11, 2013
10.12	Limited Waiver and Amendment No.3 to Amended and Restated Note Purchase Agreement dated as of April 15, 2013, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Third Eye Capital Corporation, an Ontario corporation as agent, Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Apr. 16, 2013
10.13	Amendment No. 4 to Amended and Restated Note Purchase Agreement dated as of April 19, 2013, by and among Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation, Aemetis Facility Keyes, Inc., a Delaware corporation, Aemetis, Inc., a Nevada corporation, and Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Insight Fund	8-K/A	000-51354	10.2	May 14, 2013
10.14	Limited Waiver and Amendment No.5 to Amended and Restated Note Purchase Agreement, dated as of July 26, 2013, by and among Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. Aemetis Facility Keyes, Inc., Third Eye Capital Corporation, an Ontario corporation, as agent, Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust	8-K	000-51354	10.1	July 31, 2013
10.15	Limited Waiver and Amendment No.6 to Amended and Restated Note Purchase Agreement, dated as of October 28, 2013, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	8-K	000-51354	10.1	Nov. 1, 2013

10.16	Limited Waiver and Amendment No.7 to Amended and Restated Note Purchase Agreement, dated as of May 14, 2014, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	001-36475	10.1	Mar. 31, 2014
10.17	Limited Waiver and Amendment No. 8 to Amended and Restated Note Purchase Agreement, dated as of November 7, 2014, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q/A	001-36475	10.1	Nov. 13, 2014
10.18	Limited Waiver and Amendment No. 9 to Amended and Restated Note Purchase Agreement, dated as of March 12, 2015, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10K	001-36475	10.1	Mar. 12,2015
10.19	Limited Waiver and Amendment No. 10 to Amended and Restated Note Purchase Agreement, dated as of April 30, 2015, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-Q	001-36475	10.1	May 7, 2015
10.20	Limited Waiver and Amendment No. 11 to Amended and Restated Note Purchase Agreement, dated as of August 6, 2015, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 7, 2015).	10-Q	001-36475	10.1	Nov. 5, 2015
10.21	Limited Waiver and Amendment No. 12 to Amended and Restated Note Purchase Agreement, dated as of March 21, 2016, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.68	Mar. 28, 2016
10.22	Limited Waiver and Amendment No. 13 to Amended and Restated Note Purchase Agreement, dated as of March 1, 2017, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.7	Mar. 16, 2017
10.23	Limited Waiver and Amendment No. 14 to Amended and Restated Note Purchase Agreement, dated as of March 27, 2018, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.71	Mar. 27, 2018
10.24	Limited Waiver and Amendment No. 15 to Amended and Restated Note Purchase Agreement, dated as of March 11, 2019, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-K	001-36475	10.74	Mar. 14, 2019
10.25	Limited Waiver and Amendment No. 17 to Amended and Restated Note Purchase Agreement, dated as of August 11, 2020, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-Q	001-36475	10.1	Aug. 13, 2020
10.26	Limited Waiver and Amendment No. 18 to Amended and Restated Note Purchase Agreement, dated as of November 5, 2020, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, and Sprott PC Trust.	10-Q	001-36475	99.1	Nov. 12, 2020

10.27	Limited Waiver and Amendment No. 19 to Amended and Restated Note Purchase Agreement, dated as of March 14, 2021, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund and Ninepoint.	10-K	001-36475	10.8	Mar. 14, 2021
10.28	Limited Waiver and Amendment No. 20 to Amended and Restated Note Purchase Agreement, dated as of August 9, 2021, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund - Insight Fund, and Ninepoint Third Eye Capital Private Credit Fund.	10-Q	001-36475	10.1	Aug. 12, 2021
10.29	Limited Waiver and Amendment No. 22 to Amended and Restated Note Purchase Agreement dated as of March 8, 2022, by and Among Aemetis Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund- Insight Fund, and Ninepoint Third Eye Capital Private Credit Fund.	10-K	001-36475	10.94	Dec. 31, 2021
10.30	Limited Waiver and Amendment No. 23 to Amended and Restated Note Purchase Agreement, dated as of May 11, 2022, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-Q	001-36475	10.1	May 16, 2022
10.31	Limited Waiver and Amendment No. 24 to Amended and Restated Note Purchase Agreement, dated as of August 8, 2022, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-Q	001-36475	10.1	Aug. 8, 2022
10.32	Limited Waiver and Amendment No. 25 to Amended and Restated Note Purchase Agreement, dated as of March 6, 2023, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-K	001-36475	10.101	Mar. 9, 2023
10.33	Limited Waiver and Amendment No. 26 to Amended and Restated Note Purchase Agreement, dated as of May 4, 2023, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation, an Ontario corporation, as agent for Ninepoint - TEC Private Credit Fund and Third Eye Capital Credit Opportunities Fund - Insight Fund.	10-Q	001-36475	10.1	May 5, 2023
10.34	Limited Waiver and Amendment No. 27 to Amended and Restated Note Purchase Agreement, dated as of May 16, 2023, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; Third Eye Capital Corporation, an Ontario corporation, as agent for Third Eye Capital Credit Opportunities Fund – Insight Fund, Ninepoint – TEC Private Credit Fund, Ninepoint – TEC Private Credit Fund II, and MBI/TEC Private Debt Open-End Trust Fund.	10-Q	001-36475	10.1	Aug. 4, 2023
10.35	Limited Waiver and Amendment No. 28 to Amended and Restated Note Purchase Agreement, dated as of March 25, 2024, by and among Aemetis, Inc.; Aemetis Advanced Fuels Keyes, Inc.; Aemetis Facility Keyes, Inc.; and Third Eye Capital Corporation	10-K	001-36475	10.36	Mar. 29, 2024
10.36	Note Purchase Agreement effective as of March 4, 2011, amended January 19, 2012, and July 24, 2012 by and among AE Advanced Fuels, Inc., a Delaware corporation, and Advanced BioEnergy, LP a California limited partnership and Advanced BioEnergy GP, LLC, a California limited liability company.	8-K	001-36475	10.3	Oct. 23, 2012

10.37	Form of Convertible Subordinated Promissory Note by and among AE Advanced Fuels, Inc., a Delaware corporation and Advanced BioEnergy, LP, a California limited partnership.	8-K	001-36475	10.4	Oct. 23, 2012
10.38	Amended and Restated Aemetis Keyes Corn Procurement and Working Capital Agreement, dated May 2, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	8-K	001-36475	10.2	May 23, 2013
10.39	Second Amendment to the Amended and Restated Aemetis Keyes Grain Procurement and Working Capital Agreement, dated as of May 25, 2023, by and between J.D. Heiskell Holdings, LLC and Aemetis Advanced Fuels Keyes, Inc.	8-K	001-36475	10.1	May 26, 2023
10.40	Amended and Restated Heiskell Purchasing Agreement dated May 16, 2013, by and between Aemetis Advanced Fuels Keyes, Inc., a Delaware corporation and a wholly-owned subsidiary of Aemetis, Inc. and J.D. Heiskell Holdings, LLC, a California limited liability company doing business as J.D. Heiskell & Co.*	8-K	001-36475	10.1	May 23, 2023
10.41	Second Amendment to the Amended and Restated Heiskell Purchase Agreement, dated as of May 25, 2023, by and between J.D. Heiskell Holdings, LLC and Aemetis Advanced Fuels Keyes, Inc.	8-K	001-36475	10.2	May 26, 2023
10.42	Second Amendment to the Keyes Ethanol and Corn Tank Lease, dated as of May 25, 2023, by and between J.D. Heiskell Holdings, LLC and Aemetis Advanced Fuels Keyes, Inc.	8-K	001-36475	10.3	May 26, 2023
10.43	WDG Purchase and Sale Agreement dated March 23, 2011 between A.L. Gilbert Company and Aemetis Advanced Fuels Keyes, Inc.	10-K	001-36475	10.66	Oct. 31, 2012
10.44	Keyes Corn Handling Agreement dated March 23, 2011 among A. L. Gilbert Company, AE Advanced Fuels Keyes, Inc., and J.D. Heiskell Holdings, LLC	10-K	001-36475	10.67	Oct. 31, 2012
10.45	Series A Preferred Unit Purchase Agreement, dated as of December 20, 2018, by and among Aemetis Biogas LLC, Protair-X Americas, Inc. and Third Eye Capital Corporation	8-K	001-36475	10.1	Dec. 20, 2018
10.46	Security Agreement, dated as of December 20, 2018, by and between Aemetis Biogas LLC and Third Eye Capital	8-K	001-36475	10.3	Dec. 27, 2018
10.47	Third Waiver and Amendment to Series A Preferred Unit Purchase Agreement, dated as of May 31, 2023, by and among Aemetis Biogas LLC, Protair-X Americas, Inc. and Third Eye Capital Corporation.	8-K	001-36475	10.1	July 5, 2023
10.48	Eleventh Waiver and Amendment to Series A Preferred Unit Purchase Agreement, effective as of December 31, 2025, by and among Aemetis Biogas LLC, Protair-X Technologies Inc. and Third Eye Capital Corporation.	8-K	001-36475	10.1	Feb. 6, 2026
10.49	Lease Disposition and Development Agreement, dated as of December 14, 2021, by and between Aemetis Properties Riverbank, Inc. and City of Riverbank, California	8-K	001-36475	10.2	Dec. 21, 2021
10.50	Guaranty Agreement, dated as of December 14, 2021, by and between Aemetis, Inc. and City of Riverbank, California	8-K	001-36475	10.3	Dec. 21, 2021
10.51	Real Estate Purchase and Sale Agreement, dated as of December 14, 2021, by and between Aemetis Properties Riverbank, Inc. and City of Riverbank, California	8-K	001-36475	10.4	Dec. 21, 2021
10.52	Amended and Restated Credit Agreement, dated as of March 2, 2022, between Goodland Advanced Fuels, Inc., Aemetis Carbon Capture, Inc., Third Eye Capital Corporation, Aemetis, Inc. and other guarantors, and various lenders	8-K	001-36475	10.1	Mar. 4, 2022

10.53	Amended and Restated General Security Agreement, dated as of March 2, 2022	8-K	001-36475	10.2	Mar. 4, 2022
10.54	Intellectual Property Security Agreement Supplement, dated as of March 2, 2022	8-K	001-36475	10.3	Mar. 4, 2022
10.55	Third Amended and Restated Guaranty, dated as of March 2, 2022	8-K	001-36475	10.4	Mar. 4, 2022
10.56	Amended and Restated Pledge Agreement, dated as of March 2, 2022	8-K	001-36475	10.5	Mar. 4, 2022
10.57	Amendment and Waiver No. 2 to Credit Agreement, effective as of August 1, 2023, by and among Goodland Advanced Fuels, Inc., Aemetis Carbon Capture, Inc., and Third Eye Capital Corporation, as agent for MBI/TEC Private Debt Opportunities Fund II, LP, and acknowledged and agreed by the guarantors listed on the signature page thereto.	10-Q	001-36475	10.3	Aug. 4, 2023
10.58	Amendment and Waiver No. 6 to Credit Agreement, effective as of March 11, 2025, by and among Goodland Advanced Fuels, Inc., Aemetis Carbon Capture, Inc., and Third Eye Capital Corporation, as agent for MBI/TEC Private Debt Opportunities Fund II, LP, and acknowledged and agreed by the guarantors listed on the signature page thereto.	10-K	001-36475	10.66	March 14, 2025
10.59	Promissory Note, dated March 11, 2025, issued by Goodland Advanced Fuels, Inc. and Aemetis Carbon Capture, Inc. to Third Eye Capital Corporation.	10-K	001-36475	10.67	March 14, 2025
10.60	Construction and Term Loan Agreement, dated as of July 28, 2023, by and among Magnolia Bank Incorporated, Aemetis Biogas 2 LLC, and Aemetis Biogas Holdings LLC.	8-K	001-36475	10.1	July 31, 2023
10.61	Term Loan Agreement dated as of December 22, 2023, by and among Aemetis Biogas 1 LLC, Aemetis Biogas Holdings LLC, and Greater Nevada Credit Union.	8-K	001-36475	10.1	Dec. 29, 2023
10.62	Amendment and Waiver No. 8 to Credit Agreement, effective as of March 10, 2025, by and among Goodland Advanced Fuels, Inc., Aemetis Carbon Capture, Inc., and Third Eye Capital Corporation, as agent for MBI/TEC Private Debt Opportunities Fund II, LP, and acknowledged and agreed by the guarantors listed on the signature page thereto.					X
10.63	Limited Waiver and Amendment No. 31 to Amended and Restated Note Purchase Agreement dated March 10, 2026, by and among Aemetis Advanced Fuels Keyes, Inc., Aemetis Facility Keyes, Inc., Aemetis, Inc. and Third Eye Capital Corporation, as agent for Ninepoint - TEC Private Credit Fund, Ninepoint - TEC Private Credit Fund II, MBI/TEC Private Debt Open-end Trust Fund and TEC Credit Income Master Fund, and acknowledged and agreed by the guarantors listed on the signature page thereto.					X
10.64	Agreement Between Owner and Design-Builder effective as of September 4, 2025, between Aemetis Advanced Fuels Keyes, Inc. and NPL Construction Co. †					X
14	Code of Ethics	10-K	000-51354	14	May 20, 2009
19	Insider Trading Policy	10-K	001-36475	19	Mar 14, 2025
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney (included on the signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-36475	97	Mar. 29, 2024
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

 † Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aemetis, Inc.

Date: March 13, 2026	By:	/s/ Eric A. McAfee
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric A. McAfee	Chair of the Board and Chief Executive Officer	March 13, 2026
Eric A. McAfee	(Principal Executive Officer and Director)

/s/ Todd Waltz	Chief Financial Officer	March 13, 2026
Todd Waltz	(Principal Financial Officer)

/s/ Francis P. Barton	Director	March 13, 2026
Francis P. Barton

/s/ Lydia I. Beebe	Director	March 13, 2026
Lydia I. Beebe

/s/ John R. Block	Director	March 13, 2026
John R. Block

/s/ Naomi L. Boness	Director	March 13, 2026
Naomi L. Boness

/s/ Timothy A. Simon	Director	March 13, 2026
Timothy A. Simon