Form 10-Q
period 2026-03-31
AEMETIS, INC
filed 2026-05-07
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the registrant’s Common Stock on April 30, 2026, was 70,366,477 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions, or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products and prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes Plant; our ability to expand into alternative markets for biodiesel and its byproducts, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to access governmental carbon reduction incentives; our ability to supply gas into transportation markets; our ability to continue to develop, maintain, and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to extend or refinance our senior debt on terms reasonably acceptable to us or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to fund, develop, build, maintain and operate digesters, facilities and pipelines for our California Dairy Renewable Natural Gas segment; our ability to fund, develop and operate our carbon capture sequestration projects, including obtaining required permits; our ability to receive awarded grants by meeting all of the required conditions, including meeting the minimum contributions; our ability to obtain additional financing under the EB-5 program; our ability to generate and sell or utilize various credits, including California Low Carbon Fuel Standard ("LCFS"), federal Renewable Fuel Standard D3 RINs, federal Section 45Z production tax credits, and investment tax credits; our ability to improve margins; and our ability to raise additional debt and equity funding at the parent, subsidiary, or project level. Words or phrases such as “anticipates,” “may,” “will,” “should,” “could,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference, as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K and subsequent Form 10-Q filings. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except for par value)

	March 31, 2026	December 31, 2025
	Unaudited
Assets
Current assets:
Cash and cash equivalents ($1,005 and $3,154 respectively from VIE)	$4,797	$4,894
Accounts receivable ($708 and $81 respectively from VIE)	6,584	484
Inventories ($260 and $307 respectively from VIE)	10,384	11,627
Prepaid expenses ($68 and $38 respectively from VIE)	1,144	1,531
Other current assets ($1,635 and $560 respectively from VIE)	11,778	8,334
Total current assets	34,687	26,870

Restricted cash ($2,068 and $2,992 respectively from VIE)	2,068	2,992
Property, plant and equipment, net ($102,923 and $102,120 respectively from VIE)	222,743	219,717
Operating lease right-of-use ($1,054 and $1,058 respectively from VIE)	2,145	2,256
Other assets ($3,328 and $3,333 respectively from VIE)	8,686	8,006
Total assets	$270,329	$259,841

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($3,995 and $4,959 respectively from VIE)	$23,719	$23,418
Current portion of long-term debt ($1,101 and $1,077 respectively from VIE)	293,828	279,143
Short term borrowings ($300 and $300 respectively from VIE)	48,802	38,726
Other current liabilities ($802 and $387 respectively from VIE)	29,897	29,971
Total current liabilities	396,246	371,258
Long term liabilities:
EB-5 notes	14,500	16,000
Other long-term debt ($47,536 and $47,875 respectively from VIE)	47,550	47,895
Series A preferred units ($128,596 and $126,910 respectively from VIE)	128,596	126,910
Other long-term liabilities ($950 and $940 respectively from VIE)	4,575	4,609
Total long term liabilities	195,221	195,414

Stockholders' deficit:
Common stock, $0.001 par value; 140,000 authorized; 69,280 and 66,189 shares issued and outstanding each period, respectively	69	66
Additional paid-in capital	348,741	340,402
Accumulated deficit	(661,656)	(639,943)
Accumulated other comprehensive loss	(8,292)	(7,356)
Total stockholders' deficit	(321,138)	(306,831)
Total liabilities and stockholders' deficit	$270,329	$259,841

The accompanying notes are an integral part of the consolidated financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands except for loss per share)

	For the three months ended March 31,
	2026	2025
Revenues	$54,619	$42,886
Cost of goods sold	51,863	47,966
Gross profit (loss)	2,756	(5,080)

Selling, general and administrative expenses	9,091	10,475
Operating loss	(6,335)	(15,555)

Other expense (income):
Interest expense
Interest rate expense	12,403	11,018
Debt related fees and amortization expense	1,971	2,675
Accretion and other expenses of Series A preferred units	1,613	2,279
Total interest expense	15,987	15,972
Other income	(478)	(215)
Other expense (income), net	15,509	15,757

Loss before income taxes	(21,844)	(31,312)
Income tax benefit	(131)	(6,783)
Net loss	$(21,713)	$(24,529)

Other comprehensive loss
Foreign currency translation gain (loss)	(936)	13
Comprehensive loss	$(22,649)	$(24,516)

Net loss per share
Basic	$(0.33)	$(0.47)
Diluted	$(0.33)	$(0.47)

Weighted average shares outstanding
Basic	66,802	52,584
Diluted	66,802	52,584

The accompanying notes are an integral part of the consolidated financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended March 31,
	2026	2025
Operating activities:
Net loss	$(21,713)	$(24,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,704	2,308
Stock issued for services	50	-
Depreciation	2,523	2,357
Bad debt expense	276	-
Intangibles and other amortization expense	12	12
Debt related fees and amortization expense	1,971	2,675
Accretion and other expenses of Series A preferred units	1,613	2,279
Loss on asset sales	2	-
Changes in operating assets and liabilities:
Accounts receivable	(6,558)	751
Inventories	830	2,505
Prepaid expenses	383	(57)
Tax credit sale receivable	-	12,300
Other assets	(3,690)	516
Accounts payable	1,155	(650)
Accrued interest expense and fees	11,799	(206)
Other liabilities	(914)	(101)
Net cash provided by (used in) operating activities	(10,557)	160

Investing activities:
Capital expenditures	(6,548)	(1,825)
Grant proceeds for capital expenditures	1,440	-
Proceeds from sale of fixed assets	2	-
Net cash used in investing activities	(5,106)	(1,825)

Financing activities:
Proceeds from borrowings	15,984	3,800
Repayments of borrowings	(7,877)	(5,181)
Payments on Series A preferred financing	-	(2,200)
Lender debt renewal and waiver fee payments	-	(295)
Payments on finance leases	-	(9)
Proceeds from sales of common stock	6,588	5,087
Proceeds from exercise of stock options	-	50
Net cash provided by financing activities	14,695	1,252

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(53)	6
Net change in cash, cash equivalents, and restricted cash for period	(1,021)	(407)
Cash, cash equivalents, and restricted cash at beginning of period	7,886	3,831
Cash, cash equivalents and restricted cash at end of period	$6,865	$3,424

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$1,209	$10,302
Income taxes paid	-	-
Supplemental disclosures of cash flow information, non-cash transactions:
Lender debt extension, waiver, and other fees added to debt	1,700	2,126
Capital expenditures in accounts payable and accruals	7,417	10,671
Accrued capital expenditures in construction financing	4,121	-
Subordinated debt extension fees added to debt	-	340
Fair value of warrants issued to subordinated debt holders	-	304

The accompanying notes are an integral part of the consolidated financial statements.

AEMETIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

For the three months ended March 31, 2026
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2025	66,189	$66	$340,402	$(639,943)	$(7,356)	(306,831)

Issuance of common stock	2,564	3	6,585	-	-	6,588
Stock-based compensation	379	-	1,704	-	-	1,704
Issuance of common stock for services	35	-	50			50
Issuance and exercise of warrants	113	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	(936)	(936)
Net loss	-	-	-	(21,713)	-	(21,713)
Balance at March 31, 2026	69,280	69	$348,741	$(661,656)	$(8,292)	$(321,138)

For the three months ended March 31, 2025
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2024	51,139	$51	$305,329	$(562,942)	$(6,366)	$(263,928)
Issuance of common stock	2,370	3	5,084	-	-	5,087
Stock options exercised	51	-	50	-	-	50
Stock-based compensation	369	-	2,308	-	-	2,308
Issuance and exercise of warrants	113	-	304	-	-	304
Foreign currency translation gain	-	-	-	-	13	13
Net loss	-	-	-	(24,529)	-	(24,529)
Balance at March 31, 2025	54,042	$54	$313,075	$(587,471)	$(6,353)	$(280,695)

The accompanying notes are an integral part of the consolidated financial statements.

(Tabular data in thousands, except par value and per share data)

1. General

Nature of Activities

Founded in 2006 and headquartered in Cupertino, California, Aemetis, Inc. (collectively with its subsidiaries on a consolidated basis referred to herein as “Aemetis,” the “Company,” “we,” “our” or “us”) is an international renewable natural gas and renewable fuels company focused on the operation, acquisition, development, and commercialization of innovative technologies to produce low and negative carbon intensity renewable fuels that lower fuel costs and reduce emissions. We do this by building a local circular bioeconomy using agricultural products and waste materials to produce low carbon, advanced renewable fuels that reduce greenhouse gas ("GHG") emissions and improve air quality. Our current operations include:

► California Ethanol – We own and operate a 65 million gallon per year capacity ethanol production facility in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”). WDG and CDS are sold to local dairies or feedlots as animal feed, and DCO is sold to commodity aggregators as feedstock for the production of Renewable Diesel. The Keyes Plant also sells CO₂ captured from the fermentation process to produce commercial grade CO₂ for the food, beverage, and other industries. We are implementing several energy efficiency initiatives at the Keyes Plant focused on reducing operating costs and lowering the carbon intensity of our ethanol to increase revenues.

► California Dairy Renewable Natural Gas – We produce Renewable Natural Gas ("RNG") in central California. We currently have twelve anaerobic digesters that produce biogas from dairy waste, a 36-mile biogas collection pipeline leading to a central RNG production facility, and an interconnection to inject the RNG into the utility natural gas pipeline for delivery for use as transportation fuel. We are actively expanding our RNG production, with two additional dairy digesters under construction, agreements with over fifty dairies, and environmental review completed for an additional 24 miles of biogas pipeline. We are also building our own RNG fuel dispensing station, which is planned to begin operating in 2026.

► India Biodiesel – We own and operate a plant in Kakinada, India (“Kakinada Plant”) with a capacity to produce about 80 million gallons per year of high-quality distilled biodiesel from a variety of vegetable oils and animal waste feedstocks. The Kakinada Plant is one of the largest biodiesel production facilities in India. The Kakinada Plant refines and converts the crude glycerin, a byproduct from biodiesel production, into refined glycerin, which meets the quality standards for selling into the pharmaceutical, personal care, paint, adhesive, and other sectors, supporting their manufacturing and production needs.

Our current and planned businesses produce renewable fuels and reduce emissions, generating revenues from biofuel sales, federal Renewable Fuel Standard ("RFS") credits (referred to as "D3 RINs"), federal Section 45Z production tax credits (“Section 45Z PTCs,” "PTCs"), California Low Carbon Fuel Standard (“LCFS”) credits, and other investment and production tax credits.

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Aemetis, Inc. and its subsidiaries. We consolidate all entities in which we hold a "controlling financial interest." For voting interest entities, we are considered to hold a controlling financial interest when we are able to exercise control over the investees' operating and financial decisions. For variable interest entities (VIEs), the determination of which is based on the amount and characteristics of the entity's equity, we are considered to hold a controlling financial interest when we are determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that VIE's economic performance, and (2) the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to that VIE.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated condensed balance sheet as of  March 31, 2026, the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the consolidated condensed statements of cash flows for the three months ended March 31, 2026 and 2025, and the consolidated statements of stockholders’ deficit for the three months ended March 31, 2026 and 2025, are unaudited. The consolidated condensed balance sheet as of December 31, 2025, is derived from the 2025 audited consolidated financial statements and notes thereto.

The financial statements in this report should be read in conjunction with the 2025 audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our significant accounting policies disclosed in Note 1 - Nature of Activities and Summary of Significant Accounting Policies and other Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

(Tabular data in thousands, except par value and per share data)

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three months ended March 31, 2026 and 2025, have been prepared on the same basis as the audited consolidated statements as of and for the year ended  December 31, 2025, and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year, or any future periods.

In the fourth quarter of 2025 we adopted a policy to account for transferable PTCs by analogy to the grant model within International Accounting Standards 20 (IAS20), to recognize the credits when earned upon production and dispensing of eligible RNG and ethanol. We presented all twelve months of 2025 PTC earnings in the fourth quarter of 2025 as income separate from revenue in the Consolidated Condensed Statement of Operations and Comprehensive Loss. Starting in the first quarter of 2026, PTCs are presented within Revenues.

2. Cash, Cash Equivalents, and Restricted Cash

Restricted cash shown in the Consolidated Condensed Balance Sheets includes amounts set aside pursuant to the Aemetis Biogas 1 LLC Term Loan Agreement and the Aemetis Biogas 2 LLC Construction and Term Loan Agreement for financing reserves and construction contingencies. These loans are described further in Note 5 Debt.

The following table reconciles cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheet to the total of the same amounts shown in the statement of cash flows:

As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$ 4,797	$ 4,894
Restricted cash presented with other assets	2,068	2,992
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$ 6,865	$ 7,886

3. Inventories

Inventories consist of the following:

	As of
	March 31, 2026	December 31, 2025
Raw materials	$6,040	$9,593
Work-in-progress	1,799	1,402
Finished goods	2,545	632
Total inventories	$10,384	$11,627

As of  March 31, 2026 , and December 31, 2025 , we recognized a lower of cost or net realizable value adjustment  of $107 thousand and $158  thousand, respectively, related to inventory.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	March 31, 2026	December 31, 2025
Land	$8,591	$8,616
Plant and buildings	200,003	200,008
Furniture and fixtures	2,877	3,036
Machinery and equipment	5,351	5,894
Construction in progress	62,782	57,043
Property held for development	15,431	15,431
Finance lease right of use assets	2,776	2,889
Total gross property, plant & equipment	297,811	292,917
Less accumulated depreciation	(75,068)	(73,200)
Total net property, plant & equipment	$222,743	$219,717

For the three months ended March 31, 2026 and 2025, interest capitalized in property, plant and equipment was $1.1 million and $1.0 million, respectively.

(Tabular data in thousands, except par value and per share data)

Construction in progress includes biogas dairy digesters, mechanical vapor recompression at the Keyes Plant, the Riverbank sustainable aviation fuel and renewable diesel plant, and CCUS facilities. Property held for development is the partially completed plant in Goodland, Kansas (the "Goodland Plant"). Depreciation begins for each project when construction is complete and the project is placed into service, and is calculated using the straight-line method to allocate the depreciable amount over the estimated useful life of the applicable asset as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

For the three months ended March 31, 2026 and 2025, we recorded depreciation expense of $2.5 million and $2.4 million, respectively.

5. Debt

Debt consists of the following:

	March 31, 2026	December 31, 2025
Third Eye Capital term notes	$7,277	$7,258
Third Eye Capital revenue participation term notes	12,214	12,185
Third Eye Capital revolving credit facility	39,686	36,368
Third Eye Capital revolving notes Series B	90,164	85,430
Third Eye Capital acquisition term notes	27,007	26,934
Third Eye Capital Fuels Revolving Line	52,932	49,230
Third Eye Capital Carbon Revolving Line	30,881	29,763
Third Eye Capital short term promissory note	2,030	-
Construction term loans	48,376	48,690
Cilion shareholder seller notes payable	7,518	7,463
Subordinated notes	21,598	21,065
EB-5 promissory notes	39,522	39,409
Working Capital loans	3,260	-
Term loans on capital expenditures	561	563
Equipment financing	39	45
Short term construction funding	21,615	17,361
Total debt	404,680	381,764
Less current portion of debt	342,630	317,869
Total long term debt	$62,050	$63,895

Third Eye Capital Keyes Notes.  On July 6, 2012, Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), and Aemetis Facility Keyes, Inc. ("AFK") entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Third Eye Capital Corporation ("Third Eye Capital"). Pursuant to the Note Purchase Agreement, Third Eye Capital, as administrative agent on behalf of several noteholders, extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to notes (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. On May 16, 2023, we entered into a new Revolving Notes Series B agreement with Third Eye Capital related to certain existing principal under the Revolving Credit Facility and for subsequent principal increases. The Term Notes, Revolving Credit Facility, Revolving Notes Series B, Revenue Participation Term Notes, and Acquisition Term Notes are referred to herein collectively as the "Third Eye Capital Keyes Notes." The Third Eye Capital Keyes Notes have been amended several times, and the current key terms are as follows:

A.	Term Notes. The Term Notes accrue interest at 14% per annum and are due on demand. As of March 31, 2026, we had $7.3 million in principal, interest and fees outstanding under the Term Notes.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at prime rate plus 13.75% (20.50% as of March 31, 2026) payable monthly in arrears and is due on demand. As of March 31, 2026, we had $39.7 million in principal, interest and waiver fees outstanding under the Revolving Credit Facility.

C.

Revolving Notes Series B. The Revolving Notes Series B accrue interest at prime rate plus 13.75% (20.50% as of March 31, 2026) payable monthly in arrears and is due on demand. As of March 31, 2026, we had $90.2 million in principal, interest and waiver fees outstanding under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Notes accrue interest at 5% per annum and are due on demand. As of March 31, 2026, we had $12.2 million in principal and interest outstanding under the Revenue Participation Term Notes.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at prime rate plus 10.75% (17.50% as of March 31, 2026) and are due on demand. As of March 31, 2026, we had $19.5 million in principal, interest, and a $7.5 million in redemption fee outstanding under the Acquisition Term Notes.

F.	Short term promissory note. In March 2026, the Company borrowed $2.0 million from Third Eye Capital and issued a promissory note accruing interest at 20.5% per annum, maturing on April 30, 2026.

(Tabular data in thousands, except par value and per share data)

The Third Eye Capital Keyes Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. As of March 31, 2026, we obtained a waiver for the violation of debt to plant value ratio covenant. The terms of the Notes allow the lender to call the debt in the event of a default that could reasonably be expected to have a material adverse effect on the Company, such as any change in the business, operations, or financial condition. The notes allow interest to be added to the outstanding principal balance. The notes are secured by first priority liens on all real and personal property of, assignment of proceeds from all government grants, and guarantees from our North American subsidiaries except for Aemetis Biogas LLC and its subsidiaries and contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company's Chairman and CEO, provided a guaranty of payment and performance secured by all Company shares owned by McAfee Capital and additional assets, and Mr. McAfee has also provided a personal guaranty of up to $10 million plus a pledge of his ownership interest in several personal assets.

Third Eye Capital Fuels and Carbon Credit Facilities. On March 2, 2022, Goodland Advanced Fuels, Inc. ("GAFI") and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital, as administrative agent and collateral agent, and the lender parties thereto that provides two credit lines, one with GAFI (the “Fuels Revolving Line”) and a second with ACCI (the “Carbon Revolving Line”). Loans received under the Fuels Revolving Line are due on demand. They accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 11.00% and (ii) fifteen percent (15.0%) (17.75% as of March 31, 2026). Loans received under the Carbon Revolving Line are due on demand, and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 9.00% and (ii) thirteen percent (13.0%) (15.75% as of March 31, 2026). The Credit Agreement contains several affirmative and negative covenants, and loans under the Credit Agreement are secured by first priority liens on all real and personal property of and guarantees from the Company's U.S. subsidiaries except for Aemetis Biogas LLC (and its subsidiaries). As of March 31, 2026 and  December 31, 2025, GAFI had principal and interest outstanding of $52.9 million and $49.2 million, respectively, classified as current debt. As of March 31, 2026, ACCI had principal and interest outstanding of $30.9 million classified as current debt. As of December 31, 2025, ACCI had principal and interest outstanding of $30.0 million classified as current debt, and $0.2 million in unamortized debt issuance costs.

Cilion Purchase Obligation. In connection with the merger between Aemetis Facility Keyes, Inc. and Cilion, Inc. ("Cilion") on July 6, 2012, we incurred a $5.0 million payment obligation to Cilion shareholders as merger compensation. The liability accrues interest at 3% per annum. As of both  March 31, 2026 and 2025, we had $7.5 million in principal and interest outstanding under the Cilion purchase obligation, classified as current debt.

Subordinated Notes. In 2012 and 2013, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.4 million in notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months, and the current maturity date is June 30, 2026. Upon maturity, the Subordinated Notes are renewable at our election for six-month periods with a fee of 10% of the original note amount added to the balance outstanding plus issuance of warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock at $0.01 per share with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all AAFK debts to Third Eye Capital are paid in full. As of  March 31, 2026, and December 31, 2025, AAFK had, in aggregate, $21.9 million and $21.6 million in principal and interest outstanding, respectively, under the Subordinated Notes. As of  March 31, 2026 and December 31, 2025, AAFK had $0.3 million and $0.5 million in unamortized debt issuance costs related to the subordinated notes, respectively.

EB-5 Promissory Notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act that is designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. The Company's subsidiary AE Advanced Fuels, Inc. ("AEAF") entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized by U.S. Citizenship and Immigration Services as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2 to 3%. The EB-5 Notes are convertible into Aemetis, Inc. common stock at a conversion price of $30 per share. Advanced BioEnergy, LP received equity investments from foreign investors, and then Advanced BioEnergy, LP used the invested equity to make loans to AEAF. The EB-5 Notes are subordinated to the Company's senior secured debt to Third Eye Capital. On February 27, 2019, Advanced BioEnergy, LP, and AEAF entered into an Amendment to the EB-5 Notes that modified the stated maturity dates of the EB-5 Notes to provide automatic six-month extensions as long as the Advanced BioEnergy, LP investors’ immigration processes are in progress. Accordingly, notes derived from Advanced BioEnergy, LP equity provided by investors pending green card approval have been recognized as long-term debt while notes derived from Advanced BioEnergy, LP equity provided by investors who have obtained green card approval have been classified as current debt. As of March 31, 2026, and December 31, 2025, $35.0 million and $34.9 million was outstanding, respectively, on the EB-5 Notes.

In 2016, the Company launched its EB-5 Phase II funding (the "EB-5 Phase II Funding") and entered into certain Note Purchase Agreements with Advanced BioEnergy II, LP, a California limited partnership authorized to receive EB-5 equity funding investments. The Company's subsidiary Aemetis Advanced Products Keyes, Inc. received $4 million in loan funds from Advanced BioEnergy II, LP from 2018 to 2019. As of both  March 31, 2026, and  December 31, 2025, $4.5 million was outstanding on the notes under the EB-5 Phase II funding, respectively.

India Biodiesel Secured and Unsecured Loans. On January 7, 2026, the Company's subsidiary Universal Biofuels Private Limited ("UBPL") entered into a secured loan agreement with a trade partner in an amount not to exceed $3.2 million that is secured by the fixed and currents assets of the Kakinada Plant. On February 8, 2026, UBPL entered into a short-term loan agreement with a different trade partner in an amount not to exceed $1.1 million. Each loan bears interest at 18% that is payable monthly. The draws under each loan must be repaid within twelve months of the draw date. During the three months ended March 31, 2026, UBPL received a total of $4.0 million in draws and repaid the principal in full under these agreements.

(Tabular data in thousands, except par value and per share data)

UBPL maintains a factoring arrangement to leverage certain trade receivables and receive short-term funding from a third-party financial institution. UBPL retains the risk of nonpayment on the transferred receivables, so the arrangement does not meet the criteria for sale accounting under ASC 860, and we account for the funding as secured borrowing. Under this arrangement, UBPL receives cash advances that are recorded as debt, and the funds received are net of 8.1% interest that is recorded as interest expense. UBPL retains the accounts receivable balances in its balance sheet. During the three months ended March 31, 2026, UBPL received a total of $6.9 million in draws and repaid $3.6 million under this agreement.

As of March 31, 2026, and December 31, 2025, UBPL's outstanding balances under all loan agreements totaled $3.3 million and $0.0 million, respectively.

Aemetis Biogas 1 LLC Term Loan. On  October 4, 2022, Aemetis Biogas 1 LLC ("AB1") entered into a Construction Loan Agreement ("AB1 Construction Loan") pursuant to which the lender made available an aggregate principal amount of $25 million. Effective December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan") that is secured by all personal and real property of AB1. It bears interest at a rate of 9.25% per annum, to be adjusted every five years to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or (ii) the index floor. Other material terms of the loan include: (i) monthly payments of interest only beginning  January 22, 2024, (ii) equal monthly payments of principal and interest beginning January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the unpaid principal and interest are due and payable. The AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of March 31, 2026, and December 31, 2025, AB1 had $24.3 million and $24.5 million outstanding, respectively, under the AB1 Term Loan.

Aemetis Biogas 2 LLC Construction and Term Loan. On July 28, 2023, Aemetis Biogas 2 LLC ("AB2") entered into a Construction and Term Loan Agreement ("AB2 Loan"), pursuant to which the lender made available an aggregate principal amount of $25 million. The loan is secured by all personal and real property of AB2. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) monthly payments of interest only beginning August 15, 2023, (ii) equal monthly payments of principal and interest beginning August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the unpaid principal and interest are due and payable. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of March 31, 2026, and December 31, 2025, AB2 had $24.8 million and $25.0 million outstanding, respectively, and unamortized discount issuance costs of $0.8 million and for both periods, under the AB2 Loan.

Term loans on equipment financing. In order to purchase production equipment in 2025, AAFK entered into a financing agreement totaling $51 thousand with interest payable at 7.49% per year. As of  March 31, 2026 and December 31, 2025, AAFK had outstanding balances under this agreement of $39 thousand and $45 thousand.

Term loans on capital expenditures. In connection with the acquisition of a vehicle in 2021, Aemetis Biogas Services ("ABS") entered into a financing agreement totaling $54.5 thousand with interest payable at 6.59% per year. As of  March 31, 2026, and  December 31, 2025, ABS had outstanding balances under this agreement of $10.6 thousand and $12.9 thousand.

In connection with its acquisition of real property in November 2024, the Company's subsidiary Aemetis RNG Fuels 1 LLC ("RNG1") entered into two installment note agreements with private lenders totaling $840 thousand with interest payable monthly at 11.99% per year. As of both  March 31, 2026, and December 31, 2025, RNG1 had outstanding balances under these agreements totaling $550 thousand.

Short term construction funding. In connection with the construction of the Mechanical Vapor Recompression ("MVR") system at the Keyes plant, AAFK entered into a construction agreement whereby it will pay the contractor amounts owed under the construction agreement 60 days following completion of the project. The unpaid costs accrue interest at 7.75% until payment. As of March 31, 2026, the balance owed was $21.6 million, classified as short-term borrowings.

Maturity Date Schedule

The following table shows scheduled repayments for the Company's debt obligations by year:

Twelve Months ended March 31,	Debt Repayments
2027	$342,630
2028	15,950
2029	1,309
2030	1,435
2031	1,572
Thereafter	42,535
Total debt	405,431
Debt issuance costs	(751)
Total debt, net of debt issuance costs	$404,680

6.  Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible debt, and warrants to the extent the impact is dilutive. The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of  March 31, 2026 and 2025 because their effect would have been anti-dilutive:

	As of
	March 31, 2026	March 31, 2025
Common stock options and warrants	10,900	9,434
Debt with conversion feature at $30 per share of common stock	1,167	1,156
Total number of potentially dilutive shares	12,067	10,590

(Tabular data in thousands, except par value and per share data)

7. Revenue and Accounts Receivable

California Ethanol Revenues: We sell our ethanol segment products to J.D. Heiskell, which sells them to third parties designated by us. We record revenue when we transfer ethanol into our storage tank, which is leased to J.D. Heiskell, and when product is loaded into shipping trucks for products other than ethanol. We also buy our corn feedstock from J.D. Heiskell. Transaction prices for ethanol sales and corn purchases are based on daily market prices. We invoice J.D. Heiskell each business day for the net balance between ethanol and other product sales and our corn purchases, and J.D. Heiskell pays on the next business day. In the first quarter of 2026, we recognized Section 45Z PTC income upon production of eligible ethanol. The following table lists the California Ethanol segment revenues:

	For the three months ended March 31,
	2026	2025
Ethanol sales	$27,122	$28,059
Wet distiller's grains sales	7,680	8,001
Other sales	1,428	1,688
Total revenue from contracts with customers	36,230	37,748
PTC income	2,595	-
Total revenue	$38,825	$37,748

California Dairy Renewable Natural Gas Revenues: Our renewable natural gas ("RNG") production facilities as of March 31, 2026, include twelve anaerobic digesters that produce biogas from manure waste received from fifteen dairies, a 36-mile biogas collection pipeline leading from the dairy digesters to a central upgrading hub that produces RNG, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel. We also generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard ("LCFS"), as well as other tax credit programs. We recognize revenue from natural gas sales when we inject the RNG into the utility pipeline and we recognize revenue from sales of D3 RINs and LCFS credits when we sell the credits. We recognize Section 45Z PTC income upon dispensing of eligible RNG. The following table lists the RNG segment revenues:

	For the three months ended March 31,
	2026	2025
Gas sales	$217	$259
LCFS credit sales	1,664	1,160
RIN sales	1,931	1,024
Total revenue from contracts with customers	3,812	2,443
PTC income	1,443	-
Total revenue	$5,255	$2,443

India Biodiesel Revenues: We sell biodiesel to the government-owned India Oil Market Companies pursuant to tender offers, and we sell refined glycerin to private parties. We also occasionally sell feedstock based on market conditions. The following table shows sales in our India Biodiesel segment by product category:

	For the three months ended March 31,
	2026	2025
Biodiesel sales	$9,533	$-
Other sales	1,006	2,695
Total revenue	$10,539	$2,695

Across all segments, revenue is recognized at the point in time when performance obligations have been met. Accounts receivable for all segments represent invoicing with varying payment terms, but with no variable consideration or financing. The opening balance of accounts receivable for all segments as of January 1, 2025, was $1.8 million, respectively, and the closing balance as of  March 31, 2026 and December 31, 2025, were $6.6 million and $0.5 million, respectively. Allowance for credit losses on trade receivables as of  March 31, 2026, and December 31, 2025, for all segments was $457.4 thousand and $385.0 thousand, respectively. There were no liabilities for unearned revenue for any segments as of March 31, 2026.

8. Leases

We are a party to operating leases for our corporate office in Cupertino, modular offices, land leases and laboratory facilities. We have also entered into several finance leases for mobile equipment and for the Riverbank Industrial Complex. These finance leases have a purchase option at the end of the term that we are reasonably certain we will exercise, so the leases are classified as finance leases. All of our leases aside from our land leases have remaining terms of one year to 13 years; the land leases have remaining terms over 20 years. We apply an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet, and recognize those lease payments in the Consolidated Statements of Operations as we incur the expenses.

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

(Tabular data in thousands, except par value and per share data)

The components of lease expense are as follows:

	Three months ended March 31,
	2026	2025
Operating lease cost
Operating lease expense	$180	$190
Short term lease expense	103	45
Variable lease expense	44	23
Total operating lease cost	$327	$258

Finance lease cost
Amortization of right-of-use assets	$23	$30
Interest on lease liabilities	97	90
Total finance lease cost	$120	$120

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended March 31,
	2026	2025
Operating cash flows used in operating leases	$175	$186
Operating cash flows used in finance leases	97	90
Financing cash flows used in finance leases	-	9

Supplemental non-cash flow information related to ROU asset and lease liabilities was as follows for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Operating leases
Accretion of the lease liability	$69	$77
Amortization of right-of-use assets	111	113

The weighted average remaining lease term and weighted average discount rate as of March 31, 2026 are as follows:

Weighted Average Remaining Lease Term
Operating leases (in years)	11.8	8.0
Finance leases (in years)	11.0	11.9

Weighted Average Discount Rate
Operating leases	12.5%	13.7%
Finance leases	13.3%	13.3%

Supplemental balance sheet information related to leases is as follows:

	March 31, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	$2,145	$2,256

Other current liability	572	554
Other long term liabilities	1,654	1,778
Total operating lease liabilities	2,226	2,332

Finance leases
Property and equipment, at cost	$2,776	$2,889
Accumulated depreciation	(370)	(460)
Property and equipment, net	2,406	2,429

Other current liability	259	251
Other long term liabilities	2,921	2,832
Total finance lease liabilities	3,180	3,083

(Tabular data in thousands, except par value and per share data)

Maturities of operating and finance lease liabilities are as follows:

Twelve months ended March 31,	Operating leases	Finance leases

2027	$803	$145
2028	758	145
2029	216	145
2030	108	145
2031	110	145
Thereafter	2,098	9,815
Total lease payments	4,093	10,540
Less imputed interest	(1,867)	(7,360)
Total lease liability	$2,226	$3,180

We act as sublessor in certain leasing arrangements, primarily related to land and buildings. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. Sublease income and head lease expense for these transactions are recognized on a net basis on the consolidated financial statements. Sublease income is recorded in the Selling, General and Administrative Expenses section of the Consolidated Condensed Statements of Operations and Comprehensive Loss.

The components of lease income are as follows for the three months ended March 31, 2026 and 2025, respectively:

	Three months ended March 31,
	2026	2025
Lease income	$606	$683

Future lease commitments to be received as of March 31, 2026, are as follows:

Twelve months ended March 31,
2027	$1,757
2028	1,635
2029	1,621
2030	1,380
2031	29
Thereafter	-
Total future lease commitments	$6,422

9. Stock Based Compensation

2019 Stock Plan

The Aemetis, Inc. Amended and Restated 2019 Stock Plan (the “2019 Stock Plan”) allows our Board of Directors or delegated Board committee to grant Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards to employees, directors, and consultants. During the three months ended March 31, 2026, we issued stock options to employees exercisable for 1.8 million shares, and we issued  379 thousand shares of stock to members of our Board of Directors as compensation. The following table summarizes activity under the 2019 Stock Plan during the three months ending March 31, 2026:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2025	81	8,610	3.91
Authorized	2,749	-	-
Options Granted	(1,828)	1,828	2.64
Common Stock Granted	(379)	-	-
Exercised	-	-	-
Forfeited/expired	23	(23)	2.85
Balance as of March 31, 2026	646	10,415	$3.69

The options outstanding as of March 31, 2026, include vested rights to purchase 6.8 million shares and the remaining purchase rights are not yet vested.

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

The weighted average fair value calculations for the options granted during the  three months ended March 31, 2026 and 2025, are based on the following assumptions:

	For the three months ended March 31,
Description	2026	2025
Dividend-yield	-%	-%
Risk-free interest rate	3.84%	4.30%
Expected volatility	111.15%	113.50%
Expected life (years)	5.81	5.81
Market value per share on grant date	$2.64	$2.73
Fair value per option on grant date	$2.21	$2.32

During the  three months ended March 31, 2026 and 2025, we recognized $1.7 million and  $2.3 million of stock-based compensation expense. During these periods we granted  379 thousand and  369 thousand shares of common stock under the 2019 Stock Plan, respectively, with a fair value on date of grant of  $2.64 and $2.73, respectively, per share.

As of  March 31, 2026, we had $7.2 million of total unrecognized compensation expense for option issuances, which we will amortize over the remaining vesting period for each applicable grant, which has a weighted average of  2.32 years as of March 31, 2026.

10. Warrants to Purchase Common Stock

On December 31, 2025, the maturity dates on two accredited investor's Subordinated Notes were extended to June 30, 2026. In connection with the extension, we granted the noteholders warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock with a term of two years and an exercise price of $0.01 per share. The warrants were fully exercised by the noteholders in January 2026.

The following table summarizes warrant activity during the three months ending March 31, 2026:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2025	598	$10.17	3.73
Granted	-	-
Exercised	(113)	0.01
Outstanding March 31, 2026	485	$12.55	3.89

All of the above outstanding warrants are fully vested and exercisable as of March 31, 2026.

(Tabular data in thousands, except par value and per share data)

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

The Preferred Unit Purchase Agreement has been amended multiple times. In February 2026, ABGL entered into an agreement titled Eleventh Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Eleventh Amendment") with an effective date of December 31, 2025, that, among other provisions, extends the date by which ABGL is required to redeem all of the outstanding Series A Preferred Units to April 30, 2026, and changes the aggregate redemption price to $114.7 million, which reflects the payment in December 2025 and includes a $2 million incremental fee for the PUPA Eleventh Amendment. The PUPA Eleventh Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the redemption date, ABGL will enter into a credit agreement with Protair-X and Third Eye Capital effective as of May 1, 2026, and maturing May 1, 2027, as shown in the form attached to the PUPA Eleventh Amendment, and specifies that entry into such credit agreement will satisfy the obligation to redeem the Series A Preferred Units. The credit agreement would bear an interest rate equal to the greater of (i) prime rate plus 10.0% and (ii) 16.0%. We evaluated this and prior similar amendments in accordance with ASC 470 "Debt" and applied troubled debt restructuring accounting, resulting in no gain or loss from the execution of the particular amendment. In addition, consistent with ASC 470-60, we accreted the amount of principal and interest due using the effective interest method from the starting liability on the effective date of the amendment to the amount that would be due as of the maturity date of the credit agreement. Following this methodology, we recorded Series A Preferred Unit liabilities of $128.6 million and $126.9 million as long-term liabilities as of March 31, 2026, and December 31, 2025, respectively.

See Note 15 Subsequent Events for details regarding the Twelfth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Twelfth Amendment").

Variable interest entity assessment

After consideration of ABGL’s operations and the above agreement in 2018, we concluded that ABGL did not have enough equity to finance its activities without additional financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through our ownership interest in all of the outstanding common units of ABGL, our current ability to control the board of directors, the management fee paid to Aemetis, and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. ABGL's total assets as of March 31, 2026, were $113.0 million which serve as collateral for the obligations of ABGL to the holders of Series A Preferred Units.

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

The following table summarizes the J.D. Heiskell purchase and sales activity during the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Ethanol sales	$27,122	$28,059
Wet distiller's grains sales	7,680	8,001
Corn oil sales	1,257	1,454
CDS sales	5	9
Corn purchases	(28,319)	(31,354)

	March 31, 2026	December 31, 2025
Accounts receivable	166	27

The agreements with J.D. Heiskell, Murex, and A.L. Gilbert include marketing and transportation services. For the three months ended March 31, 2026 and 2025, we expensed marketing costs of $0.6 million and $0.6 million, respectively, in connection with the marketing arrangements and these costs are included in Selling, General and Administrative Expenses. For the three months ended March 31, 2026, we expensed transportation costs of $1.0 million related to sales of ethanol and $1.3 million related to sales of WDG. For the three months ended March 31, 2025, we expensed $1.2 million related to sales of ethanol and $1.4 million related to sales of WDG. Transportation costs are included in costs of goods sold.

(Tabular data in thousands, except par value and per share data)

Supply Trade Agreement. On July 1, 2022, UBPL entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) pursuant to which Gemini supplies UBPL with feedstock up to a credit limit of $12.7 million and has a collateral interest in inventories, current assets, and fixed assets of UBPL. If UBPL fails to pay an invoice within the ten-day credit period, the outstanding balance bears interest at 18%. The agreement is effective through July 2026. As of March 31, 2026, and December 31, 2025, UBPL had $0 outstanding, respectively, under this agreement.

Forward Sale Commitments.  As of March 31, 2026, we have no forward sale commitments.

Natural Gas Purchase Agreement. As of March 31, 2026, we have a forward purchase agreement in place to buy approximately 3,700 MMBtu of natural gas per day at fixed prices between $1.55 and $3.175 per MMBtu through September 2026. We have elected to apply the normal purchases and normal sales scope exception under ASC 815 "Derivatives and Hedging," hence the natural gas purchased under this agreement is accounted for and included as cost of goods sold in our financial statements.

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

We have additional operating segments that were determined not to be separately reportable segments, including our key projects under development which consist of a sustainable aviation fuel and renewable diesel production in Riverbank and Carbon Capture and Underground Sequestration ("CCUS") wells in California. Additionally, the Goodland Plant, our Riverbank Industrial Complex management, and corporate expenses are included in the “All Other” category.

The following tables summarize financial information by reportable segment for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$38,825	$5,255	$10,539	$-	$54,619
Gross profit (loss)	572	2,074	110	-	2,756

Net Loss	(9,704)	(2,122)	(459)	(9,428)	(21,713)
Interest and debt amortization expense	8,964	1,154	118	4,138	14,374
Depreciation and amortization	1,056	1,219	189	71	2,535
Accretion and other expenses of Series A preferred units	-	1,613	-	-	1,613
Bad debt expense	72	-	-	204	276
Income tax expense/(benefit)	-	10	(155)	14	(131)
Loss on sale of assets	-	-	2	-	2
Stock-based compensation expense	-	-	-	1,704	1,704
Stock issued for services	-	-	-	50	50
EBITDA	388	1,874	(305)	(3,247)	(1,290)

Capital expenditures	3,354	3,152	11	31	6,548
Total assets as of March 31, 2026	76,489	113,049	24,855	55,936	270,329
Allocation of corporate overhead expense to segments	3,443	3,874	430	(7,747)	-

(Tabular data in thousands, except par value and per share data)

	For the three months ended March 31, 2025
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$37,748	$2,443	$2,695	$-	$42,886
Gross profit	(4,938)	305	(447)	-	(5,080)

Net income (loss)	(14,910)	1,762	(1,712)	(9,669)	(24,529)
Interest expense including amortization of debt fees	8,461	948	456	3,828	13,693
Accretion and other expenses of Series A preferred units	-	2,279	-	-	2,279
Monetized investment tax credits	-	(7,075)	-	-	(7,075)
Income tax expense	-	80	201	11	292
Depreciation	1,101	1,009	183	64	2,357
Stock-based compensation expense	-	-	-	2,308	2,308
Other amortization	12	-	-	-	12
EBITDA	(5,336)	(997)	(872)	(3,458)	(10,663)

Capital expenditures	43	1,257	379	146	1,825
Total assets as of December 31, 2025	71,861	113,643	21,486	52,851	259,841
Allocation of corporate overhead expense to segments	2,684	4,474	895	(8,053)	-

California Ethanol: J.D. Heiskell accounted for over 90% of all Ethanol Segment sales for the  three months ended March 31, 2026 and 2025.

California Dairy Renewable Natural Gas: Sales of RNG during the  three months ended March 31, 2026 and  2025, were to a single customer. We sold D3 RINs and LCFS credits to two other customers.

India Biodiesel: For the three months ended March 31, 2026 , three customers accounted for 22%, 26%, and 42% of our India Biodiesel segment's revenues. For the three months ended March 31, 2025, two customers accounted for 18% and 73% of the segment's revenues.

14. Related Party Transactions

As of March 31, 2026, the Company had amounts payable totaling $1.7 million to Eric McAfee, our Chairman and Chief Executive Officer, and McAfee Capital LLC, an entity owned by Mr. McAfee. These amounts consist of accrued compensation and related amounts under employment agreements and bonus awards, expense reimbursements, and guarantee fees associated with guarantees provided by Mr. McAfee and McAfee Capital in connection with the Company's indebtedness to Third Eye Capital.

In addition, as of March 31, 2026, the Company had amounts payable totaling $0.9 million to other members of management related to awarded but unpaid bonus compensation.

15. Subsequent Events

On May 5, 2026, Aemetis Biogas LLC ("ABGL") entered into an agreement titled Twelfth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Twelfth Amendment") with an effective date of  April 30, 2026, that requires, among other provisions, ABGL to either (i) redeem all outstanding Series A Preferred Units by  August 31, 2026, for an aggregate redemption price of $116.7 million or (ii) to enter into a credit agreement in the form attached to the PUPA Twelfth Amendment. The PUPA Agreement is described further in Note 11 Aemetis Biogas LLC - Series A Preferred Financing.

16. Liquidity and Going Concern

The accompanying financial statements have been prepared contemplating the realization of assets and satisfaction of liabilities in the normal course of business. This approach to presentation is qualified by the following additional descriptions of our financial position.

Debt

We have a substantial amount of accumulated debt, and our senior lender has a security interest in substantially all of our assets. We have been reliant on our senior secured lender to provide extensions to the maturity dates of its debt facilities and have been required to remit substantially all excess cash from tax credit sales as payments of that debt, in addition to other periodic payments. In order to meet our obligations during the next twelve months, we will need to refinance debt with our senior lender for amounts that are due on demand in the next twelve months or receive its continued cooperation.

Operational Cash Flows

We do not currently generate positive cash flow from our consolidated operations. We are reliant on obtaining additional liquidity to satisfy our operating obligations for the next twelve months. We are pursuing the following strategies to improve liquidity:

(Tabular data in thousands, except par value and per share data)

California Ethanol

Optimize Operations. We plan to continue to operate the Keyes Plant and to optimize operating parameters and purchase contracts based on market conditions.

Reduce Natural Gas Use and Reduce Ethanol Carbon Intensity. We are constructing a Mechanical Vapor Recompression ("MVR") system that is expected to significantly reduce the Keyes Plant's natural gas consumption and lower the carbon intensity of the ethanol produced at the Keyes Plant. This will reduce overall fuel costs and volatility and increase income from LCFS credits and Section 45Z production tax credits ("PTCs"). The MVR system is expected to become operational in 2026.

Monetize New Section 45Z Tax Credits. The Keyes Plant started earning Section 45Z PTCs effective January 1, 2025, and we are in the process of monetizing the credits earned during 2025 and 2026. The recent federal tax and budget legislation referred to as the "One Big Beautiful Bill" that was enacted in July 2025 contains provisions that are expected to increase our future income from Section 45Z PTCs for ethanol production, including an increase in the credit amount earned for each gallon of ethanol we produce and an extension of the term of the credits to a total of five years.

Evaluate New Technologies.  We continue to evaluate other opportunities to improve the Keyes Plant's financial performance by adopting new technologies or process changes that further improve energy efficiency, decrease feedstock costs, increase coproduct yields, and create other margin enhancements.

California Renewable Natural Gas

Operate Existing Digesters. As of March 31, 2026, the RNG segment operates twelve anaerobic digesters that produce biogas from manure waste received from fifteen dairies.

Construct New Digesters. We plan to continue to build new dairy digesters that increase cash flow from operations as allowed by capital availability. We have agreements with over fifty dairies and expect the next set of digesters to begin producing biogas in the third quarter of 2026. We are seeking new loans and other forms of financing from a variety of sources to facilitate additional digester construction.

Increase LCFS Credit Revenue. The California Air Resource Board ("CARB") has approved provisional pathways for the RNG produced from seven of our operating dairy digesters. Dairies with approved provisional LCFS pathways generate more LCFS credits than dairies with temporary pathways. We generate LCFS credits under lower temporary pathways at five operating digesters that have applications for provisional pathways pending with CARB. In addition, CARB's recently approved amendments to the LCFS regulation that became effective July 1, 2025, are expected to reduce the oversupply of LCFS credits and lead to higher LCFS credit prices in the future.

Monetize New Section 45Z Tax Credits.  Our RNG production started earning Section 45Z production tax credits effective January 1, 2025. We began monetizing the 2025 credits in December 2025, and we are planning to continue to monetize 2026 and later credits on a regular basis. The recent federal tax and budget legislation referred to as the "One Big Beautiful Bill" that was enacted in July 2025 contains provisions that are expected to increase our future income from Section 45Z tax credits for RNG production, including an increase in the credit amount earned for each MMBtu of RNG we produce and an extension of the term of the credits to a total of five years.

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

Maintain Self-Sustaining Cash Flow. Our India business has been self-sustaining in recent years from a cash and liquidity perspective, and we expect this to continue.

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

Summary

Notwithstanding our plans to improve liquidity and the favorable recent events described above, based on the extent of our debt and reliance on our senior secured lender, along with expected near-term shortfalls in cash flow from operations, substantial doubt exists about our ability to continue as a going concern over the next twelve months.

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2026 and 2025.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●

Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our consolidated condensed financial statements and accompanying notes included in Item 1 of Part I of this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and in other reports we file with the SEC. All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Founded in 2006 and headquartered in Cupertino, California, we are a renewable natural gas and biofuels company focused on the operation, acquisition, development, and commercialization of innovative technologies that lower fuel costs and reduce emissions. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be separately reportable that are collectively represented by the “All Other” category. Our mission is to produce innovative renewable fuel solutions that benefit communities and improve the environment. We are executing our mission by building a circular bioeconomy using agricultural products and waste to produce low carbon renewable fuels that create jobs, reduce greenhouse gas (“GHG”) emissions, and improve air quality. For revenue and other information regarding our operating segments, see Note 13 Segment Information, of the Notes to Consolidated Financial Statements of this Form 10-Q.

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces alcohol for other uses, Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”).  WDG, DCO, and CDS are sold as animal feed to more than 80 local dairies and feedlots. We also capture the Carbon Dioxide (“CO2”) generated by our fermenters and sell it to an industrial gas company that liquifies the CO₂ to sell to food, beverage, and industrial customers. We are implementing several energy efficiency initiatives focused on lowering the carbon intensity (“CI”) of our ethanol, primarily by decreasing the use of fossil natural gas. Recently completed energy efficiency projects include high efficiency heat exchangers and a solar micro grid. A significant energy efficiency project in progress is the Mechanical Vapor Recompression (“MVR”) system that will use low carbon electricity instead of natural gas. These changes will reduce our energy costs, lower the CI of the ethanol we produce, and generate increased cash flows from LCFS and tax credits. We have already begun procuring MVR equipment and expect the system to be operational in 2026.

Our California Dairy Renewable Natural Gas segment operates anaerobic digesters at local dairies near the Keyes Plant (many of whom also purchase WDG produced by the Keyes Plant as animal feed) to produce biogas from dairy waste, transports the biogas by pipeline to the Keyes Plant site, and converts the biogas to Renewable Natural Gas (“RNG”) that is delivered to customers through the utility natural gas pipeline. We currently operate twelve digesters that produce biogas from manure waste received from fifteen dairies, and we are actively growing with additional digesters under construction. We have constructed 36 miles of biogas collection pipeline and have received environmental approval to construct an additional 24 miles of pipeline. We currently have agreements to build digesters and receive waste from over 50 dairies and are seeking to sign agreements with additional dairies.

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

We are developing an SAF/RD production plant that is currently designed to produce 90 million gallons per year of combined SAF/RD or 78 million gallons per year of SAF from feedstocks consisting of renewable waste vegetable and animal oils. Our project is located at the Riverbank Industrial Complex in Riverbank, California. We signed a lease with an option to purchase the Riverbank Industrial Complex in 2021 and took possession of the site in 2022.  In 2023, we received a Use Permit and the California Environmental Quality Act ("CEQA") approval for the SAF/RD plant, and in 2024 we received Authority to Construct air permits for the plant. We are continuing with development activities, including engineering and financing. The Riverbank site has access to low carbon hydroelectric power, and our plant is designed to use renewable hydrogen that will be produced from byproducts of the SAF/RD production process.

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

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Revenues

Our revenues are derived primarily from sales of ethanol and WDG at our California Ethanol segment, renewable natural gas ("RNG") environmental attributes at our California Dairy Renewable Natural Gas segment, and biodiesel at our India Biodiesel segment.  We also generate IRA Section 45Z Production Tax Credits at the California Ethanol and RNG segments, which we recognize as revenue.

	2026	2025	Inc/(dec)	% change
California Ethanol	$38,825	$37,748	$1,077	2.9%
California Dairy Renewable Natural Gas	5,255	2,443	2,812	115.1%
India Biodiesel	10,539	2,695	7,844	291.1%
Total	$54,619	$42,886	$11,733	27.4%

California Ethanol. For the three months ended March 31, 2026, this segment generated 70% of its revenue from sales of ethanol, and the rest from sales of WDG, Corn Oil, CDS, and CO₂. It also generated and recognized $2.6 million in Section 45Z PTC income during the three months ended March 31, 2026; the revenue recognized during same period in 2025 does not include PTC income, as we recognized Section 45Z PTC income for calendar year 2025 in the fourth quarter of 2025, after establishing qualification for the PTCs under the applicable statute and guidance.  For the three months ended March 31, 2026, the Keyes Plant sold 13.7 million gallons of ethanol at an average price of $1.97 per gallon and 91.0 thousand tons of WDG at an average price of $84.46 per ton, compared to sales during the three months ended March 31, 2025, when the Keyes Plant sold 14.1 million gallons of ethanol at an average price of $1.98 per gallon and 93.0 thousand tons of WDG at an average price of $86.00 per ton.

California Dairy Renewable Natural Gas. During the three months ended March 31, 2026, we sold 109.5 thousand MMBtu ("million British thermal units") of RNG at an average price of 1.98 per MMBtu, compared to the three months ended March 31, 2025, when we sold 70.9 thousand MMBtu of RNG at an average price of $3.65 per MMBtu. During the three months ended March 31, 2026, we sold 801.3 thousand D3 RINs at an average price of $2.41 per D3 RIN, compared to the three months ended March 31, 2025, when we sold 388 thousand D3 RINs at an average price of $2.64 per RIN. During the period ended March 31, 2026, we sold 30.3 thousand LCFS credits at an average price of $55.00 each, compared to 16.0 thousand LCFS credits at an average price of $72.50 each during the period ended March 31, 2025. The RNG segment also generated $1.4 million of Section 45Z PTC income during the three months ended March 31, 2026; the revenue recognized during same period in 2025 does not include PTC income, as we recognized Section 45Z PTC income for calendar year 2025 in the fourth quarter of 2025, after establishing qualification for the PTCs under the applicable statute and guidance.

India Biodiesel. In 2025 and 2026, all our India sales of biodiesel were to government owned Oil Marketing Companies ("OMCs") pursuant to the OMC tender and allocation process. For the three months ended March 31, 2026, we generated 90% of our India segment revenues from the sale of biodiesel and 10% from other sales. The increase in revenues was primarily due to delivery on the OMC contracts during the quarter. We sold 9.2 thousand metric tons of biodiesel during the three months ended March 31, 2026, compared to no biodiesel sales during the three months ended March 31, 2025.

Cost of Goods Sold

Cost of goods sold consists primarily of feedstock, energy, chemicals, direct costs (principally labor and labor related costs), and overhead. Depending on the costs of these inputs in comparison to the sales price of our end products, our gross margins at any given time can vary from positive to negative. Overhead includes direct and indirect costs associated with plant operations, including the cost of repairs and maintenance, consumables, on-site security, insurance, and depreciation.

We purchase feedstock for the California Ethanol segment from J.D. Heiskell based on daily market prices for corn plus costs of rail transportation, local basis, and a handling fee paid to J.D. Heiskell. The credit term for the corn purchased from J.D. Heiskell is one day, netted from our product sales. Cost of goods sold also includes the cost of electricity and natural gas, chemicals, maintenance, direct labor, depreciation, and freight.

We obtain the feedstock for producing RNG from dairy operators who lease us their land for construction of our digesters and supply our digesters with manure in liquid form. Our cost of feedstock is established by manure supply agreements based on the value of the environmental attributes and the number of cows at each dairy.

We utilize several different feedstocks for the Kakinada Plant, including stearin, a non-edible feedstock, from neighboring natural oil processing plants. Raw material is received by truck and loaded at our vendor's nearby facilities. Credit terms vary by vendor. However, we generally receive 15 days of credit for the purchases. We purchase crude glycerin in the international market on letters of credit or advance payment terms as market prices become viable.

	2026	2025	Inc/(dec)	% change
California Ethanol	$38,253	$42,686	$(4,433)	(10.4)%
California Dairy Renewable Natural Gas	3,181	2,138	1,043	48.8%
India Biodiesel	10,429	3,142	7,287	231.9%
Total	$51,863	$47,966	$3,897	8.1%

California Ethanol. We ground 4.7 million bushels of corn at an average cost of $5.93 per bushel during the three months ended March 31, 2026, compared to 4.8 million bushels of corn at an average cost of $6.63 per bushel during the three months ended March 31, 2025. The decrease in cost of goods sold for the three months ended March 31, 2026, is mainly due to the planned reduction in the quantity of corn ground during the first two months of the quarter, along with an 11% decrease in the average corn price per bushel.

(Tabular data in thousands, except par value and per share data)

California Dairy Renewable Natural Gas. Cost of goods sold increased as a result of the increased manure costs, digester maintenance expenses, and depreciation from additional digesters placed into service.

India Biodiesel.  The increase in cost of goods sold during the three months ended March 31, 2026, compared to March 31, 2025, was attributable to an increase in biodiesel sales.

Gross Profit (Loss)

	2026	2025	Inc/(dec)	% change
California Ethanol	$572	$(4,938)	$5,510	(111.6)%
California Dairy Renewable Natural Gas	2,074	305	1,769	580.0%
India Biodiesel	110	(447)	557	(124.6)%
Total	$2,756	$(5,080)	$7,836	(154.3)%

California Ethanol. The gross profit during the three months ended March 31, 2026, compared to a gross loss during the same period in 2025, was attributable primarily to reduced volumes and reduced corn costs, as well as the $2.6 million of Section 45Z PTC income recognized during the three months ended March 31, 2026, but not during the three months ended March 31, 2025.

California Dairy Renewable Natural Gas. The increase in gross profit for the three months ended March 31, 2026, compared to the same period in 2025, is due to the increase in RNG production and associated environmental attributes, as well as the $1.4 million of Section 45Z PTC income recognized during the three months ended March 31, 2026, but not during the three months ended March 31, 2025.

India Biodiesel. The gross profit for the three months ended March 31, 2026, compared to the loss during same period in 2025, reflects the resumption of sales of biodiesel and refined glycerin.

Operating Expenses and Other Expenses

	2026	2025	Inc/(dec)	% change
Selling, general and administrative	9,091	10,475	(1,384)	(13.2)%

Other expense (income):
Interest expense
Interest rate expense	$12,403	$11,018	$1,385	12.6%
Debt related fees and amortization expense	1,971	2,675	(704)	(26.3)%
Accretion and other expenses of Series A preferred units	1,613	2,279	(666)	(29.2)%
Other income	(478)	(215)	(263)	122.3%

SG&A expenses consist primarily of salaries and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facility expenses. SG&A expenses as a percentage of revenue were 17% in the three months ended March 31, 2026, compared to 24% in the three months ended March 31, 2025. SG&A expense decreased compared to the same period in the prior year, while revenue increased during the three months ended March 31, 2026.

Other expenses consist primarily of interest and amortization expense on debt and accretion of the liability to repurchase Biogas Series A Preferred Units. The cost of debt includes issuance of warrants as renewal fees. The fair value of stock and warrants are amortized as expenses, except when the extinguishment accounting method is applied, in which case refinanced debt costs are recorded as extinguishment expense. Interest expense increased during the three months ended March 31, 2026, due to higher variable interest rates and higher debt balances.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $4.8 million at March 31, 2026, with $4.3 million held in our North American entities and $0.5 million in our India entity. We expect that our future available cash resources will be generated from operations, sales of equity, sales of tax credits, and new debt. Incurrence of new debt and the associated use of proceeds from future debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities, and debt at the end of each period were as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$4,797	$4,894
Current assets (including cash, cash equivalents, and deposits)	34,687	26,872
Current and long-term liabilities (excluding all debt)	186,787	184,908
Current & long-term debt	404,680	381,764

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

We are implementing several strategies to improve our cash flow from operations, as described in more detail in Note 16 Liquidity of the Notes to our Consolidated Financial Statements in this Form 10-Q.

Senior Secured Debt

As of March 31, 2026, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes totals $262.2 million, which is all due on demand by the lender. Third Eye Capital has provided a series of accommodating amendments to our debt facilities as described in further detail in Note 5 Debt of the Notes to Consolidated Financial Statements in this Form 10-Q. However, future amendments or accommodations will continue to be at the discretion of the lender. In the event our senior lender demands the debt in full, we would likely not have sufficient cash to pay the debt when due unless we are able to obtain alternative financing.

Change in Debt, Working Capital and Cash Flows

The following table describes the changes in current and long-term debt (in thousands) during the three months ended March 31, 2026:

Increases to debt:
Accrued interest	$12,846
Maturity date extension fee and other fees added to senior debt	1,700
Change in debt issuance costs, net of amortization	933
Secured loans and Working capital loan draw	10,896
TEC short term promissory note	1,800
Construction loan short term borrowings	3,945
Total increases to debt		$32,120
Decreases to debt:
Principal and interest payments and reductions to EB-5 promissory note	(6)
Term Loan Payments	(8)
Construction Term Loan Payments	(1,418)
Secured loans and Working capital loans payments	(7,756)
Payments on Term loans for capital expenditures	(14)
Reclass to accounts payable for payment	(2)
Total decreases to debt		$(9,204)
Change in total debt		$22,916

Cash used in operating activities was $10.6 million, derived from a net loss of $21.7 million, non-cash changes of $8.2 million, and changes in operating assets and liabilities of $3.0 million. The non-cash changes primarily consisted of: (i) $1.7 million in stock-based compensation expense, (ii) $2.5 million in depreciation expenses, (iii)  $2.0 million in amortization of debt issuance costs and other intangible assets, (iv) $1.6 million in preferred unit accretion and other expenses of Series A Preferred Units. Cash increases related to changes in operating assets and liabilities consisted primarily of (i) a decrease in inventory of $0.8 million primarily due to the India biodiesel segment selling biodiesel inventory, and (ii) a $1.2 million increase in accounts payable. This was offset by (i) a $6.6 million increase in accounts receivable, and (ii) a $3.7 million increase in the balance of other current assets primarily from earning Section 45Z PTCs.

Cash used in investing activities was $5.1 million, of which $6.5 million was primarily used for capital projects associated with production of RNG and energy efficiency projects in California offset by $1.4 million grants received.

Cash provided by financing activities was $14.7 million, consisting primarily of (i) $16.0 million proceeds from borrowings, and (ii) $6.6 million from sales of common stock, offset by $7.9 million in repayments of borrowings.

Our ongoing at-the-market stock sales registration allows us to sell shares of common stock into the publicly traded market. During the three months ended March 31, 2026, we sold 2.6 million shares of common stock for proceeds of $6.6 million net of commissions.

(Tabular data in thousands, except par value and per share data)

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported net sales and expenses for each period. We believe that of our most significant accounting policies and estimates, defined as those policies and estimates that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain are: liquidity; debt covenant forecast; and recoverability of long-lived assets. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements

None reported beyond those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10‑Q, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Tabular data in thousands, except par value and per share data)

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2026, we issued 112,733 shares of Aemetis, Inc. common stock to two lenders in connection with the lenders' exercise of warrants issued during the prior quarter. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

In February 2026, we issued 35,212 shares of Aemetis, Inc. common stock to a vendor in connection with a services agreement at an effective value of $1.42 per share, which was the closing price on the Nasdaq market on the date prior to such issuance. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as an issuance of securities not involving any public offering.

In March 2026, we issued a stock option pursuant to the 2019 Stock Plan to a consultant that is exercisable for 6,000 shares of Aemetis, Inc. common stock at an exercise price of $2.64 per share, which was the market price of our common stock on the day of issuance. The stock option has a term of 10 years, and one-twelfth of the shares vest every three months over a three-year period from the grant date. The issuance of this stock option and the future issuance of shares upon exercise of the option are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as an issuance of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended March 31, 2026.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Current Report

On May 5, 2026, Aemetis Biogas LLC ("ABGL") entered into an agreement titled Twelfth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Twelfth Amendment") with an effective date of April 30, 2026, that requires, among other provisions, ABGL to either (i) redeem all outstanding Series A Preferred Units by August 31, 2026, for an aggregate redemption price of $116.7 million or (ii) enter into a credit agreement in the form attached to the PUPA Twelfth Amendment. The PUPA Twelfth Amendment is attached as Exhibit 10.1 to this Form 10-Q and is described in the notes to the Financial Statements in Part I Item 1 of this Form 10-Q under Note 15 Subsequent Events. This description is a summary only and is qualified by the text of the attached Exhibit 10.1.

Item 6. Exhibits.

10.1	Twelfth Waiver and Amendment to Series A Preferred Unit Purchase Agreement, effective April 30, 2026, between Aemetis Biogas LLC, Protair-X Technologies Inc., and Third Eye Capital Corporation

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aemetis, Inc.

Date: May 7, 2026	By:	/s/ Eric A. McAfee
Eric A. McAfee Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)