Form 10-Q
period 2026-06-30
AEMETIS, INC
filed 2026-08-06
CIK 738214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the registrant’s Common Stock on July 31, 2026, was 72,169,594 shares.

AEMETIS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q, including statements regarding our assumptions, projections, expectations, targets, intentions, or beliefs about future events or other statements that are not historical facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans; trends in market conditions with respect to prices for inputs for our products and prices for our products; our ability to leverage approved feedstock pathways; our ability to leverage our location and infrastructure; our ability to incorporate lower-cost, non-food advanced biofuels feedstock at the Keyes Plant; our ability to expand into alternative markets for biodiesel and its byproducts, including continuing to expand our sales into international markets; our ability to maintain and expand strategic relationships with suppliers; our ability to access governmental carbon reduction incentives; our ability to supply gas into transportation markets; our ability to continue to develop, maintain, and protect new and existing intellectual property rights; our ability to adopt, develop and commercialize new technologies; our ability to extend or refinance our senior debt on terms reasonably acceptable to us or at all; our ability to continue to fund operations and our future sources of liquidity and capital resources; our ability to fund, develop, build, maintain and operate digesters, facilities and pipelines for our California Dairy Renewable Natural Gas segment; our ability to fund, develop and operate our carbon capture sequestration projects, including obtaining required permits; our ability to receive awarded grants by meeting all of the required conditions, including meeting the minimum contributions; our ability to obtain additional financing under the EB-5 program; our ability to generate and sell or utilize various credits, including California Low Carbon Fuel Standard ("LCFS"), federal Renewable Fuel Standard D3 RINs, federal Section 45Z production tax credits ("Section 45Z PTCs" or “PTCs”), and investment tax credits; our ability to improve margins; and our ability to raise additional debt and equity funding at the parent, subsidiary, or project level. Words or phrases such as “anticipates,” “may,” “will,” “should,” “could,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference, as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), including without limitation, our most recent Annual Report on Form 10-K and subsequent Form 10-Q filings. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AEMETIS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except for par value)

	June 30, 2026	December 31, 2025
	Unaudited
Assets
Current assets:
Cash and cash equivalents ($318 and $3,154 respectively from VIE)	$973	$4,894
Accounts receivable ($1,170 and $81 respectively from VIE)	2,315	484
Inventories ($454 and $307 respectively from VIE)	13,636	11,627
Prepaid expenses ($58 and $38 respectively from VIE)	1,541	1,531
Section 45Z production tax credits ($3,528 and $366 respectively from VIE)	12,167	5,478
Other current assets ($192 and $194 respectively from VIE)	2,363	2,856
Total current assets	32,995	26,870

Property, plant and equipment, net ($116,819 and $102,120 respectively from VIE)	242,828	219,717
Restricted cash ($2,543 and $2,992 respectively from VIE)	2,543	2,992
Operating lease right-of-use ($1,049 and $1,058 respectively from VIE)	2,029	2,256
Other assets ($3,397 and $3,333 respectively from VIE)	8,784	8,006
Total assets	$289,179	$259,841

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable ($15,741 and $4,959 respectively from VIE)	$31,291	$23,418
Current portion of long-term debt ($1,125 and $1,077 respectively from VIE)	303,415	279,143
Short-term borrowings ($300 and $300 respectively from VIE)	50,761	38,726
Other current liabilities ($1,521 and $387 respectively from VIE)	29,563	29,971
Total current liabilities	415,030	371,258
Long-term liabilities:
EB-5 notes	14,500	16,000
Other long-term debt ($47,212 and $47,875 respectively from VIE)	47,219	47,895
Series A preferred units ($130,195 and $126,910 respectively from VIE)	130,195	126,910
Other long-term liabilities ($914 and $940 respectively from VIE)	4,342	4,609
Total long-term liabilities	196,256	195,414

Stockholders' deficit:
Common stock, $0.001 par value; 140,000 authorized; 72,049 and 66,189 shares issued and outstanding each period, respectively	72	66
Additional paid-in capital	357,198	340,402
Accumulated deficit	(671,023)	(639,943)
Accumulated other comprehensive loss	(8,354)	(7,356)
Total stockholders' deficit	(322,107)	(306,831)
Total liabilities and stockholders' deficit	$289,179	$259,841

The accompanying notes are an integral part of the consolidated condensed financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands except for loss per share)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues	$62,700	$52,243	$117,319	$95,129
Cost of goods sold	49,185	55,598	101,048	103,564
Gross profit (loss)	13,515	(3,355)	16,271	(8,435)

Selling, general and administrative expenses	7,742	7,319	16,833	17,794
Operating income (loss)	5,773	(10,674)	(562)	(26,229)

Other expense (income):
Interest expense
Interest rate expense	13,310	11,235	25,713	22,253
Debt related fees and amortization expense	355	1,095	2,326	3,770
Accretion and other expenses of Series A preferred units	1,509	2,032	3,122	4,311
Total interest expense	15,174	14,362	31,161	30,334
Other income	(34)	(1,112)	(512)	(1,327)
Other expense (income), net	15,140	13,250	30,649	29,007

Loss before income taxes	(9,367)	(23,924)	(31,211)	(55,236)
Income tax benefit	-	(529)	(131)	(7,312)
Net loss	$(9,367)	$(23,395)	$(31,080)	$(47,924)

Other comprehensive loss
Foreign currency translation gain (loss)	(62)	(3)	(998)	10
Comprehensive loss	$(9,429)	$(23,398)	$(32,078)	$(47,914)

Net loss per share
Basic	$(0.13)	$(0.41)	$(0.45)	$(0.87)
Diluted	$(0.13)	$(0.41)	$(0.45)	$(0.87)

Weighted-average shares outstanding
Basic	70,885	57,676	68,855	55,144
Diluted	70,885	57,676	68,855	55,144

The accompanying notes are an integral part of the consolidated condensed financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended June 30,
	2026	2025
Operating activities:
Net loss	$(31,080)	$(47,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,825	3,691
Stock issued for services	50	50
Depreciation	5,057	4,708
Bad debt expense	363	-
Intangibles and other amortization expense	23	23
Debt related fees and amortization expense	2,326	3,770
Accretion and other expenses of Series A preferred units	3,122	4,311
Loss on sale/disposal of assets	108	-
Changes in operating assets and liabilities:
Accounts receivable	(2,218)	(444)
Inventories	(2,523)	12,958
Prepaid expenses	(15)	274
Tax credit sale receivable	-	12,300
Section 45Z production tax credits	(6,689)	-
Other assets	250	150
Accounts payable	(2,536)	(9,467)
Accrued interest expense and fees	21,282	9,380
Other liabilities	(2,784)	643
Net cash used in operating activities	(12,439)	(5,577)

Investing activities:
Capital expenditures	(15,083)	(5,350)
Grant proceeds for capital expenditures	1,440	411
Proceeds from sale of fixed assets	2	-
Net cash used in investing activities	(13,641)	(4,939)

Financing activities:
Proceeds from borrowings	21,462	21,319
Repayments of borrowings	(13,305)	(25,411)
Payments on Series A preferred financing	-	(2,200)
Lender debt renewal and waiver fee payments	-	(495)
Payments on finance leases	(145)	(162)
Proceeds from sales of common stock	13,693	17,960
Proceeds from exercise of stock options	49	257
Net cash provided by financing activities	21,754	11,268

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(44)	7
Net change in cash, cash equivalents, and restricted cash for period	(4,370)	759
Cash, cash equivalents, and restricted cash at beginning of period	7,886	3,831
Cash, cash equivalents and restricted cash at end of period	$3,516	$4,590

Supplemental disclosures of cash flow information, cash paid:
Cash paid for interest	$4,862	$11,404
Income taxes paid	$-	$-
Supplemental disclosures of cash flow information, non-cash transactions:
Settlement of accounts payable via issuance of common stock	$-	$45
Fair value of warrants issued to subordinated debt holders	$185	$584
Subordinated debt extension fees added to debt	$340	$680
Financing lease liabilities arising from obtaining right of use assets	$826	$-
Lender debt extension, waiver, and other fees added to debt	$1,700	$2,595
Accrued capital expenditures in construction financing	$4,925	$-
Capital expenditures in accounts payable and accruals	$18,748	$14,429

The accompanying notes are an integral part of the consolidated condensed financial statements.

AEMETIS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands)

	For the three and six months ended June 30, 2026
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Loss	deficit

Balance at December 31, 2025	66,189	$66	$340,402	$(639,943)	$(7,356)	$(306,831)
Issuance of common stock	2,564	3	6,585	-	-	6,588
Stock-based compensation	379	-	1,704	-	-	1,704
Issuance of common stock for services	35	-	50	-	-	50
Issuance and exercise of warrants	113	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	(936)	(936)
Net loss	-	-	-	(21,713)	-	(21,713)
Balance at March 31, 2026	69,280	$69	$348,741	$(661,656)	$(8,292)	$(321,138)

Issuance of common stock	2,588	3	7,102	-	-	7,105
Stock options exercised	181	-	49	-	-	49
Stock-based compensation	-	-	1,121	-	-	1,121
Issuance and exercise of warrants	-	-	185	-	-	185
Foreign currency translation loss	-	-	-	-	(62)	(62)
Net loss	-	-	-	(9,367)	-	(9,367)
Balance at June 30, 2026	72,049	$72	$357,198	$(671,023)	$(8,354)	$(322,107)

	For the three and six months ended June 30, 2025
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
Description	Shares	Dollars	Capital	Deficit	Income (Loss)	deficit

Balance at December 31, 2024	51,139	$51	$305,329	$(562,942)	$(6,366)	$(263,928)
Issuance of common stock	2,370	3	5,084	-	-	5,087
Stock options exercised	51	-	50	-	-	50
Stock-based compensation	369	-	2,308	-	-	2,308
Issuance and exercise of warrants	113	-	304	-	-	304
Foreign currency translation gain	-	-	-	-	13	13
Net loss	-	-	-	(24,529)	-	(24,529)
Balance at March 31, 2025	54,042	$54	$313,075	$(587,471)	$(6,353)	$(280,695)

Issuance of common stock	7,664	8	12,960	-	-	12,968
Stock options exercised	289	-	207	-	-	207
Stock-based compensation	-	-	1,383	-	-	1,383
Issuance and exercise of warrants	-	-	280	-	-	280
Foreign currency translation loss	-	-	-	-	(3)	(3)
Net loss	-	-	-	(23,395)	-	(23,395)
Balance at June 30, 2025	61,995	$62	$327,905	$(610,866)	$(6,356)	$(289,255)

The accompanying notes are an integral part of the consolidated condensed financial statements.

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

► California Ethanol – We own and operate a 65 million gallon per year capacity ethanol production facility in Keyes, California (the “Keyes Plant”). In addition to low carbon renewable fuel ethanol, the Keyes Plant produces Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”). WDG and CDS are sold to local dairies or feedlots as animal feed, and DCO is sold to commodity aggregators as feedstock for the production of Renewable Diesel. The Keyes Plant also sells Carbon Dioxide (“CO₂") captured from the fermentation process to produce commercial grade CO₂ for the food, beverage, and other industries. We are implementing several energy efficiency initiatives at the Keyes Plant focused on reducing operating costs and lowering the carbon intensity of our ethanol to increase revenues.

► California Dairy Renewable Natural Gas – We produce Renewable Natural Gas ("RNG") in central California. We currently have twelve anaerobic digesters that produce biogas from dairy waste received from fifteen dairies, a 36-mile biogas collection pipeline leading to a central RNG production facility, and an interconnection to inject the RNG into the utility natural gas pipeline for delivery for use as transportation fuel. We are actively expanding our RNG production, with two additional dairy digesters under construction, agreements with over fifty dairies, and environmental review completed for an additional 24 miles of biogas pipeline. We are also building our own RNG fuel dispensing station, which is planned to begin operating in 2026.

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

Our current and planned businesses produce renewable fuels and reduce emissions, generating revenues from biofuel sales, federal Renewable Fuel Standard ("RFS") credits (referred to as “D3 RINs”), federal Section 45Z production tax credits (“Section 45Z PTCs” or “PTCs”), California Low Carbon Fuel Standard (“LCFS”) credits, and other investment and production tax credits.

(Tabular data in thousands, except par value and per share data)

Basis of Presentation and Consolidation

These consolidated condensed financial statements include the accounts of Aemetis, Inc. and its subsidiaries. We consolidate all entities in which we hold a "controlling financial interest." For voting interest entities, we are considered to hold a controlling financial interest when we are able to exercise control over the investees' operating and financial decisions. For variable interest entities ("VIEs"), the determination of which is based on the amount and characteristics of the entity's equity, we are considered to hold a controlling financial interest when we are determined to be the primary beneficiary. A primary beneficiary is the party that has both: (1) the power to direct the activities that most significantly impact that VIE's economic performance, and (2) the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to that VIE.

The accompanying consolidated condensed balance sheet as of  June 30, 2026, the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the consolidated condensed statements of cash flows for the six months ended June 30, 2026 and 2025, and the consolidated statements of stockholders’ deficit for the three and six months ended June 30, 2026 and 2025, are unaudited. The consolidated condensed balance sheet as of  December 31, 2025, is derived from the 2025 audited consolidated financial statements and notes thereto. All intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the unaudited interim consolidated condensed financial statements as of and for the three and six months ended June 30, 2026 and 2025, have been prepared on the same basis as the audited consolidated statements as of and for the year ended  December 31, 2025, and reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year, or any future periods.

In the fourth quarter of 2025 we adopted a policy to account for transferable PTCs by analogy to the grant model within International Accounting Standards 20 (IAS20), to recognize the credits when earned upon production and dispensing of eligible RNG and ethanol. We presented all twelve months of 2025 PTC earnings in the fourth quarter of 2025 as income separate from revenue in the consolidated statement of operations and comprehensive loss. Starting in the first quarter of 2026, PTCs are presented within Revenues. Starting in the second quarter of 2026, accrued but unmonetized Section 45Z PTCs are presented as a separate line item on the consolidated condensed balance sheets. The prior period amount of $5.5 million as of December 31, 2025, which was previously included within other current assets, has been reclassified to conform to the current period presentation. This change in presentation had no effect on total current assets, total assets, net income, or cash flows.

Recent Accounting Pronouncements

In May 2026, the Financial Accounting Standards Board ("FASB") issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting and disclosure requirements for environmental credits and environmental credit obligations that will begin to apply in 2028. The Company's operations involve environmental credits, including Renewable Identification Numbers ("RINs"), Low Carbon Fuel Standard ("LCFS") credits, and other types of credits. The Company is currently evaluating the impact of the new guidance on its accounting policies, financial statement presentation, and disclosures. The Company has not yet determined the impact that adoption of this standard will have on its consolidated financial statements and related disclosures.

(Tabular data in thousands, except par value and per share data)

2. Cash, Cash Equivalents, and Restricted Cash

Restricted cash shown in the consolidated condensed balance sheets includes amounts set aside pursuant to the Aemetis Biogas 1 LLC Term Loan Agreement and the Aemetis Biogas 2 LLC Construction and Term Loan Agreement for financing reserves and construction contingencies. These loans are described further in Note 5 - Debt.

The following table reconciles cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets to the total of the same amounts shown in the statement of cash flows:

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$973	$4,894
Restricted cash	2,543	2,992
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$3,516	$7,886

3. Inventories

Inventories consist of the following:

	As of
	June 30, 2026	December 31, 2025
Raw materials	$4,902	$9,593
Work-in-progress	1,589	1,402
Finished goods	7,145	632
Total inventories	$13,636	$11,627

As of  June 30, 2026 and  December 31, 2025, we recognized a lower of cost or net realizable value adjustment of $67 thousand and $158 thousand, respectively, related to inventory.

4. Property, Plant and Equipment

Property, plant and equipment, net consists of the following:

	As of
	June 30, 2026	December 31, 2025
Land	$8,589	$8,616
Plant and buildings	199,632	200,008
Furniture and fixtures	2,952	3,036
Machinery and equipment	5,933	5,894
Construction in progress	84,062	57,043
Property held for development	15,431	15,431
Finance lease right of use assets	3,602	2,889
Total gross property, plant & equipment	320,201	292,917
Less accumulated depreciation	(77,373)	(73,200)
Total property, plant & equipment, net	$242,828	$219,717

For the three months ended  June 30, 2026 and 2025, interest capitalized in property, plant and equipment was $1.3 million and $1.1 million, respectively. For the six months ended June 30, 2026 and 2025, interest capitalized in property, plant and equipment was $2.4 million and $2.1 million, respectively.

(Tabular data in thousands, except par value and per share data)

Construction in progress includes biogas dairy digesters, mechanical vapor recompression at the Keyes Plant, the Riverbank sustainable aviation fuel and renewable diesel plant, and the Carbon Capture and Underground Sequestration ("CCUS") facilities. Property held for development is the partially completed plant in Goodland, Kansas (the "Goodland Plant"). Depreciation begins for each project when construction is complete and the project is placed into service, and is calculated using the straight-line method to allocate the depreciable amount over the estimated useful life of the applicable asset as follows:

Years
Plant and buildings	20 - 30
Machinery and equipment	5 - 15
Furniture and fixtures	3 - 5

For the three months ended  June 30, 2026 and 2025, depreciation expense was $2.5 million and $2.3 million, respectively. For the six months ended  June 30, 2026 and 2025, depreciation expense was $5.1 million and $4.7 million, respectively.

5. Debt

Debt consists of the following:

	June 30, 2026	December 31, 2025
Third Eye Capital term notes	$7,274	$7,258
Third Eye Capital revenue participation term notes	12,213	12,185
Third Eye Capital revolving credit facility	40,727	36,368
Third Eye Capital revolving notes Series B	94,946	85,430
Third Eye Capital acquisition term notes	26,998	26,934
Third Eye Capital Fuels revolving line	55,309	49,230
Third Eye Capital Carbon revolving line	32,110	29,763
Construction term loans	48,079	48,690
Cilion shareholder seller notes payable	7,574	7,463
Subordinated notes	21,973	21,065
EB-5 promissory notes	39,613	39,409
Working capital loans	1,584	-
Term loans on capital expenditures	558	563
Equipment financing	33	45
Short-term construction funding	26,904	17,361
Total debt	415,895	381,764
Less current portion of debt	354,176	317,869
Total long-term debt	$61,719	$63,895

(Tabular data in thousands, except par value and per share data)

Third Eye Capital Keyes Notes. On July 6, 2012, Aemetis, Inc., Aemetis Advanced Fuels Keyes, Inc. (“AAFK”), and Aemetis Facility Keyes, Inc. ("AFK") entered into an Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Third Eye Capital Corporation ("Third Eye Capital"). Pursuant to the Note Purchase Agreement, Third Eye Capital, as administrative agent on behalf of several noteholders, extended credit in the form of (i) senior secured term loans in an aggregate principal amount of approximately $7.2 million to replace existing notes held by Third Eye Capital (the “Term Notes”); (ii) senior secured revolving loans in an aggregate principal amount of $18.0 million (the “Revolving Credit Facility”); (iii) senior secured term loans in the principal amount of $10.0 million to convert the prior revenue participation agreement to notes (the “Revenue Participation Term Notes”); and (iv) senior secured term loans in an aggregate principal amount of $15.0 million (the “Acquisition Term Notes”) used to fund the cash portion of the acquisition of Cilion, Inc. On May 16, 2023, we entered into a new Revolving Notes Series B agreement with Third Eye Capital related to certain existing principal under the Revolving Credit Facility and for subsequent principal increases. The Term Notes, Revolving Credit Facility, Revolving Notes Series B, Revenue Participation Term Notes, Acquisition Term Notes, and Short-Term Promissory Note are referred to herein collectively as the "Third Eye Capital Keyes Notes" or "Notes". The Third Eye Capital Keyes Notes have been amended several times, and the current key terms are as follows:

A.	Term Notes. The Term Notes accrue interest at 14% per annum and are due on demand. As of June 30, 2026, we had $7.3 million in principal, interest and fees outstanding under the Term Notes.

B.

Revolving Credit Facility. The Revolving Credit Facility accrues interest at prime rate plus 13.75% (20.50% as of  June 30, 2026) payable monthly in arrears and is due on demand. As of  June 30, 2026, we had $40.7 million in principal, interest and waiver fees outstanding under the Revolving Credit Facility.

C.

Revolving Notes Series B. The Revolving Notes Series B accrue interest at prime rate plus 13.75% (20.50% as of  June 30, 2026) payable monthly in arrears and is due on demand. As of  June 30, 2026, we had $94.9 million in principal, interest and waiver fees outstanding under the Revolving Notes Series B.

D.

Revenue Participation Term Notes. The Revenue Participation Term Notes accrue interest at 5% per annum and are due on demand. As of  June 30, 2026, we had $12.2 million in principal and interest outstanding under the Revenue Participation Term Notes.

E.

Acquisition Term Notes. The Acquisition Term Notes accrue interest at prime rate plus 10.75% (17.50% as of  June 30, 2026) and are due on demand. As of  June 30, 2026, we had $19.5 million in principal and interest, and a $7.5 million redemption fee outstanding under the Acquisition Term Notes.

F.	Short-Term Promissory Note. In March 2026, the Company borrowed $2.0 million from Third Eye Capital and issued a promissory note accruing interest at 20.5% per annum, maturing on April 30, 2026. In April 2026, the note was paid in full.

The Third Eye Capital Keyes Notes contain various covenants, including but not limited to, debt to plant value ratio, minimum production requirements, and restrictions on capital expenditures. As of June 30, 2026, we obtained a waiver for the violation of debt to plant value ratio covenant and restrictions on capital expenditures covenant. The terms of the Notes allow the lender to call the debt in the event of a default that could reasonably be expected to have a material adverse effect on the Company, such as any change in the business, operations, or financial condition. The Notes allow interest to be added to the outstanding principal balance. The Notes are secured by first priority liens on all real and personal property of, assignment of proceeds from all government grants, and guarantees from our North American subsidiaries except for Aemetis Biogas LLC and its subsidiaries and contain cross-collateral and cross-default provisions. McAfee Capital, LLC (“McAfee Capital”), owned by Eric McAfee, the Company's Chairman and CEO, provided a guaranty of payment and performance secured by all Company shares owned by McAfee Capital and additional assets, and Mr. McAfee has also provided a personal guaranty of up to $10 million plus a pledge of his ownership interest in several personal assets.

(Tabular data in thousands, except par value and per share data)

Third Eye Capital Fuels and Carbon Credit Facilities. On March 2, 2022, Goodland Advanced Fuels, Inc. ("GAFI") and Aemetis Carbon Capture, Inc. (“ACCI”) entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Third Eye Capital, as administrative agent and collateral agent, and the lender parties thereto that provides two credit lines, one with GAFI (the “Fuels Revolving Line”) and a second with ACCI (the “Carbon Revolving Line”). Loans received under the Fuels Revolving Line are due on demand. They accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 11.00% and (ii) fifteen percent (15.0%) (17.75% as of  June 30, 2026). Loans received under the Carbon Revolving Line are due on demand and accrue interest per annum at a rate equal to the greater of (i) the prime rate plus 9.00% and (ii) thirteen percent (13.0%) (15.75% as of  June 30, 2026). The Credit Agreement contains several affirmative and negative covenants, and loans under the Credit Agreement are secured by first priority liens on all real and personal property of and guarantees from the Company's U.S. subsidiaries except for Aemetis Biogas LLC and its subsidiaries. As of  June 30, 2026 and  December 31, 2025, GAFI had principal and interest outstanding of $55.3 million and $49.2 million, respectively, classified as current debt. As of  June 30, 2026, ACCI had principal and interest outstanding of $32.1 million classified as current debt. As of December 31, 2025, ACCI had principal and interest outstanding of $30.0 million classified as current debt, and $0.2 million in unamortized debt issuance costs.

Cilion Purchase Obligation. In connection with the merger between Aemetis Facility Keyes, Inc. and Cilion, Inc. ("Cilion") on July 6, 2012, we incurred a $5.0 million payment obligation to Cilion shareholders as merger compensation. The liability accrues interest at 3% per annum. As of  June 30, 2026 and  December 31, 2025, we had $7.6 million and $7.5 million in principal and interest outstanding under the Cilion purchase obligation, respectively, classified as current debt.

Subordinated Notes. In 2012 and 2013, AAFK entered into Note and Warrant Purchase Agreements with two accredited investors pursuant to which it issued $3.4 million in notes to the investors (“Subordinated Notes”). The Subordinated Notes mature every six months, and the current maturity date is December 31, 2026. Upon maturity, the Subordinated Notes are renewable at our election for six-month periods with a fee of 10% of the original note amount added to the balance outstanding plus issuance of warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock with an exercise price of $0.01 per share with a two-year term. Interest accrues at 10% per annum and is due at maturity. Neither AAFK nor Aemetis may make any principal payments under the Subordinated Notes until all AAFK debts to Third Eye Capital are paid in full. As of  June 30, 2026 and  December 31, 2025, AAFK had, in aggregate, $22.5 million and $21.6 million in principal and interest outstanding, respectively, under the Subordinated Notes. As of  June 30, 2026 and  December 31, 2025, AAFK had $0.5 million in unamortized debt issuance costs related to the subordinated notes.

EB-5 Promissory Notes. EB-5 is a U.S. government program authorized by the Immigration and Nationality Act that is designed to foster employment-based visa preference for immigrant investors to encourage the flow of capital into the U.S. economy and to promote employment of U.S. workers. Our subsidiary AE Advanced Fuels, Inc. ("AEAF") entered into a Note Purchase Agreement dated March 4, 2011 (as further amended on January 19, 2012 and July 24, 2012) with Advanced BioEnergy, LP, a California limited partnership authorized by U.S. Citizenship and Immigration Services as a Regional Center to receive EB-5 investments, for the issuance of up to 72 subordinated convertible promissory notes (the “EB-5 Notes”) bearing interest at 2 to 3%. The EB-5 Notes are convertible into Aemetis, Inc. common stock at a conversion price of $30 per share. Advanced BioEnergy, LP received equity investments from foreign investors, and then Advanced BioEnergy, LP used the invested equity to make loans to AEAF. The EB-5 Notes are subordinated to the Company's senior secured debt to Third Eye Capital. On February 27, 2019, Advanced BioEnergy, LP, and AEAF entered into an Amendment to the EB-5 Notes that modified the stated maturity dates of the EB-5 Notes to provide automatic six-month extensions as long as the Advanced BioEnergy, LP investors’ immigration processes are in progress. Accordingly, notes derived from Advanced BioEnergy, LP equity provided by investors pending green card approval have been recognized as long-term debt while notes derived from Advanced BioEnergy, LP equity provided by investors who have obtained green card approval have been classified as current debt. As of  June 30, 2026 and  December 31, 2025, $35.1 million and $34.9 million was outstanding, respectively, on the EB-5 Notes.

In 2016, the Company launched its EB-5 Phase II funding (the "EB-5 Phase II Funding") and entered into certain Note Purchase Agreements with Advanced BioEnergy II, LP, a California limited partnership authorized to receive EB-5 equity funding investments. The Company's subsidiary Aemetis Advanced Products Keyes, Inc. received $4 million in loan funds from Advanced BioEnergy II, LP from 2018 to 2019. As of both  June 30, 2026 and  December 31, 2025, $4.5 million was outstanding on the notes under the EB-5 Phase II funding.

(Tabular data in thousands, except par value and per share data)

India Biodiesel Secured and Unsecured Loans. On January 7, 2026, the Company's subsidiary Universal Biofuels Private Limited ("UBPL") entered into a secured loan agreement with a trade partner in an amount not to exceed $3.2 million that is secured by the fixed and currents assets of the Kakinada Plant. On February 8, 2026, UBPL entered into a short-term loan agreement with a different trade partner. Each loan bears interest at 18% that is payable monthly. The draws under each loan must be repaid within twelve months of the draw date. During the six months ended June 30, 2026, UBPL received a total of $5.6 million in draws and repaid $3.9 million under these agreements.

UBPL maintains a factoring arrangement to leverage certain trade receivables and receive short-term funding from a third-party financial institution. UBPL retains the risk of nonpayment on the transferred receivables, so the arrangement does not meet the criteria for sale accounting under ASC 860, and we account for the funding as secured borrowing. Under this arrangement, UBPL receives cash advances that are recorded as debt, and the funds received are net of 8.1% interest that is recorded as interest expense. UBPL retains the accounts receivable balances in its balance sheet. During the six months ended June 30, 2026, UBPL received a total of $6.8 million in draws and repaid $6.8 million under this agreement.

As of  June 30, 2026 and  December 31, 2025, UBPL's outstanding balances under all loan agreements totaled $1.6 million and $0.0 million, respectively.

Aemetis Biogas 1 LLC Term Loan. On  October 4, 2022, Aemetis Biogas 1 LLC ("AB1") entered into a Construction Loan Agreement ("AB1 Construction Loan") pursuant to which the lender made available an aggregate principal amount of $25 million. Effective December 22, 2023, the AB1 Construction Loan was refinanced and replaced with a term loan ("AB1 Term Loan") that is secured by all personal and real property of AB1. It bears interest at a rate of 9.25% per annum, to be adjusted every five years to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00% or (ii) the index floor. Other material terms of the loan include: (i) monthly payments of interest only beginning  January 22, 2024, (ii) equal monthly payments of principal and interest beginning January 22, 2025, and (iii) a maturity date of December 22, 2042, at which time the unpaid principal and interest are due and payable. The AB1 Term Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB1 Term Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of June 30, 2026 and December 31, 2025, AB1 had $24.2 million and $24.5 million outstanding, respectively, under the AB1 Term Loan.

Aemetis Biogas 2 LLC Construction and Term Loan. On July 28, 2023, Aemetis Biogas 2 LLC ("AB2") entered into a Construction and Term Loan Agreement ("AB2 Loan"), pursuant to which the lender made available an aggregate principal amount of $25 million. The loan is secured by all personal and real property of AB2. The loan bears interest at a rate of 8.75% per annum, to be adjusted every five years to equal the five-year Treasury Constant Maturity Rate, as published by the Board of Governors of the Federal Reserve System as of the adjustment date, plus 5.00%. Other material terms of the AB2 Loan include: (i) monthly payments of interest only beginning August 15, 2023, (ii) equal monthly payments of principal and interest beginning August 15, 2025, and (iii) a maturity date of July 28, 2043, at which time the unpaid principal and interest are due and payable. The AB2 Loan contains certain financial covenants to be measured as of the last day of each fiscal year beginning fiscal year end 2025, and annually for the term of the loan. The AB2 Loan also contains other affirmative and negative covenants, representations and warranties, and events of default customary for loan agreements of this nature. As of  June 30, 2026 and  December 31, 2025, AB2 had $24.6 million and $25.0 million outstanding, respectively, and unamortized discount issuance costs of $0.7 million and $0.8 million, respectively, under the AB2 Loan.

Term loans on equipment financing. In order to purchase production equipment in 2025, AAFK entered into a financing agreement totaling $51 thousand with interest payable at 7.49% per year. As of  June 30, 2026 and  December 31, 2025, AAFK had outstanding balances under this agreement of $33 thousand and $45 thousand.

(Tabular data in thousands, except par value and per share data)

Term loans on capital expenditures. In connection with the acquisition of a vehicle in 2021, Aemetis Biogas Services ("ABS") entered into a financing agreement totaling $54.5 thousand with interest payable at 6.59% per year. As of  June 30, 2026 and  December 31, 2025, ABS had outstanding balances under this agreement of $8 thousand and $13 thousand.

In connection with its acquisition of real property in November 2024, the Company's subsidiary Aemetis RNG Fuels 1 LLC ("RNG1") entered into two installment note agreements with private lenders totaling $840 thousand with interest payable monthly at 11.99% per year. As of  June 30, 2026 and  December 31, 2025, RNG1 had outstanding balances under these agreements totaling $550 thousand, respectively.

Short-term construction funding. In connection with the construction of the Mechanical Vapor Recompression ("MVR") system at the Keyes plant, AAFK entered into a construction agreement whereby it will pay the contractor amounts owed under the construction agreement 60 days following completion of the project. The unpaid costs accrue interest at 7.75% until payment. As of  June 30, 2026 and  December 31, 2025, the balances owed were $26.9 million and $17.4 million, respectively, and were classified as short-term borrowings.

Maturity Date Schedule

The following table shows scheduled repayments for the Company's debt obligations by year:

Twelve Months ended June 30,	Debt Repayments
2027	$354,176
2028	15,968
2029	1,338
2030	1,467
2031	1,607
Thereafter	42,080
Total debt	416,636
Debt issuance costs	(741)
Total debt, net of debt issuance costs	$415,895

6. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the dilution of common stock equivalents such as options, convertible debt, and warrants to the extent the impact is dilutive. The following table shows the number of potentially dilutive shares excluded from the diluted net loss per share calculation as of  June 30, 2026 and 2025, because their effect would have been anti-dilutive:

	As of
	June 30, 2026	June 30, 2025
Common stock options and warrants	10,661	9,244
Debt with conversion feature at $30 per share of common stock	1,170	1,159
Total number of potentially dilutive shares	11,831	10,403

(Tabular data in thousands, except par value and per share data)

7. Revenue and Accounts Receivable

California Ethanol Revenues: We sell our ethanol segment products to J.D. Heiskell, which sells them to third parties designated by us. We record revenue for ethanol when we transfer ethanol into our storage tank, which is leased to J.D. Heiskell, and when product is loaded into shipping trucks for products other than ethanol. We also buy our corn feedstock from J.D. Heiskell. Transaction prices for ethanol sales and corn purchases are based on daily market prices. We invoice J.D. Heiskell each business day for the net balance between ethanol and other product sales and our corn purchases, and J.D. Heiskell pays on the next business day. In the first six months of 2026, we recognized Section 45Z PTC income upon production of eligible ethanol. The following table lists the California Ethanol segment revenues:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Ethanol sales	$34,037	$27,724	$61,160	$55,783
WDG sales	9,720	7,828	17,400	15,828
Other sales	2,623	1,736	4,051	3,425
Total revenue from contracts with customers	46,380	37,288	82,611	75,036
PTC income	6,485	-	9,080	-
Total revenue	$52,865	$37,288	$91,691	$75,036

California Dairy Renewable Natural Gas Revenues: Our RNG production facilities as of  June 30, 2026, include twelve anaerobic digesters that produce biogas from manure waste received from fifteen dairies, a 36-mile biogas collection pipeline leading from the dairy digesters to a central upgrading hub that produces RNG, and an interconnect to inject the RNG into the utility natural gas pipeline for delivery to customers for use as transportation fuel. We also generate sellable credits under the federal Renewable Fuel Standard (referred to as "D3 RINs") and the California Low Carbon Fuel Standard ("LCFS"), as well as tax credit programs. We recognize revenue from natural gas sales when we inject the RNG into the utility pipeline and we recognize revenue from sales of D3 RINs and LCFS credits when we sell the credits. We recognize Section 45Z PTC income upon dispensing of eligible RNG. The following table lists RNG segment revenues:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Gas sales	$222	$292	$439	$551
LCFS credit sales	1,807	773	3,470	1,933
RIN sales	3,210	1,986	5,141	3,010
Total revenue from contracts with customers	5,239	3,051	9,050	5,494
PTC income	2,086	-	3,529	-
Total revenue	$7,325	$3,051	$12,579	$5,494

(Tabular data in thousands, except par value and per share data)

India Biodiesel Revenues: We sell biodiesel to the government-owned India Oil Market Companies pursuant to tender offers, and we sell refined glycerin to private parties. We also occasionally sell feedstock based on market conditions. The following table shows sales in our India Biodiesel segment by product category:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Biodiesel sales	$1,404	$9,541	$10,937	$9,541
Other sales	1,106	2,363	2,112	5,058
Total revenue	$2,510	$11,904	$13,049	$14,599

Across all segments, revenue is recognized at the point in time when performance obligations have been met. Accounts receivable for all segments represent invoicing with varying payment terms, but with no variable consideration or financing. The opening balance of accounts receivable for all segments as of January 1, 2025, was $1.8 million, and the closing balances as of  June 30, 2026 and  December 31, 2025, were $2.3 million and $0.5 million, respectively. As of  June 30, 2026 and  December 31, 2025, the allowance for credit losses on trade receivables, for all segments was $72.4 thousand and $385.0 thousand, respectively. There were no liabilities for unearned revenue for any segment as of  June 30, 2026.

8. Leases

We are a party to operating leases for our corporate office in Cupertino, modular offices, land leases and laboratory facilities. We have also entered into several finance leases for mobile equipment and for the Riverbank Industrial Complex. These finance leases have a purchase option at the end of the term that we are reasonably certain we will exercise, so the leases are classified as finance leases. All of our leases aside from our land leases have remaining terms of one year to 11 years; the land leases have remaining terms over 20 years. We apply an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize those lease payments in the consolidated condensed statements of operations as we incur the expenses.

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

(Tabular data in thousands, except par value and per share data)

The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost
Operating lease expense	$180	$202	$360	$392
Short-term lease expense	65	45	168	86
Variable lease expense	41	23	85	46
Total operating lease cost	$286	$270	$613	$524

Finance lease cost
Amortization of right-of-use assets	$33	$30	$63	$60
Interest on lease liabilities	133	89	246	179
Total finance lease cost	$166	$119	$309	$239

Cash paid for amounts included in the measurement of lease liabilities:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating cash flows used in operating leases	$221	$233	$396	$419
Operating cash flows used in finance leases	$133	$89	$246	$179
Financing cash flows used in finance leases	$195	$154	$145	$162

Supplemental non-cash flow information related to ROU assets and lease liabilities is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating leases
Accretion of the lease liability	$65	$84	$134	$161
Amortization of right-of-use assets	$116	$118	$227	$231

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term
Operating leases (in years)	11.9	11.0
Finance leases (in years)	8.7	11.7

Weighted-average discount rate
Operating leases	12.4%	12.8%
Finance leases	14.6%	13.3%

(Tabular data in thousands, except par value and per share data)

Supplemental balance sheet information related to leases is as follows:

	June 30, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	$2,029	$2,256

Other current liability	$590	$554
Other long-term liabilities	1,479	1,778
Total operating lease liabilities	$2,069	$2,332

Finance leases
Property and equipment, at cost	$3,602	$2,889
Accumulated depreciation	(400)	(460)
Property and equipment, net	$3,202	$2,429

Other current liability	$1,110	$251
Other long-term liabilities	2,863	2,832
Total finance lease liabilities	$3,973	$3,083

Maturities of operating and finance lease liabilities as of  June 30, 2026, are as follows:

Twelve months ended June 30,	Operating leases	Finance leases
2027	$802	$1,118
2028	706	145
2029	108	145
2030	110	145
2031	110	145
Thereafter	2,036	9,670
Total lease payments	3,872	11,368
Less imputed interest	(1,803)	(7,395)
Total lease liability	$2,069	$3,973

We act as sublessor in certain leasing arrangements, primarily related to land and buildings. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. Sublease income and head lease expense for these transactions are recognized on a net basis on the consolidated financial statements. Sublease income is recorded in the Selling, General and Administrative expenses ("SG&A") section of the consolidated condensed statements of operations and comprehensive loss.

(Tabular data in thousands, except par value and per share data)

The following table shows lease income for the applicable periods:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Lease income	$763	$732	$1,369	$1,415

Future lease commitments to be received as of  June 30, 2026, are as follows:

Twelve months ended June 30,
2027	$1,809
2028	1,586
2029	1,633
2030	992
2031	2
Thereafter	-
Total future lease commitments	$6,022

9. Stock Based Compensation

2019 Stock Plan

The Aemetis, Inc. Amended and Restated 2019 Stock Plan (the “2019 Stock Plan”) allows our Board of Directors or delegated Board committee to grant Incentive Stock Options, Non-Statutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares, and other stock or cash awards to employees, directors, and consultants. During the six months ended June 30, 2026, we issued stock options to employees exercisable for 1.9 million shares and we issued 379 thousand shares of stock to members of our Board of Directors as compensation. The following table summarizes activity under the 2019 Stock Plan during the six months ending  June 30, 2026:

	Shares Available for Grant	Number of Shares Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2025	81	8,610	$3.91
Authorized	2,749	-	-
Options Granted	(1,928)	1,928	2.60
Common stock granted	(379)	-	-
Exercised	-	(181)	0.78
Forfeited/expired	294	(294)	2.73
Balance as of June 30, 2026	817	10,063	$3.75

The options outstanding as of  June 30, 2026 include vested rights to purchase 6.9 million shares and the remaining purchase rights are not yet vested.

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

The weighted average fair value calculations for the options granted during the six months ended June 30, 2026 and 2025, are based on the following assumptions:

	For the six months ended June 30,
Description	2026	2025
Dividend-yield	-%	-%
Risk-free interest rate	3.9%	4.3%
Expected volatility	111.0%	113.5%
Expected life (years)	5.81	5.81
Market value per share on grant date	$2.60	$2.73
Fair value per option on grant date	$2.18	$2.32

During the six months ended June 30, 2026 and 2025, we recognized $2.8 million and $3.7 million of stock-based compensation expense. During these periods, we granted 379 thousand and 396 thousand shares of common stock under the 2019 Stock Plan, respectively, with an average market value on date of grant of $2.44 and $2.73, respectively, per share.

As of  June 30, 2026, we had $6.1 million of total unrecognized compensation expense for option issuances, which we will amortize over the remaining vesting period for each applicable grant, which has a weighted average of 2.17 years as of  June 30, 2026.

10. Warrants to Purchase Common Stock

On June 30, 2026, the maturity dates on two accredited investors' Subordinated Notes were extended to December 31, 2026. In connection with the extension, we granted the noteholders warrants exercisable for the purchase of 113 thousand shares of Aemetis, Inc. common stock with a term of two years and an exercise price of $0.01 per share. The warrants were fully exercised by the noteholders in July 2026.

The following table summarizes warrant activity during the six months ending  June 30, 2026:

	Warrants Outstanding & Exercisable	Weighted - Average Exercise Price	Average Remaining Term in Years
Outstanding December 31, 2025	598	$10.17	3.73
Granted	113	0.01
Exercised	(113)	0.01
Outstanding June 30, 2026	598	$10.17	3.33

All of the above outstanding warrants are fully vested and exercisable as of  June 30, 2026.

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

The Preferred Unit Purchase Agreement has been amended multiple times. In May 2026, ABGL entered into an agreement titled Twelfth Waiver and Amendment to Series A Preferred Unit Purchase Agreement ("PUPA Twelfth Amendment") with an effective date of April 30, 2026, that, among other provisions, extends the date by which ABGL is required to redeem all of the outstanding Series A Preferred Units to August 31, 2026, and changes the aggregate redemption price to $116.7 million, which includes a $2 million incremental fee for the PUPA Twelfth Amendment. The PUPA Twelfth Amendment further provides that if ABGL does not redeem the Series A Preferred Units by the extended redemption date, ABGL will enter into a credit agreement with Protair-X and Third Eye Capital effective as of September 1, 2026, and maturing September 1, 2027, in the form attached to the PUPA Twelfth Amendment, and specifies that entry into such credit agreement will satisfy the obligation to redeem the Series A Preferred Units. Amounts outstanding under the credit agreement would bear an interest rate equal to the greater of (i) prime rate plus 10.0% and (ii) 16.0%. We evaluated this and prior similar amendments in accordance with ASC 470 "Debt" and applied troubled debt restructuring accounting, resulting in no gain or loss from the execution of the particular amendment. In addition, consistent with ASC 470-60, we accreted the amount of principal and interest due using the effective interest method from the starting liability on the effective date of the amendment to the amount that would be due as of the maturity date of the credit agreement. Following this methodology, we recorded Series A Preferred Unit liabilities of $130.2 million and $126.9 million as long-term liabilities as of  June 30, 2026 and  December 31, 2025, respectively.

Variable interest entity assessment

After consideration of ABGL’s operations and the terms of the Preferred Unit Purchase Agreement entered in 2018, we concluded that ABGL did not have enough equity to finance its activities without additional financial support. ABGL is capitalized with Series A Preferred Units that are recorded as liabilities under U.S. GAAP. Hence, we concluded that ABGL is a VIE. Through our ownership interest in all of the outstanding common units of ABGL, our current ability to control the board of directors, and control of subordinated financing decisions, Aemetis has been determined to be the primary beneficiary and accordingly, the assets, liabilities, and operations of ABGL are consolidated into those of the Company. ABGL's total assets as of  June 30, 2026, were $129.5 million, which serve as collateral for the obligations of ABGL to the holders of Series A Preferred Units.

(Tabular data in thousands, except par value and per share data)

12. Agreements

J.D. Heiskell Working Capital Agreements. Pursuant to a Corn Procurement and Working Capital Agreement with J.D. Heiskell, AAFK procures whole yellow corn from J.D. Heiskell. AAFK has the ability to obtain grain from other sources subject to certain conditions; however, in the past all AAFK grain purchases have been from J.D. Heiskell. Title to and risk of loss of the corn pass to AAFK when the corn is deposited into the Keyes Plant weigh bin. Pursuant to a separate agreement that was amended in May 2023, J.D. Heiskell also purchases all of our ethanol, WDG, corn oil, and CDS and sells them to marketing companies designated by us. We have designated Murex to purchase and market ethanol and A.L. Gilbert to purchase and market WDG and corn oil. Our relationships with J.D. Heiskell, Murex, and A.L. Gilbert are well established, and we believe that the relationships are beneficial to all parties involved in utilizing the distribution logistics, reaching a widespread customer base, managing inventory, and providing working capital relationships.

The following table summarizes the J.D. Heiskell purchase and sales activity during the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Ethanol sales	$34,037	$27,724	$61,160	$55,783
WDG sales	9,720	7,828	17,400	15,828
Corn oil sales	2,426	1,497	3,683	2,951
CDS sales	10	6	15	15
Corn purchases	(32,650)	(29,935)	(60,969)	(61,289)

	June 30, 2026	December 31, 2025
Accounts receivable	$142	$27

The agreements with J.D. Heiskell, Murex, and A.L. Gilbert include marketing and transportation services. For the three months ended  June 30, 2026 and 2025, we expensed marketing costs of $0.7 million and $0.6 million, respectively, in connection with the marketing arrangements and these costs are included in Selling, General and Administrative Expenses. For the six months ended  June 30, 2026 and 2025, we expensed marketing costs of $1.3 million and $1.2 million, respectively. For the three months ended  June 30, 2026, we expensed transportation costs of $1.2 million related to sales of ethanol and $1.5 million related to sales of WDG. For the six months ended  June 30, 2026, we expensed $2.2 million related to sales of ethanol and $2.8 million related to sales of WDG. For the three months ended June 30, 2025, we expensed $1.1 million related to sales of ethanol and $1.3 million related to sales of WDG. For the six months ended June 30, 2025, we expensed $2.3 million related to sales of ethanol and $2.7 million related to sales of WDG. Transportation costs are included in costs of goods sold.

Supply Trade Agreement. On July 1, 2022, UBPL entered into an operating agreement with Gemini Edibles and Fats India Private Limited (“Gemini”) pursuant to which Gemini supplies UBPL with feedstock up to a credit limit of $12.7 million and has a collateral interest in inventories, current assets, and fixed assets of UBPL. If UBPL fails to pay an invoice within the ten-day credit period, the outstanding balance bears interest at 18%. The agreement is effective through July 2026. As of each  June 30, 2026 and  December 31, 2025, UBPL had $0 outstanding under this agreement.

(Tabular data in thousands, except par value and per share data)

Forward Sale Commitments. As of  June 30, 2026, we have no forward sale commitments.

Natural Gas Purchase Agreement. As of  June 30, 2026, we have a forward purchase agreement in place to buy approximately 3,700 MMBtu ("million British thermal units") of natural gas per day for use at the Keyes plant at fixed prices between $1.55 and $3.175 per MMBtu through September 2026. We have elected to apply the normal purchases and normal sales scope exception under ASC 815 "Derivatives and Hedging," hence the natural gas purchased under this agreement is accounted for and included as cost of goods sold in our financial statements.

13. Segment Information

We recognize three reportable segments: “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.”

The “California Ethanol” segment includes our 65 million gallon per year ethanol plant in Keyes, California, and the adjacent land leased to upgrade our CO₂ production to commercial quality.

The “California Dairy Renewable Natural Gas” segment includes the production and sale of RNG and associated environmental attributes, consisting of anaerobic digesters located at dairies, a 36-mile biogas collection pipeline, a biogas upgrading hub that produces RNG from the biogas, a pipeline interconnect, and ongoing construction of additional digesters.

The “India Biodiesel” segment includes our 80 million gallon per year biodiesel production plant in Kakinada, India, and administrative offices in Hyderabad, India.

We have additional operating segments that were determined not to be separately reportable segments, including our key projects under development which consist of a sustainable aviation fuel and renewable diesel production in Riverbank and CCUS wells in California. Additionally, the Goodland Plant, our Riverbank Industrial Complex management, and corporate expenses are included in the “All Other” category.

The following tables summarize financial information by reportable segment for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30, 2026
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$52,865	$7,325	$2,510	$-	$62,700
Gross profit	8,859	3,989	667	-	13,515

Net income (loss)	(1,500)	(190)	42	(7,719)	(9,367)
Interest and debt amortization expense	8,856	1,134	-	3,675	13,665
Depreciation and amortization	1,073	1,216	184	72	2,545
Accretion and other expenses of Series A preferred units	-	1,509	-	-	1,509
Bad debt expense	-	-	-	87	87
Loss on sale/disposal of assets	-	20	86	-	106
Stock-based compensation expense	-	-	-	1,121	1,121
EBITDA	$8,429	$3,689	$312	$(2,764)	$9,666

Capital expenditures	$5,519	$2,591	$99	$325	$8,535
Total assets as of June 30, 2026	$83,929	$129,528	$22,257	$53,465	$289,179
Allocation of corporate overhead expense to segments	$2,968	$3,340	$371	$(6,679)	$-

(Tabular data in thousands, except par value and per share data)

	For the three months ended June 30, 2025
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All Other	Total

Revenues	$37,288	$3,051	$11,904	$-	$52,243
Gross profit (loss)	(3,806)	855	(404)	-	(3,355)
					-
Net loss	(12,611)	(3,533)	(586)	(6,665)	(23,395)
Interest expense including amortization of debt fees	8,001	939	291	3,099	12,330
Accretion and other expenses of Series A preferred units	-	2,032	-	-	2,032
Income tax expense (benefit)	1	-	(530)	-	(529)
Depreciation	1,075	1,012	198	65	2,350
Stock-based compensation expense	-	-	-	1,433	1,433
Other amortization	11	-	-	-	11
EBITDA	$(3,523)	$450	$(627)	$(2,068)	$(5,768)

Capital expenditures	$339	$2,836	$60	$290	$3,525
Total assets as of June 30, 2025	$53,230	$124,099	$25,462	$37,225	$240,016
Allocation of corporate overhead expense to segments	$1,945	$3,241	$648	$(5,834)	$-

	For the six months ended June 30, 2026
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues	$91,691	$12,579	$13,049	$-	$117,319
Gross profit	9,431	6,063	777	-	16,271
					-
Net loss	(11,202)	(2,312)	(418)	(17,148)	(31,080)
Interest and debt amortization expense	17,819	2,288	119	7,813	28,039
Depreciation and amortization	2,129	2,435	374	142	5,080
Accretion and other expenses of Series A preferred units	-	3,122	-	-	3,122
Bad debt expense	72	-	-	291	363
Income tax expense (benefit)	-	10	(155)	14	(131)
Loss on sale/disposal of assets	-	20	88	-	108
Stock-based compensation expense	-	-	-	2,825	2,825
Stock issued for services	-	-	-	50	50
EBITDA	$8,818	$5,563	$8	$(6,013)	$8,376

Capital expenditures	$8,873	$5,743	$110	$356	$15,083
Total assets as of June 30, 2026	$83,929	$129,528	$22,257	$53,465	$289,179
Allocation of corporate overhead expense to segments	$6,411	$7,213	$801	$(14,425)	$-

(Tabular data in thousands, except par value and per share data)

	For the six months ended June 30, 2025
	California Ethanol	California Dairy Renewable Natural Gas	India Biodiesel	All other	Total

Revenues from external customers	$75,036	$5,494	$14,599	$-	$95,129
Gross profit (loss)	(8,744)	1,160	(851)	-	(8,435)

Net loss	(27,521)	(1,771)	(2,298)	(16,334)	(47,924)
Interest expense including amortization of debt fees	16,462	1,887	747	6,927	26,023
Accretion and other expenses of Series A preferred units	-	4,311	-	-	4,311
Income tax expense (benefit)	1	(6,995)	(329)	11	(7,312)
Depreciation	2,176	2,021	382	129	4,708
Stock-based compensation expense	-	-	-	3,741	3,741
Other amortization	23	-	-	-	23
EBITDA	$(8,859)	$(547)	$(1,498)	$(5,526)	$(16,430)

Capital expenditures	$382	$4,093	$439	$436	$5,350
Total assets as of June 30, 2025	$53,230	$124,099	$25,462	$37,225	$240,016
Allocation of corporate overhead expense to segments	$4,629	$7,715	$1,543	$(13,887)	$-

California Ethanol: Sales of ethanol, WDG, and corn oil to one customer (J.D. Heiskell) accounted for 87.4% and 99.4% of our California Ethanol segment revenues for the three months ended  June 30, 2026 and 2025, respectively. J.D. Heiskell accounted for 89.7% and 99.4% of our California Ethanol Segment sales for the six months ended  June 30, 2026 and 2025, respectively.

California Dairy Renewable Natural Gas: Sales of RNG during the three and six months ended  June 30, 2026 and 2025, were to a single customer. We sold D3 RINs and LCFS credits to two other customers.

India Biodiesel: For the three months ended  June 30, 2026, three customers accounted for 23%, 25%, and 36% of our India Biodiesel segment's revenues. For the six months ended  June 30, 2026, three customers accounted for 19%, 23%, and 38% of our India Biodiesel segment's revenues. For the three months ended  June 30, 2025, four customers accounted for 16%, 23%, 25%, and 34% of the segment's revenues. For the six months ended  June 30, 2025, four customers for 19%, 20%, 26%, and 28% of the segment's revenues.

14. Related Party Transactions

As of  June 30, 2026, the Company had amounts payable totaling $1.7 million to Eric McAfee, our Chairman and Chief Executive Officer, and McAfee Capital LLC, an entity owned by Mr. McAfee. These amounts consist of accrued compensation and related amounts under employment agreements and bonus awards, expense reimbursements, and guarantee fees associated with guarantees provided by Mr. McAfee and McAfee Capital in connection with the Company's indebtedness to Third Eye Capital.

In addition, as of June 30, 2026, the Company had amounts payable totaling $0.9 million to other members of management related to awarded but unpaid bonus compensation.

(Tabular data in thousands, except par value and per share data)

15. Liquidity and Going Concern

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

We are pursuing the following strategies to improve liquidity:

California Ethanol

Optimize Operations. We plan to continue to operate the Keyes Plant and optimize operating parameters and purchase contracts based on market conditions.

Reduce Natural Gas Use and Reduce Ethanol Carbon Intensity. We are constructing a MVR system that is expected to significantly reduce the Keyes Plant's natural gas consumption and lower the carbon intensity of the ethanol produced at the Keyes Plant. This will reduce overall fuel costs and volatility and increase income from LCFS credits and Section 45Z PTCs. The MVR system is expected to become operational in 2026.

Monetize Section 45Z PTCs. The Keyes Plant started earning Section 45Z PTCs effective January 1, 2025, and we have monetized the credits earned during all of 2025 and through mid- June 2026. We plan to continue to monetize the Section 45Z PTCs on a regular basis. The recent federal tax and budget legislation referred to as the "One Big Beautiful Bill" that was enacted in July 2025 extended the term of the credits to a total of five years.

Evaluate New Technologies. We continue to evaluate other opportunities to improve the Keyes Plant's financial performance by adopting new technologies or process changes that further improve energy efficiency, decrease feedstock costs, increase coproduct yields, and create other margin enhancements.

California Renewable Natural Gas

Operate Existing Digesters. As of  June 30, 2026, the RNG segment operates twelve anaerobic digesters that produce biogas from manure waste received from fifteen dairies.

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

Increase LCFS Credit Revenue. The California Air Resource Board ("CARB") has approved provisional pathways for the RNG produced from seven of our operating dairy digesters. Dairies with approved provisional LCFS pathways generate more LCFS credits than dairies with temporary pathways. We generate LCFS credits under lower temporary pathways at five operating digesters that have applications for provisional pathways pending with CARB. In addition, CARB's amendments to the LCFS regulation that became effective July 1, 2025, are expected to reduce the oversupply of LCFS credits and lead to higher LCFS credit prices in the future.

Monetize Section 45Z PTCs. Our RNG production started earning Section 45Z PTCs effective January 1, 2025. We monetized the 2025 credits in December 2025, and we are planning to continue to monetize 2026 and later credits on a regular basis. The recent federal tax and budget legislation referred to as the "One Big Beautiful Bill" that was enacted in July 2025 contains provisions that are expected to increase our future income from Section 45Z tax credits for RNG production, including an increase in the credit amount earned for each MMBtu of RNG we produce and an extension of the term of the credits to a total of five years.

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

Financing

While we are implementing our plans to improve liquidity, we have been raising cash for operations by selling equity through our at-the-market stock sales program, and we expect to continue to do so. We also plan to seek additional funding for existing and new business opportunities through a combination of working with our senior lender, restructuring or refinancing existing loan agreements, entering into additional debt agreements for specific projects, obtaining project specific equity and debt for development projects, and obtaining additional debt from the current EB-5 Phase II offering.

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

(Tabular data in thousands, except par value and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2026 and 2025.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

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

Overview

Founded in 2006 and headquartered in Cupertino, California, we are a renewable natural gas and biofuels company focused on the operation, acquisition, development, and commercialization of innovative technologies that lower fuel costs and reduce emissions. We operate in three reportable segments consisting of “California Ethanol,” “California Dairy Renewable Natural Gas,” and “India Biodiesel.” We have other operating segments determined not to be separately reportable that are collectively represented by the “All Other” category. Our mission is to produce innovative renewable fuel solutions that benefit communities and improve the environment. We are executing our mission by building a circular bioeconomy using agricultural products and waste to produce low carbon renewable fuels that create jobs, reduce greenhouse gas (“GHG”) emissions, and improve air quality. For revenue and other information regarding our operating segments, see Note 13 - Segment Information of the Notes to the consolidated condensed financial statements of this Form 10-Q.

Our California Ethanol segment consists of a 65 million gallon per year capacity ethanol production facility located in Keyes, California (the “Keyes Plant”) that we own and operate. In addition to low carbon renewable fuel ethanol, the Keyes Plant produces alcohol for other uses, Wet Distillers Grains (“WDG”), Distillers Corn Oil (“DCO”), and Condensed Distillers Solubles (“CDS”). WDG, DCO, and CDS are sold as animal feed to more than 80 local dairies and feedlots. A portion of our DCO is sold as feedstock for other renewable fuels plants. We also capture the Carbon Dioxide (“CO2”) generated by our fermenters and sell it to an industrial gas company that liquifies the CO₂ to sell to food, beverage, and industrial customers. We are implementing energy efficiency initiatives focused on lowering the carbon intensity (“CI”) of our ethanol, primarily by decreasing the use of fossil natural gas. Recently completed energy efficiency projects include high efficiency heat exchangers and a solar micro grid. A significant energy efficiency project in progress is the Mechanical Vapor Recompression (“MVR”) system that will use low carbon electricity instead of natural gas. These changes will reduce our energy costs, lower the CI of the ethanol we produce, and generate increased cash flows from California Low Carbon Fuel Standard (“LCFS”) and tax credits. We have already begun installing MVR equipment and expect the system to be operational in 2026.

(Tabular data in thousands, except par value and per share data)

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

Our India Biodiesel segment includes a biodiesel production plant in Kakinada, India (“Kakinada Plant”) with a production capacity of about 80 million gallons per year. The plant produces high-quality distilled biodiesel and refined glycerin for customers in India. We believe the Kakinada Plant is one of the highest capacity biodiesel production facilities in India. The Kakinada Plant is capable of processing a variety of vegetable and animal oil waste feedstocks into biodiesel that meets applicable product standards. Our Kakinada Plant also distills the crude glycerin coproduct from the biodiesel refining process into refined glycerin, which is sold to the pharmaceutical, personal care, paint, adhesive, and other industries.

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

Our planned CCUS projects will compress and inject CO₂ into deep wells that are monitored to ensure the long-term sequestration of carbon underground. California’s Central Valley has been identified as one of the world’s most favorable regions for large-scale CO₂ injection projects due to the subsurface geologic formations that absorb and contain CO₂ gas. The two initial Aemetis CCUS injection projects are being designed to capture and sequester more than two million metric tons per year of CO₂ at the Aemetis biofuels plant sites in Keyes and Riverbank, California. Once operational, we expect these projects will generate revenue by selling California LCFS credits and federal Internal Revenue Code Section 45Q tax credits.

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

(Tabular data in thousands, except par value and per share data)

Results of Operations

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in our California Ethanol segment, RNG environmental attributes in our California Dairy Renewable Natural Gas segment, and biodiesel in our India Biodiesel segment. We also generate IRA Section 45Z Production Tax Credits (“Section 45Z PTCs” or “PTCs”) in the California Ethanol and RNG segments, which we recognize as income in 2026. The revenue recognized during the same period in 2025 does not include PTC income, as we recognized Section 45Z PTC income for calendar year 2025 in the fourth quarter of 2025 after establishing qualification for the PTCs under the applicable statute and guidance.

	2026	2025	Inc/(dec)	% change
California Ethanol	$52,865	$37,288	$15,577	41.8%
California Dairy Renewable Natural Gas	7,325	3,051	4,274	140.1%
India Biodiesel	2,510	11,904	(9,394)	(78.9)%
Total	$62,700	$52,243	$10,457	20.0%

California Ethanol. For the three months ended June 30, 2026, this segment generated 64% of its revenue from sales of ethanol, and the balance from sales of WDG, Corn Oil, CDS, and CO₂. It also generated and recognized $6.5 million in Section 45Z PTC income during the three months ended June 30, 2026. For the three months ended June 30, 2026, the Keyes Plant sold 15.5 million gallons of ethanol at an average price of $2.19 per gallon and 107 thousand tons of WDG at an average price of $91 per ton, compared to sales during the three months ended June 30, 2025, when the Keyes Plant sold 13.8 million gallons of ethanol at an average price of $2.01 per gallon and 91 thousand tons of WDG at an average price of $86 per ton.

California Dairy Renewable Natural Gas. During the three months ended June 30, 2026, we sold 146.9 thousand MMBtu ("million British thermal units") of RNG at an average price of $1.51 per MMBtu, compared to the three months ended June 30, 2025, when we sold 106.4 thousand MMBtu of RNG at an average price of $2.75 per MMBtu. During the three months ended June 30, 2026, we sold 1.3 million federal Renewable Fuel Standard ("RFS") credits (referred to as "D3 RINs") at an average price of $2.54 per D3 RIN, compared to the three months ended June 30, 2025, when we sold 0.8 million D3 RINs at an average price of $2.60 per RIN. During the three-month period ended June 30, 2026, we sold 27.5 thousand LCFS credits at an average price of $66 each, compared to 14.0 thousand LCFS credits at an average price of $55 each during the period ended June 30, 2025. The RNG segment also generated $2.1 million of Section 45Z PTC income during the three months ended June 30, 2026.

India Biodiesel. In 2025 and 2026, all our India sales of biodiesel were to government owned Oil Marketing Companies ("OMCs") pursuant to the OMC tender and allocation process. For the three months ended June 30, 2026, we generated 56% of our India segment revenues from the sale of biodiesel and 44% from other sales. The decrease in revenues was primarily due to OMC contracts not received during the second quarter of 2026 and Palm Fatty Acid Distillate ("PFAD") sales that occurred during the second quarter of 2025, but not during the same period in 2026. These decreases were partially offset by an increase in sales of refined glycerin. We sold 1.4 thousand metric tons of biodiesel at an average sales price of $1,038 per metric ton during the three months ended June 30, 2026, compared to 9.4 thousand metric tons of biodiesel at an average sales price of $1,010 per metric ton during the three months ended June 30, 2025.

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

	2026	2025	Inc/(dec)	% change
California Ethanol	$44,006	$41,094	$2,912	7.1%
California Dairy Renewable Natural Gas	3,336	2,196	1,140	51.9%
India Biodiesel	1,843	12,308	(10,465)	(85.0)%
Total	$49,185	$55,598	$(6,413)	(11.5)%

California Ethanol. We ground 5.4 million bushels of corn at an average cost of $6.07 per bushel during the three months ended June 30, 2026, compared to 4.7 million bushels of corn at an average cost of $6.42 per bushel during the three months ended June 30, 2025. The increase in cost of goods sold for the three months ended June 30, 2026 is mainly due to an increase in ethanol production and an associated increase in the quantity of corn used.

California Dairy Renewable Natural Gas. Cost of goods sold increased as a result of the increased manure costs, digester maintenance expenses, and depreciation from additional digesters placed into service.

India Biodiesel. The decrease in cost of goods sold during the three months ended June 30, 2026, compared to June 30, 2025, was attributable to a decrease in biodiesel sales.

(Tabular data in thousands, except par value and per share data)

Gross Profit (Loss)

	2026	2025	Inc/(dec)	% change
California Ethanol	$8,859	$(3,806)	$12,665	(332.8)%
California Dairy Renewable Natural Gas	3,989	855	3,134	366.5%
India Biodiesel	667	(404)	1,071	(265.1)%
Total	$13,515	$(3,355)	$16,870	(502.8)%

California Ethanol. The gross profit during the three months ended June 30, 2026, compared to a gross loss during the same period in 2025, was attributable primarily to increased volumes, increased average sale prices and reduced corn costs, as well as $6.5 million of Section 45Z PTC income recognized during the three months ended June 30, 2026, but not during the three months ended June 30, 2025.

California Dairy Renewable Natural Gas. The increase in gross profit for the three months ended June 30, 2026, compared to the same period in 2025, is due to the 38% increase in RNG production and associated environmental attributes, as well as $2.1 million of Section 45Z PTC income recognized during the three months ended June 30, 2026, but not during the three months ended June 30, 2025.

India Biodiesel. The gross profit for the three months ended June 30, 2026, compared to a gross loss during same period in 2025, is primarily due to a decrease in feedstock costs.

Operating Expenses and Other Expense (Income)

	2026	2025	Inc/(dec)	% change
Selling, general and administrative	$7,742	$7,319	$423	5.8%

Other expense (income):
Interest expense
Interest rate expense	13,310	11,235	2,075	18.5%
Debt related fees and amortization expense	355	1,095	(740)	(67.6)%
Accretion and other expenses of Series A preferred units	1,509	2,032	(523)	(25.7)%
Other income	$(34)	$(1,112)	$1,078	(96.9)%

Selling, General and Administrative expenses ("SG&A") expenses consist primarily of salary and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facility expenses. SG&A expenses as a percentage of revenue were 12% in the three months ended June 30, 2026, compared to 14% in the three months ended June 30, 2025. The increase in SG&A expenses during the three months ended June 30, 2026 is primarily due to increases in salary and related expenses, and professional fees, partially offset by a reduction in facility expenses.

Other expenses consist primarily of interest and amortization expense on debt and accretion of the liability to repurchase Biogas Series A Preferred Units. The cost of debt includes issuance of warrants as renewal fees. The fair value of stock and warrants are amortized as expenses under the modification accounting, except when the extinguishment accounting method is applied, in which case unamortized debt issuance costs are recorded as extinguishment expense and new fair value of the debt is amortized. Interest expense increased during the three months ended June 30, 2026, due to higher variable interest rates and higher debt balances.

(Tabular data in thousands, except par value and per share data)

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Revenues

Our revenues are derived primarily from sales of ethanol and WDG in our California Ethanol segment, RNG environmental attributes in our California Dairy Renewable Natural Gas segment, and biodiesel in our India Biodiesel segment. We also generate Section 45Z PTCs in the California Ethanol and RNG segments, which we recognize as income in 2026. Revenue recognized during same period in 2025 did not include PTC income, as we recognized Section 45Z PTC income for calendar year 2025 in the fourth quarter of 2025 after establishing qualification for the PTCs under the applicable statute and guidance.

	2026	2025	Inc/(dec)	% change
California Ethanol	$91,691	$75,036	$16,655	22.2%
California Dairy Renewable Natural Gas	12,579	5,494	7,085	129.0%
India Biodiesel	13,049	14,599	(1,550)	(10.6)%
Total	$117,319	$95,129	$22,190	23.3%

California Ethanol. For the six months ended June 30, 2026, this segment generated 67% of its revenue from sales of ethanol, and the rest from sales of WDG, Corn Oil, CDS, and CO₂. It also generated and recognized $9.1 million in Section 45Z PTC income during the six months ended June 30, 2026. For the six months ended June 30, 2026, the Keyes Plant sold 29.3 million gallons of ethanol at an average price of $2.09 per gallon and 198 thousand tons of WDG at an average price of $88 per ton, compared to sales during the six months ended June 30, 2025, when the Keyes Plant sold 27.9 million gallons of ethanol at an average price of $2.00 per gallon and 184 thousand tons of WDG at an average price of $86 per ton.

California Dairy Renewable Natural Gas. During the six months ended June 30, 2026, we sold 256.4 thousand MMBtu of RNG at an average price of $1.71 per MMBtu, compared to the six months ended June 30, 2025, when we sold 177.3 thousand MMBtu of RNG at an average price of $3.11 per MMBtu. During the six months ended June 30, 2026, we sold 2.1 million D3 RINs at an average price of $2.49 per D3 RIN, compared to the six months ended June 30, 2025, when we sold 1.2 million D3 RINs at an average price of $2.61 per RIN. During the six months ended June 30, 2026, we sold 57.7 thousand LCFS credits at an average price of $60 each, compared to 30.0 thousand LCFS credits at an average price of $64 each during the period ended June 30, 2025. The RNG segment also generated $3.5 million of Section 45Z PTC income during the six months ended June 30, 2026.

India Biodiesel. In 2025 and 2026, all our India sales of biodiesel were to government owned OMCs pursuant to the OMC tender and allocation process. For the six months ended June 30, 2026, we generated 84% of our India segment revenues from the sale of biodiesel and 16% from other sales. The decrease in revenues was primarily due to PFAD sales that occurred during the six months ended June 30, 2025, but not during the same period in 2026. This decrease was partially offset by increases in refined glycerin and biodiesel sales, mitigating the impact of OMC contracts not received during the second quarter of 2026. We sold 10.5 thousand metric tons of biodiesel at an average sales price of $1,037 per metric ton during the six months ended June 30, 2026, compared to 9.4 thousand metric tons of biodiesel at an average sales price of $1,010 per metric ton during the six months ended June 30, 2025.

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

	2026	2025	Inc/(dec)	% change
California Ethanol	$82,260	$83,780	$(1,520)	(1.8)%
California Dairy Renewable Natural Gas	6,516	4,334	2,182	50.3%
India Biodiesel	12,272	15,450	(3,178)	(20.6)%
Total	$101,048	$103,564	$(2,516)	(2.4)%

California Ethanol. We ground 10.1 million bushels of corn at an average cost of $6.00 per bushel during the six months ended June 30, 2026, compared to 9.4 million bushels of corn at an average cost of $6.53 per bushel during the six months ended June 30, 2025. The slight decrease in cost of goods sold for the six months ended June 30, 2026, is mainly due to a lower average cost per bushel of corn, compared to the six months ended June 30, 2025.

California Dairy Renewable Natural Gas. Cost of goods sold increased as a result of increased manure costs, digester maintenance expenses, and depreciation from additional digesters placed into service.

India Biodiesel. The decrease in cost of goods sold during the six months ended June 30, 2026, compared to June 30, 2025, was attributable to a decrease in biodiesel sales.

(Tabular data in thousands, except par value and per share data)

Gross Profit (Loss)

	2026	2025	Inc/(dec)	% change
California Ethanol	$9,431	$(8,744)	$18,175	(207.9)%
California Dairy Renewable Natural Gas	6,063	1,160	4,903	422.7%
India Biodiesel	777	(851)	1,628	(191.3)%
Total	$16,271	$(8,435)	$24,706	(292.9)%

California Ethanol. The gross profit during the six months ended June 30, 2026, compared to a gross loss during the same period in 2025, was attributable primarily to increased volumes and reduced corn costs, as well as the $9.1 million of Section 45Z PTC income recognized during the six months ended June 30, 2026, but not during the six months ended June 30, 2025.

California Dairy Renewable Natural Gas. The increase in gross profit for the six months ended June 30, 2026, compared to the same period in 2025, is due to the increase in RNG production and associated environmental attributes, as well as the $3.5 million of Section 45Z PTC income recognized during the six months ended June 30, 2026, but not during the six months ended June 30, 2025.

India Biodiesel. The gross profit for the six months ended June 30, 2026, compared to the loss during same period in 2025, reflects lower feedstock costs.

Operating Expenses and Other Expense (Income)

	2026	2025	Inc/(dec)	% change
Selling, general and administrative expenses	$16,833	$17,794	$(961)	(5.4)%
Other expense (income):
Interest expense
Interest rate expense	25,713	22,253	3,460	15.5%
Debt related fees and amortization expense	2,326	3,770	(1,444)	(38.3)%
Accretion and other expenses of Series A preferred units	3,122	4,311	(1,189)	(27.6)%
Other income	$(512)	$(1,327)	$815	(61.4)%

SG&A expenses consist primarily of salary and related expenses for employees, marketing expenses related to sales of ethanol and WDG in California Ethanol and biodiesel and other products in India Biodiesel, as well as professional fees, insurance, other corporate expenses, and related facility expenses. SG&A expenses as a percentage of revenue were 14% in the six months ended June 30, 2026, compared to 19% in the six months ended June 30, 2025. The decrease in SG&A expenses during the six months ended June 30, 2026, is primarily due to reductions in insurance and professional fees, supplies and services expenses, partially offset by an increase in salary and related expenses.

Other expenses consist primarily of interest and amortization expense on debt and accretion of the liability to redeem Biogas Series A Preferred Units. The cost of debt includes issuance of warrants as renewal fees. The fair value of stock and warrants are amortized as expenses, except when the extinguishment accounting method is applied, in which case unamortized debt costs are recorded as extinguishment expense. Interest expense increased during the six months ended June 30, 2026, due to higher variable interest rates and higher debt balances.

(Tabular data in thousands, except par value and per share data)

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $973 thousand at June 30, 2026, with $847 thousand held in our North American entities and $126 thousand in our India entity. We expect that our future available cash resources will be generated from operations, sales of equity, sales of tax credits, and new debt. Incurrence of new debt and the associated use of proceeds from future debt financings are subject to approval by our senior lender.

Liquidity

Cash and cash equivalents, current assets, current liabilities, and debt at the end of each period were as follows:

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$973	$4,894
Current assets (including cash, cash equivalents, and deposits)	$32,995	$26,872
Current and long-term liabilities (excluding all debt)	$195,391	$184,908
Current & long-term debt	$415,895	$381,764

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

We are implementing several strategies to improve our cash flow from operations, as described in more detail in Note 15 - Liquidity of the Notes to the consolidated condensed financial statements of this Form 10-Q.

(Tabular data in thousands, except par value and per share data)

Senior Secured Debt

As of June 30, 2026, the outstanding balance of principal, interest and fees, net of discounts, on all Third Eye Capital Notes totals $269.6 million, which is all due on demand by the lender. Third Eye Capital has provided a series of accommodating amendments to our debt facilities as described in further detail in Note 5 - Debt of the Notes to the consolidated condensed financial statements in this Form 10-Q. However, future amendments or accommodations will continue to be at the discretion of the lender. In the event our senior lender demands debt repayment, we would likely not have sufficient cash to pay the debt when due unless we are able to obtain alternative financing.

Change in Debt, Working Capital and Cash Flows

The following table describes the changes in current and long-term debt during the six months ended June 30, 2026:

Increases to debt:
Accrued interest	$26,715
Maturity date extension fee and other fees added to senior debt	750
Subordinated debt extension fees	340
Change in debt issuance costs, net of amortization	1,626
Secured loans and working capital loan draw	12,481
Third Eye Capital short-term promissory note	1,800
Construction loan short-term borrowings	8,805
Total increases to debt		52,517
Decreases to debt:
Principal, fees, and interest payments to senior lender	(4,441)
Principal and interest payments and reductions to EB-5 promissory note	(35)
Term loan Payments	(17)
Construction loan payments	(2,836)
Secured loans and working capital loans payments	(11,025)
Payments on term loans for capital expenditures	(27)
Reclass to accounts payable for payment	(5)
Total decreases to debt		(18,386)
Change in total debt		$34,131

Cash used in operating activities was $12.4 million, derived from a net loss of $31.1 million, non-cash expenses of $13.9 million, and changes in operating assets and liabilities of $4.8 million. The non-cash expenses primarily consisted of: (i) $5.1 million in depreciation expenses, (ii) $3.1 million in preferred unit accretion and other expenses of Series A Preferred Units, (iii) $2.3 million in amortization of debt issuance costs and other intangible assets, and (iv) $2.8 million in stock-based compensation expense. Changes in operating assets and liabilities consisted primarily of (i) a $2.2 million increase in accounts receivable, (ii) an increase in inventory of $2.5 million primarily due to the India biodiesel segment buying feedstock for third quarter production and sales, (iii) a $6.7 million increase in the balance of other current assets primarily from earning Section 45Z PTCs, (iv) a $2.5 million decrease in accounts payable, and (v) $2.8 million decrease in other liabilities. This was offset by a $21.3 million increase in accrued interest expense.

Cash used in investing activities was $13.6 million, of which $15.1 million was primarily used for capital projects associated with production of RNG and energy efficiency projects in California offset by $1.4 million grants received.

Cash provided by financing activities was $21.8 million, consisting primarily of (i) $21.5 million proceeds from borrowings, and (ii) $13.7 million from sales of common stock, offset by $13.3 million in repayments of borrowings.

Our ongoing at-the-market stock sales program allows us to sell shares of common stock into the publicly traded market. During the three months ended June 30, 2026, we sold 2.6 million shares of common stock for proceeds of $7.1 million, net of commissions. During the six months ended June 30, 2026, we sold 5.2 million shares of common stock for proceeds of $13.7 million, net of commissions.

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

Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements of this Form 10-Q for information regarding ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), issued in May 2026.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Tabular data in thousands, except par value and per share data)

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in routine litigation and claims incidental to its business from time to time. No such matters, individually or in the aggregate, meet the disclosure thresholds specified in Item 103 of Regulation S-K.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2026, we issued warrants to two subordinated lenders in connection with extensions of their debt. The warrants provided the right for the lenders to purchase 113 thousand shares of Aemetis, Inc. common stock for a period of two years at an exercise price of $0.01 per share. We then issued 113 thousand shares of common stock to the lenders in connection with their exercise of the warrants during the third quarter. The issuance of the warrants and the issuance of the common stock upon exercise of the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as issuances of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

No unresolved defaults on senior securities occurred during the three months ended June 30, 2026.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aemetis, Inc.

Date: August 6, 2026	By:	/s/ Eric A. McAfee
Eric A. McAfee Chair of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Todd Waltz
Todd Waltz Executive Vice President and Chief Financial Officer (Principal Financial Officer)